Form 10-Q
period 1996-06-30
REVLON INC /DE/
filed 1996-07-31
CIK 887921

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1996

                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ---------------

                        Commission file number 33-99558

                                 REVLON, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-3662955
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  625 MADISON AVENUE, NEW YORK, NEW YORK                       10022
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: 212-527-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 26, 1996, 19,875,000 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by Revlon Worldwide Corporation, an indirectly wholly owned subsidiary of Mafco Holdings Inc.


                               Total Pages - 12

                        REVLON, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                        JUNE 30,          DECEMBER 31,
                    ASSETS                                                                1996                1995
                                                                                       ----------         ------------
                                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents....................................................      $    31.4           $    39.2
    Trade receivables, less allowances of $24.2
         and $23.7, respectively.................................................          361.1               362.1
    Inventories..................................................................          326.4               277.8
    Prepaid expenses and other...................................................           66.7                62.4
                                                                                       ----------         ------------
         Total current assets....................................................          785.6               741.5
Property, plant and equipment, net...............................................          369.7               366.6
Other assets.....................................................................          137.2               142.9
Intangible assets related to businesses acquired, net............................          286.4               285.7
                                                                                       ----------         ------------
         Total assets............................................................      $ 1,578.9           $ 1,536.7
                                                                                       ==========         ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Short-term borrowings - third parties........................................      $    22.1           $    22.7
    Current portion of long-term debt - third parties............................            8.9                 9.2
    Accounts payable.............................................................          153.2               150.6
    Accrued expenses and other...................................................          320.2               369.6
                                                                                       ----------         ------------
         Total current liabilities...............................................          504.4               552.1
Long-term debt - third parties ..................................................        1,378.7             1,426.2
Long-term debt - affiliates......................................................           30.4                41.3
Other long-term liabilities......................................................          214.9               215.7

Stockholders' deficiency:
    Preferred stock, par value $.01 per share, 20,000,000
         shares authorized, 546 shares of Series A Preferred Stock
         issued and outstanding..................................................           54.6                54.6
    Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,875,000 and 11,250,000 issued and
         outstanding, respectively...............................................            0.2                 0.1
    Class B Common Stock, par value $.01 per share; 200,000,000
         shares authorized, 31,250,000 issued and outstanding....................            0.3                 0.3
    Capital deficiency...........................................................         (230.5)             (418.2)
    Accumulated deficit since June 24, 1992......................................         (349.7)             (313.4)
    Adjustment for minimum pension liability.....................................          (17.0)              (17.0)
    Currency translation adjustment..............................................           (7.4)               (5.0)
                                                                                       ----------         ------------
         Total stockholders' deficiency..........................................         (549.5)             (698.6)
                                                                                       ----------         ------------
         Total liabilities and stockholders' deficiency..........................      $ 1,578.9           $ 1,536.7
                                                                                       ==========         ============


     See Notes to Unaudited Consolidated Condensed Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                  JUNE 30,                     JUNE 30,
                                                                         -------------------------      -----------------------
                                                                             1996          1995             1996       1995
                                                                         -----------   -----------      ----------- -----------

Net sales............................................................    $   517.3     $    452.1       $   981.0   $   863.8
Cost of sales........................................................        170.7          153.6           323.6       295.2
                                                                         -----------   -----------      ----------- -----------
    Gross profit.....................................................        346.6          298.5           657.4       568.6
Selling, general and administrative expenses.........................        305.1          270.0           600.6       530.0
                                                                         -----------   -----------      ----------- -----------
    Operating income ................................................         41.5           28.5            56.8        38.6
                                                                         -----------   -----------      ----------- -----------
Other expenses (income):
    Interest expense.................................................         31.7           36.1            66.0        70.5
    Interest and net investment income...............................         (1.0)          (1.2)           (2.0)       (2.4)
    Amortization of debt issuance costs..............................          2.0            2.4             4.5         5.6
    Foreign currency losses (gains), net.............................          1.7           (1.2)            3.8        (1.8)
    Miscellaneous, net...............................................          0.8           (0.8)            1.3        (0.7)
                                                                         -----------   -----------      ----------- -----------
         Other expenses, net.........................................         35.2           35.3            73.6        71.2
                                                                         -----------   -----------      ----------- -----------
Income (loss) before income taxes....................................          6.3           (6.8)          (16.8)      (32.6)

Provision for income taxes...........................................          5.9            7.5            12.9        15.4
                                                                         -----------   -----------      ----------- -----------
Income (loss)  before extraordinary item.............................          0.4          (14.3)          (29.7)      (48.0)

Extraordinary item - early extinguishment of debt....................          -              -              (6.6)        -
                                                                         -----------   -----------      ----------- -----------
Net income (loss)....................................................    $     0.4     $    (14.3)      $   (36.3)  $   (48.0)
                                                                         ===========   ===========      =========== ===========
Income (loss) per common share:
    Income (loss) before extraordinary item .........................    $     0.01    $    (0.34)      $    (0.61) $    (1.13)
    Extraordinary item ..............................................          -              -              (0.14)       -
                                                                         -----------   -----------      ----------- -----------
    Net income (loss) ...............................................    $     0.01    $    (0.34)      $    (0.75) $    (1.13)
                                                                         ===========   ===========      =========== ===========
    Weighted average common shares outstanding.......................    51,125,000    42,500,000       48,250,000  42,500,000
                                                                         ===========   ===========      =========== ===========


     See Notes to Unaudited Consolidated Condensed Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      1996        1995
                                                                                          ------      ------
Net loss............................................................................   $  (36.3)   $  (48.0)
Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
    Depreciation and amortization...................................................       44.6        41.7
    Extraordinary item..............................................................        6.6         -
    Gain on sale of business interests and certain
         fixed assets...............................................................        -          (0.9)
    Change in assets and liabilities:
         (Increase) decrease  in current receivables................................       (2.8)        9.1
         Increase in inventories....................................................      (50.7)      (50.7)
         Increase in prepaid expenses and other current assets......................       (1.7)       (9.3)
         Increase (decrease) in accounts payable....................................        3.0       (21.0)
         Decrease in accrued expenses and other current liabilities.................      (48.7)      (51.4)
         Other, net.................................................................      (23.7)      (23.3)
                                                                                          ------      ------
Net cash used for operating activities..............................................     (109.7)     (153.8)
                                                                                          ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures................................................................      (26.4)      (19.3)
Proceeds from the sale of business interests and certain fixed assets...............        -           0.9
Acquisition of businesses, net of cash acquired.....................................       (4.1)        -
                                                                                          ------      ------
Net cash used for investing activities..............................................      (30.5)      (18.4)
                                                                                          ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties ..............................        0.5         1.3
Proceeds from the issuance of long-term debt - third parties........................      186.5       247.4
Repayment of long-term debt - third parties.........................................     (230.5)      (82.3)
Net proceeds from initial public offering...........................................      187.8         -
Proceeds from the issuance of debt - affiliates.....................................       66.9        90.8
Repayment of debt - affiliates......................................................      (66.9)      (90.8)
Payment of debt issuance costs......................................................      (10.9)      (15.0)
                                                                                          ------      ------
Net cash provided by financing activities...........................................      133.4       151.4
                                                                                          ------      ------
Effect of exchange rate changes on cash and cash equivalents........................       (1.0)        0.6
                                                                                          ------      ------
    Net decrease in cash and cash equivalents.......................................       (7.8)      (20.2)
    Cash and cash equivalents at beginning of period................................       39.2        36.0
                                                                                          ------      ------
    Cash and cash equivalents at end of period......................................   $   31.4    $   15.8
                                                                                          ======      ======
Supplemental schedule of cash flow information:
    Cash paid during the period for:
         Interest ..................................................................   $   69.8    $   70.7
         Income taxes, net of refunds...............................................       10.7        10.2

Supplemental schedule of noncash investing activities:
    In connection with business acquisitions, liabilities were assumed as follows:
         Fair value of assets acquired..............................................   $    6.7
         Cash paid..................................................................       (4.2)
                                                                                          ------
         Liabilites assumed.........................................................   $    2.5
                                                                                          ======

     See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

(1)  BASIS OF PRESENTATION:

         Revlon, Inc. (the "Company") is a holding company, formed in April 1992, that conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company is an indirect subsidiary of MacAndrews & Forbes Holdings Inc., a corporation wholly owned by Mafco Holdings Inc.

         The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business.

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year's presentation.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first half of 1996 and 1995, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $34.9 and $33.8, respectively, and such amounts were deferred.

(2)  INVENTORIES

                                                  JUNE 30,       DECEMBER 31,
                                                    1996             1995
                                                 ---------       ------------
         Raw materials and supplies...........   $   99.1         $   84.8
         Work-in-process......................       26.0             27.9
         Finished goods.......................      201.3            165.1
                                                 ---------       ------------
                                                 $  326.4         $  277.8
                                                 =========       ============

(3) INITIAL PUBLIC OFFERING

         On March 5, 1996, the Company completed an initial public offering (the "Offering") in which it issued and sold 8,625,000 shares of its Class A Common Stock for $24.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $187.8 were used to repay borrowings outstanding under the credit agreement in effect at that time (the "Former Credit Agreement") and to pay fees and expenses related to the credit agreement which became effective on March 5, 1996 (the "Credit Agreement").

         Contemporaneous with the Offering, each of the Company's then outstanding shares of common stock was converted into approximately .1215 of a share of the newly created Class A Common Stock (totaling 11,250,000 shares of Class A Common Stock) and approximately .3376 of a share of the newly created Class B Common Stock

                         REVLON, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


(totaling 31,250,000 shares of Class B Common Stock). Prior periods have been restated to reflect this recapitalization.

(4) INCOME (LOSS) PER SHARE AND SUPPLEMENTAL FINANCIAL DATA

         The income (loss) per share has been computed based upon the weighted average of 42,500,000 shares of common stock outstanding prior to the Offering and 51,125,000 shares of common stock outstanding after the Offering. The effect of stock options has not been included as it is either immaterial or anti-dilutive.

         The following supplemental financial data give effect to 51,125,000 shares of common stock outstanding after the Offering and the application of the net proceeds from the Offering to repay debt and reduce interest expense by an estimated $2.6 as if such transactions had occurred at the beginning of the period presented.

                                                             SIX MONTHS ENDED
                                                              JUNE 30, 1996
                                                             ----------------
Supplemental financial data:
    Loss before extraordinary item.........................     $  (27.1)
    Loss before extraordinary item per share...............     $  (0.53)

(5) EXTRAORDINARY ITEM

         The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Offering and borrowings under the Credit Agreement.

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company's products include an extensive array of glamorous, exciting, innovative and quality products, consisting of cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair care products for use in and resale by professional salons. The Company operates in a single business segment and manages its business through two principal groups: the Consumer Group, which manufactures, markets and sells consumer products throughout the world (except principally Spain, Portugal and Italy) and sells professional products in certain markets, principally in South Africa and Argentina, and the Professional Group, which manufactures, markets and sells professional products throughout the world (except principally South Africa and Argentina) and sells consumer products in Spain, Portugal and Italy. In addition, the Consumer Group also operates retail outlet stores and has a licensing division.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by group for the three months and six months ended June 30, 1996 and 1995, respectively:

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                      ------------------   ----------------
Net sales:                              1996      1995      1996      1995
                                      --------  --------   ------    ------
       Consumer Group...............   $441.0    $379.9    $833.3    $728.6
       Professional Group...........     76.3      72.2     147.7     135.2
                                      --------  --------   ------    ------
                                       $517.3    $452.1    $981.0    $863.8
                                      ========  ========   ======    ======

         The following sets forth certain statements of operations data as a percentage of net sales for the three months and six months ended June 30, 1996 and 1995, respectively:

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                       ------------------  -----------------
                                         1996      1995      1996     1995
                                       --------  --------  -------- --------
  Cost of sales........................  33.0%     34.0%     33.0%    34.2%
  Gross profit.........................  67.0      66.0      67.0     65.8
  Selling, general and administrative
       expenses........................  59.0      59.7      61.2     61.4
  Operating income.....................   8.0       6.3       5.8      4.5

Net sales

         Net sales were $517.3 and $452.1 for the second quarter of 1996 and 1995, respectively, an increase of $65.2, or 14.4% and were $981.0 and $863.8 for the first half of 1996 and 1995, respectively, an increase of $117.2, or 13.6%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         The Consumer Group. The Consumer Group's net sales increased to $441.0 for the second quarter of 1996 from $379.9 for the second quarter of 1995, an increase of $61.1, or 16.1% and increased to $833.3 for the first half of 1996 from $728.6 for the first half of 1995, an increase of $104.7, or 14.4%.

         The Consumer Group's net sales in the United States increased to $265.4 for the second quarter of 1996 from $226.4 for the second quarter of 1995, an increase of $39.0, or 17.2% and increased to $498.9 in the first half

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

of 1996 from $430.7 for the first half of 1995, an increase of $68.2, or 15.8%. Net sales improved in the second quarter and first half of 1996 primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics in the United States. The Company improved the dollar share of its Revlon branded cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.9% in the second quarter of 1996 from 19.8% in the second quarter of 1995. In the United States, new product introductions (including, in 1996, certain products launched during 1995) generated substantial incremental net sales in the second quarter and first half of 1996 as compared to the corresponding 1995 periods, principally as a result of the 1995 second and third quarter launches of COLORSTAY foundation, lip makeup line extensions and eye makeup and the March 1996 launch of COLORSTAY LASHCOLOR mascara, all of which are part of the COLORSTAY collection, MITCHUM CLEAR line extensions in the second half of 1995 and the 1996 second quarter launches of CHERISH fragrance, ALMAY AMAZING lip makeup and the 1996 first quarter launches of ALMAY AMAZING eye makeup and ALMAY CLEAR COMPLEXION line extensions. Net sales in the 1995 second quarter included the launches of REVLON COLORSTAY lip line extensions, REVLON AGE DEFYING line extensions, CHARLIE WHITE fragrance and ALMAY CLEAR COMPLEXION MAKEUP.

         The Consumer Group's net sales outside of the United States increased to $175.6 for the second quarter of 1996 from $153.5 for the second quarter of 1995, an increase of $22.1, or 14.4% and increased to $334.4 in the first half of 1996 from $297.9 for the first half of 1995, an increase of $36.5, or 12.3%. Net sales improved principally as a result of successful new product introductions, increased distribution into the expanding self-select distribution channel, the further development of new international markets and fees received for the grant of exclusive distribution rights to a small fragrance brand outside the U.S. and Latin America, partially offset by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Japanese yen, South African rand and several European currencies. Net sales were also favorably affected by the continued roll-out of the COLOURSTAY cosmetics collection and AGE DEFYING makeup into various international markets. The Consumer Group's sales outside the United States are divided into the following geographic regions: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased to $54.4 for the second quarter of 1996 from $49.7 for the second quarter of 1995, an increase of $4.7, or 9.5%, and increased to $107.4 in the first half of 1996 from $98.5 for the first half of 1995, an increase of $8.9, or 9.0%); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased to $71.0 for the second quarter of 1996 from $59.8 for the second quarter of 1995, an increase of $11.2, or 18.7% and increased to $134.1 in the first half of 1996 from $118.9 for the first half of 1995, an increase of $15.2, or 12.8%); and the Far East (in which net sales increased to $50.2 for the second quarter of 1996 from $44.0 for the second quarter of 1995, an increase of $6.2, or 14.1% and increased to $92.9 in the first half of 1996 from $80.5 for the first half of 1995, an increase of $12.4, or 15.4%).

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes increased to $33.3, $6.3 and $5.2, respectively, for the second quarter of 1996 from $26.5, $2.1 and $1.5, respectively, for the second quarter of 1995 and increased to $64.9, $13.7 and $11.2, respectively, for the first half of 1996 from $58.4, $10.0 and $8.1, respectively, for the first half of 1995. Net sales in Mexico in the second quarter and first half of 1996 and 1995 were adversely affected by the December 1994 devaluation of the Mexican peso and economic weakness. Net sales and income before taxes in Venezuela in the second quarter and first half of 1996 and 1995 were adversely affected by high inflation and in the 1996 periods by a currency devaluation.

         The Professional Group. The Professional Group's net sales increased to $76.3 for the second quarter of 1996 from $72.2 for the second quarter of 1995, an increase of $4.1, or 5.7% and increased to $147.7 in the first half of 1996 from $135.2 for the first half of 1995, an increase of $12.5, or 9.2%. Net sales for the second quarter and first half of 1996 improved primarily due to acquisitions of certain exclusive line businesses and the favorable effect on net sales of a weaker U.S. dollar against the Italian lira, partially offset by the effect of lower sales in the U.S. non-exclusive business and in the second quarter by the effect of a stronger U.S. dollar against the Spanish peseta.

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Cost of sales

         As a percentage of net sales, cost of sales was 33.0% for both the second quarter and first half of 1996, an improvement from 34.0% and 34.2% for the second quarter and first half of 1995, respectively. This improvement resulted principally from the benefits of relatively fixed overhead absorption against higher production volumes and more efficient global production and purchasing performance, partially offset by changes in product mix involving an increase in sales of lower margin products in the second quarter and first half of 1996 compared with the second quarter and first half of 1995.

Selling, general and administrative expenses

         As a percentage of net sales, SG&A expenses were 59.0% for the second quarter of 1996, an improvement from 59.7% for the second quarter of 1995, and 61.2% for the first half of 1996, an improvement from 61.4% for the first half of 1995. SG&A expenses, other than advertising expense, improved as a percentage of net sales to 43.2% for the second quarter of 1996 compared with 46.4% for the second quarter of 1995 and improved to 45.1% for the first half of 1996 compared with 47.8% for the first half of 1995 primarily as a result of reduced general and administrative expenses and improved productivity in the second quarter and first half of 1996 compared with the second quarter and first half of 1995. In accordance with its business strategy, the Company increased advertising and consumer directed promotion during the second quarter and first half of 1996 compared with the second quarter and first half of 1995 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets throughout the world. Advertising expense increased by 35.4% to $81.5, or 15.8% of net sales, for the second quarter of 1996 from $60.2, or 13.3% of net sales, for the second quarter of 1995 and increased by 34.9% to $157.6, or 16.1% of net sales, for the first half of 1996 from $116.8, or 13.5% of net sales, for the first half of 1995.

Operating income

         As a result of the foregoing, operating income increased by $13.0, or 45.6%, to $41.5 for the second quarter of 1996 from $28.5 for the second quarter of 1995 and increased by $18.2, or 47.2%, to $56.8 for the first half of 1996 from $38.6 for the first half of 1995.

Other expenses/income

         Interest expense was $31.7 for the second quarter of 1996 compared to $36.1 for the second quarter of 1995 and $66.0 for the first half of 1996 compared to $70.5 for the first half of 1995. The reduction in interest expense is attributable to lower average outstanding borrowings under the Credit Agreement and under the Former Credit Agreement and lower interest rates under the Credit Agreement than under the Former Credit Agreement.

         Foreign currency losses (gains), net, were $1.7 for the second quarter of 1996 compared to ($1.2) for the second quarter of 1995 and $3.8 for the first half of 1996 compared to ($1.8) for the first half of 1995. The foreign currency loss in the second quarter and first half of 1996 compared to the gain in the corresponding 1995 periods resulted primarily from the currency devaluation in Venezuela and strengthening of the U.S. dollar primarily against the Japanese yen and Spanish peseta, partially offset by lower foreign currency losses in Mexico for the first half of 1996.

Provision for income taxes

         The provision for income taxes was $5.9 and $7.5 for the second quarter of 1996 and 1995, respectively, and $12.9 and $15.4 for the first half of 1996 and 1995, respectively. The decrease in the 1996 periods was primarily attributable to the utilization of net operating loss carryforwards in certain foreign operations and a lower statutory tax rate in Brazil.

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Extraordinary item

         The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Offering and borrowings under the Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $109.7 and $153.8 for the first half of 1996 and 1995, respectively. The decrease in net cash used for operating activities for the first half of 1996 compared with the first half of 1995 resulted primarily from higher operating income, lower restructuring payments ($5.1 for the first half of 1996 compared with $10.2 for the first half of 1995), higher accounts payable balances and lower cash disbursements under the Operating Services Agreement, partially offset by higher trade receivable balances as a result of higher net sales.

         Net cash used for investing activities was $30.5 and $18.4 for the first half of 1996 and 1995, respectively, and consisted primarily of capital expenditures. The increase in capital expenditures was primarily attributable to significant information system enhancements.

         Net cash provided by financing activities was $133.4 and $151.4 for the first half of 1996 and 1995, respectively. Net cash provided by financing activities for the first half of 1996 was primarily due to the net proceeds from the Offering, cash drawn under the Former Credit Agreement and under the Credit Agreement, partially offset by the repayment of borrowings under the Former Credit Agreement and the payment of fees and expenses related to the Credit Agreement and repayment of approximately $5.2 under the Yen Credit Agreement. Net cash provided by financing activities for the first half of 1995 consisted primarily of borrowings under the credit agreement of Products Corporation in effect at that time, partially offset by repayments of cash drawn under that credit agreement, borrowings under the Former Credit Agreement, repayment of $26.9 under the Yen Credit Agreement and payment of debt issuance costs under the Former Credit Agreement.

         In February 1995, Products Corporation entered into the Former Credit Agreement, which provided up to $500.0 comprised of three senior secured facilities: a $100.0 term loan facility, a $225.0 revolving credit facility and a $175.0 multi currency facility. Borrowings under the Former Credit Agreement were used to refinance Products Corporation's previous $150.0 credit agreement, refinance then existing lines of credit outside of the United States and refinance approximately $26.9 paid under the Yen Credit Agreement in January 1995. The Former Credit Agreement was scheduled to terminate on June 30, 1997. The net proceeds of $187.8 from the Offering were contributed to Products Corporation and were used to repay borrowings under the Former Credit Agreement and to pay fees and expenses related to the Credit Agreement.

         In January 1996, Products Corporation entered into the Credit Agreement, which became effective upon consummation of the Offering on March 5, 1996. The Credit Agreement provided, among other things, (i) an extension of the term of the facilities from June 30, 1997 to December 31, 2000, subject to earlier termination in certain circumstances, (ii) a reduction of the interest rates, (iii) an increase in the aggregate amount of the credit facilities from $500 to $600 and (iv) the release of security interests in assets of certain foreign subsidiaries of Products Corporation which were then pledged. The Credit Agreement is comprised of four senior secured facilities: a $130.0 term loan facility, a $220.0 multi currency facility, a $200.0 revolving acquisition facility and a $50.0 standby letter of credit facility. As of June 30, 1996, Products Corporation had approximately $130.0 outstanding under the term loan facility, $111.3 outstanding under the multi currency facility, nothing outstanding under the revolving acquisition facility and $36.9 outstanding under the standby letter of credit facility.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately [yen]4.8 billion as of June 30, 1996 (approximately $44.3 U.S. dollar equivalent as

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

of June 30, 1996). In accordance with the terms of the Yen Credit Agreement, approximately [yen]2.7 billion (approximately $26.9 U.S. dollar equivalent) was paid in January 1995 and approximately [yen]539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996. A payment of approximately [yen]539 million (approximately $4.9 U.S. dollar equivalent as of June 30, 1996) is due in January 1997 and the balance of the Yen Credit Agreement of approximately [yen]4.3 billion (approximately $39.4 U.S. dollar equivalent as of June 30, 1996) is due on December 31, 1997.

         The $70.0 aggregate principal amount of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 previously purchased on the open market and no longer outstanding will be used to meet future sinking fund requirements of such issue. $9.0 of such principal amount was used for the sinking fund payment due July 15, 1996.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of June 30, 1996.

         In June 1996, $10.9 in notes due to Products Corporation under the Financing Reimbursement Agreement from Revlon Holdings Inc. was offset against the $11.7 demand note payable by Products Corporation to Revlon Holdings Inc.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1996 will be approximately $60, including approximately $11 for upgrades to the Company's management information systems. In addition, cash payments related to the 1991 and 1992 restructuring charges are estimated to be approximately $19 for 1996. Pursuant to a tax sharing agreement, the Company may be required to make tax sharing payments to Mafco Holdings Inc. as if the Company were filing separate income tax returns. The Company anticipates that, as a result of net operating tax losses, no significant federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreement will be required for 1996. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state income taxes.

         As of June 30, 1996, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December
2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month London Inter-Bank Offered Rate (5.82% per annum at July 24, 1996) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to $125.0 notional amount through November/December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on June 30, 1996, a loss of approximately $7.4 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements in the first half of 1996 and full year 1995 was approximately $1.6 and $3.2, respectively. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $4.7 as of June 30, 1996. Although cash flow from the presently outstanding agreements was positive in the first half of 1996, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to break even on a cash flow basis from these agreements in 1996. In the event

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. The Company, as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividends or distributions on the Class A Common Stock that may be authorized by the Board of Directors of the Company. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Senior Notes and the Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions up to $5.0 per annum in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. 1996 Stock Plan. However, there can be no assurance that cash flow from operations, funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS - None

(b)      REPORTS ON FORM 8-K - None

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REVLON, INC.
                                 ------------
                                  Registrant

By:/s/William J. Fox                     By:/s/Lawrence E. Kreider
   ------------------------------           -------------------------------
      William J. Fox                           Lawrence E. Kreider
      Executive Vice President                 Senior Vice President, Controller
      and Chief Financial Officer              and Chief Accounting Officer

Dated:  July 31, 1996