Form 10-Q
period 1996-09-30
REVLON INC /DE/
filed 1996-11-08
CIK 887921

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------

                                   FORM 10-Q

(Mark One)
   x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1996

                                      OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________________  to  _______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of November 1, 1996, 19,875,000 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by Revlon Worldwide Corporation, an indirectly wholly owned subsidiary of Mafco Holdings Inc.


                               Total Pages - 13

                                                     REVLON, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (dollars in millions, except per share data)

                                                                              September 30,                 December 31,
                         ASSETS                                                    1996                         1995
                                                                              ---------------              ----------------
                                                                               (Unaudited)
Current assets:
      Cash and cash equivalents.............................................   $          21.2              $          36.3
      Trade receivables, less allowances of $26.6
           and $23.7, respectively..........................................             413.3                         363.1
      Inventories...........................................................             318.1                         277.8
      Prepaid expenses and other............................................              80.0                          62.4
                                                                               ---------------              ----------------
           Total current assets.............................................             832.6                         739.6
Property, plant and equipment, net..........................................             374.2                         367.1
Other assets................................................................             141.3                         142.9
Intangible assets related to businesses acquired, net.......................             284.1                         285.7
                                                                               ---------------              ----------------
           Total assets.....................................................   $       1,632.2              $        1,535.3
                                                                               ===============              ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties.................................   $          26.8              $           22.7
      Current portion of long-term debt - third parties.....................               9.2                           9.2
      Accounts payable......................................................             128.4                         151.6
      Accrued expenses and other............................................             338.5                         370.6
                                                                               ---------------              ----------------
           Total current liabilities........................................             502.9                         554.1
Long-term debt - third parties .............................................           1,417.3                       1,426.2
Long-term debt - affiliates.................................................              30.4                          41.3
Other long-term liabilities.................................................             214.4                         215.7

Stockholders' deficiency:
      Preferred stock, par value $.01 per share, 20,000,000
           shares authorized, 546 shares of Series A Preferred Stock
           issued and outstanding...........................................              54.6                          54.6
      Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,875,000 and 11,250,000 issued and
           outstanding, respectively........................................               0.2                           0.1
      Class B Common Stock, par value $.01 per share; 200,000,000
           shares authorized, 31,250,000 issued and outstanding.............               0.3                           0.3
      Capital deficiency....................................................            (233.2)                       (416.8)
      Accumulated deficit since June 24, 1992...............................            (331.3)                       (318.2)
      Adjustment for minimum pension liability..............................             (17.0)                        (17.0)
      Currency translation adjustment.......................................              (6.4)                         (5.0)
                                                                               ---------------              ----------------
           Total stockholders' deficiency...................................            (532.8)                       (702.0)
                                                                               ---------------              ----------------
           Total liabilities and stockholders' deficiency...................   $       1,632.2              $        1,535.3
                                                                               ===============              ================



                                See Notes to Unaudited Consolidated Condensed Financial Statements.


                                                           REVLON, INC. AND SUBSIDIARIES
                                             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (dollars in millions, except per share data)


                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                         -------------------------------------    ---------------------------------
                                                               1996                   1995             1996                 1995
                                                         ---------------      ----------------    --------------      -------------
 Net sales.........................................       $         571.1      $        514.5      $     1,553.3      $    1,379.3
 Cost of sales.....................................                 193.0               167.7              516.6             462.9
                                                          ---------------      --------------      -------------      -------------
       Gross profit................................                 378.1               346.8            1,036.7             916.4
 Selling, general and administrative expenses......                 313.1               299.1              912.8             829.5
                                                          ---------------      --------------      -------------      -------------

       Operating income ...........................                  65.0                47.7              123.9              86.9
                                                          ---------------      --------------      -------------      -------------

 Other expenses (income):
       Interest expense............................                  34.0                35.5              100.0             106.0
       Interest and net investment income..........                  (0.3)               (1.2)              (2.3)             (3.6)
       Amortization of debt issuance costs.........                   2.0                 2.6                6.5               8.2
       Foreign currency losses, net................                   1.9                 4.0                5.7               2.2
       Miscellaneous, net..........................                   0.5                (0.6)               1.8              (1.3)
                                                          ---------------      --------------      -------------      -------------
           Other expenses, net.....................                  38.1                40.3              111.7             111.5
                                                          ---------------      --------------      -------------      -------------

 Income (loss) before income taxes.................                  26.9                 7.4               12.2             (24.6)

 Provision for income taxes........................                   5.8                 4.0               18.7              19.4
                                                          ---------------      --------------      -------------      -------------

 Income (loss)  before extraordinary item..........                  21.1                 3.4               (6.5)            (44.0)

 Extraordinary item - early extinguishment of debt.                    -                  -                 (6.6)                -
                                                          ---------------      --------------      -------------      -------------

 Net income (loss).................................       $          21.1      $          3.4      $       (13.1)     $      (44.0)
                                                          ===============      ==============      =============      =============

 Income (loss) per common share:
       Income (loss) before extraordinary item ....       $          0.41      $         0.08      $       (0.13)     $      (1.04)
       Extraordinary item .........................                    -                  -                (0.14)               -
                                                          ---------------      --------------      -------------      -------------
       Net income (loss) ..........................       $          0.41      $         0.08      $       (0.27)     $      (1.04)
                                                          ===============      ==============      =============      =============
       Weighted average common shares outstanding..            51,125,000          42,500,000         49,208,333        42,500,000
                                                          ===============      ==============      =============      =============

             See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1996     1995
                                                                             --------- ---------
Net loss .................................................................   $  (13.1) $  (44.0)
Adjustments to reconcile net loss to net cash (used for)
         provided by operating activities:
        Depreciation and amortization ....................................       66.7      63.8
        Extraordinary item ...............................................        6.6        --
        Gain on sale of business interests and certain
               fixed assets ..............................................        --       (2.2)
        Change in assets and liabilities:
               Increase in current receivables ...........................      (53.9)    (60.0)
               Increase in inventories ...................................      (42.5)    (51.2)
               Increase in prepaid expenses and other current assets .....      (14.6)    (11.8)
               Decrease in accounts payable ..............................      (23.0)    (14.8)
               Decrease in accrued expenses and other current liabilities       (35.5)    (36.3)
               Other, net ................................................      (38.5)    (33.5)
                                                                             --------- ---------
Net cash used for operating activities ...................................     (147.8)   (190.0)
                                                                             --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .....................................................      (39.8)    (33.6)
Proceeds from the sale of business interests and certain fixed assets ....        --        2.7
Acquisition of businesses, net of cash acquired ..........................       (4.1)      --
                                                                             --------- ---------
Net cash used for investing activities ...................................      (43.9)    (30.9)
                                                                             --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties .........        5.2      (0.1)
Proceeds from the issuance of long-term debt - third parties .............      240.0     348.0
Repayment of long-term debt - third parties ..............................     (245.1)   (115.1)
Net proceeds from initial public offering ................................      187.8       --
Proceeds from the issuance of debt - affiliates ..........................       93.0     120.0
Repayment of debt - affiliates ...........................................      (93.0)   (117.7)
Payment of debt issuance costs ...........................................      (10.9)    (15.2)
                                                                             --------- ---------
Net cash provided by financing activities ................................      177.0     219.9
                                                                             --------- ---------
Effect of exchange rate changes on cash and cash equivalents .............       (0.4)      2.4
                                                                             --------- ---------
        Net (decrease) increase in cash and cash equivalents .............      (15.1)      1.4
        Cash and cash equivalents at beginning of period .................       36.3      35.4
                                                                             --------- ---------
        Cash and cash equivalents at end of period .......................   $   21.2  $   36.8
                                                                             ========= =========

Supplemental schedule of cash flow information:
        Cash paid during the period for:
               Interest ..................................................   $  111.1  $  111.8
               Income taxes, net of refunds ..............................       13.6      14.7

Supplemental schedule of noncash investing activities:
        In connection with business acquisitions, liabilities were assumed as follows:
               Fair value of assets acquired .............................   $    6.7
               Cash paid .................................................       (4.2)
                                                                             ---------
                Liabilites assumed .......................................   $    2.5
                                                                             =========


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

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the nine months ended September 30, 1996 and 1995, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $25.5 and $14.4, respectively, and such amounts were deferred.

(2)  INVENTORIES

                                          September 30,         December 31,
                                              1996                 1995
                                         ---------------      ----------------
   Raw materials and supplies......      $          92.1      $           84.8
   Work-in-process.................                 21.9                  27.9
   Finished goods..................                204.1                 165.1
                                         ---------------      ----------------
                                         $         318.1      $          277.8
                                         ===============      ================


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

                         REVLON, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Contemporaneous with the Offering, each of the Company's then outstanding shares of common stock was converted into approximately .1215 of a share of the newly created Class A Common Stock (totaling 11,250,000 shares of Class A Common Stock) and approximately .3376 of a share of the newly created Class B Common Stock (totaling 31,250,000 shares of Class B Common Stock). Prior periods have been restated to reflect this recapitalization.

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

                                                             Nine Months Ended
                                                             September 30, 1996
                                                           ---------------------
 Supplemental financial data:
       Loss before extraordinary item.................            $    (3.9)
       Loss before extraordinary item per share.......            $   (0.08)


(5) EXTRAORDINARY ITEM

         The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Offering and borrowings under the Credit Agreement.

(6) ACQUISITION

         Effective January 1, 1996, Products Corporation acquired from Revlon Holdings Inc. substantially all of the assets of the Tarlow Advertising Division ("Tarlow") in consideration for the assumption of substantially all of the liabilities and obligations of Tarlow and a promissory note in the principal amount of $4.1 payable not later than November 30, 1996. Net liabilities assumed were approximately $3.4. The assets acquired and liabilities assumed were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods. The $4.1 promissory note was accounted for as an increase to capital deficiency. A nationally recognized investment banking firm rendered its written opinion that the terms of the purchase are fair from a financial standpoint to Products Corporation. The effect of this acquisition was to increase operating income by $3.2 and $1.0 for the nine months ended September 30, 1996 and 1995, respectively.

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company's products include an extensive array of glamorous, exciting, innovative and quality products, consisting of cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair care products for use in and resale by professional salons. In addition, the Company also operates retail outlet stores and has a licensing division.

         To reflect the integration of management reporting responsibilities culminating in the third quarter of 1996, the Company determined to present its business geographically as its United States operations, which comprise the Company's business in the United States, and its International operations, which comprise its business outside of the United States. The Company previously presented its business as the Consumer Group, which comprised the Company's consumer products operations throughout the world (except principally Spain, Portugal and Italy) and professional products operations in certain markets, principally in South Africa and Argentina, and the Professional Group, which comprised the Company's professional products operations throughout the world (except principally South Africa and Argentina) and consumer products operations in Spain, Portugal and Italy. The Company has restated the management's discussion and analysis data for prior periods to conform to the presentation for 1996.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for the three months and nine months ended September 30, 1996 and 1995, respectively:


                           Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                           ------------------      -------------------
 Net sales:                  1996      1995          1996       1995
                           --------  --------      --------   --------
   United States.......    $  344.7  $  311.5      $  897.7   $  788.4
   International.......       226.4     203.0         655.6      590.9
                           --------  --------      --------   --------
                           $  571.1  $  514.5      $1,553.3   $1,379.3
                           ========  ========      ========   ========


         The following sets forth certain statements of operations data as a percentage of net sales for the three months and nine months ended September 30, 1996 and 1995, respectively:




                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                        1996      1995        1996      1995
                                      --------  --------    --------  -------
 Cost of sales......................    33.8%     32.6%        33.3%     33.6%
 Gross profit.......................    66.2      67.4         66.7      66.4
 Selling, general and administrative
       expenses.....................    54.8      58.1         58.8      60.1
 Operating income...................    11.4       9.3          8.0       6.3


 Net sales

         Net sales were $571.1 and $514.5 for the third quarter of 1996 and 1995, respectively, an increase of $56.6, or 11.0% and were $1,553.3 and $1,379.3 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $174.0, or 12.6%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, acquisitions of certain exclusive line professional product businesses, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

         United States. The United States operation's net sales increased to $344.7 for the third quarter of 1996 from $311.5 for the third quarter of 1995, an increase of $33.2, or 10.7% and increased to $897.7 for the nine months ended September 30, 1996 from $788.4 for the nine months ended September 30, 1995, an increase of $109.3, or 13.9%. Net sales improved for the third quarter and nine months ended September 30, 1996 primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics in the United States and acquisitions of certain exclusive line professional product businesses, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its Revlon branded cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.8% in the third quarter of 1996 from 19.3% in the third quarter of 1995. New product introductions (including, in 1996, certain products launched during 1995) generated incremental net sales in the third quarter and nine months ended September 30, 1996, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup and COLORSTAY LASHCOLOR mascara, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer, and launches of CHERISH fragrance and MITCHUM CLEAR and ALMAY CLEAR COMPLEXION line extensions.

         International. The International operation's net sales increased to $226.4 for the third quarter of 1996 from $203.0 for the third quarter of 1995, an increase of $23.4, or 11.5% and increased to $655.6 for the nine months ended September 30, 1996 from $590.9 for the nine months ended September 30, 1995, an increase of $64.7, or 10.9%. Net sales improved principally as a result of successful new product introductions including, the continued roll-out of the COLORSTAY cosmetics collection and AGE DEFYING makeup, increased distribution into the expanding self-select distribution channel, the further development of new international markets and fees received for the grant of exclusive distribution rights to a small fragrance brand outside the U.S. and Latin America, partially offset by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Japanese yen, South African rand and several European currencies. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased to $98.0 for the third quarter of 1996 from $88.9 for the third quarter of 1995, an increase of $9.1, or 10.2%, and increased to $292.7 for the nine months ended September 30, 1996 from $269.1 for the nine months ended September 30, 1995, an increase of $23.6, or 8.8%); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased to $78.7 for the third quarter of 1996 from $68.2 for the third quarter of 1995, an increase of $10.5, or 15.4%, and increased to $220.1 for the nine months ended September 30, 1996 from $195.4 for the nine months ended September 30, 1995, an increase of $24.7, or 12.6%); and the Far East (in which net sales increased to $49.7 for the third quarter of 1996 from $45.9 for the third quarter of 1995, an increase of $3.8, or 8.3%, and increased to $142.8 for the nine months ended September 30, 1996 from $126.4 for the nine months ended September 30, 1995, an increase of $16.4, or 13.0%).

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes were $31.9, $6.0 and $4.6, respectively, for the third quarter of 1996 compared to $27.6, $6.4 and $5.3, respectively, for the third quarter of 1995 and were $96.7, $19.7 and $15.9, respectively, for the nine months ended September 30, 1996 compared to $86.0, $16.4 and $13.4, respectively, for the nine months ended September 30, 1995. In Mexico, net sales in the third quarter and nine months ended September 30, 1996 and 1995 were adversely affected by the December 1994 devaluation of the Mexican peso and related economic weakness. In Venezuela, net sales and income before taxes in the third quarter and nine months ended September 30, 1996 and 1995 were adversely affected by high inflation and in the 1996 periods by a currency devaluation.

 Cost of sales

         As a percentage of net sales, cost of sales was 33.8% for the third quarter of 1996 and 33.3% for the nine months ended September 30, 1996, compared to 32.6% and 33.6% for the third quarter and nine months ended

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


September 30, 1995, respectively. The improvement for the nine months ended September 30, 1996 resulted principally from the benefits of relatively fixed overhead absorption against higher production volumes and more efficient global production and purchasing. This improvement was partially offset by, and the slight increase in cost of sales as a percentage of net sales for the third quarter of 1996 was due to, changes in product mix involving an increase in sales of lower margin products in the third quarter and nine months ended September 30, 1996 compared with the corresponding 1995 periods. The changes in product mix were partially attributable to certain exclusive line professional product businesses acquired subsequent to the third quarter of 1995. Additionally, cost of sales was adversely affected by a weaker local currency on cost of imported purchases in certain markets.

 Selling, general and administrative expenses

         As a percentage of net sales, SG&A expenses were 54.8% for the third quarter of 1996, an improvement from 58.1% for the third quarter of 1995, and 58.8% for the nine months ended September 30, 1996, an improvement from 60.1% for the nine months ended September 30, 1995. SG&A expenses other than advertising expense, as a percentage of net sales, was 37.9% for the third quarter of 1996 compared with 40.9% for the third quarter of 1995 and improved to 42.4% for the nine months ended September 30, 1996 compared with 45.2% for the nine months ended September 30, 1995 primarily as a result of reduced general and administrative expenses and improved productivity in the third quarter and nine months ended September 30, 1996 compared with the corresponding 1995 periods. In accordance with its business strategy, the Company increased advertising and consumer directed promotion during the third quarter and nine months ended September 30, 1996 compared with the corresponding 1995 periods to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising expense increased by 8.5% to $96.6, or 16.9% of net sales, for the third quarter of 1996 compared to $89.0, or 17.3% of net sales, for the third quarter of 1995 and increased by 23.0% to $253.4, or 16.3% of net sales, for the nine months ended September 30, 1996 from $206.1, or 14.9% of net sales, for the nine months ended September 30, 1995.

 Operating income

         As a result of the foregoing, operating income increased by $17.3, or 36.3%, to $65.0 for the third quarter of 1996 from $47.7 for the third quarter of 1995 and increased by $37.0, or 42.6%, to $123.9 for the nine months ended September 30, 1996 from $86.9 for the nine months ended September 30, 1995.

 Other expenses/income

         Interest expense was $34.0 for the third quarter of 1996 compared to $35.5 for the third quarter of 1995 and $100.0 for the nine months ended September 30, 1996 compared to $106.0 for the nine months ended September 30, 1995. The reduction in interest expense is attributable to lower average outstanding borrowings under the Credit Agreement and under the Former Credit Agreement and lower interest rates under the Credit Agreement than under the Former Credit Agreement.

         Foreign currency losses, net, were $1.9 for the third quarter of 1996 compared to $4.0 for the third quarter of 1995 and $5.7 for the nine months ended September 30, 1996 compared to $2.2 for the nine months ended September 30, 1995. The reduction in the foreign currency loss in the third quarter of 1996 as compared to the third quarter of 1995 was primarily due to the Company's reduced exposure against the Japanese yen. The increase in the foreign currency loss for the nine months ended September 30, 1996 as compared to the corresponding 1995 period was due primarily to the currency devaluation in Venezuela and strengthening of the U.S. dollar against the Spanish peseta and several European currencies, partially offset by lower foreign currency losses in Mexico.

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

 Provision for income taxes

         The provision for income taxes was $5.8 and $4.0 for the third quarter of 1996 and 1995, respectively, and $18.7 and $19.4 for the nine months ended September 30, 1996 and 1995, respectively. The increase in the third quarter of 1996 as compared to the third quarter of 1995 is due primarily to higher taxable earnings of certain foreign operations. The decrease for the nine months ended September 30, 1996 as compared to the corresponding 1995 period is primarily attributable to the utilization of net operating loss carryforwards in certain foreign operations and a lower statutory tax rate in Brazil, partially offset by higher taxable earnings of certain foreign operations.

Extraordinary item

         The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Offering and borrowings under the Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $147.8 and $190.0 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in net cash used for operating activities for the nine months ended September 30, 1996 compared with the nine months ended September 30, 1995 resulted primarily from higher operating income, lower restructuring payments ($9.5 for the nine months ended September 30, 1996 compared with $20.6 for the nine months ended September 30, 1995) and the management of working capital levels relative to business growth.

         Net cash used for investing activities was $43.9 and $30.9 for the nine months ended September 30, 1996 and 1995, respectively, and in the 1996 period consisted of capital expenditures and acquisitions of exclusive line professional product businesses. The increase in capital expenditures was primarily attributable to significant information system enhancements.

         Net cash provided by financing activities was $177.0 and $219.9 for the nine months ended September 30, 1996 and 1995, respectively. Net cash provided by financing activities for the nine months ended September 30, 1996 included the net proceeds from the Offering, cash drawn under the Former Credit Agreement and under the Credit Agreement, partially offset by the repayment of borrowings under the Former Credit Agreement, the payment of fees and expenses related to the Credit Agreement and repayment of approximately $5.2 under the Yen Credit Agreement. Net cash provided by financing activities for the nine months ended September 30, 1995 consisted primarily of borrowings under the credit agreement of Products Corporation in effect at that time and borrowings under the Former Credit Agreement, partially offset by repayments of cash drawn under those credit agreements, repayment of $26.9 under the Yen Credit Agreement and payment of debt issuance costs under the Former Credit Agreement.

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

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


         In January 1996, Products Corporation entered into the Credit Agreement, which became effective upon consummation of the Offering on March 5, 1996. The Credit Agreement provides, among other things, (i) an extension of the term of the facilities from June 30, 1997 to December 31, 2000, subject to earlier termination in certain circumstances, (ii) a reduction of the interest rates, (iii) an increase in the aggregate amount of the credit facilities from $500 to $600 and (iv) the release of security interests in assets of certain foreign subsidiaries of Products Corporation which were then pledged. The Credit Agreement is comprised of four senior secured facilities: a $130.0 term loan facility, a $220.0 multi currency facility, a $200.0 revolving acquisition facility and a $50.0 standby letter of credit facility. As of September 30, 1996, Products Corporation had approximately $130.0 outstanding under the term loan facility, $150.7 outstanding under the multi currency facility, nothing outstanding under the revolving acquisition facility and $33.5 outstanding under the standby letter of credit facility.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately [yen]4.8 billion as of September 30, 1996 (approximately $43.8 U.S. dollar equivalent as of September 30, 1996). In accordance with the terms of the Yen Credit Agreement, approximately [yen]2.7 billion (approximately $26.9 U.S. dollar equivalent) was paid in January 1995 and approximately [yen]539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996. A payment of approximately [yen]539 million (approximately $4.9 U.S. dollar equivalent as of September 30, 1996) is due in January 1997 and the balance of the Yen Credit Agreement of approximately [yen]4.3 billion (approximately $38.9 U.S. dollar equivalent as of September 30, 1996) is due on December 31, 1997.

         The $70.0 aggregate principal amount of Products Corporation's
10 7/8% Sinking Fund Debentures due 2010 previously purchased on the open market and no longer outstanding will be used to meet future sinking fund requirements of such issue. $9.0 of such principal amount was used for the sinking fund payment due July 15, 1996.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of September 30, 1996.

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

         The Company estimates that capital expenditures for 1996 will be approximately $60, including approximately $12 for upgrades to the Company's management information systems. In addition, cash payments related to the 1991 and 1992 restructuring charges are estimated to be approximately $15 for 1996. Pursuant to a tax sharing agreement, the Company may be required to make tax sharing payments to Mafco Holdings Inc. as if the Company were filing separate income tax returns, except that no payments are required by the Company if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to the Company. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. The Company anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreement will be required for 1996.

         As of September 30, 1996, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December 2001) totaling a notional amount of $225.0 in which Products

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Corporation agreed to pay on such notional amount a variable interest rate equal to the six month London Inter-Bank Offered Rate (5.625% per annum at October 22, 1996) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to $125.0 notional amount through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on September 30, 1996, a loss of approximately $7.2 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for the nine months ended September 30, 1996 and full year 1995 was approximately $2.4 and $3.2, respectively. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $3.9 as of September 30, 1996. Although cash flow from the presently outstanding agreements was positive for the nine months ended September 30, 1996, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to have a positive cash flow of $0.5 from these agreements in 1996. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of the Company. The Company, as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividends or distributions on the Class A Common Stock that may be authorized by the Board of Directors of the Company. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Senior Notes and the Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions up to $5.0 per annum in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. 1996 Stock Plan. However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended September 30, 1996 as well as other public documents of the Company may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color

                         REVLON, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil;
(vi) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; and (vii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements which use the terms "believes," "expects," "plans," "anticipated" or "anticipates" to be uncertain and forward-looking.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit No.

10.8 Second Amended and Restated Operating Services Agreement, by and among Revlon Holdings Inc., Revlon, Inc. and Revlon Consumer Products Corporation, effective as of January 1, 1996.

(b)      REPORTS ON FORM 8-K - None

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REVLON, INC.
                                 ------------
                                  Registrant

By:/s/William J. Fox                    By:/s/Lawrence E. Kreider
   -------------------------------      -------------------------------
      William J. Fox                          Lawrence E. Kreider
      Executive Vice President                Senior Vice President, Controller
      and Chief Financial Officer             and Chief Accounting Officer

Dated:  November 6, 1996