Form 10-K
period 1996-12-31
REVLON INC /DE/
filed 1997-02-14
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 527-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT:

                                             NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                     ON WHICH REGISTERED
-------------------------------- ----------------------------------------

     CLASS A COMMON STOCK                NEW YORK STOCK EXCHANGE, INC.

-------------------------------- ----------------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   [X]            NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         AS OF FEBRUARY 12, 1997, 19,875,000 SHARES OF CLASS A COMMON STOCK AND 31,250,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING. 11,250,000 SHARES OF CLASS A COMMON STOCK AND ALL OF THE SHARES OF CLASS B COMMON STOCK WERE HELD BY REVLON WORLDWIDE CORPORATION, AN INDIRECTLY WHOLLY OWNED SUBSIDIARY OF MAFCO HOLDINGS INC. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S CLASS A COMMON STOCK HELD BY NON-AFFILIATES (USING NEW YORK STOCK EXCHANGE, INC. CLOSING PRICE AS OF FEBRUARY 12, 1997) WAS APPROXIMATELY $307,266,000.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         REVLON, Inc. (and together with its subsidiaries, the "Company") operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance, personal care and professional products. REVLON is one of the world's best known names in cosmetics and is a leading mass market cosmetics brand. The Company's vision is to provide glamour, excitement and innovation through quality products at affordable prices. To pursue this vision, the Company's management team combines the creativity of a cosmetics and fashion company with the marketing, sales and operating discipline of a consumer packaged goods company. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world, with products sold in approximately 175 countries and territories. The Company's products are marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY and ULTIMA II in cosmetics; MOON DROPS, ETERNA 27, REVLON RESULTS, ALMAY TIME-OFF, ULTIMA II, JEANNE GATINEAU and NATURAL HONEY in skin care; CHARLIE, FIRE & ICE, CIARA, CHERISH, and JONTUE in fragrances; FLEX, OUTRAGEOUS, AQUAMARINE, MITCHUM, COLORSILK, JEAN NATE, BOZZANO and COLORAMA in personal care products; and ROUX FANCI-FULL, REALISTIC, CREME OF NATURE, FERMODYL, VOILA, COLOMER, CREATIVE NAIL DESIGN SYSTEMS and AMERICAN CREW in professional products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

         The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors 65 years ago. Today, the Company has leading market positions in many of its principal product categories in the United States self-select distribution channel. The Company's leading market positions for its REVLON brand products include the number one positions in the United States self-select distribution channel in lip makeup and nail enamel (which the Company has occupied for the past 20 years) for 1996. The Company has the number two position in face makeup in the United States self-select distribution channel for 1996. Propelled by the success of its new product launches and share gains in its existing product lines, the Company has captured the number one position overall in color cosmetics (consisting of lip, eye and face makeup and nail enamel) in the United States self-select distribution channel, where its market share was 21.5% for 1996. The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Brazil, Canada, South Africa and Australia.

         The self-select distribution channel, in which consumers select their own purchases without the assistance of an in-store demonstrator, includes in the United States independent drug stores and chain drug stores (such as Walgreens, CVS Drug stores, Eckerd Drug stores and Revco), mass volume retailers (such as Wal-Mart, Target Stores and Kmart) and supermarkets and combination supermarket/drug stores (such as Pathmark, Albertson's, Kroger's and Smith's) and, internationally, Boots in the United Kingdom and Western Europe, and Shoppers Drug Mart in Canada.

         The Company operates in a single business segment with many different products, which include cosmetics and skin care, fragrance and personal care products ("consumer products"), and hair and nail care products principally for use in and resale by professional salons ("professional products"). To reflect the integration of management reporting responsibilities culminating in the third quarter of 1996, the Company presents its business geographically as its United States operation, which comprise the Company's business in the United States, and its International operation, which comprise its business outside of the United States. The Company previously presented its business as the Consumer Group, which comprised the Company's consumer products operations throughout the world (except principally Spain, Portugal, and Italy) and professional products operations in certain markets, principally in South Africa and Argentina, and the Professional Group, which comprised the Company's professional products operations throughout the world (except principally South Africa and Argentina) and consumer products operations in Spain, Portugal and Italy.

         On March 5, 1996, the Company completed an initial public offering (the "Offering") in which it issued and sold 8,625,000 shares of its Class A Common Stock for $24.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $187.8 million were contributed to Revlon Consumer Products Corporation ("Products Corporation") and used to repay borrowings outstanding under the credit agreement in effect at that time (the "Former Credit Agreement") and to pay fees and expenses related to the credit agreement which became effective on March 5, 1996 (the "Credit Agreement").

         In January 1996, Products Corporation entered into the Credit Agreement which became effective upon consummation of the Offering on March 5, 1996. The Credit Agreement includes the following changes from the Former Credit Agreement, among other things: (i) an extension of the term of the facilities from June 30, 1997 to December 31, 2000 (subject to earlier termination in certain circumstances), (ii) a reduction of the interest rates,
(iii) an increase in the amount of the credit facilities from $500 million to $600 million and (iv) the release of security interests in assets of certain foreign subsidiaries of Products Corporation which were previously pledged. The Credit Agreement is comprised of four senior secured facilities: a $130 million term loan facility, a $220 million multi-currency facility, a $200 million revolving acquisition facility and a $50 million standby letter of credit facility.

         On June 24, 1992, the Company succeeded to assets and liabilities of the cosmetics and skin care, fragrance and personal care products business of Revlon Holdings Inc. ("Holdings"). Holdings retained certain small brands that historically had not been profitable (the "Retained Brands") and certain other assets and liabilities. Unless the context otherwise requires, references to the Company or Revlon relating to dates or periods prior to the formation of the Company mean the cosmetics and skin care, fragrance and personal care products business of Holdings to which the Company has succeeded. The Company's business is conducted through its wholly owned subsidiary Products Corporation. Unless the context otherwise requires, all references in this Form 10-K to the Company or Revlon mean Revlon, Inc. and its subsidiaries.

         All United States market share and market position data herein for the Company's brands are based upon retail dollar sales which are derived from A.C. Nielsen data. A.C. Nielsen measures retail sales volume of products sold in the United States self-select distribution channel. Such data represent A.C. Nielsen's estimates based upon data gathered by A.C. Nielsen from market samples. Such data are therefore subject to some degree of variance.

BUSINESS STRATEGY

         The Company's business strategy, which implements its vision and is intended to continue to improve operating performance, is to:

o Strengthen and broaden its core brands through globalization of marketing and advertising, product development and manufacturing and through increasing its emphasis on advertising and promotion.

o Lead the industry in the development and introduction of technologically advanced innovative products that set new trends.

o Expand the Company's presence in all markets in which the Company competes and enter new and emerging markets.

o Continue to reduce costs and improve operating efficiencies, customer service and product quality by reducing overhead, rationalizing factory operations, upgrading management information systems, globally sourcing raw materials and components and carefully managing working capital.

o Continue to expand market share and product lines through possible strategic acquisitions or joint ventures.

PRODUCTS

         The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands.

------------------------------------------------------------------------------------------------------------------------
BRAND            COSMETICS         SKIN CARE             FRAGRANCES            PERSONAL CARE          PROFESSIONAL
                                                                                 PRODUCTS               PRODUCTS
------------------------------------------------------------------------------------------------------------------------
Revlon       Revlon, ColorStay,    Moon Drops,         Charlie, Charlie Red,  Flex, Flex Balsam,   Revlon
             Revlon Age Defying,   Revlon Results,     Charlie White,         Outrageous,          Professional, Roux
             Super Lustrous, Moon  Eterna 27           Charlie Sunshine,      Aquamarine,          Fanci-full,
             Drops, Velvet Touch,                      Fire & Ice, Fire &     Mitchum, Lady        Realistic, Creme of
             New Complexion,                           Ice Cool, Cherish,     Mitchum, Hi & Dri,   Nature, Arosci,
             Touch & Glow,                             Lasting, Jontue,       Colorsilk, Frost &   Sensor Perm,
             Lashful, Lengthwise,                      StreetWear Scents,     Glow, Revlon         Perfect Perm,
             Naturally Glamorous,                      Ciara                  Shadings, Jean       Fermodyl, Perfect
             Custom Eyes,                                                     Nate, Roux          Touch, Salon
             Softstroke                                                       Fanci-full,          Perfection,
             Timeliner,                                                       Realistic, Creme     Revlonissimo,
             StreetWear, Revlon                                               of Nature, Herba     Voila, Young Color,
             Implements                                                       Rich, Fabu-laxer     Creative Nail
                                                                                                   Design Systems,
                                                                                                   Contours, American
                                                                                                   Crew, R PRO,
                                                                                                   True Cystem
Almay        Almay, Time-Off,      Time-Off,                                  Almay
             Almay Clear           Moisture
             Complexion Makeup,    Balance,
             Amazing, One Coat     Moisture Renew,
                                   Almay Clear
                                   Complexion
                                   SkinCare
Ultima II    Ultima II,            Ultima II,          Madly, UII
             Wonderwear, The       Interactives,
             Nakeds                CHR

Significant  Colorama(b),          Jeanne Gatineau(b), Floid(b), Versace(a),  Bozzano(b),          Colomer(b),
Regional     Juvena(b),            Natural Honey       Charlie Gold,          Juvena(b),           Intercosmo(b),
Brands       Jeanne Gatineau(b)                        Myrurgia(a)            Geniol(b),           Personal Bio Point,
                                                                              Colorama(b),         Natural Wonder,
                                                                              Llongueras(b),       Llongueras(b)
                                                                              Bain de Soleil(b),
                                                                              ZP-11
----------------------------------------------------------------------------------------------------------------------

         (a) License held for distribution in certain countries outside the United States.
         (b) Trademark owned in certain markets outside the United States.

         Cosmetics and Skin Care. The Company sells a broad range of cosmetics and skin care products designed to fulfill specifically identified consumer needs, principally priced in the upper range of the self-select distribution channel, including lip makeup, nail color and nail care products, eye and face makeup and skin care products such as lotions, cleansers, creams, toners and moisturizers. Many of the Company's products incorporate patented, patent-pending or proprietary technology.

         The Company markets several different lines of REVLON lip makeup (which includes lipstick and liner). The Company's breakthrough COLORSTAY lipcolor, which uses patented transfer-resistant technology that provides long wear, is produced in 40 shades. SUPER LUSTROUS, the Company's flagship lipstick brand, is produced in 57 shades. MOON DROPS, a moisturizing lipstick, is also produced in 57 shades.

         The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in 85 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. Revlon nail enamel is the number one brand in the United States self-select distribution channel. STREETWEAR nail enamel, launched in 1996, is produced in 19 shades targeted at the "trend" consumer. STRONG WEAR is a patented strengthening nail enamel formula produced in 19 shades, which contains ingredients that provide protection against splitting, chipping and breaking. The Company sells nail strengtheners, hardeners and fortifiers and quick dry nail products, including CALCIUM GEL NAIL BUILDER strengthener and TOP SPEED quick dry base coat and top coat.

         The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted to women in the over 35 age bracket; COLORSTAY which uses proprietary transfer-resistant technology that provides long wear; and NEW COMPLEXION, for consumers in the 25 to 49 age bracket.

         The Company's eye makeup products include mascaras, eye shadows and liners. COLORSTAY Eyecolor, and COLORSTAY LASHCOLOR mascara, LASHFUL and LENGTHWISE mascaras, SOFTSTROKE eyeliners and REVLON CUSTOM EYES and OVERTIME SHADOW eye shadows are targeted towards women in the 18 to 49 age bracket, and REVLON AGE DEFYING eye color is targeted to women over 35.

         The Company's ALMAY brand consists of a complete line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products targeted to consumers who want "healthy looking skin". The Company positions the ALMAY brand as the clean, natural and healthy choice. ALMAY products include lip makeup, nail color and nail care products, eye and face makeup, skin care products, and sunscreen lotions and creams, including TIME-OFF makeup and skin care, the AMAZING collection, which uses long wear transfer-resistant technology and includes AMAZING LASH, ALMAY AMAZING eye makeup, ALMAY AMAZING LASTING makeup, and ALMAY CLEAR COMPLEXION skin care and makeup and ALMAY EASY-TO-WEAR eyecolor and ONE COAT mascara. The Company targets ALMAY to value conscious consumers by offering benefits equal or superior to higher priced products, such as Clinique, at affordable prices. ALMAY is the leading brand in the hypo-allergenic market in the United States self-select distribution channel.

         The Company sells implements, which include nail and eye grooming tools such as clippers, scissors, files, tweezers and eye lash curlers. The Company's implements are sold individually and in sets under the REVLON brand name.

         The Company also sells cosmetics in international markets under regional brand names including COLORAMA, which is the top selling popular priced cosmetics line in Brazil, and JUVENA.

         The Company's skin care products, including moisturizers, are sold under the brand names ETERNA 27, MOON DROPS and REVLON RESULTS. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under regional brands, including NATURAL HONEY.

         The Company's premium priced cosmetics and skin care products are sold under the ULTIMA II brand name, which is the Company's flagship premium priced brand sold throughout the world, and the JEANNE GATINEAU brand name, which is sold outside the United States. The ULTIMA II line includes the WONDERWEAR collection, which includes a long-wearing foundation that uses proprietary technology, cheek and eyecolor products that use patented technology, and WONDERWEAR LIPSEXXXY lipstick, which uses patented transfer-resistant technology that provides long wear, and THE NAKEDS makeup, a trend-setting line of makeup emphasizing neutral colors.

         Fragrances. The Company sells a selection of moderately priced and premium priced fragrances, including perfumes, eau de toilettes and colognes. The Company's portfolio includes fragrances such as CHARLIE, FIRE & ICE, JONTUE and CIARA; highly successful line extensions such as CHARLIE RED and CHARLIE WHITE and new additions such as CHERISH, CHARLIE SUNSHINE and FIRE & ICE COOL and STREETWEAR SCENTS. The Company's CHARLIE fragrance has been a market leader since the mid-1970's and, the Company believes, one of the top selling fragrances worldwide. The Company's premium priced fragrance brands include CIARA and, in international markets, the Company distributes under license certain brands including VERSACE, VAN GILS and MYRURGIA.

         Personal Care Products. The Company sells a broad line of personal care consumer products that complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the self-select distribution channel, the Company sells haircare, anti-perspirant and other personal care products, including the FLEX, OUTRAGEOUS and AQUAMARINE haircare lines throughout the world and, the COLORAMA, JUVENA, LLONGUERAS and NATURAL HONEY brands outside the United States; the COLORSILK, REVLON SHADINGS, FROST & GLOW and ROUX FANCI-FULL hair coloring lines in the United States; and the MITCHUM, LADY MITCHUM and HI & DRI anti-perspirant brands throughout the world. Certain hair care products, including ROUX FANCI-FULL hair coloring and PERFECT TOUCH and SALON PERFECTION home permanents, were originally developed for professional use. The Company also markets hypo-allergenic personal care products, moisturizers and anti-perspirants, under the ALMAY brand.

         Professional Products. The Company sells a comprehensive line of salon products, including permanent wave preparations, hair relaxers, temporary and permanent hair coloring products, shampoos, conditioners, styling products and hair conditioners, to professional salons and beauty supply stores under the REVLON brand as well as other brand names such as ROUX FANCI-FULL, REALISTIC, FERMODYL, VOILA, REVLONISSIMO, CREME OF NATURE, COLOMER, FABU-LAXER, LOTTABODY, NATURAL WONDER, SENSOR and INTERCOSMO. Most of the Company's salon products in the United States currently are distributed in the non-exclusive distribution channels, in contrast to those products that are distributed exclusively to professional salons. R PRO, launched in 1996, is a professionally targeted cosmetic line being distributed through open line channels. Through Creative Nail Design, Inc. ("Creative Nail"), which was acquired in November 1995, the Company sells nail enhancement systems and nail color and treatment products and services for use by the professional salon industry under the brand name of CREATIVE NAIL DESIGN SYSTEMS. Through AMERICAN CREW, which was acquired in April 1996 , the Company sells men's shampoos, conditioners, gels, and other hair care products for use by professional salons. The Company also sells retail hair care products under the LLONGUERAS, PERSONAL BIO POINT, GENIOL, FIXPRAY and LANOFIL brands outside the United States. The Company markets in salons, beauty supply stores and the self-select distribution channel several lines of hair relaxers, styling products, hair conditioners and other hair care products under such names as FABU-LAXER and CREME OF NATURE designed for the particular needs of ethnic consumers. The Company has developed a new exclusive line of ethnic products, AROSCI, which was successfully launched in 1996. The Company also sells wigs and hair pieces to retail outlets and certain professional salons under the REVLON brand and, pursuant to a license, under the ADOLFO brand.

MARKETING

         The Company's vision is to provide glamour, excitement and innovation through quality products at affordable prices. The Company's marketing efforts are designed to implement this vision. The Company has formed Global Marketing Committees, consisting of managers from the Company's marketing, research and development, operations, advertising and finance departments from the United States and abroad, which develop strategies for the Company's current and new brands and products. The Global Marketing Committees coordinate the Company's globalization efforts while allowing sufficient flexibility to tailor products to local and regional preferences.

         Consumer Products. The Company markets extensive consumer product lines at a range of retail prices primarily through the self-select distribution channel and markets select premium lines through demonstrator-assisted channels. Each line is distinctively positioned and is marketed globally with consistently recognizable logos, packaging and advertising designed to differentiate it from other brands. The Company's existing consumer product lines are carefully segmented, and new product lines are developed, to target specific consumer needs as measured by focus groups and other market research techniques.

         The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company has shifted a significant portion of its marketing to appeal to a broader audience and has increased media advertising, particularly national television advertising. The Company increased advertising expenditures by 17.3% for 1996 over 1995 levels and by 26.2% for 1995 over 1994 levels. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON

AGE DEFYING, ALMAY, ULTIMA II, FLEX, CHARLIE, OUTRAGEOUS and MITCHUM. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company has devoted greater resources to promotional sales of its permanent line of products and reduced the number of promotional sales of non-recurring products, which historically have had a higher cost of sales and resulted in larger sales returns. In the self-select distribution channel, the Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. In the demonstrator-assisted distribution channel, the Company principally uses cooperative advertising programs with retailers, supported by Company-paid or Company-subsidized demonstrators and coordinated in-store promotions and displays.

         The Company also has developed unique marketing materials such as the "Revlon Report", a glossy, color pamphlet distributed in magazines and on merchandising units, available in 30 countries and 16 languages, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. The Company has created two Color Mobiles, which are on-the-road beauty sampling and information vehicles patterned on the innovative vehicles that launched COLORSTAY lipcolor, that travel to major retailers in the United States, at which Company trainers educate consumers on the COLORSTAY and REVLON AGE DEFYING collections and the latest product and shade offerings. The Color Mobiles create consumer and retail excitement about the Company's new products and encourage trial and purchase by consumers. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's display units that provide information about the Company's products and permit consumers to test the products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost, magazine inserts containing samples of the Company's newest products, trial size products and "shade samplers," which are collections of trial size products in different shades. Additionally, the Company has its own website which features current product and promotional information.

         Professional Products. Professional products are marketed through educational seminars, advertising, displays and samples to communicate to professionals and consumers the quality and performance characteristics of such products. The shift to exclusive line distributors will significantly reinforce the Company's marketing and educational efforts with salon professionals. The Company believes that its presence in the professional markets benefits its consumer products business since the Company is able to anticipate consumer trends in hair, nail and skin care, which often appear first in salons.

NEW PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

         The Company believes that it is an industry leader in the development of innovative and technologically advanced consumer and professional products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new product introductions, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's Advanced Concept Group consists of a select group of researchers that conducts research on a wide range of areas to develop new and innovative technology. The Company independently develops substantially all of its new products. The Company also has entered into joint research projects with major universities and commercial laboratories worldwide to develop advanced technologies.

         The Company believes that its Edison, New Jersey facility is one of the most extensive cosmetics research and development facilities in the United States. The Edison facility is responsible for all new product research worldwide. The Edison facility performs research for new products, ideas, concepts and packaging. Research and development for consumer products is also conducted at manufacturing facilities in Brazil. Research and development for the professional products is conducted principally at the Edison facility.

         The research and development group at the Edison facility performs extensive safety and quality tests on the Company's products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each manufacturing facility.

         In certain instances, proprietary technology developed for use in products and packaging is available for licensing to third parties. The Company received the Innovation Award from the Coalition of NorthEast Governors ("CONEG") for its ENVIRO*GLUV glass decorating technology (which resulted in significant cost reductions in decorating REVLON AGE DEFYING and COLORSTAY makeup bottles and REVLON nail enamel bottles in 1996 and which is being offered for licensing to qualified glass decorators). The CONEG challenge awards program is a nationwide competition to publicly recognize companies that make significant contributions to environmental issues relating to packaging and source reduction.

         As of December 31, 1996, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 1996, the Company spent approximately $26.3 million, on research and development activities.

MANUFACTURING AND RELATED OPERATIONS AND RAW MATERIALS

         The Company is rationalizing its worldwide manufacturing operations which is intended to lower costs and improve customer service and product quality. The globalization of the Company's core brands allows it to centralize production of some product categories for sale throughout the world within designated facilities and shift production of certain other product categories to more cost effective manufacturing sites to reduce production costs. Shifts of production may result in the closing of certain of the Company's less significant manufacturing facilities, and the Company continually reviews its needs in this regard. In addition, as part of its efforts to continuously improve operating efficiencies, the Company attempts to ensure that a significant portion of its capital expenditures are devoted to improving operating efficiencies.

         In the United States, the Company manufactures REVLON brand color cosmetics, personal care products and fragrances for sale in the United States, Japan and most of the countries in Latin America and Southeast Asia at its Phoenix, Arizona facility. The Company manufactures ULTIMA II cosmetics and skin treatment products for sale in the United States and most of the countries in Latin America and Southeast Asia, personal care products for sale in the United States and ALMAY brand products for sale throughout the world at its Oxford, North Carolina facility. Nail care and other implements for sale throughout the world are manufactured at the Company's Irvington, New Jersey facility and Vista, California facility. The Company manufactures salon and retail professional products and personal care consumer products for sale in the United States and Canada at the Company's Jacksonville, Florida facility. The Phoenix facility has been ISO-9002 certified.

         The Company manufactures its entire line of consumer products (except implements) for sale in most of the countries of Europe at its Maesteg, South Wales facility. Local production of cosmetics and personal care products takes place at the Company's facilities in Spain, Canada, Venezuela, Mexico, New Zealand, Brazil, Australia and South Africa. The manufacture of professional products for sale by retailers outside the United States has been centralized principally at the Company's facilities in Ireland, Spain and Italy. Production of color cosmetics for Japan and Mexico has been shifted to the United States while production of personal care products for Argentina has been centralized in Brazil. The Maestag facility has been certified by the British equivalent of ISO-9002.

         The Company purchases raw materials and components throughout the world. The Company continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its large purchasing capacity to maximize cost savings. The global sourcing of raw materials and components from accredited vendors also ensures the quality of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.

         The Company's improvements in manufacturing, sourcing and related operations have contributed to improved customer service, including an improvement in the percentage of timely order fulfillment at the Company's manufacturing sites in Oxford, North Carolina; Phoenix, Arizona; Irvington, New Jersey; and Maesteg, South Wales; and the timeliness and accuracy of new product and promotion deliveries. To promote the Company's understanding of, and responsiveness to the needs of its retail customers, the Company assigns members of senior operations management to lead inter-departmental teams that visit significant accounts, and has provided retail accounts with a designated customer service representative. As a result of these efforts, accompanied by stronger and more customer-focused management, the Company has developed strong relationships with its retailers.

         The Company emphasizes safety and increased training of employees resulting in an improved safety record. The Company anticipates that the globalization of, and continued improvement in, the quality of its manufacturing operations will result in lower manufacturing costs.

BUSINESS PROCESS ENHANCEMENTS

         The Company's management information systems have been substantially upgraded to provide comprehensive order processing, production and accounting support for the Company's business. The Company's expenditures on improvements to its management information systems were approximately $13 million for 1996. The Company intends to continue to upgrade management information systems in 1997, which will include improved systems for forecasting, production, inventory management, order processing, general and fixed asset ledgers and others. Systems improvements have been and the Company anticipates that they will continue to be instrumental in contributing to the reduction of the time from order entry to shipment, improved forecasting of demand and improved operating efficiencies.

DISTRIBUTION

         As a result of its improved customer service and consumer traffic generated by its products and innovative marketing programs, the Company believes that its relationships with self-select distribution cosmetic retailers are the best in the cosmetics industry.

         The Company's products are sold in approximately 175 countries and territories. The Company's worldwide sales force had approximately 2,100 people as of December 31, 1996, including a dedicated sales force for cosmetics, skin care and fragrance products in the self-select distribution channel, for the demonstrator-assisted distribution channel, for personal care products distribution and for salon distribution. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States. The United States operation's net sales accounted for approximately 58.0% of the Company's 1996 net sales. Of these net sales, approximately 86% were made in the self-select distribution channel. However, the Company intends to use premium products such as ULTIMA II to maintain its presence in the demonstrator-assisted distribution channel. The Company also sells a broad range of consumer and retail professional products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 1996, 19 licenses were in effect relating to 23 product categories to be marketed in the self-select distribution channel. Pursuant to the licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties, royalty advances and, in some cases, up-front licensing fees. Products designed for professional use or resale by beauty salons are sold through wholesale beauty supply distributors and directly to professional salons. Various hair care products, such as ethnic hair relaxers, scalp conditioners, shampoos and hair coloring products and wigs and hairpieces are sold directly and through wholesalers to chain drug stores and mass volume retailers. Wigs and hairpieces are also sold through mail order direct marketing, retail outlet malls, salons and certain department stores.

         The Company also operates through Prestige Fragrance & Cosmetics, Inc. ("PFC"), a subsidiary of Products Corporation, approximately 200 retail outlet stores throughout the United States in factory outlet malls, rural areas and other similar locations that are not disruptive to the Company's principal distribution channels. In these stores, the Company sells first quality, first quality excess, returned and refurbished, and discontinued consumer products and retail professional products, as well as similar products of competing cosmetics companies. On November 27, 1996, Products Corporation and PFC entered into an Agreement and Plan of Merger with The Cosmetic Center, Inc. ("Cosmetic Center") pursuant to which PFC will merge with and into Cosmetic Center, with Cosmetic Center surviving the merger (the "Merger"). In the Merger, Products Corporation would receive newly issued Class C common stock of Cosmetic Center constituting between 74% and 84% of the outstanding common stock. The Merger is subject to a number of significant conditions, including obtaining financing for Cosmetic Center and approval of the transaction by Cosmetic Center stockholders, among other conditions. Subject to satisfaction of these conditions, the transaction is expected to close during the first quarter of 1997.

         International. The International operation's net sales accounted for approximately 42.0% of the Company's 1996 net sales. The International operation's ten largest countries in terms of these sales, which include Brazil, Japan, the United Kingdom, Australia, South Africa, Canada and Spain, accounted for approximately 30.7% of the Company's net sales in 1996, with Brazil accounting for approximately 6.1% of the Company's net sales. The International operation is increasing distribution through the expanding self-select distribution channels outside the United States, such as drug stores/chemists, hypermarkets/mass volume retailers and variety stores, as these channels gain importance. The International operation also distributes through department stores and specialty stores such as perfumeries. The International operation's professional products are sold directly to beauty salons by the Company's direct sales force in Spain, France, Germany, Portugal, Italy, Mexico and Ireland and through distributors in other countries. The Company actively sells its products through wholly owned subsidiaries in 26 countries outside of the United States, through joint ventures in India and Indonesia, and through a large number of distributors and licensees elsewhere around the world. The Company continues to pursue strategies to establish its presence in new emerging markets. Such new and emerging markets include Eastern Europe; South Korea; Southeast Asia; Chile; the Middle East; India; and China, where in 1996 the Company established a subsidiary with a local minority partner. In addition, the Company is building a franchise through local distributorships in northern and central Africa, where the Company intends to expand the distribution of its products by capitalizing on its market strengths in South Africa.

CUSTOMERS

         The Company's principal customers include chain drug stores and large mass volume retailers, including such well known retailers as Wal-Mart, Walgreens, Kmart, Target, CVS Drug Stores, Drug Emporium, American Drug Stores, Eckerd Drug stores, Revco and Thrifty Payless in the self-select distribution channel, J.C. Penney in the demonstrator-assisted distribution channel, Sally's Beauty Company for professional products, Shoppers Drug Mart in Canada and Boots in the United Kingdom and Western Europe. The foregoing customers are representative of the Company's customers, and for 1996, each of the foregoing customers accounted for 1% or more of the Company's net sales. Wal-Mart and its affiliates accounted for approximately 10.1% of the Company's 1996 consolidated net sales. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

COMPETITION

         The cosmetics and skin care, fragrance, personal care and professional products business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated on product benefits, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the sales force affect product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a number of companies, some of which have substantially greater resources than the Company. In addition to products sold in the self-select and demonstrator-assisted distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Helene Curtis Industries, Inc., and Joh A. Benckiser GmbH in the self-select distribution channel; L'Oreal S.A., Unilever N.V., Estee Lauder, Inc. and Joh A. Benckiser GmbH in the demonstrator-assisted distribution channel; and L'Oreal S.A. and Matrix Essentials, Inc., which is owned by Bristol-Myers Squibb Company, in professional products.

SEASONALITY

         The Company's business is subject to certain seasonal fluctuations, with net sales in the second half of the year generally benefiting from increased retailer purchases in the United States for the back-to-school and Christmas selling seasons.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company's major trademarks are registered in the United States and in many other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, FLEX, MITCHUM, ETERNA 27, ULTIMA II, ALMAY, CHARLIE, JEAN NATE, REVLON RESULTS, COLORAMA, FIRE & ICE, MOON DROPS, SUPER LUSTROUS and WONDERWEAR LIPSEXXXY for consumer products and REVLON, ROUX FANCI-FULL, REALISTIC, FERMODYL, COLOMER, CREATIVE NAIL, AMERICAN CREW, R PRO and INTERCOSMO for professional products.

         The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, FLEX & GO shampoo, LENGTHWISE mascara, REVLON nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation, WONDERWEAR LIPSEXXXY lipstick, DAY INTO NIGHT eyeshadows, ALMAY TIME-OFF skin care and makeup, OUTRAGEOUS shampoo, FLEX hairspray and various professional products, including FERMODYL shampoo and conditioners. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

GOVERNMENT REGULATION

         The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Phoenix, Arizona and Oxford, North Carolina manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreens. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. State and local regulations in the United States that are designed to protect consumers or the environment have an increasing influence on product claims, contents and packaging.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single business segment. Certain information concerning geographic segments of the Company is set forth in Note 15 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 1996, the Company employed the equivalent of approximately 14,300 full-time persons. Approximately 2,100 of such employees in the United States at the end of 1996 were covered by collective bargaining agreements. The agreements covering employees in Phoenix, Arizona and Jacksonville, Florida expire in 1997. In addition, the Company will be negotiating collective bargaining agreements or portions thereof covering employees in twelve countries outside the United States during 1997. The Company expects that such agreements will be renewed in the ordinary course of negotiations, and further believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 1996 the Company's major manufacturing, research and warehouse/distribution facilities all of which are owned except where otherwise noted.

                                                                                               APPROXIMATE FLOOR
LOCATION                            USE                                                            SPACE SQ. FT.
--------                            ---                                                        ------------------
Oxford, North Carolina.....         Manufacturing, warehousing, distribution and office              1,012,000
Phoenix, Arizona ..........         Manufacturing, warehousing, distribution and office                706,000
                                    (partially leased)
Holmdel, New Jersey .......         Warehousing, distribution and office                               540,000
Jacksonville, Florida .....         Manufacturing, warehousing, distribution, research and             526,000
                                    office
Mississauga, Canada .......         Manufacturing, warehousing, distribution and office                245,000
Edison, New Jersey ........         Research and office (leased)                                       133,000
Irvington, New Jersey .....         Manufacturing, warehouse and office                                 96,000
Sao Paulo, Brazil .........         Manufacturing, warehousing, distribution, office and               408,000
                                    research
Maesteg, South Wales,
United Kingdom ............         Manufacturing, distribution and office                             316,000
Santa Maria, Spain ........         Manufacturing and warehousing                                      173,000
Barcelona, Spain ..........         Manufacturing, warehousing, research and office                    152,000
Caracas, Venezuela                  Manufacturing, distribution and office                             145,000
Argenteuil, France ........         Warehousing and distribution (leased)                               73,000
Kempton Park, South Africa.         Warehousing, distribution and office (leased)                      127,000
Canberra, Australia .......         Warehousing, distribution and office (leased)                      125,000
Isando, South Africa ......         Manufacturing, warehousing, distribution and office                 94,000
Rydalmere, Australia ......         Manufacturing, warehousing, distribution and office                 93,000
Bologna, Italy ............         Manufacturing, warehousing, distribution, office and                60,000
                                    research

         In addition to the facilities described above, additional facilities are owned and leased in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (345,000 square feet, of which 85,000 square feet are currently sublet to affiliates of the Company). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its current and expected production requirements. Products Corporation leases from Holdings on arms' length terms its research and development facility located in Edison, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), which is wholly owned by Ronald O. Perelman, which through Revlon Worldwide Corporation ("Revlon Worldwide"), beneficially owns 11,250,000 shares of the Class A Common Stock (representing 56.6% of the outstanding shares of Class A Common Stock) and all of the outstanding 31,250,000 shares of Class B Common Stock, which together represent 83.1% of the outstanding shares of Common Stock, and the remaining 8,625,000 shares of Class A Common Stock are owned by the public. No dividends were declared or paid during 1996. The terms of the Credit Agreement and Products Corporation's 10 1/2 % Senior Subordinated Notes Due 2003 (the "Senior Subordinated Notes"), 9 3/8% Senior Notes Due 2001 (the "Senior Notes") and 9 1/2% Senior Notes Due 1999 (the "1999 Notes") currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. See the Consolidated Financial Statements of the Company and the Notes thereto.

         The table below shows the Company's high and low quarterly stock prices for the year ended December 31, 1996.

                       1996 QUARTERLY STOCK PRICES (1)
                    -------------------------------------
                      1ST       2ND       3RD        4TH
                    QUARTER   QUARTER   QUARTER   QUARTER
                    -------   -------   -------   -------
High                $28 1/4   $31 3/8   $31 1/8   $36 1/2
Low                  25 1/2    24 3/4    23 1/2    28 5/8

         (1) Represents the closing price on the New York Stock exchange
(NYSE), which is the market in which shares of the Company's stock are traded. The Company's symbol is REV.

ITEM 6. SELECTED FINANCIAL DATA

         The statements of Operations Data for each of the years in the five-year period ended December 31, 1996 and the Balance Sheet Data as of December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          1996       1995(A)       1994(A)        1993(A)          1992
                                                      ----------   ----------    ----------     ----------     ----------
                                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales  .........................................  $   2,167.0  $   1,937.8   $   1,732.5    $   1,588.3    $   1,632.2
                                                      ===========  ===========   ===========    ===========    ===========
Operating income (loss)  ...........................  $     200.2  $     146.6   $     108.4    $      49.9    $     (82.6)(d)
                                                      ===========  ===========   ===========    ===========    ===========
Income (loss) before extraordinary items and
 cumulative effect of accounting changes  ..........  $      24.4  $     (40.2)  $     (74.0)   $    (130.8)   $    (224.0)
Extraordinary items -early extinguishments of debt           (6.6)          --            --           (9.5)          (2.9)
Cumulative effect of accounting changes  ...........           --           --         (28.8)(b)       (6.0)(c)         --
                                                      -----------  -----------   -----------    -----------    -----------
Net income (loss)  .................................  $      17.8  $     (40.2)  $    (102.8)   $    (146.3)   $    (226.9)
                                                      ===========  ===========   ===========    ===========    ===========
INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary items and
 cumulative effect of accounting changes  ..........  $      0.49  $     (0.95)  $     (1.74)   $     (3.08)   $     (5.27)
Extraordinary items  ...............................        (0.13)          --            --          (0.22)         (0.07)
Cumulative effect of accounting changes  ...........           --           --         (0.68)         (0.14)            --
                                                      -----------  -----------   -----------    -----------    -----------
Net income (loss)  .................................  $      0.36  $     (0.95)  $     (2.42)   $     (3.44)   $     (5.34)
                                                      ===========  ===========   ===========    ===========    ===========
Weighted average common shares outstanding (e)  ....   49,687,500   42,500,000    42,500,000     42,500,000     42,500,000
                                                      ===========  ===========   ===========    ===========    ===========

                                                                             DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1996       1995(A)     1994(A)     1993(A)      1992
                                                     ----------  ----------  ----------  ----------  ----------
                                                                        (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Total assets  ......................................  $1,621.3    $1,535.3    $1,418.1    $1,548.7    $1,438.3
Long-term debt, excluding current portion  .........   1,352.2     1,467.5     1,327.5     1,203.8       969.0
Total stockholders' deficiency  ....................    (496.7)     (702.0)     (656.5)     (555.3)     (443.1)


(a) Effective January 1, 1996, Products Corporation acquired from Holdings substantially all of the assets of the Tarlow Advertising Division ("Tarlow") in consideration for the assumption of substantially all of the liabilities and obligations of Tarlow. Net liabilities assumed were approximately $3.4 million. The assets acquired and liabilities assumed were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements beginning with January 1, 1993 have been restated as if the acquisition took place at the beginning of such period. Products Corporation paid $4.1 million to Holdings which was accounted for as an increase to capital deficiency.

(b) Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Company recognized a charge of $28.8 million in the first quarter of 1994 to reflect the cumulative effect of the accounting change, net of income tax benefit.

(c) Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plan in the United States. Accordingly, the Company recognized a charge of $6.0 million in the 1993 first quarter to reflect the cumulative effect of the accounting change.

(d) Includes restructuring charges of $162.7 million in 1992, which included
(i) consolidation of certain worldwide manufacturing and warehouse facilities,
(ii) consolidation in management information systems, (iii) vacating premises under lease, (iv) personnel reductions and (v) discontinuance of certain product lines.

(e) Represents the weighted average common shares outstanding for the period. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company also operates retail outlet stores and has a licensing group.

         To reflect the integration of management reporting responsibilities culminating in the third quarter of 1996, the Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States. The Company previously presented its business as the Consumer Group, which comprised the Company's consumer products operations throughout the world (except principally Spain, Portugal and Italy) and professional products operations in certain markets, principally in South Africa and Argentina, and the Professional Group, which comprised the Company's professional products operations throughout the world (except principally South Africa and Argentina) and consumer products operations in Spain, Portugal and Italy. The Company has restated the management's discussion and analysis data for prior periods to conform to the presentation for 1996.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for each of the last three years:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1996        1995        1994
                                               ----------  ----------  ---------
Net sales:
 United States  ..............................  $1,257.2    $1,113.2    $  983.2
 International  ..............................     909.8       824.6       749.3
                                               ----------  ----------  ---------
                                                $2,167.0    $1,937.8    $1,732.5
                                               ==========  ==========  =========

   The following sets forth certain statements of operations data as a percentage of net sales:

                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                   1996       1995        1994
                                               ----------  ----------  ----------
 Cost of sales ...............................     33.5%      33.7%       34.5%
 Gross profit ................................     66.5       66.3        65.5
 Selling, general and administrative expenses      57.3       58.8        59.3
 Operating income ............................      9.2        7.5         6.2

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

 NET SALES

         Net sales were $2,167.0 and $1,937.8 for 1996 and 1995, respectively, an increase of $229.2, or 11.8%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, acquisitions of certain exclusive line professional product businesses, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,257.2 for 1996 from $1,113.2 for 1995, an increase of $144.0, or 12.9%. Net sales improved for 1996 primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics in the United States and acquisitions of certain exclusive line professional product businesses, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its Revlon branded cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.5% for 1996 from 19.8% for 1995, moving into the leading position in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1996, certain products launched during 1995) generated incremental net sales in 1996, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup and COLORSTAY LASHCOLOR mascara, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer, and launches of Cherish fragrance and MITCHUM CLEAR and ALMAY CLEAR COMPLEXION line extensions.

         International. The International operation's net sales increased to $909.8 for 1996 from $824.6 for 1995, an increase of $85.2, or 10.3% on a reported basis or 12.6% on a constant U.S. dollar basis. Net sales improved principally as a result of successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and REVLON AGE DEFYING makeup, increased distribution into the expanding self-select distribution channel, the further development of new international markets, partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the South African rand, Japanese yen, and several European currencies. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased to $404.0 for 1996 from $374.6 for 1995, an increase of $29.4, or 7.8%); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased to $311.9 for 1996 from $275.4 for 1995, an increase of $36.5, or 13.3%); and the Far East (in which net sales increased to $193.9 for 1996 from $174.6 for 1995, an increase of $19.3, or 11.1%).

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes were $132.7, $25.1 and $20.0, respectively, for 1996 compared to $118.6, $22.8 and $19.8, respectively, for 1995. In Mexico, net sales for 1996 and 1995 were adversely affected by the December 1994 devaluation of the Mexican peso and related economic weakness. Additionally, Mexico will be considered a hyperinflationary economy beginning in 1997. In Venezuela, net sales and income before taxes for 1996 and 1995 were adversely affected by high inflation and in the 1996 period by a currency devaluation.

 Cost of sales

         As a percentage of net sales, cost of sales was 33.5% for 1996 compared to 33.7% for 1995, respectively. The improvement for 1996 resulted from the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. This improvement was partially offset by changes in product mix involving an increase in sales of the Company's higher cost technology-based products, an increase in export sales, lower margin products (such as those products sold in Brazil), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain international markets. The aforementioned increases in sales that negatively impacted cost of sales were, however, more profitable to the Company's overall operating results.

 Selling, general and administrative ("SG&A") expenses

         As a percentage of net sales, SG&A expenses were 57.3% for 1996, an improvement from 58.8% for 1995. SG&A expenses other than advertising expense, as a percentage of net sales, improved to 40.9% for 1996 compared with 43.2% for 1995 primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1996 compared with 1995. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion in 1996 compared with 1995 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising expense increased by 17.3% to $355.2, or 16.4% of net sales, for 1996 compared to $302.7, or 15.6% of net sales, for 1995.

 Operating income

         As a result of the foregoing, operating income increased by $53.6, or 36.6%, to $200.2 for 1996 from $146.6 for 1995.

 Other expenses/income

         Interest expense was $133.4 for 1996 compared to $142.6 for 1995. The reduction in interest expense is attributable to lower average outstanding borrowings as a result of the paydown of debt under the Credit Agreement and under the Former Credit Agreement with the use of proceeds from the Company's Offering in the 1996 period and lower interest rates under the Credit Agreement than under the Former Credit Agreement.

         Foreign currency losses, net, were $5.7 for 1996 compared to $10.9 for 1995. The reduction in the foreign currency loss in 1996 as compared to 1995 was due to lower foreign currency losses primarily in Mexico and Venezuela and the Company's simplification of its international corporate structure, which resulted in $2.1 of gains, previously deferred in the currency translation account, partially offset by the strengthening of the U.S. dollar against the Spanish peseta and the strengthening of the U.K. pound against several European currencies.

         Miscellaneous, net, was $6.3 for 1996 compared to $1.8 for 1995. The increase relates primarily to the Company's continued investment in certain emerging markets.

Extraordinary item

         The extraordinary item resulted from the write-off recorded in the first quarter of 1996 of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to its maturity with the net proceeds from the Offering and borrowings under the Credit Agreement.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

Net sales

         Net sales were $1,937.8 and $1,732.5 for 1995 and 1994, respectively, an increase of $205.3, or 11.8%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, increased distribution internationally into the expanding self-select distribution channel, the development of new international markets and a weaker U.S. dollar versus most foreign currencies.

         United States. The United States operation's net sales increased to $1,113.2 for 1995 from $983.2 for 1994, an increase of $130.0, or 13.2%. Net sales improved primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics in the United States, contributing to the Company's improved share of the color cosmetics business in the United States self-select distribution channel, as well as increased net sales at the retail outlet stores. New product introductions (including, in 1995, certain products launched during 1994) generated incremental net sales in 1995, principally as a result of the June 1994 launch of COLORSTAY lipcolor, the 1994 first quarter launch of REVLON AGE DEFYING makeup, the 1995 second and third quarter launches of COLORSTAY lip makeup line extensions and eye and face makeup, respectively, which are part of the COLORSTAY collection, the 1995 second quarter launches of REVLON AGE DEFYING line extensions, CHARLIE WHITE fragrance and ALMAY CLEAR COMPLEXION makeup, and the 1995 third quarter launches of ALMAY TIME-OFF line extensions and LASTING fragrance.

         International. The International operation's net sales increased to $824.6 for 1995 from $749.3 for 1994, an increase of $75.3, or 10.0%. Net sales improved principally as a result of successful new product introductions, increased distribution into the expanding self-select distribution channel, the development of new international markets and the favorable effect on sales of a weaker U.S. dollar versus most foreign currencies, partially offset by lower unit volume in Mexico and Argentina resulting from recessionary conditions. Net sales were also favorably affected by the continued roll-out of COLORSTAY lipcolor, REVLON AGE DEFYING makeup and CHARLIE WHITE fragrance into various international markets, the continued expansion during the third quarter of 1994 of the ALMAY cosmetics line outside the

United States and the expansion during the third quarter of 1994 of the CHARLIE RED fragrance outside the United States. Introduction of the COLORSTAY cosmetics collection began in the fourth quarter of 1995 and continued in the first part of 1996. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased to $374.6 for 1995 from $334.8 for 1994, an increase of $39.8, or 11.9%); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased to $275.4 for 1995 from $269.7 for 1994, an increase of $5.7, or 2.1%); and the Far East (in which net sales increased to $174.6 for 1995 from $144.8 for 1994, an increase of $29.8, or 20.6%).

         The Company's operations in Brazil and Mexico have been subject to significant political and economic uncertainties. Operations in Brazil were significantly improved for 1995 over 1994 primarily as a result of higher unit volume in the first half of 1995. Unit volume in the second half of 1995 declined from the unit volume for the second half of 1994 due to the strong unit volume in the second half of 1994 as a result of the Brazilian government's July 1, 1994 introduction of a new economic and monetary policy, which resulted in increased consumer purchasing. In Brazil, net sales, operating income and income before taxes were $118.6, $22.8 and $19.8, respectively, for 1995 compared with $108.1, $29.5 and $14.9, respectively, for 1994. However, net sales and operating income for 1994 benefited from the hyperinflationary pricing component included in these accounts until the Brazilian government's July 1, 1994 introduction of a new economic and monetary policy and related issuance of a new currency, which significantly reduced inflation. The Company's income before taxes and cash flow from operations in Brazil for 1994 were not affected to the same extent as operating income because of a corresponding charge in the foreign currency translation account. In Mexico, net sales and operating income were $20.5 and $1.6, respectively, for 1995 compared with $31.1 and $3.2, respectively, for 1994. While the December 1994 devaluation of the Mexican peso did not have a significant adverse effect on 1994 operating results in Mexico, 1995 operating results in Mexico were, and future operating results may continue to be, adversely affected by this devaluation and other factors such as decreases in unit volume, limitations on price increases and higher relative costs of products sourced outside of Mexico. The Company has taken measures to mitigate the effect of these conditions by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

Cost of sales

         As a percentage of net sales, cost of sales was 33.7% for 1995, an improvement from 34.5% for 1994. This improvement resulted from the benefits on overhead absorption of higher production volumes allocated over a fixed manufacturing base, and globalization benefits such as more efficient production and purchasing performance in 1995 compared with 1994, partially offset by changes in the product mix involving increases in 1995 compared to 1994 in sales of lower margin products sold in Brazil and by the Company's retail outlet stores. The first half of 1994 included the benefit of the inflationary component of pricing in Brazil, partially offset by the adverse impact of higher transition costs associated with factory consolidations charged to cost of sales for inventory produced in 1993 and sold during 1994.

Selling, general and administrative expenses

         As a percentage of net sales, SG&A expenses were 58.8% for 1995 and 59.3% for 1994. SG&A expenses, other than advertising expense, as a percentage of net sales improved to 43.2% for 1995 compared with 45.4% for 1994, primarily as a result of reduced general and administrative expenses and improved productivity in 1995 compared with 1994, partially offset by higher European regional headquarters expenses and severance costs in 1995. The Company increased advertising and consumer directed promotion during 1995 compared with 1994, principally in the United States and Europe, to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in Europe in 1995. Advertising expense increased by 26.2% to $302.7, or 15.6% of net sales, for 1995 from $239.9, or 13.8% of net sales, for 1994.

Operating income

         As a result of the foregoing, operating income increased by $38.2, or 35.2%, to $146.6 for 1995 from $108.4 for 1994.

Other expenses/income

         Interest expense was $142.6 for 1995 and $136.7 for 1994, an increase of $5.9, or 4.3%. The increase in 1995 was due to higher outstanding borrowings under the Company's credit facilities.

         Foreign currency losses, net, were $10.9 for 1995 and $18.2 for 1994. Results improved in 1995 primarily as a result of reduced inflation associated with the Brazilian government's July 1, 1994 introduction of a new economic and monetary policy and related issuance of a new currency and the January 1995 repayment of approximately $26.9 under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"), partially offset by the adverse effect of currency devaluation in Venezuela primarily in the fourth quarter of 1995.

Provision for income taxes

         The provision for income taxes was $25.4 and $22.8 for 1995 and 1994, respectively. The increase in the provision for income taxes was primarily attributable to higher taxable earnings of certain foreign operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $10.1, $51.7 and $1.1 for 1996, 1995 and 1994, respectively. The decrease in net cash used for operating activities for 1996 compared with 1995 resulted primarily from higher operating income, lower restructuring payments ($13.3 for 1996 compared with $24.2 for 1995) and improved management of inventory relative to business growth, partially offset by higher trade receivable balances as a result of higher net sales and increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel. The increase in net cash used for operating activities for 1995 compared with 1994 resulted primarily from an increase in inventories associated with expected sales volume, higher trade receivable balances, increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel and higher income taxes paid, net of refunds, offset in part by higher operating income, lower restructuring payments ($24.2 for 1995 compared with $37.2 for 1994) and lower severance payments.

         Net cash used for investing activities was $65.1, $72.5 and $51.0 for 1996, 1995 and 1994, respectively. Net cash used for investing activities for 1996, 1995 and 1994 consisted primarily of capital expenditures and in 1996 and 1995 included $7.1 and $21.2, respectively, used for acquisitions. The Company's capital expenditures for 1996, 1995 and 1994 were $58.0, $54.3 and $52.5, respectively. The increase in capital expenditures through 1996 was primarily attributable to significant information system enhancements in accordance with the Company's business strategy.

         Net cash provided by (used for) financing activities was $78.4, $125.2 and $(49.0) for 1996, 1995 and 1994, respectively. Net cash provided by financing activities for 1996 included the net proceeds from the Offering, cash drawn under the Former Credit Agreement and under the Credit Agreement, partially offset by the repayment of borrowings under the Former Credit Agreement, the payment of fees and expenses related to the Credit Agreement and repayment of approximately $5.2 under the Yen Credit Agreement. Net cash provided by financing activities for 1995 consisted primarily of borrowings under the credit agreement of Products Corporation in effect at that time and borrowings under the Former Credit Agreement, partially offset by repayments of cash drawn under those credit agreements, repayment of $26.9 under the Yen Credit Agreement and payment of debt issuance costs under the Former Credit Agreement. Net cash used for financing activities for 1994 consisted primarily of repayments of borrowings under the credit agreement of Products Corporation in effect at that time and a repayment of $12.0 under the Yen Credit Agreement.

         In February 1995, Products Corporation entered into the Former Credit Agreement, which provided up to $500.0 comprised of three senior secured facilities: a $100.0 term loan facility, a $225.0 revolving credit facility and a $175.0 multi-currency facility. Borrowings under the Former Credit Agreement were used to refinance

Products Corporation's previous $150.0 credit agreement, refinance then existing lines of credit outside of the United States and refinance approximately $26.9 paid under the Yen Credit Agreement in January 1995. The Former Credit Agreement was scheduled to terminate on June 30, 1997. The net proceeds of $187.8 from the Offering were contributed to Products Corporation and were used to repay borrowings under the Former Credit Agreement and to pay fees and expenses related to the Credit Agreement.

         In January 1996, Products Corporation entered into the Credit Agreement, which became effective upon consummation of the Offering on March 5, 1996. The Credit Agreement provides, among other things, (i) an extension of the term of the facilities from June 30, 1997 to December 31, 2000, subject to earlier termination in certain circumstances, (ii) a reduction of the interest rates, (iii) an increase in the aggregate amount of the credit facilities from $500 to $600 and (iv) the release of security interests in assets of certain foreign subsidiaries of Products Corporation which were then pledged. The Credit Agreement is comprised of four senior secured facilities: a $130.0 term loan facility, a $220.0 multi-currency facility, a $200.0 revolving acquisition facility and a $50.0 special standby letter of credit facility. As of December 31, 1996, Products Corporation had approximately $130.0 outstanding under the term loan facility, $57.2 outstanding under the multi-currency facility, nothing outstanding under the revolving acquisition facility and $33.5 outstanding under the special standby letter of credit facility. In January 1997, the Credit Agreement was amended to, among other things, permit the Merger of PFC into Cosmetic Center and to generally exclude Cosmetic Center (as the survivor of the Merger) from the definition of "subsidiary" under the Credit Agreement. See Note 7(a) to the Consolidated Financial Statements.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately Y4.8 billion as of December 31, 1996 (approximately $41.7 U.S. dollar equivalent as of December 31, 1996). In accordance with the terms of the Yen Credit Agreement, approximately Y2.7 billion (approximately $26.9 U.S. dollar equivalent) was paid in January 1995 and approximately Y539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996. A payment of approximately Y539 million (approximately $4.6 U.S. dollar equivalent as of December 31, 1996) was paid in January 1997 and the balance of the Yen Credit Agreement of approximately Y4.3 billion (approximately $37.1 U.S.
dollar equivalent as of December 31, 1996) is currently due on December 31, 1997. The Company is currently renegotiating an extension of the term of the terms of the Yen Credit Agreement. In the event that such extension is not obtained, the Company is able and intends to refinance the Yen Credit Agreement under existing long-term credit facilities. Accordingly, the Company's obligation under the Yen Credit Agreement has been classified as long-term as of December 31, 1996.

         The $61.0 aggregate principal amount of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 previously purchased on the open market by Products Corporation (which was not previously used for sinking fund payments, including the payment in July 1996) and no longer outstanding will be used to meet future sinking fund requirements of such issue. $9.0 aggregate principal amount of previously purchased debentures was used for the sinking fund payment due July 15, 1996.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of December 31, 1996.

         In June 1996, $10.9 in notes due to Products Corporation from Holdings under the Financing Reimbursement Agreement (See "Certain Relationships and Related Transactions") was offset against an $11.7 demand note payable by Products Corporation to Holdings.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1997 will be approximately $60, including approximately $10 for upgrades to the Company's management information systems. In addition, cash payments related to the 1991 and 1992 restructuring charges are estimated to be approximately $9 for 1997. Pursuant to a tax sharing agreement (See "Certain Relationships and Related Party Transactions - Tax Sharing Agreement"), the

Company may be required to make tax sharing payments to Mafco Holdings Inc. as if the Company were filing separate income tax returns, except that no payments are required by the Company if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to the Company. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. The Company anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreement will be required for 1997.

         As of December 31, 1996, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December
2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month London Inter-Bank Offered Rate (5.602% per annum at February 11, 1997) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on December 31, 1996, a loss of approximately $3.5 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for 1996 and 1995 was approximately $3.2 in each of the years. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $3.1 as of December 31, 1996. Although cash flow from the presently outstanding agreements was positive for 1996, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to have a positive cash flow of $0.6 from these agreements in 1997, although no assurances can be given. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Products Corporation enters into forward foreign exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. At December 31, 1996, Products Corporation had forward foreign exchange contracts denominated in various currencies, predominantly the U.K. pound, of approximately $62.0 (U.S. dollar equivalent). If Products Corporation had terminated these contracts on December 31, 1996, no material gain or loss would have been realized.

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

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 31, 1996 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vi) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; and (vii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers.

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, that have experienced hyperinflation in the past three years. This hyperinflation has had a material effect on the Company's results of operations in Brazil and may, in the future, have a material effect on results of operations in Mexico. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company and the Notes thereto contained herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Directors and executive officers of the Company. Each Director holds office until his successor is duly elected and qualified or until his resignation or removal, if earlier.


NAME                                  POSITION
----                                  --------
Ronald O. Perelman                    Chairman of the Executive Committee of the  Board and Director
Jerry W. Levin                        Chairman of the Board and Director
George Fellows                        President, Chief Executive Officer and Director
William J. Fox                        Senior Executive Vice President, Chief Financial Officer  and
                                      Director
Carlos Colomer                        Executive Vice President
Ronald H. Dunbar                      Senior Vice President, Human Resources
M. Katherine Dwyer                    Senior Vice President
Wade H. Nichols III                   Senior Vice President and General Counsel
Donald G. Drapkin                     Director
Meyer Feldberg                        Director
Howard Gittis                         Director
Vernon E. Jordan                      Director
Henry A. Kissinger                    Director
Edward J. Landau                      Director
Linda G. Robinson                     Director
Terry Semel                           Director
Martha Stewart                        Director

         The name, age, principal occupation for the last five years and selected biographical information for each of the directors and for the executive officers of the Company are set forth below. Information is as of February 13, 1997.

         Mr. Perelman (54) has been Chairman of the Executive Committee of the Board of the Company and of Products Corporation since November 1995, and a Director of the Company and of Products Corporation since their respective formations in 1992. Mr. Perelman was Chairman of the Board of the Company and of Products Corporation from their respective formations in 1992 to November 1995. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates for more than the past five years. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Holdings Inc. ("Cigar Holdings Inc."), Mafco Consolidated Group Inc. ("Mafco Consolidated"), Meridian Sports Incorporated ("Meridian"), Power Control Technologies, Inc. ("PCT") and Toy
Biz, Inc. ("Toy Biz") and Chairman of the Executive Committee of the Board of Marvel Entertainment Group, Inc. ("Marvel"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Andrews Group, California Federal Bank, a Federal Savings Bank ("Cal Fed"), The Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc. ("Coleman Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), Cigar Holdings, Consolidated Cigar Corporation ("Consolidated Cigar"), First Nationwide (Parent) Holdings Inc. ("First Nationwide

Parent"), First Nationwide Holdings Inc. ("FN Holdings"), Mafco Consolidated, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), Meridian, PCT, Pneumo Abex Corporation ("Pneumo Abex"), Products Corporation, Revlon Worldwide and Toy Biz. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

         Mr. Levin (52) has been Chairman of the Board of the Company and of Products Corporation since November 1995 and a Director of the Company and of Products Corporation since their respective formations in 1992. Mr. Levin was Chief Executive Officer of the Company and of Products Corporation from their respective formations in 1992 to January 1997 and President of the Company and of Products Corporation from their respective formations in 1992 to November 1995. He has been the President and a Director of Holdings since 1991 and Chief Executive Officer since March 1992. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. Mr. Levin has been Chairman and Acting Chief Executive Officer of Coleman since February 1997. For 15 years prior to joining MacAndrews Holdings, he held various senior executive positions with The Pillsbury Company. Mr. Levin is a Director of the following corporations which file reports pursuant to the Exchange Act: Coleman, Coleman Holdings, Coleman Worldwide, Ecolab, Inc., First Bank System, Inc., Meridian, Products Corporation and Revlon Worldwide.

         Mr. Fellows (54) has been President and Chief Executive Officer of the Company and of Products Corporation since January 1997. He was President and Chief Operating Officer of the Company and Products Corporation from November 1995 until January 1997, and has been a Director of the Company since November 1995 and a Director of Products Corporation since 1994. Mr. Fellows was Senior Executive Vice President of the Company and of Products Corporation and President and Chief Operating Officer of the Company's Consumer Group from February 1993 to November 1995. From 1989 through January 1993, he was a senior executive officer of Mennen Corporation and then Colgate-Palmolive Company, which acquired Mennen Corporation in 1992. From 1986 to 1989 he was Senior Vice President of Holdings. Prior to 1986, he was President of Holdings' Domestic Beauty Group.

         Mr. Fox (40) has been Senior Executive Vice President and Chief Financial Officer of the Company and of Products Corporation since January 1997 and was Executive Vice President and Chief Financial Officer of the Company and of Products Corporation from their respective formations in 1992 until January 1997. Mr. Fox was elected as a Director of the Company in November 1995 and of Products Corporation in September 1994. He has been Executive Vice President and Chief Financial Officer of Holdings since November 1991 and prior to such time had been a Vice President of Holdings since 1987. He has been Senior Vice President of MacAndrews Holdings since August 1990. He was Vice President of MacAndrews Holdings from February 1987 to August 1990 and was Treasurer of MacAndrews Holdings from February 1987 to September 1992. Prior to February 1987, he was Vice President and Assistant Treasurer of MacAndrews Holdings. Mr. Fox joined MacAndrews & Forbes Group, Incorporated in 1983 as Assistant Controller prior to which time he was a certified public accountant at the international auditing firm of Coopers & Lybrand. Mr. Fox is a Director of The Hain Food Group, Inc., which files reports pursuant to the Exchange Act.

         Mr. Colomer (52) has been Executive Vice President of the Company and of Products Corporation since August 1993. Prior to August 1993, he served as President and General Manager of various of the Company's and Holdings' international subsidiaries. Mr. Colomer joined Holdings in 1979 when Henry Colomer, S.A., the haircare and cosmetics company that was founded by his father, was acquired by Holdings, and has held positions of increasing responsibility since that date.

         Mr. Dunbar (59) has been Senior Vice President, Human Resources of the Company and of Products Corporation since their respective formations in 1992. He was elected Senior Vice President, Human Resources of Holdings in July 1991. Mr. Dunbar was Vice President and General Manager of Arnold Menn and Associates, a career management consulting and executive outplacement firm, from 1989 to 1991 and Executive Vice President and Chief Human Resources Officer of Ryder System Inc., a highway transportation firm, from 1978 to 1989. Prior to that, Mr. Dunbar served in senior executive human resources positions at Xerox Corporation and Ford Motor Company.

         Ms. Dwyer (47) was elected as Senior Vice President of the Company and of Products Corporation in November 1996. Prior to that she served in various appointed officer positions for the Company and for Products Corporation, including President of Products Corporation's United States Cosmetics Unit from November 1995 to November 1996 and Executive Vice President and General Manager of Products Corporation's Mass Cosmetics Unit from June 1993 to November 1995. From 1991 to 1993, Ms. Dwyer was Executive Vice President and General Manager for Victoria Creations. Prior to 1991, she served in various senior positions for Avon Products Inc., Cosmair, Inc.
and Gillette.

         Mr. Nichols (54) has been Senior Vice President and General Counsel of the Company and of Products Corporation since their respective formations in 1992. He was elected Senior Vice President and General Counsel of Holdings in March 1992. He was Vice President and Secretary of Holdings from 1984 to 1992 and Secretary from 1981 to 1984. He joined Holdings in 1978. Mr. Nichols has been Vice President-Law of MacAndrews Holdings since 1988.

         Mr. Drapkin (48) has been a Director of the Company and of Products Corporation since their respective formations in 1992 and of Holdings since January 1992. He has been Vice Chairman of MacAndrews Holdings and various of its affiliates since March 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to March 1987. Mr. Drapkin is a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, Andrews Group, Coleman, Coleman Holdings, Coleman Worldwide, Cigar Holdings, Consolidated Cigar, Marvel, Marvel Holdings, Marvel Parent, Marvel III, Products Corporation, Revlon Worldwide, Toy Biz, and VIMRx Pharmaceuticals Inc. On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

         Dr. Feldberg (54) has been a Director of the Company since February 1997. Dr. Feldberg has been the Dean of Columbia University Business School for more than the past five years. Dr. Feldberg is a Director of the following corporations which file reports pursuant to the Exchange Act: Federated Department Stores, Inc., Paine Webber Group, Inc. (certain funds) and KIII Communications Corporation.

         Mr. Gittis (62) has been a Director of the Company and of Products Corporation since their respective formations in 1992 and of Holdings since 1985. He has been Vice Chairman of MacAndrews Holdings and various of its affiliates for more than five years. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Cal Fed, Cigar Holdings, Consolidated Cigar, FN Holdings, First Nationwide Parent, Mafco Consolidated, PCT, Pneumo Abex, Products Corporation, Revlon Worldwide, Jones Apparel Group, Inc., Loral Space & Communications Ltd. and Rutherford-Moran Oil Corporation.

         Dr. Kissinger (73) has been a Director of the Company since June 1996. Dr. Kissinger has been Chairman of the Board and Chief Executive Officer of Kissinger Associates, Inc., an international consulting firm since 1982. Dr. Kissinger is an Advisor to the Board of Directors of American Express Company, serves as Counselor to the Chase Manhattan Bank and is a member of its International Advisory Committee. He is Chairman of the International Advisory Board of American International Group, Inc. and is a Director of Continental Grain Company, Hollinger International Inc. and Freeport-McMoran, Inc., all of which file reports pursuant to the Exchange Act.

         Mr. Jordan (61) has been a Director of the Company since June 1996. Mr. Jordan is a Senior Partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld, LLP where he has practiced law since 1982. He is a Director of the following corporations which file reports pursuant to the Exchange Act: American Express Company, Bankers Trust Company, Bankers Trust New York Company, Corning Incorporated, Dow Jones & Company, Inc., J.C. Penney Company, Inc., Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation and Xerox Corporation. He is also trustee of the Ford Foundation and Howard University.

         Mr. Landau (67) has been a Director of the Company since June 1996. Mr. Landau has been a Senior Partner in the New York law firm of Lowenthal, Landau, Fischer & Bring, P.C. for more than the past five years. He has been a Director of Products Corporation since June 1992 and was a director of Holdings from 1989 until April 1993. Mr. Landau is a director of Offitbank Investment Fund, Inc., which files reports pursuant to the Exchange Act.

         Ms. Robinson (44) has been a Director of the Company since June 1996. Ms. Robinson has been Chairman and Chief Executive Officer of Robinson Lerer & Montgomery, LLC, a strategic communications consulting firm, since May 1996.
For more than five years prior to that she was Chairman and Chief Executive Officer of Robinson Lerer Sawyer Miller Group, or its predecessors. Ms. Robinson is a director of VIMRx Pharmaceuticals, Inc. which files reports pursuant to the Exchange Act, and is a trustee of New York University Medical Center.

         Mr. Semel (53) has been a Director of the Company since June 1996. Mr. Semel has been Chairman and Co-Executive Officer of the Warner Bros., Division of Time Warner Entertainment LP ("Warner Brothers") since March 1994 and of Warner Music Group since November 1995. For more than ten years prior to that he was President of Warner Brothers or its predecessor Warner Bros. Inc.

         Ms. Stewart (55) has been a Director of the Company since June 1996. Ms. Stewart is the Chairman of Martha Stewart Living Omnimedia LLC. She has been an author, founder of the magazine Martha Stewart Living, creator of a syndicated television series, a syndicated newspaper column and a catalog company and a lifestyle consultant and lecturer for more than the past five years.

BOARD OF DIRECTORS AND ITS COMMITTEES

         The Board of Directors has an Executive Committee, an Audit Committee and a Compensation and Stock Plan Committee (the "Compensation Committee").

         The Executive Committee consists of Messrs. Perelman, Gittis and Levin. The Executive Committee may exercise all of the powers and authority of the Board, except as otherwise provided under the Delaware General Corporation Law ("DGCL"). The Audit Committee, consisting of Messrs. Landau and Ms. Robinson and, effective February 13, 1997, Dr. Feldberg, makes recommendations to the Board of Directors regarding the engagement of the Company's independent auditors, reviews the plan, scope and results of the audit, reviews with the auditors and management the Company's policies and procedures with respect to internal accounting and financial controls, changes in accounting policy and the scope of the non-audit services which may be performed by the Company's independent auditors, among other things. The Audit Committee also monitors policies to prohibit unethical, questionable or illegal activities by the Company's employees. The Compensation Committee, consisting of Messrs. Gittis and Drapkin and effective June 5, 1996, Mr. Semel, makes recommendations to the Board regarding compensation and incentive arrangements (including performance-based arrangements) for the Chief Executive Officer, other Executive Officers, officers and other key managerial employees of the Company. The Compensation Committee also considers and recommends awards of stock options to purchase shares of Common Stock pursuant to the Revlon, Inc. 1996 Stock Plan (the "Stock Plan") and administers the Stock Plan.

         During 1996, the Board of Directors held four meetings and acted two times by unanimous written consent of all members thereof in accordance with the Company's By-Laws and the DGCL, and the Executive Committee acted two times by unanimous written consent of all members thereof in accordance with the Company's By-Laws and the DGCL. The Audit Committee held two meetings in 1996. During 1996, the Compensation Committee acted five times by unanimous written consent of all members thereof in accordance with the Company's By-Laws and the DGCL. During 1996, all Directors attended 75% or more of the meetings of the Board of Directors and of the Committees of which they were members.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the four most highly paid executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of December 31, 1996, for services rendered in all capacities to the Company and its subsidiaries during such periods.

                                            SUMMARY COMPENSATION TABLE

        ------------------------------- --------- --------------------------------------- ------------ -------------
                                                                                           LONG-TERM
                                                         ANNUAL COMPENSATION (A)          COMPENSATION
                                                  ------------- ------------- -----------   AWARDS
                                                                                          ------------

                                                                                 OTHER    SECURITIES
                                                                                 ANNUAL     UNDER-      ALL OTHER
                   NAME AND                                                     COMPEN-      LYING       COMPEN-
              PRINCIPAL POSITION          YEAR       SALARY        BONUS         SATION     OPTIONS       SATION
                                                       ($)           ($)          ($)                      ($)
        ------------------------------- --------- ------------- ------------- ----------- ------------ -------------
        Jerry W. Levin (b)              1996         1,500,000     1,500,000      93,801    170,000         307,213
        Chairman of the Board           1995         1,450,000     1,450,000      42,651       0            308,002
                                        1994         1,300,000     1,300,000      39,184       0            540,177

        ------------------------------- --------- ------------- ------------- ----------- ------------ -------------
        George Fellows (c)              1996         1,025,000       870,000      15,242    120,000           4,500
        President and Chief Executive   1995           841,667       531,700      68,559       0              4,500
        Officer                         1994           745,833       449,200      11,625       0            104,500

        ------------------------------- --------- ------------- ------------- ----------- ------------ -------------
        William J. Fox (d)              1996           750,000       598,600      50,143    50,000           56,290
        Senior Executive Vice           1995           660,000       455,000      54,731       0             56,290
        President and Chief Financial   1994           601,333       329,900      59,143       0             56,290
        Officer

        ------------------------------- --------- ------------- ------------- ----------- ------------ -------------
        Carlos Colomer                  1996           700,000       192,600  ----------    37,000       ----------
        Executive Vice President        1995           600,000       135,200  ----------       0         ----------
                                        1994           550,000       280,200  ----------       0         ----------

        ------------------------------- --------- ------------- ------------- ----------- ------------ -------------
        M. Katherine Dwyer (e)          1996           500,000       326,100      90,029    45,000            4,500
        Senior Vice President
        ------------------------------- --------- ------------- ------------- ----------- ------------ -------------

(a) The amounts shown in Annual Compensation for 1996, 1995 and 1994 reflect salary and bonus and other annual compensation awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. The Company has a bonus plan (the "Executive Bonus Plan") in which executives participate (including the Chief Executive Officer and the other Named Executive Officers). The Executive Bonus Plan provides for payment of cash compensation upon the achievement of predetermined individual and corporate performance goals during the calendar year (with the opportunity for higher awards based upon overachievement of such goals but in no event higher than 100%).

(b) Mr. Levin was Chief Executive Officer of the Company during 1994, 1995 and 1996. The amount shown for Mr. Levin under Other Annual Compensation for 1996 includes $26,400 in respect of personal use of a Company provided automobile and payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Levin under All Other

       Compensation for 1996 reflects $302,713 in respect of life insurance premiums and $4,500 in respect of matching contributions under the Revlon Employees' Savings and Investment Plan (the "401(k) Plan"). The amount shown for Mr. Levin under Other Annual Compensation for 1995 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Levin under All Other Compensation for 1995 reflects $303,502 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan. The amount shown for Mr. Levin under Other Annual Compensation for 1994 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amounts shown for Mr. Levin under All Other Compensation for 1994 reflect payments in respect of life insurance premiums and certain relocation expenses and matching contributions under the 401(k) Plan. In connection with such relocation, the Company purchased for face value a $525,000 purchase money note made by the purchaser of Mr. Levin's home secured by a mortgage on such home.

(c) Mr. Fellows became Chief Executive Officer of the Company in January 1997. The amount shown for Mr. Fellows under Other Annual Compensation for 1996 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fellows under All Other Compensation for 1996 reflects matching contributions under the 401(k) Plan. The amount shown for Mr. Fellows under Other Annual Compensation for 1995 includes $43,251 in respect of membership fees and related expenses for personal use of a health and country club and $9,458 in respect of gross up for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown for Mr. Fellows under All Other Compensation for 1995 reflects matching contributions under the 401(k) Plan. The amount shown for Mr. Fellows under Other Annual Compensation for 1994 reflects payments in respect of gross up for taxes on imputed income arising out of personal use of a Company-provided automobile. The amounts shown for Mr. Fellows under All Other Compensation for 1994 reflect matching contributions under the 401(k) Plan and reimbursement for long-term compensation and other benefits under plans of his prior employer, which Mr. Fellows forfeited by accepting employment with the Company.

(d) Mr. Fox became Senior Executive Vice President of the Company in January 1997. The amount shown for Mr. Fox under Other Annual Compensation for 1996 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fox under All Other Compensation for 1996 reflects $51,790 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan. The amount shown for Mr. Fox under Other Annual Compensation for 1995 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance. The amount shown for Mr. Fox under All Other Compensation for 1995 reflects $51,790 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan. The amount shown for Mr. Fox under Other Annual Compensation for 1994 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed by the Company in respect of life insurance for Mr. Fox. The amounts shown for Mr. Fox under All Other Compensation for 1994 reflect payments in respect of life insurance premiums and matching contributions under the 401(k) Plan.

(e) Ms. Dwyer became an executive officer of the Company on December 17, 1996. The amount shown for Ms. Dwyer under Other Annual Compensation for 1996 reflects $57,264 in expense reimbursements and payments in respect of gross up for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown for Ms. Dwyer under All Other Compensation for 1996 reflects matching contributions under the 401(k) Plan.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

     During 1996, the following grants of stock options were made pursuant to the Stock Plan to the executive officers named in the Summary Compensation
Table:

            ----------------------------------------------------------------------------------- --------------

                                   							     	  Grant Date
                                  						  		     Value
                                               Individual Grants (a)                                  (b)
            ----------------------------------------------------------------------------------- --------------

                                                          Percent
                                                         of Total
                                                          Options
                                            Number of     Granted
                                           Securities     To           Exercise                  Grant Date
                                           Underlying    Employees     Of Base                     Present
                                             Option      In Fiscal      Price                      Value $
                         Name             Granted (#)      Year        ($/Sh)      Expiration
                                                                                      Date
            ----------------------------- ------------- ------------ ------------ ------------- --------------
            Jerry W. Levin
            Chairman (c)                       170,000          17%        24.00       2/28/06     1,885,079
            ----------------------------- ------------- ------------ ------------ ------------- --------------
            George Fellows
            President and Chief                120,000          12%        24.00       2/28/06     1,330,644
            Executive Officer (c)
            ----------------------------- ------------- ------------ ------------ ------------- --------------
            William J. Fox
            Senior Executive Vice
            President and Chief                 50,000           5%        24.00       2/28/06      554,435
            Financial Officer (c)
            ----------------------------- ------------- ------------ ------------ ------------- --------------
            Carlos Colomer
            Executive Vice President            37,000           4%        24.00       2/28/06      410,282
            ----------------------------- ------------- ------------ ------------ ------------- --------------
            M. Katherine Dwyer
            Senior Vice President               45,000           5%        24.00       2/28/06      498,992
            ----------------------------- ------------- ------------ ------------ ------------- --------------

         (a) Prior to the consummation of the Offering, the Board of Directors made initial grants under the Stock Plan of non-qualified options having a term of 10 years to purchase shares of Class A Common Stock at an exercise price equal to the initial public offering price. The grants to Messrs. Levin, Fellows, Fox and Colomer and Ms. Dwyer will not vest as to any portion until the third anniversary of the grant date and will thereupon become 100% vested, except that upon termination of employment by the Company other than for "cause", death or "disability" under the applicable employment agreement, such options will vest with respect to 50% of the shares subject thereto (if the termination is between the second and third anniversaries of the grant).

         (b) Present values were calculated using the Black-Scholes option pricing model. The model as applied used the grant date of February 29, 1996 and the exercise price per share specified in the table above was equal to the fair market value per share of Common Stock on the date of grant. The model also assumes (i) risk-free rate of return of 5.99% which was the rate as of the grant date for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the option, (ii) stock price volatility of .31 based upon the peer group average, (iii) a constant dividend rate of zero percent and (iv) that the options normally would be exercised on the final day of the seventh year after grant. No discount from the theoretical value was taken to reflect the waiting period, if any, prior to vesting of the stock options, the restrictions on the transfer of the stock options and the likelihood that the stock options will be exercised in advance of the final day of their term.

       (c) Mr. Levin served as Chief Executive Officer during 1996. Mr. Fellows was elected Chief Executive Officer in January 1997. Mr. Fox was elected Senior Executive Vice President in January 1997.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 1996 and the 1996 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

      --------------------------- --------------- ------------ -------------------------- -------------------------

                                                                 Number of Securities       Value of Unexercised
                                                                Underlying Unexercised    In-The-Money Options At
                                                                   Options At Fiscal        Fiscal Year-End ($)
                                      Shares         Value           Year-End (#)               Exercisable/
                                   Acquired on     Realized          Exercisable/              Unexercisable
                 Name              Exercise (#)       ($)            Unexercisable                  (a)
      --------------------------- --------------- ------------ -------------------------- -------------------------
      Jerry W. Levin
      Chairman (b)
                                        0              0              0 / 170,000               0 / 998,750
      --------------------------- --------------- ------------ -------------------------- -------------------------
      George  Fellows
      President and
      Chief Executive Officer           0              0              0 / 120,000               0 / 705,000
      (b)
      --------------------------- --------------- ------------ -------------------------- -------------------------
      William J. Fox
      Senior Executive Vice
      President and
      Chief Financial Officer           0              0              0 / 50,000                0 / 293,750
      (b)
      --------------------------- --------------- ------------ -------------------------- -------------------------
      Carlos Colomer
      Executive Vice President          0              0              0 / 37,000                0 / 217,375
      --------------------------- --------------- ------------ -------------------------- -------------------------
      M. Katherine Dwyer
      Senior Vice President             0              0              0 / 45,000                0 / 264,375
      --------------------------- --------------- ------------ -------------------------- -------------------------

      (a) Amounts shown represent the market value of the underlying shares of Class A Common Stock at year-end calculated using the December 31, 1996 New York Stock Exchange (the "NYSE") closing price per share of Class A Common Stock of $29.875 minus the exercise price of the stock option. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of shares of Common Stock exceeds the exercise price per share when the stock options are exercised. The actual value realized may be greater or less than the value shown in the table.

       (b) Mr. Levin served as Chief Executive Officer during 1996. Mr. Fellows was elected Chief Executive Officer in January 1997. Mr. Fox was elected Senior Executive Vice President in January 1997.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Each of the Named Executive Officers has entered into an Executive Employment Agreement with the Company's wholly owned subsidiary, Products Corporation (except in the case of Mr. Colomer, who has entered into an Executive Employment Agreement with a subsidiary of Products Corporation), which became effective upon consummation of the Offering, providing for their continued employment. At any time on or after the second anniversary of the effective date of the relevant Executive Employment Agreement, the Company may terminate the term by 12 months prior notice of non-renewal. The agreements provide for base salary of not less than $1,500,000, $1,650,000 and $1,800,000 during 1996, 1997 and 1998 and thereafter, respectively, in the case of Mr. Levin, and not less than $1,000,000, $750,000, $700,000 and $500,000 (or any greater amount to which such base salary amounts may be increased) in the case of Messrs. Fellows, Fox and Colomer and Ms. Dwyer, respectively, participation in the Executive Bonus Plan, continuation of life insurance and executive medical insurance coverage in the event of permanent disability, the provision of post-retirement life insurance coverage in the amount of two times base salary in certain circumstances, and participation in other executive benefit plans on a basis equivalent to senior executives of the

 Company generally. The agreements with Messrs. Fellows and Colomer and Ms. Dwyer provide for Company-paid supplemental term life insurance during employment in the amount of three times base salary, while the agreements with Messrs. Levin and Fox provide that, in lieu of any participation in Company-paid pre-retirement life insurance coverage, Products Corporation will pay premiums and gross up for taxes thereon in respect of, in the case of Mr. Levin, whole life insurance policies on his life in the amount of $14,100,000 under a split dollar arrangement pursuant to which Products Corporation would be repaid the amount of premiums it paid up to the cash surrender value of the policies from insurance proceeds payable under the policies and, in the case of Mr. Fox, a whole life insurance policy on his life in the amount of $5,000,000 under an arrangement providing for all insurance proceeds to be paid to the designated beneficiary under such policy. The agreements also require that management recommend to the Compensation Committee that Messrs. Levin, Fellows, Fox and Colomer and Ms. Dwyer be granted options to purchase 170,000, 120,000, 50,000, 37,000, and 45,000 (in first year and 30,000 thereafter) shares of Class A Common Stock, respectively, each year during the term of the relevant Executive Employment Agreement. The agreements provide that in the event of termination of the term of the relevant Executive Employment Agreement by Products Corporation otherwise than for "good reason" as defined in the Executive Severance Policy or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, the executive would be entitled to severance pursuant to the Executive Severance Policy as in effect on January 1, 1996 (see -"Executive Severance Policy"). In addition, the employment agreement with Mr. Fellows provides that if he remains continuously employed with Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $500,000. Upon any earlier retirement with Products Corporation's consent or any earlier termination of employment by Products Corporation otherwise than for "good reason" (as defined in the Executive Severance Policy), Mr. Fellows will be entitled to a reduced annual payment in an amount equal to the product of multiplying $28,540 by the number of anniversaries, as of the date of retirement or termination, of Mr. Fellows' fifty-third birthday (but in no event more than would have been payable to Mr. Fellows under the foregoing provision had he retired at age 60). In each case, Products Corporation reserves the right to treat Mr. Fellows as having deferred payment of pension for purposes of computing such supplemental payments.

         As of December 31, 1996, 1995, and 1994, Mr. Colomer had a loan outstanding from the Company's subsidiary in Spain in the amount of 25.0 million Spanish pesetas (approximately $205,000 U.S. dollar equivalent as of December 31, 1996) dating from 1991 pursuant to a management retention program grandfathered under a 1992 change in the Spanish tax law which currently covers certain executives of such subsidiary, including Mr. Colomer. Pursuant to this management retention program, outstanding loans do not bear interest but an amount equal to the one-year government bond interest rate in effect at the beginning of the year is deducted from the executives' annual compensation, and loans must be repaid in full upon termination of employment. The amount deducted from Mr. Colomer's compensation was 2.15 million Spanish pesetas (approximately $16,988 U.S. dollar equivalent as of December 31, 1996) for 1996; 2.25 million Spanish pesetas (approximately $18,097 U.S. dollar equivalent as of December 31, 1995) for 1995 and 2.25 million Spanish pesetas (approximately $17,094 U.S. dollar equivalent as of December 31, 1994) for 1994.

 EXECUTIVE SEVERANCE POLICY

         Products Corporation's Executive Severance Policy, as amended effective January 1, 1996, provides that upon termination of employment of eligible executive employees, including the Named Executive Officers, other than voluntary resignation, retirement or termination by Products Corporation for good reason, in consideration for the execution of a release and confidentiality agreement and the Company's standard Employee Agreement as to Confidentiality and Non-Competition (the "Non-Competition Agreement"), the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period, not to exceed six months' base salary). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth therein, Messrs. Levin, Fellows, Colomer and Fox and Ms. Dwyer would be entitled to severance pay equal to two years of base salary at the rate in effect on the date of employment termination plus continued participation in the medical and dental plans for two years on the same terms as active employees.

DEFINED BENEFIT PLANS

         The following table shows the estimated annual retirement benefits payable (as of December 31, 1996) at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, under the Revlon Employees' Retirement Plan (the "Retirement Plan"), including amounts attributable to the Pension Equalization Plan, each as described below:

  HIGHEST CONSECUTIVE
   FIVE-YEAR AVERAGE
      COMPENSATION         ESTIMATED ANNUAL STRAIGHT LIFE BENEFITS AT RETIREMENT
DURING FINAL TEN YEARS          WITH INDICATED YEARS OF CREDITED SERVICE (A)
----------------------  ----------------------------------------------------------
                             15          20          25          30          35
                        ----------  ----------  ----------  ----------  ----------
        $600,000          $152,022    $202,696    $253,370    $304,044    $304,044
         700,000           178,022     237,363     296,703     356,044     356,044
         800,000           204,022     272,029     340,037     408,044     408,044
         900,000           230,022     306,696     383,370     460,044     460,044
       1,000,000           256,022     341,363     426,703     500,000     500,000
       1,100,000           282,022     376,029     470,037     500,000     500,000
       1,200,000           308,022     410,696     500,000     500,000     500,000
       1,300,000           334,022     445,363     500,000     500,000     500,000
       1,400,000           360,022     480,029     500,000     500,000     500,000
       1,500,000           386,022     500,000     500,000     500,000     500,000
       2,000,000           500,000     500,000     500,000     500,000     500,000
       2,500,000           500,000     500,000     500,000     500,000     500,000


         (a) The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a life annuity.

         The Retirement Plan is intended to be a tax qualified defined benefit plan. Retirement Plan benefits are a function of service and final average compensation. The Retirement Plan is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service only includes all periods of employment with the Company or a subsidiary prior to retirement. The base salaries and bonuses of each of the Named Executive Officers are set forth in the Summary Compensation Table under columns entitled "Salary" and "Bonus," respectively.

         The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended effective January 1, 1996, is a non-qualified benefit arrangement designed to provide for the payment by the Company of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her Non-Competition Agreement and, in any case, on the participant not competing with Products Corporation for one year after termination of employment.

         The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 1997 for Mr. Levin is seven years (which includes credit for service with MacAndrews Holdings), for Mr.

Fellows is eight years (which includes credit for prior service with Holdings), for Mr. Fox is 13 years (which includes credit for service with MacAndrews Holdings) and for Ms. Dwyer is 3 years. Mr. Colomer does not participate in the Retirement Plan or the Pension Equalization Plan. Mr. Colomer participates in the Revlon Foreign Service Employees Pension Plan (the "Foreign Pension Plan"). The Foreign Pension Plan is a non-qualified defined benefit plan. The plan is designed to provide an employee with 2% of final average salary for each year of credited service, up to a maximum of 30 years, reduced by the sum of all other Company provided retirement benefits and social security or other government provided retirement benefits. Credited service includes all periods of employment with the Company or a subsidiary prior to retirement. Final average salary is defined as average annual base salary during the five consecutive calendar years in which base salary was highest out of the last 10 years prior to retirement. The normal form of payment under the Foreign Pension Plan is a life annuity. Mr. Colomer's credited service as of January 1, 1997 under the Foreign Pension Plan is 17 years (which includes credit for service with Holdings).

COMPENSATION OF DIRECTORS

         Directors who currently are not receiving compensation as officers or employees of the Company or any of its affiliates are paid an annual retainer fee of $25,000, payable in monthly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company conducts its business through Products Corporation and Products Corporation's subsidiaries. For 1996, the Company's executive officers were compensated by Products Corporation for services rendered to the Company and its subsidiaries, participated in benefit plans sponsored by Products Corporation and did not receive compensation from the Company other than grants of options under the Stock Plan. The Compensation Committee (made up of Messrs. Gittis and Drapkin effective February 22, 1996 and Mr. Semel effective June 6,
1996) determined compensation of executive officers of the Company from and after the Offering.

         During 1996, the Company has used an airplane which was owned by a corporation of which Messrs. Gittis, Drapkin and Levin were the sole stockholders. As of December 31, 1996, Mr. Levin no longer holds an ownership interest in the corporation that owns the airplane. See "Certain Relationships and Related Transactions - Other."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 1, 1996, the number of shares of Common Stock beneficially owned, and the percent so owned, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common stock, (ii) each director of the Company who is a beneficial owner of any shares of Common Stock, (iii) the chief executive officer and each of the four most highly compensated executive officers of the Company during 1996 and (iv) all directors and executive officers of the Company as a group. The number of shares owned are those beneficially owned, as determined under the rules of the Securities and Exchange Commission (the "SEC"), and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.


                                      34

NAME AND ADDRESS                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                    PERCENT OF CLASS
-------------------                         --------------------                    ----------------
Ronald O. Perelman                          11,250,000 (Class A) (1)                56.6%
    35 E. 62nd St.                          31,250,000 (Class B) (1)                100%
    New York, NY  10021
Carlos Colomer                              0
Donald Drapkin                              12,000 (Class A) (2)                    *
M. Katherine Dwyer                          3,000 (Class A)                         *
Meyer Feldberg                              0
George Fellows                              10,000 (Class A)                        *
William J. Fox                              10,000 (Class A) (3)                    *
Howard Gittis                               15,000 (Class A)                        *
Vernon E. Jordan                            0
Henry A. Kissinger                          0                                       *
Edward J. Landau                            0
Jerry W. Levin                              26,000 (Class A) (4)                    *
Linda Gosden Robinson                       0                                       *
Terry Semel                                 5,000 (Class A) (5)                     *
Martha Stewart                              0
------------
All Nominees and Executive Officers as a
Group (18 Persons) (6)                      11,352,250 (Class A)                    57.1%
                                            31,250,000 (Class B)                    100%

------------
*   Less than one percent

(1) Mr. Perelman through Mafco Holdings Inc. (which through Revlon Worldwide) beneficially owns 11,250,000 shares of Class A Common Stock (representing 56.6% of the outstanding shares of Class A Common Stock) and all of the outstanding 31,250,000 shares of Class B Common Stock, which together represent 83.1% of the outstanding shares of Common Stock and has approximately 97.4% of the combined voting power of the outstanding shares of Common Stock. All of the shares of Common Stock owned by Revlon Worldwide are pledged by Revlon Worldwide to secure its obligations under certain indebtedness, and shares of intermediate holding companies are or may from time to time be pledged to secure obligations of Mafco Holdings Inc. or its affiliates.

(2) All of such shares are held by trusts for Mr. Drapkin's children and beneficial ownership is disclaimed.

(3) Includes 5,800 shares owned by Mr. Fox's wife and 4,200 shares owned by his children as to which beneficial ownership is disclaimed.

(4) Includes 1,000 shares owned by Mr. Levin's daughter as to which beneficial ownership is disclaimed.

(5) Includes 2,000 shares owned by Mr. Semel's children as to which beneficial ownership is disclaimed.

(6) Includes 16,500 shares owned by executive officers not listed in the table as to which beneficial ownership is disclaimed for 2,350 shares. Also includes 4,750 shares which may be acquired under options which vest on February 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Through Revlon Worldwide, MacAndrews & Forbes beneficially owns shares of Common Stock having approximately 97.4% of the combined voting power of the outstanding shares of Common Stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of the Company and control the vote on all matters submitted to a vote of the Company's stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, who is Chairman of the Executive Committee of the Board and a Director of the Company.

TRANSFER AGREEMENTS

         In June 1992, the Company and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and the Company and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements on June 24, 1992, Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Holdings retained certain small brands that historically had not been profitable ("Retained Brands"). Holdings agreed to indemnify the Company and Products Corporation against losses arising from the Excluded Liabilities, and the Company and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1996 was $1.4 million.

BENEFIT PLANS ASSUMPTION AGREEMENT

         Holdings, Products Corporation and the Company entered into a benefit plans assumption agreement dated as of July 1, 1992 pursuant to which Products Corporation assumed all rights, liabilities and obligations under all of Holdings' benefit plans, arrangements and agreements, including obligations under the Revlon Employees' Retirement Plan and the Revlon Employees' Savings and Investment Plan. Products Corporation was substituted for Holdings as sponsor of all such plans theretofore sponsored by Holdings.

OPERATING SERVICES AGREEMENT

         In June 1992, the Company, Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation manufactures, markets, distributes, warehouses and administers, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation is reimbursed an amount equal to all of its and the Company's direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amount reimbursed by Holdings to the Company for such direct and indirect costs for 1996 was $5.1 million. Holdings also pays Products Corporation a fee equal to 5% of the net sales of the Retained Brands, payable quarterly. The fees paid by Holdings to Products Corporation pursuant to the Operating Services Agreement for services with respect to the Retained Brands for 1996 was approximately $.6 million

REIMBURSEMENT AGREEMENTS

         The Company, Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide certain professional and administrative services, including employees, to the Company and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of the Company and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. In addition, in connection with certain insurance coverage provided by MacAndrews Holdings, Products Corporation obtained letters of credit under the standby letter of credit facility (which aggregated approximately $26.4 million as of December 31, 1996) to support certain self-funded risks of MacAndrews Holdings and its affiliates, including the Company, associated with such insurance coverage. The costs of such letters of credit are allocated among, and paid by, the affiliates of MacAndrews Holdings, including the Company, which participate in the insurance coverage to which the letters of credit relate. The Company expects that these self-funded risks will be paid in the ordinary course and, therefore, it is unlikely that such letters of credit will be drawn upon. MacAndrews Holdings has agreed to indemnify the Company to the extent amounts are drawn under any of such letters of credit with respect to claims for which the Company is not responsible. The net amount reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1996 was $2.2 million. Each of the Company and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         The Company, for federal income tax purposes, is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss is included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, the Company and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, the Company will pay to Holdings amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by the Company if and to the extent Products Corporation is prohibited under the Credit Agreement from making cash tax sharing payments to the Company. The Credit Agreement prohibits Products Corporation from making such cash tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by the Company under the Tax Sharing Agreement will be determined by the amount of taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by the

Company against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments by the Company pursuant to the Tax Sharing Agreement for 1996.

FINANCING REIMBURSEMENT AGREEMENT

         Holdings and Products Corporation entered into a financing reimbursement agreement (the "Financing Reimbursement Agreement") in 1992 pursuant to which Holdings agreed to reimburse Products Corporation for Holdings' allocable portion of (i) the debt issuance cost and advisory fees related to the capital restructuring of Holdings and (ii) interest expense attributable to the higher cost of funds paid by Products Corporation under the credit agreement in effect at that time as a result of additional borrowings for the benefit of Holdings in connection with the assumption of certain liabilities by Products Corporation under the Asset Transfer Agreement and the repurchase of Old Senior Subordinated Notes from affiliates. In February 1995, the Financing Reimbursement Agreement was amended and extended to provide that Holdings would reimburse Products Corporation for a portion of the debt issuance costs and advisory fees related to the Former Credit Agreement and 1 1/2 % per annum of the average balance outstanding under the Former Credit Agreement and the average balance outstanding under working capital borrowings from affiliates through June 30, 1996 and such amounts were evidenced by a noninterest-bearing promissory note payable on June 30, 1996. In June 1996, $10.9 million in notes due to Products Corporation, which included $2.0 million of interest reimbursement in 1996, under the Financing Reimbursement Agreement from Holdings was offset against a $11.7 million demand note payable by Products Corporation to Holdings. The Financing Reimbursement Agreement expired on June 30, 1996.

REGISTRATION RIGHTS AGREEMENT

         Prior to the consummation of the Offering, the Company and Revlon Worldwide, the direct parent of the Company entered into the Registration Rights Agreement pursuant to which Revlon Worldwide and certain transferees of Common Stock held by Revlon Worldwide (the "Holders") have the right to require the Company to register all or part of the Class A Common Stock owned by such Holders and the Class A Common Stock issuable upon conversion of the Class B Common Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that the Company may postpone giving effect to a Demand Registration up to a period of 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders have the right to participate in registrations by the Company of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. The Company will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leases to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent are not to exceed $2.0 million per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation is responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 million (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1996 Products Corporation rented a portion of the administration building located at the Edison facility and space for a retail store of the Company. Products Corporation provides certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation pays on behalf of Holdings costs associated with the Edison facility and is reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. The net amount reimbursed by Holdings to Products Corporation for such costs with respect to the Edison facility for 1996 was $1.1 million.

         Effective January 1, 1996, Products Corporation acquired from Holdings substantially all of the assets of Tarlow in consideration for the assumption of substantially all of the liabilities and obligations of Tarlow. Net liabilities assumed were approximately $3.4 million. Products Corporation paid $4.1 million to Holdings which was accounted for as an increase in capital deficiency. A nationally recognized investment banking firm rendered its written opinion that the terms of the purchase are fair from a financial standpoint to Products Corporation.

         During 1996, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases including space at Products Corporation's New York headquarters and at Products Corporation's offices in London and Tokyo. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 1996 was $4.6 million.

         The Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, (i) the capital stock and certain assets of certain subsidiaries of Holdings and (ii) a mortgage on Holdings' Edison, New Jersey facility.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1996. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facility in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1996 was $0.5 million.

         In November 1993, Products Corporation assigned to Holdings a lease for warehouse space in New Jersey (the "N.J. Warehouse") between Products Corporation and a trust established for the benefit of certain family members of the Chairman of the Executive Committee. The N.J. Warehouse had become vacant as a result of divestitures and restructuring of Products Corporation. The lease has annual lease payments of approximately $2.3 million and terminates on June 30, 2005. In consideration for Holdings assuming all liabilities and obligations under the lease, Products Corporation paid
Holdings $7.5 million (for which a liability was previously recorded) in three installments of $2.5 million each in January 1994, January 1995 and January 1996. A nationally recognized investment banking firm rendered its written opinion that the terms of the lease transfer were fair from a financial standpoint to Products Corporation. During 1996, Products Corporation paid
$0.2 million associated with the N.J. Warehouse on behalf of Holdings and was reimbursed by Holdings for such amount.

         During 1996, the Company used an airplane which was owned by a corporation of which Messrs. Gittis, Drapkin and Levin were the sole stockholders. In 1996, the Company paid approximately $0.2 million for the usage of the airplane. As of December 31, 1996, Mr. Levin no longer holds an ownership interest in the corporation that owned the airplane.

         Consolidated Cigar, an affiliate of the Company, assembles lipstick cases for Products Corporation. Products Corporation paid approximately $1.0 million for such services in 1996.

         In the fourth quarter of 1996, Products Corporation and certain of its subsidiaries purchased an inactive subsidiary from an affiliate for net cash consideration of approximately $3.0 million in a series of transactions in which the Company expects to realize certain tax benefits in future years.

         The law firm of which Mr. Jordan is a senior partner provided legal services to the Company and its subsidiaries during 1996 and it is anticipated that it will provide legal services to the Company and its subsidiaries during 1997.

         The Company believes that the terms of the foregoing transactions are at least as favorable to the Company or Products Corporation, as applicable, as those that could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

       (1) Consolidated Financial Statements and Independent Auditors' Report included herein:
              See Index on page F-1

       (2)    Financial Statement Schedule:
              See Index on page F-1

              All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.

       (3)    List of Exhibits:

EXHIBIT NO.                                                  DESCRIPTION
-----------                                                  -----------
 3.               CERTIFICATE OF INCORPORATION AND BY-LAWS.
 3.1              Amended and Restated Certificate of Incorporation of Revlon, Inc. dated March 4, 1996.
                  (Incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 of Revlon, Inc. (the "Revlon 1996 First Quarter 10-Q")).
*3.2              Amended and Restated By-Laws of Revlon, Inc. dated January 30, 1997.
 4.               INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING INDENTURES.
 4.1              Indenture, dated as of July 15, 1980, between Holdings and The Chase Manhattan Bank, N.A., as
                  Trustee, relating to the 10 7/8 % Sinking Fund Debentures due
                  2010 (the "Debentures Indenture"). (Incorporated by reference to Exhibit 4.1 to the Form S-1 of Revlon, Inc. filed with the
                  Securities and Exchange Commission on May 22, 1992, File No.
                  33-47100 (the "Revlon 1992 Form S-1")).
 4.2              First Supplemental Indenture, dated as of August 15, 1986, to the Debentures Indenture.
                  (Incorporated by reference to Exhibit 4.2 to the Revlon 1992 Form S-1).
 4.3              Instrument of Appointment and Acceptance of Successor Trustee and Appointment of Agent dated as of November 19, 1987, to appoint First National Bank of Minneapolis, as Trustee, relating to the
                  Debentures Indenture. (Incorporated by reference to Exhibit 4.3 to the Revlon 1992 Form S-1).
 4.4              Second Supplemental Indenture, dated as of June 24, 1992, among Holdings, Revlon, Inc. and First
                  National Bank of Minneapolis, as Trustee, to the Debentures Indenture. (Incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Revlon Form S-1 filed with the Securities and
                  Exchange Commission on June 29, 1992, File No. 33-47100 (the "Revlon 1992 Amendment No. 1")).
 4.5              Third Supplemental Indenture, dated as of June 24, 1992, among Revlon, Inc., Products Corporation and First National Bank of Minneapolis, as Trustee, to the Debentures Indenture. (Incorporated by
                  reference to Exhibit 4.5 to the Revlon 1992 Amendment No. 1).
 4.6              Indenture, dated as of February 15, 1993, between Products Corporation and The Bank of New York, as Trustee, relating to Products Corporation's 10 1/2% Series B Senior Subordinated Notes Due
                  2003. (Incorporated by reference to Exhibit 4.31 to the Registration Statement on Form S-1 of
                  Products Corporation filed with the Securities and Exchange Commission on March 17, 1993, File
                  No. 33-59650).


EXHIBIT NO.                                                  DESCRIPTION
-----------                                                  -----------
 4.7              Indenture, dated as of April 1, 1993, between Products Corporation and NationsBank of Georgia,
                  National Association, as Trustee, relating to the Products Corporation's 9 3/8 % Senior Notes Due
                  2001 and Products Corporation's 9 3/8 % Series B Senior Notes Due 2001. (Incorporated by
                  reference to Exhibit 4.28 to the Amendment No. 1 to the Registration Statement on Form S-1 of
                  Products Corporation as filed with the Securities and Exchange Commission on April 13, 1993, File
                  No. 33-59650).
 4.8              Indenture dated as of June 1, 1993, between Products Corporation and NationsBank of Georgia,
                  National Association, as Trustee, relating to Products Corporation's 91/2% Senior Notes Due 1999.
                  (Incorporated by reference to Exhibit 4.31 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 of Products Corporation).
 4.9              Financing Reimbursement Agreement by and between Holdings and Products Corporation dated February
                  28, 1995. (Incorporated by reference to Exhibit 4.30 to the Annual Report on Form 10-K for the
                  year ended December 31, 1994 of Products Corporation (the "Products Corporation 1994 10-K")).
*4.10             Amendment to the Financing Reimbursement Agreement by and between Holdings and Products
                  Corporation dated May 3, 1996.
 4.11             Second Amended and Restated Credit Agreement dated as of December 22, 1994, between Pacific
                  Finance & Development Corp. and the Long-Term Credit Bank of Japan, Ltd. (the "Yen Credit
                  Agreement") (Incorporated by reference to Exhibit 4.32 to the Products Corporation 1994 10-K).
 4.12             Credit Agreement, dated as of February 28, 1995 among Products Corporation, Chemical Bank,
                  Citibank N.A. and the lenders party thereto (the "Former Credit Agreement"). (Incorporated by reference to Exhibit 4.33 to the Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1995 of Products Corporation (the "Products Corporation First Quarter 10-Q")).
 4.13             First Amendment, dated as of February 28, 1995, with respect to the Former Credit Agreement. (Incorporated by reference to
                  Exhibit 4.34 to the Products Corporation First Quarter 10-Q).
 4.14             Second Amendment, dated as of February 28, 1995, with respect to the Former Credit Agreement.
                  (Incorporated by reference to Exhibit 4.35 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 of Products Corporation).
 4.15             Third Amendment, dated as of October 30, 1995, with respect to the Former Credit Agreement.
                  (Incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-1 of Revlon,
                  Inc. filed with the Securities and Exchange Commission on November 17, 1995 (File No. 33-99558)
                  (the "Revlon 1995 Form S-1").)
 4.16             Amended and Restated Credit Agreement, dated as of January 24, 1996, among Products Corporation,
                  Chemical Bank, Citibank N.A., Chemical Securities Inc. and the lenders party thereto.
                  (Incorporated by reference to Exhibit 4.18 to the Amendment No. 3 to the Revlon 1995 Form S-1
                  filed with the Securities and Exchange Commission on February 5, 1996 (the "Revlon 1995 Amendment
                  No. 3").
*4.17             First Amendment and Consent Number 1 dated as of January 9, 1997 to the Credit Agreement.
10.               MATERIAL CONTRACTS.
10.1              Purchase and Sale Agreement and Amendment thereto by and between Products Corporation and
                  Holdings, each dated as of February 18, 1993, relating to the Edison, New Jersey facility.
                  (Incorporated by reference to Exhibit 4.22 to the Products Corporation 1992 10-K).
10.2              Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, National Health Care Group,
                  Inc., Charles of the Ritz Group Ltd., Products Corporation and Revlon, Inc. (Incorporated by
                  reference to Exhibit 10.1 to the Revlon 1992 Amendment No. 1).


EXHIBIT NO.                                                  DESCRIPTION
-----------                                                  -----------
 10.3             Real Property Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, Revlon, Inc.
                  and Products Corporation. (Incorporated by reference to Exhibit 10.2 to the Revlon 1992 Amendment
                  No. 1).
 10.4             Assumption Agreement relating to the Edison facility by and between Products Corporation and
                  Holdings, each dated as of February 18, 1993, relating to the Edison, New Jersey facility.
                  (Incorporated by reference to Exhibit 4.23 to the Products Corporation 1992 10-K).
 10.5             Tax Sharing Agreement, dated as of June 24, 1992, among Mafco Holdings, Revlon, Inc., Products
                  Corporation and certain subsidiaries of Products Corporation (the "Tax Sharing Agreement").
                  (Incorporated by reference to Exhibit 10.5 to the Revlon 1992 Amendment No. 1).
 10.6             First Amendment, dated as of February 28, 1995, to the Tax Sharing Agreement. (Incorporated by
                  reference to Exhibit 10.5 to the Products Corporation 1994 10-K).
*10.7             Second Amendment, dated as of January 1, 1997,  to the Tax Sharing Agreement.
*10.8             Second Amended and Restated Operating Services Agreement by and among Holdings, Revlon, Inc. and
                  Products Corporation, as of January 1, 1996.
 10.9             Employment Agreement dated as of January 1, 1996 between Products Corporation and Jerry W. Levin
                  (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended
                  December 31, 1995 of Products Corporation (the "Products Corporation 1995 10-K").
 10.10            Employment Agreement dated as of January 1, 1996 between
                  Products Corporation and George Fellows (Incorporated by
                  reference to Exhibit 10.11 to the Products Corporation 1995
                  10-K).
 10.11            Employment Agreement dated as of January 1, 1996 between Products Corporation and William J. Fox
                  (Incorporated by reference to Exhibit 10.12 to the Products Corporation 1995 10-K).
 10.12            Employment Agreement dated as of January 1, 1996 between
                  RIROS Corporation and Carlos Colomer Casellas (Incorporated
                  by reference to Exhibit 10.13 to the Products Corporation
                  1995 10-K).
*10.13            Employment Agreement dated as of January 1, 1996 between Products Corporation and M. Katherine
                  Dwyer.
 10.14            Revlon Employees' Savings and Investment Plan effective as of January 1, 1996 (Incorporated by reference to Exhibit 10.15 to the Products Corporation 1995 10-K).
 10.15            Revlon Employees' Retirement Plan as amended and restated December 19, 1994. (Incorporated by reference to Exhibit 10.15 to the Products Corporation 1994 10-K).
 10.16            Amended and Restated Revlon Pension Equalization Plan, effective January 1, 1996. (Incorporated by reference to Exhibit 10.17 to the Revlon 1995 Amendment No. 4).
 10.17            Executive Supplemental Medical Expense Plan Summary dated July 1991. (Incorporated by reference to Exhibit 10.18 to the Revlon 1992 Form S-1).
 10.18            Description of Post Retirement Life Insurance Program for Key Executives. (Incorporated by
                  reference to Exhibit 10.19 to the Revlon 1992 Form S-1).
 10.19            Benefit Plans Assumption Agreement dated as of July 1, 1992, by and among Holdings, Revlon, Inc.
                  and Products Corporation. (Incorporated by reference to Exhibit 10.25 to the Products Corporation
                  1992 10-K).
*10.20            Revlon Executive Bonus Plan effective January 1, 1997.




EXHIBIT NO.                                                  DESCRIPTION
-----------                                                  -----------
 10.21            Revlon Executive Deferred Compensation Plan, amended as of
                  October 15, 1993. (Incorporated by reference to Exhibit 10.25 to the Products Corporation 1993 10-K).
 10.22            Revlon Executive Severance Policy effective January 1, 1996. (Incorporated by reference to
                  Exhibit 10.23 to the Revlon 1995 Amendment No. 3).
*10.23            Revlon, Inc. 1996 Stock Plan, amended and restated as of December 17, 1996.

 21.              SUBSIDIARIES.
*21.1             Subsidiaries of the Registrant.
 23.              Consents of Experts and Counsel.
*23.1             Consent of KPMG Peat Marwick LLP.
 24.              POWERS OF ATTORNEY.
*24.1             Power of Attorney of Ronald O. Perelman.
*24.2             Power of Attorney of Donald G. Drapkin.
*24.3             Power of Attorney of Jerry W. Levin.
*24.4             Power of Attorney of Howard Gittis.
*24.5             Power of Attorney of Vernon E. Jordan, Jr. Esq.
*24.6             Power of Attorney of Henry A. Kissinger.
*24.7             Power of Attorney of Edward J. Landau, Esq.
*24.8             Power of Attorney of Linda G. Robinson.
*24.9             Power of Attorney of Terry Semel.
*24.10            Power of Attorney of Martha Stewart.
*24.11            Power of Attorney of Meyer Feldberg.

--------------------

*Filed herewith.

(b)      Reports on Form 8-K

         Revlon, Inc. filed no reports on Form 8-K during the fiscal year ended December 31, 1996.

                         REVLON, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                          Page
Independent Auditors' Report..............................................................................F-2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1996 and 1995..........................................F-3
    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996.....................................................................F-4
    Consolidated Statements of Stockholders' Deficiency for each of the years in the three-year period ended December 31, 1996.....................................................F-5
    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996....................................................................F-6
    Notes to Consolidated Financial Statements............................................................F-7

FINANCIAL STATEMENT SCHEDULE:

    Schedule II-- Valuation and Qualifying Accounts.......................................................F-30

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' deficiency for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and its subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated finical statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

                                     KPMG PEAT MARWICK LLP

New York, New York
January 28, 1997

                         REVLON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in millions, except per share data)

                                                                                          December 31, December 31,
                             ASSETS                                                           1996         1995
                                                                                           ----------   -----------
Current assets:
         Cash and cash equivalents                                                         $     38.6   $     36.3
         Trade receivables, less allowances of $24.9
                   and $23.7, respectively                                                      426.3        363.1
         Inventories                                                                            281.0        277.8
         Prepaid expenses and other                                                              74.5         62.4
                                                                                           ----------   ----------
                   Total current assets                                                         820.4        739.6
Property, plant and equipment, net                                                              381.1        367.1
Other assets                                                                                    139.2        142.9
Intangible assets related to businesses acquired, net                                           280.6        285.7
                                                                                           ==========   ===========
                   Total assets                                                            $  1,621.3   $  1,535.3
                                                                                           ==========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
         Short-term borrowings - third parties                                             $     27.1   $     22.7
         Current portion of long-term debt - third parties                                        8.8          9.2
         Accounts payable                                                                       161.9        151.6
         Accrued expenses and other                                                             365.2        370.6
                                                                                           ----------   ----------
                   Total current liabilities                                                    563.0        554.1
Long-term debt - third parties                                                                1,321.8      1,426.2
Long-term debt - affiliates                                                                      30.4         41.3
Other long-term liabilities                                                                     202.8        215.7

Stockholders' deficiency:
         Preferred stock, par value $.01 per share, 20,000,000
                   shares authorized, 546 shares of Series A Preferred Stock
                   issued and outstanding                                                        54.6         54.6
         Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,875,000 and 11,250,000 issued and
                   outstanding, respectively                                                      0.2          0.1
         Class B Common Stock, par value $.01 per share; 200,000,000
                   shares authorized, 31,250,000 issued and outstanding                           0.3          0.3
         Capital deficiency                                                                    (233.2)      (416.8)
         Accumulated deficit since June 24, 1992                                               (300.4)      (318.2)
         Adjustment for minimum pension liability                                               (12.4)       (17.0)
         Currency translation adjustment                                                         (5.8)        (5.0)
                                                                                           ----------   ----------
                   Total stockholders' deficiency                                              (496.7)      (702.0)
                                                                                           ----------   ----------
                   Total liabilities and stockholders' deficiency                          $  1,621.3   $  1,535.3
                                                                                           ==========   ==========

                See Notes to Consolidated Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                      1996          1995          1994
                                                                 ------------  ------------  ------------
Net Sales ......................................................  $   2,167.0   $   1,937.8   $    1,732.5
Cost of sales ..................................................        725.7         652.1          597.3
                                                                 ------------  ------------  -------------
 Gross profit ..................................................      1,441.3       1,285.7        1,135.2
Selling, general and administrative expenses ...................      1,241.1       1,139.1        1,026.8
                                                                 ------------  ------------  -------------
  Operating income .............................................        200.2         146.6          108.4
                                                                 ------------  ------------  -------------
Other expense (income):
 Interest expense ..............................................        133.4         142.6          136.7
 Interest and net investment income ............................         (3.4)         (4.9)          (6.3)
 Amortization of debt issuance costs ...........................          8.3          11.0            8.4
 Foreign currency losses, net ..................................          5.7          10.9           18.2
 Miscellaneous, net ............................................          6.3           1.8            2.6
                                                                 ------------  ------------  -------------
  Other expenses, net ..........................................        150.3         161.4          159.6
                                                                 ------------  ------------  -------------
Income (loss) before income taxes ..............................         49.9         (14.8)         (51.2)
Provision for income taxes .....................................         25.5          25.4           22.8
                                                                 ------------  ------------  -------------
Income (loss) before extraordinary item and cumulative
 effect of accounting change ...................................         24.4         (40.2)         (74.0)
Extraordinary item -early extinguishment of debt ...............         (6.6)           --             --
Cumulative effect of accounting change:
 Postemployment benefits, net of income tax benefit of $1.3  ...           --            --          (28.8)
                                                                 ------------  ------------  -------------
Net income (loss) ..............................................  $      17.8   $     (40.2)  $     (102.8)
                                                                 ============  ============  =============
Income (loss) per common share:
 Income (loss) before extraordinary item and cumulative effect
  of accounting change .........................................  $      0.49   $     (0.95)  $      (1.74)
 Extraordinary item ............................................        (0.13)           --             --
 Cumulative effect of accounting change ........................           --            --          (0.68)
                                                                 ------------  ------------  -------------
 Net income (loss) .............................................  $      0.36   $     (0.95)  $      (2.42)
                                                                 ============  ============  =============
 Weighted average common shares outstanding ....................   49,687,500    42,500,000     42,500,000
                                                                 ============  ============  =============

               See Notes to Consolidated Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          (DOLLARS IN MILLIONS)

                                                                                                            CURRENCY
                                     PREFERRED       COMMON     CAPITAL      ACCUMULATED       OTHER       TRANSLATION
                                       STOCK         STOCK     DEFICIENCY    DEFICIT (a)    ADJUSTMENTS    ADJUSTMENT
                                  ---------------  --------  ------------  -------------  -------------  -------------
Balance, January 1, 1994 ........       $54.6         $0.4      $(416.8)      $(175.2)                       $(4.4)
 Net loss .......................                                              (102.8 )(b)
 Adjustment for minimum pension
  liability .....................                                                             $(10.9)
 Currency translation adjustment                                                                              (1.4)
                                  ---------------  --------  ------------  -------------  -------------  -------------
Balance, December 31, 1994  .....        54.6          0.4       (416.8)       (278.0)         (10.9)         (5.8)
 Net loss .......................                                               (40.2)
 Adjustment for minimum pension
  liability .....................                                                               (6.1)
 Currency translation adjustment                                                                               0.8
                                  ---------------  --------  ------------  -------------  -------------  -------------
Balance, December 31, 1995  .....        54.6          0.4       (416.8)       (318.2)         (17.0)         (5.0)
 Net income .....................                                                17.8
 Net proceeds from initial
  public offering ...............                      0.1        187.7
 Adjustment for minimum pension
  liability .....................                                                                4.6
 Currency translation adjustment                                                                              (0.8)(d)
 Acquisition of business ........                                  (4.1 )(c)
                                  ---------------  --------  ------------  -------------  -------------  -------------
Balance, December 31, 1996  .....       $54.6         $0.5      $(233.2)      $(300.4)        $(12.4)        $(5.8)
                                  ===============  ========  ============  =============  =============  =============

-----------
(a) Represents net loss since June 24, 1992, the effective date of the transfer agreements referred to in Note 12.
(b) Includes cumulative effect of change to new accounting standard for postemployment benefits as of January 1, 1994.
(c) Represents amounts paid to Revlon Holdings Inc. for the Tarlow Advertising Division ("Tarlow"). See Note 12.
(d) Includes $2.1 of gains related to the Company's simplification of its international corporate structure.

          See Notes to Consolidated Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                	  (DOLLARS IN MILLIONS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         1996       1995        1994
                                                                      ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................   $  17.8    $ (40.2)   $(102.8)
Adjustments to reconcile net income (loss) to net cash (used for)
 provided by operating activities:
 Depreciation and amortization ......................................      90.9       88.4       78.8
 Extraordinary item .................................................       6.6         --         --
 Gain on sale of business interests and certain fixed assets, net  ..        --       (2.2)        --
 Cumulative effect of accounting change .............................        --         --       28.8
 Change in assets and liabilities:
  Increase in trade receivables .....................................     (67.5)     (44.5)     (22.1)
  (Increase) decrease in inventories ................................      (5.5)     (15.3)      14.1
  (Increase) decrease in prepaid expenses and other current assets  .      (7.2)       4.5       19.1
  Increase in accounts payable ......................................      10.8       10.2       23.4
  Decrease in accrued expenses and other current liabilities  .......     (10.2)     (12.2)     (22.8)
  Other, net ........................................................     (45.8)     (40.4)     (17.6)
                                                                      ---------  ---------  ----------
Net cash used for operating activities ..............................     (10.1)     (51.7)      (1.1)
                                                                      ---------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................     (58.0)     (54.3)     (52.5)
Proceeds from the sale of business interests and certain fixed
 assets .............................................................        --        3.0        4.6
Acquisition of businesses, net of cash acquired .....................      (7.1)     (21.2)      (3.1)
                                                                      ---------  ---------  ----------
Net cash used for investing activities ..............................     (65.1)     (72.5)     (51.0)
                                                                      ---------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties ....       5.8     (122.9)      (5.8)
Proceeds from the issuance of long-term debt - third parties ........     266.4      493.7      157.6
Repayment of long-term debt - third parties .........................    (366.6)    (236.3)    (197.8)
Net proceeds from initial public offering ...........................     187.8         --         --
Proceeds from the issuance of debt - affiliates .....................     115.0      157.4      141.7
Repayment of debt - affiliates ......................................    (115.0)    (151.0)    (141.7)
Acquisition of business from affiliate ..............................      (4.1)        --         --
Payment of debt issuance costs ......................................     (10.9)     (15.7)      (3.0)
                                                                      ---------  ---------  ----------
Net cash provided by (used for) financing activities ................      78.4      125.2      (49.0)
                                                                      ---------  ---------  ----------
Effect of exchange rate changes on cash .............................      (0.9)      (0.1)       0.9
                                                                      ---------  ---------  ----------
 Net increase (decrease) in cash and cash equivalents ...............       2.3        0.9     (100.2)
 Cash and cash equivalents at beginning of period ...................      36.3       35.4      135.6
                                                                      ---------  ---------  ----------
 Cash and cash equivalents at end of period .........................   $  38.6    $  36.3    $  35.4
                                                                      =========  =========  ==========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest ..........................................................   $ 139.0    $ 148.2    $ 138.5
  Income taxes, net of refunds ......................................      15.4       18.8        3.9
Supplemental schedule of noncash investing activities:
 In connection with business acquisitions, liabilities were assumed as follows:
  Fair value of assets acquired .....................................   $   9.7    $  27.3    $   3.3
  Cash paid .........................................................      (7.2)     (21.6)      (3.1)
                                                                      ---------  ---------  ----------
  Liabilities assumed ...............................................   $   2.5    $   5.7    $   0.2
                                                                      =========  =========  ==========

          See Notes to Consolidated Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon, Inc. (the "Company") is a holding company, formed in April 1992, that conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetic and skin care, fragrance and personal care products, and professional products (products for use in and resale by professional salons). In the United States and increasingly in international markets, the Company's products are sold principally in the self-select distribution channel. The Company also sells certain products in the demonstrator-assisted distribution channel, sells consumer and professional products to United States military exchanges and commissaries, operates retail outlet stores and has a licensing group. Outside the United States, the Company also sells consumer products through department stores and specialty stores, such as perfumeries.

         Products Corporation was formed in April 1992 and, on June 24, 1992, succeeded to assets and liabilities of the cosmetic and skin care, fragrance and personal care products business of its then parent company whose name was changed from Revlon, Inc. to Revlon Holdings Inc. ("Holdings"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities are retained by Holdings. Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Through December 31, 1996, the Company has essentially had no business operations of its own and its only material asset has been all of the outstanding capital stock of Products Corporation. As such its net income (loss) has historically consisted predominantly of its equity in the net income (loss) of Products Corporation and in 1996 included $0.8 in expenses incidental to being a public holding company and the Company has had no cash flows of its own.

         The Consolidated Financial Statements of the Company presented herein relate to the business to which the Company succeeded and include the assets, liabilities and results of operations of such business. Assets, liabilities, revenues, other income, costs and expenses which were identifiable specifically to the Company are included herein and those identifiable specifically to the retained and divested businesses of Holdings have been excluded. Amounts which were not identifiable specifically to either the Company or Holdings are included herein to the extent applicable to the Company pursuant to a method of allocation generally based on the respective proportion of the business of the Company to the applicable total of the businesses of the Company and Holdings. The operating results of the Retained Brands and divested businesses of Holdings have not been reflected in the Consolidated Financial Statements of the Company. Management of the Company believes that the basis of allocation and presentation is reasonable.

         Although the Retained Brands were not transferred to the Company when the cosmetic and skin care, fragrance and personal care products business of Holdings was transferred to Products Corporation, Products Corporation's bank lenders required that all assets and liabilities relating to such Retained Brands existing on the date of transfer (June 24, 1992), other than the brand names themselves and certain other intangible assets, be transferred to Products Corporation. Any assets and liabilities that had not been disposed of or satisfied by December 31 of the applicable year have been reflected in the Company's consolidated financial position as of such dates. However, any new assets or liabilities generated by such Retained Brands since the transfer date and any income or loss associated with inventory that has been transferred to Products Corporation relating to such Retained Brands have been and will be for the account of Holdings. In addition, certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 1996 and 1995, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $23.6 and $31.2, respectively, of which $5.2 and $6.8, respectively, are included in accrued expenses and other and $18.4 and $24.4, respectively, are included in other long-term liabilities, respectively.

         The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany balances and transactions. Further, the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         The Company is an indirect majority owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

CASH AND CASH EQUIVALENTS:

         Cash equivalents (primarily investments in time deposits which have original maturities of three months or less) are carried at cost, which approximates fair value.

INVENTORIES:

         Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 40 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 17 years; and office furniture and fixtures, 2 to 12 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets related to businesses acquired principally represent goodwill, which is being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans. Accumulated amortization aggregated $94.2 and $84.2 at December 31, 1996 and 1995, respectively.

REVENUE RECOGNITION:

         The Company recognizes net sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts and customer allowances. Cost of sales is reduced for the estimated net realizable value of expected returns.

INCOME TAXES:

         Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         The Company is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns. On June 24, 1992, Holdings, the Company and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement which is described in Note 9.

PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

         The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. For plans in the United States, the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended, is contributed annually. Various subsidiaries outside the United States have retirement plans under which funds are deposited with trustees or reserves are provided.

         Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the Company to accrue for benefits such as severance, disability and health insurance provided to former employees prior to their retirement, if estimable. The cumulative effect of this change was an after-tax charge of $28.8 principally for severance related to benefits previously recorded on an as and when paid basis. Such benefits generally are vested and accumulate over employees' service periods. Effective January 1, 1994, the Company accounts for such benefits on a terminal basis in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," as amended by SFAS No. 112, which requires companies to accrue for postemployment benefits when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, which is generally when an employee is terminated. The Company does not believe such liabilities can be reasonably estimated prior to termination.

RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against earnings in 1996, 1995 and 1994 were $26.3, $22.3 and $19.7, respectively.

FOREIGN CURRENCY TRANSLATION:

         Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-highly inflationary economies are recorded as a component of stockholders' deficiency. Foreign subsidiaries and branches operating in highly inflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

INCOME (LOSS) PER SHARE AND SUPPLEMENTAL FINANCIAL DATA:

         Income (loss) per share is calculated assuming that 42,500,000 shares of Common Stock (as defined below) had been outstanding for the periods presented prior to the consummation of the Company's initial public equity offering on March 5, 1996 (the "Offering"), as a result of the conversion of the outstanding shares of the Company's common stock into approximately .1215 of a share of its newly created Class A Common Stock, par value $.01 per share (the "Class A Common Stock") (totaling 11,250,000 shares of Class A Common Stock), and approximately .3376 of a share of its newly created Class B Common Stock, par value $.01 per share (totaling 31,250,000 shares of Class B Common Stock) (collectively with the Class A Common Stock, the "Common Stock"), upon consummation of the Company's Offering. Basic income (loss) per share is presented as dilution thereof from common stock equivalents amounts to less than three percent.

         The following supplemental financial data give effect to 51,125,000 shares of common stock outstanding after the Offering and the application of the net proceeds from the Offering to repay debt and reduce interest expense by an estimated $2.6 as if such transactions had occurred at the beginning of the period presented.

                                                 YEAR ENDED
                                             DECEMBER 31, 1996
                                             -----------------
Supplemental financial data:
     Income before extraordinary item .....       $27.0
     Income before extraordinary item
       per share ..........................       $0.53

STOCK-BASED COMPENSATION:

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 11.

DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company maintains a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

         The differentials to be received or paid under interest rate contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts. Unrealized gains and losses on outstanding contracts designated as hedges are not recognized.

         Gains and losses on contracts to hedge identifiable foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward exchange contracts are included in income currently. Transaction gains and losses have not been material.

2. INVENTORIES

                               DECEMBER 31,
                            -----------------
                               1996     1995
                            --------  -------
Raw materials and supplies    $ 76.6   $ 84.8
Work-in-process ...........     19.4     27.9
Finished goods ............    185.0    165.1
                            --------  -------
                              $281.0   $277.8
                            ========  =======

3. PREPAID EXPENSES AND OTHER


                     DECEMBER 31,
                  ----------------
                    1996     1995
                  -------  -------
Prepaid expenses    $43.1    $36.5
Other ...........    31.4     25.9
                  -------  -------
                    $74.5    $62.4
                  =======  =======


4. PROPERTY, PLANT AND EQUIPMENT, NET


                                    DECEMBER 31,
                               --------------------
                                  1996       1995
                               ---------  ---------
Land and improvements ........   $  37.5    $  39.4
Buildings and improvements  ..     207.6      203.2
Machinery and equipment  .....     194.9      192.8
Office furniture and fixtures       59.4       47.8
Leasehold improvements .......      37.5       33.6
Construction-in-progress  ....      43.7       41.4
                               ---------  ---------
                                   580.6      558.2
Accumulated depreciation  ....    (199.5)    (191.1)
                               ---------  ---------
                                 $ 381.1    $ 367.1
                               =========  =========

         Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $39.1, $38.6 and $34.7, respectively.

5. ACCRUED EXPENSES AND OTHER


                                                             DECEMBER 31,
                                                         ------------------
                                                            1996      1995
                                                         --------  --------
Advertising and promotional costs and accrual for sales
 returns ...............................................   $136.4    $127.8
Compensation and related benefits ......................     95.5     100.7
Interest ...............................................     36.7      37.9
Taxes, other than federal income taxes .................     35.0      33.8
Restructuring costs ....................................      6.9      15.2
Net liabilities assumed from Holdings ..................      5.2       6.8
Other ..................................................     49.5      48.4
                                                         --------  --------
                                                           $365.2    $370.6
                                                         ========  ========

6. SHORT-TERM BORROWINGS

         Products Corporation maintained short-term bank lines of credit at December 31, 1996 and 1995 aggregating approximately $72.7 and $69.0, respectively, of which approximately $27.1 and $22.7 were outstanding at December 31, 1996 and 1995, respectively. Compensating balances at December 31, 1996 and 1995 were approximately $7.4 and $7.2, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 1996 and 1995 varied from 2.2% to 12.1% and 2.0% to 13.4%, respectively.

7. LONG-TERM DEBT

                                                         DECEMBER 31,
                                                    ---------------------
                                                        1996       1995
                                                    ----------  ---------
Working capital lines (a) .........................   $  187.2   $  277.5
Bank mortgage loan agreement due 1997 (b)  ........       41.7       52.4
9 1/2% Senior Notes due 1999 (c) ..................      200.0      200.0
9 3/8% Senior Notes due 2001 (d) ..................      260.0      260.0
10 1/2% Senior Subordinated Notes due 2003 (e)  ...      555.0      555.0
10 7/8% Sinking Fund Debentures due 2010 (f)  .....       79.6       79.2
Advances from Holdings (g) ........................       30.4       41.3
Other mortgages and notes payable (8.6%-13.0%) due
 through 2001 .....................................        7.1       11.3
                                                    ----------  ---------
                                                       1,361.0    1,476.7
Less current portion ..............................       (8.8)      (9.2)
                                                    ----------  ---------
                                                      $1,352.2   $1,467.5
                                                    ==========  =========

         (a) The credit agreement in effect at December 31, 1995 (the "Former Credit Agreement"), which was subsequently amended, provided up to $500.0 comprised of three senior secured facilities: a $100.0 term loan facility, a $225.0 revolving credit facility and a $175.0 multi-currency facility. Products Corporation complied with each of the financial covenants contained in the Former Credit Agreement, as of and for the defined measurement periods ended December 31, 1995. The Former Credit Agreement was scheduled to expire on June 30, 1997.

         In connection with repayments of indebtedness under the Former Credit Agreement in 1996, the commitments thereunder were extinguished, representing an early extinguishment of a portion of such facilities. Consequently, in 1996, the Company recognized a loss of approximately $6.6 representing the then unamortized debt issuance costs, which have been reported in the Consolidated Statements of Operations as an extraordinary item.

         Loans that were outstanding under the Former Credit Agreement's revolving credit facility and term loan facility bore interest initially at a rate equal to, at Products Corporation's option, either (A) the alternate base rate, defined to mean the highest of (i) the prime rate, (ii) the secondary market rate for certificates of deposit plus 1% and (iii) the federal funds rate plus 1/2%; in each case plus 2 1/2% or (B) the Eurodollar Rate plus 3 1/2%. The multi-currency facility bore interest at a rate equal to the Eurocurrency Rate, the local lender rate or the alternate base rate, in each case plus 3 1/2%.

         In January 1996, Products Corporation entered into a credit agreement (the "Credit Agreement"), which became effective upon consummation of the Offering on March 5, 1996. The Credit Agreement includes, among other things,
(i) an extension of the term of the facilities from June 30, 1997 to December 31, 2000 (subject to earlier termination in certain circumstances), (ii) a reduction of the interest rates, (iii) an increase in the amount of the credit facilities from $500.0 to $600.0 (subject to reduction as described below) and
(iv) the release of security interests in assets of certain foreign subsidiaries of Products Corporation which were then pledged.

         The Credit Agreement is comprised of four senior secured facilities: a $130.0 term loan facility (the "Term Loan Facility"), a $220.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility (the "Acquisition Facility") and a $50.0 standby letter of credit facility (the "Special LC Facility" and together with the Term Loan Facility, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation, in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation, in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). The Credit Facilities (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.5% (or 2.5% for Local Loans); or (B) the Eurodollar Rate plus 2.5%. Loans in foreign currencies bear interest at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 2.5%. The applicable margin is reduced (or increased, but not above 2% for Alternate Base Rate Loans not constituting Local Loans and 3% for other loans) in the event Products Corporation attains (or fails to attain) certain leverage ratios. Products Corporation pays the Lender a commitment fee of 1/2 of 1% of the unused portion of the Credit Facilities. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement. Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, (iii) the net proceeds from the issuance by Holdings, Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries and (v) certain scheduled reductions in the case of the Term Loan Facility, which commence on January 31, 1997 in the amount of $1.0 annually over the remaining life of the Credit Agreement, and the Acquisition Facility, which will commence on December 31, 1997 in the amount of $20.0, $50.0 in 1998, $60.0 in 1999 and $70.0 in 2000. In addition, the Credit Agreement requires that the net proceeds from any sale of equity securities of any parent of Products Corporation which has the assets of Products Corporation or certain of its subsidiaries as its only substantial assets be contributed to Products Corporation (except to the extent that such proceeds are applied to repay or refinance the Senior Secured Discount Notes due 1998 (the "Senior Secured Discount Notes") of Revlon Worldwide Corporation or are deposited with the trustee under the indenture covering such notes) and that Products Corporation use 50% of such proceeds, in certain circumstances, to reduce commitments under the Credit Agreement. The Credit Agreement will terminate on December 31, 2000 (subject to earlier termination on March 31, 1999 if Products Corporation has not refinanced its 9 1/2% Senior Notes due 1999 (the "1999 Senior Notes") before March 31, 1999 or if an alternative plan for the refinancing of the 1999 Senior Notes has not been approved by the majority lenders prior to March 15, 1999). As of December 31, 1996, Products Corporation had approximately $130.0 outstanding under the Term Loan Facility, $57.2 outstanding under the Multi-Currency Facility, none outstanding under the Acquisition Facility and $33.5 outstanding under the Special LC Facility.

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, the Company and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by
(i) mortgages on Holdings' Edison, New Jersey and Products Corporation's Phoenix, Arizona facilities; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings;
(iii) domestic intellectual property and certain other domestic intangibles of
(x) Products Corporation and its domestic subsidiaries and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of
(x) Products Corporation and its domestic subsidiaries and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation that were not included in the Former Credit Agreement, such as interest rate hedging obligations, working capital lines and the yen credit agreement (as defined below).

         The Credit Agreement contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from, among other things,
(i) incurring additional indebtedness, with certain exceptions, (ii) making dividend, tax sharing (see Note 9 "Income Taxes") and other payments or loans to the Company or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission ("Commission") filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum in certain circumstances to finance the purchase by the Company of its common stock in connection with the delivery of such common stock to grantees under any stock option plan,
(iii) creating liens or other encumbrances on their assets or revenues, granting negative pledges or selling or transferring any of their assets except in the ordinary course of business, all subject to certain limited exceptions,
(iv) with certain exceptions, engaging in merger or acquisition transactions,
(v) prepaying indebtedness, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the Credit Agreement contains certain financial covenants including, among other things, covenants requiring Products Corporation and its subsidiaries to maintain minimum consolidated adjusted net worth, minimum EBITDA (defined as earnings before interest, taxes, depreciation and amortization and certain other charges), minimum interest coverage, and covenants which limit the amount of total indebtedness of Products Corporation and the amount of capital expenditures.

         In January 1997, the Credit Agreement was amended to, among other things, (i) permit the merger of Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, into The Cosmetic Center, Inc. ("Cosmetic Center") and to generally exclude Cosmetic Center (as the survivor of the merger) from the definition of "subsidiary" under the Credit Agreement, (ii) increase the amount of permitted dividends and distributions to finance the purchase by the Company if its common stock in connection with the delivery of such common stock to grantees under any stock option plan to $6.0 per annum, and (iii) permit Products Corporation to purchase capital stock of the Company for purposes of making matching contributions under a proposed Non-Qualified Excess Savings Plan for Key Executives.

         (b) The Pacific Finance & Development Corp., a subsidiary of the Company, is the borrower under a yen denominated credit agreement (the "Yen Credit Agreement"), which had a principal balance of approximately Y4.8 billion as of December 31, 1996 (approximately $41.7 U.S. dollar equivalent as of December 31, 1996). In accordance with the terms of the Yen Credit Agreement, approximately Y2.7 billion (approximately $26.9 U.S. dollar equivalent) was paid in January 1995 and approximately Y539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996. A payment of approximately Y539 million (approximately $4.6 U.S. dollar equivalent as of December 31, 1996) was paid in January 1997. The balance of the Yen Credit Agreement of approximately Y4.3 billion (approximately $37.1 U.S.
dollar equivalent as of December 31, 1996) is currently due on December 31, 1997. The Company is currently renegotiating an extension of the term of the Yen Credit Agreement. In the event that such extension is not obtained, the Company is able and intends to refinance the Yen Credit Agreement under existing long-term credit facilities. Accordingly, the Company's obligation under the Yen Credit Agreement has been classified as long-term as of December 31, 1996. The applicable interest rate at December 31, 1996 under the Yen Credit Agreement was the Euro-Yen rate plus 2.5% which approximated 3.1%. The interest rate at December 31, 1995, applicable to the remaining balance, was the Euro-Yen rate plus 3.5%, which approximated 4.1%.

         (c) The 1999 Senior Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 1999 Senior Notes (the "1999 Senior Note Indenture")). The 1999 Senior Notes bear interest at 9 1/2% per annum. Interest is payable on June 1 and December 1.

         The 1999 Senior Notes may not be redeemed prior to maturity. Upon a Change of Control (as defined in the 1999 Senior Note Indenture) and subject to certain conditions, each holder of 1999 Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 1999 Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. In addition, under certain circumstances in the event of an Asset Disposition (as defined in the 1999 Senior Note Indenture), Products Corporation will be obligated to make offers to purchase the 1999 Senior Notes.

         The 1999 Senior Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the 1999 Senior Notes, (iv) the payment of dividends on and redemption of capital stock of Products Corporation and its subsidiaries and the redemption of certain subordinated obligations of Products Corporation, except that the 1999 Senior Note Indenture permits Products Corporation to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan,
(v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The 1999

Senior Note Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         (d) The 9 3/8% Senior Notes due 2001 (the "Senior Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the Senior Notes (the "Senior Note Indenture")). The Senior Notes bear interest of 9 3/8% per annum. Interest is payable on April 1 and October 1.

         The Senior Notes may be redeemed at the option of Products Corporation in whole or in part at any time on or after April 1, 1998 at the redemption prices set forth therein, plus accrued and unpaid interest, if any, to the date of redemption. Upon a Change of Control (as defined in the Senior Note Indenture), Products Corporation will have the option to redeem the Senior Notes in whole or in part at a redemption price equal to the principal amount thereof plus the Applicable Premium (as defined in the Senior Note Indenture), plus accrued and unpaid interest, if any, to the date of redemption, and, subject to certain conditions, each holder of Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, under certain circumstances in the event of an Asset Disposition (as defined in the Senior
Note Indenture), Products Corporation will be obligated to make offers to purchase the Senior Notes.

         The Senior Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the Senior Notes, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Note Indenture permits Products Corporation to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan,
(v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         (e) The Senior Subordinated Notes are unsecured obligations of Products Corporation and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the Senior Subordinated Notes (the "Senior Subordinated Note Indenture")). The Senior Subordinated Notes bear interest of 10 1/2% per annum. Interest is payable on February 15 and August 15.

         The Senior Subordinated Notes may be redeemed at the option of Products Corporation in whole or in part at any time on or after February 15, 1998 at the redemption prices set forth therein, plus accrued and unpaid interest, if any, to the date of redemption. Upon a Change of Control (as defined in the Senior Subordinated Note Indenture), Products Corporation will have the option to redeem the Senior Subordinated Notes in whole or in part at a redemption price equal to the principal amount thereof plus the Applicable Premium (as defined in the Senior Subordinated Note Indenture), plus accrued and unpaid interest, if any, to the date of redemption, and, subject to certain conditions, each holder of Senior Subordinated Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, under certain circumstances in the event of an Asset Disposition (as defined in the Senior Subordinated Note Indenture), Products Corporation will be obligated to make offers to purchase the Senior Subordinated Notes.

         The Senior Subordinated Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of

Products Corporation and its subsidiaries to secure debt other than Senior Debt (as defined in the Senior Subordinated Note Indenture) or debt of a subsidiary, unless the Senior Subordinated Notes are equally and ratably secured, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Subordinated Note Indenture permits Products Corporation to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up $5.0 per annum in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan,
(v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Subordinated Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         (f) Holdings' 10 7/8% Sinking Fund Debentures due 2010 (face value of $85.0, net of repurchases) (the "Sinking Fund Debentures") are redeemable, in whole or in part, at 101.96% of the principal amount for the year beginning July 15, 1996, decreasing evenly each year on July 15, to par by July 15, 2000. Mandatory sinking fund redemptions of $9.0 per year commenced in 1991. Optional sinking fund redemptions of up to an additional $13.5 per year may be made annually and may be applied to reduce any subsequent mandatory sinking fund redemption. Interest is payable on January 15 and July 15. Holdings purchased $115.0 of the Sinking Fund Debentures in the open market prior to 1985, $9.0 of which had been used in each of the years 1991 through 1996 to satisfy sinking fund payment obligations and approximately $61.0 of which is creditable to future sinking fund requirements. The indenture relating to the Sinking Fund Debentures contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from (i) incurring indebtedness in excess of 5% of the consolidated net tangible assets, where such indebtedness is secured by any manufacturing plant in the United States owned or leased by Products Corporation, the book value of which exceeds 2% of the consolidated net tangible assets of Products Corporation, unless the Sinking Fund Debentures are equally and ratably secured, (ii) entering into certain sale and leaseback transactions or (iii) consolidating or merging with or into, or selling or transferring all or substantially all of their properties and assets to, another corporation, unless certain conditions are satisfied.

         (g) During 1992, Holdings made an advance of $25.0 to Products Corporation. This advance was evidenced by a noninterest-bearing demand note payable by Products Corporation, the payment of which was subordinated to the obligations of Products Corporation under the credit agreement in effect at that time. Holdings agreed not to demand payment under the note so long as any indebtedness remained outstanding under the credit agreement in effect at that time. In February 1995, the $13.3 in notes due to Products Corporation under the Financing Reimbursement Agreement, referred to in Note 12, was offset against the $25.0 note and Holdings agreed not to demand payment under the resulting $11.7 note so long as indebtedness remains outstanding under the Credit Agreement. In October 1993, Products Corporation borrowed from Holdings approximately $23.2 (as adjusted and subject to further adjustment for certain expenses) representing amounts received by Holdings from an escrow account relating to divestiture by Holdings of certain of its predecessor businesses. In July 1995, Products Corporation borrowed from Holdings approximately $0.8, representing certain amounts received by Holdings relating to an arbitration arising out of the sale by Holdings of certain of its businesses. In 1995, Products Corporation borrowed from Holdings approximately $5.6, representing certain amounts received by Holdings from the sale by Holdings of certain of its businesses. In June 1996, $10.9 in notes due to Products Corporation under the Financing Reimbursement Agreement from Holdings was offset against the $11.7 demand note (referred to above) payable by Products Corporation to Holdings. In accordance with the Credit Agreement, such amounts, as adjusted, are evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than the rate under the Credit Agreement. No such borrowings were outstanding at December 31, 1996 or 1995.

         The aggregate amounts of long-term debt maturities and sinking fund requirements (at December 31, 1996), in the years 1997 through 2001 are $8.8, $40.6, $201.2, $214.9 and $260.9, respectively, and $634.6 thereafter.

8. FINANCIAL INSTRUMENTS

         As of December 31, 1996, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December
2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month London Inter-Bank Offered Rate (5.6875% per annum at January 24, 1997) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on December 31, 1996, a loss of approximately $3.5 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for 1996 and 1995 was approximately $3.2 in each of the years. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $3.1 as of December 31, 1996. Although cash flow from the presently outstanding agreements was positive for 1996, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Products Corporation enters into forward foreign exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. At December 31, 1996, Products Corporation had forward foreign exchange contracts denominated in various currencies, predominantly the U.K. pound of approximately $62.0 (U.S. dollar equivalent). If Products Corporation had terminated these contracts on December 31, 1996, no material gain or loss would have been realized. Products Corporation had similar contracts outstanding at December 31, 1995 in the amount of $8.0 (U.S. dollar equivalent).

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 1996 was approximately $37.3 more than the carrying value of $1,361.0. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $40.9 were outstanding at December 31, 1996. Included in this amount are $26.4 in standby letters of credit which support Products Corporation's self-insurance programs. See Note
12. The estimated liability under such programs is accrued by Products Corporation.

         The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short-term borrowings approximate their fair values.

9. INCOME TAXES

         In June 1992, Holdings, the Company and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, the Company will pay to Holdings amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by the Company if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to the Company. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by the Company under the Tax Sharing Agreement will be determined by the amount of taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by the Company against losses and tax credits generated by Mafco Holdings and its other subsidiaries. As a result of net operating tax losses and prohibitions under the Credit Agreement, no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement were required for 1996, 1995 or 1994.

         Pursuant to the asset transfer agreement referred to in Note 12, Products Corporation assumed all tax liabilities of Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Holdings.

         The Company's income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996      1995       1994
                                                  -------  ---------  ---------
Income (loss) before income taxes:
 Domestic .......................................   $ 9.4    $(38.4)    $(68.0)
 Foreign ........................................    40.5      23.6       16.8
                                                  -------  ---------  ---------
                                                    $49.9    $(14.8)    $(51.2)
                                                  =======  =========  =========
Provision (benefit) for income taxes:
 Federal ........................................   $  --    $   --     $   --
 State and local ................................     1.2       3.4        2.8
 Foreign ........................................    24.3      22.0       20.0
                                                  -------  ---------  ---------
                                                    $25.5    $ 25.4     $ 22.8
                                                  =======  =========  =========
 Current ........................................   $22.7    $ 37.1     $ 40.5
 Deferred .......................................     6.6       3.0        1.4
 Benefits of operating loss carryforwards  ......    (4.7)    (15.4)     (18.1)
 Carryforward utilization applied to goodwill  ..     1.0       0.8         --
 Effect of enacted change of tax rates  .........    (0.1)     (0.1)        --
 Beginning-of-year valuation allowance
  adjustment ....................................      --        --       (1.0)
                                                  -------  ---------  ---------
                                                    $25.5    $ 25.4     $ 22.8
                                                  =======  =========  =========

         The effective tax rate on income (loss) before income taxes is reconciled to the applicable statutory federal income tax rate as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                             1996      1995       1994
                                                          --------  ---------  ---------
Statutory federal income tax rate .......................    35.0%     (35.0)%    (35.0)%
State and local taxes, net of federal income tax benefit      1.6       14.9        3.6
Foreign and U.S. tax effects attributable to operations
 outside the U.S. .......................................    36.2       92.8       27.6
Nondeductible amortization expense ......................     5.9       16.8        4.8
U.S. loss without benefit ...............................      --       82.1       43.5
Change in valuation allowance ...........................   (24.2)        --         --
Other ...................................................    (3.4)        --         --
                                                          --------  ---------  ---------
Effective rate ..........................................    51.1%     171.6%      44.5%
                                                          ========  =========  =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                         DECEMBER 31,
                                                    --------------------
                                                       1996       1995
                                                    ---------  ---------
Deferred tax assets:
 Accounts receivable, principally due to doubtful
  accounts ........................................   $   3.9    $   3.7
 Inventories ......................................      12.5       12.8
 Net operating loss carryforwards .................     269.5      270.3
 Restructuring and related reserves ...............      10.2       13.4
 Employee benefits ................................      31.7       36.3
 State and local taxes ............................      12.8       12.8
 Self-insurance ...................................       3.6        3.9
 Advertising, sales discounts and returns and
  coupon redemptions ..............................      23.6       19.1
 Other ............................................      23.9       19.7
                                                    ---------  ---------
  Total gross deferred tax assets .................     391.7      392.0
  Less valuation allowance ........................    (347.3)    (357.2)
                                                    ---------  ---------
  Net deferred tax assets .........................      44.4       34.8
Deferred tax liabilities:
 Plant, equipment and other assets ................     (43.0)     (34.6)
 Inventories ......................................      (0.2)      (0.2)
 Other ............................................      (7.2)      (6.3)
                                                    ---------  ---------
  Total gross deferred tax liabilities ............     (50.4)     (41.1)
                                                    ---------  ---------
  Net deferred tax liability ......................   $  (6.0)   $  (6.3)
                                                    =========  =========


         The valuation allowance for deferred tax assets at January 1, 1996 was $357.2. The valuation allowance decreased by $9.9 during the year ended December 31, 1996 and increased by $19.2 during the year ended December 31, 1995.

         During 1996, 1995 and 1994, certain of the Company's foreign operations generated taxable income as to which the related tax liability was offset by the utilization of operating loss carryforwards generated in prior years. Accordingly, credits of $4.7, $15.4 and $18.1 representing the reduction of current foreign taxes payable for the years ended December 31, 1996, 1995 and 1994, respectively, have been recognized in the Consolidated Statements of Operations. Certain other foreign operations generated losses during the years 1996, 1995 and 1994 for which the potential tax benefit was reduced by a valuation allowance as it is more likely than not that such benefit will not be realized. At December 31, 1996, the Company had foreign tax loss carryforwards of approximately $332.2 which expire in future years as follows: 1997-$53.3; 1998-$30.0; 1999-$33.0; 2000-$12.1; 2001 and beyond-$30.4; unlimited-$173.4.
The Company will receive a benefit only to the extent it has taxable income during the carryforward periods in the applicable foreign jurisdictions.

         Appropriate United States and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business aggregated approximately $16.1 at December 31, 1996, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

10. POSTRETIREMENT BENEFITS

PENSIONS:

         The Company uses a September 30 date for measurement of plan obligations and assets.

         The following tables reconcile the funded status of all of the Company's significant pension plans with the respective amounts recognized in the Consolidated Balance Sheets at the dates indicated:

                                                                       DECEMBER 31, 1996
                                                           ---------------------------------------
                                                             OVERFUNDED    UNDERFUNDED
                                                               PLANS          PLANS        TOTAL
                                                           ------------  -------------  ----------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation as of Septmber 30, 1996,
  includes vested benefits of $286.9 .....................    $(163.7)       $(131.4)     $(295.1)
                                                           ============  =============  ==========
 Projected benefit obligation as of September 30, 1996
  for service rendered to date ...........................    $(198.1)       $(141.4)     $(339.5)
Fair value of plan assets as of September 30, 1996  ......      173.3           81.6        254.9
                                                           ------------  -------------  ----------
Plan assets less than projected benefit obligation  ......      (24.8)         (59.8)       (84.6)
Amounts contributed to plans during fourth quarter 1996  .        0.2            0.5          0.7
Unrecognized net (assets) obligation .....................       (1.5)           0.2         (1.3)
Unrecognized prior service cost ..........................        5.2            3.9          9.1
Unrecognized net loss ....................................       20.2           20.5         40.7
Adjustment to recognize additional minimum liability  ....         --          (15.3)       (15.3)
                                                           ------------  -------------  ----------
    Accrued pension cost .................................    $  (0.7)       $ (50.0)     $ (50.7)
                                                           ============  =============  ==========

                                                                       DECEMBER 31, 1995
                                                           ---------------------------------------
                                                             OVERFUNDED    UNDERFUNDED
                                                               PLANS          PLANS        TOTAL
                                                           ------------  -------------  ----------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation as of Septmber 30, 1995,
  includes vested benefits of $269.1 .....................     $(18.8)       $(257.2)     $(276.0)
                                                           ============  =============  ==========
 Projected benefit obligation as of September 30, 1995
  for service rendered to date ...........................     $(21.9)       $(294.1)     $(316.0)
Fair value of plan assets as of September 30, 1995  ......       26.3          185.0        211.3
                                                           ------------  -------------  ----------
Plan assets in excess of (less than) projected
  benefit obligation  ....................................        4.4         (109.1)      (104.7)
Amounts contributed to plans during fourth quarter 1995  .        0.2            0.9          1.1
Unrecognized net (assets) obligation .....................       (1.3)           0.2         (1.1)
Unrecognized prior service cost ..........................        0.3            9.9         10.2
Unrecognized net loss ....................................        1.9           45.2         47.1
Adjustment to recognize additional minimum liability  ....         --          (19.9)       (19.9)
                                                           ------------  -------------  ----------
    Prepaid (accrued) pension cost .......................     $  5.5        $ (72.8)     $ (67.3)
                                                           ============  =============  ==========

         The weighted-average discount rate assumed was 7.75% for 1996 and 1995 for domestic plans. For foreign plans, the weighted-average discount rate was 7.9% and 7.6% for 1996 and 1995, respectively. The rate of future compensation increases was 5.25% for 1996 and 1995 for domestic plans and was a weighted-average of 5.05% and 4.81% for 1996 and 1995, respectively, for foreign plans. The expected long-term rate of return on assets was 9.0% for 1996 and 1995 for domestic plans and a weighted-average of 10.4% for 1996 and 1995 for foreign plans.

         Plan assets consist primarily of common stock, mutual funds and fixed income securities, which are stated at fair market value and cash equivalents which are stated at cost, which approximates fair market value.

         In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional liability to the extent that, for certain U.S. plans, the unfunded accumulated benefit obligation exceeded recorded liabilities. At December 31, 1996, the additional liability was recognized by recording an intangible asset to the extent of unrecognized prior service costs of $1.8, a due from affiliates of $1.1 and a charge to stockholders' deficiency of $12.4. At December 31, 1995, the additional liability was recognized by recording an intangible asset to the extent of unrecognized prior service costs of $1.6, a due from affiliates of $1.3, and a charge to stockholders' deficiency of $17.0.

         Net periodic pension cost for the pension plans consisted of the following components:


                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                    1996      1995      1994
                                                 --------  --------  --------
Service cost-benefits earned during the period     $ 10.6    $  8.2    $  9.1
Interest cost on projected benefit obligation  .     24.3      21.7      20.8
Actual (return) loss on plan assets ............    (30.4)    (27.3)      2.7
Net amortization and deferrals .................     15.1      13.4     (14.4)
                                                 --------  --------  --------
                                                     19.6      16.0      18.2
Portion allocated to Holdings ..................     (0.3)     (0.3)     (0.3)
                                                 --------  --------  --------
Net periodic pension cost of the Company  ......   $ 19.3    $ 15.7    $ 17.9
                                                 ========  ========  ========

         A substantial portion of the Company's employees in the United States are covered by defined benefit retirement plans. To the extent that aggregate pension costs could be identified as relating to the Company or to Holdings, such costs have been so apportioned. The components of the net periodic pension cost applicable solely to the Company are not presented as it is not practical to segregate such information between Holdings and the Company. In 1996 and 1995, there was a settlement loss of $0.3 and $0.1, respectively, and a curtailment loss of $1.0 and $0.1, respectively, resulting from workforce reductions.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

         During 1996, 1995 and 1994, the Company sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of certain key employees. Participation in this plan is limited to participants enrolled as of December 31, 1993. Net periodic postretirement benefit cost for each of the years ended December 31, 1996, 1995 and 1994 was $0.7 which consists primarily of interest on the accumulated postretirement benefit obligation. The Company's date of measurement of Plan obligations is September 30. At December 31, 1996 and 1995, the portion of accumulated benefit obligation attributable to retirees was $6.9 and $6.7, respectively, and to other fully eligible participants, $1.3 and $1.0, respectively. The amount of unrecognized gain at December 31, 1996 and 1995 was $1.2 and $1.7, respectively. At December 31, 1996 and 1995, the accrued postretirement benefit obligation recorded on the Company's Consolidated Balance Sheets was $9.4. Of these amounts, $2.0 and $2.2 was attributable to Holdings and was recorded as a receivable from affiliates at December 31, 1996 and 1995, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at September 30, 1996 and 1995 was 7.75%.

11. STOCK COMPENSATION PLAN

         At December 31, 1996, the Company has a stock-based compensation plan (the "Plan"), which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per share for 1996 of $17.8 and $.36, respectively, would have been reduced to the pro forma amounts of $14.6 and $.29, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

         Under the Plan, the Company may grant options to its employees for up to an aggregate of 5.0 million shares of Class A Common Stock. Non-qualified options granted under the Plan have a term of 10 years during which the holder can purchase shares of Class A Common Stock at an exercise price which must be not less than the market price on the date of the grant. Options granted in 1996 to certain executive officers will not vest as to any portion until the third anniversary of the grant date and will thereupon become 100% vested, except that upon termination of employment by the Company other than for "cause", death or "disability" under the applicable employment agreement, such options will vest with respect to 25% of the shares subject thereto (if the termination is between the first and second anniversaries of the grant) and 50% of the shares subject thereto (if the termination is between the second and third anniversaries of the grant). All other initial option grants will vest 25% each year beginning on the first anniversary of the date of grant and will become 100% vested on the fourth anniversary of the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in 1996: no dividend yield; expected volatility of 31%; risk-free interest rate of 5.99%; and an expected average life of seven years for the Plan's options. At December 31, 1996 there were no options exercisable under the Plan.

         A summary of the status of the Plan as of December 31, 1996 and changes during the year then ended is presented below:

                                     SHARES    WEIGHTED AVERAGE
                                      (000)     EXERCISE PRICE
                                   ---------  ----------------
Outstanding at beginning of year          --            --
Granted ..........................   1,010.2        $24.33
Exercised ........................        --            --
Forfeited ........................    (119.1)        24.00
                                   ---------
Outstanding at end of year  ......     891.1         24.37
                                   =========

         The weighted average fair value of each option granted during 1996 approximated $11.00.

         The following table summarizes information about the Plan's options outstanding at December 31, 1996:


                                    WEIGHTED
       RANGE           NUMBER        AVERAGE       WEIGHTED
        OF           OUTSTANDING      YEARS        AVERAGE
 EXERCISE PRICES        (000)       REMAINING   EXERCISE PRICE
-----------------  -------------  -----------  --------------
$24.00 to $29.88        855.1         9.16          $24.06
 31.00 to 33.88 ..       36.0         9.79           31.88
                   -------------
 24.00 to 33.88 ..      891.1         9.19           24.37
                   =============

12. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

In June 1992, the Company and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and the Company and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements on June 24, 1992, Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Holdings retained certain small brands that historically had not been profitable ("Retained Brands"). Holdings agreed to indemnify the Company and Products Corporation against losses arising from the Excluded Liabilities, and the Company and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to the Company for the Excluded Liabilities for 1996, 1995 and 1994 were $1.4, $4.0 and $7.4, respectively.

BENEFIT PLANS ASSUMPTION AGREEMENT

         Holdings, Products Corporation and the Company entered into a benefit plans assumption agreement dated as of July 1, 1992 pursuant to which Products Corporation assumed all rights, liabilities and obligations under all of Holdings' benefit plans, arrangements and agreements, including obligations under the Revlon Employees' Retirement Plan and the Revlon Employees' Savings and Investment Plan. Products Corporation was substituted for Holdings as sponsor of all such plans theretofore sponsored by Holdings.

OPERATING SERVICES AGREEMENT

         In June 1992, the Company, Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation manufactures, markets, distributes, warehouses and administers, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation is reimbursed an amount equal to all of its and the Company's direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amounts reimbursed by Holdings to the Company for such direct and indirect costs for 1996, 1995 and 1994 were $5.1, $8.6 and $11.5, respectively. Holdings also pays Products Corporation a fee equal to 5% of the net sales of the Retained Brands, payable quarterly. The fees paid by Holdings to Products Corporation pursuant to the Operating Services Agreement for services with respect to the Retained Brands for 1996, 1995 and 1994 were approximately $0.6, $1.7 and $1.9, respectively.

REIMBURSEMENT AGREEMENTS

         The Company, Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide certain professional and administrative services, including employees, to the Company and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of the Company and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. In addition, in connection with certain insurance coverage provided by MacAndrews Holdings, Products Corporation obtained letters of credit under the

Special LC Facility (which aggregated approximately $26.4 as of December 31,
1996) to support certain self-funded risks of MacAndrews Holdings and its affiliates, including the Company, associated with such insurance coverage. The costs of such letters of credit are allocated among, and paid by, the affiliates of MacAndrews Holdings, including the Company, which participate in the insurance coverage to which the letters of credit relate. The Company expects that these self-funded risks will be paid in the ordinary course and, therefore, it is unlikely that such letters of credit will be drawn upon. MacAndrews Holdings has agreed to indemnify the Company to the extent amounts are drawn under any of such letters of credit with respect to claims for which the Company is not responsible. The net amounts reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1996, 1995 and 1994 were $2.2, $3.0 and $1.6, respectively. Each of the Company and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         The Company, for federal income tax purposes, is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss is included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, the Company and certain of its subsidiaries, and Mafco Holdings entered into the Tax Sharing Agreement pursuant to which Mafco Holdings has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, the Company will pay to Holdings amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by the Company if and to the extent Products Corporation is prohibited under the Credit Agreement from making cash tax sharing payments to the Company. The Credit Agreement prohibits Products Corporation from making such cash tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by the Company under the Tax Sharing Agreement will be determined by the amount of taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by the Company against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments by the Company pursuant to the Tax Sharing Agreement for 1996, 1995 or 1994.

FINANCING REIMBURSEMENT AGREEMENT

         Holdings and Products Corporation entered into a financing reimbursement agreement (the "Financing Reimbursement Agreement") in 1992 pursuant to which Holdings agreed to reimburse Products Corporation for Holdings' allocable portion of (i) the debt issuance cost and advisory fees related to the capital restructuring of Holdings, and (ii) interest expense attributable to the higher cost of funds paid by Products Corporation under the credit agreement in effect at that time as a result of additional borrowings for the benefit of Holdings in connection with the assumption of certain liabilities by Products Corporation under the Asset Transfer Agreement and the repurchase of Old Senior Subordinated Notes from affiliates. The amount of interest to be reimbursed by Holdings for 1994 was approximately $0.8 and was evidenced by noninterest-bearing promissory notes originally due and payable on June 30, 1995. In February 1995, the $13.3 in notes then payable by Holdings to Products Corporation under the Financing Reimbursement Agreement was offset against a $25.0 note payable by Products Corporation to Holdings and Holdings agreed not to demand payment under the resulting $11.7 note payable by Products Corporation so long as any indebtedness remained outstanding under the Former Credit Agreement. In February 1995, the Financing Reimbursement Agreement was amended and extended to provide that Holdings would reimburse Products Corporation for a portion of the debt issuance costs and advisory fees related to the Former Credit Agreement (which portion was approximately $4.7 and was evidenced by a noninterest-bearing promissory note payable on June 30, 1996) and 1 1/2 % per annum of the average balance outstanding under the Former Credit Agreement and the average balance outstanding under working capital borrowings from affiliates through June 30, 1996 and such amounts were evidenced by a noninterest-bearing promissory note payable on June 30, 1996. The amount of interest to be reimbursed by Holdings for 1995 was approximately $4.2. As of December 31, 1995, the aggregate amount of notes payable by Holdings under the Financing Reimbursement Agreement was $8.9. In June 1996, $10.9 in notes due to Products Corporation, which included $2.0 of interest reimbursement in 1996, under the Financing Reimbursement Agreement from Holdings was offset against a $11.7 demand note payable by Products Corporation to Holdings. The Financing Reimbursement Agreement expired on June 30, 1996.


REGISTRATION RIGHTS AGREEMENT

         Prior to the consummation of the Offering, the Company and Revlon Worldwide Corporation("Revlon Worldwide"), the direct parent of the Company, entered into the Registration Rights Agreement pursuant to which Revlon Worldwide and certain transferees of Common Stock held by Revlon Worldwide (the "Holders") have the right to require the Company to register all or part of the Class A Common Stock owned by such Holders and the Class A Common Stock issuable upon conversion of the Class B Common Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that the Company may postpone giving effect to a Demand Registration up to a period of 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders have the right to participate in registrations by the Company of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. The Company will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leases to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation which, together with the annual rent are not to exceed $2.0 per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation is responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1996 and 1995 the Company rented a portion of the administration building located at the Edison facility and space for a retail store of the Company. The Company provides certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which the Company pays on behalf of Holdings costs associated with the Edison facility and is reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. The net amount reimbursed by Holdings to the Company for such costs with respect to the Edison facility for 1996, 1995 and 1994 was $1.1, $1.2 and $2.1, respectively.

         In the fourth quarter of 1996, Products Corporation and certain of its subsidiaries purchased an inactive subsidiary from an affiliate for net cash consideration of approximately $3.0 in a series of transactions in which the Company expects to realize foreign tax benefits in future years.

         Effective January 1, 1996, Products Corporation acquired from Holdings substantially all of the assets of Tarlow in consideration for the assumption of substantially all of the liabilities and obligations of Tarlow. Net liabilities assumed were approximately $3.4. The assets acquired and liabilities assumed were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements have been restated as if the acquisition took place at the beginning of the earliest period. Products Corporation paid $4.1 to Holdings which was accounted for as an increase in capital deficiency. A nationally recognized investment banking firm rendered its written opinion that the terms of the purchase are fair from a financial standpoint to Products Corporation.

         Effective January 1, 1994, Products Corporation sold the inventory, contracts, dedicated tools, dies and molds, intellectual property and a license agreement relating to the NEW ESSENTIALS brand to Holdings for $2.2 (representing the net book value of such brand which Products Corporation believes approximated its fair market value at the time of sale), and the Operating Services Agreement was amended to include NEW ESSENTIALS as a "Retained Brand."

         During 1996, 1995 and 1994, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases including space at Products Corporation's New York headquarters and at Products Corporation's offices in London and Tokyo. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 1996, 1995 and 1994 was $4.6, $5.3 and $4.1, respectively.

         In July 1995, Products Corporation borrowed from Holdings approximately $0.8, representing certain amounts received by Holdings relating to an arbitration arising out of the sale by Holdings of certain of its businesses. In 1995, Products Corporation borrowed from Holdings approximately $5.6, representing certain amounts received by Holdings from the sale by Holdings of certain of its businesses. Such amounts are evidenced by noninterest-bearing promissory notes. Holdings agreed not to demand payment under such notes so long as any indebtedness remains outstanding under the Credit Agreement.

         The Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, (i) the capital stock and certain assets of certain subsidiaries of Holdings and (ii) a mortgage on Holdings' Edison, New Jersey facility.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1996, 1995 or 1994. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facility in effect at the time of such borrowing. The amount of interest paid by the Company for such borrowings for 1996, 1995 and 1994 was $0.5, $1.2 and $1.1, respectively.

         In November 1993, Products Corporation assigned to Holdings a lease for warehouse space in New Jersey (the "N.J. Warehouse") between Products Corporation and a trust established for the benefit of certain family members of the Chairman of the Executive Committee. The N.J. Warehouse had become vacant as a result of divestitures and restructuring of Products Corporation. The lease has annual lease payments of approximately $2.3 and terminates on June 30, 2005. In consideration for Holdings assuming all liabilities and obligations under the lease, Products Corporation paid Holdings $7.5 (for which a liability was previously recorded) in three installments of $2.5 each in January 1994, January 1995 and January 1996. A nationally recognized investment banking firm rendered its written opinion that the terms of the lease transfer were fair from a financial standpoint to Products Corporation. During 1996, 1995 and 1994, Products Corporation paid certain costs associated with the N.J. Warehouse on behalf of Holdings and was reimbursed by Holdings for such amounts. The amounts reimbursed by Holdings to the Company for such costs were $0.2, $0.2 and $0.3 for 1996, 1995 and 1994, respectively.

         During 1996, 1995 and 1994, the Company used an airplane which was owned by a corporation of which Messrs. Gittis, Drapkin and Levin were the sole stockholders. The Company paid approximately $0.2, $0.4 and $0.5 for the usage of the airplane for 1996, 1995 and 1994, respectively. As of December 31, 1996, Mr. Levin no longer holds an ownership interest in the corporation that owned the airplane.

         Consolidated Cigar, an affiliate of the Company, assembles lipstick cases for Products Corporation. Products Corporation paid approximately $1.0, $1.0 and $0.6 for such services for 1996, 1995 and 1994, respectively.

         During 1994, the Company was retained by an affiliate, Meridian, to act as licensing agent for Meridian's trademarks. The Company will receive a percentage of any royalties generated by such licenses. No royalties were earned by Meridian for 1994, 1995 or 1996. However, Meridian paid the Company approximately $0.1 in 1994 for reimbursement of expenses incurred in connection with such licensing activities.

         In January 1995, the Company agreed to license certain of its trademarks to Guthy-Renker Corporation ("Guthy-Renker"), a corporation in which an affiliate of MacAndrews & Forbes held a 37.5% equity interest, to be used by Guthy-Renker in connection with the marketing and sale of hair extensions and hair pieces. The amount paid by Guthy-Renker to the Company pursuant to such license for 1995 was less than $0.1. In connection with this licensing arrangement, Guthy-Renker agreed to use the Company as its exclusive supplier of hair extensions and hair pieces. Guthy-Renker purchased $1.1 of wigs from the Company during 1995. The Company terminated the license with Guthy-Renker during 1995.

13. COMMITMENTS AND CONTINGENCIES

         The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $51.7, $49.3 and $51.0 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities and the Edison research and development facility, with remaining lease terms in excess of one year from December 31, 1996 aggregated $230.0; such commitments for each of the five years subsequent to December 31, 1996 are $37.9, $36.4, $31.2, $28.6 and $25.6, respectively. Such amounts exclude the minimum rentals to be received in the future under noncancelable subleases of $16.1.

         The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:


                                                    YEAR ENDED DECEMBER 31, 1996
                                           --------------------------------------------
                                                1ST         2ND        3RD        4TH
                                              QUARTER     QUARTER    QUARTER    QUARTER
                                           -----------  ---------  ---------  ---------
Net sales ................................  $ 464.3       $517.9     $571.1     $613.7
Gross profit .............................    311.4        347.2      378.1      404.6
(Loss) income before extraordinary item  .    (29.1)         1.5       21.1       30.9
Net (loss) income ........................    (35.7)(a)      1.5       21.1       30.9
Income (loss) per common share:
 Income (loss) before extraordinary item      (0.64)        0.03       0.41       0.60
 Extraordinary item ......................    (0.15)          --         --         --
                                           -----------  ---------  ---------  ---------
 Net (loss) income .......................  $ (0.79)      $ 0.03     $ 0.41     $ 0.60
                                           ===========  =========  =========  =========

                                    YEAR ENDED DECEMBER 31, 1995(b)
                              ------------------------------------------
                                  1ST        2ND        3RD        4TH
                                QUARTER    QUARTER    QUARTER    QUARTER
                              ---------  ---------  ---------  ---------
Net sales ...................   $412.2     $452.6     $514.6     $558.4
Gross profit ................    270.6      299.1      346.8      369.2
Net (loss) income ...........    (33.4)     (14.0)       3.4        3.8
Net (loss) income per share      (0.79)     (0.33)      0.08       0.09

         (a) Includes a charge of $6.6 resulting from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity.

         (b) Effective January 1, 1996, Products Corporation acquired from Holdings substantially all of the assets of Tarlow in consideration for the assumption of substantially all of the liabilities and obligations of Tarlow. Net liabilities assumed were approximately $3.4. The assets acquired and liabilities assumed were accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements presented have been restated as if the acquisition took place at the beginning of the earliest period. Products Corporation paid $4.1 to Holdings which was accounted for as an increase to capital deficiency.

15. GEOGRAPHIC SEGMENTS

         The Company operates in a single business segment. The Company has operations based in 26 foreign countries and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company enters into forward foreign exchange contracts to hedge certain cash flows denominated in foreign currency. In addition, the Company's operations in Brazil (which accounted for approximately 6.1% of the Company's net sales for 1996) are subject to hyperinflationary conditions. There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition. During 1996, one customer accounted for approximately 10.1% of the Company's consolidated net sales. Information related to the Company's geographic segments for each of the years in the three-year period ended December 31, 1996 with respect to operating results, and as of December 31, 1996 and 1995 with respect to identifiable assets, is presented below.

         Operating profit (loss), as presented below, is operating income, net foreign currency translation (gains) losses and identifiable miscellaneous income and expense; it excludes general corporate income and expenses, net interest and investment income and expense, including amortization of debt issuance costs, and income taxes. Export sales, including those to affiliates, are not significant. Export sales to non-affiliates and related operating profits are reflected in their geographic area of origin.

         Identifiable assets, as presented below, are those assets used in each geographic area. Corporate assets are principally cash and cash equivalents, certain property and equipment and nonoperating assets.

                                                          YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                        1996        1995        1994
                                                    ----------  ----------  ----------
GEOGRAPHIC AREAS
Net sales:
 United States ....................................   $1,282.2    $1,155.8   $ 1,019.8
 Europe, Middle East and Africa ...................      404.1       357.1       320.7
 Latin America, Canada and Puerto Rico ............      297.2       259.5       253.4
 Far East, Australia and other areas of the world        183.5       165.4       138.6
                                                    ----------  ----------  ----------
                                                      $2,167.0    $1,937.8    $1,732.5
                                                    ==========  ==========  ==========
Operating profit (loss):
 United States ....................................   $  163.9    $  121.7    $   85.7
 Europe, Middle East and Africa ...................        9.9         7.6        16.2
 Latin America, Canada and Puerto Rico ............       23.3        14.9        18.3
 Far East, Australia and other areas of the world          7.5         7.8        (3.7)
                                                    ----------  ----------  ----------
                                                         204.6       152.0       116.5
Unallocated expenses (income):
 Interest expense .................................      133.4       142.6       136.7
 Interest and net investment income ...............       (3.4)       (4.9)       (6.3)
 Amortization of debt issuance costs ..............        8.3        11.0         8.4
 Corporate expenses and miscellaneous, net  .......       16.4        18.1        28.9
                                                    ----------  ----------  ----------
 Income (loss) before income taxes ................   $   49.9    $  (14.8)   $  (51.2)
                                                    ==========  ==========  ==========

                                                         DECEMBER 31,
                                                    ---------------------
                                                        1996       1995
                                                    ----------  ---------
Identifiable assets:
 United States ....................................   $  944.1   $  897.6
 Europe, Middle East and Africa ...................      287.6      268.3
 Latin America, Canada and Puerto Rico ............      198.7      167.8
 Far East, Australia and other areas of the world        130.6      127.0
 Corporate ........................................       60.3       74.6
                                                    ----------  ---------
                                                      $1,621.3   $1,535.3
                                                    ==========  =========

                                                             SKIN CARE,
                                                            PERSONAL CARE
                                             COSMETICS           AND
                                           AND FRAGRANCES   PROFESSIONAL      TOTAL
                                          --------------  ---------------  ----------
CLASSES OF SIMILAR PRODUCTS (UNAUDITED):
 1996 ...................................     $1,263.9         $903.1       $ 2,167.0
 % of net sales .........................           58%            42%            100%
 1995 ...................................     $1,075.2         $862.6       $ 1,937.8
 % of net sales .........................           55%            45%            100%
 1994 ...................................     $  884.8         $847.7       $ 1,732.5
 % of net sales .........................           51%            49%            100%

16. PENDING ACQUISITION

         On November 27, 1996, Products Corporation and PFC entered into an Agreement and Plan of Merger with Cosmetic Center pursuant to which PFC will merge with and into Cosmetic Center, with Cosmetic Center surviving the merger (the "Merger"). In the Merger, Products Corporation would receive newly issued common stock of Cosmetic Center constituting between 74% and 84% of the outstanding common stock. The Merger is subject to a number of significant conditions, including obtaining financing for Cosmetic Center and approval of the transaction by Cosmetic Center stockholders, among other conditions.

								   SCHEDULE II

		       REVLON, INC. AND SUBSIDIARIES
		     VALUATION AND QUALIFYING ACCOUNTS
		YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
			   (DOLLARS IN MILLIONS)

                                           BA.ANCE AT    CHARGED TO                  BALANCE
                                           BEGINNING      COST AND       OTHER       AT END
                                            OF YEAR       EXPENSES     DEDUCTIONS    OF YEAR
                                         ------------  ------------  ------------  ---------
YEAR ENDED DECEMBER 31, 1996:
Applied against asset accounts:
 Allowance for doubtful accounts  ......     $13.6         $ 7.1       $ (7.8)(1)     $12.9
 Allowance for volume and early payment
  discounts ............................     $10.1         $43.8       $(41.9)(2)     $12.0
YEAR ENDED DECEMBER 31, 1995:
Applied against asset accounts:
 Allowance for doubtful accounts  ......     $11.1         $ 5.5       $ (3.0)(1)     $13.6
 Allowance for volume and early payment
  discounts ............................     $10.6         $33.3       $(33.8)(2)     $10.1
YEAR ENDED DECEMBER 31, 1994:
Applied against asset accounts:
 Allowance for doubtful accounts  ......     $14.6         $ 4.6       $ (8.1)(1)     $11.1
 Allowance for volume and early payment
  discounts ............................     $ 9.7         $26.0       $(25.1)(2)     $10.6

------------

Notes:

   (1) Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

   (2) Discounts taken, reclassifications and foreign currency translation adjustments.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Revlon, Inc.
                                                   (Registrant)


By: /s/ George Fellows                       By: /s/ William J. Fox                    By: /s/ Lawrence E. Kreider
  ----------------------------------------   ----------------------------------------  ----------------------------------------
            George Fellows                                William J. Fox                            Lawrence E. Kreider
              President,                                   Senior Executive Vice                     Senior Vice
              Chief Executive Officer                      President,                                President,
              and Director                                 Chief Financial Officer                   Controller and
                                                           and Director                              Chief Accounting Officer



Dated: February 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on February 14, 1997 and in the capacities indicated.


Signature                                                          Title

*                                                                  Chairman of the Executive Committee of the Board and
-----------------------------------                                Director
(Ronald O. Perelman)

*                                                                  Chairman of the Board and Director
-----------------------------------
    (Jerry W. Levin)

/s/ George Fellows                                                 President, Chief Executive Officer and Director
-----------------------------------
    (George Fellows)

/s/ William J. Fox                                                 Senior Executive Vice President, Chief Financial
-----------------------------------                                Officer and Director
    (William J. Fox)

*                                                                  Director
-----------------------------------
(Donald G. Drapkin)

*                                                                  Director
-----------------------------------
(Howard Gittis)



*                                                                  Director
-----------------------------------
(Edward J. Landau)

*                                                                  Director
-----------------------------------
(Vernon E. Jordan)

*                                                                  Director
-----------------------------------
(Henry A. Kissinger)

*                                                                  Director
-----------------------------------
(Meyer Feldberg)

*                                                                  Director
-----------------------------------
(Linda G. Robinson)

*                                                                  Director
-----------------------------------
(Terry Semel)

*                                                                  Director
-----------------------------------
(Martha Stewart)



o Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such Directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman



Robert K. Kretzman
Attorney-in-fact