Form 10-Q
period 1997-03-31
REVLON INC /DE/
filed 1997-04-30
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    ------------------

                        Commission file number 33-99558

                                  REVLON, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         13-3662955
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 625 MADISON AVENUE, NEW YORK, NEW YORK                          10022
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 212-527-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997 19,878,725 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by Revlon Worldwide Corporation, an indirectly wholly owned subsidiary of Mafco Holdings, Inc.

                                Total Pages - 12

                         REVLON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                        MARCH 31,    DECEMBER 31,
                        ASSETS                                            1997          1996
                                                                       -----------   -----------
                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents.........................................   $    35.6     $    38.6
   Trade receivables, less allowances of $22.3
       and $24.9, respectively.......................................       394.5         426.3
   Inventories.......................................................       305.9         281.0
   Prepaid expenses and other........................................        80.5          74.5
                                                                       -----------   -----------
       Total current assets..........................................       816.5         820.4
Property, plant and equipment, net...................................       374.0         381.1
Other assets.........................................................       141.6         139.2
Intangible assets related to businesses acquired, net................       279.7         280.6
                                                                       ===========   ===========
       Total assets..................................................   $ 1,611.8     $ 1,621.3
                                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Short-term borrowings - third parties.............................   $    23.4     $    27.1
   Current portion of long-term debt - third parties.................         8.4           8.8
   Accounts payable..................................................       146.8         161.9
   Accrued expenses and other........................................       321.4         365.2
                                                                       -----------   -----------
       Total current liabilities.....................................       500.0         563.0
Long-term debt - third parties ......................................     1,404.2       1,321.8
Long-term debt - affiliates..........................................        30.4          30.4
Other long-term liabilities..........................................       202.4         202.8

Stockholders' deficiency:
   Preferred stock, par value $.01 per share; 20,000,000
       shares authorized, 546 Series A Preferred Stock issued
       and outstanding...............................................        54.6          54.6
   Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,878,725 and 19,875,000, respectively,
       issued and outstanding........................................         0.2           0.2
   Class B Common Stock, par value $.01 per share; 200,000,000
       shares authorized, 31,250,000 issued and outstanding..........         0.3           0.3
   Capital deficiency................................................      (233.1)       (233.2)
   Accumulated deficit since June 24, 1992...........................      (325.9)       (300.4)
   Adjustment for minimum pension liability..........................       (12.4)        (12.4)
   Currency translation adjustment...................................        (8.9)         (5.8)
                                                                       -----------   -----------
       Total stockholders' deficiency................................      (525.2)       (496.7)
                                                                       -----------   -----------
       Total liabilities and stockholders' deficiency................   $ 1,611.8     $ 1,621.3
                                                                       ===========   ===========

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                         1997            1996
                                                                    -------------   -------------
Net sales.......................................................     $     492.5     $     464.3
Cost of sales...................................................           166.2           152.9
                                                                    -------------   -------------
   Gross profit.................................................           326.3           311.4
Selling, general and administrative expenses....................           303.8           295.1
Business consolidation costs....................................             5.4               -
                                                                    -------------   -------------
   Operating income ............................................            17.1            16.3
                                                                    -------------   -------------
Other expenses (income):
   Interest expense.............................................            33.3            34.3
   Interest and net investment income...........................            (0.7)           (1.0)
   Amortization of debt issuance costs..........................             2.0             2.5
   Foreign currency losses, net.................................             1.8             2.1
   Miscellaneous, net...........................................             0.7             0.5
                                                                    -------------   -------------
       Other expenses, net......................................            37.1            38.4
                                                                    -------------   -------------
Loss before income taxes........................................           (20.0)          (22.1)

Provision for income taxes......................................             5.5             7.0
                                                                    -------------   -------------
Loss  before extraordinary item.................................           (25.5)          (29.1)

Extraordinary item - early extinguishment of debt...............             --             (6.6)
                                                                    -------------   -------------
Net loss........................................................     $     (25.5)    $     (35.7)
                                                                    =============   =============
Loss per common share:
   Loss before extraordinary item ..............................     $     (0.50)    $     (0.64)
   Extraordinary item ..........................................             --           (0.15)
                                                                    -------------   -------------
   Net loss ....................................................     $     (0.50)    $     (0.79)
                                                                    =============   =============
   Weighted average common shares outstanding...................      51,125,673      45,375,000
                                                                    =============   =============

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              --------------------
                                                                               1997         1996
                                                                              -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss..................................................................    $(25.5)      $(35.7)
Adjustments to reconcile net loss to net cash (used for)
   provided by operating activities:
   Depreciation and amortization..........................................      24.6         22.1
   Extraordinary item.....................................................       -            6.6
   Business consolidation costs...........................................       5.4          -
   Change in assets and liabilities:
       Decrease in trade receivables......................................      26.0          3.7
       Increase in inventories............................................     (27.9)       (36.4)
       Increase in prepaid expenses and other current assets..............      (7.9)        (9.8)
       Decrease in accounts payable.......................................     (12.4)        (8.7)
       Decrease in accrued expenses and other current liabilities.........     (44.9)       (31.3)
       Other, net.........................................................     (17.5)       (10.9)
                                                                              -------      -------
Net cash used for operating activities....................................     (80.1)      (100.4)
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures......................................................      (8.0)       (11.8)
Other, net................................................................       -           (0.3)
                                                                              -------      -------
Net cash used for investing activities....................................      (8.0)       (12.1)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings - third parties .........      (2.4)         0.4
Proceeds from the issuance of long-term debt - third parties..............     138.2        140.3
Repayment of long-term debt - third parties...............................     (50.4)      (222.5)
Net proceeds from issuance of common stock................................       0.1        187.8
Proceeds from the issuance of debt - affiliates...........................      33.9         19.4
Repayment of debt - affiliates............................................     (33.9)       (19.4)
Payment of debt issuance costs............................................       -          (10.9)
                                                                              -------      -------
Net cash provided by financing activities.................................      85.5         95.1
                                                                              -------      -------
Effect of exchange rate changes on cash and cash equivalents..............      (0.4)        (0.5)
                                                                              -------      -------
   Net decrease in cash and cash equivalents..............................      (3.0)       (17.9)
   Cash and cash equivalents at beginning of period.......................      38.6         36.3
                                                                              -------      -------
   Cash and cash equivalents at end of period..............................   $ 35.6       $ 18.4
                                                                              =======      =======
Supplemental schedule of cash flow information:
   Cash paid during the period for:
       Interest ..........................................................    $ 39.6       $ 43.7
       Income taxes, net of refunds.......................................       2.9          5.0

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


(1) BASIS OF PRESENTATION

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

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first quarter of 1997 and 1996, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $22.2 and $14.9, respectively, and such amounts were deferred.

(2) INVENTORIES

                                                    March 31,     December 31,
                                                      1997            1996
                                                    ---------     ------------
         Raw materials and supplies                 $    94.2     $       76.6
         Work-in-process                                 21.4             19.4
         Finished goods                                 190.3            185.0
                                                    ---------     ------------
                                                    $   305.9     $      218.0
                                                    =========     ============

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

(4) NET LOSS PER SHARE

         The net loss per share has been computed based upon the weighted average of 42,500,000 shares of common stock outstanding prior to the Offering and 51,125,000 shares of common stock outstanding after the Offering.
The effect of stock options has not been included as it is anti-dilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

(5) EXTRAORDINARY ITEM

         The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Offering and Credit Agreement.

(6) BUSINESS CONSOLIDATIONS

         In the first quarter of 1997 the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance and other related costs in certain International operations. As of March 31, 1997 substantially all of the costs were included in accrued expenses and other.

(7) MERGER OF SUBSIDIARY

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc., a wholly owned subsidiary of Products Corporation ("PFC"), and The Cosmetic Center, Inc. ("Cosmetic Center") completed the merger of PFC with and into Cosmetic Center, with Cosmetic Center surviving the merger ( the "Merger"). In the Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C common stock of Cosmetic Center constituting approximately 85% of the outstanding common stock. Accordingly, the Merger will be accounted for as a reverse acquisition using the purchase method of accounting and PFC will be considered the acquiring entity for accounting purposes, even though Cosmetic Center is the surviving legal entity.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for the first quarters of 1997 and 1996, respectively:

                                            Quarter Ended March 31,
                                            -----------------------
                                                1997        1996
                                            ----------- -----------
Net sales:
    United States...........................  $ 282.5     $ 259.6
    International...........................    210.0       204.7
                                            ----------- -----------
                                              $ 492.5     $ 464.3
                                            =========== ===========

         The following sets forth certain statements of operations data as a percentage of net sales for the first quarters of 1997 and 1996, respectively:

                                            Quarter Ended March 31,
                                            -----------------------
                                                1997        1996
                                            ----------- -----------
    Cost of sales...........................     33.7%       32.9%
    Gross profit............................     66.3        67.1
    Selling, general and administrative
         expenses...........................     61.7        63.6
    Business consolidation costs............      1.1         -
    Operating income........................      3.5         3.5

Net sales

         Net sales were $492.5 and $464.3 for the first quarter of 1997 and 1996, respectively, an increase of $28.2, or 6.1%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $282.5 for the first quarter of 1997 from $259.6 for the first quarter of 1996, an increase of $22.9, or 8.8%. Net sales improved for the first quarter of 1997 primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics in the United States, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its Revlon branded cosmetics in the color cosmetics business in the United States self-select distribution channel to 21.9% in the first quarter of 1997 from 21.6% in the first quarter of 1996, continuing as the number one brand in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1997, certain products launched during 1996) generated incremental net sales in the first quarter of 1997, principally

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup, and blush, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer and launches of REVLON AGE DEFYING line extensions, STREETWEAR nail enamel and NEW COMPLEXION face makeup.

         International. The International operation's net sales increased to $210.0 for the first quarter of 1997 from $204.7 for the first quarter of 1996, an increase of $5.3, or 2.6% on a reported basis or 6.3% on a constant U.S. dollar basis. Net sales improved principally as a result of successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and REVLON AGE DEFYING makeup, increased distribution into the expanding self-select distribution channel, the further development of new international markets, partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta, and several other European currencies, the South African rand and the Japanese yen and partially offset by sales lost in exiting the unprofitable demonstrator-assisted channel in Japan. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 0.2% to $95.4 for the first quarter of 1997 as compared to the first quarter of 1996 ); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 12.0% to $74.7 for the first quarter of 1997 as compared to the first quarter of 1996 ); and the Far East (in which net sales decreased by 6.8% to $39.9 for the first quarter of 1997 as compared to the first quarter of 1996 ). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales for the first quarter of 1997 would have been at the same level as those in the first quarter of 1996.

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes were $34.4, $6.8 and $4.4, respectively, for the first quarter of 1997 compared to $31.6, $7.3 and $6.0, respectively, for the first quarter of 1996. In Mexico, operating results for the first quarter of 1997 and 1996 were adversely affected by the continued weakness of the Mexican economy. Effective January 1997, Mexico is considered a hyperinflationary economy. In Venezuela, operating results for the first quarter of 1997 and 1996 were adversely affected by high inflation and in the 1996 period by a currency devaluation.

Cost of sales

         As a percentage of net sales, cost of sales was 33.7% for the first quarter of 1997 compared to 32.9% for the first quarter of 1996, respectively. The increase in cost of sales as a percentage of net sales is due primarily to changes in product mix involving an increase in sales of the Company's higher cost enhanced performance technology-based products, an increase in export sales, increased sales of lower margin products (such as those products sold in Brazil), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain international markets. This was partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. The aforementioned increases in sales that negatively impacted cost of sales as a percentage of net sales were, however, more profitable to the Company's overall operating results.

 Selling, general & administrative ("SG&A") expenses

         As a percentage of net sales, SG&A expenses were 61.7% for the first quarter of 1997, an improvement from 63.6% for the first quarter of 1996. SG&A expenses other than advertising expense, as a percentage of net sales, improved to 45.4% for the first quarter of 1997 compared with 47.3% for the first quarter of 1996 primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in the first quarter of 1997 compared with the first quarter of 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion in the first quarter of 1997 compared with the first quarter of 1996 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising expense increased by 5.9% to $80.2, or 16.3% of net sales, for the first quarter of 1997 compared to $75.7, or 16.3% of net sales, for the first quarter of 1996.

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Business consolidation costs

         In the first quarter of 1997 the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance and other related costs in certain International operations. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future. Facilities relating to such operations are held for sale, and the Company believes it may realize a gain based upon current estimated market values.

Operating income

         As a result of the foregoing, operating income increased by $0.8, or 4.9%, to $17.1 for the first quarter of 1997 from $16.3 for the first quarter of 1996.

Other expenses/income

         Interest expense was $33.3 for the first quarter of 1997 compared to $34.3 for the first quarter of 1996. The reduction in interest expense is attributable to lower average outstanding borrowings under the Credit Agreement and lower interest rates under the Credit Agreement than under the Former Credit Agreement.

         Foreign currency losses, net, were $1.8 for the first quarter of 1997 compared to $2.1 for the first quarter of 1996. The reduction in the foreign currency loss in the first quarter of 1997 as compared to the first quarter of 1996 was due to a stable Venezuelan bolivar versus the devaluation which occurred in the first quarter of 1996, partially offset by the relatively greater strengthening of the U.S. dollar and U.K. pound against most foreign currencies.

Provision for income taxes

         The provision for income taxes was $5.5 and $7.0 for the first quarter of 1997 and the first quarter of 1996, respectively. The decrease was primarily attributable to the implementation of tax planning involving the utilization of net operating loss carryforwards in certain International operations, partially offset by higher taxable income in certain International operations.

Extraordinary item

         The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of the Former Credit Agreement prior to maturity with the net proceeds from the Offering and Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $80.1 and $100.4 for the first quarter of 1997 and 1996, respectively. The decrease in net cash used for operating activities for the first quarter of 1997 compared with the first quarter of 1996 resulted primarily from higher operating income, lower taxes paid, net of refunds and improved working capital management.

         Net cash used for investing activities was $8.0 and $12.1 for the first quarter of 1997 and 1996, respectively. Net cash used for investing activities for the first quarter of 1997 and 1996, respectively, consisted primarily of capital expenditures.

         Net cash provided by financing activities was $85.5 and $95.1 for the first quarter of 1997 and 1996, respectively. Net cash provided by financing activities for 1997 included cash drawn under the Credit Agreement, partially offset by the repayment of approximately $4.6 under the Company's yen-denominated credit agreement (the "Yen Credit Agreement"). Net cash provided by financing activities for 1996 included the net proceeds from the Offering, cash drawn under the Former Credit Agreement and under the Credit Agreement, partially offset by the

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


repayment of borrowings under the Former Credit Agreement, the payment of fees and expenses related to the Credit Agreement and repayment of approximately $5.2 under the Yen Credit Agreement.

         The Credit Agreement is comprised of four senior secured facilities: a $130.0 term loan facility, a $220.0 multi-currency facility, a $200.0 revolving acquisition facility and a $50.0 special standby letter of credit facility. As of March 31, 1997 Products Corporation had approximately $129.0 outstanding under the term loan facility, $112.6 outstanding under the multi-currency facility, $37.0 outstanding under the revolving acquisition facility and $34.5 outstanding under the special standby letter of credit facility. In January 1997, the Credit Agreement was amended to, among other things, permit the merger of PFC into Cosmetic Center and generally to exclude Cosmetic Center (as the survivor of the merger) from the definition of "subsidiary" under the Credit Agreement. In accordance with scheduled reductions, the term loan facility was reduced by $1.0 on January 31, 1997.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately [yen]4.3 billion as of March 31, 1997 (approximately $34.9 U.S. dollar equivalent as of March 31, 1997) and is currently due on December 31, 1997. Products Corporation is currently negotiating an extension of the term of the Yen Credit
Agreement. In the event that such extension is not obtained, the Company is able and intends to refinance the Yen Credit Agreement under the Credit Agreement. Accordingly, the Company's obligation under the Yen Credit Agreement has been classified as long-term as of March 31, 1997. In accordance with the terms of the Yen Credit Agreement, approximately [yen]539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately [yen]539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997.

         The $61.0 aggregate principal amount of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 previously purchased on the open market by Products Corporation (which was not previously used for sinking fund payments) and no longer outstanding will be used to meet future sinking fund requirements of such issue. $9.0 aggregate principal amount of previously purchased debentures will be used for the sinking fund payment due July 15, 1997.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of March 31, 1997.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1997 will be approximately $60, including approximately $10 for upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreement will be required for 1997.

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


         As of March 31, 1997, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December
2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month London Inter-Bank Offered Rate (6.00% per annum at April 21, 1997) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on March 31, 1997, a loss of approximately $6.5 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for the first quarter of 1997 was approximately $0.8. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $2.3 as of March 31, 1997. Although cash flow from the presently outstanding agreements was slightly positive for the first quarter of 1997, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to have a slightly negative cash flow from these agreements in 1997, although no assurances can be given that short-term interest rates will not rise above current levels. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Products Corporation enters into forward foreign exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. At March 31, 1997, Products Corporation had forward foreign exchange contracts denominated in various currencies, predominantly the U.K. pound, of approximately $67.5 (U.S. dollar equivalent). If Products Corporation had terminated these contracts on March 31, 1997, no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of the Company. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividends or distributions on the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Senior Notes and the Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions up to $5.0 per annum in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. 1996 Stock Plan. However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended March 31, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to future financial performance, including growth in net sales

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


and earnings, cash flows from operations, improved results from business consolidations, the possibility of gains from dispositions of facilities held for sale, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated" or "anticipates" to be uncertain and forward-looking. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes;
(viii) difficulties or delays in realizing improved results from business consolidations and in realizing gains from the sale of certain facilities held for sale; and (ix) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers.

EFFECT OF NEW ACCOUNTING STANDARD

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

PART II - OTHER INFORMATION

(a)      EXHIBITS

Exhibit No.
-----------

4.8 First Amendment and Consent, dated as of March 10, 1997, with respect to the Yen Credit Agreement.
10.10 Employment Agreement, dated as of January 1, 1997, between Products Corporation and George Fellows.

(b)      REPORTS ON FORM 8-K - None

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVLON, INC.
                                  ------------
                                   Registrant

By: /s/ William J. Fox                    By: /s/ Lawrence E. Kreider
   ------------------------------------      ----------------------------------
        William J. Fox                            Lawrence E. Kreider
        Senior Executive Vice President           Senior Vice President,
        and Chief Financial Officer               Controller and Chief
                                                  Accounting Officer

Dated:  April 30, 1997