Form 10-Q
period 1997-06-30
REVLON INC /DE/
filed 1997-08-13
CIK 887921

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------

                                   FORM 10-Q

(Mark One)
 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1997

                                      OR
___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________ to _______________

                        Commission file number 1-11178

                                 REVLON, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-3662955
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

625 MADISON AVENUE, NEW YORK, NEW YORK                       10022
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: 212-527-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---


As of June 30, 1997, 19,881,675 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by Revlon Worldwide Corporation, an indirectly wholly owned subsidiary of Mafco Holdings, Inc.


                               Total Pages - 16

                         REVLON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                            JUNE 30,          DECEMBER 31,
                                 ASSETS                                                       1997               1996
                                                                                          ------------        ------------
                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents ....................................................          $     39.9         $     38.6
   Trade receivables, less allowances of $24.4
      and $24.9, respectively ...................................................               394.1              426.3
   Inventories ..................................................................               367.1              281.0
   Prepaid expenses and other ...................................................                83.9               74.5
                                                                                          ------------        ------------
       Total current assets .....................................................               885.0              820.4
Property, plant and equipment, net ..............................................               382.1              381.1
Other assets ....................................................................               146.8              139.2
Intangible assets, net ..........................................................               298.3              280.6
                                                                                          ------------        ------------
         Total assets ...........................................................          $  1,712.2         $  1,621.3
                                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Short-term borrowings - third parties ........................................          $     22.6         $     27.1
   Current portion of long-term debt - third parties ............................                 8.3                8.8
   Accounts payable .............................................................               172.0              161.9
   Accrued expenses and other ...................................................               321.7              365.2
                                                                                          ------------        ------------
       Total current liabilities ................................................               524.6              563.0
Long-term debt - third parties ..................................................             1,472.6            1,321.8
Long-term debt - affiliates .....................................................                30.8               30.4
Other long-term liabilities .....................................................               220.4              202.8

Stockholders' deficiency:
           Preferred stock, par value $.01 per share, 20,000,000
               shares authorized, 546 shares of Series A Preferred Stock
               issued and outstanding ...........................................                54.6               54.6
           Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,881,675 and 19,875,000 issued and
                   outstanding, respectively ....................................                 0.2                0.2
           Class B Common Stock, par value $.01 per share; 200,000,000
               shares authorized, 31,250,000 issued and outstanding .............                 0.3                0.3
           Capital deficiency ...................................................              (233.0)            (233.2)
           Accumulated deficit since June 24, 1992 ..............................              (331.4)            (300.4)
           Adjustment for minimum pension liability .............................               (12.4)             (12.4)
           Currency translation adjustment ......................................               (14.5)              (5.8)
                                                                                          ------------        ------------
                   Total stockholders' deficiency ...............................              (536.2)            (496.7)
                                                                                          ------------        ------------
                   Total liabilities and stockholders' deficiency ...............          $  1,712.2         $  1,621.3
                                                                                          ============        ============





      See Notes to Unaudited Consolidated Condensed Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                              ------------------------- ------------------------
                                                   1997         1996         1997        1996
                                              ------------ ------------ ------------ -----------
Net sales .................................... $     572.2  $     517.9  $   1,064.7  $     982.2
Cost of sales ................................       201.8        170.7        368.0        323.6
                                              ------------ ------------ ------------ ------------
 Gross profit ................................       370.4        347.2        696.7        658.6
Selling, general and administrative expenses         322.6        304.6        626.4        599.7
Business consolidation costs and other, net ..         4.0           --          9.4           --
                                              ------------ ------------ ------------ ------------
 Operating income ............................        43.8         42.6         60.9         58.9
                                              ------------ ------------ ------------ ------------
Other expenses (income):
 Interest expense ............................        33.6         31.7         66.9         66.0
 Interest and net investment income  .........        (0.8)        (1.0)        (1.5)        (2.0)
 Gain on sale of subsidiary stock ............        (6.0)          --         (6.0)          --
 Amortization of debt issuance costs  ........         1.8          2.0          3.8          4.5
 Foreign currency losses, net ................         1.0          1.7          2.8          3.8
 Miscellaneous, net ..........................         1.3          0.8          2.0          1.3
                                              ------------ ------------ ------------ ------------
  Other expenses, net ........................        30.9         35.2         68.0         73.6
                                              ------------ ------------ ------------ ------------
Income (loss) before income taxes ............        12.9          7.4         (7.1)       (14.7)
Provision for income taxes ...................         3.5          5.9          9.0         12.9
                                              ------------ ------------ ------------ ------------
Income (loss) before extraordinary item  .....         9.4          1.5        (16.1)       (27.6)
Extraordinary item--early extinguishment of
 debt ........................................       (14.9)          --        (14.9)        (6.6)
                                              ------------ ------------ ------------ ------------
Net (loss) income ............................ $      (5.5) $       1.5  $     (31.0) $     (34.2)
                                              ============ ============ ============ ============
 Income (loss) per common share:
 Income (loss) before extraordinary item  .... $      0.18  $      0.03  $     (0.32) $     (0.57)
 Extraordinary item ..........................       (0.29)          --        (0.29)       (0.14)
                                              ------------ ------------ ------------ ------------
 Net (loss) income ........................... $     (0.11) $      0.03  $     (0.61) $     (0.71)
                                              ============ ============ ============ ============
 Weighted average common shares outstanding ..  51,129,778   51,125,000   51,127,731   48,250,000
                                              ============ ============ ============ ============

     See Notes to Unaudited Consolidated Condensed Financial Statements.

                        REVLON, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ---------------------
                                                                      1997       1996
                                                                  ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................  $ (31.0)   $ (34.2)
Adjustments to reconcile net loss to net cash (used for)
 provided by operating activities:
 Depreciation and amortization ...................................     50.9       44.7
 Extraordinary item ..............................................     14.9        6.6
 Gain on sale of subsidiary stock ................................     (6.0)        --
 Change in assets and liabilities:
  Decrease (increase) in trade receivables .......................     25.8       (5.4)
  Increase in inventories ........................................    (37.8)     (50.7)
  Decrease (increase) in prepaid expenses and other current
  assets..........................................................      1.7       (8.7)
  Increase in accounts payable ...................................      2.2        5.6
  Decrease in accrued expenses and other current liabilities  ....    (69.6)     (48.6)
  Other, net .....................................................    (37.6)     (23.7)
                                                                  ---------- ----------
Net cash used for operating activities ...........................    (86.5)    (114.4)
                                                                  ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .............................................    (22.5)     (26.5)
Acquisition of businesses, net of cash acquired ..................    (19.9)      (4.1)
                                                                  ---------- ----------
Net cash used for investing activities ...........................    (42.4)     (30.6)
                                                                  ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings--third parties  .     (3.8)       0.5
Proceeds from the issuance of long-term debt--third parties  .....    503.2      186.5
Repayment of long-term debt--third parties .......................   (364.8)    (230.5)
Net proceeds from issuance of common stock .......................      0.2      187.8
Proceeds from the issuance of debt--affiliates ...................     62.3       66.9
Repayment of debt--affiliates ....................................    (61.9)     (66.9)
Payment of debt issuance costs ...................................     (4.1)     (10.9)
                                                                  ---------- ----------
Net cash provided by financing activities ........................    131.1      133.4
                                                                  ---------- ----------
Effect of exchange rate changes on cash and cash equivalents  ....     (0.9)      (1.0)
                                                                  ---------- ----------
 Net increase (decrease) in cash and cash equivalents  ...........      1.3      (12.6)
 Cash and cash equivalents at beginning of period ................     38.6       36.3
                                                                  ---------- ----------
 Cash and cash equivalents at end of period ......................  $  39.9    $  23.7
                                                                  ========== ==========

Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest .......................................................  $  68.5    $  69.8
  Income taxes, net of refunds ...................................      7.2       10.7

Supplemental schedule of noncash investing activities:
 In connection with business acquisitions, liabilities
  were assumed as follows:
  Fair value of assets acquired ..................................  $  71.5    $   6.7
  Cash paid ......................................................    (21.2)      (4.2)
                                                                  ---------- ----------
  Liabilities assumed ............................................  $  50.3    $   2.5
                                                                  ========== ==========

     See Notes to Unaudited Consolidated Condensed Financial Statements.

                                4

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

         The Company recognizes gains and losses on sales of subsidiary stock in its Statements of Operations.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first half of 1997 and 1996, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $44.9 and $33.8, respectively, and such amounts were deferred.

2.    INVENTORIES

                                                  JUNE 30,       DECEMBER 31,
                                                    1997             1996
                                                  --------         --------
Raw materials and supplies ...................   $   91.9         $   76.6
Work-in-process ..............................       21.6             19.4
Finished goods ...............................      253.6            185.0
                                                  --------         --------
                                                 $  367.1         $  281.0
                                                  ========         ========

                         REVLON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


(3)  INITIAL PUBLIC OFFERING

         On March 5, 1996, the Company completed an initial public offering (the "Offering") in which it issued and sold 8,625,000 shares of its Class A Common Stock for $24.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $187.8 were used to repay borrowings outstanding under the credit agreement in effect at that time (the "1995 Credit Agreement") and to pay fees and expenses related to the credit agreement which became effective on March 5, 1996 (the "1996 Credit Agreement").

(4)  NET INCOME (LOSS) PER SHARE

         The net income (loss) per share has been computed based upon the weighted average of shares of common stock outstanding. The effect of unexercised stock options has not been included as it is either immaterial or anti-dilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements issued after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

(5)  EXTRAORDINARY ITEM

         The extraordinary item in the second quarter of 1997 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the 1996 Credit Agreement prior to maturity and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures"). The extinguishment of borrowings under the 1996 Credit Agreement and the redemption of the Sinking Fund Debentures were financed by the proceeds from a new credit agreement which became effective in May 1997 (the "Credit Agreement"). The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the 1995 Credit Agreement prior to maturity with the net proceeds from the Offering and proceeds from the 1996 Credit Agreement.

(6)  BUSINESS CONSOLIDATIONS AND OTHER, NET

         In the second quarter of 1997, the Company's retail subsidiary incurred business consolidation costs, including severance and other costs, in connection with the consolidation of certain warehouse, distribution and headquarter operations related to the consummation of the merger with The Cosmetic Center, Inc. (See Note 7). In addition, the Company incurred business consolidation costs in connection with the implementation of its business strategy to rationalize factory operations primarily including severance and other related costs in certain International operations. These business consolidation costs were partially offset by an approximately $12.7 settlement of a claim. In the first quarter of 1997, the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations primarily including severance and other related costs in certain International operations. As of June 30, 1997, the balance of the business consolidations liability was approximately $20.9, which amounts are included in accrued expenses and other and other long-term liabilities.

                         REVLON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



(7)  MERGER OF SUBSIDIARY

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, and The Cosmetic Center, Inc. ("CCI") completed the merger of PFC with and into CCI (the "Merger") with The Cosmetic Center, Inc. (subsequent to the Merger, "Cosmetic Center" ) surviving the Merger. In the Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C common stock of Cosmetic Center constituting approximately 85.0% of the outstanding common stock. Accordingly, the Merger was accounted for as a reverse acquisition using the purchase method of accounting, and PFC is considered the acquiring entity for accounting purposes, even though Cosmetic Center is the surviving legal entity. The deemed purchase price paid for the acquisition was approximately $27.9 and the goodwill associated with the Merger was approximately $10.5. The Company recognized a gain of $6.0 resulting from the sale of subsidiary stock pursuant to the Merger. The results for the Company for the period ended
June 30, 1997 include the results of operations of Cosmetic Center since the effective date of the Merger.

         The results of Cosmetic Center as reflected in the accounts of the Company (which, using the Company's basis of presentation, includes buying, occupancy and distribution costs in SG&A expenses) are as follows (for periods prior to April 25, 1997, only PFC's results are reported):


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                           ------------------    ------------------
                                             1997       1996      1997        1996
                                           -------    -------    -------    -------
 Net sales ...........................    $  36.5    $  16.3    $  49.3    $  29.0
 Gross profit ........................       14.5        5.8       21.5        9.6
 Business consolidation costs ........        4.0        -          4.0        -
 Operating loss.......................       (4.2)      (0.6)      (6.7)      (3.6)

         The following represents the summary pro forma information as if the Merger had occurred at January 1, 1997. The summary pro forma information below combines the actual results of the Company (including Cosmetic Center after the Merger) and CCI and PFC (prior to the Merger) and reflects increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Merger that would have been incurred had the Merger occurred on January 1, 1997. The summary pro forma information is not necessarily indicative of the results of operations of the Company had the Merger occurred at January 1, 1997, nor is it necessarily indicative of future results.


                                                       SIX MONTHS ENDED
                                                        JUNE 30, 1997
                                                       ----------------
Net sales.........................................      $     1,100.3
Operating income..................................               58.8
Loss before extraordinary item....................      $       (19.6)
                                                       ===============
Loss before extraordinary item per common share...      $       (0.38)
                                                       ===============

                         REVLON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



(8)  NEW CREDIT AGREEMENT

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used to repay the loans outstanding under the 1996 Credit Agreement and to redeem the Sinking Fund Debentures and will be used for general corporate purposes or, in the case of the Acquisition Facility (as defined herein), the financing of acquisitions.

         The Credit Agreement is comprised of five senior secured facilities: a $115.0 initial term loan facility (the "Term Loan Facility"), an $85.0 deferred draw term loan facility (the "Deferred Draw Term Loan Facility" and, together with the Term Loan Facility, the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility") and a $50.0 special standby letter of credit facility (the "Special LC Facility" and together with the Term Loan Facility, the Deferred Draw Term Loan Facility, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation, in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation, in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At June 30, 1997 Products Corporation had approximately $115.0 outstanding under the Term Loan Facility, zero outstanding under the Deferred Draw Term Loan Facility, $196.2 outstanding under the Multi-Currency Facility, zero outstanding under the Acquisition Facility and $34.4 outstanding under the Special LC Facility.

         The Credit Facilities (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1/2 of 1% (or 1.5% for Local Loans); or (B) the Eurodollar Rate plus 1.5%. Loans in foreign currencies bear interest at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 1.5%. The applicable margin is reduced (or increased, but not above 3/4 of 1% for Alternate Base Rate Loans not constituting Local Loans and 1.75% for other loans) in the event Products Corporation attains (or fails to attain) certain leverage ratios. Products Corporation pays the Lender a commitment fee of 3/8 of 1% of the unused portion of the Credit Facilities, subject to reduction (or increase, but not above 1/2 of 1%) based on attaining (or failing to attain) certain leverage ratios. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement. Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders,
(iii) the net proceeds from the issuance by Holdings, Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries (unless certain leverage ratios are attained) and (v) certain scheduled reductions in the case of the Term Loan Facilities, which commence on May 31, 1998 in the aggregate amount of $1.0 annually over the remaining life of the Credit Agreement, and in the case of the Acquisition Facility, which will commence on December 31, 1999 in the amount of $25.0, $60.0 during 2000, $90.0 during 2001 and $25.0 during 2002 (which reductions will be proportionately increased if the Acquisition Facility is increased). The Credit Agreement will terminate on May 30, 2002. The weighted average interest rates on the Term Loan Facility and the Multi-Currency Facility were 6.5%, and 7.4% per annum, respectively, as of June 30, 1997. Effective as of July 31, 1997, the interest rates under the Credit Facilities were reduced by .25%.

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, the Company and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by
(i) mortgages on Holdings' Edison, New Jersey and Products Corporation's Phoenix, Arizona facilities; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital

                         REVLON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                  STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations, working capital lines and the Company's Yen-denominated credit agreement (the "Yen Credit Agreement").

         The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to the Company or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission ("Commission") filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions in certain circumstances to finance the purchase by the Company of its common stock in connection with the delivery of such common stock to grantees under any stock option plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Company common stock on the market to satisfy matching obligations under an excess savings plan may not exceed $6.0 per annum, (iii) creating liens or other encumbrances on their assets or revenues, granting negative pledges or selling or transferring any of their assets except in the ordinary course of business, all subject to certain limited exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain minimum interest coverage, and covenants which limit the leverage ratio of Products Corporation and the amount of capital expenditures.

(9)  COSMETIC CENTER CREDIT FACILITY

      In connection with the Merger, Cosmetic Center entered into a loan and security agreement (the "Cosmetic Center Facility"). Cosmetic Center paid the then outstanding balance of $14.0 on CCI's former credit agreement with borrowings under the Cosmetic Center Facility. On April 28, 1997, Cosmetic Center used approximately $21.2 of borrowings under the Cosmetic Center Facility to fund the cash election associated with the Merger. The Cosmetic Center Facility, which expires on April 30, 1999, provides up to $70.0 of revolving credit tied to a borrowing base of 65% of Cosmetic Center's eligible inventory, as defined in the Cosmetic Center Facility. Borrowings under the Cosmetic Center Facility are secured by Cosmetic Center's accounts receivable and inventory (and proceeds therefrom). Under the Cosmetic Center Facility, Cosmetic Center may borrow at the London Inter-Bank Offered Rate ("LIBOR") plus 2.25% or at the bank's prime rate plus 0.5%. Cosmetic Center also pays a commitment fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months which is payable every three months. If Cosmetic Center terminates the Cosmetic Center Facility, Cosmetic Center is obligated to pay a prepayment penalty of $0.7 if the termination occurs before the first anniversary date of the Cosmetic Center Facility and $0.2 if the termination occurs after the first anniversary date. The Cosmetic Center Facility contains various restrictive covenants and requires Cosmetic Center to maintain a minimum tangible net worth and an interest coverage ratio. At June 30, 1997, Cosmetic Center had approximately $33.0 outstanding under the Cosmetic Center Facility.

(10)  SUBSEQUENT EVENT

      Effective July 1, 1997, Revlon Holdings Inc. contributed to Products Corporation substantially all of the assets and liabilities of the Bill Blass business not already owned by Products Corporation (the "Blass Business"). The net assets contributed were $0.0. The contributed assets and liabilities will be accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, prior period financial statements will be restated as if the contribution took place at the beginning of the earliest period. For the three months ended June 30, 1997 and 1996, the Blass Business' net sales were $0.2 and $0.3, respectively, and loss before income taxes was $0.1 and $0.1, respectively. For the six months ended June 30, 1997 and 1996, the Blass Business' net sales were $0.6 and $0.6, respectively, and income
(loss) before income taxes was $0.1 and ($0.2), respectively.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for the three months and six months ended June 30, 1997 and 1996, respectively:



                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                           ----------------------    ------------------------
                                              1997        1996          1997          1996
                                           ---------    ---------    ----------    ----------
Net sales:
    United States......................   $   343.7    $   293.4    $    626.2    $    553.0
    International......................       228.5        224.5         438.5         429.2
                                           ---------    ---------    ----------    ----------
                                          $   572.2    $   517.9    $  1,064.7    $    982.2
                                           =========    =========    ==========    ==========

         The following sets forth certain statements of operations data as a percentage of net sales for the three months and six months ended June 30, 1997 and 1996, respectively:


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                           ----------------------    ------------------------
                                              1997        1996          1997          1996
                                           ---------    ---------    ----------    ----------
    Cost of sales......................         35.3 %       33.0 %        34.6 %        32.9 %
    Gross profit.......................         64.7         67.0          65.4          67.1
    Selling, general and administrative
        expenses.......................         56.4         58.8          58.8          61.1
    Business consolidation costs and
        other, net.....................          0.7          -             0.9           -
    Operating income...................          7.6          8.2           5.7           6.0



 Net sales

         Net sales were $572.2 and $517.9 for the second quarter of 1997 and 1996, respectively, an increase of $54.3, or 10.5%, and were $1,064.7 and $982.2 for the first half of 1997 and 1996, respectively, an increase of $82.5, or 8.4%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, the impact of net sales of Cosmetic Center after April 25, 1997, increased distribution internationally into the expanding self-select distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $343.7 for the second quarter of 1997 from $293.4 for the second quarter of 1996, an increase of $50.3, or 17.1%, and increased to $626.2 in the first half of 1997 from $553.0 for the first half of 1996, an increase of $73.2, or 13.2%. Net sales improved for the second quarter and first half of 1997 primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics in the United States and the impact of Cosmetic Center's net sales of approximately $18.6, net of certain intercompany eliminations and adjustments from and after April 25, 1997, partially offset by overall softness in the fragrance industry. The Company's dollar share of its Revlon branded cosmetics in the color cosmetics business in the United States self-select distribution channel was 21.6% for the first half of 1997 and 1996, continuing as the number one brand in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1997, certain products launched during 1996) generated incremental net sales in the second quarter and first half of 1997, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup, and blush, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer and launches of REVLON AGE DEFYING line extensions, STREETWEAR nail enamel, NEW COMPLEXION face makeup, LINE & SHINE lip makeup and ALMAY TIME-OFF REVITALIZER.

         International. The International operation's net sales increased to $228.5 for the second quarter of 1997 from $224.5 for the second quarter of 1996, an increase of $4.0, or 1.8% on a reported basis or 5.3% on a constant U.S. dollar basis, and increased to $438.5 for the first half of 1997 from $429.2 for the first half of 1996, an increase of $9.3, or 2.2% on a reported basis or 5.8% on a constant U.S. dollar basis. Net sales improved for the second quarter and first half of 1997 principally as a result of successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection, increased distribution into the expanding self-select distribution channel and the further development of new international markets, partially offset by sales lost in exiting the unprofitable demonstrator-assisted channel in Japan, by less favorable economic conditions in several international markets, and, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta and several other European currencies, the South African rand and the Japanese yen. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 4.6% to $104.2 for the second quarter of 1997 as compared to the second quarter of 1996, and increased by 2.4% to $199.7 for the first half of 1997 as compared to the first half of 1996); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 5.6% to $78.8 for the second quarter of 1997 as compared to the second quarter of 1996, and increased by 8.6% to $153.4 for the first half of 1997 as compared to the first half of 1996); and the Far East (in which net sales decreased by 9.6% to $45.5 for the second quarter of 1997 as compared to the second quarter of 1996, and decreased by 8.2% to $85.4 for the first half of 1997 as compared to the first half of 1996). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales for the second quarter and first half of 1997 would have been at approximately the same level as those in the second quarter and first half of 1996.

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income before taxes were $31.4, $2.3 and $0.5, respectively, for the second quarter of 1997 compared to $33.3, $6.3, $5.2, respectively, for the second quarter of 1996 and were $65.7, $9.1, $4.9, respectively, for the first half of 1997 compared to $64.9, $13.7 and $11.2, respectively, for the first half of 1996. Results of operations in Brazil for the 1997 periods were adversely impacted by less favorable economic conditions and competitive activity affecting the Company's toiletries business. In Mexico, operating results for the first half of 1997 and 1996 were adversely affected by the continued weakness of the Mexican economy. Effective January 1997, Mexico is considered a hyperinflationary economy. In Venezuela, operating results for the first half of 1997 and 1996 were adversely affected by high inflation and in the 1996 period by a currency devaluation.

 Cost of sales

         As a percentage of net sales, cost of sales was 35.3% for the second quarter of 1997 compared to 33.0% for the second quarter of 1996, and 34.6% for the first half of 1997 compared to 32.9% for the first half of 1996, respectively. The increase in cost of sales as a percentage of net sales is due primarily to changes in product mix involving increased sales of the Company's higher cost enhanced-performance technology-based products, an increase in export sales, increased sales of lower margin products (such as those products sold by the Company's retail subsidiary, Cosmetic Center), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain International markets. These factors were partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. The aforementioned increases in sales that negatively impacted cost of sales as a percentage of net sales were, however, more profitable to the Company's overall operating results.

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


 Selling, general & administrative ("SG&A") expenses

         As a percentage of net sales, SG&A expenses were 56.4% for the second quarter of 1997, an improvement from 58.8% for the second quarter of 1996, and 58.8% for the first half of 1997, an improvement from 61.1% for the first half of 1996. SG&A expenses other than advertising expense, as a percentage of net sales, improved to 40.5% for the second quarter of 1997 compared with 43.2% for the second quarter of 1996 and improved to 42.7% for the first half of 1997 compared with 45.1% for the first half of 1996, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in the first half of 1997 compared with the first half of 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotions in the second quarter and first half of 1997 compared with the comparable 1996 periods to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets in the International operation. Advertising expense increased by 12.3% to $91.1, or 15.9% of net sales, for the second quarter of 1997 from $81.1, or 15.7% of net sales, for the second quarter of 1996 and increased by 9.3% to $171.4, or 16.1% of net sales, for the first half of 1997 from $156.8, or 16.0% of net sales, for the first half of 1996.

 Business consolidation costs and other, net

         In the second quarter of 1997, the Company's retail subsidiary, Cosmetic Center, incurred business consolidation costs, including severance and other costs related to the Merger, in connection with the consolidation of certain warehouse, distribution and headquarter operations related to the consummation of the Merger. In addition, the Company incurred business consolidation costs in connection with the implementation of its business strategy to rationalize factory operations primarily including severance and other related costs in certain International operations. These business consolidation costs were partially offset by an approximately $12.7 settlement of a claim. In the first quarter of 1997, the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations primarily including severance and other related costs in certain International operations. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future. Certain facilities relating to the International operations are held for sale, and the Company believes it may realize a gain upon any such sale based upon current estimated market values.

 Operating income

         As a result of the foregoing, operating income increased by $1.2, or 2.8%, to $43.8 for the second quarter of 1997 from $42.6 for the second quarter of 1996 and increased by $2.0, or 3.4%, to $60.9 for the first half of 1997 from $58.9 for the first half of 1996.

 Other expenses/income

         Interest expense was $33.6 for the second quarter of 1997 compared to $31.7 for the second quarter of 1996 and $66.9 for the first half of 1997 compared to $66.0 for the first half of 1996. The increase in interest expense is attributable to higher average outstanding borrowings partially offset by lower interest rates.

         Gain on sale of subsidiary stock of $6.0 was recognized in the second quarter of 1997 as a result of the Merger.

         Foreign currency losses, net, were $1.0 for the second quarter of 1997 compared to $1.7 for the second quarter of 1996 and $2.8 for the first half of 1997 compared to $3.8 for the first half of 1996. The reduction in the foreign currency loss in the second quarter of 1997 as compared to 1996 resulted primarily from the strengthening of the Japanese yen versus the U.S. dollar, and the reduction in the first half of 1997 as compared to the corresponding 1996 period was due to a stable Venezuelan bolivar versus the devaluation which occurred during the first half of 1996, partially offset by the stronger U.S. dollar and U.K. pound against certain foreign currencies.

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


 Provision for income taxes

         The provision for income taxes was $3.5 and $5.9 for the second quarter of 1997 and 1996, respectively, and $9.0 and $12.9 for the first half of 1997 and 1996, respectively. The decrease was primarily attributable to the implementation of tax planning involving the utilization of net operating loss carryforwards in certain International operations, partially offset by higher taxable income in certain International operations.

Extraordinary item

         The extraordinary item in the second quarter of 1997 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the 1996 Credit Agreement prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's Sinking Fund Debentures. The extraordinary item in the first quarter of 1996 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the 1995 Credit Agreement prior to maturity with the net proceeds from the Offering and proceeds from the 1996 Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $86.5 and $114.4 for the first half of 1997 and 1996, respectively. The decrease in net cash used for operating activities for the first half of 1997 compared with the first half of 1996 resulted primarily from higher operating income and improved working capital management, partially offset by increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel.

         Net cash used for investing activities was $42.4 and $30.6 for the first half of 1997 and 1996, respectively. Net cash used for investing activities for the first half of 1997 and 1996 consisted primarily of capital expenditures and in the 1997 period included $19.9 for cash paid in connection with the cash election pursuant to the Merger.

         Net cash provided by financing activities was $131.1 and $133.4 for the first half of 1997 and 1996, respectively. Net cash provided by financing activities for the first half of 1997 included cash drawn under the 1996 Credit Agreement, the Credit Agreement and Cosmetic Center's Facility, partially offset by the repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to the Credit Agreement, the repayment of borrowings under the Yen Credit Agreement and repayment of borrowings under CCI's former credit agreement. Net cash provided by financing activities for the first half of 1996 included the net proceeds from the Offering, cash drawn under the 1995 Credit Agreement and under the 1996 Credit Agreement, partially offset by the repayment of borrowings under the 1995 Credit Agreement, the payment of fees and expenses related to the 1996 Credit Agreement and the repayment of borrowings under the Yen Credit Agreement.

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem the Sinking Fund Debentures and will be used for general corporate purposes or, in the case of the Acquisition Facility (as defined herein), the financing of acquisitions.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately (Y)4.3 billion as of June 30, 1997 (approximately $37.6 U.S. dollar equivalent as of June 30, 1997). In accordance with the terms of the Yen Credit Agreement, approximately (Y)539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately (Y)539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as amended and restated, approximately (Y)539 million (approximately $4.7 U.S. dollar equivalent as of June 30, 1997) is due in

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


each of March 1998, 1999 and 2000 and (Y)2.7 billion (approximately $23.5 U.S. dollar equivalent as of June 30, 1997) is due on December 31, 2000.

         Products Corporation made an optional sinking fund payment of $13.5 and redeemed all of the outstanding Sinking Fund Debentures on July 15, 1997 with the proceeds of borrowings under the Credit Agreement. $9.0 aggregate principal amount of previously purchased Sinking Fund Debentures were used for the mandatory sinking fund payment due July 15, 1997.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of June 30, 1997.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. Various debt instruments and agreements contain certain provisions that by their terms limit the Company's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1997 will be approximately $60, including approximately $10 for upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any cash tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no federal tax payments or payments in lieu of taxes pursuant to the tax sharing agreement will be made for 1997.

         As of June 30, 1997, Products Corporation was party to a series of interest rate swap agreements (which expire at various dates through December
2001) totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR (5.81% per annum at July 30, 1997) to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considers to be held for other than trading purposes, on June 30, 1997, a loss of approximately $3.6 would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0. The amortization of the realized gain on these agreements for the first half of 1997 was approximately $1.6. The remaining unamortized gain, which is being amortized over the original lives of the agreements, is $1.5 as of June 30, 1997. Although cash flow from the presently outstanding agreements was slightly positive for the first half of 1997, future positive or negative cash flows from these agreements will depend upon the trend of short-term interest rates during the remaining lives of such agreements. Based on current interest rate levels, Products Corporation expects to have break even cash flow from these agreements in 1997, although no assurances can be given that short-term interest rates will not rise above current levels. In the event of nonperformance by the counterparties at any time during the remaining lives of the agreements, Products Corporation could lose some or all of any possible future positive cash flows from these agreements. However, Products Corporation does not anticipate nonperformance by such counterparties, although no assurances can be given.

         Products Corporation enters into forward foreign exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. At June 30, 1997, Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $16.6 (U.S. dollar equivalent). If Products Corporation had terminated these contracts on June 30, 1997, no material gain or loss would have been realized.

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of the Company. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from Products Corporation to pay its expenses and to pay any cash dividends or distributions on the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the Senior Subordinated Notes, the 1999 Senior Notes and the Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to the Company, among other things, to enable the Company to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by the Company of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. 1996 Stock Plan provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended June 30, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectation and estimates as to introduction of new products, future financial performance, including growth in net sales and earnings, cash flows from operations, improved results from business consolidations, the possibility of gains from dispositions of facilities held for sale, capital expenditures and the availability of funds from refinancings of indebtedness, capital contributions or loans from affiliates, the sale of assets or additional shares of Revlon, Inc. Readers are urged to consider statements which use the terms "believes," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated" or "anticipates" to be uncertain and forward-looking. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products;
(iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell assets or additional shares of Revlon, Inc.; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (viii) difficulties or delays in realizing improved results from business consolidations and in realizing gains from the sale of certain facilities held for sale; and (ix) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers.

                         REVLON, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

EFFECT OF NEW ACCOUNTING STANDARD

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements issued after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

PART II - OTHER INFORMATION

(a)      EXHIBITS
Exhibit No.

*4.11 Third Amended and Restated Credit Agreement dated as of June 30, 1997 between Pacific Finance & Development Corporation and the Long-Term Credit Bank, Ltd.

4.18 Amended and Restated Credit Agreement, dated as of May 30, 1997, among Products Corporation, The Chase Manhattan Bank, Citibank N.A., Lehman Commercial Paper Inc., Chase Securities Inc. and the lenders party thereto. (Incorporated by reference to Exhibit 4.23 to Amendment No. 2 to the Form S - 1 of Revlon Worldwide (Parent) Corporation, filed with the Securities and Exchange Commission on June 26, 1997, File No. 333-23451).

*10.24  The Revlon Excess Savings Plan for Key Employees.


-------------------------
* Filed herewith.

(b)      REPORTS ON FORM 8-K - None

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REVLON, INC.
                                  Registrant

By:/s/William J. Fox                    By:/s/Lawrence E. Kreider
--------------------------------------  ---------------------------------------
      William J. Fox                          Lawrence E. Kreider
      Senior Executive Vice President         Senior Vice President, Controller
      and Chief Financial Officer             and Chief Accounting Officer

Dated:  August 13, 1997