Form 10-Q
period 1998-03-31
REVLON INC /DE/
filed 1998-05-12
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 25, 1998, 19,949,712 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by REV Holdings Inc., an indirectly wholly owned subsidiary of Mafco Holdings Inc.



                                Total Pages - 16

                         REVLON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                        MARCH 31,       DECEMBER 31,
                                      ASSETS                                              1998              1997
                                                                                      -------------     --------------
                                                                                      (Unaudited)

Current assets:

      Cash and cash equivalents.................................................        $    37.0          $    42.8
      Trade receivables, less allowances of $22.2
           and $25.9, respectively..............................................            420.8              493.9
      Inventories...............................................................            372.9              349.3
      Prepaid expenses and other................................................             86.1               97.5
      Due from Revlon Escrow Corp...............................................             53.8                -
                                                                                      -------------     --------------
           Total current assets.................................................            970.6              983.5
Property, plant and equipment, net..............................................            371.1              378.2
Other assets....................................................................            155.5              143.7
Intangible assets, net..........................................................            327.7              329.2
                                                                                      -------------     --------------
           Total assets.........................................................        $ 1,824.9          $ 1,834.6
                                                                                      =============     ==============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

      Short-term borrowings - third parties.....................................        $    39.0          $    42.7
      Current portion of long-term debt - third parties.........................              5.3                5.5
      Accounts payable..........................................................            204.9              195.5
      Accrued expenses and other................................................            297.1              366.1
                                                                                      -------------     --------------
           Total current liabilities............................................            546.3              609.8
Long-term debt - third parties .................................................          1,556.8            1,427.8
Long-term debt - affiliates.....................................................             26.2               30.9
Other long-term liabilities.....................................................            218.5              224.6

Stockholders' deficiency:

      Preferred stock, par value $.01 per share; 20,000,000 shares authorized,
           546 Series A Preferred Stock issued
           and outstanding......................................................             54.6               54.6
      Class B Common Stock, par value $.01 per share; 200,000,000
           shares authorized, 31,250,000 issued and outstanding.................              0.3                0.3
      Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,943,812 and 19,886,575, respectively,
           issued and outstanding...............................................              0.2                0.2
      Capital deficiency........................................................           (229.6)            (231.1)
      Accumulated deficit since June 24, 1992...................................           (316.9)            (258.8)
      Accumulated other comprehensive loss .....................................            (31.5)             (23.7)
                                                                                      -------------     --------------
                       Total stockholders' deficiency...........................           (522.9)            (458.5)
                                                                                    -------------     --------------
                       Total liabilities and stockholders' deficiency...........        $ 1,824.9          $ 1,834.6
                                                                                      =============     ==============





      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                   1998               1997
                                                              --------------     ---------------

 Net sales.................................................      $   534.3         $     492.9
 Cost of sales.............................................          185.6               166.3
                                                              --------------     ---------------
      Gross profit.........................................          348.7               326.6
 Selling, general and administrative expenses..............          324.2               304.0
 Business consolidation costs and other, net...............            -                   5.4
                                                              --------------     ---------------

      Operating income ....................................           24.5                17.2
                                                              --------------     ---------------

 Other expenses (income):

      Interest expense.....................................           37.7                33.3
      Interest and net investment income...................           (1.0)               (0.7)
      Amortization of debt issuance costs..................            1.6                 2.0
      Foreign currency losses, net.........................            1.5                 1.8
      Miscellaneous, net...................................            0.9                 0.7
                                                              --------------     ---------------
           Other expenses, net.............................           40.7                37.1
                                                              --------------     ---------------

 Loss before income taxes..................................          (16.2)              (19.9)

 Provision for income taxes................................            3.7                 5.5
                                                              --------------     ---------------

 Loss  before extraordinary item...........................          (19.9)              (25.4)

 Extraordinary item - early extinguishment of debt.........          (38.2)                -
                                                              --------------     ---------------
 Net loss..................................................      $   (58.1)        $     (25.4)
                                                              ==============     ===============

 Basic loss per common share:

      Loss before extraordinary item.......................      $   (0.39)        $     (0.50)
      Extraordinary item...................................          (0.75)               -
                                                              --------------     ---------------
      Net loss per common share............................      $   (1.14)        $     (0.50)
                                                              ==============     ===============

 Diluted loss per common share:

      Loss before extraordinary item.......................      $   (0.39)        $     (0.50)
      Extraordinary item...................................          (0.75)               -
                                                              --------------     ---------------
      Net loss per common share............................      $   (1.14)        $     (0.50)
                                                              ==============     ===============

 Weighted average common shares outstanding:

      Basic................................................      51,179,923          51,125,673
                                                              ==============     ===============
      Dilutive.............................................      51,179,923          51,125,673
                                                              ==============     ===============




      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                             PREFERRED    COMMON        CAPITAL      ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE
                                               STOCK       STOCK       DEFICIENCY      DEFICIT        LOSS (a)          LOSS
                                             ---------   ----------   ------------   -----------   -------------   -------------

Balance, January 1, 1997.................    $   54.6    $    0.5      $  (231.6)     $  (302.4)     $   (18.2)
     Net loss............................                                                 (25.4)                      $   (25.4)
     Issuance of common stock............                                    0.1
     Currency translation adjustment.....                                                                 (3.1)            (3.1)
                                             ---------   ----------   -----------    -----------   -------------   -------------
Balance, March 31, 1997..................    $   54.6    $    0.5      $  (231.5)     $  (327.8)     $   (21.3)       $   (28.5)
                                             =========   ==========   ===========    ===========   =============   =============


Balance, January 1, 1998.................    $   54.6    $    0.5      $  (231.1)     $  (258.8)     $   (23.7)
     Net loss............................                                                 (58.1)                      $   (58.1)
     Issuance of common stock............                                    1.5
     Currency translation adjustment.....                                                                 (7.8)(b)         (7.8)(b)
                                             ---------   ----------   -----------    -----------   -------------   -------------
Balance, March 31, 1998..................    $   54.6    $    0.5      $  (229.6)     $  (316.9)     $   (31.5)       $   (65.9)
                                             =========   ==========   ===========    ===========   =============   =============




------------------------------------------------------

 (a) Accumulated other comprehensive loss includes the currency translation adjustment of $27.0 and $8.9 as of March 31, 1998 and 1997, respectively, and the adjustment for the minimum pension liability of $4.5 and $12.4 as of March 31, 1998 and 1997, respectively.

 (b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain foreign entities.




      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      -------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                    1998              1997
                                                                                      -------------     -------------
 Net loss......................................................................        $    (58.1)       $    (25.4)
 Adjustments to reconcile net loss to net cash (used for)
       provided by operating activities:
      Depreciation and amortization............................................              28.3              24.6
      Extraordinary item.......................................................              38.2               -
      Business consolidation costs.............................................               -                 5.4
      Change in assets and liabilities:
           Decrease in trade receivables.......................................              70.1              26.4
           Increase in inventories.............................................             (25.2)            (27.9)
           Decrease (increase)  in prepaid expenses and other current assets...               5.8              (7.9)
           Increase (decrease) in accounts payable.............................              10.7             (12.4)
           Decrease in accrued expenses and other current liabilities..........             (74.2)            (44.9)
           Other, net..........................................................             (20.3)            (17.5)
                                                                                      -------------     -------------
 Net cash used for operating activities........................................             (24.7)            (79.6)
                                                                                      -------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures..........................................................              (9.0)             (8.0)
 Proceeds from the sale of certain fixed assets................................               1.2               -
                                                                                      -------------     -------------
 Net cash used for investing activities........................................              (7.8)             (8.0)
                                                                                      -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Net decrease in short-term borrowings - third parties ........................              (3.3)             (2.4)
 Proceeds from the issuance of long-term debt - third parties..................             684.6             138.2
 Repayment of long-term debt - third parties...................................            (636.0)            (50.4)
 Net proceeds from issuance of common stock....................................               -                 0.1
 Proceeds from the issuance of debt - affiliates...............................              50.0              33.9
 Repayment of debt - affiliates................................................             (54.7)            (33.9)
 Net distribution to parent....................................................               -                (0.5)
 Payment of debt issuance costs................................................             (13.2)              -
                                                                                      -------------     -------------
 Net cash provided by financing activities.....................................              27.4              85.0
                                                                                      -------------     -------------
 Effect of exchange rate changes on cash and cash equivalents..................              (0.7)             (0.4)
                                                                                      -------------     -------------
      Net decrease in cash and cash equivalents................................              (5.8)             (3.0)
      Cash and cash equivalents at beginning of period.........................              42.8              38.6
                                                                                      -------------     -------------
      Cash and cash equivalents at end of period...............................        $     37.0        $     35.6
                                                                                      =============     =============

 Supplemental schedule of cash flow information:

      Cash paid during the period for:
           Interest ...........................................................        $     40.1        $     39.6
           Income taxes, net of refunds........................................               2.4               2.9

 Supplemental schedule of noncash financing activities:

      Due from Revlon Escrow Corp. (See Note 4)................................        $     53.8        $      -


      See Notes to Unaudited Consolidated Condensed Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

(1)  BASIS OF PRESENTATION

         Revlon, Inc. (the "Company") is a holding company, formed in April 1992, that conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company is an indirect subsidiary of MacAndrews & Forbes Holdings Inc., a corporation wholly owned indirectly by Mafco Holdings Inc.

         The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

         The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations, which are normal for the Company's business.

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, in the first quarter of 1998 and 1997, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $28.8 and $22.2, respectively, and such amounts were deferred.

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The components of comprehensive income (loss) are comprised of net income (loss) and changes in the currency translation adjustment and the adjustment for minimum pension liability.

(2)  INVENTORIES

                                          MARCH 31,         DECEMBER 31,
                                            1998               1997
                                       -------------      --------------
Raw materials and supplies.........    $      89.0        $       82.6
Work-in-process....................           20.7                14.9
Finished goods.....................          263.2               251.8
                                       -------------      --------------
                                       $     372.9        $      349.3
                                       =============      ==============



(3)  BASIC AND DILUTED LOSS PER SHARE

         The basic and diluted loss per common share has been computed based upon the weighted average number of shares of common stock outstanding. The Company's outstanding stock options represent the only dilutive potential common stock outstanding. The amount of loss and number of shares used in the calculations of basic and diluted loss per common share were the same for the periods presented, and diluted loss per share does not include any incremental shares that would have been outstanding assuming the exercise of any stock options because the effect of those incremental shares would have been antidilutive.

                         REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

(4)  REFINANCING

         On February 2, 1998, Revlon Escrow Corp. ("Revlon Escrow"), an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and $250.0 aggregate principal amount of 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes" and, together with the 8 5/8% Notes, the "Notes"), with the net proceeds of approximately $886 deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemption by Products Corporation of $555.0 aggregate principal amount of its 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and were used to finance the redemption by Products Corporation of $260.0 aggregate principal amount of its 9 3/8% Senior Notes due 2001 (the "Senior Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). In connection with the Assumption and the redemption of the Senior Subordinated Notes on March 4, 1998, the Company recorded $53.8 due from Revlon Escrow, which was satisfied on April 1, 1998. In connection with the redemption of the Senior Subordinated Notes on March 4, 1998, the Company recorded an extraordinary loss of $38.2 in the first quarter of 1998 resulting primarily from the write-off of the deferred financing costs and payment of a call premium on the Senior Subordinated Notes. In connection with the redemption of the Senior Notes on April 1, 1998, the Company expects that it will record an extraordinary loss of approximately $13.5 in the second quarter of 1998 resulting primarily from the write-off of the deferred financing costs and payment of a call premium on the Senior Notes.

         On March 12, 1998, Products Corporation filed a registration statement with the Securities and Exchange Commission (the "Commission") with respect to an offer to exchange the Notes for registered notes with substantially identical terms (the "Exchange Offer"). The registration statement became effective on April 3, 1998. The Exchange Offer expired on May 7, 1998, and substantially all of the Notes were exchanged for registered notes with substantially identical terms (the Notes and the registered exchange notes shall each be referred to as the Notes).

         The 8 5/8% Notes are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the Senior Notes due 1999 (the "1999 Notes"), 8 1/8% Notes and the indebtedness under the credit agreement which became effective in May 1997 (as subsequently amended, the "Credit Agreement"), (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

         The 8 5/8% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Notes Indenture. In addition, at any time prior to February 1, 2001, Products Corporation may redeem up to 35% of the aggregate principal amount of the 8 5/8% Notes originally issued at a redemption price of 108 5/8% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and to the extent Products Corporation receives, the net cash proceeds of one or more Public Equity Offerings (as defined in the 8 5/8% Notes Indenture), provided that at least $422.5 aggregate principal amount of the 8 5/8% Notes remains outstanding immediately after the occurrence of each such redemption.

         Upon a Change of Control (as defined in the 8 5/8% Notes Indenture), Products Corporation will have the option to redeem the 8 5/8% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption plus the Applicable Premium (as defined in the 8 5/8% Notes Indenture) and, subject to certain conditions, each holder of the 8 5/8% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 5/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

         The 8 5/8% Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets and (viii) the issuance of

                         REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The 8 5/8% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         The 8 1/8% Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 1999 Notes and the indebtedness under the Credit Agreement, and senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

         The 8 1/8% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2002 at the redemption prices set forth in the 8 1/8% Notes Indenture. In addition, at any time prior to February 1, 2001, Products Corporation may redeem up to 35% of the aggregate principal amount of the 8 1/8% Notes originally issued at a redemption price of 108 1/8% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and to the extent Products Corporation receives, the net cash proceeds of one or more Public Equity Offerings (as defined in the 8 1/8% Notes Indenture), provided that at least $162.5 aggregate principal amount of the 8 1/8% Notes remains outstanding immediately after the occurrence of each such redemption.

         Upon a Change of Control (as defined in the 8 1/8% Note Indenture), Products Corporation will have the option to redeem the 8 1/8% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption plus the Applicable Premium (as defined in the 8 1/8% Notes Indenture) and, subject to certain conditions, each holder of the 8 1/8% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 1/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

         The 8 1/8% Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 8 1/8% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

(5)  BUSINESS CONSOLIDATION COSTS AND OTHER, NET

          In connection with the business consolidation costs and other, net, recorded in 1997, the Company made cash payments for severance of $2.3 and cash payments for other business consolidation costs of $0.9 for the three months ended March 31, 1998. As of March 31, 1998, the unpaid balance of the business consolidation costs included in accrued expenses and other was $8.3.

(6)  ACQUISITION

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, merged with and into The Cosmetic Center, Inc. ("CCI") (the "Cosmetic Center Merger") with CCI (subsequent to the Cosmetic Center Merger, "Cosmetic Center") being the surviving corporation. In the Cosmetic Center Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C common stock of Cosmetic Center constituting approximately 85% of the outstanding common stock for a purchase price of approximately $27.9. The Cosmetic Center Merger was accounted for as a reverse acquisition using the purchase method of accounting, so that PFC is considered the acquiring entity for accounting purposes even though Cosmetic Center is the surviving legal entity.

                         REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

(7)  GEOGRAPHIC SEGMENTS

         The Company manages its business on the basis of one reportable segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.7% and 7.0% of the Company's net sales for the first quarter of 1998 and 1997, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

GEOGRAPHIC AREAS:                                        QUARTER ENDED MARCH 31,
                                                     ---------------------------------
       Net sales:                                        1998               1997
                                                     --------------     --------------
            United States........................    $     319.2         $    282.9
            International........................          215.1              210.0
                                                     --------------     --------------
                                                     $     534.3         $    492.9
                                                     ==============     ==============

                                                       MARCH 31,        DECEMBER 31,
       Long-lived assets:                                1998               1997
                                                     --------------     --------------
            United States........................    $     575.5         $    570.6
            International........................          278.8              280.5
                                                     --------------     --------------
                                                     $     854.3         $    851.1
                                                     ==============     ==============

                                                         QUARTER ENDED MARCH 31,
                                                     --------------     --------------
CLASSES OF SIMILAR PRODUCTS:                             1998               1997
                                                     --------------     --------------
       Net sales:
            Cosmetics, skin care and fragrances..    $     333.0         $    299.4
            Personal care and professional.......          201.3              193.5
                                                     --------------     --------------
                                                     $     534.3         $    492.9
                                                     ==============     ==============

                         REVLON, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company also operates retail and outlet stores and engages in licensing.

         The Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for the first quarters of 1998 and 1997, respectively:

                                                 QUARTER ENDED MARCH 31,
                                             -------------------------------
                                                 1998*             1997*
                                             -------------     -------------
 Net sales:
      United States....................      $   319.2         $   282.9
      International....................          215.1             210.0
                                             -------------     -------------
                                             $   534.3         $   492.9
                                             =============     =============




         The following sets forth certain statements of operations data as a percentage of net sales for the first quarters of 1998 and 1997, respectively:


                                                                QUARTER ENDED MARCH 31,
                                                            -------------------------------
                                                                1998**            1997**
                                                            -------------     -------------
Cost of sales.........................................           34.7%             33.7%
Gross profit..........................................           65.3              66.3
Selling, general and administrative
     expenses.........................................           60.7              61.7
Business consolidation costs and other, net...........            -                 1.1
Operating income......................................            4.6               3.5


* The results of Cosmetic Center, after giving effect to certain intercompany adjustments for the first quarter of 1998 and 1997, were as follows, respectively: Net sales of $36.5 and $12.9, cost of sales of $22.3 and $5.9, S,G&A expenses of $18.4 and $9.5, and operating loss of $4.2 and $2.5.

** Excluding the results of Cosmetic Center, after giving effect to certain intercompany adjustments for the first quarter of 1998 and 1997, the above percentages would have been, respectively: cost of sales of 32.8% and 33.4%, gross profit of 67.2%, and 66.6%, S,G&A expenses of 61.4% and 61.4%, business consolidation costs and other, net, of 0% and 1.1% and operating income of 5.8% and 4.1%.

                         REVLON, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

NET SALES

         Net sales were $534.3 and $492.9 for the first quarters of 1998 and 1997, respectively, an increase of $41.4 or 8.4% (or 11.3% on a constant U.S. dollar basis), primarily as a result of successful new product introductions worldwide, increased demand in the United States, the impact of the Cosmetic Center Merger and increased distribution internationally.

         United States. The United States operation's net sales increased to $319.2 for the first quarter of 1998 from $282.9 for the first quarter of 1997, an increase of $36.3, or 12.8%. Net sales improved for the first quarter of 1998, primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics and the impact of the Cosmetic Center Merger. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased, the Company's sales to its customers have been and may continue to be impacted by retail inventory balancing and reductions resulting from consolidation in the chain drugstore industry in the U.S.

         REVLON brand color cosmetics continued as the number one brand in dollar market share in the self-select distribution channel. New product introductions (including, in 1998, certain products launched during 1997) generated incremental net sales in the first quarter of 1998, principally as a result of launches of products in the COLORSTAY collection, COLORSTAY haircolor, TOP SPEED nail enamel, MOISTURESTAY lip makeup, LINE & SHINE lip makeup, launches of products in the ALMAY AMAZING collection, STAY SMOOTH ANTI-CHAP lip makeup and launches of products in the ALMAY ONE COAT collection.

         International. The International operation's net sales increased to $215.1 for the first quarter of 1998 from $210.0 for the first quarter of 1997, an increase of $5.1, or 2.4% on a reported basis or 9.0% on a constant U.S. dollar basis. Net sales improved for the first quarter of 1998, principally as a result of increased distribution and successful new product introductions. This was partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against most foreign currencies and, unfavorable economic conditions in several international markets. New products such as COLORSTAY haircolor and TOP SPEED nail enamel were introduced in select international markets. The International operation's sales are divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 4.5% on a reported basis to $99.7 for the first quarter of 1998 as compared to the first quarter of 1997 or an increase of 11.1% on a constant U.S. dollar basis); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 10.3% on a reported basis to $82.4 for the first quarter of 1998 as compared to the first quarter of 1997 or an increase of 15.6% on a constant U.S. dollar basis); and the Far East (in which net sales decreased by 17.3% on a reported basis to $33.0 for the first quarter of 1998 as compared to the first quarter of 1997 or a decrease of 8.6% on a constant U.S. dollar basis). Net sales in the Far East were adversely impacted by general economic conditions and competitive activities in certain markets.

         The Company's operations in Brazil are significant and, along with operations in certain other countries, have been subject to, and may continue to be subject to, significant political and economic uncertainties. In Brazil, net sales, operating income and income (loss) before taxes were $30.4, $2.1 and ($0.1), respectively, for the first quarter of 1998 compared to $34.4, $6.8 and $4.4, respectively, for the first quarter of 1997. In addition, results of operations in Brazil for the first quarter of 1998 reflect increased advertising and consumer-directed promotion expenditures to support the Company's product lines, the effect of competitive activities and the adverse impact of a stronger U.S. dollar against the Brazilian real.

                         REVLON, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


Cost of sales

         As a percentage of net sales, cost of sales was 34.7% for the first quarter of 1998 compared to 33.7% for the first quarter of 1997. The increase in cost of sales as a percentage of net sales is due primarily to the impact of the Cosmetic Center Merger. Excluding the results of Cosmetic Center, as a percentage of net sales, cost of sales would have been 32.8% for the first quarter of 1998 compared to 33.4% for the first quarter of 1997, due primarily to the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. These factors were partially offset by changes in product mix and the effect of weaker local currencies on the cost of imported purchases.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 60.7% for the first quarter of 1998, an improvement from 61.7% for the first quarter of 1997. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 44.2% for the first quarter of 1998 compared with 45.4% for the first quarter of 1997, primarily as a result of improved productivity, lower distribution costs and the impact of the Cosmetic Center Merger. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in the first quarter of 1998 compared with the first quarter of 1997 to support growth in existing product lines, new product launches and increased distribution in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 9.6% to $87.9, or 16.5% of net sales, for the first quarter of 1998 from $80.2, or 16.3% of net sales, for the first quarter of 1997.

 Business consolidation costs and other, net

         In the first quarter of 1997 the Company incurred business consolidation costs of approximately $5.4 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance and other related costs in certain International operations.

Operating income

         As a result of the foregoing, operating income increased by $7.3, or 42.4%, to $24.5 for the first quarter of 1998 from $17.2 for the first quarter of 1997.

 Other expenses/income

         Interest expense was $37.7 for the first quarter of 1998 compared to $33.3 for the first quarter of 1997. The increase in interest expense in the first quarter of 1998 is due to higher average outstanding borrowings and a non-recurring interest charge associated with the refinancing (see Note 4), partially offset by lower interest rates.

         Foreign currency losses, net, were $1.5 for the first quarter of 1998 compared to $1.8 for the first quarter of 1997. The decrease in foreign currency losses for the first quarter of 1998 as compared to the first quarter of 1997 resulted primarily from lower intercompany balances among the Company's International operations.

 Provision for income taxes

         The provision for income taxes was $3.7 and $5.5 for the first quarters of 1998 and 1997, respectively. The decrease was primarily attributable to lower taxable income in certain International operations, partially as a result of the implementation of tax planning, including the utilization of net operating loss carryforwards in certain International operations.

 Extraordinary item

         The extraordinary item of $38.2 in the first quarter of 1998 resulted primarily from the write-off of the deferred financing costs and the payment of a call premium associated with the redemption of the Senior Subordinated Notes.

                         REVLON, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $24.7 and $79.6 for the first quarter of 1998 and 1997, respectively. The decrease in net cash used for operating activities for the first quarter of 1998 compared with the first quarter of 1997 resulted primarily from higher operating income and improved working capital management, partially offset by increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel.

         Net cash used for investing activities was $7.8 and $8.0 for the first quarter of 1998 and 1997, respectively, and in both periods consisted primarily of capital expenditures.

         Net cash provided by financing activities was $27.4 and $85.0 for the first quarter of 1998 and 1997, respectively. Net cash provided by financing activities for the first quarter of 1998 included proceeds from the issuance of the 8 5/8% Notes, cash drawn under the Credit Agreement and Cosmetic Center's credit facility, partially offset by the payment of fees and expenses related to the issuance of the 8 5/8% Notes, the redemption of the Senior Subordinated Notes and the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"). Net cash provided by financing activities for the first quarter of 1997 included cash drawn under the credit agreement in effect at that time (the "1996 Credit Agreement"), partially offset by the repayment of borrowings under the Yen Credit Agreement.

         On February 2, 1998, Revlon Escrow issued and sold the Notes in a private placement, with the net proceeds deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemptions of the Senior Subordinated Notes and the Senior Notes. Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation consummated the 8 5/8% Notes Assumption, and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation consummated the 8 1/8% Notes Assumption. In connection with the Assumption and the redemption of the Senior Subordinated Notes on March 4, 1998, the Company recorded $53.8 due from Revlon Escrow, which was satisfied on April 1, 1998. In connection with the redemption of the Senior Notes on April 1, 1998, the Company expects that it will record an extraordinary loss of approximately $13.5 in the second quarter of 1998 resulting primarily from the write-off of the deferred financing costs and payment of a call premium on the Senior Notes. On March 12, 1998 Products Corporation filed a registration statement with the Commission with respect to the Exchange Offer, which registration statement became effective on April 3, 1998. The Exchange Offer expired on May 7, 1998, and substantially all of the Notes were exchanged for registered notes with substantially identical terms. The 8 5/8% Notes Indenture and the 8 1/8% Notes Indenture (together, the
"Notes Indentures") contain covenants that among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation,
(ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all Products Corporation assets and (viii) in the case of the 8 5/8% Notes Indenture, the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Notes. The Notes Indentures also prohibit certain restrictions on distributions from Products Corporation and subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 and were and will be used for general corporate purposes or, in the case of the Acquisition Facility, the financing of acquisitions. At March 31, 1998, Products Corporation had approximately $200.0 outstanding under the Term Loan Facilities, $137.1 outstanding under the Multi-Currency Facility, $42.5 outstanding under the Acquisition Facility and $34.1 of issued but undrawn letters of credit under the Special LC Facility.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately yen 3.8 billion as of March 31, 1998 (approximately $28.6 U.S. dollar equivalent as of March 31, 1998). In accordance with the terms of the Yen Credit Agreement approximately yen 539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the

                         REVLON, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)


term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as so amended and restated, approximately yen 539 million (approximately $4.2 U.S. dollar equivalent) was paid in March 1998, approximately yen 539 million (approximately $4.1 U.S. dollar equivalent as of March 31, 1998) is due in each of March 1999 and 2000 and yen 2.7 billion (approximately $20.4 U.S. dollar equivalent as of March 31, 1998) is due on December 31, 2000.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of March 31, 1998.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement and other existing working capital lines. The Credit Agreement, the 1999 Notes and the Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements and debt service payments.

         The Company estimates that capital expenditures for 1998 will be approximately $65, including upgrades to the Company's management information systems. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 1998.

         Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which was recognized upon repayment of the hedged indebtedness and is included in the first quarter 1998 extraordinary item - early extinguishment of debt.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $45.1 and $67.5 (U.S. dollar equivalent) at March 31, 1998 and 1997, respectively, and option contracts of approximately $75.8 (U.S. dollar equivalent) outstanding at March 31, 1998. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on March 31, 1998 and 1997, no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividends or distributions on the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. There can be no assurance that any of such actions could be effected, that they

                         REVLON, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                             (DOLLARS IN MILLIONS)

would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 1999 Notes and the Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended March 31, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings, and the effect on sales of inventory balancing and consolidation in the chain drugstore industry in the U.S., cash flows from operations, information system upgrades and globalization of the Company's manufacturing operations, capital expenditures, the availability of funds from currently available credit facilities and refinancings of indebtedness, capital contributions or loans from affiliates and the sale of assets, operations or additional shares of Revlon, Inc. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades, and to globalize its manufacturing operations; (v) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell assets, operations or additional shares of Revlon, Inc.; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes;
(viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; and (ix) lower than expected sales as a result of inventory balancing and consolidation in the chain drugstore industry in the U.S. The Company assumes no responsibility to update forward-looking information contained herein.

EFFECT OF NEW ACCOUNTING STANDARD

         In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain development costs of software to be used internally. The effect of adopting the statement and the date of such adoption by the Company has not yet been determined.

                         REVLON, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

(a)      EXHIBITS - NONE

(b)      REPORTS ON FORM 8-K - NONE

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVLON, INC.
                                   Registrant


By:/s/Frank J. Gehrmann                 By:/s/Lawrence E. Kreider
   ------------------------------          -----------------------------------
      Frank J. Gehrmann                      Lawrence E. Kreider
      Executive Vice President               Senior Vice President, Controller
      and Chief Financial Officer            and Chief Accounting Officer

Dated:  May 12, 1998