Form 10-K/A
period 1997-12-31
REVLON INC /DE/
filed 1998-12-18
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR


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

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-------------------------------------------------------------------------------
CLASS A COMMON STOCK                              NEW YORK STOCK EXCHANGE, INC.
-------------------------------------------------------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]     NO  [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION SK IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10K OR ANY AMENDMENT TO THIS FORM 10K. [X]

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

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         This Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). On June 8, 1998, the Company announced its intention to dispose of its approximately 85% interest in its subsidiary, The Cosmetic Center Inc., which operates retail stores.
Accordingly, all prior period financial information has been restated to reflect the retail and outlet store business as a discontinued operation. The purpose of this Form 10-K/A is to amend the Form 10-K to reflect Cosmetic
Center as a discontinued operation.

         Revlon, Inc. (and together with its subsidiaries, the "Company") operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance, personal care and professional products. REVLON is one of the world's best known names in cosmetics and is a leading mass market cosmetics brand. The Company's vision is to provide glamour, excitement and innovation through quality products at affordable prices. To pursue this vision, the Company's management team combines the creativity of a cosmetics and fashion company with the marketing, sales and operating discipline of a consumer packaged goods company. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world, with products sold in approximately 175 countries and territories. The Company's products are marketed under such wellknown brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY and ULTIMA II in cosmetics; MOON DROPS, ETERNA 27, ALMAY TIMEOFF, ULTIMA II, JEANNE GATINEAU and NATURAL HONEY in skin care; CHARLIE and FIRE & ICE, in fragrances; FLEX, OUTRAGEOUS, AQUAMARINE, MITCHUM, COLORSTAY, COLORSILK, JEAN NATE, PLUSBELLE, BOZZANO and COLORAMA in personal care products; and ROUX FANCI-FULL, REALISTIC, CREME OF NATURE, CREATIVE NAIL and AMERICAN CREW in professional products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image, including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

         The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 65 years ago. Today, the Company has leading market positions in many of its principal product categories in the United States selfselect distribution channel. The Company's leading market positions for its REVLON brand products include the number one positions in the United States self-select distribution channel in lip makeup and nail enamel (which the Company has occupied for the past 21 years) for 1997. The Company has the number two position in face makeup in the United States self-select distribution channel for 1997. Propelled by the success of its new product launches and market share gains in its existing product lines, the Company captured in 1996 and continued to hold in 1997 the number one position overall in color cosmetics (consisting of lip, eye and face makeup and nail enamel) in the United States selfselect distribution channel, where its market share was 21.6% for 1997. The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Argentina, Australia, Brazil, Canada, Mexico and South Africa.

         In the United States, the selfselect distribution channel, in which consumers select their own purchases without the assistance of an instore demonstrator, includes independent drug stores and chain drug stores (such as Walgreens, CVS, Eckerds and Rite Aid), mass volume retailers (such as Wal-Mart, Target Stores and Kmart) and supermarkets and combination supermarket/drug stores (such as Pathmark, Albertson's, Kroger's and Smith's). Internationally, the selfselect distribution channel includes retailers such as Boots in the United Kingdom and Western Europe, Shoppers Drug Mart in Canada and Wal-Mart worldwide. The foregoing retailers, among others, sell the Company's products.

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

         On June 24, 1992, the Company succeeded to assets and liabilities of the cosmetics and skin care, fragrance and personal care products business of Revlon Holdings Inc. ("Holdings"). Holdings retained certain small brands that historically had not been profitable (the "Retained Brands") and certain other assets and liabilities. Unless the context otherwise requires, references to the Company or Revlon relating to dates or periods prior to the formation of the Company mean the cosmetics and skin care, fragrance and personal care products business of Holdings to which the Company has succeeded. The Company's business is conducted exclusively through its wholly owned subsidiary, Products Corporation. Unless the context otherwise requires, all references in this Form 10-K/A to the Company or Revlon mean Revlon, Inc. and its subsidiaries.

         All United States market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from A.C. Nielsen data. A.C. Nielsen measures retail sales volume of products sold in the United States selfselect distribution channel. Such data represent A.C. Nielsen's estimates based upon data gathered by A.C. Nielsen from market samples. Such data are therefore subject to some degree of variance.

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

         Cosmetics and Skin Care. The Company sells a broad range of cosmetics and skin care products designed to fulfill specifically identified consumer needs, principally priced in the upper range of the selfselect distribution channel, including lip makeup, nail color and nail care products, eye and face makeup and skin care products such as lotions, cleansers, creams, toners and moisturizers. Many of the Company's products incorporate patented, patentpending or proprietary technology.

         The Company markets several different lines of REVLON lip makeup (which includes lipstick, lip gloss and liner). The Company's breakthrough COLORSTAY lipcolor, which uses patented transferresistant technology that provides long wear, is produced in 40 shades. SUPER LUSTROUS lipstick is produced in 60 shades. MOON DROPS, a moisturizing lipstick, is produced in 57 shades. LINE & SHINE, which was introduced in 1997, is a product that utilizes an innovative product form, combining lipliner and lip gloss in one package, and is produced in 8 shades.

         The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in 85 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluenefree and formaldehydefree formula. TOP SPEED nail enamel, launched in 1997, is produced in 52 shades and contains a patented speed drying polymer formula which sets in 90 seconds. STRONG WEAR, a patented strengthening nail enamel formula produced in 27 shades, contains ingredients that provide protection against splitting, chipping and breaking. Revlon has the number one position in nail enamel in the United States selfselect distribution channel. The Company also sells NAIL BUILDERS, which includes nail strengtheners, hardeners and fortifiers.

         The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY foundation, which uses patent-pending transferresistant technology that provides long wear; and NEW COMPLEXION, for consumers in the 25 to 49 age bracket.

         The Company's eye makeup products include mascaras, eye shadows, brow color and liners. COLORSTAY eyecolor, mascara and brow color, LASHFUL and LENGTHWISE mascaras, SOFTSTROKE eyeliners and REVLON CUSTOM EYES and OVERTIME SHADOW eye shadows are targeted for women in the 18 to 49 age bracket, and REVLON AGE DEFYING eye color is targeted for women over 35.

         The Company's ALMAY brand consists of a complete line of hypoallergenic, dermatologisttested, fragrancefree cosmetics and skin care products targeted for consumers who want "healthy looking skin." The Company positions the ALMAY brand as the clean, natural-looking and healthy choice. ALMAY products include lip makeup, nail color and nail care products, eye and face makeup, skin care products, and sunscreen lotions and creams, including TIMEOFF makeup and skin care and the ALMAY AMAZING collection, which includes ALMAY AMAZING LASTING lip makeup, which includes the Company's proprietary transfer-resistant technology developed for COLORSTAY, ALMAY AMAZING LASH mascara, ALMAY AMAZING eye makeup, ALMAY AMAZING LASTING makeup, and ALMAY CLEAR COMPLEXION SKIN CARE and MAKEUP and ALMAY EASYTOWEAR eyecolor and ALMAY ONE COAT mascara. The Company targets ALMAY for value conscious consumers by offering benefits comparable to higher priced products, such as Clinique, at affordable prices. ALMAY is the leading brand in the hypoallergenic market in the United States selfselect distribution channel.

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

         The Company's premium priced cosmetics and skin care products are sold under the ULTIMA II brand name, which is the Company's flagship premium priced brand sold throughout the world, and the JEANNE GATINEAU brand name, which is sold outside the United States. The ULTIMA II line includes the WONDERWEAR collection, which includes a long-wearing foundation that uses patent-pending technology, cheek and eyecolor products that use proprietary technology that provides long wear, and WONDERWEAR LIPSEXXXY lipstick, which uses patented transferresistant technology that provides long wear, the BEAUTIFUL NUTRIENT collection, a complete line of nourishing makeup that provides advanced nutrient protection against dryness and THE NAKEDS makeup, a trendsetting line of makeup emphasizing neutral colors.

         Fragrances. The Company sells a selection of moderately priced and premium priced fragrances, including perfumes, eau de toilettes and colognes. The Company's portfolio includes fragrances such as CHARLIE and FIRE & ICE and line extensions such as CHARLIE RED, CHARLIE WHITE, CHARLIE SUNSHINE and FIRE & ICE COOL. The Company's CHARLIE fragrance has been a market leader since the mid1970's and, the Company believes, one of the top selling fragrances worldwide. In international markets, the Company distributes under license certain brands, including VERSACE and VAN GILS.

         Personal Care Products. The Company sells a broad line of personal care consumer products which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the selfselect distribution channel, the Company sells haircare, antiperspirant and other personal care products, including the FLEX, OUTRAGEOUS and AQUAMARINE haircare lines throughout the world and the COLORAMA, PLUSBELLE, JUVENA, LLONGUERAS and NATURAL HONEY brands outside the United States; the breakthrough, patent-pending COLORSTAY and the COLORSILK, REVLON SHADINGS, FROST & GLOW and ROUX FANCI-FULL hair coloring lines throughout most of the world; and the MITCHUM, LADY MITCHUM and HI & DRI antiperspirant brands throughout the world. Certain hair care products, including ROUX FANCI-FULL hair coloring and PERFECT TOUCH and SALON PERFECTION home permanents, were originally developed for professional use. The Company also markets hypoallergenic personal care products, including sunscreens, moisturizers and antiperspirants, under the ALMAY brand.

         Professional Products. The Company sells a comprehensive line of salon products, including permanent wave preparations, hair relaxers, temporary and permanent hair coloring products, shampoos, conditioners, styling products and hair conditioners, to professional salons and beauty supply stores under the REVLON brand as well as other brand names such as ROUX FANCI-FULL, REALISTIC, REVLONISSIMO, CREME OF NATURE, FABU-LAXER, LOTTABODY, NATURAL WONDER, SENSOR and INTERCOSMO. Most of the Company's salon products in the United States currently are distributed in the nonexclusive distribution channels, in contrast to those products that are distributed exclusively to professional salons. Two recent acquisitions, Creative Nail Design, Inc. ("Creative Nail"), acquired in November 1995, and American Crew, Inc., acquired in April 1996, increase the Company's strength in the exclusive distribution channel. Through Creative Nail, the Company sells nail enhancement systems and nail color and treatment products and services for use by the professional salon industry under the CREATIVE NAIL brand name. Through American Crew, Inc. the Company sells men's shampoos, conditioners, gels, and other hair care products for use by professional salons under the AMERICAN CREW brand name. The Company also sells retail hair care products under the LLONGUERAS, PERSONAL BIO POINT, GENIOL, FIXPRAY and LANOFIL brands outside the United States. The Company markets in salons, beauty supply stores and the selfselect distribution channel several lines of hair relaxers, styling products, hair conditioners and other hair care products under such names as FABU-LAXER and CREME OF NATURE designed for the particular needs of ethnic consumers. The Company also developed a new exclusive line of ethnic products, AROSCI, which was launched in 1996. The Company also sells wigs and hair pieces to retail outlets and certain professional salons under the REVLON brand and, pursuant to a license, under the ADOLFO brand.

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

         Consumer Products. The Company markets extensive consumer product lines at a range of retail prices primarily through the selfselect distribution channel and markets select premium lines through demonstrator-assisted channels. Each line is distinctively positioned and is marketed globally with consistently recognizable logos, packaging and advertising designed to differentiate it from other brands. The Company's existing consumer product lines are carefully segmented, and new product lines are developed, to target specific consumer needs as measured by focus groups and other market research techniques.

         The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company has shifted a significant portion of its marketing to appeal to a broader audience and has increased media advertising, particularly national television advertising. Advertising and consumer-directed promotion expenditures increased by 11.8% in 1997 over 1996 levels and by 17.4% in 1996 over 1995 levels. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY, ULTIMA II, FLEX, CHARLIE, OUTRAGEOUS and MITCHUM. The Company coordinates advertising campaigns with instore promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, pointofpurchase and other focused marketing programs. In the selfselect distribution channel, the Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and pointofsale testers. In the demonstratorassisted distribution channel, the Company principally uses cooperative advertising programs with retailers, supported by Companypaid or Companysubsidized demonstrators, and coordinated instore promotions and displays.

         The Company also has developed unique marketing materials such as the "Revlon Report," a glossy, color pamphlet distributed in magazines and on merchandising units, available in 34 countries and 18 languages, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. The Company has created ontheroad beauty sampling and information vehicles that travel to major retailers throughout the United States, at which Company trainers educate consumers on the latest product and shade offerings. These vehicles create consumer and retail excitement about the Company's new and existing products and encourage trial and purchase by consumers. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include pointofsale testers on the Company's display units that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an instore demonstrator without the corresponding cost; magazine inserts containing samples of the Company's newest products; trial size products and "shade samplers," which are collections of trial size products in different shades. Additionally, the Company's website at http://www.revlon.com features current product and promotional information and was recently recognized by a major national business magazine as one of the top corporate sites on the World Wide Web. Revlon was the only cosmetics company to receive this recognition.

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

         The Company's improvements in manufacturing, sourcing and related operations have contributed to improved customer service, including an improvement in the percentage of timely order fulfillment from most of the Company's principal manufacturing facilities and the timeliness and accuracy of new product and promotion deliveries. To promote the Company's understanding of, and responsiveness to the needs of its retail customers, the Company assigns members of senior operations management to lead interdepartmental teams that visit significant accounts, and has provided retail accounts with a designated customer service representative.

         The Company emphasizes safety and increased training of employees resulting in an improved safety record. The Company anticipates that the globalization of, and continued improvement in, the quality of its manufacturing operations will result in lower manufacturing costs.

BUSINESS PROCESS ENHANCEMENTS

         The Company's management information systems have been substantially upgraded to provide comprehensive order processing, production and accounting support for the Company's business. The Company's expenditures to outside vendors for improvements to its management information systems were approximately $11 million for 1997, and the Company anticipates a similar level of expenditure in 1998. Systems improvements have been and the Company anticipates that they will continue to be instrumental in contributing to the reduction of the time from order entry to shipment, improved forecasting of demand and improved operating efficiencies.

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

DISTRIBUTION

         As a result of its improved customer service and consumer traffic generated by its products and innovative marketing programs, the Company believes that its relationships with selfselect distribution cosmetic retailers are the best in the cosmetics industry.

         The Company's products are sold in approximately 175 countries and territories. The Company's worldwide sales force had approximately 1,200 people as of December 31, 1997, including a dedicated sales force for cosmetics, skin care and fragrance products in the selfselect distribution channel, for the demonstratorassisted distribution channel, for personal care products distribution and for salon distribution. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States. The United States operation's net sales accounted for approximately 58.1% of the Company's 1997 net sales, a majority of which were made in the selfselect distribution channel. The Company also sells a broad range of consumer and retail professional products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 1997, 19 licenses were in effect relating to 21 product categories to be marketed in the selfselect distribution channel. Pursuant to the licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties, royalty advances and, in some cases, upfront licensing fees. Products designed for professional use or resale by beauty salons are sold through wholesale beauty supply distributors and directly to professional salons. Various hair care products, such as ethnic hair relaxers, scalp conditioners, shampoos and hair coloring products and wigs and hairpieces are sold directly and through wholesalers to chain drug stores and mass volume retailers. Wigs and hairpieces are also sold through mail order direct marketing, retail outlet malls, salons and certain department stores.

         The Company also operated retail stores through Cosmetic Center. As of December 31, 1997, Cosmetic Center's retail (or Cosmetic Center) division operated 66 specialty retail stores in the middle Atlantic region and in Chicago and its outlet (or Prestige Fragrance & Cosmetics) division operated 201 retail outlet stores throughout the United States. The stores in the Cosmetic Center division offer a broad range of brand name prestige and mass merchandised cosmetics products at value prices. The stores in the Prestige Fragrance & Cosmetics division operate in factory outlet malls, rural areas and other similar locations that are not disruptive to the Company's principal distribution channels. In these stores, Cosmetic Center sells the Company's first quality, first quality excess, returned and refurbished, and discontinued consumer products and retail professional products, as well as similar products of other cosmetics companies.

         International. The International operation's net sales accounted for approximately 41.9% of the Company's 1997 net sales. The International operation's ten largest countries in terms of these sales, which include, among others, Brazil, Spain, the United Kingdom, Australia, South Africa, Canada and Japan, accounted for approximately 30% of the Company's net sales in 1997, with Brazil accounting for approximately 5.8% of the Company's net sales. The International operation is increasing distribution through the expanding selfselect distribution channels outside the United States, such as drug stores/chemists, hypermarkets/mass volume retailers and variety stores, as these channels gain importance. The International operation also distributes through department stores and specialty stores such as perfumeries. The International operation's professional products are sold directly to beauty salons by the Company's direct sales force in Spain, France, Germany, Portugal, Italy, Mexico and Ireland and through distributors in other countries. As of December 31, 1997, the Company actively sold its products through wholly owned subsidiaries established in 26 countries outside of the United States, through joint ventures in India and Indonesia, and through a large number of distributors and licensees elsewhere around the world. The Company continues to pursue strategies to establish its presence in new emerging markets. Such new and emerging markets include Eastern Europe; Russia; and China, where in 1996 the Company established a subsidiary with a local minority partner. In addition, the Company is building a franchise through local distributorships in northern and central Africa, where the Company intends to expand the distribution of its products by capitalizing on its market strengths in South Africa.

CUSTOMERS

         The Company's principal customers include chain drug stores and large mass volume retailers, including such well known retailers as Wal-Mart, Walgreens, Kmart, Target, CVS, Drug Emporium, American Drug Stores, Eckerds, and Rite Aid in the self-select distribution channel, J.C. Penney in the demonstratorassisted distribution channel, Sally's Beauty Company for professional products, Boots in the United Kingdom and Western Europe and Wal-Mart worldwide. The foregoing principal customers each accounted for 1% or more of the Company's net sales in 1997 and are representative of the Company's customers. Wal-Mart and its affiliates accounted for approximately 10.3% of the Company's 1997 consolidated net sales. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

COMPETITION

         The cosmetics and skin care, fragrance, personal care and professional products business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated on product benefits, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the sales force affect product reception, instore position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a number of companies, some of which have substantially greater resources than the Company. In addition to products sold in the selfselect and demonstratorassisted distribution channels, the Company's products also compete with similar products sold doortodoor or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Helene Curtis Industries, Inc. and Joh A. Benckiser GmbH in the selfselect distribution channel; L'Oreal S.A., Unilever N.V., Estee Lauder, Inc. and Joh A. Benckiser GmbH in the demonstratorassisted distribution channel; and L'Oreal S.A. and Matrix Essentials, Inc., which is owned by Bristol-Myers Squibb Company, in professional products.

SEASONALITY

         The Company's business is subject to certain seasonal fluctuations, with net sales in the second half of the year generally benefiting from increased retailer purchases in the United States for the backtoschool and Christmas selling seasons.

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

         The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, COLORSTAY haircolor, FLEX & GO shampoo, LENGTHWISE mascara, classic REVLON nail enamel, TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation, WONDERWEAR LIPSEXXXY lipstick, ALMAY TIMEOFF skin care and makeup, ALMAY AMAZING cosmetics, ALMAY ONE COAT eye makeup and cosmetics, ULTIMA II VITAL RADIANCE skin care products, OUTRAGEOUS shampoo, FLEX hairspray and various professional products, including FERMODYL shampoo and conditioners. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

GOVERNMENT REGULATION

         The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Phoenix, Arizona and Oxford, North Carolina manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain overthecounter drug ingredients such as sunscreens. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. State and local regulations in the United States that are designed to protect consumers or the environment have an increasing influence on product claims, contents and packaging.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single business segment. Certain geographic, financial and other information of the Company is set forth in Note 19 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 1997, the Company employed the equivalent of approximately 14,000 fulltime persons (which excludes approximately 2,000 employees of the discontinued operations). Approximately 2,100 of such employees in the United States are covered by collective bargaining agreements. The Company will be negotiating collective bargaining agreements or portions thereof covering employees in eleven countries outside the United States during 1998 (namely, Australia, Brazil, England, France, Ireland, Israel, Italy, Japan, Mexico, South Africa and Spain). Although there can be no assurance, the Company expects that such agreements will be renewed in the ordinary course, and further believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 1997 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                             APPROXIMATE FLOOR SPACE
LOCATION                             USE                                                             SQ. FT.
--------                             ---                                                     -----------------------
United States:
Oxford, North Carolina               Manufacturing, warehousing, distribution and office             1,012,000

Phoenix, Arizona                     Manufacturing, warehousing, distribution and office               706,000
                                     (partially leased)

Jacksonville, Florida                Manufacturing, warehousing, distribution, research and            526,000
                                     office

Edison, New Jersey                   Research and office (leased)                                      133,000

Irvington, New Jersey                Manufacturing, warehouse and office                                96,000

International:
Sao Paulo, Brazil                    Manufacturing, warehousing, distribution, office and              435,000
                                     research

Maesteg, South Wales                 Manufacturing, distribution and office                            316,000

Mississauga, Canada                  Manufacturing, warehousing, distribution and office               245,000

Santa Maria, Spain                   Manufacturing and warehousing                                     173,000

Caracas, Venezuela                   Manufacturing, distribution and office                            145,000

Kempton Park, South Africa           Warehousing, distribution and office (leased)                     127,000

Canberra, Australia                  Warehousing, distribution and office                              125,000

Isando, South Africa                 Manufacturing, warehousing, distribution and office                94,000

Escobar, Argentina                   Manufacturing, warehousing, distribution and office                75,000

Argenteuil, France                   Warehousing and distribution (leased)                              73,000

Bologna, Italy                       Manufacturing, warehousing, distribution and office                60,000

Dublin, Ireland                      Manufacturing, warehousing, distribution and office                32,500


         In addition to the facilities described above, additional facilities are owned and leased in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (345,000 square feet, of which approximately 57,000 square feet are currently sublet to affiliates of the Company and approximately 27,000 square feet are sublet to an unaffiliated third party). Management considers the Company's facilities to be wellmaintained and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its current and expected production requirements. Products Corporation leases from Holdings on arms' length terms its research and development facility located in Edison, New Jersey.

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


                          1997 QUARTERLY STOCK PRICES (1)
           ---------------------------------------------------------------
               1ST             2ND              3RD              4TH
             QUARTER         QUARTER          QUARTER          QUARTER
           ------------    -------------    ------------     -------------
High       $     42 3/8          51 13/16   $    54 1/8      $     49
Low              29 5/8          33 1/4          45 3/8            33 1/8

                          1996 QUARTERLY STOCK PRICES (1)
           ---------------------------------------------------------------
               1ST             2ND              3RD              4TH
             QUARTER         QUARTER          QUARTER          QUARTER
           ------------    -------------    ------------     -------------
High       $     28 1/4    $    31 3/8      $   31 1/8       $    36 1/2
Low              25 1/2         24 3/4          23 1/2            28 5/8


         (1) Represents the closing price per share on the New York Stock Exchange (NYSE), which is the market on which shares of the Company's Class A Common Stock are listed. The Company's symbol is REV.

ITEM 6. SELECTED FINANCIAL DATA

         The Consolidated Statements of Operations Data for each of the years in the threeyear period ended December 31, 1997 and the Balance Sheet Data as of December 31, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Statements of Operations Data for each of the years in the two-year period ended December 31, 1994 and the Balance Sheet Data as of December 31, 1995, 1994 and 1993 are derived from unaudited consolidated financial statements for such periods, which have been restated to reflect the Company's retail and outlet store business as discontinued operations. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                    1997 (a)             1996 (a)             1995 (a)
                                                                 ----------------     ----------------     ---------------
                                                                                  (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales                                                        $       2,238.6      $       2,092.1      $      1,867.3
                                                                 ================     ================     ===============
Operating income                                                 $         214.9 (b)  $         199.2      $        147.5
                                                                 ================     ================     ===============
Income (loss) from continuing operations                         $          57.8      $          24.4      $        (37.2)
Income (loss) from discontinued operations                                   0.7                  0.4                (4.0)
Extraordinary items - early extinguishments of debt                        (14.9)                (6.6)                -
Cumulative effect of accounting changes                                      -                    -                   -
                                                                 ----------------     ----------------     ---------------
Net income (loss)                                                $          43.6      $          18.2      $        (41.2)
                                                                 ================     ================     ===============

 Basic income (loss) per common share:
      Income (loss) from continuing operations                   $           1.13     $           0.49     $         (0.88)
      Income (loss) from discontinued operations                             0.01                 0.01               (0.09)
      Extraordinary items                                                   (0.29)               (0.13)               -
      Cumulative effect of accounting changes                                -                    -                   -
                                                                 ----------------     ----------------     ---------------
      Net income (loss) per common share                         $           0.85     $           0.37     $         (0.97)
                                                                 ================     ================     ===============

 Diluted income (loss) per common share:
      Income (loss) from continuing operations                   $           1.13     $           0.49     $         (0.88)
      Income (loss) from discontinued operations                             0.01                 0.01               (0.09)
      Extraordinary items                                                   (0.29)               (0.13)               -
      Cumulative effect of accounting changes                                -                    -                   -
                                                                 ----------------     ----------------     ---------------
      Net income (loss) per common share                         $           0.85     $           0.37     $         (0.97)
                                                                 ================     ================     ===============

Weighted average number of
      common shares outstanding: (e)
        Basic                                                          51,131,440           49,687,500          42,500,000
                                                                 ================     ================     ===============
        Dilutive                                                       51,544,318           49,818,792          42,500,000
                                                                 ================     ================     ===============

                                                                                                           DECEMBER 31,
                                                                 ------------------------------------------------------------
                                                                    1997 (a)             1996 (a)             1995 (a)
                                                                 ----------------     ----------------     ---------------
                                                                                                    (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Total assets                                                     $       1,756.0      $        1,617.3     $       1,532.6
Long-term debt, including current portion                                1,425.2               1,361.0             1,476.7
Total stockholders' deficiency                                            (458.5)               (497.1)             (702.3)

                   [TABLE RESTUBBED FROM ABOVE]

                                                              ------------------------------------
                                                                 1994 (a)            1993 (a)
                                                              ----------------    ----------------

STATEMENTS OF OPERATIONS DATA:
Net sales                                                      $       1,674.0     $       1,540.5
                                                               ================    ================
Operating income                                               $         108.1     $          51.1
                                                               ================    ================
Income (loss) from continuing operations                       $         (73.0)    $        (128.7)
Income (loss) from discontinued operations                                (2.0)               (1.5)
Extraordinary items - early extinguishments of debt                        -                  (9.5)
Cumulative effect of accounting changes                                  (28.8)(c)            (6.0)(d)
                                                               ----------------    ----------------
Net income (loss)                                              $        (103.8)    $        (145.7)
                                                               ================    ================

 Basic income (loss) per common share:
      Income (loss) from continuing operations                 $          (1.72)   $          (3.03)
      Income (loss) from discontinued operations                          (0.04)              (0.04)
      Extraordinary items                                                  -                  (0.22)
      Cumulative effect of accounting changes                             (0.68)              (0.14)
                                                               ----------------    ----------------
      Net income (loss) per common share                       $          (2.44)   $          (3.43)
                                                               ================    ================

 Diluted income (loss) per common share:
      Income (loss) from continuing operations                 $          (1.72)   $          (3.03)
      Income (loss) from discontinued operations                          (0.04)              (0.04)
      Extraordinary items                                                  -                  (0.22)
      Cumulative effect of accounting changes                             (0.68)              (0.14)
                                                               ----------------    ----------------
      Net income (loss) per common share                       $          (2.44)   $          (3.43)
                                                               ================    ================

Weighted average number of
      common shares outstanding: (e)
        Basic                                                        42,500,000          42,500,000
                                                               ================    ================
        Dilutive                                                     42,500,000          42,500,000
                                                               ================    ================


                                                              -------------------------------------
                                                                  1994 (a)            1993 (a)
                                                               ----------------    ----------------

BALANCE SHEET DATA:
Total assets                                                   $        1,414.3    $        1,547.8
Long-term debt, including current portion                               1,330.4             1,291.3
Total stockholders' deficiency                                           (656.2)             (554.2)

(a) On June 8, 1998, the Company announced its intention to dispose of its approximately 85% ownership interest in Cosmetic Center. The results of operations of Cosmetic Center have been reported as a discontinued operation and, accordingly, all prior periods have been restated.

(b) In 1997, the Company incurred business consolidation costs and other, net, of approximately $3.6 million in connection with the implementation of its business strategy to rationalize factory and warehouse operations, including primarily severance and other related costs in certain operations, partially offset by a settlement of a claim of $12.7 million and gains associated with the sale of certain facilities related to the rationalizations.

(c) Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The Company recognized a charge of $28.8 million in the first quarter of 1994 to reflect the cumulative effect of the accounting change, net of income tax benefit.

(d) Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its retiree benefit plan in the United States. Accordingly, the Company recognized a charge of $6.0 million in the first quarter of 1993 to reflect the cumulative effect of the accounting change.

(e) Represents the weighted average common shares outstanding for the period. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company has a licensing group.

         The Company presents its business geographically as its United States operation, which comprises the Company's business in the United States, and its International operation, which comprises its business outside of the United States.

         On June 8, 1998, the Company announced its intention to dispose of its approximately 85% ownership interest in Cosmetic Center. Accordingly, all prior period financial information has been restated to reflect the retail and outlet store business as a discontinued operation.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by operation for each of the last three years:



                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
 Net sales:                                                  1997             1996              1995
                                                         ------------     ------------      ------------
       United States                                     $    1,300.2     $    1,182.3      $    1,042.7
       International                                            938.4            909.8             824.6
                                                         ============     ============      ============
                                                         $    2,238.6     $    2,092.1      $    1,867.3
                                                         ============     ============      ============



         The following table sets forth certain statements of operations data as a percentage of net sales for each of the last three years:




                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                             1997             1996              1995
                                                         ------------     ------------      ------------
       Cost of sales                                         33.2%            32.9%             32.9%
       Gross profit                                          66.8             67.1              67.1
       Selling, general and administrative expenses          57.1             57.6              59.2
       Business consolidation costs and other, net            0.1              -                 -
       Operating income                                       9.6              9.5               7.9

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

 NET SALES

         Net sales were $2,238.6 and $2,092.1 for 1997 and 1996, respectively, an increase of $146.5, or 7.0% or 9.5% on a constant U.S. dollar basis, primarily as a result of successful new product introductions worldwide, increased demand in the United States, increased distribution internationally into the expanding selfselect distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,300.2 for 1997 from $1,182.3 for 1996, an increase of $117.9, or 10.0%. Net sales improved for 1997, primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. These results were partially offset by a decline in the Company's fragrance business caused by downward trends in the mass fragrance industry and the Company's strategy to de-emphasize new fragrance products. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased significantly, the Company's sales to its customers have been during 1997 and may continue to be impacted by retail inventory balancing and reductions resulting from consolidation in the chain drugstore industry in the U.S.

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

         International. The International operation's net sales increased to $938.4 for 1997 from $909.8 for 1996, an increase of $28.6, or 3.1% on a reported basis or 8.8% on a constant U.S. dollar basis. Net sales improved for 1997, principally as a result of increased distribution into the expanding selfselect distribution channel, successful new product introductions, including the continued rollout of the COLORSTAY cosmetics collection and the further development of new international markets. This was partially offset by the Company's decision to exit the unprofitable demonstrator-assisted channel in Japan in the second half of 1996, unfavorable economic conditions in several international markets, and, on a reported basis, the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta, the Italian lira and several other European currencies, the Australian dollar, the South African rand and the Japanese yen. New products such as COLORSTAY haircolor and STREETWEAR were introduced in select international markets in the second half of 1997. During 1997, the International operation's sales were divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 3.4% on a reported basis to $417.9 for 1997 as compared to 1996 or an increase of 11.3% on a constant U.S. dollar basis); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 11.1% on a reported basis to $346.6 for 1997 as compared to 1996 or an increase of 14.5% on a constant U.S. dollar basis); and the Far East (in which net sales decreased by 10.3% on a reported basis to $173.9 for 1997 as compared to 1996 or a decrease of 5.5% on a constant U.S. dollar basis). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales on a constant U.S. dollar basis for 1997 would have been at approximately the same level as those in 1996.

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

Cost of sales

         As a percentage of net sales, cost of sales was 33.2% for 1997 compared to 32.9% for 1996. The increase in cost of sales as a percentage of net sales included factors which enhanced overall operating income, including increased sales of the Company's higher cost, enhanced-performance, technology-based products and increased export sales and other factors including the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain International markets. These factors were partially offset by the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 57.1% for 1997, an improvement from 57.6% for 1996. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 39.3% for 1997 compared with 40.6% for 1996, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1997 compared with those in 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1997 compared with 1996 to support growth in existing product lines, new product launches and increased distribution in the selfselect distribution channel in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 11.8% to $397.4, or 17.8% of net sales, for 1997 from $355.5, or 17.0% of net sales, for 1996.

Business consolidation costs and other, net

         Business consolidation costs and other, net, in 1997 include severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory operations in certain operations in accordance with the Company's business strategy, partially offset by related gains from the sales of certain factory operations and an approximately $12.7 settlement of a claim in the second quarter of 1997. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future.

Operating income

         As a result of the foregoing, operating income increased by $15.7, or 7.9%, to $214.9 for 1997 from $199.2 for 1996.

Other expenses/income

         Interest expense was $133.7 for 1997 compared to $133.4 for 1996. The slight increase in interest expense in 1997 is due to higher average outstanding borrowings, partially offset by lower interest rates.

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

Provision for income taxes

         The provision for income taxes was $9.3 and $25.5 for 1997 and 1996, respectively. The decrease was primarily attributable to lower taxable income in certain International operations, partially as a result of the implementation of tax planning, including the utilization of net operating loss carryforwards in certain International operations, and benefits from net operating loss carryforwards domestically.

Discontinued operations

         Income from discontinued operations was $0.7 and $0.4 for 1997 and 1996, respectively. The 1997 period includes a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., then a wholly owned subsidiary of Products Corporation, with and into CCI on April 25, 1997, partially offset by related business consolidation costs of $4.0 and operating losses of Cosmetic Center.

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

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net sales

         Net sales were $2,092.1 and $1,867.3 for 1996 and 1995, respectively, an increase of $224.8, or 12.0%, primarily as a result of successful new product introductions worldwide, increased demand in the United States, acquisitions of certain exclusive line professional product businesses, increased distribution internationally into the expanding selfselect distribution channel and the further development of new international markets.

         United States. The United States operation's net sales increased to $1,182.3 for 1996 from $1,042.7 for 1995, an increase of $139.6, or 13.4%. Net sales improved for 1996 primarily as a result of continued consumer acceptance of new product offerings, general improvement in consumer demand for the Company's color cosmetics in the United States and acquisitions of certain exclusive line professional product businesses, partially offset by overall softness in the fragrance industry and lower sales of one of the Company's prestige brands. The Company improved the dollar share of its REVLON brand cosmetics in the color cosmetics business in the United States selfselect distribution channel to 21.4% for 1996 from 19.5% for 1995, moving into the leading position in market share. Market share, which is subject to a number of conditions, can vary from quarter to quarter as a result of such things as timing of new product introductions and advertising and promotional spending. New product introductions (including, in 1996, certain products launched during 1995) generated incremental net sales in 1996, principally as a result of launches of products in the COLORSTAY collection, including COLORSTAY foundation, lip makeup, eye makeup and COLORSTAY LASHCOLOR mascara, launches of products in the ALMAY AMAZING collection, including lip makeup, eye makeup, face makeup and concealer, and launches of Cherish fragrance and MITCHUM CLEAR and ALMAY CLEAR COMPLEXION line extensions.

         International. The International operation's net sales increased to $909.8 for 1996 from $824.6 for 1995, an increase of $85.2, or 10.3% on a reported basis or 12.6% on a constant U.S. dollar basis. Net sales improved principally as a result of successful new product introductions, including the continued rollout of the COLORSTAY cosmetics collection and REVLON AGE DEFYING makeup, increased distribution into the expanding selfselect distribution channel, the further development of new international markets, partially offset, on a reported basis, by the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the South African rand, Japanese yen, and several European currencies. During 1996, the International operation's sales were divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased to $404.0 for 1996 from $374.6 for 1995, an increase of $29.4, or 7.8%); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased to $311.9 for 1996 from $275.4 for 1995, an increase of $36.5, or 13.3%); and the Far East (in which net sales increased to $193.9 for 1996 from $174.6 for 1995, an increase of $19.3, or 11.1%).

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

Cost of sales

         As a percentage of net sales, cost of sales was 32.9% for 1996 and 1995, respectively. Cost of sales as a percentage of net sales for 1996 compared to 1995 reflects the benefits of improved overhead absorption against higher production volumes and more efficient global production and purchasing. These improvements were offset by changes in product mix involving an increase in sales of the Company's higher cost technology-based products, an increase in export sales, lower margin products (such as those products sold in Brazil), the effect of weaker local currencies on the cost of imported purchases and competitive pressures on the Company's toiletries business in certain international markets in Europe and the Far East. The aforementioned increases in sales that negatively impacted cost of sales were, however, more profitable to the Company's overall operating results.

S,G&A expenses

         As a percentage of net sales, S,G&A expenses were 57.6% for 1996, an improvement from 59.2% for 1995. S,G&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 40.6% for 1996 compared with 43.0% for 1995 primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1996 compared with 1995, partially offset by additional costs incurred in Japan in 1996 in connection with the Company's strategy of exiting the demonstrator-assisted distribution channel. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1996 compared with 1995 to support growth in existing product lines, new product launches and increased distribution in the selfselect distribution channel in many of the Company's markets in the International operation. Advertising and consumer-directed promotion expenses increased by 17.4% to $355.5, or 17.0% of net sales, for 1996 compared to $302.9, or 16.2% of net sales, for 1995.

Operating income

         As a result of the foregoing, operating income increased by $51.7, or 35.1%, to $199.2 for 1996 from $147.5 for 1995.

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

Discontinued operations

         Income (loss) from discontinued operations was $0.4 and $(4.0) for 1996 and 1995, respectively. The improvement was primarily due to an increase in net sales as a result of new store openings and increased fragrance sales during the Christmas season.

Extraordinary item

         The extraordinary item resulted from the write-off recorded in the first quarter of 1996 of deferred financing costs associated with the early extinguishment of the 1995 Credit Agreement prior to its maturity with the net proceeds from the Revlon IPO and borrowings under the 1996 Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used for) operating activities was $8.7, ($10.3) and ($45.9) for 1997, 1996 and 1995, respectively. The increase in net cash provided by operating activities for 1997 compared with net cash used in 1996 resulted primarily from higher operating income and improved working capital management, partially offset by increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel. The decrease in net cash used for operating activities for 1996 compared with 1995 resulted primarily from higher operating income, lower restructuring payments ($13.3 for 1996 compared with $24.2 for 1995) and improved management of inventory relative to business growth, partially offset by higher trade receivable balances as a result of higher net sales and increased spending on merchandise display units in connection with the Company's continued expansion into the self-select distribution channel.

         Net cash used for investing activities was $84.3, $61.8 and $69.5 for 1997, 1996 and 1995, respectively. Net cash used for investing activities for 1997, 1996 and 1995 included capital expenditures of $52.3, $54.7 and $51.3, respectively, and $40.5, $7.1 and $21.2, respectively, used for acquisitions. Net cash used for acquisitions in 1997 consisted primarily of cash paid for the acquisition of a South American hair care manufacturer and its distributor.

         Net cash provided by financing activities was $84.9, $77.9 and $125.6 for 1997, 1996 and 1995, respectively. Net cash provided by financing activities for 1997 included cash drawn under the 1996 Credit Agreement and the Credit Agreement, partially offset by the repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to entering into the Credit Agreement, the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement")and the redemption of the Sinking Fund Debentures. Net cash provided by financing activities for 1996 included the net proceeds from the Revlon IPO, cash drawn under the 1995 Credit Agreement and under the 1996 Credit Agreement, partially offset by the repayment of borrowings under the 1995 Credit Agreement, the payment of fees and expenses related to the 1996 Credit Agreement and the repayment of borrowings under the Yen Credit Agreement. Net cash provided by financing activities for 1995 consisted primarily of borrowings under the credit agreement of Products Corporation in effect prior to the 1995 Credit Agreement and borrowings under the 1995 Credit Agreement, partially offset by repayments of cash drawn under those credit agreements, repayments under the Yen Credit Agreement and payment of debt issuance costs under the 1995 Credit Agreement.

         In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the 1996 Credit Agreement and to redeem the Sinking Fund Debentures and were and will be used for general corporate purposes or, in the case of the Acquisition Facility, the financing of acquisitions. See Note 11(a) to the Consolidated Financial Statements. At December 31, 1997 Products Corporation had approximately $200.0 outstanding under the Term Loan Facilities, $102.7 outstanding under the Multi-Currency Facility, $41.9 outstanding under the Acquisition Facility and $34.8 of issued but undrawn letters of credit under the Special LC Facility.

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

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixedrate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considered to be held for other than trading purposes, on December 31, 1997 and 1996, a loss of approximately $0.1 and $3.5, respectively, would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0 and were amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997, 1996, and 1995 was approximately $3.1, $3.2 and $3.2, respectively. Cash flow from the agreements outstanding at December 31, 1997 was approximately break even for 1997. Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which will be recognized upon repayment of the hedged indebtedness.

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

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K/A for the year ended December 31, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings, and the effect on sales of inventory balancing and consolidation in the chain drugstore industry in the U.S., cash flows from operations, improved results from business consolidations, information system upgrades and globalization of the Company's manufacturing operations, capital expenditures, the availability of funds from currently available credit facilities and refinancings of indebtedness, capital contributions or loans from affiliates, the sale of assets or additional shares of Revlon, Inc., and the cost and timely implementation of the Company's Year 2000 compliance modifications. Readers are urged to consider that statements which use the terms "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "anticipates" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to factors that may be described in the Company's Commission filings, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades, and to globalize its manufacturing operations; (v) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell assets or additional shares of Revlon, Inc.; (vi) effects of and changes in economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in countries outside of the U.S. in which the Company operates, including Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new product offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay its debts by a significant customer or customers; (ix) difficulties or delays in realizing improved results from business consolidations; (x) lower than expected sales as a result of inventory balancing and consolidation in the chain drugstore industry in the U.S.; (xi) difficulties, delays, unanticipated costs or greater than expected losses in connection with the disposition of Cosmetic Center; and (xii) unanticipated costs or difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

EFFECT OF NEW ACCOUNTING STANDARD

         In June 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign nonhyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, Venezuela and Mexico, that have experienced hyperinflation in the past three years. The Company's operations in Brazil were accounted for as operating in a hyperinflationary economy until June 30, 1997. Effective July 1, 1997, Brazil was considered a non-hyperinflationary economy. The impact of accounting for Brazil as a non-hyperinflationary economy was not material to the Company's operating results. Effective January 1997, Mexico was considered a hyperinflationary economy for accounting purposes. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Directors and executive officers of the Company as of February 13, 1998. Each Director holds office until his successor is duly elected and qualified or until his resignation or removal, if earlier.

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

                                                 SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------

                                                       ANNUAL COMPENSATION (a)              LONG-TERM
                                                                                          COMPENSATION
                                                  ------------------------------------       AWARDS
                                                                                          ------------
                                                                               OTHER
                                                                               ANNUAL      SECURITIES       ALL OTHER
                                                                              COMPEN-        UNDER-          COMPEN-
             NAME AND                             SALARY         BONUS         SATION         LYING           SATION
        PRINCIPAL POSITION            YEAR          ($)            ($)          ($)          OPTIONS           ($)

------------------------------------------------------------------------------------------------------------------------
George Fellows                      1997           1,250,000     1,250,000      22,191       170,000             30,917
President and Chief Executive       1996           1,025,000       870,000      15,242       120,000              4,500
Officer (b)                         1995             841,667       531,700      68,559             0              4,500


------------------------------------------------------------------------------------------------------------------------
Jerry W. Levin                      1997             825,000             0      20,811       170,000            160,871
Chairman of the Board (c)           1996           1,500,000     1,500,000      93,801       170,000            307,213
                                    1995           1,450,000     1,450,000      42,651             0            308,002

------------------------------------------------------------------------------------------------------------------------

William J. Fox                      1997             825,000       772,300      55,159        50,000             71,590
Senior Executive Vice President     1996             750,000       598,600      50,143        50,000             56,290
and Chief Financial Officer (d)     1995             660,000       455,000      54,731             0             56,290

------------------------------------------------------------------------------------------------------------------------

M. Katherine Dwyer                  1997             500,000       800,000       5,948       125,000             18,377
Senior Vice President (e)           1996             500,000       326,100      90,029        45,000              4,500

------------------------------------------------------------------------------------------------------------------------
Carlos Colomer                      1997             700,000       330,700           0        37,000             62,645
Executive Vice President (f)        1996             700,000       192,600           0        37,000              3,062
                                    1995             600,000       135,200           0             0                  0

------------------------------------------------------------------------------------------------------------------------

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

                                       OPTION GRANTS IN THE LAST FISCAL YEAR

                  During 1997, the following grants of stock options were made pursuant to the Stock Plan to the executive officers named in the Summary Compensation Table:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 GRANT DATE
                                                                                                                    VALUE
                                                 INDIVIDUAL GRANTS                                                   (a)
--------------------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF
                                    SECURITIES           PERCENT OF
                                    UNDERLYING        TOTAL OPTIONS        EXERCISE OR                      GRANT DATE PRESENT
                                 OPTIONS GRANTED         GRANTED          BASE PRICE         EXPIRATION            VALUE
              NAME                     (#)            TO EMPLOYEES IN       ($/SH)             DATE                  $
                                                       FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------------
George Fellows
President and Chief Executive
Officer (b)                           170,000               11%              $31.375           1/08/07           $2,703,255
--------------------------------------------------------------------------------------------------------------------------------
Jerry W. Levin
Chairman of the Board (b)             170,000               11%              $31.375           1/08/07           $2,703,255
--------------------------------------------------------------------------------------------------------------------------------
William J. Fox
Senior Executive Vice
President and Chief Financial
Officer (b)                            50,000                3%              $31.375           1/08/07             $795,075
--------------------------------------------------------------------------------------------------------------------------------
M. Katherine Dwyer
Senior Vice President (b)             125,000                8%              $31.375           1/08/07           $1,987,688
--------------------------------------------------------------------------------------------------------------------------------
Carlos Colomer
Executive Vice President               37,000                2%              $31.375           1/08/07             $588,356
--------------------------------------------------------------------------------------------------------------------------------

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


                                        AGGREGATED OPTION EXERCISES IN LAST
                                   FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 1997 and the 1997 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

------------------------------------------------------------------------------------------------------------------------------------
                                                                NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                                   SHARES          VALUE                  YEAR-END (#)                   YEAR-END EXERCISABLE/
                                 ACQUIRED ON     REALIZED                 EXERCISABLE/                     UNEXERCISABLE (a)
             NAME               EXERCISE (#)        ($)                  UNEXERCISABLE                            ($)
------------------------------------------------------------------------------------------------------------------------------------
George Fellows
President and
Chief Executive Officer               0              0                     0/290,000                          0/2,026,875
------------------------------------------------------------------------------------------------------------------------------------
Jerry W. Levin
Chairman  of the Board                0              0                     0/340,000                          0/2,592,500
------------------------------------------------------------------------------------------------------------------------------------
William J. Fox
Senior Executive Vice
President and
Chief Financial Officer               0              0                     0/100,000                            0/762,500
------------------------------------------------------------------------------------------------------------------------------------
M. Katherine Dwyer
Senior Vice President                 0              0                     0/170,000                          0/1,001,250
------------------------------------------------------------------------------------------------------------------------------------
Carlos Colomer
Executive Vice President              0              0                      0/74,000                            0/564,250
------------------------------------------------------------------------------------------------------------------------------------

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

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Each of the Chief Executive Officer and the other Named Executive Officers entered into an executive employment agreement with the Company's wholly owned subsidiary, Products Corporation (except Mr. Colomer, who entered into an executive employment agreement with a subsidiary of Products Corporation), which became effective upon consummation of the Revlon IPO, providing for their continued employment. Effective January 1, 1997, Mr. Fellows' employment agreement was amended to provide that he will serve as the President and Chief Executive Officer of the Company at a base salary of $1,250,000 for 1997; $1,350,000 for 1998; $1,450,000 for 1999; $1,550,000 for
2000 and $1,700,000 for 2001 and thereafter, and that management recommend to the Compensation Committee that he be granted options to purchase 170,000 shares of Class A Common Stock each year during the term of the agreement. At any time after January 1, 2001, the Company may terminate the term of Mr. Fellows' agreement by 12 months' prior notice of nonrenewal. In connection with his assumption of management responsibility for an affiliate, Mr. Levin and the Company agreed to terminate his employment agreement as of June 30, 1997, with Mr. Levin continuing as Chairman of the Board of the Company (the "Levin

Amendment"). Pursuant to the Levin Amendment, Mr. Levin received a base salary of $825,000 for services provided to the Company in 1997. Effective January 1, 1998, Mr. Colomer's employment agreement was amended to provide that he will serve as Chairman, Revlon Professional Worldwide Strategic Committee and Chairman, Revlon Professional International at a base salary of not less than $700,000 for 1998 and thereafter, and that management recommend to the Compensation Committee that he be granted options to purchase 37,000 shares of Class A Common Stock each year during the term of the agreement. Mr. Colomer's agreement further provides that at any time on or after the second anniversary of the effective date of his agreement, the Company may terminate the term by 12 months' prior notice of non-renewal. Mr. Fox's agreement provides for a base salary of not less than $750,000 and that management recommend to the Compensation Committee that Mr. Fox be granted options to purchase 50,000 shares of Class A Common Stock each year during the term of the agreement, and further provides that at any time on or after the second anniversary of the effective date of his agreement, the Company may terminate the term by 12 months' prior notice of non-renewal. Effective January 1, 1998, Mr. Fox was appointed President, Strategic and Corporate Development, Revlon Worldwide, and Chief Executive Officer, Revlon Technologies. Effective January 1, 1998, Ms. Dwyer's employment agreement was amended to provide that she will serve as President of Products Corporation's United States Consumer Products business at a base salary of $875,000 per annum for 1998 to be increased as of January 1 of each year by not less than $75,000, and that management recommend to the Compensation Committee that she be granted options to purchase 75,000 shares of Class A Common Stock each year during the term of the agreement. At any time on or after the fourth anniversary of the effective date of her agreement, the Company may terminate Ms. Dwyer's agreement by 12 months' prior notice of non-renewal. All of the agreements currently in effect provide for participation in the Executive Bonus Plan, continuation of life insurance and executive medical insurance coverage in the event of permanent disability and participation in other executive benefit plans on a basis equivalent to senior executives of the Company generally. Pursuant to the Levin Amendment, Mr. Levin is entitled to continued disability insurance and life insurance as well as certain other benefits. The agreements with Messrs. Fellows and Colomer and Ms. Dwyer provide for Company-paid supplemental term life insurance during employment in the amount of three times base salary, while the terms of the agreements with Mr. Levin and Mr. Fox provide that, in lieu of any participation in Company-paid pre-retirement life insurance coverage, Products Corporation will pay premiums and gross ups for taxes thereon in respect of, in the case of Mr. Levin, whole life insurance policies on his life in the amount of $14,100,000 under a split dollar arrangement pursuant to which Products Corporation would be repaid the amount of premiums it paid up to the cash surrender value of the policies from insurance proceeds payable under the policies and, in the case of Mr. Fox, a whole life insurance policy on his life in the amount of $5,000,000 under an arrangement providing for all insurance proceeds to be paid to the designated beneficiary under such policy. The agreements currently in effect provide that in the event of termination of the term of the relevant executive employment agreement by Products Corporation (otherwise than for "cause" as defined in the employment agreements or disability) or by the executive for failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, the executive would be entitled to severance pursuant to and subject to the terms of the Executive Severance Policy as in effect on January 1, 1997 (see "--Executive Severance Policy") (or, at his or her election, to continued base salary payments throughout the term in the case of Mr. Fellows and Ms. Dwyer). In addition, the employment agreement with Mr. Fellows provides that if he remains continuously employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $500,000. Upon any earlier retirement with Products Corporation's consent or any earlier termination of employment by Products Corporation otherwise than for "good reason" (as defined in the Executive Severance Policy), Mr. Fellows will be entitled to a reduced annual payment in an amount equal to the product of multiplying $28,540 by the number of anniversaries, as of the date of retirement or termination, of Mr. Fellows' fifty-third birthday (but in no event more than would have been payable to Mr. Fellows under the foregoing provision had he retired at age 60). In each case, Products Corporation reserves the right to treat Mr. Fellows as having deferred payment of pension for purposes of computing such supplemental payments.

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


                                              ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT
HIGHEST CONSECUTIVE FIVE-YEAR                           WITH INDICATED YEARS OF CREDITED SERVICE (a)
 AVERAGE COMPENSATION DURING      -------------------------------------------------------------------------------------
        FINAL 10 YEARS                 15                20               25               30                35
-----------------------------------------------------------------------------------------------------------------------
            600,000                  $151,974          $202,632          $253,290         $303,948         $303,948
            700,000                   177,974           237,299           296,623          355,948          355,948
            800,000                   203,974           271,965           339,957          407,948          407,948
            900,000                   229,974           306,632           383,290          459,948          459,948
          1,000,000                   255,974           341,299           426,623          500,000          500,000
          1,100,000                   281,974           375,965           469,957          500,000          500,000
          1,200,000                   307,974           410,632           500,000          500,000          500,000
          1,300,000                   333,974           445,299           500,000          500,000          500,000
          1,400,000                   359,974           479,965           500,000          500,000          500,000
          1,500,000                   385,974           500,000           500,000          500,000          500,000
          2,000,000                   500,000           500,000           500,000          500,000          500,000
          2,500,000                   500,000           500,000           500,000          500,000          500,000


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

         The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended effective January 1, 1996, is a nonqualified benefit arrangement designed to provide for the payment by the Company of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her Non-Competition Agreement and, in any case, on the participant not competing with Products Corporation for one year after termination of employment.

         The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 1998 (rounded to full years) for Mr. Fellows is nine years (which includes credit for prior service with Holdings), for Mr. Fox is 14 years (which includes credit for service with MacAndrews Holdings) and for Ms. Dwyer is four years, and as of June 30, 1997 for Mr. Levin is eight years (which includes credit for service with MacAndrews Holdings). Pursuant to the Levin Amendment, Mr. Levin retains all benefits under the Retirement Plan and the Pension Equalization Plan accrued by him as of June 30, 1997. Mr. Colomer does not participate in the Retirement Plan or the Pension Equalization Plan. Mr. Colomer participates in the Revlon Foreign Service Employees Pension Plan (the "Foreign Pension Plan"). The Foreign Pension Plan is a non-qualified defined benefit plan. The Foreign Pension Plan is designed to provide an employee with 2% of final average salary for each year of credited service, up to a maximum of 30 years, reduced by the sum of all other Companyprovided retirement benefits and social security or other governmentprovided retirement benefits. Credited service includes all periods of employment with the Company or a subsidiary prior to retirement. Final average salary is defined as average annual base salary during the five consecutive calendar years in which base salary was highest out of the last 10 years prior to retirement. The normal form of payment under the Foreign Pension Plan is a life annuity. Mr. Colomer's credited service as of January 1, 1998 (rounded to full years) under the Foreign Pension Plan is 18 years (which includes credit for service with Holdings).

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

-------------------
*    Less than one percent.

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



--------

*    Less than one percent.

7 Includes 1,000 shares owned by Mr. Levin's daughter as to which beneficial ownership is disclaimed, 489 shares acquired under the 401(k) Plan and the Excess Plan and 42,500 shares which may be acquired under options which vested on January 9, 1998.

8 Includes 2,000 shares owned by Mr. Semel's children as to which beneficial ownership is disclaimed.

9 Based upon a Schedule 13G filed by Massachusetts Financial Services Company in February 1998, Massachusetts Financial Services Company has sole voting power as to 1,137,280 shares and sole dispositive power as to all 1,146,480 shares.

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

REGISTRATION RIGHTS AGREEMENT

         Prior to the consummation of the Revlon IPO, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of the Class A Common Stock owned by such Holders and the Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders under the Securities Act of 1933, as amended (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material nonpublic information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders.

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

         On February 2, 1998, Revlon Escrow issued and sold the Notes in a private placement, with the net proceeds deposited into escrow. The proceeds from the sale of the Notes will be used to finance the redemptions of the Old Notes. Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation consummated the 85/8% Notes Assumption, and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation will consummate the 81/8% Notes Assumption. On or before March 19, 1998 either Revlon Escrow or Products Corporation is required to file a registration statement with the Commission with respect to the Exchange Offer, which is expected to occur on or before July 2, 1998. In connection with these matters, Products Corporation entered into a Purchase Agreement and a Registration Agreement with Revlon Escrow and the initial purchasers of the Notes and entered into an agreement with Revlon Escrow pursuant to which each of Products Corporation and Revlon Escrow agree to take all actions required under the Purchase Agreement, the Registration Agreement and the other documents governing the sale of the Notes, the redemptions of the Old Notes and the Assumption within the periods prescribed in order to effect such transactions in accordance with their terms. A nationally recognized investment banking firm rendered its written opinion that the Assumption, upon consummation of the redemptions of the Old Notes, and the subsequent release from escrow to Products Corporation of any remaining net proceeds from the sale of the Notes are fair from a financial standpoint to Products Corporation under the indenture governing the 1999 Notes.

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

EXHIBIT NO.                            DESCRIPTION



3.            CERTIFICATE OF INCORPORATION AND BYLAWS.


3.1           Amended and Restated Certificate of Incorporation of Revlon, Inc.
              dated March 4, 1996. (Incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 of Revlon, Inc. (the "Revlon 1996 First Quarter 10-Q")).


3.2 Amended and Restated ByLaws of Revlon, Inc. dated January 30, 1997 (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Revlon, Inc. (the "Revlon 1996 10-K")).


4.            INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
              INDENTURES.


4.1 Indenture, dated as of February 15, 1993, between Products Corporation and The Bank of New York, as Trustee, relating to Products Corporation's 10 1/2% Series B Senior Subordinated Notes Due 2003. (Incorporated by reference to Exhibit 4.31 to the Registration Statement on Form S-1 of Products Corporation filed with the Securities and Exchange Commission on March 17, 1993, File No. 33-9650).


4.2 Indenture, dated as of April 1, 1993, between Products Corporation and NationsBank of Georgia, National Association, as Trustee, relating to the Products Corporation's 9 3/8% Senior Notes Due

EXHIBIT NO.                            DESCRIPTION

              2001 and Products Corporation's 9 3/8% Series B Senior Notes Due 2001. (Incorporated by reference to Exhibit 4.28 to the Amendment No. 1 to the Registration Statement on Form S-1 of Products Corporation as filed with the Securities and Exchange Commission on April 13, 1993, File No. 33-59650).


4.3 Indenture dated as of June 1, 1993, between Products Corporation and NationsBank of Georgia, National Association, as Trustee, relating to Products Corporation's 9 1/2% Senior Notes Due 1999. (Incorporated by reference to Exhibit 4.31 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 of Products Corporation).


4.4 Second Amended and Restated Credit Agreement dated as of December 22, 1994, between Pacific Finance & Development Corp. and the Long-Term Credit Bank of Japan, Ltd. (the "Yen Credit Agreement") (Incorporated by reference to Exhibit 4.32 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Products Corporation (the "Products Corporation 1994 10K")).


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


10.24         Revlon Executive Bonus Plan effective January 1, 1997.
              (Incorporated by reference to Exhibit 10.20 to the Revlon 1996 10-K).

EXHIBIT NO.                            DESCRIPTION


10.25 Revlon Executive Deferred Compensation Plan, amended as of October 15, 1993. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1993 of Products Corporation (the "Products Corporation 1993 10K").


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


*21.1         Subsidiaries of the Registrant.
 .



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


27.1          Financial Data Schedule.


--------------------

*Previously filed .

(b)      Reports on Form 8-K

         Revlon, Inc. filed no reports on Form 8-K during the fiscal year ended December 31, 1997.

                                 REVLON, INC. AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                              Page
                                                                                              ----
Independent Auditors' Report                                                                   F2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1997 and 1996                               F3
    Consolidated Statements of Operations for each of the years in the three-year
       period ended December 31, 1997                                                          F4
    Consolidated Statements of Stockholders' Deficiency for each of the years in
        the three-year period ended December 31, 1997                                           F5
    Consolidated Statements of Cash Flows for each of the years in the three-year
        period ended December 31, 1997                                                         F6
    Notes to Consolidated Financial Statements                                                 F7

FINANCIAL STATEMENT SCHEDULE:

    Schedule II--Valuation and Qualifying Accounts                                               F31

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


                                                           KPMG PEAT MARWICK LLP

New York, New York
January 23, 1998, except for Note 2
which is as of June 8, 1998

                                       REVLON, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               DECEMBER 31,       DECEMBER 31,
                          ASSETS                                                   1997               1996
                                                                               --------------     -------------
Current assets:
     Cash and cash equivalents                                                 $        37.4      $       35.1
     Trade receivables, less allowances of $25.9
          and $24.9, respectively                                                      492.5             426.8
     Inventories                                                                       260.7             249.4
     Prepaid expenses and other                                                         94.4              73.7
                                                                               --------------     -------------
          Total current assets                                                         885.0             785.0
Property, plant and equipment, net                                                     364.0             373.5
Other assets                                                                           142.7             138.6
Intangible assets, net                                                                 319.2             279.2
Net assets of discontinued operations                                                   45.1              41.0
                                                                               --------------     -------------
          Total assets                                                         $     1,756.0      $    1,617.3
                                                                               ==============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Short-term borrowings - third parties                                     $        42.7      $       27.1
     Current portion of long-term debt - third parties                                   5.5               8.8
     Accounts payable                                                                  178.8             159.7
     Accrued expenses and other                                                        356.0             363.8
                                                                               --------------     -------------
          Total current liabilities                                                    583.0             559.4
Long-term debt - third parties                                                       1,388.8           1,321.8
Long-term debt - affiliates                                                             30.9              30.4
Other long-term liabilities                                                            211.8             202.8

Stockholders' deficiency:
     Preferred stock, par value $.01 per share; 20,000,000
          shares authorized, 546 shares of Series A Preferred Stock
          issued and outstanding                                                        54.6              54.6
     Class B Common Stock, par value $.01 per share; 200,000,000
          shares authorized, 31,250,000 issued and outstanding                           0.3               0.3
     Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,886,575 and 19,875,000 issued and
          outstanding, respectively                                                      0.2               0.2
     Capital deficiency                                                               (231.1)           (231.6)
     Accumulated deficit since June 24, 1992                                          (258.8)           (302.4)
     Adjustment for minimum pension liability                                           (4.5)            (12.4)
     Currency translation adjustment                                                   (19.2)             (5.8)
                                                                               --------------     -------------
          Total stockholders' deficiency                                              (458.5)           (497.1)
                                                                               --------------     -------------
          Total liabilities and stockholders' deficiency                       $     1,756.0      $    1,617.3
                                                                               ==============     =============


                 See Notes to Consolidated Financial Statements.

                                           REVLON, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                          YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------------
                                                                                 1997               1996               1995
                                                                            ---------------    ---------------    ---------------

Net sales                                                                   $       2,238.6    $       2,092.1    $       1,867.3
Cost of sales                                                                         743.1              688.9              614.9
                                                                            ---------------    ---------------    ---------------
     Gross profit                                                                   1,495.5            1,403.2            1,252.4
Selling, general and administrative expenses                                        1,277.0            1,204.0            1,104.9
Business consolidation costs and other, net                                             3.6               -                  -
                                                                            ---------------    ---------------    ---------------

     Operating income                                                                 214.9              199.2              147.5
                                                                            ---------------    ---------------    ---------------

Other expenses (income):
     Interest expense                                                                 133.7              133.4              142.6
     Interest and net investment income                                                (4.2)              (4.4)              (7.0)
     Amortization of debt issuance costs                                                6.6                8.3               11.0
     Foreign currency losses, net                                                       6.4                5.7               10.9
     Miscellaneous, net                                                                 5.3                6.3                1.8
                                                                            ---------------    ---------------    ---------------
         Other expenses, net                                                          147.8              149.3              159.3
                                                                            ---------------    ---------------    ---------------

Income (loss) from continuing operations before income taxes                           67.1               49.9              (11.8)

Provision for income taxes                                                              9.3               25.5               25.4
                                                                            ---------------    ---------------    ---------------

Income (loss) from continuing operations                                               57.8               24.4              (37.2)

Income (loss) from discontinued operations                                              0.7                0.4               (4.0)

Extraordinary items - early extinguishment of debt                                    (14.9)              (6.6)               -

                                                                            ---------------    ---------------    ---------------
Net income (loss)                                                           $          43.6    $          18.2    $         (41.2)
                                                                            ===============    ===============    ===============

 Basic income (loss) per common share:
      Income (loss) from continuing operations                              $          1.13    $          0.49    $         (0.88)
      Income (loss) from discontinued operations                                       0.01               0.01              (0.09)
      Extraordinary items                                                             (0.29)             (0.13)              -
                                                                            ---------------    ---------------    ---------------
      Net income (loss) per common share                                    $          0.85    $          0.37    $         (0.97)
                                                                            ===============    ===============    ===============

 Diluted income (loss) per common share:
      Income (loss) from continuing operations                              $          1.13    $          0.49    $         (0.88)
      Income (loss) from discontinued operations                                       0.01               0.01              (0.09)
      Extraordinary items                                                             (0.29)             (0.13)              -
                                                                            ---------------    ---------------    ---------------
      Net income (loss) per common share                                    $          0.85    $          0.37    $         (0.97)
                                                                            ===============    ===============    ===============

 Weighted average number of common shares outstanding:
      Basic                                                                      51,131,440         49,687,500         42,500,000
                                                                            ===============    ===============    ===============
      Dilutive                                                                   51,544,318         49,818,792         42,500,000
                                                                            ===============    ===============    ===============


                 See Notes to Consolidated Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN MILLIONS)

                                                                                                                CURRENCY
                                        PREFERRED      COMMON        CAPITAL       ACCUMULATED      OTHER      TRANSLATION
                                          STOCK        STOCK       DEFICIENCY      DEFICIT (A)    ADJUSTMENTS  ADJUSTMENT
                                        -----------  -----------   ------------    -----------    -----------  ------------

Balance, January 1, 1995                $      54.6  $       0.4   $     (415.1)   $    (279.4)  $      (10.9) $     (5.8)
     Net loss                                                                            (41.2)
     Adjustment for minimum
         pension liability                                                                               (6.1)
     Net capital contribution                                               0.4 (d)
     Currency translation adjustment                                                                                  0.8
                                        -----------  -----------   ------------    -----------    -----------  ------------

Balance, December 31, 1995                     54.6          0.4         (414.7)        (320.6)         (17.0)       (5.0)
     Net income                                                                           18.2
     Net proceeds from
         initial public offering                             0.1          187.7
     Adjustment for minimum
         pension liability                                                                                4.6
     Net capital distribution                                              (0.5)(d)
     Currency translation adjustment                                                                                 (0.8)(c)
     Acquisition of business                                               (4.1)(b)
                                        -----------  -----------   ------------    -----------    -----------  ------------

Balance, December 31, 1996                     54.6          0.5         (231.6)        (302.4)         (12.4)       (5.8)
     Net income                                                                           43.6
     Issuance of common stock                                               0.2
     Adjustment for minimum
         pension liability                                                                                7.9
     Net capital contribution                                               0.3 (d)
     Currency translation adjustment                                                                                (13.4)
                                        -----------  -----------   ------------    -----------   ------------  ------------
Balance, December 31, 1997              $      54.6  $       0.5   $     (231.1)   $    (258.8)          (4.5) $    (19.2)
                                        ===========  ===========   ============    ===========   ============  ============


____________________
  (a)  Represents net loss since June 24, 1992, the effective date of the transfer agreements referred to in Note 16.
  (b)  Represents amounts paid to Revlon Holdings Inc. for the Tarlow Advertising Division ("Tarlow") (See Note 16).
  (c)  Includes $2.1 of gains related to the Company's simplification of its international corporate structure.
  (d)  Represents changes in capital from the acquisition of the Bill Blass business (See Note 16).

                 See Notes to Consolidated Financial Statements.

                                          REVLON, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN MILLIONS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      1997             1996            1995
                                                                        ------------     ------------    ------------
Net income (loss)                                                       $      43.6      $      18.2     $     (41.2)
Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
     Depreciation and amortization                                             99.7             88.7            86.4
     (Income) loss from discontinued operations                                (0.7)            (0.4)            4.0
     Extraordinary item                                                        14.9              6.6             -
     Gain on sale of certain fixed assets, net                                 (4.4)             -              (2.2)
     Change in assets and liabilities:
         Increase in trade receivables                                        (70.0)           (67.7)          (44.1)
         Increase in inventories                                              (16.9)            (2.7)          (12.6)
         Decrease (increase) in prepaid expenses and
                    other current assets                                        0.4             (7.2)            4.6
         Increase in accounts payable                                          17.9              9.4            12.1
         Decrease in accrued expenses and other
                    current liabilities                                        (2.8)           (10.0)          (12.5)
         Other, net                                                           (73.0)           (45.2)          (40.4)
                                                                        ------------     ------------    ------------
Net cash provided by (used for) operating activities                            8.7            (10.3)          (45.9)
                                                                        ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (52.3)           (54.7)          (51.3)
Acquisition of businesses, net of cash acquired                               (40.5)            (7.1)          (21.2)
Proceeds from the sale of certain fixed assets                                  8.5              -               3.0
                                                                        ------------     ------------    ------------
Net cash used for investing activities                                        (84.3)           (61.8)          (69.5)
                                                                        ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties               18.0              5.8          (122.9)
Proceeds from the issuance of long-term debt - third parties                  760.2            266.4           493.7
Repayment of long-term debt - third parties                                  (690.2)          (366.6)         (236.3)
Net proceeds from issuance of common stock                                      0.2            187.8             -
Net contribution from (distribution to) parent                                  0.3             (0.5)            0.4
Proceeds from the issuance of debt - affiliates                               120.7            115.0           157.4
Repayment of debt - affiliates                                               (120.2)          (115.0)         (151.0)
Acquisition of business from affiliate                                          -               (4.1)            -
Payment of debt issuance costs                                                 (4.1)           (10.9)          (15.7)
                                                                        ------------     ------------    ------------
Net cash provided by financing activities                                      84.9             77.9           125.6
                                                                        ------------     ------------    ------------
Effect of exchange rate changes on cash and cash equivalents                   (3.6)            (0.9)           (0.1)
                                                                        ------------     ------------    ------------
Net cash used by discontinued operations                                       (3.4)            (2.7)           (9.2)
                                                                        ------------     ------------    ------------
     Net increase in cash and cash equivalents                                  2.3              2.2             0.9
     Cash and cash equivalents at beginning of period                          35.1             32.9            32.0
                                                                        ------------     ------------    ------------
     Cash and cash equivalents at end of period                         $      37.4      $      35.1     $      32.9
                                                                        ============     ============    ============
Supplemental schedule of cash flow information:
     Cash paid during the period for:
         Interest                                                       $     139.6      $     139.0     $     148.2
         Income taxes, net of refunds                                          10.5             15.4            18.8
Supplemental schedule of noncash investing activities:
     In connection with business acquisitions, liabilities
         were assumed (including minority interest and
         discontinued operations) as follows:
         Fair value of assets acquired                                  $     132.7      $       9.7     $      27.3
         Cash paid                                                            (64.5)            (7.2)          (21.6)
                                                                        ------------     ------------    ------------
         Liabilities assumed                                            $      68.2      $       2.5     $       5.7
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

                 See Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon, Inc. (the "Company") is a holding company, formed in April 1992, that conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company operates in a single business segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetic and skin care, fragrance and personal care products, and professional products (products for use in and resale by professional salons). In the United States and increasingly in international markets, the Company's products are sold principally in the selfselect distribution channel. The Company also sells certain products in the demonstratorassisted distribution channel, sells consumer and professional products to United States military exchanges and commissaries and has a licensing group. Outside the United States, the Company also sells such consumer products through department stores and specialty stores, such as perfumeries.

         Products Corporation was formed in April 1992 and, on June 24, 1992, succeeded to assets and liabilities of the cosmetic and skin care, fragrance and personal care products business of its then parent company whose name was changed from Revlon, Inc. to Revlon Holdings Inc. ("Holdings"). Certain consumer products lines sold in demonstratorassisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Through December 31, 1997, the Company has essentially had no business operations of its own and its only material asset has been all of the outstanding capital stock of Products Corporation. As such its net income (loss) has historically consisted predominantly of its equity in the net income (loss) of Products Corporation and in 1997 and 1996 included approximately $1.2 and $0.8, respectively, in expenses incidental to being a public holding company.

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

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets related to businesses acquired principally represent goodwill, the majority of which is being amortized on a straightline basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans. Accumulated amortization aggregated $104.2 and $94.1 at December 31, 1997 and 1996, respectively.

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

         The Company is included in the affiliated group of which Mafco Holdings is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by Mafco Holdings. The Company also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns. On June 24, 1992, Holdings, the Company and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 13 and 16.

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

FOREIGN CURRENCY TRANSLATION:

         Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in nonhyperinflationary economies are recorded as a component of stockholders' deficiency. Foreign subsidiaries and branches operating in hyperinflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

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

STOCK-BASED COMPENSATION:

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 15).

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

2. DISCONTINUED OPERATIONS

         On June 8, 1998, the Company announced its intention to dispose of its retail and outlet store business and recorded an estimated loss on disposal of $15.0 in the second quarter of 1998. Accordingly, all prior periods have been restated to reflect the results of operations of the retail and outlet store business as discontinued operations. The net assets of the discontinued operations consist primarily of inventory and intangible assets, offset by liabilities, including third party debt and minority interest.

3. EXTRAORDINARY ITEMS

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

4. BUSINESS CONSOLIDATION COSTS AND OTHER, NET

         Business consolidation costs and other, net in 1997 include severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory and warehouse operations in certain United States and International operations, partially offset by related gains from the sales of certain factory operations of approximately $4.3 and an approximately $12.7 settlement of a claim in the second quarter of 1997. The business consolidation costs include $14.2 for the termination of approximately 415 factory and administrative employees. By December 31, 1997 the Company terminated approximately 200 employees, made cash payments for such terminations of approximately $6.4, and made cash payments for other business consolidation costs of approximately $3.2. As of December 31, 1997, the unpaid balance of the business consolidation accrual approximated $11.0, which amount is included in accrued expenses and other.

5. ACQUISITIONS

         On April 25, 1997, Prestige Fragrance & Cosmetics, Inc. ("PFC"), a wholly owned subsidiary of Products Corporation, and The Cosmetic Center, Inc. ("CCI") completed the merger of PFC with and into CCI (the "Cosmetic Center Merger") with CCI (subsequent to the Cosmetic Center Merger, "Cosmetic Center") surviving the Cosmetic Center Merger. In the Cosmetic Center Merger, Products Corporation received in exchange for all of the capital stock of PFC newly issued Class C Common Stock of Cosmetic Center constituting approximately 85.0% of Cosmetic Center's outstanding common stock. Accordingly, the Cosmetic Center Merger was accounted for as a reverse acquisition using the purchase method of accounting, with PFC considered the acquiring entity for accounting purposes even though Cosmetic Center is the surviving legal entity. The deemed purchase consideration for the acquisition was approximately $27.9 and the goodwill associated with the Cosmetic Center Merger was approximately $10.5. The Company recognized a gain of $6.0 resulting from the sale of subsidiary stock pursuant to the Cosmetic Center Merger. The gain from the sale of subsidiary stock is included in the income (loss) from discontinued operations in 1997 (See
Note 2).

         In 1997, the Company consummated other acquisitions for a combined purchase price of $51.6, with resulting goodwill of $35.8. These acquisitions were not significant to the Company's results of operations. Acquisitions consummated in 1996 and 1995 were also not significant to the Company's results of operations.

6. INVENTORIES

                                                       DECEMBER 31,
                                              ---------------------------
                                                1997               1996
                                              --------           --------
       Raw materials and supplies             $ 82.6             $ 76.6
       Work-in-process                          14.9               19.4
       Finished goods                          163.2              153.4
                                              ------             ------
                                              $260.7             $249.4
                                              ======             ======

7. PREPAID EXPENSES AND OTHER

                                                      DECEMBER 31,
                                              -------------------------
                                               1997               1996
                                              ------             ------
     Prepaid expenses                         $40.7              $42.5
     Other                                     53.7               31.2
                                              -----              -----
                                              $94.4              $73.7
                                              =====              =====

8. PROPERTY, PLANT AND EQUIPMENT, NET

                                                      DECEMBER 31,
                                              -------------------------
                                                1997             1996
                                              --------         --------
Land and improvements                         $ 32.5           $ 37.5
Buildings and improvements                     193.2            207.6
Machinery and equipment                        203.5            192.4
Office furniture and fixtures and
  software development costs                    73.9             52.3
Leasehold improvements                          37.5             33.1
Construction-in-progress                        30.6             43.3
                                              ------           ------
                                               571.2            566.2
Accumulated depreciation                      (207.2)          (192.7)
                                              ------           ------
                                              $364.0           $373.5
                                              ======           ======

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $38.4, $37.0 and $36.6, respectively.

9. ACCRUED EXPENSES AND OTHER

                                                      DECEMBER 31,
                                              -------------------------
                                                1997              1996
                                              --------           ------
Advertising and promotional costs and
  accrual for sales returns                   $147.1             $137.4
Compensation and related benefits               73.5               95.1
Interest                                        32.1               36.7
Taxes, other than federal income taxes          30.2               34.0
Restructuring and business consolidation
  costs                                         18.2                6.9
Net liabilities assumed from Holdings            4.9                5.2
Other                                           50.0               48.5
                                              ------             ------
                                              $356.0             $363.8
                                              ======             ======

10. SHORT-TERM BORROWINGS

         Products Corporation maintained shortterm bank lines of credit at December 31, 1997 and 1996 aggregating approximately $82.3 and $72.7, respectively, of which approximately $42.7 and $27.1 were outstanding at December 31, 1997 and 1996, respectively. Interest rates on amounts borrowed under such shortterm lines at December 31, 1997 and 1996 varied from 2.5% to 12.0% and 2.2% to 12.1%, respectively. Compensating balances at December 31, 1997 and 1996 were approximately $6.2 and $7.4, respectively. Interest rates on compensating balances at December 31, 1997 and 1996 varied from 0.4% to 8.1% and 0.4% to 7.9%, respectively.

11. LONG-TERM DEBT

                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1997              1996
                                                    ---------         ---------
Working capital lines (a)                           $  344.6          $  187.2
Bank mortgage loan agreement due 2000 (b)               33.3              41.7
9 1/2% Senior Notes due 1999 (c)                       200.0             200.0
9 3/8 % Senior Notes due 2001 (d)                      260.0             260.0
10 1/2% Senior Subordinated Notes due 2003 (e)         555.0             555.0
10 7/8 % Sinking Fund Debentures due 2010 (f)            -                79.6
Advances from Holdings (g)                              30.9              30.4
Other mortgages and notes payable (8.6%-13.0%)
    due through 2001                                     1.4               7.1
                                                    --------          --------
                                                     1,425.2           1,361.0
Less current portion                                    (5.5)             (8.8)
                                                    --------          --------
                                                    $1,419.7          $1,352.2
                                                    ========          ========

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

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, Revlon, Inc., Products Corporation and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by (i) mortgages on Holdings' Edison, New Jersey and Products Corporation's Phoenix, Arizona facilities; (ii) the capital stock of Products Corporation and its domestic subsidiaries, 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (x) Products Corporation and its domestic subsidiaries (other than Cosmetic Center) and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations, working capital lines and a subsidiary of Products Corporation's Yen-denominated credit agreement.

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

         (b) The Pacific Finance & Development Corp., a subsidiary of the Company, is the borrower under a yen denominated credit agreement (the "Yen Credit Agreement"), which had a principal balance of approximately (4.3 billion as of December 31, 1997 (approximately $33.3 U.S. dollar equivalent as of December 31, 1997). In accordance with the terms of the Yen Credit Agreement, approximately (Yen)539 million (approximately $5.2 U.S. dollar equivalent) was paid in January 1996 and approximately (Yen)539 million (approximately $4.6 U.S. dollar equivalent) was paid in January 1997. In June 1997, Products Corporation amended and restated the Yen Credit Agreement to extend the term to December 31, 2000 subject to earlier termination under certain circumstances. In accordance with the terms of the Yen Credit Agreement, as amended and restated, approximately (Yen)539 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1997) is due in each of March 1998, 1999 and 2000 and (Yen)2.7 billion (approximately $20.7 U.S. dollar equivalent as of December 31, 1997) is due on December 31, 2000. The applicable interest rate at December 31, 1997 under the Yen Credit Agreement was the Euro-Yen rate plus 1.25% which approximated 1.9%. The interest rate at December 31, 1996, was the Euro-Yen rate plus 2.5%, which approximated 3.1%.

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

         The Senior Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the Senior Notes, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications (See
Note 20).

         (e) The Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") are unsecured obligations of Products Corporation and are subordinated in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the Senior Subordinated Notes (the "Senior Subordinated
Note Indenture")). The Senior Subordinated Notes bear interest at 10 1/2% per annum. Interest is payable on February 15 and August 15.

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

         The Senior Subordinated Note Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional indebtedness and redeemable stock by Products Corporation, (ii) the issuance of indebtedness and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries to secure debt other than Senior Debt (as defined in the Senior Subordinated Note Indenture) or debt of a subsidiary, unless the Senior Subordinated Notes are equally and ratably secured, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock and certain subordinated obligations of Products Corporation, except that the Senior Subordinated Note Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The Senior Subordinated Note Indenture also prohibits certain restrictions on distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of important qualifications (See Note 20).

         (f) Products Corporation redeemed all the outstanding $85.0 principal amount of Sinking Fund Debentures during 1997 with the proceeds of borrowings under the Credit Agreement.

         (g) During 1992, Holdings made an advance of $25.0 to Products Corporation. This advance was evidenced by a noninterestbearing demand note payable by Products Corporation, the payment of which was subordinated to the obligations of Products Corporation under the credit agreement in effect at that time. Holdings agreed not to demand payment under the note so long as any indebtedness remained outstanding under the credit agreement in effect at that time. In February 1995, the $13.3 in notes due to Products Corporation under the Financing Reimbursement Agreement, referred to in Note 16, was offset against the $25.0 note and Holdings agreed not to demand payment under the resulting $11.7 note so long as certain indebtedness remains outstanding. In October 1993, Products Corporation borrowed from Holdings approximately $23.2 (as adjusted and subject to further adjustment for certain expenses) representing amounts received by Holdings from an escrow account relating to divestiture by Holdings of certain of its predecessor businesses. In July 1995, Products Corporation borrowed from Holdings approximately $0.8, representing certain amounts received by Holdings relating to an arbitration arising out of the sale by Holdings of certain of its businesses. In 1995, Products Corporation borrowed from Holdings approximately $5.6, representing certain amounts received by Holdings from the sale by Holdings of certain of its businesses. In June 1996, $10.9 in notes due to Products Corporation under the Financing Reimbursement Agreement from Holdings was offset against the $11.7 demand note (referred to above) payable by Products Corporation to Holdings. In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and the inventory relating thereto. At December 31, 1997 the balance of $30.9 is evidenced by noninterestbearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

         (h) In connection with the Cosmetic Center Merger, on April 25, 1997 Cosmetic Center entered into a loan and security agreement (the "Cosmetic Center Facility"). Cosmetic Center paid the then outstanding balance of $14.0 on CCI's former credit agreement with borrowings under the Cosmetic Center Facility. On April 28, 1997, Cosmetic Center used approximately $21.2 of borrowings under the Cosmetic Center Facility to fund the cash election associated with the Cosmetic Center Merger. The Cosmetic Center Facility, which expires on April 30, 1999, provides up to $70.0 of revolving credit tied to a borrowing base of 65% of Cosmetic Center's eligible inventory, as defined in the Cosmetic Center Facility. Borrowings under the Cosmetic Center Facility are collateralized by Cosmetic Center's accounts receivable and inventory and proceeds therefrom. Under the Cosmetic Center Facility, Cosmetic Center may borrow at the London Inter-Bank Offered Rate ("LIBOR") plus 2.25% or at the lending bank's prime rate plus 0.5%. Cosmetic Center also pays a commitment fee equal to one-quarter of one percent per annum. Interest is payable on a monthly basis except for interest on LIBOR rate loans with a maturity of less than three months, which is payable at the end of the LIBOR rate loan period and interest on LIBOR rate loans with a maturity of more than three months, which is payable every three months. If Cosmetic Center terminates the Cosmetic Center Facility, Cosmetic Center is obligated to pay a prepayment penalty of $0.7 if the termination occurs before the first anniversary date of the Cosmetic Center Facility and $0.2 if the termination occurs after the first anniversary date. The Cosmetic Center Facility contains various restrictive covenants and requires Cosmetic Center to maintain a minimum tangible net worth and an interest coverage ratio. At December 31, 1997, approximately $39.0 was outstanding under the Cosmetic Center Facility with an interest rate of 8.1%. The borrowings under the Cosmetic Center Facility are included as part of net assets of discontinued operations in the consolidated balance sheet (See
Note 2).

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than the rate under the Credit Agreement. No such borrowings were outstanding at December 31, 1997 or 1996.

         The aggregate amounts of longterm debt maturities and sinking fund requirements (at December 31, 1997), in the years 1998 through 2002 are $5.5, $205.4, $26.2, $278.5 and $354.6, respectively, and $555.0 thereafter.

12. FINANCIAL INSTRUMENTS

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amount fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixedrate indebtedness to a variable rate. If Products Corporation had terminated these agreements, which Products Corporation considered to be held for other than trading purposes, on December 31, 1997 and 1996, a loss of approximately $0.1 and $3.5, respectively would have been realized. Certain other swap agreements were terminated in 1993 for a gain of $14.0 that was amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997, 1996 and 1995 was approximately $3.1, $3.2 and $3.2, respectively. Cash flow from the agreements outstanding at December 31, 1997 was approximately break even for 1997. In anticipation of repayment of the hedged indebtedness, Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which will be recognized upon repayment of the hedged indebtedness.

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

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of longterm debt at December 31, 1997 and 1996 was approximately $39.0 and $37.3 more than the carrying value of $1,425.2 and $1,361.0, respectively. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $40.6 and $40.9 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 1997 and 1996, respectively. Included in these amounts are $27.7 and $26.4, respectively, in standby letters of credit which support Products Corporation's selfinsurance programs (See Note 16). The estimated liability under such programs is accrued by Products Corporation.

         The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and shortterm borrowings approximate their fair values.

13. INCOME TAXES

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

         Pursuant to the asset transfer agreement referred to in Note 16, Products Corporation assumed all tax liabilities of Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Holdings.

         The Company's income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                   --------------------------------
Income (loss) before income taxes:                  1997         1996        1995
                                                   -------     -------      -------
     Domestic                                      $ 82.6       $ 9.4       $(35.4)
     Foreign                                        (15.5)       40.5         23.6
                                                   ------       -----       ------
                                                   $ 67.1       $49.9       $(11.8)
                                                   ======       =====       ======
Provision (benefit) for income taxes:
                                                   $  0.9       $  -        $   -
     Federal                                          1.1         1.2          3.4
     State and local                                  7.3        24.3         22.0
     Foreign                                       ------       -----       ------
                                                   $  9.3       $25.5       $ 25.4
                                                   ======       =====       ======

     Current                                       $ 31.9       $22.7       $ 37.1
     Deferred                                        10.4         6.6          3.0
     Benefits of operating loss carryforwards       (34.1)       (4.7)       (15.4)
     Carryforward utilization applied to goodwill     1.1         1.0          0.8
     Effect of enacted change of tax rates            -          (0.1)        (0.1)
                                                   ------       -----       ------
                                                   $  9.3       $25.5       $ 25.4
                                                   ======       =====       ======

         The effective tax rate on income (loss) before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1996         1995
                                                              ------      ------       ------
Statutory federal income tax rate                              35.0%       35.0%       (35.0)%
State and local taxes, net of federal income tax benefit        1.1         1.6         18.7
Foreign and U.S. tax effects attributable to
  operations outside the U.S.                                  13.4        36.2        116.5
Nondeductible amortization expense                              4.5         5.9         21.1
U.S. loss without benefit                                        -           -          94.0
Change in domestic valuation allowance                        (43.5)      (29.7)          -
Other                                                           3.4         2.1           -
                                                               ----        ----        -----
Effective rate                                                 13.9%       51.1%       215.3%
                                                               ====        ====        =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                               DECEMBER 31,
                                                                        ------------------------
Deferred tax assets:                                                      1997             1996
                                                                        -------           ------
     Accounts receivable, principally due to doubtful accounts          $  3.3          $   3.9
     Inventories                                                          10.5             11.7
     Net operating loss carryforwards                                    207.7            257.7
     Restructuring and related reserves                                    9.4             10.2
     Employee benefits                                                    28.7             31.7
     State and local taxes                                                13.1             12.8
     Self-insurance                                                        3.8              3.6
     Advertising, sales discounts and returns and coupon redemptions      26.0             23.6
     Other                                                                25.3             23.9
                                                                        ------          -------
          Total gross deferred tax assets                                327.8            379.1
          Less valuation allowance                                      (280.1)          (334.1)
                                                                        ------          -------
          Net deferred tax assets                                         47.7             45.0
Deferred tax liabilities:
     Plant, equipment and other assets                                   (50.8)           (43.9)
     Inventories                                                          (0.2)            (0.2)
     Other                                                                (5.3)            (6.9)
                                                                        ------          -------
          Total gross deferred tax liabilities                           (56.3)           (51.0)
                                                                        ------          -------
          Net deferred tax liability                                    $ (8.6)         $  (6.0)
                                                                        ======          =======

         The valuation allowance for deferred tax assets at January 1, 1997 was $334.1. The valuation allowance decreased by $54.0 and $9.9 during the years ended December 31, 1997 and 1996, respectively, and increased by $19.2 during the year ended December 31, 1995.

         During 1997, 1996 and 1995, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $4.0, $4.7 and $15.4, respectively. Certain other foreign operations generated losses during 1997, 1996 and 1995 for which the potential tax benefit was reduced by a valuation allowance. During 1997, the Company used domestic operating loss carryforwards to credit the current provision for income taxes by $18.1 and the deferred provision for income taxes by $12.0. At December 31, 1997, the Company had tax loss carryforwards of approximately $581.3 which expire in future years as follows: 1998-$21.1; 1999-$25.3; 2000-$9.3; 2001-$15.9; and beyond-$388.8; unlimited-$120.9. Approximately $43.6 of the tax loss carryforwards at December 31, 1997 is attributable to discontinued operations, and expire beyond 2001, some of which may not be available to the Company upon the disposal of such operations and all of which would not be available to the Company if the Company were not a member of the Mafco Holdings consolidated federal income tax return. The Company will receive a benefit only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions.

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

14. POSTRETIREMENT BENEFITS

PENSIONS:

         The Company uses a September 30 date for measurement of plan obligations and assets.

         The following tables reconcile the funded status of the Company's significant pension plans with the respective amounts recognized in the Consolidated Balance Sheets at the dates indicated:

                                                                               DECEMBER 31, 1997
                                                                 ---------------------------------------------
                                                                 OVERFUNDED         UNDERFUNDED
Actuarial present value of benefit obligation:                      PLANS              PLANS          TOTAL
                                                                 ----------         -----------    -----------
     Accumulated benefit obligation as of September 30,
          1997, includes vested benefits of $304.5                $(269.3)           $(45.2)         $(314.5)
                                                                  =======            ======          =======
     Projected benefit obligation as of September 30,
          1997 for service rendered                               $(309.3)           $(55.5)         $(364.8)
Fair value of plan assets as of September 30, 1997                  305.0               1.9            306.9
                                                                  -------            ------          -------
Plan assets less than projected benefit
     obligation                                                      (4.3)            (53.6)           (57.9)
Amounts contributed to plans during fourth
     quarter 1997                                                     0.3               0.6              0.9
Unrecognized net (assets) obligation                                 (1.3)              0.2             (1.1)
Unrecognized prior service cost                                       6.5               3.2              9.7
Unrecognized net loss                                                 0.2              12.7             12.9
Adjustment to recognize additional minimum liability                  -                (6.5)            (6.5)
                                                                  -------            ------          -------
          Prepaid (accrued) pension cost                          $   1.4            $(43.4)         $ (42.0)
                                                                  =======            ======          =======

                                                                               DECEMBER 31, 1996
                                                                 ---------------------------------------------
                                                                 OVERFUNDED         UNDERFUNDED
Actuarial present value of benefit obligation:                      PLANS              PLANS           TOTAL
                                                                 ----------         -----------      ---------
     Accumulated benefit obligation as of September 30,
          1996, includes vested benefits of $286.9                $(163.7)            $(131.4)        $(295.1)
                                                                  =======             =======         =======
     Projected benefit obligation as of September 30,
          1996 for service rendered                               $(198.1)            $(141.4)        $(339.5)
Fair value of plan assets as of September 30, 1996                  173.3                81.6           254.9
                                                                  -------             -------         -------
Plan assets less than projected benefit
     obligation                                                     (24.8)              (59.8)          (84.6)
Amounts contributed to plans during fourth
     quarter 1996                                                     0.2                 0.5             0.7
Unrecognized net (assets) obligation                                 (1.5)                0.2            (1.3)
Unrecognized prior service cost                                       5.2                 3.9             9.1
Unrecognized net loss                                                20.2                20.5            40.7
Adjustment to recognize additional minimum liability                   -                (15.3)          (15.3)
                                                                  -------             -------         -------
          Accrued pension cost                                    $  (0.7)            $ (50.0)        $ (50.7)
                                                                  =======             =======         ========

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

         Net periodic pension cost for the pension plans consisted of the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1997        1996        1995
                                                 -------     -------     -------
Service cost-benefits earned during the period   $ 11.7      $ 10.6      $  8.2
Interest cost on projected benefit obligation      26.0        24.3        21.7
Actual return on plan assets                      (55.8)      (30.4)      (27.3)
Net amortization and deferrals                     35.6        15.1        13.4
                                                 ------      ------      ------
                                                   17.5        19.6        16.0
Portion allocated to Holdings                      (0.3)       (0.3)       (0.3)
                                                 ------      ------      ------
Net periodic pension cost of the Company         $ 17.2      $ 19.3      $ 15.7
                                                 ======      ======      ======

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

15. STOCK COMPENSATION PLAN

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

         A summary of the status of the Plan as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                            Shares            Weighted Average
                                             (000)             Exercise Price
                                           --------           ----------------
Outstanding at 2/28/96                           -                    -
Granted                                     1,010.2                $24.37
Exercised                                        -                    -
Forfeited                                    (119.1)                24.00
                                           --------
Outstanding at 12/31/96                       891.1                 24.37

Granted                                     1,485.5                 32.64
Exercised                                     (12.1)                24.00
Forfeited                                     (85.1)                29.33
                                           ========
Outstanding at 12/31/97                     2,279.4                 29.57
                                           ========

         The weighted average fair value of each option granted during 1997 and 1996 approximated $16.42 and $11.00, respectively.

  The following table summarizes information about the Plan's options outstanding at December 31, 1997 :

                         YEAR ENDED DECEMBER 31, 1997
   ---------------------------------------------------------------------------
                                                WEIGHTED
        RANGE               NUMBER              AVERAGE            WEIGHTED
         OF              OUTSTANDING             YEARS             AVERAGE
   EXERCISE PRICES          (000)              REMAINING        EXERCISE PRICE
   -----------------    --------------       --------------     --------------
   $24.00 to $29.88          817.9               8.17              $ 24.05
    31.38 to  33.88        1,067.8               9.02                31.40
    34.88 to  50.75          393.7               9.38                36.10
                           =======
    24.00 to  50.75        2,279.4               8.78                29.57
                           =======


16. RELATED PARTY TRANSACTIONS

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

The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. In addition, in connection with certain insurance coverage provided by MacAndrews Holdings, Products Corporation obtained letters of credit under the Special LC Facility (which aggregated approximately $27.7 as of December 31, 1997) to support certain selffunded risks of MacAndrews Holdings and its affiliates, including the Company, associated with such insurance coverage. The costs of such letters of credit are allocated among, and paid by, the affiliates of MacAndrews Holdings, including the Company, which participate in the insurance coverage to which the letters of credit relate. The Company expects that these selffunded risks will be paid in the ordinary course and, therefore, it is unlikely that such letters of credit will be drawn upon. MacAndrews Holdings has agreed to indemnify Products Corporation to the extent amounts are drawn under any of such letters of credit with respect to claims for which neither Revlon, Inc. nor Products Corporation is responsible. The net amounts reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1997, 1996 and 1995 were $4.0, $2.2 and $3.0, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 13. Since payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Revlon, Inc. against losses and tax credits generated by Mafco Holdings and its other subsidiaries.

FINANCING REIMBURSEMENT AGREEMENT

         Holdings and Products Corporation entered into a financing reimbursement agreement (the "Financing Reimbursement Agreement") in 1992, which expired on June 30, 1996, pursuant to which Holdings agreed to reimburse Products Corporation for Holdings' allocable portion of (i) the debt issuance cost and advisory fees related to the capital restructuring of Holdings, and
(ii) interest expense attributable to the higher cost of funds paid by Products Corporation under the credit agreement in effect at that time as a result of additional borrowings for the benefit of Holdings in connection with the assumption of certain liabilities by Products Corporation under the Asset Transfer Agreement and the repurchase of certain subordinated notes from affiliates. The amount of interest to be reimbursed by Holdings for 1994 was approximately $0.8 and was evidenced by noninterestbearing promissory notes originally due and payable on June 30, 1995. In February 1995, the $13.3 in notes then payable by Holdings to Products Corporation under the Financing Reimbursement Agreement was offset against a $25.0 note payable by Products Corporation to Holdings and Holdings agreed not to demand payment under the resulting $11.7 note payable by Products Corporation so long as any indebtedness remained outstanding under the credit agreement then in effect. In February 1995, the Financing Reimbursement Agreement was amended and extended to provide that Holdings would reimburse Products Corporation for a portion of the debt issuance costs and advisory fees related to the credit agreement then in effect (which portion was approximately $4.7 and was evidenced by a noninterestbearing promissory note payable on June 30, 1996) and 1 1/2 % per annum of the average balance outstanding under the credit agreement then in effect and the average balance outstanding under working capital borrowings from affiliates through June 30, 1996 and such amounts were evidenced by a noninterestbearing promissory note payable on June 30, 1996. The amount of interest to be reimbursed by Holdings for 1995 was approximately $4.2. As of December 31, 1995, the aggregate amount of notes payable by Holdings under the Financing Reimbursement Agreement was $8.9. In June 1996, $10.9 in notes due to Products Corporation, which included $2.0 of interest reimbursement from Holdings in 1996, under the Financing Reimbursement Agreement was offset against an $11.7 demand note payable by Products Corporation to Holdings.

REGISTRATION RIGHTS AGREEMENT

         Prior to the consummation of the Revlon IPO, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of the Class A Common Stock owned by such Holders and the Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all outofpocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leases to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation which, together with the annual rent, are not to exceed $2.0 per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation is responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1997, 1996 and 1995 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation. Products Corporation provides certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation pays on behalf of Holdings costs associated with the Edison facility and is reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. The net amount reimbursed by Holdings to Products Corporation for such costs with respect to the Edison facility for 1997, 1996 and 1995 was $0.7, $1.1 and $1.2, respectively.

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

         In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and inventory relating thereto. Such amounts are evidenced by noninterestbearing promissory notes. Holdings agreed not to demand payment under such notes so long as any indebtedness remains outstanding under the Credit Agreement.

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

17. COMMITMENTS AND CONTINGENCIES

         The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $46.1, $46.7 and $44.5 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities and the Edison research and development facility, with remaining lease terms in excess of one year from December 31, 1997 aggregated $146.6; such commitments for each of the five years subsequent to December 31, 1997 are $32.4, $29.4, $25.8, $22.0 and $20.7, respectively. Such amounts exclude the minimum rentals to be received in the future under noncancelable subleases of $4.2 and future minimum lease commitments of the discontinued operations under noncancelable operating leases with initial lease terms in excess of one year from December 31, 1997 aggregating $54.5; such commitments for each of the five years subsequent to December 31, 1997 are $10.8, $10.4, $8.8, $7.3 and $6.0,
respectively.

         The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:

                                                                  YEAR ENDED DECEMBER 31, 1997 (a)
                                                    ----------------------------------------------------------
                                                        1ST             2ND              3RD            4TH
                                                    QUARTER (b)     QUARTER (b)        QUARTER        QUARTER
                                                    -----------     -----------       ---------      ---------
Net sales                                             $480.0          $537.7           $581.0          $639.9
Gross profit                                           319.6           356.5            389.3           430.1
(Loss) income before extraordinary item                (25.4)            9.4             33.1            41.4
Net (loss) income                                      (25.4)           (5.5)(c)         33.1            41.4

Basic (loss) income per common share:
       (Loss) income before extraordinary item        $(0.50)         $ 0.18           $ 0.65          $ 0.81
       Extraordinary item                                 -            (0.29)              -               -
                                                      ------          ------           ------          ------
       Net (loss) income per common share             $(0.50)         $(0.11)          $ 0.65          $ 0.81
                                                      ======          ======           ======          ======

Diluted (loss) income per common share:
       (Loss) income before extraordinary item        $(0.50)         $ 0.18           $ 0.64          $ 0.80
       Extraordinary item                                 -            (0.29)              -               -
                                                      ------          ------           ------          ------
       Net (loss) income per common share             $(0.50)         $(0.11)          $ 0.64          $ 0.80
                                                      ======          ======           ======          ======


                                                                YEAR ENDED DECEMBER 31, 1996 (a)(b)
                                                    ---------------------------------------------------------
                                                        1ST             2ND              3RD           4TH
                                                      QUARTER         QUARTER          QUARTER       QUARTER
                                                    ------------    -----------      ------------   ---------
Net sales                                             $452.1           $502.1          $551.7        $586.2
Gross profit                                           305.1            338.9           368.1         391.1
(Loss) income before extraordinary item                (29.0)             1.5            21.0          31.3
Net (loss) income                                      (35.6)(d)          1.5            21.0          31.3

Basic (loss) income per common share:
       (Loss) income before extraordinary item       $ (0.64)          $ 0.03          $ 0.41        $ 0.61
       Extraordinary item                              (0.14)              -               -             -
                                                     -------           ------          ------        ------
       Net (loss) income per common share            $ (0.78)          $ 0.03          $ 0.41        $ 0.61
                                                     =======           ======          ======        ======

 Diluted (loss) income per common share:
       (Loss) income before extraordinary item       $ (0.64)          $ 0.03          $ 0.41        $ 0.61
       Extraordinary item                              (0.14)              -               -             -
                                                     -------           ------          ------        ------
       Net (loss) income per common share            $ (0.78)          $ 0.03          $ 0.41        $ 0.61
                                                     =======           ======          ======        ======

         (a) On June 8, 1998, the Company announced its intention to dispose of the retail and outlet store business comprised of its approximately 85% ownership interest in Cosmetic Center. The results of operations of Cosmetic Center have been reported as a discontinued operation and, accordingly, all prior periods have been restated (See Note 2).

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

         (c) Includes the extraordinary charges of $14.9 resulting from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings and the redemption of Products Corporation's Sinking Fund Debentures.

         (d) Includes an extraordinary charge of $6.6 resulting from the write-off of deferred financing costs associated with the early extinguishment of borrowings.

19. GEOGRAPHIC SEGMENTS

         The Company manages its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 1997, the Company had operations established in 26 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.8%, 6.3% and 6.4% of the Company's net sales for 1997, 1996 and 1995, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 1997 and 1996, one customer and its affiliates accounted for approximately 10.3% and 10.5% of the Company's consolidated net sales, respectively. This data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has retroactively adopted for all periods presented.


GEOGRAPHIC AREAS:                                          YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
      Net sales:                                     1997          1996          1995
                                                   --------      --------      --------
           United States                           $1,300.2      $1,182.3      $1,042.7
           International                              938.4         909.8         824.6
                                                   --------      --------      --------
                                                   $2,238.6      $2,092.1      $1,867.3
                                                   ========      ========      ========

                                                         AS OF DECEMBER 31,
                                                   --------------------------
      Long-lived assets:                            1997                1996
                                                   ------              ------
           United States                           $545.4              $545.4
           International                            280.5               245.9
                                                   ------              ------
                                                   $825.9              $791.3
                                                   ======              ======

CLASSES OF SIMILAR PRODUCTS:                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
      Net sales:                                     1997         1996           1995
                                                   --------     --------       --------
           Cosmetics, skin care and fragrances     $1,319.6     $1,216.3       $1,038.8
           Personal care and professional             919.0        875.8          828.5
                                                   --------     --------       --------
                                                   $2,238.6     $2,092.1       $1,867.3
                                                   ========     ========       ========



20. SUBSEQUENT EVENT (UNAUDITED)

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

                                                                    Schedule II

                         REVLON, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1996 and 1995
                             (dollars in millions)

                                                 Balance at      Charged to                            Balance
                                                 beginning        cost and           Other              at end
                                                  of year         expenses         deductions          of year
                                                -------------    ------------     -------------       -----------
YEAR ENDED DECEMBER 31, 1997:
Applied against asset accounts:
      Allowance for doubtful accounts             $     12.9        $    3.6       $   (4.5)(1)        $   12.0
      Allowance for volume and early payment
         discounts                                $     12.0        $   46.8       $  (44.9)(2)        $   13.9


YEAR ENDED DECEMBER 31, 1996:
Applied against asset accounts:
      Allowance for doubtful accounts             $     13.6        $    7.1       $   (7.8)(1)        $   12.9
      Allowance for volume and early payment
         discounts                                $     10.1        $   43.8       $  (41.9)(2)        $   12.0


YEAR ENDED DECEMBER 31, 1995:
Applied against asset accounts:
      Allowance for doubtful accounts             $     11.1        $    5.5       $   (3.0)(1)        $   13.6
      Allowance for volume and early payment
         discounts                                $     10.6        $   33.3       $  (33.8)(2)        $   10.1

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

                                           Revlon, Inc.
                                           (Registrant)

By: /s/  George Fellows                      By: /s/    Frank J. Gehrmann              By: /s/    Lawrence E. Kreider
    ==============================               ================================          ================================
         George Fellows                                 Frank J. Gehrmann                         Lawrence E. Kreider
         President,                                     Executive Vice                            Senior Vice President,
         Chief Executive Officer                        President and                             Controller and
         and Director                                   Chief Financial Officer                   Chief Accounting Officer


Dated: December 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on December 18, 1998 and in the capacities indicated.

Signature                          Title



         *                        Chairman of the Board and Director
---------------------------
(Ronald O. Perelman)

         *                         Director
---------------------------
(Jerry W. Levin)


/s/ George Fellows                 President, Chief Executive Officer and
---------------------------        Director
    (George Fellows)


/s/ Irwin Engelman                 Vice Chairman, Chief Administrative
---------------------------        Officer and Director
Irwin Engelman


         *                         Senior Executive Vice President and Director
---------------------------
(William J. Fox)

         *                         Director
---------------------------
(Donald G. Drapkin)

         *                         Director
---------------------------
(Howard Gittis)

         *                         Director
---------------------------
(Edward J. Landau)

         *                         Director
---------------------------
(Vernon E. Jordan)

         *                         Director
---------------------------
(Henry A. Kissinger)

         *                         Director
---------------------------
(Meyer Feldberg)

         *                         Director
---------------------------
(Linda G. Robinson)

         *                         Director
---------------------------
(Terry Semel)

         *                         Director
---------------------------
(Martha Stewart)

         *                         Director
---------------------------
(Morton L. Janklow)



* Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman



Robert K. Kretzman
Attorney-in-fact