Form 10-K
period 1998-12-31
REVLON INC /DE/
filed 1999-03-03
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
--  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR


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

                                              NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                         ON WHICH REGISTERED
------------------------- ------------------------------------------------------

  CLASS A COMMON STOCK                    NEW YORK STOCK EXCHANGE, INC.

------------------------- ------------------------------------------------------

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

         AS OF FEBRUARY 18, 1999, 19,986,771 SHARES OF CLASS A COMMON STOCK AND 31,250,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING. 11,250,000 SHARES OF CLASS A COMMON STOCK AND ALL OF THE SHARES OF CLASS B COMMON STOCK WERE HELD BY REV HOLDINGS INC., AN INDIRECTLY WHOLLY OWNED SUBSIDIARY OF MAFCO HOLDINGS INC. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S CLASS A COMMON STOCK HELD BY NON-AFFILIATES (USING NEW YORK STOCK EXCHANGE, INC. CLOSING PRICE AS OF FEBRUARY 18, 1999) WAS APPROXIMATELY $132,690,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Revlon, Inc. (and together with its subsidiaries, the "Company") operates in a single segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance, personal care products ("consumer products"), and hair and nail care products principally for use in and resale by professional salons ("professional products"). REVLON is one of the world's best known names in cosmetics and is a leading mass market cosmetics brand. The Company's vision is to provide glamour, excitement and innovation through quality products at affordable prices. To pursue this vision, the Company's management team combines the creativity of a cosmetics and fashion company with the marketing, sales and operating discipline of a consumer packaged goods company. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world, with products sold in approximately 175 countries and territories. The Company's products are marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY and ULTIMA II in cosmetics; MOON DROPS, ETERNA 27, ULTIMA II, JEANNE GATINEAU and NATURAL HONEY in skin care; CHARLIE and FIRE & ICE in fragrances; FLEX, OUTRAGEOUS, MITCHUM, COLORSTAY, COLORSILK, AFRICAN PRIDE, JEAN NATE, PLUSBELLE, BOZZANO and COLORAMA in personal care products; and ROUX FANCI-FULL, REALISTIC, CREME OF NATURE, CREATIVE NAIL DESIGN SYSTEMS and AMERICAN CREW in professional products. To further strengthen its consumer brand franchises, the Company markets each core brand with a distinct and uniform global image, including packaging and advertising, while retaining the flexibility to tailor products to local and regional preferences.

         The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 65 years ago. Today, the Company has leading market positions in many of its principal product categories in the United States self-select distribution channel. The Company's leading market positions for its REVLON brand products include the number one positions in lip makeup and nail enamel (which the Company has occupied for the past 22 years), with the number one and two selling brands of lip makeup for 1998. Propelled by the success of its new product launches and its existing product lines, the REVLON brand captured in 1996 and continued to hold in 1998 the number one position overall in color cosmetics (consisting of lip, eye and face makeup and nail enamel) in the United States self-select distribution channel, where its market share was 21.2% for 1998. The Company also has leading market positions in several product categories in certain markets outside of the United States, including in Argentina, Australia, Brazil, Canada, Mexico and South Africa.

         In the United States, the self-select distribution channel includes independent drug stores and chain drug stores (such as Walgreens, CVS, Eckerd and Rite Aid), mass volume retailers (such as Wal-Mart, Target Stores and Kmart) and supermarkets and combination supermarket/drug stores (such as Pathmark, Albertson's, Kroger's and Smith's). Internationally, the self-select distribution channel includes retailers such as Boots in the United Kingdom and Western Europe, Shoppers Drug Mart in Canada and Wal-Mart worldwide. The foregoing retailers, among others, sell the Company's products.

         On November 6, 1998, Revlon Consumer Products Corporation (together with its subsidiaries, "Products Corporation"), a wholly owned subsidiary of the Company issued and sold in a private placement $250.0 million aggregate principal amount of 9% Senior Notes due 2006 (the "9% Notes"), receiving net proceeds of $247.2 million. Products Corporation intends to use $200.0 million of the net proceeds from the sale of the 9% Notes to refinance Products Corporation's 9 1/2% Senior Notes due 1999 (the "1999 Notes"), including through open market purchases. Products Corporation intends to use the balance of the net proceeds for general corporate purposes, including to temporarily reduce indebtedness under the working capital lines under the Credit Agreement (as hereinafter defined). Pending the refinancing of the 1999 Notes, such net proceeds will be retained by Products Corporation and a portion of such proceeds will be used to temporarily reduce indebtedness under the working capital lines under the Credit Agreement and under other short-term facilities. On February 24, 1999, substantially all of the 9% Notes were exchanged for registered notes with substantially identical terms (the 9% Notes and the registered exchange notes shall each be referred to as the "9% Notes").

         During 1998, Products Corporation completed the disposition of its approximately 85% equity interest in The Cosmetic Center, Inc. ("Cosmetic Center"), along with certain amounts due from Cosmetic Center to Products Corporation for working capital and inventory, to a newly formed limited partnership controlled by an unrelated third party. Products Corporation received a minority limited partnership interest in the limited partnership as consideration for the disposition. As a result, the Company recorded a loss on disposal of $47.7 million during 1998.

         In the fourth quarter of 1998 the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. As a result, the Company recognized a net charge of $42.9 million comprised of $26.6 million of employee severance and termination benefits for 720 people worldwide, $14.9 million of costs to exit excess leased real estate primarily in the United States and $2.7 million of other costs (included in cost of sales) incurred to exit certain product lines outside the United States, partially offset by a gain of $1.3 million for the sale of a factory outside the United States. In the third quarter of 1998 the Company recognized a gain of approximately $7.1 million for the sale of the wigs and hairpieces portion of its business in the United States.

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

         All United States market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from A.C. Nielsen data. A.C. Nielsen measures retail sales volume of products sold in the United States self-select distribution channel. Such data represent A.C. Nielsen's estimates based upon data gathered by A.C. Nielsen from market samples and are therefore subject to some degree of variance.

BUSINESS STRATEGY

         The Company's business strategy, which is intended to improve its operating performance, is to:

o Strengthen and broaden core brands through globalization of marketing and advertising, product development and manufacturing;

o Lead the industry in the development and introduction of technologically advanced, innovative products that set new trends;

o Expand the Company's presence in all markets in which it competes and enter new markets where the Company identifies opportunities for growth;

o Continue to reduce costs and improve operating efficiencies, customer service and product quality by reducing overhead, rationalizing factory operations, upgrading management information systems, globally sourcing raw materials and components and carefully managing working capital; and

o Continue to expand market share and product lines through possible strategic acquisitions or joint ventures.

PRODUCTS

         The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands.

----------------------------------------------------------------------------------------------------------------------
BRAND             COSMETICS         SKIN CARE          FRAGRANCES           PERSONAL CARE        PROFESSIONAL
                                                                            PRODUCTS            PRODUCTS
----------------------------------------------------------------------------------------------------------------------
REVLON        Revlon, ColorStay,    Moon Drops,       Charlie, Charlie Red,  Flex, Outrageous,   Revlon
              Revlon Age Defying,   Revlon Results,   Charlie White,         Aquamarine,         Professional,
              Super Lustrous,       Eterna 27, Revlon Fire & Ice,            Mitchum,            Roux Fanci-full,
              MoistureStay,         Age Defying       Jontue, Ciara          Lady Mitchum,       Realistic, Creme
              Moon Drops,                                                    Hi & Dri,           of Nature, Sensor
              Line & Shine,                                                  ColorStay,          Perm, Perfect
              New Complexion,                                                Colorsilk,          Perm, Fermodyl,
              Touch & Glow,                                                  African Pride,      Perfect Touch,
              Top Speed, Lashful,                                            Frost & Glow,       Salon Perfection,
              Naturally Glamorous                                            Revlon Shadings,    Revlonissimo,
              Custom Eyes, Timeliner,                                        Jean Nate',         Voila, Young
              StreetWear,                                                    Roux Fanci-full,    Color, Creative
              Revlon Implements                                              Realistic,          Nail, Contours,
                                                                             Creme of Nature,    American Crew,
                                                                             Herba Rich,         R PRO,
                                                                             Fabu-laxer          True Cystem

ALMAY         Almay, Time-Off,      Sensitive Care,                          Almay
              Amazing, One Coat,    Oil Control,
              Stay Smooth,          Time-Off,
              Almay Stay Clean      Moisture
                                    Balance,
                                    Moisture Renew,
                                    Almay Clear
                                    Complexion Skin
                                    Care

ULTIMA II     Ultima II, Beautiful  Glowtion, Vital
              Nutrient, Wonderwear, Radiance,
              The Nakeds, Full      Interactives, CHR
              Moisture

SIGNIFICANT   Colorama(a),          Jeanne            Floid(a),              Plusbelle(a),       Colomer(a),
REGIONAL      Juvena(a),            Gatineau(a),      Charlie Gold           Bozzano(a),         Intercosmo(a),
BRANDS        Jeanne Gatineau(a),   Natural Honey                            Juvena(a),          Personal Bio
              Cutex(a)                                                       Geniol(a),          Point, Natural
                                                                             Colorama(a),        Wonder,
                                                                             Llongueras(a),      Llongueras(a)
                                                                             Bain de Soleil(a),
                                                                             ZP-11
----------------------------------------------------------------------------------------------------------------------

(a) Trademark owned in certain markets outside the United States.

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

         The Company markets several different lines of REVLON lip makeup (which includes lipstick, lip gloss and liner). The Company's breakthrough COLORSTAY lipcolor, which uses patented transfer-resistant technology that provides long wear, is produced in approximately 50 shades. SUPER LUSTROUS lipstick is produced in approximately 70 shades. MOON DROPS, a moisturizing lipstick, is produced in approximately 50 shades. LINE & SHINE, which was introduced in 1997, is a product that utilizes an innovative product form, combining lipliner and lip gloss in one package, and is produced in approximately 20 shades. MOISTURESTAY, which the Company introduced in March 1998, uses patent-pending technology to moisturize the lips even after the color wears off, and is produced in approximately 40 shades.

         The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel is produced in approximately 85 shades and uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. TOP SPEED nail enamel, launched in 1997, is produced in approximately 80 shades and contains a patented speed drying polymer formula which sets in 90 seconds. REVLON has the number one position in nail enamel in the United States self-select distribution channel. The Company also sells CUTEX nail polish remover and nail care products in certain countries outside the United States.

         The Company sells face makeup, including foundation, powder, blush and concealers, under such REVLON brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY, which uses patent-pending transfer-resistant technology that provides long wear; and NEW COMPLEXION, for consumers in the 18 to 34 age bracket.

         The Company's eye makeup products include mascaras, eyeliners, eye shadows and brow color. COLORSTAY eyecolor, mascara and brow color, LASHFUL mascara, SOFTSTROKE eyeliners and REVLON CUSTOM EYES eye shadows are targeted for women in the 18 to 49 age bracket.

         The Company's ALMAY brand consists of a complete line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products targeted for consumers who want "healthy looking skin" with "no fuss." ALMAY products include lip makeup, nail color and nail care products, eye and face makeup, skin care products, and sunscreen lotions and creams, including ALMAY AMAZING LASH mascara, ALMAY AMAZING eye makeup, ALMAY AMAZING LASTING makeup, ALMAY CLEAR COMPLEXION SKIN CARE and MAKEUP, ALMAY EASY-TO-WEAR eyecolor, TIME-OFF makeup and skin care, ALMAY ONE COAT mascara and the ALMAY AMAZING collection, which includes AMAZING LASTING lip makeup, which uses the Company's patented transfer-resistant technology developed for COLORSTAY. In 1998, the Company expanded the ONE COAT brand to include ONE COAT NAIL COLOR, ONE COAT GEL EYECOLOR, ONE COAT GEL EYE Pencil and ONE COAT LIP SHINE. The Company introduced ALMAY'S patent-pending STAY SMOOTH ANTI-CHAP LIP lipcolor, the first anti-chap lip makeup with SPF 25, in the first quarter of 1998. The Company targets ALMAY for value-conscious consumers by offering benefits comparable to higher priced products, such as Clinique, at affordable prices. ALMAY was the fastest-growing major brand in 1998.

         The Company's STREETWEAR brand consists of a line of nail enamels, mascaras, lip and eye liners and lip glosses which are targeted for the young, value-conscious consumer.

         The Company's premium priced cosmetics and skin care products are sold under the ULTIMA II brand name, which is the Company's flagship premium priced brand sold throughout the world. ULTIMA II'S products include lip makeup, eye and face makeup and skin care products including GLOWTION, a line of skin brighteners which combines skin care and color; FULL MOISTURE FOUNDATION; VITAL RADIANCE skin care products; the BEAUTIFUL NUTRIENT collection, a complete line of nourishing makeup that provides advanced nutrient protection against dryness; THE NAKEDS makeup, a trend-setting line of makeup emphasizing neutral colors; and WONDERWEAR. The WONDERWEAR collection includes a long-wearing foundation that uses patented technology, cheek and eyecolor products that use proprietary technology that provides long wear, and WONDERWEAR lipstick, which uses patented transfer-resistant technology. In the U.S. the Company is broadening the distribution of ULTIMA II into the self-select channel.

         The Company sells implements, which include nail and eye grooming tools such as clippers, scissors, files, tweezers and eye lash curlers. The Company's implements are sold individually and in sets under the REVLON brand name and are the number one brand in the United States self-select distribution channel.

         The Company also sells cosmetics in international markets under regional brand names including COLORAMA in Brazil and JUVENA.

         The Company's skin care products, including moisturizers, are sold under brand names, including ETERNA 27, MOON DROPS, REVLON RESULTS, ALMAY TIME-OFF REVITALIZER, CLEAR COMPLEXION and ULTIMA II VITAL RADIANCE, a skin care collection introduced in 1997. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under regional brands, including NATURAL HONEY and the Company's premium priced JEANNE GATINEAU.

         Fragrances. The Company sells a selection of moderately priced and premium priced fragrances, including perfumes, eau de toilettes and colognes. The Company's portfolio includes fragrances such as CHARLIE and FIRE & ICE and line extensions such as CHARLIE RED and CHARLIE WHITE. The Company's CHARLIE fragrance has been a market leader since the mid-1970's. In international markets, the Company distributes under license certain brands, including VERSACE and VAN GILS.

         Personal Care Products. The Company sells a broad line of personal care consumer products which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the self-select distribution channel, the Company sells haircare, anti-perspirant and other personal care products, including the FLEX, OUTRAGEOUS and AQUAMARINE haircare lines throughout the world and the COLORAMA, BOZZANO, PLUSBELLE, JUVENA, LLONGUERAS and NATURAL HONEY brands outside the United States; the breakthrough, patent-pending COLORSTAY and the COLORSILK, REVLON SHADINGS, FROST & GLOW and ROUX FANCI-FULL hair coloring lines throughout most of the world; and the MITCHUM, LADY MITCHUM and HI & DRI anti-perspirant brands throughout the world. Certain hair care products, including ROUX FANCI-FULL hair coloring and PERFECT TOUCH and SALON PERFECTION home permanents, were originally developed for professional use. The Company also markets hypo-allergenic personal care products, including sunscreens, moisturizers and anti-perspirants, under the ALMAY brand. The Company markets in the self-select distribution channel several lines of hair relaxers, styling products, hair conditioners and other hair care products under such names as FABU-LAXER and CREME OF NATURE designed for the particular needs of ethnic consumers. The Company's recent acquisition of AP Products Ltd. significantly enhanced the Company's ability to service its ethnic consumers with the addition of the AFRICAN PRIDE brand of hair care products sold primarily in the United States. The Company intends to expand distribution of AFRICAN PRIDE products in various international markets. The Company introduced SUPERLUSTRUOUS haircolor in the fourth quarter of 1998, capitalizing on the SUPERLUSTRUOUS brand.

         Professional Products. The Company sells a comprehensive line of salon products, including permanent wave preparations, hair relaxers, temporary and permanent hair coloring products, shampoos, conditioners, styling products and hair conditioners, to professional salons and beauty supply stores under the REVLON brand as well as other brand names such as ROUX FANCI-FULL, REALISTIC, REVLONISSIMO, CREME OF NATURE, FABU-LAXER, LOTTABODY, NATURAL WONDER, SENSOR and INTERCOSMO. Most of the Company's salon products in the United States currently are distributed in the non-exclusive distribution channels, in contrast to those products that are distributed exclusively to professional salons. Two acquisitions, CREATIVE NAIL, acquired in November 1995, and AMERICAN Crew, acquired in April 1996, increase the Company's strength in the exclusive distribution channel. Through CREATIVE NAIL, the Company sells nail enhancement systems and nail color and treatment products and services for use by the professional salon industry under the CREATIVE NAIL brand name. Through AMERICAN CREW, the Company sells men's shampoos, conditioners, gels, and other hair care products for use by professional salons under the AMERICAN CREW brand name. The Company also sells retail hair care products under the LLONGUERAS, PERSONAL BIO POINT, GENIOL, FIXPRAY and LANOFIL brands outside the United States.

MARKETING

         Consumer Products. The Company markets extensive consumer product lines at a range of retail prices primarily through the self-select distribution channel and markets select premium lines through demonstrator-assisted channels, principally outside the U.S. Each line is distinctively positioned and is marketed globally with consistently recognizable logos, packaging and advertising designed to differentiate it from other brands. The Company's existing consumer product lines are carefully segmented, and new product lines are developed, to target specific consumer needs as measured by focus groups and other market research techniques.

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

         The Company also has developed unique marketing materials such as the "Revlon Report," a glossy, color pamphlet distributed in magazines and on merchandising units, available in approximately 78 countries and approximately 19 languages, which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and contains coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's display units that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost, magazine inserts containing samples of the Company's newest products, trial size products and "shade samplers," which are collections of trial size products in different shades. Additionally, the Company has its own website which features current product and promotional information.

         Professional Products. Professional products are marketed through educational seminars on their application and benefits, and through advertising, displays and samples to communicate to professionals and consumers the quality and performance characteristics of such products. The shift to exclusive line distributors is intended to significantly reinforce the Company's marketing and educational efforts with salon professionals. The Company believes that its presence in the professional markets benefits its consumer products business since the Company is able to anticipate consumer trends in hair, nail and skin care, which often appear first in salons.

NEW PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

         The Company believes that it is an industry leader in the development of innovative and technologically-advanced consumer and professional products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new product introductions, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's research and development group is comprised of departments specialized in the technologies critical to the Company's various product categories as well as an advanced concepts department that promotes inter-departmental cross-functional research on a wide range of technologies to develop new and innovative products. The Company independently develops substantially all of its new products. The Company also has entered into joint research projects with major universities and commercial laboratories to develop advanced technologies.

         The Company believes that its Edison, New Jersey facility is one of the most extensive cosmetics research and development facilities in the United States. The researchers at the Edison facility are responsible for all of the

Company's new product research worldwide, performing research for new products, ideas, concepts and packaging. The Company also has satellite research facilities in Brazil, Spain, France and California.

         The research and development group at the Edison facility also performs extensive safety and quality tests on the Company's products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each manufacturing facility.

         As of December 31, 1998, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 1998, 1997 and 1996, the Company spent approximately $31.9 million, $29.7 million and $26.3 million, respectively, on research and development activities.

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

         The Company manufactures REVLON brand color cosmetics, personal care products and fragrances for sale in the United States, Japan and most of the countries in Latin America and Southeast Asia at its Phoenix, Arizona facility and its Canadian facility. The Company manufactures ULTIMA II cosmetics and skin treatment products for sale in the United States and most of the countries in Latin America and Southeast Asia, personal care products for sale in the United States and ALMAY brand products for sale throughout the world at its Oxford, North Carolina facility although the Company is in the process of moving ULTIMA II production to its Phoenix, Arizona facility. Nail care products for sale in salons worldwide are manufactured and distributed through the Vista, California facility. Implements for sale throughout the world are manufactured at the Company's Irvington, New Jersey facility. The Company manufactures salon and retail professional products and personal care consumer products for sale in the United States and Canada at the Company's Jacksonville, Florida facility. The Phoenix and Oxford facilities have been ISO-9002 certified. ISO-9002 certification is an internationally recognized standard for manufacturing facilities, which signifies that the manufacturing facility has achieved and maintains certain performance and quality commitment standards.

         The Company manufactures its entire line of consumer products (except implements) for sale in most of Europe at its Maesteg, South Wales facility. Local production of cosmetics and personal care products currently takes place at the Company's facilities in Spain, Canada, Venezuela, Mexico, New Zealand, Brazil, Italy, Argentina, France and South Africa. The manufacture of professional products for sale by retailers outside the United States is centralized principally at the Company's facilities in Ireland, Spain, Italy and Mexico. Production of color cosmetics for Japan and Mexico has been shifted primarily to the United States while production of REVLON brand personal care products for Argentina is centralized in Brazil. The Maestag and Ireland facilities have been certified by the British equivalent of ISO-9002.

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

         The Company's improvements in manufacturing, sourcing and related operations have contributed to improved customer service, including an improvement in the percentage of timely order fulfillment from most of the Company's principal manufacturing facilities, and the timeliness and accuracy of new product and promotion deliveries.

To promote the Company's understanding of and responsiveness to the needs of its retail customers, the Company has dedicated teams assigned to significant accounts, and has provided retail accounts with a designated customer service representative. As a result of these efforts, accompanied by stronger and more customer-focused management, the Company has developed strong relationships with its retailers and has received several preferred vendor awards.

BUSINESS PROCESS ENHANCEMENTS

         The Company's management information systems have been substantially upgraded to provide comprehensive order processing, production and accounting support for the Company's business. The Company's expenditures to outside vendors for improvements to its management information systems were approximately $11 million for 1998. Systems improvements have been, and the Company anticipates that they will continue to be, instrumental in contributing to the reduction of the time from order entry to shipment, improved forecasting of demand and improved operating efficiencies.

         The Company has also developed a comprehensive plan intended to address Year 2000 issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

DISTRIBUTION

         The Company's products are sold in approximately 175 countries and territories. The Company's worldwide sales force had approximately 1,800 people as of December 31, 1998, including dedicated sales forces for cosmetics, skin care and fragrance products in the self-select distribution channel, for the demonstrator-assisted distribution channel, for personal care products distribution and for salon distribution. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

         United States. Net sales in the United States accounted for approximately 59.4% of the Company's 1998 net sales, a majority of which were made in the self-select distribution channel. The Company also sells a broad range of consumer and retail professional products to United States Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 1998, 14 licenses were in effect relating to 18 product categories to be marketed in the self-select distribution channel. Pursuant to the licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through earned royalties, royalty advances and, in some cases, up-front licensing fees. Products designed for professional use or resale by beauty salons are sold through wholesale beauty supply distributors and directly to professional salons. Various hair care products, such as ethnic hair relaxers, scalp conditioners, shampoos and hair coloring products are sold directly and through wholesalers to chain drug stores and mass volume retailers.

         International. Net sales outside the United States accounted for approximately 40.6% of the Company's 1998 net sales. The ten largest countries in terms of these sales, which include, among others, Brazil, Spain, the United Kingdom, Australia, South Africa and Canada, accounted for approximately 30% of the Company's net sales in 1998, with Brazil accounting for approximately 5.4% of the Company's net sales. The Company is increasing distribution through the expanding self-select distribution channels outside the United States, such as drug stores/chemists, hypermarkets/mass volume retailers and variety stores, as these channels gain importance. The Company also distributes outside the United States through department stores and specialty stores such as perfumeries. The Company's professional products are sold directly to beauty salons by the Company's direct sales force in Spain, France, Germany, Portugal, Italy, Mexico and Ireland and through distributors in other countries outside the United States. At December 31, 1998, the Company actively sold its products through wholly owned subsidiaries established in 26 countries outside of the United States and through a large number of distributors and licensees elsewhere around the world. The Company continues to pursue strategies to establish its presence in new markets where the Company identifies opportunities for growth. In 1996 the Company established a subsidiary in China with a local minority partner. In addition, the Company is building a franchise through local distributorships in northern and central Africa, where the Company intends to expand the distribution of its products by capitalizing on its market strengths in South Africa.

CUSTOMERS

         The Company's principal customers include chain drug stores and large mass volume retailers, including such well known retailers as Wal-Mart, Walgreens, Kmart, Target, CVS, Drug Emporium, American Drug Stores, Eckerds and Rite Aid in the self-select distribution channel, J.C. Penney in the demonstrator-assisted distribution channel, Sally's Beauty Company for professional products, Boots in the United Kingdom and Western Europe and Wal-Mart worldwide. Wal-Mart and its affiliates worldwide accounted for approximately 10.1% of the Company's 1998 consolidated net sales. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes that its relationship with Wal-Mart is satisfactory and the Company has no reason to believe that Wal-Mart will not continue as a customer.

COMPETITION

         The cosmetics and skin care, fragrance, personal care and professional products business is characterized by vigorous competition throughout the world. Brand recognition, together with product quality, performance and price and the extent to which consumers are educated on product benefits, have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the sales force affect product reception, in-store position, permanent display space and inventory levels in retail outlets. The Company competes in most of its product categories against a number of companies, some of which have substantially greater resources than the Company. In addition to products sold in the self-select and demonstrator-assisted distribution channels, the Company's products also compete with similar products sold door-to-door or through mail order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company and Unilever N.V. in the self-select distribution channel; L'Oreal S.A., Unilever N.V. and Estee Lauder, Inc. in the demonstrator-assisted distribution channel; and L'Oreal S.A, Matrix Essentials, Inc., which is owned by Bristol-Myers Squibb Company and Wella GmbH in professional products.

SEASONALITY

         The Company's business is subject to certain seasonal fluctuations, with net sales in the second half of the year generally benefiting from increased retailer purchases in the United States for the back-to-school and Christmas selling seasons.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company's major trademarks are registered in the United States and in many other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, STREETWEAR, FLEX, PLUSBELLE, CUTEX (outside the U.S.), AFRICAN PRIDE, MITCHUM, ETERNA 27, ULTIMA II, ALMAY, CHARLIE, JEAN
NATE, REVLON RESULTS, COLORAMA, FIRE & ICE, MOON DROPS, SUPER LUSTROUS and WONDERWEAR for consumer products and REVLON, ROUX FANCI-FULL, REALISTIC, FERMODYL, CREATIVE NAIL, AMERICAN CREW and INTERCOSMO for professional products.

         The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY lipcolor and cosmetics, COLORSTAY hair color, classic REVLON nail enamel, TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, WONDERWEAR foundation, WONDERWEAR lipstick, ALMAY TIME-OFF skin care and makeup, ALMAY AMAZING cosmetics, ALMAY ONE COAT eye makeup and cosmetics, ULTIMA II VITAL RADIANCE skin care products, OUTRAGEOUS shampoo and various professional products, including FERMODYL shampoo and conditioners. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

GOVERNMENT REGULATION

         The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Phoenix, Arizona, Oxford, North Carolina and Jacksonville, Florida manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreens. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. State and local regulations in the United States that are designed to protect consumers or the environment have an increasing influence on product claims, contents and packaging.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in Note 19 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

         As of December 31, 1998, the Company employed the equivalent of approximately 13,000 full-time persons (before the effect of the restructuring). Approximately 2,000 of such employees in the United States are covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

         The following table sets forth as of December 31, 1998 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                    APPROXIMATE FLOOR SPACE
LOCATION                             USE                                                     SQ. FT.
--------                             ---                                                      ------
Oxford, North Carolina......Manufacturing, warehousing, distribution and office             1,012,000
Phoenix, Arizona............Manufacturing, warehousing, distribution and office               706,000
                            (partially leased)
Jacksonville, Florida.......Manufacturing, warehousing, distribution, research and            526,000
                            office
Edison, New Jersey..........Research and office (leased)                                      175,000
Irvington, New Jersey.......Manufacturing, warehousing and office                              96,000
Sao Paulo, Brazil...........Manufacturing, warehousing, distribution, office and              435,000
                            research
Maesteg, South
Wales.......................Manufacturing,.distribution and office                            316,000
Mississauga, Canada.........Manufacturing, warehousing, distribution and office               245,000
Santa Maria, Spain..........Manufacturing and warehousing                                     173,000
Caracas, Venezuela..........Manufacturing, distribution and office                            145,000
Kempton Park, South Africa..Warehousing, distribution and office (leased)                     127,000
Canberra, Australia.........Warehousing, distribution and office                              125,000
Isando, South Africa........Manufacturing, warehousing, distribution and office                94,000
Buenos Aires, Argentina.....Manufacturing, warehousing, distribution and office                75,000
Bologna, Italy..............Manufacturing, warehousing, distribution and office                60,000
Dublin, Ireland.............Manufacturing, warehousing, distribution and office                32,500

         In addition to the facilities described above, additional facilities are owned and leased in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (345,000 square feet, of which approximately 57,000 square feet was sublet to affiliates of the Company and approximately 27,000 square feet was sublet to an unaffiliated third party as of December 31, 1998). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its current and expected production requirements.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), which is indirectly wholly owned by Ronald O. Perelman, through REV Holdings Inc. ("REV Holdings"), beneficially owns 11,250,000 shares of the Company's Class A Common Stock (representing 56.3% of the outstanding shares of Class A Common Stock) and all of the outstanding 31,250,000 shares of Class B Common Stock, which together represent approximately 83.0% of the outstanding shares of the Company's Common Stock and have approximately 97.4% of the combined voting power of the outstanding shares of the Company's Common Stock. The remaining 8,736,771 shares of Class A Common Stock outstanding at February 18, 1999 are owned by the public. As of February 18, 1999, there were 643 holders of record of Class A Common Stock. No dividends were declared or paid during 1998 or 1997. The terms of the Credit Agreement, the 1999 Notes, the Notes (as hereinafter defined) and the 9% Notes currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc. See the Consolidated Financial Statements of the Company and the Notes thereto.

         The table below shows the Company's high and low quarterly stock prices for the years ended December 31, 1998 and 1997.

               1998 QUARTERLY STOCK PRICES (1)
        ----------------------------------------------
            1ST         2ND        3RD         4TH
          QUARTER     QUARTER    QUARTER     QUARTER
        ----------- ----------  --------- -----------
High...   $51 13/16   $56 1/16   $54 1/2     $27 13/16
Low....    33 5/8      47 9/16    30 7/8      12 1/2


              1997 QUARTERLY STOCK PRICES (1)
        -------------------------------------------
           1ST         2ND        3RD       4TH
         QUARTER     QUARTER    QUARTER   QUARTER
        --------- -----------  --------- ----------
High...  $42 3/8     $51 13/16  $54 1/8     $49
Low....   29 5/8      33 1/4     45 3/8      33 1/8



         (1) Represents the closing price per share on the New York Stock Exchange (NYSE), which is the exchange on which shares of the Company's Class A Common Stock are listed. The Company's symbol is REV.

ITEM 6. SELECTED FINANCIAL DATA

         The Consolidated Statements of Operations Data for each of the years in the four-year period ended December 31, 1998 and the Balance Sheet Data as of December 31, 1998, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Consolidated Statements of Operations Data for the year ended December 31, 1994 and the Balance Sheet Data as of December 31, 1995 and 1994 are derived from unaudited consolidated financial statements for such periods, which have been restated to reflect the Company's retail and outlet store business as discontinued operations. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                               1998          1997         1996          1995         1994
                                           ------------ ------------  ------------ ------------  ------------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales ................................   $ 2,252.2     $ 2,238.6     $ 2,092.1     $1,867.3    $  1,674.0
Operating income .........................       124.6(a)      214.9(b)      199.2        147.5         108.1
(Loss) income from continuing operations         (27.3)         57.8          24.4        (37.2)        (73.0)
Basic (loss) income from continuing
 operations per common share .............   $   (0.53)    $    1.13     $    0.49     $  (0.88)   $    (1.72)
                                           ============ ============  ============ ============  ============
Diluted (loss) income from continuing
 operations per common share .............   $   (0.53)    $    1.13     $    0.49     $  (0.88)   $    (1.72)
                                           ============ ============  ============ ============  ============
Weighted average number of
 common shares outstanding: (c)
  Basic ..................................  51,217,997    51,131,440    49,687,500   42,500,000    42,500,000
                                           ============ ============  ============ ============  ============
  Dilutive ...............................  51,217,997    51,544,318    49,818,792   42,500,000    42,500,000
                                           ============ ============  ============ ============  ============


                                                                  DECEMBER 31,
                                            ---------------------------------------------------------
                                               1998        1997       1996        1995       1994
                                            ---------- ----------  ---------- ----------  ----------
                                                              (DOLLARS IN MILLIONS)
BALANCE SHEET DATA:
Total assets . ............................  $1,830.0    $1,756.0   $1,617.3    $1,532.6   $1,414.3
Long-term debt, including current portion     1,660.0     1,425.2    1,361.0     1,476.7    1,330.4
Total stockholder's deficiency ............    (648.0)     (458.5)    (497.1)     (702.3)    (656.2)



(a) Includes non-recurring charges, net, of $35.8 million. See Note 4 to the Consolidated Financial Statements.

(b) Includes non-recurring charges, net, of $3.6 million. See Note 4 to the Consolidated Financial Statements.

(c) Represents the weighted average number of common shares outstanding for the period. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

         The Company operates in a single segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetics and skin care, fragrance and personal care products, and professional products, consisting of hair and nail care products principally for use in and resale by professional salons. In addition, the Company has a licensing group.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales for each of the last three years:

                            YEAR ENDED DECEMBER 31,
                       ----------------------------------
                          1998        1997       1996
                       ---------- ----------  ----------
Net sales:
 United States .......  $1,338.5    $1,300.2   $1,182.3
 International .......     913.7       938.4      909.8
                       ---------- ----------  ----------
                        $2,252.2    $2,238.6   $2,092.1
                       ========== ==========  ==========




         The following table sets forth certain statements of operations data as a percentage of net sales for each of the last three years:


                                               YEAR ENDED DECEMBER 31,
                                              -------------------------
                                                1998    1997     1996
                                              ------- -------  -------
Cost of sales* ..............................   34.0%   33.2%    32.9%
Gross profit ................................   66.0    66.8     67.1
Selling, general and administrative expenses
 ("SG&A")....................................   59.0    57.1     57.6
Business consolidation costs and other, net .    1.5     0.1       --
Operating income ............................    5.5     9.6      9.5


* 1998 includes $2.7 (0.1% of net sales) for charges related to restructuring.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

NET SALES

         Net sales were $2,252.2 and $2,238.6 for 1998 and 1997, respectively, an increase of $13.6, or 0.6% (or 2.7% on a constant U.S. dollar basis).

         United States. Net sales in the United States were $1,338.5 for 1998 compared to $1,300.2 for 1997, an increase of $38.3, or 2.9%. The increase in net sales in 1998 reflects improvements in net sales of products in the Company's ALMAY and ULTIMA franchises and expansion of certain of the Company's professional product lines including an acquisition. For the first half of 1998, net sales for the Company's REVLON franchise increased as compared to the first half of 1997 as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. Beginning in the third quarter of 1998, such sales were adversely affected by a slowdown in the rate of growth in the mass market color cosmetics category and a leveling of market share. Additionally, net sales for 1998 were impacted by reduced purchases by some retailers, particularly chain drugstores, resulting from improved inventory management through systems upgrades and inventory reductions following several recent business combinations. The Company expects retail inventory balancing and reductions to continue to affect sales in 1999.

         REVLON brand color cosmetics continued as the number one brand in dollar market share in the U.S. self-select distribution channel. New product introductions (including, in 1998, certain products launched during 1997) generated incremental net sales in 1998, principally as a result of launches of TOP SPEED nail enamel, MOISTURESTAY lip makeup, products in the NEW COMPLEXION line, COLORSTAY shampoo, ALMAY STAY SMOOTH lip makeup, products in the ALMAY AMAZING collection, products in the ALMAY ONE COAT collection, products in the ULTIMA II BEAUTIFUL NUTRIENT and ULTIMA II FULL MOISTURE lipcolor lines and ULTIMA II GLOWTION skin brighteners.

         International. Net sales outside the United States were $913.7 for 1998 compared to $938.4 for 1997, a decrease of $24.7, or 2.6%, on a reported basis (an increase of 2.4% on a constant U.S. dollar basis). The increase in net sales for 1998 on a constant dollar basis reflects the benefits of increased distribution, including acquisitions, and successful new product introductions in several markets including MOISTURESTAY lip makeup and TOP SPEED nail enamel. The decrease in net sales for 1998 on a reported basis reflects the unfavorable effect on sales of a stronger U.S. dollar against most foreign currencies and unfavorable economic conditions in several international markets. These unfavorable economic conditions restrained consumer and trade demand outside the U.S., particularly in South America and the Far East, as well as Russia and other developing economies. Sales outside the United States are divided into three geographic regions. In Europe, which is comprised of Europe, the Middle East and Africa, net sales decreased by 2.6% on a reported basis to $406.9 for 1998 as compared to 1997 (an increase of 0.5% on a constant U.S. dollar basis). In the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 4.8% on a reported basis to $363.3 for 1998 as compared to 1997 (an increase of 9.5% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $122.5 on a reported basis for 1998 compared to $130.9 for 1997, a decrease of $8.4, or 6.4% (an increase of 0.5% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real. In the Far East, net sales decreased by 17.5% on a reported basis to $143.5 for 1998 as compared to 1997 (a decrease of 7.4% on a constant U.S. dollar basis). Net sales outside the United States, including without limitation in Brazil, were, and may continue to be, adversely impacted by generally weak economic conditions, political and economic uncertainties, including without limitation currency fluctuations, and competitive activities in certain markets.

 Cost of sales

         As a percentage of net sales, cost of sales was 34.0% for 1998 compared to 33.2% for 1997. The increase in cost of sales as a percentage of net sales for 1998 compared to 1997 is due to changes in product mix, the effect of weaker local currencies on the cost of imported purchases, the effect of lower net sales in the second half of 1998 and the inclusion of $2.7 of other costs incurred to exit certain product lines outside the United States in connection with the restructuring charge in the fourth quarter of 1998. These factors were partially offset by the benefits of more efficient global production and purchasing.

 SG&A expenses

         As a percentage of net sales, SG&A expenses were 59.0% for 1998 compared to 57.1% for 1997. SG&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, were 40.2% for 1998 compared to 39.3% for 1997. The increase in SG&A expenses other than advertising and consumer-directed promotion expenses as a percentage of net sales was due primarily to the effects of lower than expected sales. The Company's advertising and consumer-directed promotion expenditures were incurred to support existing product lines, new product launches and increased distribution. Advertising and consumer-directed promotion expenses as a percentage of net sales were 18.8%, or $422.9, for 1998 compared to 17.8%, or $397.4, for 1997.

 Business consolidation costs and other, net

         In the fourth quarter of 1998 the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. As a result, the Company recognized a net charge of $42.9 comprised of $26.6 of employee severance and termination benefits for 720 sales, marketing, administrative, factory and distribution employees worldwide, $14.9 of costs to exit excess leased real estate primarily in the United States and $2.7 of other costs described above in cost of sales, partially offset by a gain of $1.3 for the sale of a factory outside the United States.

         In the third quarter of 1998 the Company recognized a gain of approximately $7.1 for the sale of the wigs and hairpieces portion of its business in the United States.

          In 1997 the Company incurred business consolidation costs of $20.6 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance for 415 factory and administrative employees and other costs related to the rationalization of certain factory and warehouse operations worldwide. Such costs were partially offset by an approximately $12.7 settlement of a claim and related gains of approximately $4.3 for the sales of certain factory operations outside the United States.

 Operating income

         As a result of the foregoing, operating income decreased by $90.3, or 42.0%, to $124.6 for 1998 from $214.9 for 1997.

 Other expenses/income

         Interest expense was $137.9 for 1998 compared to $133.7 for 1997. The increase in interest expense for 1998 as compared to 1997 is due to higher average outstanding borrowings partially offset by lower interest rates.

         Foreign currency losses, net, were $4.6 for 1998 compared to $6.4 for 1997. The foreign currency losses for 1998 were comprised primarily of losses in several markets in Latin America. The losses in 1997 were comprised primarily of losses in several markets in Europe and the Far East.

 Provision for income taxes

         The provision for income taxes was $5.0 and $9.3 for 1998 and 1997, respectively. The decrease was primarily attributable to lower taxable income outside the United States in 1998.

 Discontinued operations

         During 1998, the Company completed the disposition of its approximately 85% equity interest in Cosmetic Center. In connection with such transaction, the Company recorded a loss on disposal of $47.7 during 1998.
(Loss) income from discontinued operations was $(16.5) (excluding the $47.7 loss on disposal) and $0.7 for 1998 and 1997, respectively. The 1997 period includes a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., then a wholly owned subsidiary of the Company, with and into Cosmetic Center on April 25, 1997, partially offset by related business consolidation costs of $4.0. The 1998 period includes the Company's share of a non-recurring charge of $10.5 taken by Cosmetic Center primarily related to inventory and severance.

 Extraordinary items

         The extraordinary item of $51.7 in 1998 resulted primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption of the 9 3/8% Senior Notes and the 10 1/2% Senior Subordinated Notes. The extraordinary item in 1997 resulted from the write-off of deferred financing costs associated with the extinguishment of borrowings under the 1996 Credit Agreement (as hereinafter defined) prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures").

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

         United States. Net sales in the United States increased to $1,300.2 for 1997 from $1,182.3 for 1996, an increase of $117.9, or 10.0%. Net sales improved for 1997, primarily as a result of continued consumer acceptance of new product offerings and general improvement in consumer demand for the Company's color cosmetics. These results were partially offset by a decline in the Company's fragrance business caused by downward trends in the mass fragrance industry and the Company's strategy to de-emphasize new fragrance products. Even though consumer sell-through for the REVLON and ALMAY brands, as described below in more detail, has increased significantly, the Company's sales to its customers have been during 1997 and may continue to be impacted by retail inventory balancing and reductions resulting from consolidation in the chain drugstore industry in the U.S.

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

         International. Net sales outside the United States increased to $938.4 for 1997 from $909.8 for 1996, an increase of $28.6, or 3.1% on a reported basis or 8.8% on a constant U.S. dollar basis. Net sales improved for 1997, principally as a result of increased distribution into the expanding self-select distribution channel, successful new product introductions, including the continued roll-out of the COLORSTAY cosmetics collection and the further development of new international markets. This was partially offset by the Company's decision to exit the unprofitable demonstrator-assisted channel in Japan in the second half of 1996, unfavorable economic conditions in several international markets, and, on a reported basis, the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, primarily the Spanish peseta, the Italian lira and several other European currencies, the Australian dollar, the South African rand and the Japanese yen. New products such as COLORSTAY haircolor and STREETWEAR were introduced in select international markets in the second half of 1997. Sales outside the United States were divided into the following geographic areas: Europe, which is comprised of Europe, the Middle East and Africa (in which net sales increased by 3.4% on a reported basis to $417.9 for 1997 as compared to 1996 or an increase of 11.3% on a constant U.S. dollar basis); the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico (in which net sales increased by 11.1% on a reported basis to $346.6 for 1997 as compared to 1996 or an increase of 14.5% on a constant U.S. dollar basis); and the Far East (in which net sales decreased by 10.3% on a reported basis to $173.9 for 1997 as compared to 1996 or a decrease of 5.5% on a constant U.S. dollar basis). Excluding in both periods the effect of the Company's strategy of exiting the demonstrator-assisted distribution channel in Japan, Far East net sales on a constant U.S. dollar basis for 1997 would have been at approximately the same level as those in 1996.

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

SG&A expenses

         As a percentage of net sales, SG&A expenses were 57.1% for 1997, an improvement from 57.6% for 1996. SG&A expenses other than advertising and consumer-directed promotion expenses, as a percentage of net sales, improved to 39.3% for 1997 compared with 40.6% for 1996, primarily as a result of reduced general and administrative expenses, improved productivity and lower distribution costs in 1997 compared with those in 1996. In accordance with its business strategy, the Company increased advertising and consumer-directed promotion expenditures in 1997 compared with 1996 to support growth in existing product lines, new product launches and increased distribution in the self-select distribution channel in many of the Company's markets outside the United States. Advertising and consumer-directed promotion expenses increased by 11.8% to $397.4, or 17.8% of net sales, for 1997 from $355.5, or 17.0% of net sales, for 1996.

 Business consolidation costs and other, net

         Business consolidation costs and other, net, in 1997 include severance, writedowns of certain assets to their estimated net realizable value and other related costs to rationalize factory operations in certain operations in accordance with the Company's business strategy, partially offset by related gains for the sales of certain factory operations and an approximately $12.7 settlement of a claim in the second quarter of 1997. These business consolidations are intended to lower the Company's operating costs and increase efficiency in the future.

 Operating income

         As a result of the foregoing, operating income increased by $15.7, or 7.9%, to $214.9 for 1997 from $199.2 for 1996.

 Other expenses/income

         Interest expense was $133.7 for 1997 compared to $133.4 for 1996. The slight increase in interest expense in 1997 is due to higher average outstanding borrowings, partially offset by lower interest rates.

         Foreign currency losses, net, were $6.4 for 1997 compared to $5.7 for 1996. The increase in foreign currency losses for 1997 as compared to 1996 resulted primarily from a non-recurring gain recognized in 1996 in connection with the Company's simplification of its international corporate structure and from the strengthening of the U.S. dollar versus currencies in the Far East and most European currencies, partially offset by the stabilization of the Venezuelan bolivar and Mexican peso versus the devaluations which occurred during 1996.

Provision for income taxes

         The provision for income taxes was $9.3 and $25.5 for 1997 and 1996, respectively. The decrease was primarily attributable to lower taxable income with respect to operations outside the United States, partially as a result of the implementation of tax planning, including the utilization of net operating loss carryforwards with respect to operations outside the United States, and benefits from net operating loss carryforwards domestically.

Discontinued operations

         Income from discontinued operations was $0.7 and $0.4 for 1997 and 1996, respectively. The 1997 period includes a $6.0 non-recurring gain resulting from the merger of Prestige Fragrance & Cosmetics, Inc., then a wholly owned subsidiary of Products Corporation, with and into Cosmetic Center on April 25, 1997, partially offset by related business consolidation costs of $4.0 and operating losses of Cosmetic Center.

 Extraordinary items

         The extraordinary item in 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings under the 1996 Credit Agreement prior to maturity with proceeds from the Credit Agreement, and costs of approximately $6.3 in connection with the redemption of Products Corporation's Sinking Fund Debentures. The extraordinary item in 1996 resulted from the write-off in the first quarter of 1996 of deferred financing costs associated with the early extinguishment of borrowings under the credit agreement in effect at that time (the "1995 Credit Agreement") prior to maturity with the net proceeds from the Company's initial public equity offering (the "Revlon IPO") and proceeds from the 1996 Credit Agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash (used for) provided by operating activities was $(51.5), $8.7 and $(10.3) for 1998, 1997 and 1996, respectively. The increase in net cash used for operating activities for 1998 compared with cash provided in 1997 resulted primarily from lower operating income and increased cash used for business consolidation costs and other, net in 1998. The increase in net cash provided by operating activities for 1997 compared with net cash used in 1996 resulted primarily from higher operating income and improved working capital management in 1997, partially offset by increased spending on merchandise display units in connection with the Company's expansion into the self-select distribution channel.

         Net cash used for investing activities was $91.0, $84.3 and $61.8 for 1998, 1997 and 1996, respectively. Net cash used for investing activities for 1998 and 1997 includes cash paid in connection with acquisitions of businesses and capital expenditures, partially offset by the proceeds from the sale of the wigs and hairpieces portion of the Company's business in the United States in 1998 and from the sale of certain assets in 1998 and 1997. Net cash used for investing activities for 1998, 1997 and 1996 included capital expenditures of $60.8, $52.3 and $54.7, respectively, and $57.6, $40.5 and $7.1, respectively, used for acquisitions.

         Net cash provided by financing activities was $159.1, $84.9 and $77.9 for 1998, 1997 and 1996, respectively. Net cash provided by financing activities for 1998 included proceeds from the issuance of the 9% Notes, the 8 1/8% Notes (as hereinafter defined) and the 8 5/8% Notes (as hereinafter defined) and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the 9% Notes, the 8 1/8% Notes and the 8 5/8% Notes, the redemption of the Senior Subordinated Notes (as hereinafter defined), the Senior Notes (as hereinafter defined), and the repayment of borrowings under the Company's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"). During 1998, 1997 and 1996, net cash used by discontinued operations was $17.3, $3.4 and $2.7, respectively. Net cash provided by financing activities for 1997 included cash drawn under the 1996 Credit Agreement and the Credit Agreement, partially offset by the repayment of borrowings under the 1996 Credit Agreement, the payment of fees and expenses related to entering into the Credit Agreement, the repayment of borrowings under the Yen Credit Agreement and the redemption of the Sinking Fund Debentures. Net cash provided by financing activities for 1996 included the net proceeds from the Revlon IPO, cash drawn under the 1995 Credit Agreement and under the 1996 Credit Agreement, partially offset by the repayment of borrowings under the 1995 Credit Agreement, the payment of fees and expenses related to the 1996 Credit Agreement and the repayment of borrowings under the Yen Credit Agreement.

         On November 6, 1998, Products Corporation issued and sold $250.0 aggregate principal amount of the 9% Notes in a private placement, receiving net proceeds of $247.2. Products Corporation intends to use $200.0 of the net proceeds from the sale of the 9% Notes to refinance the 1999 Notes, including through open market purchases. Products Corporation intends to use the balance of the net proceeds for general corporate purposes, including to temporarily reduce indebtedness under the working capital lines under the Credit Agreement. Pending the refinancing of the 1999 Notes, such net proceeds will be retained by Products Corporation and a portion of such proceeds will be used to temporarily reduce indebtedness under the working capital lines under the Credit Agreement and under other short-term facilities. On February 24, 1999, substantially all of the 9% Notes were exchanged for registered notes with substantially identical terms.

         On February 2, 1998, Revlon Escrow Corp., an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes") and $250.0 aggregate principal amount of 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes" and, together with the 8 5/8% Notes, the "Notes"), with the net proceeds of approximately $886 deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemption by Products Corporation of $555.0 aggregate principal amount of its 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260.0 aggregate principal amount of its 9 3/8% Senior Notes due 2001 (the "Senior Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). In connection with the redemptions of the Senior Subordinated Notes and the Senior Notes, the Company recorded an extraordinary loss of $51.7 during 1998 resulting primarily from the write-off of deferred financing costs and payment of call premiums on the Senior Subordinated Notes and the Senior Notes. On May 7, 1998, substantially all of the Notes were exchanged for registered notes with substantially identical terms (the Notes and the registered exchange notes shall each be referred to as the "Notes").

         In May 1997, Products Corporation entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used for the purpose of repaying the loans outstanding under the credit agreement in effect at that time (the "1996 Credit Agreement") and to redeem Products Corporation's Sinking Fund Debentures and were and will be used for general corporate purposes and, in the case of the Acquisition Facility (as hereinafter defined), the financing of acquisitions. The Credit Agreement provides up to $749.0 and is comprised of five senior secured facilities:
$199.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At December 31, 1998, the Company had approximately $199.0 outstanding under the Term Loan Facilities, $9.7 outstanding under the Multi-Currency Facility, $63.5 outstanding under the Acquisition Facility and $29.0 of issued but undrawn letters of credit under the Special LC Facility. In connection with the issuance of the 9% Notes, Products Corporation amended the Credit Agreement to provide that it can retain the net proceeds of such issuance which exceed the amount of the 1999 Notes refinanced plus related costs and expenses. Additionally, Products Corporation agreed that until the 1999 Notes are refinanced, $200.0 of the Multi-Currency Facility available under the Credit Agreement (reduced by the amount of 1999 Notes actually repurchased or refinanced), which would otherwise be available for working capital purposes, will be used solely to refinance the 1999 Notes. In December 1998, Products Corporation amended the Credit Agreement to modify the terms of certain of the financial ratios and tests to account for, among other things, the expected charges in connection with the Company's restructuring effort. In addition, the amendment increased the applicable margin and provides that Products Corporation may use the proceeds of the Acquisition Facility for general corporate purposes as well as for acquisitions.

         A subsidiary of Products Corporation is the borrower under the Yen Credit Agreement, which had a principal balance of approximately (Yen)1.5 billion as of December 31, 1998 (approximately $13.6 U.S. dollar equivalent as of December 31, 1998) (after giving effect to the repayment described below). Approximately (Yen)539 million (approximately $4.2 U.S. dollar equivalent) was paid in March 1998, approximately (Yen)539 million (approximately $4.7 U.S. dollar equivalent as of December 31, 1998) is due in each of March 1999 and 2000 and approximately (Yen)474 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1998) is due on December 31, 2000. On December 10, 1998, in connection with the disposition of the stock of Cosmetic Center, which had served as collateral under the Yen Credit Agreement, Products Corporation repaid (Yen)2.22 billion (approximately $19.0 U.S. dollar equivalent as of December 10, 1998) principal amount.

         Products Corporation made an optional sinking fund payment of $13.5 and redeemed all of the outstanding $85.0 principal amount Sinking Fund Debentures during 1997 with the proceeds of borrowings under the Credit Agreement. $9.0 aggregate principal amount of previously purchased Sinking Fund Debentures were used for the mandatory sinking fund payment due July 15, 1997.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of December 31, 1998.

         The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement, refinancings and other existing working capital lines. The Credit Agreement, the 1999 Notes, the Notes and the 9% Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring referred to above and debt service payments (including purchase and repayment of the 1999 Notes).

         The Company estimates that capital expenditures for 1999 will be approximately $60, including upgrades to the Company's management information systems. The Company estimates that cash payments related to the 1998 restructuring charge will be approximately $35, of which approximately $22 will be paid in 1999. Pursuant to a tax sharing agreement (see "Certain Relationships and Related Transactions - Tax Sharing Agreement"), Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of taxes pursuant to the tax sharing agreement will be required for 1999.

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which was recognized upon repayment of the hedged indebtedness and is included in the 1998 extraordinary item for the early extinguishment of debt.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $197.5 and $90.1 (U.S. dollar equivalent) outstanding at December 31, 1998 and 1997, respectively, and option contracts of approximately $51.0 and $94.9 outstanding at December 31, 1998 and 1997, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on December 31, 1998 and 1997 or the contracts then outstanding on December 31, 1996, no material gain or loss would have been realized.

         Based upon the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service (including refinancing the 1999 Notes). However, there can be no assurance that cash flow from operations and funds from existing credit facilities and refinancing of existing indebtedness will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution of the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 1999 Notes, the Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

YEAR 2000

         Commencing in 1997, the Company undertook a business process enhancement program to substantially upgrade management information technology systems in order to provide comprehensive order processing, production and accounting support for the Company's business. The Company also developed a comprehensive plan to address Year 2000 issues. The Year 2000 plan addresses three main areas: (a) information technology systems; (b) non-information technology systems (including factory equipment, building systems and other embedded systems); and (c) business partner readiness (including without limitation customers, inventory and non-inventory suppliers, service suppliers, banks, insurance companies and tax and other governmental agencies). To oversee the process, the Company has established a Steering Committee comprised of senior executives of the Company.

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

         The Company believes that at the current time it is difficult to identify specifically the most reasonably likely worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement, as well as the Company's suppliers of goods and services and customers) that continue for more than a brief period in various geographic areas where the Company's products are produced or sold at retail or in areas from which the Company's raw materials and components are sourced. In connection with functions that represent a particular Year 2000 risk, including the production, warehousing and distribution of products and the supply of raw materials and components, the Company is considering various contingency plans. Continuing failures in key geographic areas in the United States and in certain European, South American and Asian countries that limit the Company's ability to produce products, its customers' ability to purchase and pay for the Company's products and/or consumers' ability to shop, would be likely to have a material adverse effect on the Company's results of operations, although it would be expected that at least part of any lost sales eventually would be recouped. The extent of such deferred or lost revenue cannot be estimated at this time.

         The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company currently anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties upon which the Company relies directly, or indirectly, to be Year 2000 compliant. There can be no assurance that the Company and such third parties will eliminate potential Year 2000 issues in a timely manner or as to the ultimate cost to the Company of doing so.

EURO CONVERSION

         As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using checks, drafts, or wire transfers denominated either in the Euro or the participating country's national currency. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to either continue using the national currencies or the Euro for invoicing or payments. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K for the year ended December 31, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including growth in net sales and earnings, the effect on sales of retail inventory balancing and reductions, the effect on sales of political and/or economic conditions in international markets, the Company's estimate of restructuring activities, costs and benefits, cash flow from operations, information systems upgrades, the Company's plan to address the Year 2000 issue, the costs associated with the Year 2000 issue and the results of Year 2000 non-compliance by the Company or by one or more of the Company's customers, suppliers or other strategic business partners, capital expenditures, the Company's qualitative and quantitative estimates as to market risk, the Company's expectations about the transition to the Euro, the availability of funds from currently available credit facilities and refinancings of indebtedness, and capital contributions or loans from affiliates or the sale of assets or operations or additional shares of Revlon, Inc. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell assets or operations or additional shares of Revlon, Inc.; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (ix) lower than expected sales as a result of a longer than expected duration of retail inventory balancing and reductions; (x) difficulties, delays or unanticipated costs or less than expected benefits resulting from the Company's restructuring activities; (xi) interest rate or foreign exchange rate changes affecting the Company's market sensitive financial instruments; (xii) difficulties, delays or unanticipated costs associated with the transition to the Euro; and (xiii) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of the Company's customers, suppliers or other strategic business partners.

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

INFLATION

         In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Brazil, Venezuela and Mexico, that have experienced hyperinflation in the past three years. The Company's operations in Brazil were accounted for as operating in a hyperinflationary economy until June 30, 1997. Effective July 1, 1997, Brazil was considered a non-hyperinflationary economy. The impact of accounting for Brazil as a non-hyperinflationary economy was not material to the Company's operating results. Effective January 1997, Mexico was considered a hyperinflationary economy for accounting purposes. Effective January 1, 1999, it will no longer be considered a hyperinflationary economy. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

         The Company has exposure to changing interest rates, primarily in the United States. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Exchange Rate Sensitivity

         The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement (See "Financial Condition, Liquidity and Capital Resources"). The Company's policy is to hedge major net foreign currency cash exposures generally through foreign exchange forward and option contracts. The contracts are entered into with major financial institutions to minimize counterparty risk. These contracts generally have a duration of less than twelve months and are primarily against the U.S. dollar. In addition, the Company enters into foreign currency swaps to hedge intercompany financing transactions. The table below provides information about the Company's foreign exchange financial instruments by functional currency and presents such information in U.S. dollar equivalents. For foreign currency forward exchange agreements and option contracts, the table presents the gross notional amounts and weighted average exchange rates by contractual maturity dates. The fair value of foreign currency options and forward exchange contracts is the estimated amount the Company would receive (pay) to terminate the agreements.

         The Company does not hold or issue financial instruments for trading purposes.

                                 AVERAGE             EXPECTED MATURITY DATE FOR YEAR ENDED DECEMBER 31,          FAIR VALUE
                               CONTRACTUAL  -----------------------------------------------------------------    DEC. 31,
                                 RATE (a)     1999    2000     2001     2002    2003    THEREAFTER    TOTAL        1998
                              ------------- -------  ------  ------- --------  ------ ------------   --------- ------------
DEBT                                                        (US DOLLAR EQUIVALENT IN MILLIONS)
Short-term variable rate
 (various currencies)........                $ 27.8                                                  $   27.8    $   27.8
  Average interest rate......                   6.7%
Long-term fixed rate ($US)...                 200.0                                      $1,149.1     1,349.1     1,286.0
  Average interest rate......                   9.5%                                          8.6%
Long-term variable rate
 ($US).......................                   1.0   $1.0    $39.5    $227.6                           269.1       269.1
  Average interest rate......                   7.9%   7.9%     7.9%      8.0%
Long-term variable rate
 (various currencies)........                   5.0    9.3      0.3       3.1                 0.1        17.8        17.8
Average interest rate........                   3.8%   3.9%     7.3%      7.7%                7.3%
FORWARD AND OPTION CONTRACTS
 (b)
British Pound
 Forward contracts...........       0.60       55.0                                                      55.0          --
  Option contracts...........       0.60        8.5                                                       8.5          --
Canadian Dollar
 Forward contracts...........       1.53       41.2                                                      41.2         0.1
 Option contracts............       1.56       17.5                                                      17.5        (0.2)
Japanese Yen
 Forward contracts...........     118.39       36.4                                                      36.4        (1.5)
 Option contracts............     116.28        4.8                                                       4.8         0.1
French Franc
 Forward contracts...........       5.60       17.7                                                      17.7          --
South African Rand
 Forward contracts...........       6.40       11.2                                                      11.2        (0.2)
Netherland Guilder
 Forward contracts...........       1.88        9.5                                                       9.5          --
Hong Kong Dollar
 Forward contracts...........       7.82        6.1                                                       6.1          --
Australian Dollar
 Forward contracts...........       1.61        9.9                                                       9.9         0.1
 Option contracts............       1.64       10.9                                                      10.9          --
German Deutschemark
 Forward contracts...........       1.65        4.8                                                       4.8          --
 Option contracts............       1.67        9.3                                                       9.3          --
New Zealand Dollar
 Forward contracts...........       1.92        4.6                                                       4.6        (0.1)
Switzerland Franc
 Forward contracts...........       1.34        1.1                                                       1.1          --


(a) Stated in units of local currency per U.S. dollar.

(b) Maturity amounts for forward and option contracts are stated in contract notional amounts.



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

NAME                                           POSITION
----                                           --------
Ronald O. Perelman       Chairman of the Board, Chairman of the Executive
                         Committee of the Board and Director

George Fellows           President, Chief Executive Officer and Director

Irwin Engelman           Vice Chairman, Chief Administrative Officer and
                         Director

M. Katherine Dwyer       Senior Vice President

Frank J. Gehrmann        Executive Vice President and Chief Financial Officer

Wade H. Nichols III      Executive Vice President and General Counsel

D. Eric Pogue            Senior Vice President, Human Resources

Donald G. Drapkin        Director

Meyer Feldberg           Director

William J. Fox           Director

Howard Gittis            Director

Morton L. Janklow        Director

Vernon E. Jordan         Director

Henry A. Kissinger       Director

Edward J. Landau         Director

Jerry W. Levin           Director

Linda Gosden Robinson    Director

Terry Semel              Director

Martha Stewart           Director

         The name, age (as of February 18, 1999), principal occupation for the last five years and selected biographical information for each of the Directors and executive officers of the Company are set forth below.

         Mr. Perelman (56) has been Chairman of the Board of Directors of the Company and of the Company's wholly owned subsidiary Products Corporation since June 1998, Chairman of the Executive Committee of the

Board of the Company and of Products Corporation since November 1995, and a Director of the Company and of Products Corporation since their respective formations in 1992. Mr. Perelman was Chairman of the Board of the Company and of Products Corporation from their respective formations in 1992 until November 1995. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings Inc. ("Mafco Holdings" and, collectively with MacAndrews Holdings, "MacAndrews & Forbes") and MacAndrews Holdings and various of its affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committees of the Boards of Directors of M&F Worldwide Corp. ("M&F Worldwide") and Panavision Inc. ("Panavision"), and Chairman of the Board of Meridian Sports Incorporated ("Meridian"). Mr. Perelman is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Golden State Bancorp Inc. ("Golden State"), Golden State Holdings Inc. ("Golden State Holdings"), M&F Worldwide, Meridian, Panavision and REV Holdings. (On December 27, 1996, Marvel Entertainment Group, Inc. ("Marvel"), Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent") and Marvel III Holdings Inc. ("Marvel III"), of which Mr. Perelman was a Director on such date, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Fellows (56) has been President and Chief Executive Officer of the Company and of Products Corporation since January 1997. He was President and Chief Operating Officer of the Company and Products Corporation from November 1995 until January 1997 and has been a Director of the Company since November 1995 and a Director of Products Corporation since September 1994. Mr. Fellows was Senior Executive Vice President of the Company and of Products Corporation and President and Chief Operating Officer of Products Corporation's Consumer Group from February 1993 until November 1995. From 1989 through January 1993, he was a senior executive officer of Mennen Corporation and then Colgate-Palmolive Company, which acquired Mennen Corporation in 1992. From 1986 to 1989 he was Senior Vice President of Holdings. Mr. Fellows is also a Director of VF Corporation, which files reports pursuant to the Exchange Act.

         Mr. Engelman (64) has been Vice Chairman, Chief Administrative Officer and a Director of the Company since November 1998. Mr. Engelman has been Vice Chairman and Chief Administrative Officer of Products Corporation since November 1998 and a Director of Products Corporation since 1993. Mr. Engelman has been Executive Vice President, Chief Financial Officer and a Director of MacAndrews & Forbes and various of its affiliates since 1992. He was Executive Vice President, Chief Financial Officer and Director of GAF Corporation from 1990 to 1992, Director, President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990, Executive Vice President of the Blackstone Group LP from 1987 to 1988 and Director, Executive Vice President and Chief Financial Officer of General Foods Corporation for more than five years prior to 1987. Mr. Engelman is also a Director of California Federal Bank, A Federal Savings Bank, which files reports pursuant to the Exchange Act. (On December 27, 1996, Marvel III, Marvel Parent and Marvel Holdings, of which Mr. Engelman was an executive officer on such date, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Ms. Dwyer (49) was appointed President of Products Corporation's United States Consumer Products business in January 1998. Ms. Dwyer was elected Senior Vice President of the Company and of Products Corporation in December 1996. Prior to December 1996, she served in various appointed senior executive positions for the Company and for Products Corporation, including President of Products Corporation's United States Cosmetics unit from November 1995 to December 1996 and Executive Vice President and General Manager of Products Corporation's Mass Cosmetics unit from June 1993 to November 1995. From 1991 to 1993, Ms. Dwyer was Vice President, Marketing, of Clairol, a division of Bristol-Myers Squibb Company. Prior to 1991, she served in various senior positions for Victoria Creations, Avon Products Inc., Cosmair, Inc. and The Gillette Company. Ms. Dwyer is a Director of WestPoint Stevens Inc. and Reebok International Ltd., each of which files reports pursuant to the Exchange Act.

         Mr. Gehrmann (44) was elected as Executive Vice President and Chief Financial Officer of the Company and of Products Corporation in January 1998. From January 1997 until January 1998 he had been Vice President of the Company and of Products Corporation. Prior to January 1997 he served in various appointed senior executive positions for the Company and for Products Corporation, including Executive Vice President and Chief Financial Officer of Products Corporation's Operating Groups from August 1996 to January 1998, Executive Vice President and Chief Financial Officer of Products Corporation's Worldwide Consumer Products business from January 1995 to August 1996, and Executive Vice President and Chief Financial Officer of Products Corporation's Revlon North America unit from September 1993 to January 1994. From 1983 through September 1993, Mr. Gehrmann held positions of increasing responsibility in the financial organizations of Mennen Corporation and the Colgate-Palmolive Company, which acquired Mennen Corporation in 1992. Prior to 1983, Mr. Gehrmann served as a certified public accountant at the international auditing firm of Ernst & Young.

         Mr. Nichols (56) has been Executive Vice President and General Counsel of the Company and of Products Corporation since January 1998 and served as Senior Vice President and General Counsel of the Company and Products Corporation from their respective formations in 1992 until January 1998. Mr. Nichols has been Vice President of MacAndrews Holdings since 1988.

         Mr. Pogue (50) was elected Senior Vice President, Human Resources of the Company and of Products Corporation in November 1998. He was Vice President, Human Resources, U.S. Operations for Products Corporation from July 1997 until November 1998. From December 1994 until July 1997 he was Vice President, Human Resources and Administration of Marvel. From September 1992 to November 1994 he was President of Next Phase Ventures, an independent consulting and venture capital business. From 1988 to 1992 he was Vice President of Philip Morris Companies, Inc. Prior to 1988 he held various positions in human resource management.

         Mr. Drapkin (50) has been a Director of the Company and of Products Corporation since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to 1987. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Molson Companies Limited, Playboy Enterprises, Inc., VIMRx Pharmaceuticals Inc. and Weider Nutrition International, Inc. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Drapkin was a Director on such date, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Professor Feldberg (56) has been a Director of the Company since February 1997. Professor Feldberg has been the Dean of Columbia Business School, New York City, for more than the past five years. Professor Feldberg is also a Director of the following corporations which file reports pursuant to the Exchange Act: Federated Department Stores, Inc., PRIMEDIA Inc. and Paine Webber Group, Inc. (33 directorships within such fund complex).

         Mr. Fox (42) has been a Director of the Company since November 1995 and of Products Corporation since September 1994. Mr. Fox has been Chairman of the Board, President, Chief Executive Officer and Director of AKI, Inc. and President, Chief Executive Officer and Director of AKI Holding Corp., New York City-based consumer product sampling system companies, since February 1999. Mr. Fox was Senior Executive Vice President of the Company and of Products Corporation from January 1997 until January 1999, was Chief Financial Officer of the Company and of Products Corporation from their respective formations in 1992 until January 1998 and was also Executive Vice President of the Company and of Products Corporation from their respective formations in 1992 until January 1997. He was Senior Vice President of MacAndrews Holdings from August 1990 until January 1999. He was Vice President of MacAndrews Holdings from February 1987 to August 1990 and was Treasurer of MacAndrews Holdings from February 1987 to September 1992. Prior to February 1987, he was Vice President and Assistant Treasurer of MacAndrews Holdings. Mr. Fox joined MacAndrews & Forbes Group, Incorporated in 1983 as Assistant Controller, prior to which time he was a certified public accountant at the international auditing firm of Coopers & Lybrand. Mr. Fox is also the Vice Chairman of the Board and a Director of The Hain Food Group, Inc. and a Director of AKI, Inc. and AKI Holding Corp., each of which files reports pursuant to the Exchange Act.

         Mr. Gittis (65) has been a Director of the Company and of Products Corporation since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is also a Director of the following corporations which file reports pursuant to the Exchange Act: Golden State, Golden State Holdings, Jones Apparel Group, Inc., Loral Space & Communications Ltd., M&F Worldwide, Panavision, REV Holdings, Rutherford-Moran Oil Corporation and Sunbeam Corporation.

         Mr. Janklow (68) has been a Director of the Company since July 1997. He has been of counsel to Janklow, Newborn & Ashley and Senior Partner of Janklow & Nesbit Associates, a New York City-based literary agency, since 1989 and Chairman of the Board and Chief Executive Officer of Morton L. Janklow Associates, Inc., New York City since 1977. Mr. Janklow is also trustee of the Managed Accounts Services Portfolio Trust/Pace.

         Mr. Jordan (63) has been a Director of the Company since June 1996. Mr. Jordan is a Senior Partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld, LLP where he has practiced law since 1982. He is also a Director of the following corporations which file reports pursuant to the Exchange Act: American Express Company, Bankers Trust Company, Bankers Trust New York Company, Callaway Golf Corporation, Chancellor Media Corporation, Dow Jones & Company, Inc., J.C. Penney Company, Inc., Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation and Xerox Corporation. He is also trustee of the Ford Foundation and Howard University.

         Dr. Kissinger (75) has been a Director of the Company since June 1996. Dr. Kissinger has been Chairman of the Board and Chief Executive Officer of Kissinger Associates, Inc., a New York City-based international consulting firm, since 1982. Dr. Kissinger is an Advisor to the Board of Directors of American Express Company, serves as Counselor to the Chase Manhattan Bank and is a member of its International Advisory Committee. He is Chairman of the International Advisory Board of American International Group, Inc. and is also a Director of Continental Grain Company, Freeport-McMoran Copper and Gold, Inc., Gulfstream Aerospace Corporation and Hollinger International Inc., all of which file reports pursuant to the Exchange Act.

         Mr. Landau (69) has been a Director of the Company since June 1996. Mr. Landau has been a Senior Partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP (previously Lowenthal, Landau, Fischer & Bring, P.C.) for more than the past five years. He has been a Director of Products Corporation since June 1992. Mr. Landau is also a Director of Offitbank Investment Fund, Inc., which files reports pursuant to the Exchange Act.

         Mr. Levin (54) has been a Director of the Company since its formation in 1992 and was a Director of Products Corporation from its formation in 1992 until November 1998. Mr. Levin has been President and Chief Executive Officer and a Director of Sunbeam Corporation since June 1998. Mr. Levin was Chairman and Chief Executive Officer of The Coleman Company, Inc. ("Coleman") from 1997 until April 1998. Mr. Levin was Chairman of the Board of the Company and of Products Corporation from November 1995 until June 1998, Chief Executive Officer of the Company and of Products Corporation from their respective formations in 1992 until 1997 and President of the Company and of Products Corporation from their respective formations in 1992 until November 1995. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. For 15 years prior to joining MacAndrews Holdings, he held various senior executive positions with The Pillsbury Company. Mr. Levin is also a Director of the following corporations which file reports pursuant to the Exchange Act:
Coleman, Ecolab, Inc., Meridian, Sunbeam Corporation and U.S. Bancorp, Inc.

         Ms. Robinson (46) has been a Director of the Company since June 1996. Ms. Robinson has been Chairman of the Board and Chief Executive Officer of Robinson Lerer & Montgomery, LLC, a New York City strategic communications consulting firm, since May 1996. For more than five years prior to May 1996 she was Chairman of the Board and Chief Executive Officer of Robinson Lerer Sawyer Miller Group, or its predecessors. Ms. Robinson is also a Director of VIMRx Pharmaceuticals Inc., which files reports pursuant to the Exchange Act, and is a trustee of Mt. Sinai - New York University Medical Center and Health System and a Director of the New York University School of Medicine Foundation Board.

         Mr. Semel (55) has been a Director of the Company since June 1996. Mr. Semel has been Chairman of the Board and Co-Chief Executive Officer of the Warner Bros. Division of Time Warner Entertainment LP ("Warner Brothers"), Los Angeles, since March 1994 and of Warner Music Group, Los Angeles, since November 1995. For more than ten years prior to that he was President of Warner Brothers or its predecessor, Warner Bros. Inc. Mr. Semel is also a Director of Polo Ralph Lauren Corporation, which files reports pursuant to the Exchange Act.

         Ms. Stewart (57) has been a Director of the Company since June 1996. Ms. Stewart is the Chairman of the Board and Chief Executive Officer of Martha Stewart Living Omnimedia, LLC, New York City. She has been an author, founder of the magazine Martha Stewart Living, creator of a syndicated television series, a syndicated newspaper column and a catalog company, and a lifestyle consultant and lecturer for more than the past five years.

BOARD OF DIRECTORS AND ITS COMMITTEES

         The Board of Directors has an Executive Committee, an Audit Committee and a Compensation and Stock Plan Committee (the "Compensation Committee").

         The Executive Committee consists of Messrs. Perelman, Gittis and Fellows. The Executive Committee may exercise all of the powers and authority of the Board, except as otherwise provided under the Delaware General Corporation Law. The Executive Committee also serves as the Company's nominating committee for Board membership. The Audit Committee, consisting of Mr. Landau, Professor Feldberg and Ms. Robinson, makes recommendations to the Board of Directors regarding the engagement of the Company's independent auditors for ratification by the Company's stockholders, reviews the plan, scope and results of the audit, and reviews with the auditors and management the Company's policies and procedures with respect to internal accounting and financial controls, changes in accounting policy and the scope of the non-audit services which may be performed by the Company's independent auditors, among other things. The Compensation Committee, consisting of Messrs. Gittis, Drapkin, Janklow and Semel, makes recommendations to the Board of Directors regarding compensation and incentive arrangements (including performance-based arrangements) for the Chief Executive Officer, other executive officers, officers and other key managerial employees of the Company. The Compensation Committee also considers and recommends awards pursuant to the Revlon, Inc. 1996 Stock Plan, as amended and restated as of December 17, 1996 (the "Stock Plan"), and administers such plan.

         During 1998, the Board of Directors held four meetings and acted three times by unanimous written consent, the Executive Committee acted four times by unanimous written consent, the Audit Committee held eight meetings and the Compensation Committee held one meeting and acted fourteen times by unanimous written consent. During 1998, all Directors (other than Mr. Janklow) attended 75% or more of the meetings of the Board of Directors and of the Committees of which they were members.

COMPENSATION OF DIRECTORS

         Directors who currently are not receiving compensation as officers or employees of the Company or any of its affiliates are paid an annual retainer fee of $25,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 1998 and the four most highly paid executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of December 31, 1998 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                           SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION (A)

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS

                                                                    OTHER ANNUAL       SECURITIES
  NAME AND PRINCIPAL                    SALARY         BONUS        COMPENSATION       UNDERLYING         ALL OTHER
  POSITION                    YEAR        ($)           ($)              ($)            OPTIONS       COMPENSATION ($)
  --------                    ----        ----          ----             ----           -------       ----------------
  George Fellows              1998   1,800,000        115,000         88,549            170,000            33,181
  President and Chief         1997   1,250,000      1,250,000         22,191            170,000            30,917
  Executive Officer (b)       1996   1,025,000        870,000         15,242            120,000             4,500


  M. Katherine Dwyer          1998     875,000        420,000          9,651             75,000            21,585
  Senior Vice President (c)   1997     500,000        800,000          5,948            125,000            18,377
                              1996     500,000        326,100         90,029             45,000             4,500

  Frank Gehrmann              1998     427,500         80,200          3,343             30,000            17,297
  Executive Vice President
  and Chief Financial
  Officer (d)

  Wade H. Nichols III         1998     555,000         83,600         19,457             40,000            33,195
  Executive Vice President    1997     525,000        274,600         24,215             30,000            23,089
  and General Counsel (e)     1996     500,000        263,100          6,465             30,000             5,953

  William J. Fox              1998     907,500        805,625         58,041            100,000            71,590
  Senior Executive Vice       1997     825,000        772,300         55,159             50,000            71,590
  President (f)               1996     750,000        598,600         50,143             50,000            56,290


(a) The amounts shown in Annual Compensation for 1998, 1997 and 1996 reflect salary, bonus and other annual compensation (including perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. Products Corporation has a bonus plan (the "Executive Bonus Plan") in which executives participate (including the Chief Executive Officer and the other Named Executive Officers other than Mr. Fox (see "--Employment Agreements and Termination of Employment Arrangements")). The Executive Bonus Plan provides for payment of cash compensation upon the achievement of predetermined corporate and/or business unit and individual performance goals during the calendar year established pursuant to the Executive Bonus Plan or by the Compensation Committee. Mr. Gehrmann's compensation is reported for 1998 only because he did not serve as an executive officer of the Company prior to 1998.

(b) The amount shown for Mr. Fellows under Other Annual Compensation for 1998 includes $18,020 in respect of personal use of a Company-provided automobile and $15,445 in respect of membership fees and related expenses for personal use of a health and country club and payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and Company-provided air travel and for taxes on imputed income arising out of premiums paid or reimbursed in respect of life insurance. The amount shown under All Other Compensation for 1998 reflects $13,381 in respect of life insurance premiums, $4,800 in respect of matching contributions under the Revlon Employees' Savings, Profit Sharing and Investment Plan (the "401(k) Plan") and $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees (the "Excess Plan"). The amounts shown under Other Annual Compensation for 1997 and 1996 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and for taxes on imputed income arising out of premiums paid or reimbursed in respect of life insurance. The amount shown under All Other Compensation for 1997 reflects $11,117 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amount shown under All Other Compensation for 1996 reflects matching contributions under the 401(k) Plan.

(c) The amounts shown for Ms. Dwyer under Other Annual Compensation for 1998, 1997 and 1996 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments in respect of gross ups for taxes on imputed income arising out of premiums paid or reimbursed in respect of life insurance, and for 1996 reflects $57,264 in expense reimbursements. The amounts shown under Bonus for 1998 and 1997 include an additional payment of $300,000 in each year pursuant to her employment agreement. The amount shown under All Other Compensation for 1998 reflects $1,785 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amount shown under All Other Compensation for 1997 reflects $2,720 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $10,857 in respect of matching contributions under the Excess Plan. The amount shown under All Other Compensation for 1996 reflects matching contributions under the 401(k) Plan.

(d) Mr. Gehrmann became an executive officer of the Company in January 1998. The amount shown for Mr. Gehrmann under Other Annual Compensation for 1998 reflects payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown under All Other Compensation for 1998 reflects $4,800 in respect of matching contributions under the 401(k) Plan and $12,497 in respect of matching contributions under the Excess Plan.

(e) The amounts shown for Mr. Nichols under Bonus for 1997 and 1996 were deferred pursuant to the Revlon Executive Deferred Compensation Plan (the "Deferred Compensation Plan") pursuant to which eligible executive employees who participate in the Executive Bonus Plan may elect to defer all or a portion of the bonus otherwise payable in respect of a calendar year. The amounts shown under Other Annual Compensation for 1998, 1997 and 1996 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments for taxes on imputed income arising out of premiums paid or reimbursed in respect of life insurance. The amount shown under All Other Compensation for 1998 reflects $9,990 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan, $10,463 in respect of matching contributions under the Excess Plan and $7,942 in respect of above-market earnings on compensation deferred under the Deferred Compensation Plan that were earned but not paid or payable during 1998. The amount shown under All Other Compensation for 1997 reflects $4,252 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan, $11,606 in respect of matching contributions under the Excess Plan and $2,431 in respect of above-market earnings on compensation deferred under the Deferred Compensation Plan that were earned but not paid or payable during 1997. The amount shown under All Other Compensation for 1996 reflects $4,500 in respect of matching contributions under the 401(k) Plan and $1,453 in respect of above-market earnings on compensation deferred under the Deferred Compensation Plan that were earned but not paid or payable during 1996.

(f) Mr. Fox was an executive officer of the Company during 1996, 1997 and 1998 and resigned from the Company effective January 31, 1999. The amounts shown for Mr. Fox under Other Annual Compensation for 1998, 1997 and 1996 reflect payments in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile and payments for taxes on imputed income arising out of premiums paid or reimbursed in respect of life insurance. The amount shown under All Other Compensation for 1998 reflects $51,790 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amount shown under Bonus for 1997 includes an additional payment of $125,000 based upon Mr. Fox's performance. The amount shown under All Other Compensation for 1997 reflects $51,790 in respect of life insurance premiums, $4,800 in respect of matching contributions under the 401(k) Plan and $15,000 in respect of matching contributions under the Excess Plan. The amount shown under All Other Compensation for 1996 reflects $51,790 in respect of life insurance premiums and $4,500 in respect of matching contributions under the 401(k) Plan.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

         During 1998, the following grants of stock options were made pursuant to the Stock Plan to the executive officers named in the Summary Compensation
Table:

                                                     INDIVIDUAL GRANTS                            GRANT
                                                                                                   DATE
                                   ____________________________________________________          VALUE (A)

                                 NUMBER OF         PERCENT OF
                                 SECURITIES      TOTAL OPTIONS     EXERCISE                      GRANT
                                 UNDERLYING        GRANTED TO       OR BASE                       DATE
                                  OPTIONS         EMPLOYEES IN      PRICE       EXPIRATION       PRESENT
    NAME                         GRANTED (#)      FISCAL YEAR       ($/SH)         DATE          VALUE $
    ----                         -----------      --------          ------         ----          -------
    George Fellows                170,000             10%           $34.00       1/07/08       $ 3,475,157
    M. Katherine Dwyer             75,000              4%           $34.00       1/07/08         1,533,158
    Frank J. Gehrmann              30,000              2%           $34.00       1/07/08           613,263
    Wade H. Nichols III            40,000              2%           $34.00       1/07/08           817,684
    William J. Fox                 75,000                           $34.00       1/07/08         1,533,158
                                                      {6%
                                   25,000                           $48.50       6/16/08           725,658


         The grants made during 1998 under the Stock Plan to Messrs. Fellows, Gehrmann and Nichols and Ms. Dwyer were made on January 8, 1998 and consist of non-qualified options having a term of 10 years. The grants made during 1998 under the Stock Plan to Mr. Fox were made on January 8, 1998 (with respect to an option to purchase 75,000 shares of the Company's Class A Common Stock) and June 17, 1998 (with respect to an option to purchase 25,000 shares of the Company's Class A Common Stock) and consist of non-qualified options having a term of 10 years. The options listed in the table vest 25% each year beginning on the first anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date and have an exercise price equal to the NYSE closing price per share of the Class A Common Stock on the grant date, as indicated in the table above. During 1998, the Company also granted an option to purchase 300,000 shares of the Company's Class A Common Stock pursuant to the Stock Plan to Mr. Perelman, the Chairman of the Board of Directors of the Company. The option will vest in full on the fifth anniversary of the grant date and has an exercise price of $50.00, the NYSE closing price per share of the Class A Common Stock on April 27, 1998, the date of the grant.

         (a) Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used the grant date of January 8, 1998 with respect to the options granted on such date and used the grant date of June 17, 1998 with respect to the option granted to Mr. Fox on June 17, 1998. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present
          Values: (i) a risk-free rate of return of 5.46% with respect to the options granted on January 8, 1998 and 5.26% with respect to the option granted to Mr. Fox on June 17, 1998, which were the rates as of the applicable grant dates for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options; (ii) stock price volatility of 55.93% based upon the volatility of the Company's stock price; (iii) a constant dividend rate of zero percent and (iv) that the options normally would be exercised on the final day of their seventh year after grant. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of the Company's stock during the applicable period and upon when they are exercised.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following chart shows the number of stock options exercised during 1998 and the 1998 year-end value of the stock options held by the executive officers named in the Summary Compensation Table:

                                                                                               VALUE OF
                                                              NUMBER OF SECURITIES        UNEXERCISED IN-THE-
                                                             UNDERLYING UNEXERCISED          MONEY OPTIONS
                               SHARES                           OPTIONS AT FISCAL          AT FISCAL YEAR-END
                               ACQUIRED        VALUE              YEAR-END (#)                EXERCISABLE/
NAME                       ON EXERCISE (#)  REALIZED ($)    EXERCISABLE/UNEXERCISABLE     UNEXERCISABLE (A)($)
----                       ---------------  ------------    -------------------------     --------------------
George Fellows                    0              0               42,500/417,500                   0/0
M. Katherine Dwyer                0              0               31,250/213,750                   0/0
Frank J. Gehrmann                 0              0                 8,000/44,000                   0/0
Wade H. Nichols III               0              0                 7,500/92,500                   0/0
William J. Fox                    0              0               12,500/187,500                   0/0


(a) The market value of the underlying shares of Class A Common Stock at year end calculated using $16 3/8, the December 31, 1998 NYSE closing price per share of Class A Common Stock, was less than the exercise price of all stock options listed in the table. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Each of Messrs. Fellows, Nichols and Fox and Ms. Dwyer has entered into an executive employment agreement with the Company's wholly owned subsidiary, Products Corporation. Mr. Fellows' employment agreement, as amended, provides that he will serve as the President and Chief Executive Officer at a base salary of not less than $1,800,000 for 1998 and thereafter, and that management recommend to the Compensation Committee that he be granted options to purchase 170,000 shares of Class A Common Stock each year during the term of the agreement. At any time after January 1, 2001, Products Corporation may terminate the term of Mr. Fellows' agreement by 12 months' prior notice of non-renewal. Ms. Dwyer's employment agreement provides that she will serve as President of Products Corporation's United States Consumer Products business at a base salary of not less than $875,000 per annum for 1998 to be increased as of January 1 of each year by not less than $75,000, and that management recommend to the Compensation Committee that she be granted options to purchase 75,000 shares of Class A Common Stock each year during the term of the agreement. At any time on or after January 1, 2002, Products Corporation may terminate Ms. Dwyer's agreement by 12 months' prior notice of non-renewal. Mr. Nichols' employment agreement with Products Corporation provides that he will serve as Executive Vice President and General Counsel through February 28, 2003 at a base salary of not less than $555,000 and that management will recommend to the Compensation Committee that he be granted options to purchase 40,000 shares of Class A Common Stock each year during the term of the agreement. Mr. Fox's agreement, which was amended effective as of June 1, 1998, provides for an annual base salary of not less than $750,000 and a guaranteed annual bonus of $805,625 through June 30, 2001. All of the agreements currently in effect (other than in the case of Mr. Fox) provide for participation in the Executive Bonus Plan, continuation of life insurance and executive medical insurance coverage in the event of permanent disability and participation in other executive benefit plans on a basis equivalent to senior executives of the Company generally. The agreements with Messrs. Fellows and Nichols and Ms. Dwyer provide for Company-paid supplemental term life insurance during employment in the amount of three times base salary, and all of the agreements currently in effect provide for Company-paid supplemental disability insurance. Mr. Fox's agreement provides that, in lieu of any participation in Company-paid pre-retirement life insurance coverage, through June 30, 2001 Products Corporation will pay premiums and gross ups for taxes thereon in respect of a whole life insurance policy on his life in the amount of $5,000,000 under an arrangement providing for all insurance proceeds to be paid to the designated beneficiary under such policy. The agreements currently in effect, other than Mr. Fox's, provide that in the event of termination of the term of the relevant executive employment agreement by Products Corporation (otherwise than for "cause" as defined in the employment agreements or disability) or by the executive for failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, the executive would be entitled to severance pursuant to and subject to the terms of the Executive Severance Policy (see "--Executive Severance Policy") (or, at his or her election, to continued base salary payments throughout the term). In addition, the employment agreement with Mr. Fellows provides that if he remains continuously employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates (expressed as a straight life annuity) equals $500,000. Upon any earlier retirement with Products Corporation's consent or any earlier termination of employment by Products Corporation otherwise than for "good reason" (as defined in the Executive Severance Policy), Mr. Fellows will be entitled to a reduced annual payment in an amount equal to the product of multiplying $28,540 by the number of anniversaries, as of the date of retirement or termination, of Mr. Fellows' fifty-third birthday (but in no event more than would have been payable to Mr. Fellows under the foregoing provision had he retired at age 60). In each case, Products Corporation reserves the right to treat Mr. Fellows as having deferred payment of pension for purposes of computing such supplemental payments.

EXECUTIVE SEVERANCE POLICY

         Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including the Chief Executive Officer and the other Named Executive Officers (other than Mr. Fox) other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the execution of a release and confidentiality agreement and the Company's standard employee non-competition agreement, the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth therein, Messrs. Fellows, Gehrmann and Nichols and Ms. Dwyer would be entitled to severance pay equal to two years of base salary at the rate in effect on the date of employment termination plus continued participation in the medical and dental plans for two years on the same terms as active employees.

DEFINED BENEFIT PLANS

         The following table shows the estimated annual retirement benefits payable (as of December 31, 1998) at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, under the Revlon Employees' Retirement Plan (the "Retirement Plan"), including amounts attributable to the Pension Equalization Plan, each as described below.

  HIGHEST CONSECUTIVE FIVE-YEAR            ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT WITH
  AVERAGE COMPENSATION DURING FINAL                     INDICATED YEARS OF CREDITED SERVICE (a)
  TEN YEARS
-----------------------------------    ---------------------------------------------------------------------------------
                                      15                20                 25                30               35
                                ---------------- ------------------ ----------------- ------------------ --------------
          $ 600,000                 $151,881          $202,508           $253,135          $303,762         $303,762
            700,000                  177,881           237,175           296,468            355,762          355,762
            800,000                  203,881           271,841           339,802            407,762          407,762
            900,000                  229,881           306,508           383,135            459,762          459,762
          1,000,000                  255,881           341,175           426,468            500,000          500,000
          1,100,000                  281,881           375,841           469,802            500,000          500,000
          1,200,000                  307,881           410,508           500,000            500,000          500,000
          1,300,000                  333,881           445,175           500,000            500,000          500,000
          1,400,000                  359,881           479,841           500,000            500,000          500,000
          1,500,000                  385,881           500,000           500,000            500,000          500,000
          2,000,000                  500,000           500,000           500,000            500,000          500,000
          2,500,000                  500,000           500,000           500,000            500,000          500,000

(a) The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

         The Retirement Plan is intended to be a tax qualified defined benefit plan. Retirement Plan benefits are a function of service and final average compensation. The Retirement Plan is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with the Company or a subsidiary prior to retirement. The base salaries and bonuses of each of the Chief Executive Officer and the other Named Executive Officers are set forth in the Summary Compensation Table under columns entitled "Salary" and "Bonus," respectively.

         The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended effective December 14, 1998, is a non-qualified benefit arrangement designed to provide for the payment by the Company of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her non-competition agreement and on the participant not competing with Products Corporation for one year after termination of employment.

         The number of years of credited service under the Retirement Plan and the Pension Equalization Plan as of January 1, 1999 (rounded to full years) for Mr. Fellows is ten years (which includes credit for prior service with Holdings), for Ms. Dwyer is five years, for Mr. Gehrmann is 5 five years, for Mr. Nichols is 20 years (which includes credit for prior service with Holdings) and for Mr. Fox is 15 years (which includes credit for prior service with MacAndrews Holdings).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 31, 1999 the number of shares of Common Stock beneficially owned, and the percent so owned, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) the Chief Executive Officer during 1998 and each of the other Named Executive Officers during 1998 and (iv) all directors and executive officers of the Company as a group. The number of shares owned are those beneficially owned, as determined under the rules of the Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

  NAME AND ADDRESS                                  AMOUNT AND NATURE OF            PERCENT OF
  OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP               CLASS
  -------------------                               --------------------               -----
  Ronald O. Perelman                     42,500,000 (Class A and Class B) (1)           83.0%
  35 E. 62nd St.
  New York, NY 10021
  Donald Drapkin                         12,000 (Class A)(2)                              *
  M. Katherine Dwyer                     130,173 (Class A)(3)                             *
  Irwin Engelman                         10,000 (Class A) (4)                             *
  Meyer Feldberg                         0
  George Fellows                         256,388 (Class A)(5)                            1.3%
  William J. Fox                         104,702 (Class A)(6)                             *
  Frank Gehrmann                         24,798 (Class A)(7)                              *
  Howard Gittis                          15,000 (Class A)                                 *
  Morton L. Janklow                      0
  Vernon E. Jordan                       0
  Henry A. Kissinger                     0
  Edward J. Landau                       100                                              *
  Jerry W. Levin                         323,989 (Class A)(8)                            1.6%
  Wade H. Nichols III                    61,404 (Class A)(9)                              *
  Linda Gosden Robinson                  0
  Terry Semel                            5,000 (Class A)(10)                              *
  Martha Stewart                         1,000(11)                                        *
  FMR Corp.                              1,561,500 (Class A)(12)                         7.8%
  82 Devonshire Street
  Boston, MA 02109
  All Directors and Executive Officers   12,196,250 (Class A)(13)                       61.0%
  as a Group                             31,250,000 (Class B)                          100.0%
  (19 Persons)

*Less than one percent.

(1) Mr. Perelman through Mafco Holdings (which through REV Holdings) beneficially owns 11,250,000 shares of Class A Common Stock (representing approximately 56.3% of the outstanding shares of Class A Common Stock) and all of the outstanding 31,250,000 shares of Class B Common Stock, which together represent approximately 83.0% of the outstanding shares of Common Stock and has approximately 97.4% of the combined voting power of the outstanding shares of Common Stock. All of the shares of Common

         Stock owned by REV Holdings are pledged by REV Holdings to secure obligations, and shares of intermediate holding companies are or may from time to time be pledged to secure obligations of Mafco Holdings or its affiliates.
(2) All of such shares are held by trusts for Mr. Drapkin's children and beneficial ownership is disclaimed.
(3) Includes 3,000 shares held directly; 306 shares acquired pursuant to the Company matching under the 401(k) Plan; 617 shares that Ms. Dwyer has the right to receive pursuant to the Company matching under the Excess Plan; 31,250, 31,250 and 18,750 shares which may be acquired under options which vested on January 9, 1998, January 9, 1999 and January 8, 1999, respectively; and 45,000 shares which may be acquired under options which vest on February 28, 1999.
(4)      Includes 10,000 shares owned jointly by Mr. Engelman's wife.
(5) Includes 8,000 shares held directly; 226 shares acquired pursuant to the Company matching under the 401(k) Plan; 662 shares that Mr. Fellows has the right to receive pursuant to the Company matching under the Excess Plan; 42,500, 42,500 and 42,500 shares which may be acquired under options which vested on January 9, 1998, January 9, 1999 and January 8, 1999, respectively; and 120,000 shares which may be acquired under options which vest on February 28, 1999.
(6) Includes 5,800 shares owned by Mr. Fox's wife and 4,200 shares owned by his children as to which beneficial ownership is disclaimed; 227 shares acquired pursuant to the Company matching under the 401(k) Plan; 725 shares that Mr. Fox has the right to receive pursuant to the Company matching under the Excess Plan; 12,500, 12,500 and 18,750 shares which may be acquired under options which vested on January 9, 1998, January 9, 1999 and January 8, 1999, respectively; and 50,000 shares which may be acquired under options which vest on February 28, 1999.
(7) Includes 3,000 shares owned jointly by Mr. Gehrmann's wife; 327 shares acquired pursuant to the Company matching under the 401(k) Plan; 471 shares that Mr. Gehrmann has the right to receive pursuant to the Company matching under the Excess Plan; 2,500, 2,500, 3,000, 3,000 and 7,500 shares which may be acquired under options which vested on February 28, 1997, February 28, 1998, January 9, 1998, January 9, 1999 and January 8, 1999, respectively; and 2,500 shares which may be acquired under options which vest on February 28, 1999.
(8) Includes 25,000 shares held directly by Mr. Levin, a director of the Company at January 31, 1999; 1,000 shares owned by Mr. Levin's daughter as to which beneficial ownership is disclaimed; 129 shares acquired pursuant to the Company matching under the 401(k) Plan; 360 shares that Mr. Levin has the right to receive pursuant to the Company matching under the Excess Plan; 42,500, 42,500 and 42,500 shares which may be acquired under options which vested on January 9, 1998, January 9, 1999 and January 8, 1999, respectively; and 170,000 shares which may be acquired under options which vest on February 28, 1999.
(9) Includes 5,400 shares held directly; 298 shares acquired pursuant to the Company matching under the 401(k) Plan; 705 shares that Mr. Nichols has the right to receive pursuant to the Company matching under the Excess Plan; 7,500, 7,500 and 10,000 shares which may be acquired under options which vested on January 9, 1998, January 9, 1999 and January 8, 1999, respectively; and 30,000 shares which may be acquired under options which vest on February 28, 1999.
(10) Includes 2,000 shares owned by Mr. Semel's children as to which beneficial ownership is disclaimed and 3,000 shares owned jointly by Mr. Semel's wife.
(11) Includes 500 shares owned directly and 500 shares owned indirectly by the Martha Stewart Inc. Defined Benefit Pension Plan.
(12) Based upon a Schedule 13G filed by FMR Corp. in February 1999, FMR Corp. has sole voting power as to 550 shares and sole dispositive power as to all 1,561,500 shares.
(13) Includes 1,697 shares owned by one executive officer not listed in the table. Included in this share number for such executive officer are 750 shares which may be acquired under options which vested on July 16, 1998, 750 shares which may be acquired under options which vested on January 8, 1999, and 197 shares acquired pursuant to the Company matching under the 401(k) Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         MacAndrews & Forbes beneficially owns shares of Common Stock having approximately 97.4% of the combined voting power of the outstanding shares of Common Stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of the Company and control the vote on all matters submitted to a vote of the Company's stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, who is Chairman of the Board of Directors of the Company.

TRANSFER AGREEMENTS

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Holdings retained certain small brands that historically had not been profitable. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1998 was $0.6 million.

OPERATING SERVICES AGREEMENT

         In June 1992, Revlon, Inc., Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation has manufactured, marketed, distributed, warehoused and administered, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation was reimbursed an amount equal to all of its and Revlon, Inc.'s direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amount due from Holdings to Products Corporation for such direct and indirect costs for 1998 plus a fee equal to 5% of the net sales of the Retained Brands was $0.9 million, which amount was offset against certain notes payable to Holdings.

REIMBURSEMENT AGREEMENTS

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amount reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1998 was $3.1 million, $0.2 million of which was offset against certain notes payable to Holdings. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

TAX SHARING AGREEMENT

         Revlon, Inc., for federal income tax purposes, is included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s federal taxable income and loss is included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, Revlon, Inc. and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. or a subsidiary of Revlon, Inc. is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Revlon, Inc. will pay to Holdings amounts equal to the taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Revlon, Inc.), except that Revlon, Inc. will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Revlon, Inc. against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments in respect of federal taxes made by Revlon, Inc. pursuant to the Tax Sharing Agreement for 1998.

REGISTRATION RIGHTS AGREEMENT

         Prior to the consummation of the Revlon IPO, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of the Class A Common Stock owned by such Holders and the Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders under the Securities Act of 1933, as amended (the "Securities Act") (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders.

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation was responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 million (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1998 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation's now discontinued retail operation. During 1998, Products Corporation provided certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation paid on behalf of Holdings costs associated with the Edison facility and was reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 1998 was $0.5 million.

         On February 2, 1998, Revlon Escrow issued and sold in a private placement $650 million aggregate principal amount of 8 5/8% Notes and $250 million aggregate principal amount of 8 1/8% Notes, with the net proceeds deposited into escrow. The proceeds from the sale of the Notes were used to finance the redemption of Products Corporation's $555 million aggregate principal amount of Senior Subordinated Notes and $260 million aggregate principal amount of Senior Notes. Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture, and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture. A nationally recognized investment banking firm rendered its written opinion that the Assumption, upon consummation of the redemptions of the Old Notes, and the subsequent release from escrow to Products Corporation of any remaining net proceeds from the sale of the Notes are fair from a financial standpoint to Products Corporation under the indenture governing Products Corporation's 1999 Notes.

         During 1998, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London and, during the first half of 1998, Hong Kong. The rent paid to Products Corporation for 1998 was $2.9 million.

         During 1998, approximately $5.7 million due to Products Corporation from Holdings was offset against certain notes payable to Holdings.

         Products Corporation's Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, (i) the capital stock and certain assets of certain subsidiaries of Holdings and (ii) until the disposition of the Edison facility in August 1998, a mortgage on the Edison facility.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1998. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facilities in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1998 was $0.8 million.

         During 1998, the Company made advances of $0.25 million and $0.3 million to Mr. Fellows and Ms. Dwyer, respectively. During 1998, the Company made an advance of $0.4 million to Mr. Levin, which advance was repaid in January 1999.

         During 1998, Products Corporation purchased products from a company that was an affiliate of the Company during part of 1998, for which it paid approximately $0.4 million.

         Prior to 1998, Products Corporation provided licensing services to a company that was an affiliate of the Company during part of 1998. In connection with the termination of the licensing arrangement and its agreement to provide consulting services during 1998, Products Corporation received payments of $2.0 million in 1998 and is entitled to receive an additional $1.0 million in 1999.

         During 1998, a company that was an affiliate of the Company during 1998 assembled lipstick cases for Products Corporation. Products Corporation paid approximately $1.1 million for such services in 1998.

         The law firm of which Mr. Jordan is a senior partner provided legal services to Revlon, Inc. and its subsidiaries during 1998, and it is anticipated that it will provide legal services to Revlon, Inc. and its subsidiaries during 1999.

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
         (3)      List of Exhibits:

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

3.       CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1 Amended and Restated Certificate of Incorporation of Revlon, Inc. dated March 4, 1996. (Incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 of Revlon, Inc.).

3.2 Amended and Restated By-Laws of Revlon, Inc. dated January 30, 1997 (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 of Revlon, Inc. (the "Revlon 1996 10-K")).

4.       INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

4.1 Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes Indenture"). (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998 (File No. 333-47875) (the "Products Corporation 1998 Form S-1")).

4.2 Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 5/8% Senior Notes Due 2006 (the "8 5/8% Senior Subordinated Notes Indenture"). (Incorporated by reference to Exhibit 4.3 to the Products Corporation 1998 Form S-1).

4.3 First Supplemental Indenture, dated April 1, 1998, among Revlon Escrow, and the Trustee, amending the 8 1/8% Senior Notes Indenture. (Incorporated by reference to Exhibit 4.2 to the Products Corporation 1998 Form S-1).

4.4 First Supplemental Indenture, dated March 4, 1998, among Revlon Escrow, and the Trustee, amending the 8 5/8% Senior Subordinated Notes Indenture. (Incorporated by reference to Exhibit 4.4 to the Products Corporation 1998 Form S-1).

4.5 Indenture, dated as of November 6, 1998, between and U.S. Bank Trust National Association, as Trustee, relating to Products Corporation's 9% Senior Notes due 2006. (Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 of Revlon, Inc. (the "Revlon 1998 Second Quarter Form 10-Q")).

4.6 Indenture dated as of June 1, 1993, between Products Corporation and NationsBank of Georgia, National Association, as Trustee, relating to Products Corporation's 9 1/2% Senior Notes Due 1999. (Incorporated by reference to Exhibit 4.31 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 of Products Corporation).

4.7 Third Amended and Restated Credit Agreement dated as of June 30, 1997, between Pacific Finance & Development Corp. and the Long-Term Credit Bank of Japan, Ltd. (the "Yen Credit

         Agreement") (Incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 of Revlon, Inc.).

4.8 First Amendment to the Yen Credit Agreement dated as of December 10, 1998 (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Products Corporation filed with the Commission on December 18, 1998, File No. 33-69213 (the "Products Corporation 1998 S-4")).

4.9 Amended and Restated Credit Agreement, dated as of May 30, 1997, among Products Corporation, The Chase Manhattan Bank, Citibank N.A., Lehman Commercial Paper Inc., Chase Securities Inc. and the lenders party thereto (the "Credit Agreement"). (Incorporated by reference to Exhibit 4.23 to Amendment No. 2 to the Form S-1 of Revlon Worldwide (Parent) Corporation, filed with the Securities and Exchange Commission on June 26, 1997, File No. 33-23451).

4.10 First Amendment, dated as of January 29, 1998, to the Credit Agreement (Incorporated by reference to Exhibit 4.8 to the Annual Report for the year ended December 31, 1997 of Revlon, Inc. (the "Revlon 1997 10-K")).

4.11 Second Amendment, dated as of November 6, 1998, to the Credit Agreement (Incorporated by reference to Exhibit 4.12 to the Revlon 1998 Second Quarter Form 10-Q).

4.12 Third Amendment, dated as of December 23, 1998, to the Credit Agreement (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Products Corporation 1998 Form S-4 as filed with the Securities and Exchange Commission on January 22, 1999, File No. 33-69213).

10.      MATERIAL CONTRACTS.

10.1 Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, National Health Care Group, Inc., Charles of the Ritz Group Ltd., Products Corporation and Revlon, Inc. (Incorporated by reference to
         Exhibit 10.1 to the Amendment No. 1 to the Revlon Form S-1 filed with the Securities and Exchange Commission on June 29, 1992, File No. 33-47100 (the "Revlon 1992 Amendment No. 1").

10.2 Tax Sharing Agreement, dated as of June 24, 1992, among Mafco Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (the "Tax Sharing Agreement"). (Incorporated by reference to Exhibit 10.5 to the Revlon 1992 Amendment No. 1).

10.3 First Amendment, dated as of February 28, 1995, to the Tax Sharing Agreement. (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Products Corporation).

10.4 Second Amendment, dated as of January 1, 1997, to the Tax Sharing Agreement. (Incorporated by reference to Exhibit 10.7 to the Revlon 1996 10-K).

10.5 Second Amended and Restated Operating Services Agreement by and among Holdings, Revlon, Inc. and Products Corporation, as of January 1, 1996 (the "Operating Services Agreement"). (Incorporated by reference to
         Exhibit 10.8 to the Revlon 1996 10-K).

10.6 Amendment to the Operating Services Agreement, dated as of July 1, 1997 (Incorporated by reference to Exhibit 10.10 to the Revlon 1997 10-K).

10.7 Employment Agreement dated as of January 1, 1997 between Products Corporation and George Fellows (the "Fellows Employment Agreement") (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 of Revlon, Inc.).

*10.8    Amendment, effective January 1, 1997, to the Fellows Employment
         Agreement.

10.9 Employment Agreement dated as of January 1, 1996 between Products Corporation and William J. Fox (the "Fox Employment Agreement") (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1995 of Products Corporation).

10.10 Amendment, effective January 1, 1997, to the Fox Employment Agreement (Incorporated by reference to the Revlon 1998 Second Quarter Form 10-Q).

10.11 Employment Agreement dated as of January 1, 1998 between Products Corporation and M. Katherine Dwyer (the "Dwyer Employment Agreement") (Incorporated by reference to Exhibit 10.17 to the Revlon 1997 10-K).

*10.12   Amendment, effective January 1, 1998 to the Dwyer Employment
         Agreement.

*10.13 Employment Agreement dated as of January 1, 1998 between Products Corporation and Wade H. Nichols III (the "Nichols Employment Agreement").

*10.14   Amendment, effective January 1, 1998 to the Nichols Employment
         Agreement.

*10.15 Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998.

10.16 Executive Supplemental Medical Expense Plan Summary dated July 1991. (Incorporated by reference to Exhibit 10.18 to the Form S-1 of Revlon, Inc. filed with the Securities and Exchange Commission on May 22, 1992, File No. 33-47100 (the "Revlon 1992 Form S-1")).

10.17 Description of Post Retirement Life Insurance Program for Key Executives. (Incorporated by reference to Exhibit 10.19 to the Revlon 1992 Form S-1).

10.18 Benefit Plans Assumption Agreement dated as of July 1, 1992, by and among Holdings, Revlon, Inc. and Products Corporation. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation).

10.19 Revlon Executive Bonus Plan effective January 1, 1997. (Incorporated by reference to Exhibit 10.20 to the Revlon 1996 10-K).

10.20 Revlon Executive Deferred Compensation Plan, amended as of October 15, 1993. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1993 of Products Corporation).

10.21 Revlon Executive Severance Policy effective January 1, 1996. (Incorporated by reference to Exhibit 10.23 to the Amendment No. 3 to the Revlon 1995 Form S-1 filed with the Securities and Exchange Commission on February 5, 1996).

10.22 Revlon, Inc. 1996 Stock Plan, amended and restated as of December 17, 1996. (Incorporated by reference to Exhibit 10.23 to the Revlon 1996 10-K).

21.      SUBSIDIARIES.

*21.1    Subsidiaries of the Registrant.

24.      POWERS OF ATTORNEY.

*24.1    Power of Attorney of Ronald O. Perelman.

*24.2    Power of Attorney of Donald G. Drapkin.

*24.3    Power of Attorney of Irwin Engelman.

*24.4    Power of Attorney of Meyer Feldberg.

*24.5    Power of Attorney of William J. Fox.

*24.6    Power of Attorney of Howard Gittis.

*24.7    Power of Attorney of Morton L. Janklow.

*24.8    Power of Attorney of Vernon E. Jordan, Jr., Esq.

*24.9    Power of Attorney of Henry A. Kissinger.

*24.10   Power of Attorney of Edward J. Landau, Esq.

*24.11   Power of Attorney of Jerry W. Levin.

*24.12   Power of Attorney of Linda Gosden Robinson.

*24.13   Power of Attorney of Terry Semel.

*24.14   Power of Attorney of Martha Stewart.

27.      Financial Data Schedule.

--------------------

* Filed herewith.

(b)      Reports on Form 8-K

         On December 11, 1998, Revlon, Inc. filed a report on Form 8-K relating to the announcement that its subsidiary, Products Corporation, disposed of its entire equity interest in Cosmetic Center.

                         REVLON, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report...............................................................................F-2

AUDITED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................F-3
    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998......................................................................F-4
    Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss for each of the years in the three-year period ended December 31, 1998......................................................F-5
    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998.....................................................................F-6
    Notes to Consolidated Financial Statements.............................................................F-7

FINANCIAL STATEMENT SCHEDULE:

    Schedule II--Valuation and Qualifying Accounts.........................................................F-34


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG LLP

New York, New York
January 25, 1999

                          REVLON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,    DECEMBER 31,
                                 ASSETS                                       1998            1997
                                                                         -------------- --------------
Current assets:
 Cash and cash equivalents..............................................    $   34.7        $   37.4
 Trade receivables, less allowances of $28.5 and $25.9, respectively. ..       536.0           492.5
 Inventories............................................................       264.1           260.7
 Prepaid expenses and other.............................................        69.9            94.4
                                                                         -------------- --------------
  Total current assets..................................................       904.7           885.0
Property, plant and equipment, net......................................       378.9           364.0
Other assets............................................................       173.5           142.7
Intangible assets, net..................................................       372.9           319.2
Net assets of discontinued operations...................................          --            45.1
                                                                         -------------- --------------
  Total assets..........................................................    $1,830.0        $1,756.0
                                                                         ============== ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
 Short-term borrowings-third parties....................................    $   27.9        $   42.7
 Current portion of long-term debt-third parties........................         6.0             5.5
 Accounts payable.......................................................       134.8           178.8
 Accrued expenses and other.............................................       389.7           356.0
                                                                         -------------- --------------
  Total current liabilities.............................................       558.4           583.0
Long-term debt-third parties ...........................................     1,629.9         1,388.8
Long-term debt-affiliates...............................................        24.1            30.9
Other long-term liabilities.............................................       265.6           211.8
Stockholders' deficiency:
 Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 546 shares of Series A Preferred Stock issued and
  outstanding...........................................................        54.6            54.6
 Class B Common Stock, par value $.01 per share; 200,000,000 shares
  authorized, 31,250,000 issued and outstanding.........................         0.3             0.3
 Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,986,771 and 19,886,575 issued and outstanding,
  respectively..........................................................         0.2             0.2
 Capital deficiency.....................................................      (228.5)         (231.1)
 Accumulated deficit since June 24, 1992................................      (402.0)         (258.8)
 Accumulated other comprehensive loss...................................       (72.6)          (23.7)
                                                                         -------------- --------------
  Total stockholders' deficiency........................................      (648.0)         (458.5)
                                                                         -------------- --------------
  Total liabilities and stockholders' deficiency........................    $1,830.0        $1,756.0
                                                                         ============== ==============


         See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1998         1997          1996
                                                     ------------ ------------  ------------
Net sales...........................................  $   2,252.2  $   2,238.6   $   2,092.1
Cost of sales.......................................        765.7        743.1         688.9
                                                     ------------ ------------  ------------
 Gross profit.......................................      1,486.5      1,495.5       1,403.2
Selling, general and administrative expenses .......      1,328.8      1,277.0       1,204.0
Business consolidation costs and other, net ........         33.1          3.6            --
                                                     ------------ ------------  ------------
 Operating income ..................................        124.6        214.9         199.2
                                                     ------------ ------------  ------------
Other expenses (income):
 Interest expense...................................        137.9        133.7         133.4
 Interest income....................................         (5.2)        (4.2)         (4.4)
 Amortization of debt issuance costs................          5.1          6.6           8.3
 Foreign currency losses, net.......................          4.6          6.4           5.7
 Miscellaneous, net.................................          4.5          5.3           6.3
                                                     ------------ ------------  ------------
  Other expenses, net...............................        146.9        147.8         149.3
                                                     ------------ ------------  ------------
(Loss) income from continuing operations before
 income taxes.......................................        (22.3)        67.1          49.9
Provision for income taxes..........................          5.0          9.3          25.5
                                                     ------------ ------------  ------------
(Loss) income from continuing operations............        (27.3)        57.8          24.4
(Loss) income from discontinued operations .........        (16.5)         0.7           0.4
Loss from disposal of discontinued operations ......        (47.7)          --            --
Extraordinary items-early extinguishments of debt ..        (51.7)       (14.9)         (6.6)
                                                     ------------ ------------  ------------
Net (loss) income ..................................  $    (143.2) $      43.6   $      18.2
                                                     ============ ============  ============
Basic (loss) income per common share:
 (Loss) income from continuing operations  .........  $     (0.53) $      1.13   $      0.49
 (Loss) income from discontinued operations  .......        (1.26)        0.01          0.01
 Extraordinary items ...............................        (1.01)       (0.29)        (0.13)
                                                     ------------ ------------  ------------
 Net (loss) income per common share ................  $     (2.80) $      0.85   $      0.37
                                                     ============ ============  ============
Diluted (loss) income per common share:
 (Loss) income from continuing operations  .........  $     (0.53) $      1.13   $      0.49
 (Loss) income from discontinued operations  .......        (1.26)        0.01          0.01
 Extraordinary items ...............................        (1.01)       (0.29)        (0.13)
                                                     ------------ ------------  ------------
 Net (loss) income per common share ................  $     (2.80) $      0.85   $      0.37
                                                     ============ ============  ============
Weighted average number of common shares
 outstanding:
 Basic .............................................   51,217,997   51,131,440    49,687,500
                                                     ============ ============  ============
 Dilutive ..........................................   51,217,997   51,544,318    49,818,792
                                                     ============ ============  ============


         See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)

                                                                                      ACCUMULATED
                                                                                         OTHER            TOTAL
                                   PREFERRED    COMMON     CAPITAL     ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'
                                     STOCK      STOCK    DEFICIENCY    DEFICIT (a)      LOSS (b)       DEFICIENCY
                                  ----------- --------  ------------ -------------  --------------- ---------------
Balance, January 1, 1996.........    $54.6       $0.4      $(414.7)      $(320.6)       $ (22.0)         $(702.3)
 Net proceeds from initial
  public offering................                 0.1        187.7                                         187.8
 Net capital distribution........                             (0.5)(c)                                      (0.5)
 Acquisition of business.........                             (4.1)(d)                                      (4.1)
 Comprehensive income:
  Net income.....................                                           18.2                            18.2
  Adjustment for minimum pension
   liability.....................                                                           4.6              4.6
  Currency translation
   adjustment....................                                                          (0.8)(e)         (0.8)
                                                                                                    ---------------
 Total comprehensive income .....                                                                           22.0
                                  ----------- --------  ------------ -------------  --------------- ---------------
Balance, December 31, 1996 ......     54.6        0.5       (231.6)       (302.4)         (18.2)          (497.1)
 Issuance of common stock........                              0.2                                           0.2
 Net capital contribution........                              0.3 (c)                                       0.3
 Comprehensive income:
  Net income.....................                                           43.6                            43.6
  Adjustment for minimum pension
   liability.....................                                                           7.9              7.9
  Currency translation
   adjustment....................                                                         (13.4)           (13.4)
                                                                                                    ---------------
 Total comprehensive income .....                                                                           38.1
                                  ----------- --------  ------------ -------------  --------------- ---------------
Balance, December 31, 1997 ......     54.6        0.5       (231.1)       (258.8)         (23.7)          (458.5)
 Issuance of common stock........                              2.6                                           2.6
 Comprehensive loss:
  Net loss.......................                                         (143.2)                         (143.2)
  Adjustment for minimum pension
   liability.....................                                                         (28.0)           (28.0)
  Revaluation of marketable
   securities....................                                                          (3.0)            (3.0)
  Currency translation
   adjustment....................                                                         (17.9)(f)        (17.9)
                                                                                                    ---------------
 Total comprehensive loss........                                                                         (192.1)
                                  ----------- --------  ------------ -------------  --------------- ---------------
Balance, December 31, 1998 ......    $54.6       $0.5      $(228.5)      $(402.0)       $ (72.6)         $(648.0)
                                  =========== ========  ============ =============  =============== ===============

------------
(a) Represents net loss since June 24, 1992, the effective date of the transfer agreements referred to in Note 16.
(b) Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.0 for 1998, currency translation adjustments of $37.1, $19.2 and $5.8 for 1998, 1997 and 1996,
       respectively, and adjustments for the minimum pension liability of $32.5, $4.5 and $12.4 for 1998, 1997 and 1996, respectively.
(c) Represents changes in capital from the acquisition of the Bill Blass business (See Note 16).
(d) Represents amounts paid to Revlon Holdings Inc. for the Tarlow Advertising Division (Tarlow) (See Note 16).
(e) Includes $2.1 of gains related to the Company's simplification of its corporate structure outside the United States.
(f) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain assets outside the United States.

         See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                            1998       1997       1996
                                                             ----------- ---------  ---------
Net (loss) income...........................................  $   (143.2)  $  43.6   $  18.2
Adjustments to reconcile net (loss) income to net cash
 (used for) provided by operating activities:
 Depreciation and amortization..............................      111.3       99.7      88.7
 Loss (income) from discontinued operations.................       64.2       (0.7)     (0.4)
 Extraordinary items........................................       51.7       14.9       6.6
 Gain on sale of certain assets, net........................       (8.4)      (4.4)       --
 Change in assets and liabilities:
  Increase in trade receivables.............................      (43.0)     (70.0)    (67.7)
  Increase in inventories...................................       (4.6)     (16.9)     (2.7)
  (Increase) decrease in prepaid expenses and other current
   assets...................................................      (11.4)       0.4      (7.2)
  (Decrease) increase in accounts payable...................      (49.2)      17.9       9.4
  Increase (decrease) in accrued expenses and other current
   liabilities..............................................       52.5       (2.8)    (10.0)
  Other, net................................................      (71.4)     (73.0)    (45.2)
                                                             ----------- ---------  ---------
Net cash (used for) provided by operating activities .......      (51.5)       8.7     (10.3)
                                                             ----------- ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................      (60.8)     (52.3)    (54.7)
Acquisition of businesses, net of cash acquired.............      (57.6)     (40.5)     (7.1)
Proceeds from the sale of certain assets....................       27.4        8.5        --
                                                             ----------- ---------  ---------
Net cash used for investing activities......................      (91.0)     (84.3)    (61.8)
                                                             ----------- ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings -third
 parties....................................................      (16.3)      18.0       5.8
Proceeds from the issuance of long-term debt -third
 parties....................................................    1,469.1      760.2     266.4
Repayment of long-term debt -third parties..................   (1,270.9)    (690.2)   (366.6)
Net proceeds from issuance of common stock..................        1.1        0.2     187.8
Net contribution from (distribution to) parent..............         --        0.3      (0.5)
Proceeds from the issuance of debt-affiliates...............      105.9      120.7     115.0
Repayment of debt-affiliates................................     (105.9)    (120.2)   (115.0)
Acquisition of business from affiliate......................         --         --      (4.1)
Payment of debt issuance costs..............................      (23.9)      (4.1)    (10.9)
                                                             ----------- ---------  ---------
Net cash provided by financing activities...................      159.1       84.9      77.9
                                                             ----------- ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents................................................       (2.0)      (3.6)     (0.9)
                                                             ----------- ---------  ---------
Net cash used by discontinued operations....................      (17.3)      (3.4)     (2.7)
                                                             ----------- ---------  ---------
 Net (decrease) increase in cash and cash equivalents ......       (2.7)       2.3       2.2
 Cash and cash equivalents at beginning of period ..........       37.4       35.1      32.9
                                                             ----------- ---------  ---------
 Cash and cash equivalents at end of period.................  $    34.7    $  37.4   $  35.1
                                                             =========== =========  =========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest .................................................  $   133.4    $ 139.6   $ 139.0
  Income taxes, net of refunds..............................       10.9       10.5      15.4
Supplemental schedule of noncash investing activities:
 In connection with business acquisitions, liabilities were
  assumed (including minority interest and discontinued
  operations) as follows:
  Fair value of assets acquired.............................  $    74.5    $ 132.7   $   9.7
  Cash paid.................................................      (57.6)     (64.5)     (7.2)
                                                             ----------- ---------  ---------
  Liabilities assumed.......................................  $    16.9    $  68.2   $   2.5
                                                             =========== =========  =========


         See Accompanying Notes to Consolidated Financial Statements.

                         REVLON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         Revlon, Inc. (the "Company") is a holding company, formed in April 1992, that conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company operates in a single segment with many different products, which include an extensive array of glamorous, exciting and innovative cosmetic and skin care, fragrance and personal care products, and professional products (products for use in and resale by professional salons). In the United States and increasingly in international markets, the Company's products are sold principally in the self-select distribution channel. The Company also sells certain products in the demonstrator-assisted distribution channel, sells consumer and professional products to United States military exchanges and commissaries and has a licensing group. Outside the United States, the Company also sells such consumer products through department stores and specialty stores, such as perfumeries.

         Products Corporation was formed in April 1992 and, on June 24, 1992, succeeded to assets and liabilities of the cosmetic and skin care, fragrance and personal care products business of its then parent company whose name was changed from Revlon, Inc. to Revlon Holdings Inc. ("Holdings"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company's business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Through December 31, 1998, the Company has essentially had no business operations of its own and its only material asset has been all of the outstanding capital stock of Products Corporation. As such, its net (loss) income has historically consisted predominantly of its equity in the net (loss) income of Products Corporation and in 1998, 1997 and 1996 included approximately $1.5, $1.2 and $0.8, respectively, in expenses incidental to being a public holding company.

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

         Although the Retained Brands were not transferred to the Company when the cosmetic and skin care, fragrance and personal care products business of Holdings was transferred to Products Corporation, Products Corporation's bank lenders required that all assets and liabilities relating to such Retained Brands existing on the date of transfer (June 24, 1992), other than the brand names themselves and certain other intangible assets, be transferred to Products Corporation. Any assets and liabilities that had not been disposed of or satisfied by December 31 of the applicable year have been reflected in the Company's consolidated financial position as of such dates. However, any new assets or liabilities generated by such Retained Brands since the transfer date and any income or loss associated with inventory that has been transferred to Products Corporation relating to such Retained Brands have been and will be for the account of Holdings. In addition, certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 1998 and 1997, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $25.9, of which $7.5 is included in accrued expenses and other and $18.4 is included in other long-term liabilities as of both dates.

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

PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS:

         Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 40 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 17 years; and office furniture and fixtures and capitalized software, 2 to 12 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

         During 1998, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain development costs of software to be used internally. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

         Included in other assets are permanent displays amounting to approximately $129.0 and $107.7 (net of amortization) as of December 31, 1998 and 1997, respectively, which are amortized over 3 to 5 years. In addition, the Company has included in other assets charges related to the issuance of its debt instruments amounting to approximately $23.6 and $20.5 (net of amortization) as of December 31, 1998 and 1997, respectively, which are amortized over the term of the debt instruments.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

         Intangible assets related to businesses acquired principally represent goodwill, the majority of which is being amortized on a straight-line basis over 40 years. The Company evaluates, when circumstances warrant, the recoverability of its intangible assets on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans. Accumulated amortization aggregated $115.6 and $104.2 at December 31, 1998 and 1997, respectively.

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

         The Company accounts for benefits such as severance, disability and health insurance provided to former employees prior to their retirement, if estimable, on a terminal basis in accordance with the provisions of SFAS No.5, "Accounting for Contingencies," as amended by SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires companies to accrue for postemployment benefits when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against earnings in 1998, 1997 and 1996 were $31.9, $29.7 and $26.3, respectively.

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

         Effective January 1997, the Company's operations in Mexico have been accounted for as operating in a hyperinflationary economy. Effective January 1, 1999, Mexico will no longer be considered a hyperinflationary economy. Effective July 1997, the Company's operations in Brazil have been accounted for as is required for a non-hyperinflationary economy. The impact of the changes in accounting for Brazil and Mexico were not material to the Company's operating results in 1997.

SALE OF SUBSIDIARY STOCK:

         The Company recognizes gains and losses on sales of subsidiary stock in its Consolidated Statements of Operations.

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE AND CLASSES OF STOCK:

         The basic (loss) income per common share has been computed based upon the weighted average number of shares of common stock outstanding. Diluted
(loss) income per common share has been computed based upon the weighted average number of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options represent the only potential dilutive common stock outstanding. The amounts of
(loss) income used in the calculations of diluted and basic (loss) income per common share were the same for all years presented. The number of shares used in the calculation of diluted (loss) income per common share for 1998 does not include any incremental shares that would have been outstanding assuming the exercise of stock options because the effect of those incremental shares would have been antidilutive. The number of shares used in the calculation of diluted
(loss) income per common share for 1997 and 1996 increased by 412,878 and 131,292 shares, respectively, to give effect to outstanding stock options.

         Basic and diluted (loss) income per common share calculations assume that 42,500,000 shares of Common Stock (as defined below) had been outstanding for all periods presented prior to the consummation of the Company's initial public equity offering on March 5, 1996 (the "Revlon IPO"), in which each of the outstanding shares of the Company's common stock in existence at that time was converted into approximately .1215 of a share of its newly created Class A Common Stock, par value $.01 per share (the "Class A Common Stock") (totaling 11,250,000 shares of Class A Common Stock), and approximately .3376 of a share of its newly created Class B Common Stock, par value $.01 per share (totaling 31,250,000 shares of Class B Common Stock) (collectively with the Class A Common Stock, the "Common Stock"), upon consummation of the Revlon IPO. In connection with the Revlon IPO, the Company issued and sold 8,625,000 shares of its Class A Common Stock. Such shares were included in the Company's basic weighted average number of shares outstanding from March 5, 1996.

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

STOCK-BASED COMPENSATION:

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 15).

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effect of adopting the statement and the date of such adoption by the Company have not yet been determined.

2. DISCONTINUED OPERATIONS

         During 1998, the Company completed the disposition of its approximately 85% equity interest in The Cosmetic Center, Inc. (the "Cosmetic Center"), along with certain amounts due from Cosmetic Center to the Company for working capital and inventory, to a newly formed limited partnership controlled by an unrelated third party. The Company received a minority limited partnership interest in the limited partnership as consideration for the disposition. Based upon the Company's expectation that it will receive no future cash flows from the limited partnership, as well as other factors, the Company has assigned no value to such interest. As a result, the Company recorded a loss on disposal of $47.7 during 1998. All prior periods have been restated to reflect the results of operations of Cosmetic Center as discontinued operations. As of December 31, 1997, the net assets of the discontinued operations consisted primarily of inventory and intangible assets, offset by liabilities, including third party debt and minority interest.

3. EXTRAORDINARY ITEMS

         The extraordinary item of $51.7 in 1998 resulted primarily from the write-off of deferred financing costs and payment of call premiums associated with the redemption of the Senior Notes (as hereinafter defined) and the Senior Subordinated Notes (as hereinafter defined). The extraordinary item in 1997 resulted from the write-off in the second quarter of 1997 of deferred financing costs associated with the early extinguishment of borrowings under a prior credit agreement and costs of approximately $6.3 in connection with the redemption of Products Corporation's 10 7/8% Sinking Fund Debentures due 2010 (the "Sinking Fund Debentures"). The early extinguishment of borrowings under a prior credit agreement and the redemption of the Sinking Fund Debentures were financed by the proceeds from a new credit agreement which became effective in May 1997 (the "Credit Agreement"). The extraordinary item in 1996 resulted from the write-off of deferred financing costs associated with the early extinguishment of borrowings with the net proceeds from the Revlon IPO and proceeds from a prior credit agreement.

4. BUSINESS CONSOLIDATION COSTS AND OTHER, NET

         In the fourth quarter of 1998 the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. The restructuring also included the sale of a factory outside the United States. As a result, the Company recognized a net charge of $42.9, which includes $2.7 charged to cost of sales. The restructuring included the termination of 720 sales, marketing, administrative, factory and distribution employees worldwide. By December 31, 1998 the Company had terminated 215 employees.

         In the third quarter of 1998 the Company recognized a gain of approximately $7.1 for the sale of the wigs and hairpieces portion of its business in the United States.

         The cash and noncash elements of the restructuring charge and gains recorded in 1998 approximate $30.1 and $5.7, respectively.

         In 1997 the Company incurred business consolidation costs of $20.6 in connection with the implementation of its business strategy to rationalize factory operations. These costs primarily included severance for 415 factory and administrative employees and other costs related to the rationalization of certain factory and warehouse operations worldwide. Such costs were partially offset by an approximately $12.7 settlement of a claim and related gains of approximately $4.3 on the sales of certain factory operations outside the United States. As of December 31, 1998 and 1997 the Company had terminated 415 and 200 employees, respectively, relating to the 1997 charge.

         Details of the charges are as follows:


                                        BALANCE              (UTILIZED) RECEIVED
                                       BEGINNING  EXPENSE    -------------------    BALANCE
                                        OF YEAR   (INCOME)     CASH     NONCASH   END OF YEAR
                                       ---------  --------   --------   -------   -----------
                 1998
------------------------------------
Employee severance and termination
 benefits ...........................    $ 7.8      $ 26.6     $(9.5)    $  --       $24.9
Factory, warehouse and
 office costs .......................      3.2        14.9      (2.4)     (3.6)       12.1
Sale of assets ......................       --        (8.4)      8.4        --          --
Other (expense included in cost of
 sales) .............................       --         2.7        --      (2.7)         --
                                       ---------  --------   --------   -------   -----------
                                         $11.0      $ 35.8     $(3.5)    $(6.3)      $37.0
                                       =========  ========   ========   =======   ===========
                 1997
------------------------------------
Employee severance and termination
 benefits ...........................    $  --      $ 14.2     $(6.4)    $  --       $ 7.8
Factory, warehouse and office costs         --         6.4      (1.2)     (2.0)        3.2
Sale of assets ......................       --        (4.3)      4.3        --          --
Settlement of claim .................       --       (12.7)     12.7        --          --
                                       ---------  --------   --------   -------   -----------
                                         $  --      $  3.6     $ 9.4     $(2.0)      $11.0
                                       =========  ========   ========   =======   ===========


5. ACQUISITIONS

         In 1998 and 1997 the Company consummated acquisitions for a combined purchase price of $62.6 and $51.6 (excluding the acquisition of Cosmetic Center), respectively, with resulting goodwill of $63.7 and $35.8, respectively. These acquisitions were not significant to the Company's results of operations. Acquisitions consummated in 1996 were also not significant to the Company's results of operations.

6. INVENTORIES

                                                            DECEMBER 31,
                                                        --------------------
                                                           1998      1997
                                                        --------- ---------
Raw materials and supplies ............................  $  78.2   $   82.6
Work-in-process........................................     14.4       14.9
Finished goods.........................................    171.5      163.2
                                                        --------- ---------
                                                         $ 264.1   $  260.7
                                                        ========= =========


7. PREPAID EXPENSES AND OTHER


                                                            DECEMBER 31,
                                                        --------------------
                                                           1998      1997
                                                        --------- ---------
Prepaid expenses.......................................  $  42.4   $   40.7
Other..................................................     27.5       53.7
                                                        --------- ---------
                                                         $  69.9   $   94.4
                                                        ========= =========


8. PROPERTY, PLANT AND EQUIPMENT, NET

                                                            DECEMBER 31,
                                                        --------------------
                                                           1998      1997
                                                        --------- ---------
Land and improvements..................................  $  33.8    $  32.5
Buildings and improvements.............................    197.3      193.2
Machinery and equipment................................    216.8      203.5
Office furniture and fixtures and capitalized
 software..............................................     88.5       73.9
Leasehold improvements.................................     37.2       37.5
Construction-in-progress...............................     36.9       30.6
                                                        --------- ---------
                                                           610.5      571.2
Accumulated depreciation...............................   (231.6)    (207.2)
                                                        --------- ---------
                                                         $ 378.9    $ 364.0
                                                        ========= =========



         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $40.5, $38.4 and $37.0, respectively.

9. ACCRUED EXPENSES AND OTHER

                                                                    DECEMBER 31,
                                                                 ------------------
                                                                   1998      1997
                                                                 -------- --------
Advertising and promotional costs and accrual for sales
 returns........................................................  $158.3    $147.1
Compensation and related benefits...............................    68.6      73.5
Interest........................................................    39.4      32.1
Taxes, other than federal income taxes..........................    27.5      30.2
Restructuring and business consolidation costs..................    27.1      18.2
Other...........................................................    68.8      54.9
                                                                 -------- --------
                                                                  $389.7    $356.0
                                                                 ======== ========



10. SHORT-TERM BORROWINGS

         Products Corporation maintained short-term bank lines of credit at December 31, 1998 and 1997 aggregating approximately $88.3 and $82.3, respectively, of which approximately $27.9 and $42.7 were outstanding at December 31, 1998 and 1997, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 1998 and 1997 varied from 2.9% to 8.6% and from 2.5% to 12.0%, respectively, excluding Latin American countries in which the Company had outstanding borrowings of approximately $3.5 and $7.5 at December 31, 1998 and 1997, respectively. Compensating balances at December 31, 1998 and 1997 were approximately $5.1 and $6.2, respectively. Interest rates on compensating balances at December 31, 1998 and 1997 varied from 3.3% to 5.0% and 0.4% to 8.1%, respectively.

11. LONG-TERM DEBT

                                                    DECEMBER 31,
                                                ---------------------
                                                   1998       1997
                                                ---------- ---------
Working capital lines (a)......................  $  272.2   $  344.6
Bank mortgage loan agreement due 2000 (b) .....      13.6       33.3
9 1/2% Senior Notes due 1999 (c)...............     200.0      200.0
9 3/8 % Senior Notes due 2001 (d)..............        --      260.0
8 1/8 % Senior Notes due 2006 (e)..............     249.3         --
9 % Senior Notes due 2006 (f)..................     250.0         --
10 1/2% Senior Subordinated Notes due 2003 (g).        --      555.0
8 5/8% Senior Subordinated Notes due 2008 (h) .     649.8         --
Advances from Holdings (i).....................      24.1       30.9
Notes payable due through 2004 (7.2%) .........       1.0        1.4
                                                ---------- ---------
                                                  1,660.0    1,425.2
Less current portion...........................      (6.0)      (5.5)
                                                ---------- ---------
                                                 $1,654.0   $1,419.7
                                                ========== =========



         (a) In May 1997, Products Corporation entered into the Credit Agreement with a syndicate of lenders, whose individual members change from time to time. The proceeds of loans made under the Credit Agreement were used to repay the loans outstanding under the credit agreement in effect at that time and to redeem the Sinking Fund Debentures.

         The Credit Agreement provides up to $749.0 and is comprised of five senior secured facilities: $199.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility" and together with the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility, the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars (the "Revolving Credit Loans"), (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars (the "Operating Letters of Credit") and
(iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 1998, Products Corporation had approximately $199.0 outstanding under the Term Loan Facilities, $9.7 outstanding under the Multi-Currency Facility, $63.5 outstanding under the Acquisition Facility and $29.0 of issued but undrawn letters of credit under the Special LC Facility.

         The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 1998 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.75% (or 2.75% for Local Loans); or (B) the Eurodollar Rate plus 2.75%. Loans in foreign currencies bear interest as of December 31, 1998 at a rate equal to the Eurocurrency Rate or, in the case of Local Loans, the local lender rate, in each case plus 2.75%. The applicable margin is reduced in the event Products Corporation attains certain leverage ratios. Products Corporation pays the lender a commitment fee as of December 31, 1998 of 1/2 of 1% of the unused portion of the Credit Facilities. Under the Multi-Currency Facility, the Company pays the lenders an administrative fee of 1/4% per annum on the aggregate principal amount of specified Local Loans. Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the Credit Agreement. Prior to its termination date, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Holdings (or certain of its subsidiaries), Products Corporation or any of its subsidiaries (and $25.0 in the aggregate during the term with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, (iv) 50% of the excess cash flow of Products Corporation and its subsidiaries (unless certain leverage ratios are attained) and (v) certain scheduled reductions in the case of the Term Loan Facilities, which commenced on May 31, 1998 in the aggregate amount of $1.0 annually over the remaining life of the Credit Agreement, and in the case of the Acquisition Facility, which will commence on December 31, 1999 in the amount of $25.0 and in the amounts of $60.0 during 2000, $90.0 during 2001 and $25.0 during 2002 (which reductions will be proportionately increased if the Acquisition Facility is increased). The Credit Agreement will terminate on May 30, 2002. The weighted average interest rates on the Term Loan Facilities, the Multi-Currency Facility and the Acquisition Facility were 8.1%, 9.2% and 8.7% per annum for 1998, respectively, and 7.1%, 5.4% and 5.7% for 1997, respectively.

         The Credit Facilities, subject to certain exceptions and limitations, are supported by guarantees from Holdings and certain of its subsidiaries, Revlon, Inc., Products Corporation and the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, subject to certain limitations, by (i) mortgages on Holdings' Edison, New Jersey (until its disposition in August 1998) and Products Corporation's Phoenix, Arizona facility; (ii) the capital stock of Products Corporation and its domestic subsidiaries, 66% of the capital stock of its first tier foreign subsidiaries and the capital stock of certain subsidiaries of Holdings; (iii) domestic intellectual property and certain other domestic intangibles of (x) Products Corporation and its domestic subsidiaries and (y) certain subsidiaries of Holdings; (iv) domestic inventory and accounts receivable of (x) Products Corporation and its domestic subsidiaries and (y) certain subsidiaries of Holdings; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and personal property referred to above may be shared from time to time with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations, working capital lines and a subsidiary of Products Corporation's yen-denominated credit agreement.

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

         The events of default under the Credit Agreement include a Change of Control (as defined in the Credit Agreement) of Products Corporation, the acceleration of, or certain payment defaults under, indebtedness of REV Holdings in excess of $0.5, and other customary events of default for such types of agreements.

         In December 1998, Products Corporation amended the Credit Agreement to modify the terms of certain of the financial ratios and tests to account for, among other things, the expected charges in connection with the Company's restructuring effort. In addition, the amendment increased the applicable margin to the levels set forth in the description above and provides that Products Corporation may use the proceeds of the Acquisition Facility for general corporate purposes as well as for acquisitions.

         (b) The Pacific Finance & Development Corp., a subsidiary of Products Corporation, is the borrower under a yen-denominated credit agreement (the "Yen Credit Agreement"), which had a principal balance of approximately (Yen)1.5 billion as of December 31, 1998 (approximately $13.6 U.S. dollar equivalent as of December 31, 1998) (after giving effect to the repayment described below). Approximately (Yen)539 million (approximately $4.2 U.S. dollar equivalent) was paid in March 1998, approximately (Yen)539 million (approximately $4.7 U.S. dollar equivalent as of December 31, 1998) is due in each of March 1999 and 2000 and approximately (Yen)474 million (approximately $4.2 U.S. dollar equivalent as of December 31, 1998) is due on December 31, 2000. On December 10, 1998, in connection with the disposition of the stock of Cosmetic Center, which had served as collateral under the Yen Credit Agreement, Products Corporation repaid (Yen)2.22 billion (approximately $19.0 U.S. dollar equivalent as of December 10, 1998) principal amount. The applicable interest rate at December 31, 1998 under the Yen Credit Agreement was the Euro-Yen rate plus 2.75%, which approximated 3.5%. The interest rate at December 31, 1997 was the Euro-Yen rate plus 1.25%, which approximated 1.9%.

         (c) The 9 1/2% Senior Notes due 1999 (the "1999 Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 1999 Notes (the "1999 Notes Indenture")). The 1999 Notes bear interest at 9 1/2% per annum. Interest is payable on June 1 and December 1.

         The 1999 Notes may not be redeemed prior to maturity. Upon a Change of Control (as defined in the 1999 Notes Indenture) and subject to certain conditions, each holder of 1999 Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 1999 Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. In addition, under certain circumstances in the event of an Asset Disposition (as defined in the 1999 Notes Indenture), Products Corporation will be obligated to make offers to purchase the 1999 Notes.

         The 1999 Notes Indenture contains various restrictive covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iii) the incurrence of liens on the assets of Products Corporation and its subsidiaries which do not equally and ratably secure the 1999 Notes, (iv) the payment of dividends on and redemption of capital stock of Products Corporation and its subsidiaries and the redemption of certain subordinated obligations of Products Corporation, except that the 1999 Notes Indenture permits Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and to pay dividends or make distributions up to $5.0 per annum (subject to allowable increases) in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under any stock option plan, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets. The 1999 Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         On November 6, 1998, Products Corporation issued and sold in a private placement $250.0 aggregate principal amount of 9% Senior Notes due 2006 (the "9% Notes"), receiving net proceeds of $247.2. Products Corporation intends to use $200.0 of the net proceeds from the sale of the 9% Notes to refinance the 1999 Notes, including through open market purchases. Such proceeds have temporarily been used to reduce borrowings under the Credit Agreement. As a result of the refinancing, the Company has classified the 1999 Notes as "Long-term debt-third parties" in its consolidated balance sheet as of December 31, 1998. On
January 22, 1999, Products Corporation filed a registration statement with the Commission with respect to an offer to exchange the 9% Notes for registered notes with substantially identical terms (the "Exchange Offer"). The Exchange Offer will expire on February 24, 1999, unless extended.

         (d) During 1998 Products Corporation redeemed the 9 3/8% Senior Notes due 2001 with proceeds from the sale of the 8 1/8 % Notes due 2006 (the "8 1/8% Notes") and 8 5/8% Notes due 2008 (the "8 5/8% Notes").

         (e) The 8 1/8% Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 9% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

         The 8 1/8% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2002 at the redemption prices set forth in the 8 1/8% Notes Indenture plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to February 1, 2001, Products Corporation may redeem up to 35% of the aggregate principal amount of the 8 1/8% Notes originally issued at a redemption price of 108 1/8% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and to the extent Products Corporation receives, the net cash proceeds of one or more Public Equity Offerings (as defined in the 8 1/8% Notes Indenture), provided that at least $162.5 aggregate principal amount of the 8 1/8% Notes remains outstanding immediately after the occurrence of each such redemption.

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

         The 8 1/8% Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 8 1/8% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         (f) The 9% Notes are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Notes (the "9% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 8 1/8% Notes and the indebtedness under the Credit Agreement, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 9% Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

         The 9% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after November 1, 2002 at the redemption prices set forth in the 9% Notes Indenture plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to November 1, 2001, Products Corporation may redeem up to 35% of the aggregate principal amount of the 9% Notes originally issued at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and to the extent Products Corporation receives, the net cash proceeds of one or more Public Equity Offerings (as defined in the 9% Notes Indenture), provided that at least $162.5 aggregate principal amount of the 9% Notes remains outstanding immediately after the occurrence of each such redemption.

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

         The 9% Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 9% Notes Indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications.

         (g) During 1998 Products Corporation redeemed the 10 1/2% Senior Subordinated Notes due 2003 with proceeds from the sale of the 8 1/8% Notes and 8 5/8% Notes.

         (h) The 8 5/8% Notes are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the 1999 Notes until the maturity or earlier retirement thereof, the 9% Notes, the 8 1/8% Notes and the indebtedness under the Credit Agreement, (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

         The 8 5/8% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Notes Indenture plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to February 1, 2001, Products Corporation may redeem up to 35% of the aggregate principal amount of the 8 5/8% Notes originally issued at a redemption price of 108 5/8% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and to the extent Products Corporation receives, the net cash proceeds of one or more Public Equity Offerings (as defined in the 8 5/8% Notes Indenture), provided that at least $422.5 aggregate principal amount of the 8 5/8% Notes remains outstanding immediately after the occurrence of each such redemption.

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

         The 1999 Notes Indenture, the 8 1/8% Notes Indenture, the 8 5/8% Notes Indenture and the 9% Notes Indenture contain customary events of default for debt instruments of such type.

         (i) During 1992, Holdings made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets of amounts due from Holdings to Products Corporation, and additional amounts loaned by Holdings to Products Corporation, such that the amount outstanding under the notes was $41.3 as of December 31, 1995. In June 1996, $10.9 in notes due to Products Corporation from Holdings under the Financing Reimbursement Agreement was offset against the notes. In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and the inventory relating thereto. In 1998, approximately $6.8 due to Products Corporation from Holdings was offset against the notes payable to Holdings. At December 31, 1998 the balance of $24.1 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than the rate under the Credit Agreement. No such borrowings were outstanding at December 31, 1998 or 1997.

         The aggregate amounts of long-term debt maturities (at December 31, 1998), in the years 1999 through 2003 are $206.0, $10.2, $39.8, $254.8 and $0, respectively, and $1,149.2 thereafter.

12. FINANCIAL INSTRUMENTS

         As of December 31, 1997, Products Corporation was party to a series of interest rate swap agreements totaling a notional amount of $225.0 in which Products Corporation agreed to pay on such notional amount a variable interest rate equal to the six month LIBOR to its counterparties and the counterparties agreed to pay on such notional amounts fixed interest rates averaging approximately 6.03% per annum. Products Corporation entered into these agreements in 1993 and 1994 (and in the first quarter of 1996 extended a portion equal to a notional amount of $125.0 through December 2001) to convert the interest rate on $225.0 of fixed-rate indebtedness to a variable rate. Products Corporation terminated these agreements in January 1998 and realized a gain of approximately $1.6, which was recognized upon repayment of the hedged indebtedness and is included in the extraordinary item for the early extinguishment of debt. Certain other swap agreements were terminated in 1993 for a gain of $14.0 that was amortized over the original lives of the agreements through 1997. The amortization of the 1993 realized gain in 1997 and 1996 was approximately $3.1 and $3.2, respectively.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. At December 31, 1998 and 1997, Products Corporation had outstanding forward foreign exchange contracts denominated in various currencies of approximately $197.5 and $90.1, respectively, and outstanding option contracts of approximately $51.0 and $94.9, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on December 31, 1998 and 1997 or the contracts then outstanding on December 31, 1996, no material gain or loss would have been realized.

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 1998 and 1997 was approximately $(63.1) and $39.0 (less) more than the carrying value of $1,660.0 and $1,425.2, respectively. Because considerable judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $30.7 and $40.6 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 1998 and 1997, respectively. Included in these amounts are $26.9 and $27.7, respectively, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

         The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, accounts payable and short-term borrowings approximate their fair values.

13. INCOME TAXES

         In June 1992, Holdings, Revlon, Inc. and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. or a subsidiary of Revlon, Inc. is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Revlon, Inc. will pay to Holdings amounts equal to the taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Revlon, Inc.), except that Revlon, Inc. will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Since the payments to be made by Revlon, Inc. under the Tax Sharing Agreement will be determined by the amount of taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Revlon, Inc. against losses and tax credits generated by Mafco Holdings and its other subsidiaries. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 1998, 1997 or 1996. The Company has a liability of $0.9 to Holdings in respect of federal taxes for 1997 under the Tax Sharing Agreement.

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

         The Company's (loss) income from continuing operations before income taxes and the applicable provision (benefit) for income taxes are as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 1998      1997     1996
                                                              --------- --------  -------
(Loss) income from continuing operations before income
 taxes:
 Domestic....................................................   $ 15.3    $ 82.6   $ 9.4
 Foreign.....................................................    (37.6)    (15.5)   40.5
                                                              --------- --------  -------
                                                                $(22.3)   $ 67.1   $49.9
                                                              ========= ========  =======
Provision (benefit) for income taxes:
 Federal.....................................................   $   --    $  0.9   $  --
 State and local.............................................      0.6       1.1     1.2
 Foreign.....................................................      4.4       7.3    24.3
                                                              --------- --------  -------
                                                                $  5.0    $  9.3   $25.5
                                                              ========= ========  =======
 Current.....................................................   $ 12.1    $ 31.9   $22.7
 Deferred....................................................     (0.3)     10.4     6.6
 Benefits of operating loss carryforwards....................     (7.7)    (34.1)   (4.7)
 Carryforward utilization applied to goodwill................      0.5       1.1     1.0
 Effect of enacted change of tax rates.......................      0.4        --    (0.1)
                                                              --------- --------  -------
                                                                $  5.0    $  9.3   $25.5
                                                              ========= ========  =======




         The effective tax rate on (loss) income from continuing operations before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                   1998      1997     1996
                                                                --------- --------  --------
Statutory federal income tax rate..............................    (35.0)%   35.0 %    35.0 %
State and local taxes, net of federal income tax benefit.......      1.7      1.1       1.6
Foreign and U.S. tax effects attributable to operations
 outside the U.S...............................................     75.1     13.4      36.2
Tax write-off of U.S. investment in foreign subsidiary.........   (232.9)      --        --
Nondeductible amortization expense.............................     13.5      4.5       5.9
Change in domestic valuation allowance.........................    200.3    (43.5)    (29.7)
Other..........................................................     (0.3)     3.4       2.1
                                                                --------- --------  --------
Effective rate.................................................     22.4 %   13.9 %    51.1 %
                                                                ========= ========  ========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                    1998      1997
                                                                 --------- ---------
Deferred tax assets:
 Accounts receivable, principally due to doubtful accounts .....  $   4.2    $   3.3
 Inventories....................................................     12.1       10.5
 Net operating loss carryforwards-domestic......................    190.3      107.6
 Net operating loss carryforwards-foreign.......................    111.0      100.1
 Accruals and related reserves..................................     22.6        9.4
 Employee benefits..............................................     32.5       28.7
 State and local taxes..........................................     13.1       13.1
 Self-insurance.................................................      2.2        3.8
 Advertising, sales discounts and returns and coupon
  redemptions...................................................     30.5       26.0
 Other..........................................................     27.5       25.3
                                                                 --------- ---------
  Total gross deferred tax assets...............................    446.0      327.8
  Less valuation allowance......................................   (383.0)    (280.1)
                                                                 --------- ---------
  Net deferred tax assets.......................................     63.0       47.7
Deferred tax liabilities:
 Plant, equipment and other assets..............................    (58.4)     (50.8)
 Other..........................................................     (8.2)      (5.5)
                                                                 --------- ---------
  Total gross deferred tax liabilities..........................    (66.6)     (56.3)
                                                                 --------- ---------
  Net deferred tax liability....................................  $  (3.6)   $  (8.6)
                                                                 ========= =========




         The valuation allowance for deferred tax assets at January 1, 1998 was $280.1. The valuation allowance increased by $102.9 during 1998 and decreased by $54.0 and $9.9 during 1997 and 1996, respectively.

         During 1998, 1997 and 1996, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $2.4, $4.0, and $4.7, respectively. Certain other foreign operations generated losses during 1998, 1997 and 1996 for which the potential tax benefit was reduced by a valuation allowance. During 1998 and 1997, the Company used domestic operating loss carryforwards to credit the deferred provision for income taxes by $5.3 and $12.0, respectively. During 1997, the Company applied domestic operating loss carryforwards to credit the current provision for income taxes by $18.1. At December 31, 1998, the Company had tax loss carryforwards of approximately $830.4 as compared with $581.3 at December 31, 1997. The increase in 1998 is primarily related to a substantial increase in the domestic net operating loss carryforwards as a result of the write-off of the U.S. tax basis of the investment in certain foreign operations. The net operating losses at December 31, 1998 expire in future years as follows:
1999-$29.9; 2000-$14.2; 2001-$17.1; 2002-$32.5; 2003 and beyond-$593.8;
unlimited-$142.9. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable jurisdictions. In addition, based upon certain factors, including the amount and nature of gains or losses recognized by Mafco Holdings and its other subsidiaries included in the consolidated federal income tax return, the amount of net operating loss carryforwards attributable to Mafco Holdings and such other subsidiaries and the amounts of alternative minimum tax liability of Mafco Holdings and such other subsidiaries, pursuant to the terms of the Tax Sharing Agreement, all or a portion of the domestic operating loss carryforwards may not be available to the Company should the Company cease being a member of the Mafco Holdings consolidated federal income tax return.

         Appropriate United States and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business aggregated approximately $14.3 at December 31, 1998, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

14. POSTRETIREMENT BENEFITS

Pension:

         A substantial portion of the Company's employees in the United States are covered by defined benefit pension plans. The Company uses September 30 as its measurement date for plan obligations and assets.

Other Postretirement Benefits:

         The Company also has sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of certain key employees and former employees. Participation in this plan is limited to participants enrolled as of December 31, 1993. The Company also administers a medical insurance plan on behalf of Holdings, the cost of which has been apportioned to Holdings. The Company uses September 30 as its measurement date for plan obligations.

         Information regarding the Company's significant pension and other postretirement plans at the dates indicated is as follows:


                                                                                              OTHER POSTRETIREMENT
                                                                    PENSION PLANS                   BENEFITS
                                                            -----------------------------   -------------------------
                                                                                  DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                 1998            1997           1998          1997
                                                            -------------   -------------   -----------   -----------
Change in Benefit Obligation:
 Benefit obligation - September 30 of prior year ........    $   (364.8)     $   (339.5)    $    (8.7)    $    (8.2)
 Service cost ...........................................         (12.8)          (11.7)         (0.1)         (0.1)
 Interest cost ..........................................         (27.0)          (26.0)         (0.7)         (0.7)
 Plan amendments ........................................           0.2            (2.5)           --           0.3
 Actuarial loss .........................................         (51.6)           (5.9)         (0.3)         (0.3)
 Curtailments ...........................................           0.6            (0.1)           --            --
 Benefits paid ..........................................          17.6            20.5           0.5           0.3
 Foreign exchange .......................................          (0.1)            1.1            --            --
 Plan participant contributions .........................          (0.7)           (0.7)           --            --
                                                             ----------      ----------     ---------     ---------
 Benefit obligation - September 30 of current year ......        (438.6)         (364.8)         (9.3)         (8.7)
                                                             ----------      ----------     ---------     ---------
Change in Plan Assets:
 Fair value of plan assets - September 30 of prior
   year .................................................         306.9           254.9            --            --
 Actual (loss) return on plan assets. ...................          (6.5)           58.0            --            --
 Employer contributions .................................           3.5            14.4           0.5           0.3
 Plan participant contributions .........................           0.7             0.7            --            --
 Benefits paid ..........................................         (17.6)          (20.5)         (0.5)         (0.3)
 Foreign exchange .......................................          (1.0)           (0.6)           --            --
                                                             ----------      ----------     ---------     ---------
 Fair value of plan assets - September 30 of current
   year .................................................         286.0           306.9            --            --
                                                             ----------      ----------     ---------     ---------
Funded status of plans ..................................        (152.6)          (57.9)         (9.3)         (8.7)
Amounts contributed to plans during fourth quarter. .....           1.0             0.9           0.1           0.1
Unrecognized net loss (gain) ............................          96.6            12.9          (1.4)         (2.0)
Unrecognized prior service cost .........................           7.3             9.7            --            --
Unrecognized net (asset) obligation .....................          (0.9)           (1.1)           --            --
                                                             ----------      ----------     ---------     ---------
 Accrued benefit cost ...................................    $    (48.6)     $    (35.5)    $   (10.6)    $   (10.6)
                                                             ==========      ==========     =========     =========
Amounts recognized in the Consolidated Balance
 Sheets consist of:
 Prepaid expenses .......................................    $      8.7      $      9.6     $      --     $      --
 Other long-term liabilities ............................         (98.6)          (51.6)        (10.6)        (10.6)
 Intangible asset .......................................           7.8             1.0            --            --
 Accumulated other comprehensive loss ...................          32.5             4.5            --            --
 Due from affiliate .....................................           1.0             1.0           1.7           1.9
                                                             ----------      ----------     ---------     ---------
                                                             $    (48.6)     $    (35.5)    $    (8.9)    $    (8.7)
                                                             ==========      ==========     =========     =========

         The following weighted-average assumptions were used in accounting for the plans:

                                                               U.S. PLANS                       INTERNATIONAL PLANS
                                                  ------------------------------------   ---------------------------------
                                                     1998         1997         1996         1998        1997        1996
                                                  ----------   ----------   ----------   ---------   ---------   ---------
Discount rate .................................       6.75%        7.75%        7.75%        6.2%        7.1%        7.9%
Expected return on plan assets ................        9.0          9.0          9.0         9.6        10.1        10.4
Rate of future compensation increases .........        5.3          5.3          5.3         4.9         5.3         5.1


         The components of net periodic benefit cost for the plans are as follows:

                                                           PENSION PLANS                   OTHER POSTRETIREMENT BENEFITS
                                              ---------------------------------------   ------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                  1998          1997          1996         1998         1997         1996
                                              -----------   -----------   -----------   ----------   ----------   ----------
Service cost ..............................    $   12.8      $   11.7      $   10.6      $   0.1      $   0.1      $   0.1
Interest cost .............................        27.0          26.0          24.3          0.7          0.7          0.7
Expected return on plan assets ............       (27.4)        (23.0)        (19.3)          --           --           --
Amortization of prior service cost ........         1.8           1.8           1.7           --           --           --
Amortization of net transition asset ......        (0.2)         (0.2)          0.3           --           --           --
Amortization of actuarial loss (gain) .....         1.0           1.2           2.0         (0.3)        (0.2)        (0.2)
Settlement loss ...........................          --           0.2           0.3           --           --           --
Curtailment loss ..........................         0.3           0.1           1.0           --           --           --
                                               --------      --------      --------      -------      -------      -------
                                                   15.3          17.8          20.9          0.5          0.6          0.6
Portion allocated to Holdings .............        (0.3)         (0.3)         (0.3)         0.1          0.1          0.1
                                               --------      --------      --------      -------      -------      -------
                                               $   15.0      $   17.5      $   20.6      $   0.6      $   0.7      $   0.7
                                               ========      ========      ========      =======      =======      =======




         Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:


                                                         DECEMBER 31,
                                           -----------------------------------------
                                               1998           1997          1996
                                           ------------   -----------   ------------
Projected benefit obligation ...........    $   428.2      $   55.5      $   141.4
Accumulated benefit obligation .........        370.5          45.2          131.4
Fair value of plan assets ..............        276.3           1.9           81.6


15. STOCK COMPENSATION PLAN

         Since March 5, 1996, Revlon, Inc. has had a stock-based compensation plan (the "Plan"), which is described below. Revlon, Inc. applies APB Opinion No. 25 and its related interpretation in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of Revlon, Inc.'s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Revlon, Inc.'s net (loss) income and net (loss) income per diluted share of $(143.2) and $(2.80), respectively, for 1998, $43.6 and $0.85, respectively, for 1997 and $18.2 and $0.37, respectively, for 1996 would have been changed to the pro forma amounts of $(166.8) and $(3.25) for 1998, respectively, $31.3 and $0.61, respectively, for 1997 and $15.0 and $0.30, respectively, for 1996. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 56% in 1998, 39% in 1997 and 31% in 1996; weighted average risk-free interest rate of 5.37% in 1998, 6.54% in 1997 and 5.99% in 1996; and a seven year expected average life for the Plan's options issued in 1998, 1997 and 1996. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

         Under the Plan, Revlon, Inc. may grant options to its employees for up to an aggregate of 5.0 million shares of Class A Common Stock. Non-qualified options granted under the Plan have a term of 10 years during which the holder can purchase shares of Class A Common Stock at an exercise price which must be not less than the market price on the date of the grant. Options granted in 1996 to certain executive officers will not vest as to any portion until the third anniversary of the grant date and will thereupon become 100% vested, except that upon termination of employment by Revlon, Inc. between the second and third anniversary of the grant other than for "cause," death or "disability" under the applicable employment agreement, such options will vest with respect to 50% of the shares subject thereto. Primarily all other option grants, including options granted to certain executive officers in 1998 and 1997, will vest 25% each year beginning on the first anniversary of the date of grant and will become 100% vested on the fourth anniversary of the date of grant. During each of 1997 and 1998, the Company granted to Mr. Perelman, Chairman of the Board, options to purchase 300,000 shares of Class A Common Stock, which grants will vest in full on the fifth anniversary of the grant dates. At December 31, 1998 and 1997 there were 403,950 and 98,450 options exercisable under the Plan, respectively. At December 31, 1996 there were no options exercisable under the Plan.

         A summary of the status of the Plan as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:


                                                 SHARES       WEIGHTED AVERAGE
                                                  (000)        EXERCISE PRICE
                                              ------------   ------------------
 Outstanding at February 28, 1996 .........           --                --
 Granted ..................................       1,010.2         $  24.37
 Exercised ................................           --                --
 Forfeited ................................       (119.1)            24.00
                                                 --------
 Outstanding at December 31, 1996 .........         891.1            24.37
 Granted ..................................       1,485.5            32.64
 Exercised ................................        (12.1)            24.00
 Forfeited ................................        (85.1)            29.33
                                                 --------
 Outstanding at December 31, 1997 .........       2,279.4            29.57
 Granted ..................................       1,707.8            36.65
 Exercised ................................        (55.9)            26.83
 Forfeited ................................       (166.8)            32.14
                                                 --------
 Outstanding at December 31, 1998 .........       3,764.5            32.71
                                                 ========


         The weighted average fair value of each option granted during 1998, 1997 and 1996 approximated $22.26, $16.42 and $11.00, respectively.


         The following table summarizes information about the Plan's options outstanding at December 31, 1998:



                          DECEMBER 31, 1998
---------------------------------------------------------------------
                                            WEIGHTED
           RANGE                NUMBER      AVERAGE       WEIGHTED
             OF              OUTSTANDING     YEARS        AVERAGE
      EXERCISE PRICES           (000)      REMAINING   EXERCISE PRICE
--------------------------- ------------- ----------- ---------------
  $17.13 to $29.88.........       833.2        7.43      $  23.41
   31.38 to 33.88 .........     1,012.7        8.05         31.41
   34.00 to 53.56 .........     1,918.6        8.95         37.44
                                -------
   17.13 to 53.56 .........     3,764.5        8.37         32.71
                                =======

16. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

         In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Holdings retained the Retained Brands. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 1998, 1997 and 1996 were $0.6, $0.4 and $1.4, respectively.

OPERATING SERVICES AGREEMENT

         In June 1992, Revlon, Inc., Products Corporation and Holdings entered into an operating services agreement (as amended and restated, and as subsequently amended, the "Operating Services Agreement") pursuant to which Products Corporation has manufactured, marketed, distributed, warehoused and administered, including the collection of accounts receivable, the Retained Brands for Holdings. Pursuant to the Operating Services Agreement, Products Corporation was reimbursed an amount equal to all of its and Revlon, Inc.'s direct and indirect costs incurred in connection with furnishing such services, net of the amounts collected by Products Corporation with respect to the Retained Brands, payable quarterly. The net amounts due from Holdings to Products Corporation for such direct and indirect costs plus a fee equal to 5% of the net sales of the Retained Brands for 1998, 1997 and 1996 were $0.9 (which amount was offset against certain notes payable to Holdings), $1.7 and $5.7, respectively.

REIMBURSEMENT AGREEMENTS

         Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. The Company reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to the Company and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses the Company for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amounts reimbursed by MacAndrews Holdings to the Company for the services provided under the Reimbursement Agreements for 1998, 1997 and 1996 were $3.1 ($0.2 of which was offset against certain notes payable to Holdings), $4.0 and $2.2, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

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

FINANCING REIMBURSEMENT AGREEMENT

         Holdings and Products Corporation entered into a financing reimbursement agreement (the "Financing Reimbursement Agreement") in 1992, which expired on June 30, 1996, pursuant to which Holdings agreed to reimburse Products Corporation for Holdings' allocable portion of (i) the debt issuance cost and advisory fees related to the capital restructuring of Holdings, and
(ii) interest expense attributable to the higher cost of funds paid by Products Corporation under the credit agreement in effect at that time as a result of additional borrowings for the benefit of Holdings in connection with the assumption of certain liabilities by Products Corporation under the Asset Transfer Agreement and the repurchase of certain subordinated notes from affiliates. In February 1995, the Financing Reimbursement Agreement was amended and extended to provide that Holdings would reimburse Products Corporation for a portion of the debt issuance costs and advisory fees related to the credit agreement then in effect (which portion was approximately $4.7 and was evidenced by a noninterest-bearing promissory note payable on June 30, 1996) and 1 1/2% per annum of the average balance outstanding under the credit agreement then in effect and the average balance outstanding under working capital borrowings from affiliates through June 30, 1996 and such amounts were evidenced by a noninterest-bearing promissory note payable on June 30, 1996. As of December 31, 1995, the aggregate amount of notes payable by Holdings under the Financing Reimbursement Agreement was $8.9. In June 1996, $10.9 in notes due to Products Corporation, which included $2.0 of interest reimbursement from Holdings in 1996, under the Financing Reimbursement Agreement was offset against an $11.7 demand note payable by Products Corporation to Holdings.

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

OTHER

         Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 per year. Pursuant to an assumption agreement dated February 18, 1993, Holdings agreed to assume all costs and expenses of the ownership and operation of the Edison facility as of January 1, 1993, other than (i) the operating expenses for which Products Corporation was responsible under the Edison Lease and (ii) environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed $8.0 (the amount of such claims and costs for which Products Corporation is responsible, the "Environmental Limit"). In addition, pursuant to such assumption agreement, Products Corporation agreed to indemnify Holdings for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 up to an amount not to exceed the Environmental Limit and Holdings agreed to indemnify Products Corporation for environmental claims and compliance costs relating to matters which occurred prior to January 1, 1993 in excess of the Environmental Limit and all such claims and costs relating to matters occurring on or after January 1, 1993. Pursuant to an occupancy agreement, during 1998, 1997 and 1996 Products Corporation rented from Holdings a portion of the administration building located at the Edison facility and space for a retail store of Products Corporation's now discontinued retail operation. Products Corporation provided certain administrative services, including accounting, for Holdings with respect to the Edison facility pursuant to which Products Corporation paid on behalf of Holdings costs associated with the Edison facility and was reimbursed by Holdings for such costs, less the amount owed by Products Corporation to Holdings pursuant to the Edison Lease and the occupancy agreement. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale, Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 1998, 1997 and 1996 was $0.5, $0.7 and $1.1, respectively.

         During 1997, a subsidiary of Products Corporation sold an inactive subsidiary to a company that was an affiliate of the Company during 1997 and part of 1998 for approximately $1.0.

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

         On February 2, 1998, Revlon Escrow Corp., an affiliate of Products Corporation, issued and sold in a private placement $650.0 aggregate principal amount of 8 5/8% Notes and $250.0 aggregate principal amount of 8 1/8% Notes, with the net proceeds deposited into escrow. The proceeds from the sale of the 8 5/8% and 8 1/8% Notes were used to finance the redemption of Products Corporation's $555.0 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and $260.0 aggregate principal amount of 9 3/8% Senior Notes due 2001 (the "Senior Notes" and, together with the Senior Subordinated Notes, the "Old

Notes"). Products Corporation delivered a redemption notice to the holders of the Senior Subordinated Notes for the redemption of the Senior Subordinated Notes on March 4, 1998, at which time Products Corporation assumed the obligations under the 8 5/8% Notes and the related indenture (the "8 5/8% Notes Assumption"), and to the holders of the Senior Notes for the redemption of the Senior Notes on April 1, 1998, at which time Products Corporation assumed the obligations under the 8 1/8% Notes and the related indenture (the "8 1/8% Notes Assumption" and, together with the 8 5/8% Notes Assumption, the "Assumption"). A nationally recognized investment banking firm rendered its written opinion that the Assumption, upon consummation of the redemptions of the Old Notes, and the subsequent release from escrow to Products Corporation of any remaining net proceeds from the sale of the 8 5/8% and 8 1/8% Notes are fair from a financial standpoint to Products Corporation under the 1999 Notes Indenture.

         Products Corporation leases certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and at Products Corporation's offices in London during 1998, 1997 and 1996; in Tokyo during 1996 and in Hong Kong during 1997 and the first half of 1998. The rent paid to Products Corporation for 1998, 1997 and 1996 was $2.9, $3.8 and $4.6, respectively.

         In June 1997, Products Corporation borrowed from Holdings approximately $0.5, representing certain amounts received by Holdings from the sale of a brand and inventory relating thereto. Such amounts are evidenced by noninterest-bearing promissory notes. Holdings agreed not to demand payment under such notes so long as any indebtedness remains outstanding under the Credit Agreement.

         During 1998, approximately $5.7 due to Products Corporation from Holdings was offset against certain notes payable to Holdings.

         Products Corporation's Credit Agreement is supported by, among other things, guarantees from Holdings and certain of its subsidiaries. The obligations under such guarantees are secured by, among other things, (i) the capital stock and certain assets of certain subsidiaries of Holdings and (ii) until the disposition of the Edison facility in August 1998, a mortgage on the Edison facility.

         Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings. No such borrowings were outstanding as of December 31, 1998, 1997 or 1996. The interest rates for such borrowings are more favorable to Products Corporation than interest rates under the Credit Agreement and, for borrowings occurring prior to the execution of the Credit Agreement, the credit facilities in effect at the time of such borrowing. The amount of interest paid by Products Corporation for such borrowings for 1998, 1997 and 1996 was $0.8, $0.6 and $0.5, respectively.

         During 1998, the Company made advances of $0.25 and $0.3 to Mr. Fellows and Ms. Dwyer, respectively. During 1998, the Company made an advance of $0.4 to Mr. Levin, which advance was repaid in January 1999.

         In November 1993, Products Corporation assigned to Holdings a lease for warehouse space in New Jersey (the "N.J. Warehouse") between Products Corporation and a trust established for the benefit of certain family members of the Chairman of the Board. The N.J. Warehouse had become vacant as a result of divestitures and restructuring of Products Corporation. The lease has annual lease payments of approximately $2.3 and terminates on June 30, 2005. In consideration for Holdings assuming all liabilities and obligations under the lease, Products Corporation paid Holdings $7.5 (for which a liability was previously recorded) in three installments of $2.5 each in January 1994, January 1995 and January 1996. A nationally recognized investment banking firm rendered its written opinion that the terms of the lease transfer were fair from a financial standpoint to Products Corporation. During 1996 Products Corporation paid certain costs associated with the N.J. Warehouse on behalf of Holdings and was reimbursed by Holdings for such amounts. The amounts reimbursed by Holdings to the Company for such costs were $0.2 for 1996.

         During 1997 and 1996, Products Corporation used an airplane owned by a corporation of which Messrs. Gittis, Drapkin and, during 1996, Levin, were the sole stockholders, for which Products Corporation paid approximately $0.2 and $0.2 for 1997 and 1996, respectively.

         During 1998 and 1997, Products Corporation purchased products from a company that was an affiliate of the

Company during part of 1998, for which it paid approximately $0.4 and $0.9, respectively.

         During 1997, Products Corporation provided licensing services to a company that was an affiliate of the Company during 1997 and part of 1998, for which Products Corporation was paid approximately $0.7 in 1997. In connection with the termination of the licensing arrangement and its agreement to provide consulting services during 1998, Products Corporation received payments of $2.0 in 1998 and is entitled to receive an additional $1.0 in 1999.

         A company that was an affiliate of the Company during 1996, 1997 and 1998 assembled lipstick cases for Products Corporation. Products Corporation paid approximately $1.1, $0.9 and $1.0 for such services for 1998, 1997 and 1996, respectively.

17. COMMITMENTS AND CONTINGENCIES

         The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating lease agreements. Rental expense was $43.7, $46.1 and $46.7 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 1998 aggregated $164.0; such commitments for each of the five years subsequent to December 31, 1998 are $37.4, $33.4, $27.4, $24.6 and $12.8, respectively.
Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $5.1.

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

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations:

                                                                          YEAR ENDED DECEMBER 31, 1998
                                                              -----------------------------------------------------
                                                                 1ST           2ND            3RD            4TH
                                                               QUARTER       QUARTER        QUARTER        QUARTER
                                                              ---------     ---------      ---------      ---------
Net sales .................................................   $   497.8     $   575.3      $   548.6      $   630.5
Gross profit ..............................................       334.5         381.3          362.5          408.2
(Loss) income from continuing operations ..................       (15.3)         11.7           12.7(a)       (36.4)(a)
Loss from discontinued operations .........................        (4.6)        (26.9)            --          (32.7)
Extraordinary items-early extinguishments of debt .........       (38.2)        (13.5)            --             --
Net (loss) income .........................................       (58.1)        (28.7)          12.7          (69.1)
Basic (loss) income per common share:
 (Loss) income from continuing operations .................   $   (0.30)    $    0.23      $    0.25      $   (0.71)
 Loss from discontinued operations ........................       (0.09)        (0.53)            --          (0.64)
 Extraordinary items ......................................       (0.75)        (0.26)            --             --
                                                              ---------     ---------      ---------      ---------
 Net (loss) income per common share .......................   $   (1.14)    $   (0.56)     $    0.25      $   (1.35)
                                                              =========     =========      =========      =========
Diluted (loss) income per common share:
 (Loss) income from continuing operations .................   $   (0.30)    $    0.22      $    0.24      $   (0.71)
 Loss from discontinued operations ........................       (0.09)        (0.51)            --          (0.64)
 Extraordinary items. .....................................       (0.75)        (0.26)            --             --
                                                              ---------     ---------      ---------      ---------
 Net (loss) income per common share .......................   $   (1.14)    $   (0.55)     $    0.24      $   (1.35)
                                                              =========     =========      =========      =========


                                                                          YEAR ENDED DECEMBER 31, 1997
                                                              -----------------------------------------------------
                                                                 1ST           2ND            3RD            4TH
                                                               QUARTER       QUARTER        QUARTER        QUARTER
                                                              ---------     ---------      ---------      ---------
Net sales .................................................   $   480.0     $   537.7      $   581.0      $   639.9
Gross profit. .............................................       319.6         356.5          389.3          430.1
(Loss) income from continuing operations ..................       (22.6)          8.4           34.6           37.4
(Loss) income from discontinued operations ................        (2.8)          1.0           (1.5)           4.0
Extraordinary items-early extinguishments of debt .........          --         (14.9)            --             --
Net (loss) income .........................................       (25.4)         (5.5)          33.1           41.4
Basic (loss) income per common share:
 (Loss) income from continuing operations .................   $   (0.44)    $    0.16      $    0.68      $    0.73
 (Loss) income from discontinued operations ...............       (0.06)         0.02          (0.03)          0.08
 Extraordinary items ......................................          --         (0.29)            --             --
                                                              ---------     ---------      ---------      ---------
 Net (loss) income per common share .......................   $   (0.50)    $   (0.11)     $    0.65      $    0.81
                                                              =========     =========      =========      =========
Diluted (loss) income per common share:
 (Loss) income from continuing operations .................   $   (0.44)    $    0.16      $    0.67      $    0.72
 (Loss) income from discontinued operations ...............       (0.06)         0.02          (0.03)          0.08
 Extraordinary items ......................................          --         (0.29)            --             --
                                                              ---------     ---------      ---------      ---------
 Net (loss) income per common share .......................   $   (0.50)    $   (0.11)     $    0.64      $    0.80
                                                              =========     =========      =========      =========




         (a) Includes a non-recurring gain of $7.1 in the third quarter and non-recurring charges, net, of $42.9 in the fourth quarter (See Note 4).

19. GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 1998, the Company had operations established in 26 countries outside of the United States and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.4%, 5.8% and 6.3% of the Company's net sales for 1998, 1997 and 1996, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 1998, 1997 and 1996, one customer and its affiliates accounted for approximately 10.1%, 10.3% and 10.5% of the Company's consolidated net sales, respectively.


                                                              YEAR ENDED DECEMBER 31,
GEOGRAPHIC AREAS:                                   ------------------------------------------
                                                       1998            1997            1996
 Net sales:                                         ----------      ----------      ----------
   United States ...............................    $  1,338.5      $  1,300.2      $  1,182.3
   International ...............................         913.7           938.4           909.8
                                                    ----------      ----------      ----------
                                                    $  2,252.2      $  2,238.6      $  2,092.1
                                                    ==========      ==========      ==========

                                                            DECEMBER 31,
                                                    --------------------------
 Long-lived assets:                                    1998            1997
                                                    ----------      ----------
   United States ...............................    $    637.9      $    545.4
   International ...............................         287.4           280.5
                                                    ----------      ----------
                                                    $    925.3      $    825.9
                                                    ==========      ==========

CLASSES OF SIMILAR PRODUCTS:                                  YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
 Net sales:                                            1998            1997            1996
                                                    ----------      ----------      ----------
   Cosmetics, skin care and fragrances .........    $  1,309.7      $  1,319.6      $  1,216.3
   Personal care and professional ..............         942.5           919.0           875.8
                                                    ----------      ----------      ----------
                                                    $  2,252.2      $  2,238.6      $  2,092.1
                                                    ==========      ==========      ==========

                                                                    SCHEDULE II


                          REVLON, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (DOLLARS IN MILLIONS)

                                              BALANCE AT     CHARGED TO                         BALANCE
                                               BEGINNING      COST AND           OTHER          AT END
                                                OF YEAR       EXPENSES         DEDUCTIONS       OF YEAR
                                             ------------   ------------   -----------------   ---------
YEAR ENDED DECEMBER 31, 1998:
Applied against asset accounts:
 Allowance for doubtful accounts .........      $ 12.0        $  4.5           $  (2.5)(1)       $ 14.0
 Allowance for volume and early payment
   discounts .............................      $ 13.9        $ 44.8           $ (44.2)(2)       $ 14.5

YEAR ENDED DECEMBER 31, 1997:
Applied against asset accounts:
 Allowance for doubtful accounts .........      $ 12.9        $  3.6           $  (4.5)(1)       $ 12.0
 Allowance for volume and early payment
   discounts .............................      $ 12.0        $ 46.8           $ (44.9)(2)       $ 13.9

YEAR ENDED DECEMBER 31, 1996:
Applied against asset accounts:
 Allowance for doubtful accounts .........      $ 13.6        $  7.1           $  (7.8)(1)       $ 12.9
 Allowance for volume and early payment
   discounts .............................      $ 10.1        $ 43.8           $ (41.9)(2)       $ 12.0

----------
Notes:

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

                                                   Revlon, Inc.
                                                   (Registrant)


By: /s/  George Fellows                   By: /s/    Frank J. Gehrmann              By: /s/    Lawrence E. Kreider
  -------------------------------------   ----------------------------------------  ----------------------------------------
             George Fellows                              Frank J. Gehrmann                         Lawrence E. Kreider
             President,                                  Executive Vice                            Senior Vice
             Chief Executive Officer                     President and                             President,
             and Director                                Chief Financial Officer                   Controller and
                                                                                                   Chief Accounting Officer



Dated: March 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 3, 1999 and in the capacities indicated.


Signature                                    Title

*                                            Chairman of the Board and Director
----------------------------------
(Ronald O. Perelman)

/s/ George Fellows                           President, Chief Executive Officer and Director
-----------------------------------
    (George Fellows)

*                                            Vice Chairman, Chief Administrative Officer and
-----------------------------------          Director
(Irwin Engelman)

*                                            Director
-----------------------------------
(Jerry W. Levin)

*                                            Director
-----------------------------------
(William J. Fox)

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

*                                            Director
-----------------------------------
(Edward J. Landau)

*                                            Director
-----------------------------------
(Vernon E. Jordan)

*                                            Director
-----------------------------------
(Henry A. Kissinger)

*                                            Director
-----------------------------------
(Meyer Feldberg)

*                                            Director
-----------------------------------
(Linda Gosden Robinson)

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