Form 10-Q
period 1999-09-30
REVLON INC /DE/
filed 1999-11-15
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

As of September 30, 1999, 19,992,837 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by REV Holdings Inc., an indirect wholly owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 20

                          REVLON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1999                 1998
                                                                                ---------------     ---------------
                                                                                 (Unaudited)
                         ASSETS
Current assets:
      Cash and cash equivalents ..............................................     $     97.7          $     34.7
      Trade receivables, less allowances of $28.4
            and $28.5, respectively ..........................................          447.7               536.0
      Inventories ............................................................          301.6               264.1
      Prepaid expenses and other .............................................           60.9                69.9
                                                                                   ----------          ----------
            Total current assets .............................................          907.9               904.7
Property, plant and equipment, net ...........................................          359.3               378.9
Other assets .................................................................          169.8               173.5
Intangible assets, net .......................................................          362.3               372.9
                                                                                   ----------          ----------
            Total assets .....................................................     $  1,799.3          $  1,830.0
                                                                                   ==========          --========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties ..................................     $     34.4          $     27.9
      Current portion of long-term debt - third parties ......................            6.3                 6.0
      Accounts payable .......................................................          170.7               134.8
      Accrued expenses and other .............................................          390.5               389.7
                                                                                   ----------          ----------
            Total current liabilities ........................................          601.9               558.4
Long-term debt - third parties ...............................................        1,811.0             1,629.9
Long-term debt - affiliates ..................................................           24.1                24.1
Other long-term liabilities ..................................................          246.2               265.6

Stockholders' deficiency:
      Preferred stock, par value $.01 per share; 20,000,000 shares authorized,
            546 shares of Series A Preferred Stock
            issued and outstanding ...........................................           54.6                54.6
      Class B Common Stock, par value $.01 per share; 200,000,000
            shares authorized, 31,250,000 issued and outstanding .............            0.3                 0.3
      Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 19,992,837 and 19,986,771 issued and
            outstanding, respectively ........................................            0.2                 0.2
      Capital deficiency .....................................................         (228.4)             (228.5)
      Accumulated deficit since June 24, 1992 ................................         (604.8)             (402.0)
      Accumulated other comprehensive loss ...................................         (105.8)              (72.6)
                                                                                   ----------          ----------
            Total stockholders' deficiency ...................................         (883.9)             (648.0)
                                                                                   ----------          ----------
            Total liabilities and stockholders' deficiency ...................     $  1,799.3          $  1,830.0
                                                                                   ==========          ==========

           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                            ---------------------------   --------------------------
                                                                1999           1998           1999          1998
                                                            ------------   ------------   ------------  ------------
Net sales ................................................  $      452.4   $      548.6   $    1,446.9  $    1,621.7
Cost of sales.............................................         170.0          186.1          510.6         543.4
                                                            ------------   ------------   ------------  ------------
     Gross profit ........................................         282.4          362.5          936.3       1,078.3
Selling, general and administrative expenses .............         403.5          322.6        1,001.0         958.2
Business consolidation costs and other, net...............           4.4           (7.1)          22.1          (7.1)
                                                            ------------   ------------   ------------  ------------

     Operating (loss) income .............................        (125.5)          47.0          (86.8)        127.2
                                                            ------------   ------------   ------------  ------------

Other expenses (income):
     Interest expense ....................................          36.8           33.0          108.6         103.3
     Interest income .....................................          (0.4)          (1.4)          (1.9)         (3.8)
     Amortization of debt issuance costs..................           0.8            1.1            3.3           3.9
     Foreign currency losses, net.........................           0.2            1.9            0.2           4.7
     Miscellaneous, net...................................          (0.1)           0.4            0.2           3.6
                                                            ------------   ------------   ------------  ------------
          Other expenses, net.............................          37.3           35.0          110.4         111.7
                                                            ------------   ------------   ------------  ------------

(Loss) income from continuing operations
     before income taxes..................................        (162.8)          12.0         (197.2)         15.5

Provision (benefit) for income taxes .....................           1.9           (0.7)           5.6           6.4
                                                            ------------   ------------   ------------  ------------

(Loss) income from continuing operations..................        (164.7)          12.7         (202.8)          9.1

Loss from discontinued operations ........................            --             --             --         (31.5)


Extraordinary items - early extinguishment of debt .......            --             --             --         (51.7)

                                                            ------------   ------------   ------------  ------------
Net (loss) income.........................................  $     (164.7)  $       12.7   $     (202.8) $      (74.1)
                                                            ============   ============   ============  ============

 Basic (loss) income per common share:
      (Loss) income from continuing operations ...........  $      (3.21)  $       0.25   $      (3.96) $       0.18
      Loss from discontinued operations ..................            --             --             --         (0.62)
      Extraordinary items ................................            --             --             --         (1.01)
                                                            ------------   ------------   ------------  ------------
      Net (loss) income per common share..................  $      (3.21)  $       0.25   $      (3.96) $      (1.45)
                                                            ============   ============   ============  ============

 Diluted (loss) income per common share:
      (Loss) income from continuing operations ...........  $      (3.21)  $       0.24   $      (3.96) $       0.17
      Loss from discontinued operations ..................            --             --             --         (0.60)
      Extraordinary items ................................            --             --             --         (0.99)
                                                            ------------   ------------   ------------  ------------
      Net (loss) income per common share..................  $      (3.21)  $       0.24   $      (3.96) $      (1.42)
                                                            ============   ============   ============  ============

 Weighted average number of common shares outstanding:
      Basic ..............................................    51,242,837     51,234,946     51,239,344    51,211,511
                                                            ============   ============   ============  ============
      Dilutive............................................    51,242,837     52,175,749     51,239,344    52,326,097
                                                            ============   ============   ============  ============


           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)


                                                                                                        ACCUMULATED
                                                                                                           OTHER         TOTAL
                                                      PREFERRED   COMMON     CAPITAL      ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                                        STOCK     STOCK     DEFICIENCY      DEFICIT       LOSS (A)     DEFICIENCY
                                                      ---------   ------    ----------    -----------  -------------  ------------
Balance, January 1, 1998............................  $  54.6     $  0.5    $ (231.1)      $ (258.8)     $  (23.7)      $ (458.5)
     Issuance of common stock.......................                             2.6                                         2.6
     Comprehensive loss:
             Net loss...............................                                          (74.1)                       (74.1)
             Revaluation of marketable securities...                                                         (2.4)          (2.4)
             Currency translation adjustment........                                                        (10.3)(b)      (10.3)
                                                                                                                        ---------
     Total comprehensive loss.......................                                                                       (86.8)
                                                      --------    -------   ---------      ---------     ---------      ---------
Balance, September 30, 1998.........................  $  54.6     $  0.5    $ (228.5)      $ (332.9)     $  (36.4)      $ (542.7)
                                                      ========    =======   =========      =========     =========      =========

Balance, January 1, 1999............................  $  54.6     $  0.5    $ (228.5)      $ (402.0)     $  (72.6)      $ (648.0)
     Issuance of common stock.......................                             0.1                                         0.1
     Comprehensive loss:
             Net loss...............................                                         (202.8)                      (202.8)
             Revaluation of marketable securities...                                                         (0.9)          (0.9)
             Currency translation adjustment........                                                        (32.3)         (32.3)
                                                                                                                        ---------
     Total comprehensive loss.......................                                                                      (236.0)
                                                      --------    -------   ---------      ---------     ---------      ---------
Balance, September 30, 1999.........................  $  54.6     $  0.5    $ (228.4)      $ (604.8)     $ (105.8)      $ (883.9)
                                                      ========    =======   =========      =========     =========      =========



--------------------
 (a) Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.9 and $2.4 as of September 30, 1999 and 1998, respectively, currency translation adjustments of $69.4 and $29.5 as of September 30, 1999 and 1998, respectively, and adjustments for the minimum pension liability of $32.5 and $4.5 as of September 30, 1999 and 1998, respectively.
 (b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $2.2 for realized gains associated with the sale of certain assets outside the United States.




           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   ---------------------------
                                                                                     1999             1998
                                                                                   ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $ (202.8)       $    (74.1)
Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization .............................................       90.9              80.6
     Loss (gain) on sale of business interests and certain assets, net .........        1.6              (7.1)
     Loss from discontinued operations .........................................         --              31.5
     Extraordinary items .......................................................         --              51.7
     Change in assets and liabilities:
          Decrease in trade receivables ........................................       74.7              14.2
          Increase in inventories ..............................................      (44.5)            (50.5)
          Decrease (increase) in prepaid expenses and
                       other current assets ....................................        7.0              (5.8)
          Increase in accounts payable .........................................       39.9               3.0
          Decrease in accrued expenses and other
                       current liabilities .....................................       (8.3)            (76.4)
          Other, net ...........................................................      (49.3)            (63.9)
                                                                                   ---------       -----------
Net cash used for operating activities .........................................      (90.8)            (96.8)
                                                                                   ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................      (31.4)            (40.5)
Acquisition of businesses, net of cash acquired ................................         --             (57.6)
Proceeds from the sale of business interests and certain assets ................        1.6              13.7
                                                                                   ---------       -----------
Net cash used for investing activities .........................................      (29.8)            (84.4)
                                                                                   ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties ..........................        8.1               1.3
Proceeds from the issuance of long-term debt - third parties ...................      515.1           1,178.9
Repayment of long-term debt - third parties ....................................     (336.3)           (961.8)
Net proceeds from issuance of common stock .....................................        0.1               1.1
Proceeds from the issuance of debt - affiliates ................................       67.1             105.9
Repayment of debt - affiliates .................................................      (67.1)           (110.6)
Payment of debt issuance costs .................................................         --             (16.5)
                                                                                   ---------       -----------
Net cash provided by financing activities ......................................      187.0             198.3
                                                                                   ---------       -----------
Effect of exchange rate changes on cash and cash equivalents ...................       (3.4)             (2.0)
Net cash used by discontinued operations .......................................         --             (16.9)
                                                                                   ---------       -----------
     Net increase (decrease) in cash and cash equivalents ......................       63.0              (1.8)
     Cash and cash equivalents at beginning of period ..........................       34.7              37.4
                                                                                   ---------       -----------
     Cash and cash equivalents at end of period ................................   $   97.7        $     35.6
                                                                                   =========       ===========

Supplemental schedule of cash flow information:
     Cash paid during the period for:
          Interest .............................................................   $  120.1        $    116.2
          Income taxes, net of refunds .........................................        6.1               9.8

 Supplemental schedule of noncash investing activities:
     Liabilities assumed in connection with business acquisitions:
           Fair value of assets acquired .......................................   $     --        $     74.5
           Cash paid ...........................................................         --             (57.6)
                                                                                   ---------       -----------
           Liabilities assumed .................................................   $     --        $     16.9
                                                                                   =========       ===========


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

     The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the nine months ended September 30, 1999 and 1998, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $19.2 and $48.4, respectively, and such amounts were deferred.

     Effective January 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

(2)  INVENTORIES

                                                        September 30,   December 31,
                                                           1999            1998
                                                       -------------   -------------
Raw materials and supplies .....................            $ 90.0          $ 78.2
Work-in-process ................................              19.6            14.4
Finished goods .................................             192.0           171.5
                                                            ------          ------
                                                            $301.6          $264.1
                                                            ======          ======

                         REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


(3)  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     The basic income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during each of the periods presented. The diluted income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding and when appropriate the dilutive effect of stock options. The Company's outstanding stock options represent the only dilutive potential common stock outstanding. The number of shares used in the calculation of diluted income (loss) per common share was greater than the number of shares used in the calculation of basic income (loss) per common share by 940,803 and 1,114,586 for the three month and nine month periods ended September 30, 1998, respectively. The number of shares used in the calculations of basic and diluted loss per common share was the same for the three month and nine month periods ended September 30, 1999, respectively, as the effect of shares otherwise assumed to be issued as a result of the exercise of the related stock options would have been antidilutive.

(4)  BUSINESS CONSOLIDATION COSTS AND OTHER, NET

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first quarter of 1999, the Company recorded a net charge of $8.2 relating to such restructuring plan, principally for additional employee severance and other personnel benefits, and continued to implement such restructuring plan during the second quarter of 1999 during which it recorded a charge of $8.5 for employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business as to which a charge of $1.0 is included in the table below. In the third quarter of 1999, the Company recorded an additional charge of $3.8 relating to the restructuring plan for employee severance and other personnel benefits, as well as costs associated with the exit from a leased facility. In the third quarter of 1999, the Company also consummated the exit from the non-core business referred to above, as to which an additional charge of $0.6 is included in the table below.

     Of the 720 employees and the 493 employees for whom severance and other personnel benefits were included in the charges for the fourth quarter 1998 and the nine month period ended September 30, 1999, respectively, the Company had terminated 1,013 employees by September 30, 1999.

     Details of the activity described above during the nine month period ended September 30, 1999 are as follows:


                                          Balance                                Utilized, Net               Balance
                                           As Of                           ---------------------------        As Of
                                           1/1/99        Expenses, Net        Cash            Noncash        9/30/99
                                        ------------   -----------------   -----------     -----------     ------------
Employee severance and other
     personnel benefits .............   $  24.9            $  20.5          $ (27.2)        $  --           $  18.2
Factory, warehouse, office
    and other costs .................      12.1                1.6             (4.9)           (0.3)            8.5
                                        -------            -------          -------         -------         -------
                                        $  37.0            $  22.1          $ (32.1)        $  (0.3)        $  26.7
                                        =======            =======          =======         =======         =======

     In the third quarter of 1998 the Company recognized a gain of approximately $7.1 on the sale of the wigs and hairpieces portion of its U.S. operation.

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)




(5) LONG-TERM DEBT

     In November 1998, Products Corporation issued and sold $250.0 principal amount of 9% Senior Notes due 2006 (the "9% Notes"), of which $200.0 was used to temporarily reduce borrowings under the Credit Agreement (as hereinafter defined) then in effect in anticipation of the redemption referred to below. On June 1, 1999, Products Corporation redeemed the $200.0 principal amount of
9 1/2% Senior Notes due 1999 (the "1999 Notes") with borrowings from the Credit Agreement.

     The Credit Agreement contained financial covenants requiring Products Corporation to maintain minimum interest coverage and to limit its leverage ratio, among other things. As a result of the loss from continuing operations before taxes incurred by Products Corporation in the quarter ended September 30, 1999, the interest coverage and leverage ratios specified in the Credit Agreement were not achieved at September 30, 1999. The Credit Agreement was amended on November 10, 1999 to (i) eliminate the interest coverage ratio and leverage ratio covenants from the quarter ended September 30, 1999 through the year 2000 and to modify those covenants for the years 2001 and 2002; (ii) add a minimum EBITDA covenant for the year 2000; (iii) limit the amount that Products Corporation may spend for capital expenditures and investments including acquisitions; (iv) permit the sale of Products Corporation's worldwide professional products business and its non-core Latin American brands Colorama, Juvena, Bozzano and Plusbelle (such sales, the "Asset Sales") (see Note 7); (v) change the reduction of the aggregate commitment that is required upon consummation of any Asset Sale to an amount equal to 60% of the Net Proceeds (as defined in the Credit Agreement) from such Asset Sale as opposed to 100% of such Net Proceeds as provided under the Credit Agreement prior to the amendment; (vi) increase the "applicable margin" by 3/4 of 1% and (vii) permit the amendment of the Japanese yen-denominated credit agreement (the "Yen Credit Agreement") described below. Until the Asset Sales are consummated, the aggregate commitment under the Credit Agreement, along with the originally scheduled reductions thereof, remains as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     On November 12, 1999, the borrower under the Yen Credit Agreement executed an amendment to the Yen Credit Agreement to eliminate the amortization payment due in March 2000 and to provide that the final maturity date of the Yen Credit Agreement will be the earlier of (i) the closing date of the sale of Products Corporation's professional products business and (ii) December 31, 2000.

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)




(6)  GEOGRAPHIC INFORMATION

     The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 3.9% and 5.5% of the Company's net sales for the third quarter of 1999 and 1998, respectively, and 3.9% and 5.6% of the Company's net sales for the nine months ended September 30, 1999 and 1998, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.


                                                                      Three Months Ended      Nine Months Ended
GEOGRAPHIC AREAS:                                                         September 30,         September 30,
                                                                       ----------------      --------------------
       Net sales:                                                       1999      1998          1999        1998
                                                                       ------   -------      --------    --------
             United States...................................          $250.0    $334.3      $  847.1    $  958.3
             International...................................           202.4     214.3         599.8       663.4
                                                                       ------     -----      --------    --------
                                                                       $452.4    $548.6      $1,446.9    $1,621.7
                                                                       ======     =====      ========    ========
                                                                    September 30, December 31,
       Long-lived assets:                                               1999        1998
                                                                       ------      ------
             United States...................................          $626.8      $637.9
             International...................................           264.6       287.4
                                                                       ------      ------
                                                                       $891.4      $925.3
                                                                       ======      ======


                                                                      Three Months Ended      Nine Months Ended
CLASSES OF SIMILAR PRODUCTS:                                             September 30,           September 30,
                                                                       ----------------      --------------------
       Net sales:                                                       1999      1998         1999       1998
                                                                       ------    ------      --------    --------
             Cosmetics, skin care and fragrances.............          $243.0    $307.8      $  782.7    $  942.0
             Personal care and professional..................           209.4     240.8         664.2       679.7
                                                                       ------    ------      --------    --------
                                                                       $452.4    $548.6      $1,446.9    $1,621.7
                                                                       ======    ======      ========    ========

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)




(7)  SUBSEQUENT EVENTS

     On October 1, 1999 the Company announced that it had completed its review of strategic alternatives to maximize shareholder value and had decided to pursue the sale of its worldwide professional products business and its non-core Latin American brands Colorama, Juvena, Bozzano and Plusbelle. The Company is negotiating or in active discussions with prospective purchasers and, subject to reaching agreement on terms and documentation, anticipates consummating the sales during the first quarter of 2000. The Company intends that proceeds, net of fees, expenses and transaction-related charges, will be applied to reduce borrowings. The Company has determined not to sell its remaining cosmetics, personal care, fragrances and skin treatment businesses.

     In October and November 1999 purported class actions were filed by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman and Ted Parris, individually and on behalf of others similarly situated to them, in the United States District Court for the Southern District of New York, against the Company and certain of its present and former officers and directors and against the Company's independent auditors in the Comport and Hoffman/Parris cases, alleging, among other things, violations of Rule 10b-5 under the Securities Exchange Act of 1934, as amended, through the alleged use of deceptive accounting practices during the period from October 29, 1997 through October 2, 1998, inclusive, in the Comport and Hoffman/Parris cases and October 30, 1997 through October 1, 1999, inclusive, in the Spitz and Ezeir cases. Each of the actions seeks a declaration that it is properly brought as a class action, and unspecified damages, attorney fees and other costs. The Company believes the allegations contained in these suits to be without merit and intends to vigorously defend against them.

     On November 1, 1999 the Company elected Jeffrey M. Nugent, formerly worldwide President of Neutrogena Corporation Inc., as President and Chief Executive Officer, effective December 5, 1999, and George Fellows resigned as Director and President and Chief Executive Officer.

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales for the three month and nine month periods ended September 30, 1999 and 1998, respectively:


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                     -----------------   -------------------
Net sales:                            1999       1998      1999       1998
                                     ------     ------   --------   --------
   United States................     $250.0     $334.3     $847.1    $958.3
   International................      202.4      214.3      599.8     663.4
                                     ------     ------   --------   --------
                                     $452.4     $548.6   $1,446.9   $1,621.7
                                     ======     ======   ========   ========

     The following sets forth certain statements of operations data as a percentage of net sales for the three month and nine month periods ended September 30, 1999 and 1998, respectively:

                                               Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                                ----------------         ----------------
                                                1999        1998         1999        1998
                                                ----        ----         ----        ----
Cost of sales .............................     37.6%       33.9%        35.3%       33.5%
Gross profit ..............................     62.4        66.1         64.7        66.5
Selling, general and administrative
    expenses ("SG&A")  ....................     89.2        58.8         69.2        59.1
Business consolidation costs and other, net      0.9        (1.3)         1.5        (0.4)
Operating (loss) income ...................    (27.7)        8.6         (6.0)        7.8





NET SALES

     Net sales were $452.4 and $548.6 for the third quarters of 1999 and 1998, respectively, a decrease of $96.2, or 17.5% on a reported basis (a decrease of 15.4% on a constant U.S. dollar basis), and were $1,446.9 and $1,621.7 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $174.8, or 10.8% on a reported basis (a decrease of 8.4% on a constant U.S. dollar basis).

     United States. Net sales in the United States were $250.0 for the third quarter of 1999 compared to $334.3 for the third quarter of 1998, a decrease of $84.3, or 25.2%, and were $847.1 for the nine months ended September 30, 1999 compared to $958.3 for the nine months ended September 30, 1998, a decrease of $111.2, or 11.6%. Net sales for the third quarter and nine months ended September 30, 1999 were adversely affected by slower than anticipated category growth, competitive activities and a reduction in the level of Company shipments to certain retailers in accordance with such retailers' new, lower inventory target levels. The reduction of inventory shipments will continue and is expected to adversely impact sales at least through the fourth quarter of 1999.

     REVLON brand color cosmetics continued as the number one brand in dollar market share in the U.S. self-select distribution channel. New products in the nine months ended September 30, 1999 included EVERYLASH mascara, MOISTURESTAY

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



SHEER LIP COLOR, REVLON AGE DEFYING compact makeup, WET/DRY EYE SHADOW, ALMAY STAY SMOOTH lip makeup and mascara, ALMAY FOUNDATION with the Skin Stays Clean attributes, products in the ALMAY ONE COAT collection, MITCHUM COOL DRY antiperspirant and COLORSTAY Liquid Lip.

     International. Net sales outside the United States were $202.4 for the third quarter of 1999 compared to $214.3 for the comparable 1998 period, a decrease of $11.9, or 5.6%, on a reported basis (an increase of 0.4% on a constant U.S. dollar basis), and were $599.8 for the nine months ended September 30, 1999 compared to $663.4 for the nine months ended September 30, 1998, a decrease of $63.6, or 9.6%, on a reported basis (a decrease of 3.5% on a constant U.S. dollar basis). Net sales for the third quarter and nine months ended September 30, 1999 on a constant U.S. dollar basis were affected by unfavorable economic conditions in certain markets outside the U.S., which restrained consumer and trade demand, and lower sales in certain markets. The decrease in net sales for the third quarter and the nine months ended September 30, 1999 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies, particularly the Brazilian real, partially offset by the weakening of the U.S. dollar against the Japanese yen. Sales outside the United States are divided into three geographic regions. In Europe, which is comprised of Europe, the Middle East and Africa, net sales decreased by 2.5% on a reported basis to $89.0 for the third quarter of 1999 as compared to the third quarter of 1998 (an increase of 2.6% on a constant U.S. dollar basis), and decreased by 8.8% on a reported basis to $271.2 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 (a decrease of 5.1% on a constant U.S. dollar basis). In the Western Hemisphere, which is comprised of Canada, Mexico, Central America, South America and Puerto Rico, net sales decreased by 14.3% on a reported basis to $77.0 for the third quarter of 1999 as compared to the third quarter of 1998 (a decrease of 2.4% on a constant U.S. dollar basis), and decreased by 14.5% on a reported basis to $223.3 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 (a decrease of 1.5% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $17.5 on a reported basis for the third quarter of 1999 compared to $30.1 for the third quarter of 1998, a decrease of $12.6, or 41.9% (a decrease of 7.6% on a constant U.S. dollar basis), and were $56.9 for the nine months ended September 30, 1999 on a reported basis compared to $91.3 for the nine months ended September 30, 1998, a decrease of $34.4, or 37.7% (a decrease of 3.5% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real. In the Far East, net sales increased by 9.6% on a reported basis to $36.4 for the third quarter of 1999 as compared to the third quarter of 1998 (an increase of 1.2% on a constant U.S. dollar basis), and increased by 0.6% on a reported basis to $105.3 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 (a decrease of 3.2% on a constant U.S. dollar basis). Net sales outside the United States, including, without limitation, in Brazil, were, and may continue to be, adversely impacted by generally weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations and competitive activities in certain markets.

Cost of sales

     As a percentage of net sales, cost of sales was 37.6% for the third quarter of 1999 compared to 33.9% for the third quarter of 1998, and 35.3% for the nine months ended September 30, 1999 compared to 33.5% for the nine months ended September 30, 1998. The increase in cost of sales as a percentage of net sales for the third quarter and nine months ended September 30, 1999 compared to the comparable 1998 periods is due to changes in product mix, the effect of weaker local currencies on the cost of imported purchases by subsidiaries outside the U.S. and the effect of lower net sales.

SG&A expenses

     As a percentage of net sales, SG&A expenses were 89.2% ($403.5) for the third quarter of 1999 compared to 58.8% ($322.6) for the third quarter of 1998, and were 69.2% ($1,001.0) for the nine months ended September 30, 1999 compared to 59.1% ($958.2) for the nine months ended September 30, 1998. SG&A expenses in the 1999 periods reflect increased brand support as a percentage of net sales partially offset by cost savings achieved from the Company's restructuring program. The increases in SG&A expenses as a percentage of net sales are due in large measure to the reduced levels of sales coupled with the Company's decision to maintain throughout the second half of 1999 brand support intended to drive consumer purchasing and facilitate the inventory reduction process by U.S. retailers referred to earlier.

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)




Business consolidation costs and other, net

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first quarter of 1999, the Company recorded a net charge of $8.2 relating to such restructuring plan, principally for additional employee severance and other personnel benefits and continued to implement such restructuring plan during the second quarter of 1999 during which it recorded a charge of $8.5 for employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business as to which a charge of $1.0 is included in business consolidation costs and other, net. In the third quarter of 1999, the Company recorded an additional charge of $3.8 relating to the restructuring plan for employee severance and other personnel benefits, as well as costs associated with the exit from a leased facility. In the third quarter of 1999, the Company also consummated the exit from the non-core business referred to above, as to which an additional charge of $0.6 is included in business consolidation costs and other, net. In the third quarter of 1998 the Company recognized a gain of approximately $7.1 on the sale of the wigs and hairpieces portion of its U.S. operation.

Operating (loss) income

     As a result of the foregoing, operating (loss) for the third quarter of 1999 was $(125.5) compared to operating income of $47.0 for the third quarter of 1998 and an operating (loss) of $(86.8) for the nine months ended September 30, 1999 compared to operating income of $127.2 for the nine months ended September 30, 1998.

Other expenses/(income)

     Interest expense was $36.8 for the third quarter of 1999 compared to $33.0 for the third quarter of 1998 and $108.6 for the nine months ended September 30, 1999 compared to $103.3 for the nine months ended September 30, 1998. The increase in interest expense for the third quarter and nine months ended September 30, 1999 as compared to the comparable 1998 periods is due to higher average outstanding debt and higher interest rates under the Credit Agreement, partially offset by lower interest rates as a result of the refinancings in 1998.

     Foreign currency losses, net, were $0.2 for the third quarter of 1999 compared to $1.9 in the third quarter of 1998 and $0.2 for the nine months ended September 30, 1999 compared to $4.7 for the nine months ended September 30, 1998. Foreign currency losses, net, for the third quarter and the nine months ended September 30, 1998 were comprised primarily of losses in several markets in Latin America.

Provision (benefit) for income taxes

     The provision (benefit) for income taxes was $1.9 for the third quarter of 1999 compared to $(0.7) for the third quarter of 1998 and $5.6 for the nine months ended September 30, 1999 compared to $6.4 for the nine months ended September 30, 1998. The decrease during the nine months ended September 30, 1999 compared with the corresponding 1998 period was primarily due to lower taxable income outside the United States.

Discontinued operations

     During 1998, the Company determined to exit the retail and outlet store business comprised of its approximately 85% ownership interest in The Cosmetic Center, Inc. ("CCI") and, accordingly, the results of operations of CCI have been reported as discontinued operations for the 1998 periods along with the then estimated loss on disposal of such operations. By the end of 1998, the Company completed the disposition of its approximately 85% equity interest in CCI.

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)




Extraordinary items

     The extraordinary item of $51.7 in the 1998 period resulted from the write-off of deferred financing costs and payment of call premiums associated with the redemption in March 1998 of Products Corporation's 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") and the redemption in April 1998 of Products Corporation's 9 3/8% Senior Notes due 2001 (the "Senior Notes").

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities was $90.8 and $96.8 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net cash used for operating activities for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was the result of changes in working capital, partially offset by operating losses and increased use of cash for business consolidation costs during the nine months ended September 30, 1999.

     Net cash used for investing activities was $29.8 and $84.4 for the nine months ended September 30, 1999 and 1998, respectively. Net cash used for investing activities in the 1999 period included proceeds from the consummation of the exit from and sale of a small non-core business, and in the 1998 period included cash paid in connection with acquisitions, partially offset by the proceeds from the sale of the wigs and hairpieces portion of the Company's U.S. operation and certain fixed assets. Both periods included capital expenditures.

     Net cash provided by financing activities was $187.0 and $198.3 for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 included cash drawn under the Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the 1999 Notes and repayments under the Yen Credit Agreement. Net cash provided by financing activities for the nine months ended September 30, 1998 included proceeds from the issuance of Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and cash drawn under the Credit Agreement, partially offset by the payment of fees and expenses related to the issuance of the 8 5/8% Notes and the 8 1/8% Notes, the redemption of the Senior Subordinated Notes and the Senior Notes, and the repayment of borrowings under the Yen Credit Agreement. During the nine months ended September 30, 1998, net cash used by discontinued operations was $16.9.

     In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. The Credit Agreement provides up to $748.0 and is comprised of five senior secured facilities: $198.0 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $200.0 revolving acquisition facility, which may also be used for general corporate purposes and which may be increased to $400.0 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At September 30, 1999, the Company had approximately $198.0 outstanding under the Term Loan Facilities, $259.9 outstanding under the Multi-Currency Facility, $200.0 outstanding under the Acquisition Facility and $28.8 of issued but undrawn letters of credit under the Special LC Facility.

     The Credit Agreement contained financial covenants requiring Products Corporation to maintain minimum interest coverage and to limit its leverage ratio, among other things. As a result of the loss from continuing operations before taxes incurred by Products Corporation in the quarter ended September 30, 1999, the interest coverage and leverage ratios specified in the Credit Agreement were not achieved at September 30, 1999. The Credit Agreement was amended on November 10, 1999 to (i) eliminate the interest coverage ratio and leverage ratio covenants from the quarter ended September 30, 1999 through the year 2000 and to modify those covenants for the years 2001 and 2002; (ii) add a minimum EBITDA covenant for the year 2000; (iii) limit the amount that Products Corporation may spend for capital expenditures and investments including acquisitions; (iv) permit the sale of Products Corporation's worldwide professional products business and its non-core Latin American brands Colorama, Juvena, Bozzano and Plusbelle; (v) change the reduction of the aggregate commitment that is required upon consummation of any Asset Sale to an amount equal to 60% of the Net Proceeds (as defined in the Credit Agreement) from such Asset Sale as opposed to 100% of such Net Proceeds as provided under the Credit Agreement prior to the amendment; (vi) increase the "applicable margin" by 3/4 of 1% and (vii) permit the amendment of the Yen Credit Agreement described below. Until the Asset Sales are

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

consummated, the aggregate commitment under the Credit Agreement, along with the originally scheduled reductions thereof, remains as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      A subsidiary of Products Corporation is the borrower under the Yen
Credit Agreement, which had a principal balance of approximately (yen) 1.0 billion as of September 30, 1999 (approximately $9.5 U.S. dollar equivalent as of September 30, 1999) after giving effect to the payment of approximately (yen) 539 million (approximately $4.6 U.S. dollar equivalent) in March 1999. On November 12, 1999, the borrower under the Yen Credit Agreement executed an amendment to the Yen Credit Agreement to eliminate the amortization payment due in March 2000 and to provide that the final maturity date of the Yen Credit Agreement will be the earlier of (i) the closing date of the sale of Products Corporation's professional products business and (ii) December 31, 2000.

     In November 1998, Products Corporation issued and sold $250.0 principal amount of 9% Notes, of which $200.0 was used to temporarily reduce borrowings under the Credit Agreement in anticipation of the redemption referred to below. On June 1, 1999, Products Corporation redeemed the $200.0 principal amount of 1999 Notes with borrowings from the Credit Agreement.

     Products Corporation borrows funds from its affiliates from time to time to supplement its working capital borrowings at interest rates more favorable to Products Corporation than interest rates under the Credit Agreement. No such borrowings were outstanding as of September 30, 1999.

     The Company's principal sources of funds are expected to be cash flow generated from operations and borrowings under the Credit Agreement, refinancings and other existing working capital lines. The Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring referred to above and debt service payments. Additionally, the Company expects that it will receive cash proceeds from the Asset Sales, a portion of which proceeds, net of fees, expenses and transaction-related charges, will be used to repay indebtedness under the Credit Agreement.

     The Company estimates that capital expenditures for 1999 will be approximately $45, including upgrades to the Company's management information systems. The Company estimates that cash payments related to the restructuring plans referred to in Note 4 will be approximately $55, of which approximately $38 will be paid in 1999. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 1999.

     Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. Products Corporation had forward foreign exchange contracts denominated in various currencies of approximately $11.8 and $30.3 (U.S. dollar equivalent) outstanding at September 30, 1999 and 1998, respectively, and option contracts of approximately $12.6 and $24.0 outstanding at September 30, 1999 and 1998, respectively. Such contracts are entered into to hedge transactions predominantly occurring within twelve months. If Products Corporation had terminated these contracts on September 30, 1999 and 1998 no material gain or loss would have been realized.

     Based upon the Company's current level of operations and anticipated net sales and earnings, the Company expects that cash flows from operations and funds from currently available credit facilities and refinancings of existing indebtedness as well as anticipated proceeds during the first quarter of 2000 from the Asset Sales will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future on a consolidated basis, including for debt service. However, there can be no assurance that the combination of cash flow from operations, funds from existing credit facilities and refinancings of existing indebtedness and anticipated proceeds during the first quarter of 2000 from the Asset Sales will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness,

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



selling other assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Second Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. common stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

YEAR 2000

     Commencing in 1997, the Company undertook a business process enhancement program to substantially upgrade management information technology systems in order to provide comprehensive order processing, production and accounting support for the Company's business. The Company also developed a comprehensive plan to address Year 2000 issues. The Year 2000 plan addresses three main areas:
(a) information technology systems; (b) non-information technology systems (including factory equipment, building systems and other embedded systems); and
(c) business partner readiness (including without limitation customers, inventory and non-inventory suppliers, service suppliers, banks, insurance companies and tax and other governmental agencies). To oversee the process, the Company established a Steering Committee comprised of senior executives of the Company.

     In connection with and as part of the Company's business process enhancement program, certain information technology systems have been and will continue to be upgraded to be Year 2000 compliant. In addition, as part of its Year 2000 plan, the Company identified potential deficiencies related to Year 2000 in certain of its information technology systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company was substantially compliant by the end of the third quarter of 1999, and it currently expects to complete upgrade and remediation and testing of its information systems during the fourth quarter of 1999. Such upgrades, remediation and testing remain to be completed at certain locations in the European Region that represent less than 5% of worldwide net revenues. With regard to EDI transactions, the Company has implemented the 4010 EDI transaction standard and the Company has performed tests with most of its trading partners, with a few being scheduled for tests during the fourth quarter of 1999. For the limited number of trading partners using an EDI method other than the 4010 standard, the Company intends to coordinate with them on their approach to Year 2000 compliance. In respect of non-information technology systems with date sensitive operating controls, the Company identified those items that required remediation or replacement, and has completed the upgrade and remediation program.

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

     The Company does not expect that incremental out-of-pocket costs of its Year 2000 program (which do not include costs incurred in connection with the Company's comprehensive business process enhancement program) will be material. These costs are expected to continue to be incurred through the end of 1999 and include the cost of third party consultants, remediation of existing computer software and replacement and remediation of embedded systems.

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

     The Company believes that at the current time it is difficult to identify specifically the most reasonably likely worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement, as well as the Company's suppliers of goods and services and customers) that continue for more than a brief period in various geographic areas where the Company's products are produced or sold at retail or in areas from which the Company's raw materials and components are sourced. Continuing failures in key geographic areas in the United States and in certain European, South American and Asian countries that limit the Company's ability to produce products, its customers' ability to purchase and pay for the Company's products and/or consumers' ability to shop, would be likely to have a material adverse effect on the Company's results of operations and financial condition, although it would be expected that at least part of any lost sales eventually would be recouped. The extent of such deferred or lost revenue cannot be estimated at this time. In connection with functions that represent a particular Year 2000 risk, including the production, warehousing and distribution of products and the supply of raw materials and components, the Company has various contingency plans. These contingency plans include (a) receiving additional raw material and component inventory for items with long lead-times during December 1999 as a precautionary measure to protect production and sales in January 2000, (b) pre-staging production material and generating backup files of critical production and inventory data (via on-line or hard copy) prior to January 1, 2000 and (c) performing additional start-up tests of critical systems at critical locations during the weekend of January 2-3, 2000 before the first business day of Year 2000 and during the first week in January 2000.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the contingency plans, will continue to evolve as January 1, 2000 approaches. While the Company currently anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties upon which the Company relies directly, or indirectly, to be Year 2000 compliant. There can be no assurance that the Company and such third parties will eliminate potential Year 2000 issues in a timely manner or as to the ultimate cost to the Company of doing so.

EURO CONVERSION

     As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using checks, drafts, or wire transfers denominated either in the Euro or the participating country's national currency. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to either continue using the national currencies or the Euro for invoicing or payments. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 describes significant aspects of the Company's financial instrument programs which have material market risk as of December 31, 1998. As referred to above, on June 1, 1999, Products Corporation redeemed the $200.0 principal amount of 1999 Notes with borrowings from the Credit Agreement. As of September 30, 1999 there had been no other substantive changes in the qualitative and quantitative information presented in Item 7A at December 31, 1998. The following table presents the information required by Item 7A as of September 30, 1999 and October 29, 1999.

                                                                                                                   Fair      Fair
                                                 Average    Expected maturity date for year ended September 30,    Value    Value
                                               Contractual  ---------------------------------------------------   Sept. 30, Oct. 29,
                                                  Rate (a)  2000   2001   2002    2003  2004  Thereafter  Total   1999(d)   1999(e)
                                               -----------  ----   ----   ----    ----  ----  ----------  -----   -------   ------
DEBT                                                             (US dollar equivalent in millions)
Short-term variable rate (various currencies)               $34.4                                        $   34.4   $ 34.4   $ 34.4
      Average interest rate (b)                               4.8%
Long-term fixed rate ($US)                                                                    $1,149.2    1,149.2    997.2    746.7
      Average interest rate                                                                        8.6%
Long-term variable rate ($US)                                46.0   $76.0  $394.3                           516.3    516.3    516.3
      Average interest rate (b)                               9.0%    9.2%    9.3%
Long-term variable rate (various currencies)                  5.4     4.9   141.5  $0.0  $0.0      0.0      151.8    151.8    151.8
      Average interest rate (b)                               3.0%    3.3%   11.0%  7.3%  7.3%     7.3%
                                                                                                         -------- -------- --------
Sub-total - Debt                                                                                         $1,851.7 $1,699.7 $1,449.2
                                                                                                         ======== ======== ========
FORWARD AND OPTION CONTRACTS (c)
British Pound               Option Contracts       0.6        1.8                                        $    1.8 $    0.0 $    0.0
Canadian Dollar             Forward Contracts      1.5        2.5                                             2.5     (0.1)    (0.1)
                            Option Contracts       1.6        5.0                                             5.0     (0.2)    (0.1)
South African Rand          Forward Contracts      6.6        3.3                                             3.3     (0.3)    (0.2)
Hong Kong Dollar            Forward Contracts      7.9        1.5                                             1.5      0.0      0.0
Australian Dollar           Forward Contracts      1.6        1.5                                             1.5     (0.1)    (0.1)
                            Option Contracts       1.6        2.9                                             2.9     (0.1)    (0.1)
German Deutschemark         Forward Contracts      1.6        1.5                                             1.5      0.1      0.2
                            Option Contracts       1.7        2.9                                             2.9      0.1      0.1
New Zealand Dollar          Forward Contracts      1.9        1.2                                             1.2      0.0      0.0
Switzerland Franc           Forward Contracts      1.3        0.3                                             0.3      0.0      0.0



(a)  Stated in units of local currency per U.S. dollar.

(b) Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 1999.

(c) Maturity amounts for forward and option contracts are stated in contract notional amounts for all contracts outstanding at September 30, 1999.

(d) The fair value of foreign currency options and forward exchange contracts at September 30, 1999 is the estimated amount the Company would receive
     (pay) to terminate the agreements at September 30, 1999.

(e) The fair value of foreign currency options and forward exchange contracts at October 29, 1999 is the estimated amount the Company would receive (pay) to terminate the agreements at October 29, 1999.


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the quarter ended September 30, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to introduction of new products and expansion into markets, future financial performance, including net sales and earnings, the effect on sales of lower retailer inventory targets, the Company's intention to drive consumer spending

                          REVLON, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


and facilitate inventory reduction through brand support, the effect on sales of political and/or economic conditions and competitive activities in certain markets, the Company's estimate of restructuring activities, costs and benefits, cash flow from operations, information systems upgrades, the Company's plan to address the Year 2000 issue, the costs associated with the Year 2000 issue and the results of Year 2000 non-compliance by the Company or by one or more of the Company's customers, suppliers or other strategic business partners, capital expenditures, the Company's qualitative and quantitative estimates as to market risk sensitive instruments, the Company's expectations about the effects of the transition to the Euro, the availability of funds from currently available credit facilities and refinancings of indebtedness, the Asset Sales, and capital contributions or loans from affiliates or the sale of assets or operations or additional shares of Revlon, Inc. and the Company's intent to pursue the sale of its professional products business and its non-core regional Latin American brands, that it will consummate such sales during the first quarter of 2000 and its expectation regarding the proceeds of such sales. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products;
(iii) difficulties or delays in the Company's continued expansion into the self-select distribution channel and into certain markets and development of new markets; (iv) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies, including information system upgrades; (v) the inability to refinance indebtedness, secure capital contributions or loans from affiliates or sell assets or operations or additional shares of Revlon, Inc.; (vi) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vii) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (viii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (ix) lower than expected sales as a result of difficulties or delays in achieving retailers' inventory target levels; (x) difficulties in driving consumer purchasing and facilitating inventory reductions through brand support; (xi) difficulties, delays or unanticipated costs or less than expected benefits resulting from the Company's restructuring activities; (xii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiv) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of the Company's customers, suppliers or other strategic business partners; and
(xv) difficulties or delays in pursuing the Asset Sales, the inability to consummate such sales during the first quarter of 2000 or to secure the expected level of proceeds from such sales.

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

                          REVLON, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
         ----------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

 (a)        EXHIBITS

4.12 Fourth Amendment, dated as of November 10, 1999, to the Amended and Restated Credit Agreement, dated as of May 30, 1997, as amended, among Revlon Consumer Products Corporation, the Borrowing Subsidiaries from time to time parties thereto, the financial institutions from time to time parties thereto, the Co-Agents named therein, Citibank, N.A., as Documentation Agent, Lehman Commercial Paper Inc., as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., as Arranger.

4.13 Second Amendment dated as of November 12, 1999 by and among Pacific Finance & Development Corp. and General Electric Capital Corporation, assignee of the Long Term Credit Bank of Japan, to the Third Amended and Restated Credit Agreement dated as of June 30, 1997.

10.27 Revlon Amended and Restated Executive Deferred Compensation Plan dated as of August 6, 1999.

10.28 Employment Agreement dated as of May 10, 1999 between Revlon Consumer Products Corporation and D. Eric Pogue.

 (b)      REPORTS ON FORM 8-K - NONE

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVLON, INC.
                                  ------------
                                   Registrant

By:/s/ Frank J. Gehrmann              By:/s/ Robert F. Sierpinski
----------------------------------    ------------------------------------------
       Frank J. Gehrmann                     Robert F. Sierpinski
       Executive Vice President              Vice President, Acting Controller
       and Chief Financial Officer           and Acting Chief Accounting Officer

Dated:  November 15, 1999