Form 10-Q
period 2000-06-30
REVLON INC /DE/
filed 2000-08-14
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

As of June 30, 2000, 20,115,935 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by REV Holdings Inc., an indirect wholly owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 20

                          REVLON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                                 JUNE 30,  DECEMBER 31,
                              ASSETS                                                               2000       1999
                                                                                              -----------  ----------
Current assets:                                                                               (Unaudited)
      Cash and cash equivalents ............................................................   $     38.1  $     25.4
      Trade receivables, less allowances of $19.7
            and $27.2, respectively ........................................................        227.6       332.6
      Inventories ..........................................................................        213.5       278.3
      Prepaid expenses and other ...........................................................         42.5        51.3
                                                                                              -----------  ----------
            Total current assets ...........................................................        521.7       687.6
Property, plant and equipment, net .........................................................        267.5       336.4
Other assets ...............................................................................        168.7       177.5
Intangible assets, net .....................................................................        210.7       356.8
                                                                                              -----------  ----------
            Total assets ...................................................................   $  1,168.6  $  1,558.3
                                                                                               ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties................................................   $      36.5  $     37.6
      Current portion of long-term debt - third parties ....................................           -         10.2
      Accounts payable .....................................................................         90.1       139.8
      Accrued expenses and other ...........................................................        304.7       409.7
                                                                                              -----------  ----------
            Total current liabilities ......................................................        431.3       597.3
Long-term debt - third parties .............................................................      1,523.6     1,737.8
Long-term debt - affiliates ................................................................         24.1        24.1
Other long-term liabilities ................................................................        217.5       214.0

Stockholders' deficiency:
      Preferred stock, par value $.01 per share; 20,000,000 shares authorized,
            546 shares of Series A Preferred Stock
            issued and outstanding .........................................................         54.6        54.6
      Class B Common Stock, par value $.01 per share; 200,000,000
            shares authorized, 31,250,000 issued and outstanding ...........................          0.3         0.3
      Class A Common Stock, par value $.01 per share; 350,000,000 shares
            authorized, 20,115,935 and 19,992,837 issued and outstanding, respectively .....          0.2         0.2
      Capital deficiency ...................................................................       (227.3)     (228.4)
      Accumulated deficit since June 24, 1992 ..............................................       (826.0)     (773.5)
      Accumulated other comprehensive loss .................................................        (29.7)      (68.1)
                                                                                              -----------  ----------
            Total stockholders' deficiency .................................................     (1,027.9)   (1,014.9)
                                                                                              -----------  ----------
            Total liabilities and stockholders' deficiency .................................   $  1,168.6  $  1,558.3
                                                                                               ==========  ==========





See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                                REVLON, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------------  ----------------------------------
                                                                2000              1999              2000              1999
                                                          ---------------   ----------------  ----------------  ----------------

Net sales .............................................   $          350.6  $          553.4  $          818.6  $          994.5
Cost of sales .........................................              124.3             184.9             292.8             340.6
                                                          ----------------  ----------------  ----------------  ----------------
     Gross profit .....................................              226.3             368.5             525.8             653.9
Selling, general and administrative expenses ..........              204.0             324.6             482.9             597.5
Business consolidation costs, net .....................                5.1               9.5              14.6              17.7
                                                          ----------------  ----------------  ----------------  ----------------

     Operating income .................................               17.2              34.4              28.3              38.7
                                                          ----------------  ----------------  ----------------  ----------------

Other expenses (income):
     Interest expense .................................               33.9              35.9              73.3              71.8
     Interest income ..................................               (0.4)             (0.4)             (0.8)             (1.5)
     Amortization of debt issuance costs ..............                1.0               1.2               3.5               2.5
     Foreign currency losses, net .....................                2.6                 -               2.1                 -
     Miscellaneous, net ...............................                0.4              (0.2)              0.9               0.3
     Loss (gain) on sale of product line and brand, net                3.2                 -              (3.0)                -
                                                          ----------------  ----------------  ----------------  ----------------
          Other expenses, net .........................               40.7              36.5              76.0              73.1
                                                          ----------------  ----------------  ----------------  ----------------

Loss before income taxes ..............................              (23.5)             (2.1)            (47.7)            (34.4)

Provision for income taxes ............................                1.1               1.8               4.8               3.7

                                                          ----------------  ----------------  ----------------  ----------------
Net loss ..............................................   $          (24.6) $           (3.9) $          (52.5) $          (38.1)
                                                          ================  ================  ================  ================

Basic loss per common share ...........................   $          (0.48) $          (0.08) $          (1.02) $          (0.74)
                                                          ================  ================  ================  ================

Diluted loss per common share .........................   $          (0.48) $          (0.08) $          (1.02) $          (0.74)
                                                          ================  ================  ================  ================
Weighted average number of common shares outstanding:
      Basic and diluted ...............................         51,359,171        51,237,829        51,301,004        51,237,303
                                                          ================  ================  ================  ================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)


                                                                                                     ACCUMULATED
                                                                                                        OTHER             TOTAL
                                                   PREFERRED   COMMON      CAPITAL    ACCUMULATED   COMPREHENSIVE     STOCKHOLDERS'
                                                     STOCK     STOCK     DEFICIENCY     DEFICIT        LOSS (a)         DEFICIENCY
                                                   ---------   -------   ----------   -----------   --------------    -------------
Balance, January 1, 1999 .......................   $    54.6   $  0.5    $  (228.5)   $   (402.0)   $       (72.6)    $     (648.0)
     Issuance of common stock ..................                               0.1                                             0.1
     Comprehensive loss:
             Net loss ..........................                                           (38.1)                            (38.1)
             Revaluation of marketable
                 securities ....................                                                             (0.6)            (0.6)
             Currency translation adjustment ...                                                            (29.2)           (29.2)
                                                                                                                      -------------
     Total comprehensive loss ..................                                                                             (67.9)
                                                   ---------   -------   ----------   -----------   --------------    -------------
Balance, June 30, 1999 .........................   $    54.6   $  0.5    $  (228.4)   $   (440.1)   $      (102.4)    $     (715.8)
                                                   =========   =======   ==========   ===========   ==============    =============

Balance, January 1, 2000 .......................   $    54.6   $  0.5    $  (228.4)   $   (773.5)   $       (68.1)    $   (1,014.9)
     Issuance of common stock ..................                               1.1                                             1.1
     Comprehensive loss:
             Net loss ..........................                                           (52.5)                            (52.5)
             Currency translation adjustment ...                                                             38.4 (b)         38.4
                                                                                                                      -------------

     Total comprehensive loss ..................                                                                             (14.1)
                                                   ---------   -------   ----------   -----------   --------------    -------------
Balance, June 30, 2000 .........................   $    54.6   $  0.5    $  (227.3)   $   (826.0)   $       (29.7)    $   (1,027.9)
                                                   =========   =======   ==========   ===========   ==============    =============

--------------------
 (a) Accumulated other comprehensive loss includes a revaluation of marketable securities of $3.8 and $3.6 as of June 30, 2000 and 1999, respectively, currency translation adjustments of $21.0 and $66.3 as of June 30, 2000 and 1999, respectively, and adjustments for the minimum pension liability of $4.9 and $32.5 as of June 30, 2000 and 1999, respectively.
 (b) Accumulated other comprehensive loss and comprehensive income each include a reclassification adjustment of $48.3 for realized losses associated with the sale of the Company's worldwide professional products line.


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                                    REVLON, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN MILLIONS)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2000              1999
                                                                                    ----------------  ----------------
Net loss ......................................................................     $         (52.5)  $         (38.1)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization ............................................                61.8              60.8
     Net gain on sale of product line and brand ...............................                (3.0)                -
     Change in assets and liabilities, net of effects of dispositions:
          Decrease in trade receivables .......................................                25.0              55.8
          Decrease (increase) in inventories ..................................                 7.6             (20.5)
          Decrease (increase) in prepaid expenses and
                       other current assets ...................................                 9.5              (0.1)
          (Decrease) increase in accounts payable .............................               (18.3)             18.2
          Decrease in accrued expenses and other
                       current liabilities ....................................              (103.4)            (95.3)
          Other, net ..........................................................               (26.9)            (37.0)
                                                                                    ----------------  ----------------
Net cash used for operating activities ........................................              (100.2)            (56.2)
                                                                                    ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................................                (6.1)            (20.0)
Net proceeds from the sale of product line, brand and certain assets ..........               339.6                 -
Acquisition of technology rights ..............................................                (3.0)                -
                                                                                    ----------------  ----------------
Net cash provided by (used for) investing activities ..........................               330.5             (20.0)
                                                                                    ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties .........................                 2.7               9.1
Proceeds from the issuance of long-term debt - third parties ..................               231.2             393.7
Repayment of long-term debt - third parties ...................................              (449.8)           (331.4)
Net proceeds from issuance of common stock ....................................                   -               0.1
Proceeds from the issuance of debt - affiliates ...............................                   -              62.1
Repayment of debt - affiliates ................................................                   -             (62.1)
                                                                                    ----------------  ----------------
Net cash (used for) provided by financing activities ..........................              (215.9)             71.5
                                                                                    ----------------  ----------------
Effect of exchange rate changes on cash and cash equivalents ..................                (1.7)             (3.2)
                                                                                    ----------------  ----------------
     Net increase (decrease) in cash and cash equivalents .....................                12.7              (7.9)
     Cash and cash equivalents at beginning of period .........................                25.4              34.7
                                                                                    ----------------  ----------------
     Cash and cash equivalents at end of period ...............................     $          38.1   $          26.8
                                                                                    ===============   ===============

Supplemental schedule of cash flow information:
      Cash paid during the period for:
          Interest ............................................................     $          73.0   $          69.1
          Income taxes, net of refunds ........................................                 2.4               5.6

Supplemental schedule of noncash financing activities:
          Issuance of common stock ............................................     $           1.1   $             -

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)




(1)BASIS OF PRESENTATION

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

     The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the first half of 2000 and 1999, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $31.2 and $71.1 respectively, and such amounts were deferred.

     On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and Plusbelle brand in Argentina, respectively. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the professional products line and Plusbelle brand through the dates of their respective dispositions.

                          REVLON, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                              (DOLLARS IN MILLIONS)



(2)    INVENTORIES
                                          JUNE 30,  DECEMBER 31,
                                           2000        1999
                                          --------- ---------
Raw materials and supplies .............  $    61.5 $    74.1
Work-in-process ........................       14.2      19.7
Finished goods .........................      137.8     184.5
                                          --------- ---------
                                          $   213.5 $   278.3
                                          ========= =========

(3)  BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

     The basic (loss) income per common share has been computed based upon the weighted average number of shares of common stock outstanding during each of the periods presented. Diluted (loss) income per common share has been computed based upon the weighted average number of shares of common stock outstanding. The Company's outstanding stock options represent the only potential dilutive common stock outstanding. The number of shares used in the calculation of diluted loss per common share was the same in each period presented, as it does not include any incremental shares that would have been outstanding assuming the exercise of stock options because the effect of those incremental shares would have been antidilutive. For each period presented, the amount of loss used in the calculation of diluted loss per common share was the same as the amount of loss used in the calculation of basic loss per common share.

(4)  BUSINESS CONSOLIDATION COSTS, NET

     During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan, principally at its New York headquarters and New Jersey locations. As part of this new restructuring plan, the Company reduced personnel and consolidated excess real estate. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to such restructuring plan, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States. The Company continued to implement such restructuring plan during the second quarter of 2000 during which it recorded a charge of $5.1 relating to exiting certain operations in Japan and employee severance and other personnel benefits.

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first half of 1999, the Company recorded a net charge of $16.7, $8.5 of which was recorded in the second quarter of 1999, relating to such restructuring plan, principally for additional employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business for which it recorded a charge of $1.0.

         Of the 208 employees and the 181 employees for whom severance and other personnel benefits were included in the charges for the fourth quarter 1999 and during the first half of 2000, respectively, the Company had terminated 344 employees by June 30, 2000. As of June 30, 2000, the unpaid balance of the business consolidation costs is included in accrued expenses and other in the Company's Unaudited Consolidated Condensed Balance Sheet.

                          REVLON, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                              (DOLLARS IN MILLIONS)


         Details of the activity described above during the six-month period ended June 30, 2000 are as follows:

                                                        BALANCE                             UTILIZED, NET          BALANCE
                                                         AS OF                       --------------------------      AS OF
                                                        1/1/00       EXPENSES, NET       CASH         NONCASH       6/30/00
                                                    ------------     ------------    ------------   ------------  ------------
      Employee severance and other
           personnel benefits ...................   $       24.6     $      11.4     $     (18.0)   $      (1.1)  $       16.9
      Factory, warehouse, office
          and other costs .......................            9.4             3.2            (2.6)          (2.1)           7.9
                                                    ------------     ------------    ------------   ------------  ------------
                                                    $       34.0     $      14.6     $     (20.6)   $      (3.2)  $       24.8
                                                    ============     ============    ============   ============  ============

(5)  DISPOSITION OF PRODUCT LINE AND BRAND

     On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of the Company's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement therefor, including the determination of the amount of the consideration. In connection with the disposition, the Company recognized a pre-tax and after-tax gain of $6.2. Approximately $150.3 of the Net Proceeds (as defined in the Credit Agreement) was used to reduce the aggregate commitment under the Credit Agreement (as hereinafter defined).

     On May 8, 2000, Products Corporation completed the disposition of its Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds was used to reduce the aggregate commitment under the Credit Agreement. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $3.2.

                          REVLON, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                                   STATEMENTS
                              (DOLLARS IN MILLIONS)





(6)  GEOGRAPHIC INFORMATION

     The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 4.7% and 3.8% of the Company's net sales for the second quarter of 2000 and 1999, respectively, and 4.4% and 4.0% of the Company's net sales for the first half of 2000 and 1999, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

GEOGRAPHIC AREAS:                                           THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------       ----------------------------------
       Net sales:                                            2000                1999                 2000                1999
                                                        --------------      --------------       --------------      --------------
             United States ..........................   $       207.6       $       347.3        $       481.9       $       597.1
             International............................          143.0               206.1                336.7               397.4
                                                        --------------      --------------       --------------      --------------
                                                        $       350.6       $       553.4        $       818.6       $       994.5
                                                        ==============      ==============       ==============      ==============

                                                           JUNE 30,           DECEMBER 31,
       Long-lived assets:                                    2000                1999
                                                        --------------      --------------
             United States ..........................   $       424.1       $       611.3
             International ..........................           222.8               259.4
                                                        --------------      --------------
                                                        $       646.9       $       870.7
                                                        ==============      ==============

CLASSES OF SIMILAR PRODUCTS:                                THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------       ----------------------------------
       Net sales:                                            2000                1999                 2000                1999
                                                        --------------      --------------       --------------      --------------
             Cosmetics, skin care and fragrances ....   $       232.2       $       310.4        $       501.5       $       534.6
             Personal care and professional .........           118.4               243.0                317.1               459.9
                                                        --------------      --------------       --------------      --------------
                                                        $       350.6       $       553.4        $       818.6       $       994.5
                                                        ==============      ==============       ==============      ==============

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

     On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and Plusbelle brand in Argentina, respectively. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the professional products line and Plusbelle brand through the dates of their respective dispositions.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales for the three-month and six-month periods ended June 30, 2000 and 1999, respectively:


                                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------         -------------------------------
                                                           2000              1999                 2000              1999
Net sales:                                             ------------      ------------         -------------     -------------
 United States .................................       $     207.6       $     347.3          $      481.9      $      597.1
 International .................................             143.0             206.1                 336.7             397.4
                                                       ------------      ------------         -------------     -------------
                                                       $     350.6       $     553.4          $      818.6      $      994.5
                                                       ============      ============         =============     =============

         The following table sets forth certain statements of operations data as a percentage of net sales for the three-month and six-month periods ended June 30, 2000 and 1999, respectively:

                                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------         -------------------------------
                                                           2000              1999                 2000              1999
                                                       ------------      ------------         -------------     -------------
       Cost of sales ...........................              35.5   %          33.4   %              35.8   %          34.2%
       Gross profit ............................              64.5              66.6                  64.2              65.8
       Selling, general and administrative
                expenses ("SG&A") ..............              58.2              58.7                  59.0              60.1
       Business consolidation costs, net .......               1.5               1.7                   1.8               1.8
       Operating income ........................               4.9               6.2                   3.5               3.9

NET SALES

     Net sales were $350.6 and $553.4 for the second quarters of 2000 and 1999, respectively, a decrease of $202.8, or 36.6% on a reported basis (a decrease of 36.1% on a constant U.S. dollar basis), and were $818.6 and $994.5 for the first half of 2000 and 1999, respectively, a decrease of $175.9, or 17.7% on a reported basis (a decrease of 16.8% on a constant U.S. dollar basis). The decline in consolidated net sales for the second quarter and first half of 2000 as compared with the comparable 1999 periods is primarily due to the sale of the worldwide professional products line and Plusbelle brand in Argentina, a reduction of overall U.S. customer inventories, and reduced consumer demand for the Company's hair care products.

         New products in the first half of 2000 included REVLON COLORSTAY LIPSHINE, REVLON COLORSTAY STICK makeup, REVLON AGE DEFYING LIFTING makeup, ALMAY ONE COAT LIP CREAM, ALMAY LIGHT & EASY makeup and ALMAY 3-IN-1 STICK makeup.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


         Net sales, excluding the worldwide professional products line and the Plusbelle brand in Argentina, were $346.6 and $447.0 for the second quarters of 2000 and 1999, respectively, a decrease of $100.4, or 22.5% on a reported basis (a decrease of 21.4% on a constant U.S. dollar basis), and were $722.3 and $793.7 for the first half of 2000 and 1999, respectively, a decrease of $71.4, or 9.0% on a reported basis (a decrease of 8.2% on a constant U.S. dollar basis).

     United States. Net sales in the United States were $207.6 for the second quarter of 2000 compared with $347.3 for the second quarter of 1999, a decrease of $139.7, or 40.2%, and were $481.9 for the first half of 2000 compared with $597.1 for the first half of 1999, a decrease of $115.2, or 19.3%.

     Net sales, excluding the domestic portion of the worldwide professional products line, were $207.6 for the second quarter of 2000 compared with $299.6 for the second quarter of 1999, a decrease of $92.0, or 30.7%, and were $446.8 for the first half of 2000 compared with $512.8 for the first half of 1999, a decrease of $66.0, or 12.9%. The decline in sales in the second quarter and first half of 2000 is primarily due to a reduction of overall U.S. customer inventories, which the Company anticipates will continue to affect sales, and reduced consumer demand for the Company's hair care products. Despite significantly decreased sales to retailers in the U.S., consumer take away in dollar volume of REVLON cosmetics in the first half of 2000 (as measured by ACNielsen) in the U.S. mass cosmetic market remained approximately the same compared with the first half of 1999.


     International. Net sales outside the United States were $143.0 for the second quarter of 2000 compared with $206.1 for the second quarter of 1999, a decrease of $63.1, or 30.6%, and were $336.7 for the first half of 2000 compared with $397.4 for the first half of 1999, a decrease of $60.7, or 15.3%.

     Net sales, excluding the worldwide professional products line outside the United States and the Plusbelle brand in Argentina, were $139.0 for the second quarter of 2000 compared with $147.4 for the comparable 1999 period, a decrease of $8.4, or 5.7%, on a reported basis (a decrease of 2.0% on a constant U.S. dollar basis), and were $275.5 for the first half of 2000 compared with $280.9 for the first half of 1999, a decrease of $5.4, or 1.9%, on a reported basis (an increase of 0.5% on a constant U.S. dollar basis). The decrease in net sales for the second quarter of 2000 on a constant dollar basis is primarily due to increased competitive activity in certain markets outside the U.S., partially offset by the introduction of new products in certain markets. The decrease in net sales for the second quarter and first half of 2000 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies. Sales outside the United States are divided into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 4.4% on a reported basis to $46.0 for the second quarter of 2000 as compared with the second quarter of 1999 (an increase of 3.4% on a constant U.S. dollar basis), and decreased by 3.6% on a reported basis to $90.6 for the first half of 2000 as compared with the first half of 1999 (an increase of 2.9% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Canada, Mexico, Central America, South America and Puerto Rico, net sales decreased by 1.6% on a reported basis to $62.6 for the second quarter of 2000 as compared with the second quarter of 1999 (and sales were at the same level on a constant U.S. dollar basis), and increased by 2.6% on a reported basis to $121.2 for the first half of 2000 as compared with the first half of 1999 (an increase of 3.0% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $16.5 on a reported basis for the second quarter of 2000 compared with $20.8 for the second quarter of 1999, a decrease of $4.3, or 20.7% (a decrease of 16.8% on a constant U.S. dollar basis), and were $36.4 on a reported basis for the first half of 2000 compared with $39.4 for the first half of 1999, a decrease of $3.0, or 7.6% (a decrease of 5.1% on a constant U.S. dollar basis). On a reported basis, net sales in Brazil were adversely affected by the stronger U.S. dollar against the Brazilian real, increased competitive activities and disruptions resulting from the Company's consideration of the possible sale of certain of its Brazilian brands. In the Far East, net sales decreased by 14.8% on a reported basis to $30.4 for the second quarter of 2000 as compared with the second quarter of 1999 (a decrease of 12.3% on a constant U.S. dollar basis), and decreased by 7.4% on a reported basis to $63.7 for the first half of 2000 as compared with the first half of 1999 (a decrease of 6.6% on a constant U.S. dollar basis). Net sales outside

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


the United States, including, without limitation, in Brazil, may be adversely affected by weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations, and competitive activities in certain markets.

Cost of sales

         As a percentage of net sales, cost of sales was 35.5% for the second quarter of 2000 compared with 33.4% for the second quarter of 1999, and 35.8% for the first half of 2000 compared with 34.2% for the first half of 1999. Excluding the worldwide professional products line and the Plusbelle brand in Argentina, cost of sales as a percentage of net sales was 35.2% for the second quarter of 2000 compared with 32.3% for the second quarter of 1999, and 35.1% for the first half of 2000 compared with 33.2% for the first half of 1999. The increase in cost of sales as a percentage of net sales for the second quarter and first half of 2000 compared with the second quarter and first half of 1999 is due to the mix of new products with higher product packaging and material costs and the effect of fixed costs on lower net sales.

SG&A expenses

     As a percentage of net sales, SG&A expenses were 58.2% for the second quarter of 2000 compared with 58.7% for the second quarter of 1999, and 59.0% for the first half of 2000 compared with 60.1% for the first half of 1999. Excluding the worldwide professional products line and the Plusbelle brand in Argentina, SG&A expenses as a percentage of net sales were 58.3% for the second quarter of 2000 compared with 60.0% for the second quarter of 1999, and 59.6% for the first half of 2000 compared with 61.9% for the first half of 1999. The decrease of SG&A expenses as a percentage of net sales is primarily due to reduced trade promotion and couponing activity and the favorable impact of the Company's restructuring efforts, partially offset by the effect of fixed costs on lower net sales.

Business consolidation costs, net

     During the fourth quarter of 1999, the Company continued to re-evaluate its organizational structure and implemented a new restructuring plan, principally at its New York headquarters and New Jersey locations. As part of this new restructuring plan, the Company reduced personnel and consolidated excess real estate. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to such restructuring plan, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States. The Company continued to implement such restructuring plan during the second quarter of 2000 during which it recorded a charge of $5.1 relating to exiting certain operations in Japan and employee severance and other personnel benefits. The Company anticipates annual savings of between $6 and $8 relating to the restructuring charges taken in the first half of 2000.

     In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. In the first half of 1999, the Company recorded a net charge of $16.7, $8.5 of which was recorded in the second quarter of 1999, relating to such restructuring plan, principally for additional employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business as to which a charge of $1.0 is included in business consolidation costs and other, net.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Operating income

     As a result of the foregoing, operating income decreased to $17.2 for the second quarter of 2000 from $34.4 for the second quarter of 1999 and decreased to $28.3 for the first half of 2000 from $38.7 for the first half of 1999.

     Operating income, excluding the worldwide professional products line and the Plusbelle brand in Argentina, decreased to $17.4 for the second quarter of 2000 from $27.0 for the second quarter of 1999 and increased to $23.7 for the first half of 2000 from $23.3 for the first half of 1999.

Other expenses (income)

     Interest expense was $33.9 for the second quarter of 2000 compared with $35.9 for the second quarter of 1999 and $73.3 for the first half of 2000 compared with $71.8 for the first half of 1999. The decrease in interest expense for the second quarter of 2000 as compared with the second quarter of 1999 is primarily due to the repayment in June 1999 of Products Corporation's 9 1/2% Senior Notes due 1999 (the "1999 Notes") and the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional product line and the Plusbelle brand in Argentina, partially offset by higher interest rates under the Credit Agreement. The increase in interest expense for the first half of 2000 as compared with the first half of 1999 is primarily due to higher average outstanding debt during the first quarter of 2000 and higher interest rates under the Credit Agreement during the first half of 2000, partially offset by the repayment of the 1999 Notes and the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the professional product line and the Plusbelle brand.

     Foreign currency losses, net, were $2.6 for the second quarter of 2000 compared with nil in the second quarter of 1999, and $2.1 in the first half of 2000 compared with nil in the first half of 1999. Foreign currency losses, net for the second quarter and first half of 2000, consisted primarily of losses in certain markets in Latin America.

Sale of product line and brand

     On May 8, 2000, Products Corporation completed the disposition of its Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds was used to reduce the aggregate commitment under the Credit Agreement. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $3.2 (See Note 5 to the Unaudited Consolidated Condensed Financial Statements).

     On March 30, 2000, the Company completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands. In connection with the disposition, the Company recognized a pre-tax and after-tax gain of $6.2 (See
Note 5 to the Unaudited Consolidated Condensed Financial Statements).

Provision for income taxes

     The provision for income taxes was $1.1 for the second quarter of 2000 compared with $1.8 for the second quarter of 1999 and $4.8 for the first half of 2000 compared with $3.7 for the first half of 1999. The decrease in the second quarter of 2000 as compared with the second quarter of 1999 was primarily attributable to lower taxable income in certain markets outside the United States. The increase in the first half of 2000 compared with the first half of 1999 was primarily due to the reduction of certain deferred tax assets and increased taxes associated with the worldwide professional products line.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities was $100.2 and $56.2 for the first half of 2000 and 1999, respectively. The increase in net cash used for operating activities in the first half of 2000 compared with net cash used for operating activities in the first half of 1999 resulted primarily from an increased net loss and changes in working capital.

     Net cash provided by (used for) investing activities was $330.5 and $(20.0) for the first half of 2000 and 1999, respectively. Net cash provided by investing activities in the first half of 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and Plusbelle brand in Argentina, partially offset by cash used for capital expenditures. Net cash used for investing activities for the first half of 1999 consisted of capital expenditures which primarily included upgrades to the Company's management information systems the majority of which are non-recurring in 2000.

     Net cash (used for) provided by financing activities was $(215.9) and $71.5 for the first half of 2000 and 1999, respectively. Net cash used for financing activities for the first half of 2000 included repayments of borrowings under the Credit Agreement and the repayment of Products Corporation's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"), partially offset by cash drawn under the Credit Agreement. Net cash provided by financing activities for the first half of 1999 included cash drawn under the Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the 1999 Notes and repayments under the Yen Credit Agreement.

     In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. In March 2000 and May 2000, 60% of the Net Proceeds from the sale of its worldwide professional products line and its Plusbelle brand in Argentina, respectively was applied to reduce the aggregate commitment under the Credit Agreement. As of June 30, 2000, the Credit Agreement provides up to $534.8 and is comprised of five senior secured facilities: $106.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $78.6 revolving acquisition facility, which may also be used for general corporate purposes and which may be increased to $278.6 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At June 30, 2000, the Company had $106.2 outstanding under the Term Loan Facilities, $189.6 outstanding under the Multi-Currency Facility, $78.5 outstanding under the Acquisition Facility and $28.7 of issued but undrawn letters of credit under the Special LC Facility. In May 2000, approximately $20.7 of Net Proceeds from the sale of the Plusbelle brand in Argentina was used to permanently reduce the aggregate commitment under the Credit Agreement. As a result of such commitment reductions and scheduled reductions, as of June 30, 2000, the aggregate amount outstanding under the Term Loan Facilities was reduced by $12.0 to $106.2, and the aggregate commitment under the Acquisition Facility was reduced by $25.9 to $78.6. The scheduled reductions of the Acquisition Facility will also be reduced such that the total amount of such reductions is equal to the reduced aggregate Acquisition Facility commitment. The scheduled reductions of the Acquisition Facility changed from $17.9 to $16.2 for the remainder of 2000, from $53.8 to $48.8 during 2001 and from $14.9 to
13.6 during 2002.

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

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


     The Company estimates that capital expenditures for 2000 will be approximately $25. The Company estimates that cash payments related to the restructuring plans referred to in Note 4 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be approximately $48 in 2000. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2000.

     Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were no forward foreign exchange or option contracts outstanding at June 30, 2000.

     The Company expects that cash flows from operations and funds from currently available credit facilities and renewals of short-term borrowings will be sufficient to enable the Company to meet its anticipated cash requirements during 2000 on a consolidated basis, including for debt service. However, there can be no assurance that the combination of cash flow from operations, funds from existing credit facilities and renewals of short-term borrowings will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Products Corporation has had discussions with an affiliate that is prepared to provide financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2000. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any purchases of Revlon, Inc. Class A Common Stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

EURO CONVERSION

     As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of the principal European countries (other than the United Kingdom) in which the Company conducts business and manufacturing. The conversion rates between the Euro and the

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using checks, drafts, or wire transfers denominated either in the Euro or the participating country's national currency. Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule, which states that no one can be prevented from using the Euro after January 1, 2002 and no one is obliged to use the Euro before July 2002. In keeping with this rule, the Company expects to either continue using the national currencies or the Euro for invoicing or payments. Based upon the information currently available, the Company does not expect that the transition to the Euro will have a material adverse effect on the business or consolidated financial condition of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 1999. As referred to above, in March 2000 and May 2000, Products Corporation reduced the aggregate commitment under its Credit Agreement and repaid its Yen Credit Agreement. The following table presents the information required by Item 7A as of June 30, 2000.

                                                                   EXPECTED MATURITY DATE FOR YEAR ENDED JUNE 30,       FAIR VALUE
                                                  ---------------------------------------------------------------------    JUNE 30,
                                                   2001      2002     2003      2004     2005    THEREAFTER     TOTAL       2000
                                                  -------  --------  -------  -------  -------  ------------   --------  -----------
Debt                                                                (US dollar equivalent in millions)

Short-term variable rate (various currencies)...   $36.5                                                         $ 36.5     $ 36.5
      Average interest rate (a).................     7.7%
Long-term fixed rate ($US)......................                                                  $ 1,149.3     1,149.3      683.9
      Average interest rate.....................                                                        8.6%
Long-term variable rate ($US)...................             $300.6                                               300.6      300.6
      Average interest rate (a).................               10.1%
Long-term variable rate (various currencies)....               73.7                                                73.7       73.7
      Average interest rate (a).................                7.6%
                                                                                                              ---------  -----------
Total debt......................................                                                              $ 1,560.1  $ 1,094.7
                                                                                                              =========  ===========



(a) Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2000.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the quarter ended June 30, 2000 as well as other public documents of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to: the introduction of new products; future financial performance; the effect on sales of the reduction of overall U.S. customer inventories including the timing thereof; the effect on sales of political and/or economic conditions and competitive activities in certain markets; the Company's estimate of restructuring activities,

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

restructuring costs and benefits; cash flow from operations; capital expenditures; the Company's qualitative and quantitative estimates as to market risk sensitive instruments; the Company's expectations about the effects of the transition to the Euro; the availability of funds from currently available credit facilities, renewals of short-term borrowings, capital contributions or loans from affiliates, the sale of assets or operations or additional shares of Revlon, Inc.; and the effect of the adoption of certain accounting standards. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies; (iv) the inability to renew short-term borrowings, secure capital contributions or loans from affiliates or sell assets or operations or additional shares of Revlon, Inc.; (v) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vi) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (vii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers;
(viii) lower than expected sales as a result of the reduction of the overall U.S. customer inventories; (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (x) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xi) difficulties, delays or unanticipated costs associated with the transition to the Euro; and (xii) the effects of the Company's adoption of certain new accounting standards.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Certain Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which has delayed the required implementation of SFAS No. 133 such that the Company must adopt this standard no later than January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133," to amend SFAS No. 133 and provide guidance on the implementation of SFAS No. 133. The Company is in the process of determining the impact the adoption of this Statement will have on its financial position and results of operations. The Company plans to adopt the new standard on January 1, 2001.

     In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled, "Accounting for Certain Sales Incentives" (the "Guidelines"), which address the recognition, measurement, and income statement classification for sales incentives, such as coupons. The Guidelines are effective for the Company

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


beginning October 1, 2000. The implementation of the Guidelines will require the Company to make reclassifications between SG&A and sales.

     In March 2000, the FASB issued SFAS Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation provides guidance for issues that have arisen in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The implementation of the Interpretation by the Company on July 1, 2000 had no material impact on the Company's consolidated financial statements.

     In December 1999, the staff of the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B ("SAB 101"). SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies. SAB 101 is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing SAB 101 to determine the impact of its provisions, if any, on the Company's consolidated financial statements.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 17, 2000 the plaintiffs in the six purported class actions filed by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman, Ted Parris, Jerry Krim and Dan Gavish individually and on behalf of others similarly situated to them against Revlon, Inc. and certain of its present and former officers and directors, alleging among other things, violations of Rule 10b-5 under the Securities and Exchange Act of 1934 in October and November of 1999 in the United States District Court for the Southern District of New York, filed an Amended Complaint, which consolidated all of the actions and limited the alleged class period to the period from October 29, 1997 through October 1, 1998. On June 2, 2000, the Company moved to dismiss the Amended Complaint. The Company believes the allegations contained in the Amended Complaint are without merit and intends to vigorously defend against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of Stockholders was held on May 4, 2000. Directors elected at the meeting were Ronald O. Perelman, Donald G. Drapkin, Meyer Feldberg, Howard Gittis, Vernon E. Jordan, Edward J. Landau, Jerry W. Levin, Jeffrey M. Nugent, Linda Gosden Robinson, Terry Semel and Martha Stewart, consisting of all the Board of Directors standing for election. All of the directors were elected without opposition. The only other matters voted upon were the consideration and approval of the Revlon, Inc. Amended and Restated Executive Bonus Plan (the "Amended Bonus Plan"), which plan was approved, and the ratification of the appointment by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for 2000, which appointment was ratified. There were no broker nonvotes with respect to the election of directors or the ratification of the appointment of KPMG LLP.

                          REVLON, INC. AND SUBSIDIARIES

The tabulation of votes for each matter is as follows:

1) ELECTION OF DIRECTORS:

----------------------------------------------------------------------------------------------------------
NOMINEES FOR DIRECTOR         FOR                           AGAINST OR WITHHELD          ABSTAINED
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Ronald O. Perelman            331,760,436                   138,025                      ---
----------------------------------------------------------------------------------------------------------
Donald G. Drapkin             331,764,575                   133,886                      ---
----------------------------------------------------------------------------------------------------------
Meyer Feldberg                331,764,577                   133,884                      ---
----------------------------------------------------------------------------------------------------------
Howard Gittis                 331,764,775                   133,686                      ---
----------------------------------------------------------------------------------------------------------
Vernon E. Jordan              331,757,656                   140,805                      ---
----------------------------------------------------------------------------------------------------------
Edward J. Landau              331,764,652                   133,809                      ---
----------------------------------------------------------------------------------------------------------
Jerry W. Levin                331,764,793                   133,668                      ---
----------------------------------------------------------------------------------------------------------
Jeffrey M. Nugent             331,764,953                   133,508                      ---
----------------------------------------------------------------------------------------------------------
Linda Gosden Robinson         331,765,052                   133,409                      ---
----------------------------------------------------------------------------------------------------------
Terry Semel                   331,765,752                   132,709                      ---
----------------------------------------------------------------------------------------------------------
Martha Stewart                331,760,537                   137,924                      ---
----------------------------------------------------------------------------------------------------------


2) APPROVAL OF AMENDED BONUS PLAN:

-----------------------------------------------------------------------------------------------------------
FOR                           AGAINST                       ABSTAINED                    UNVOTED
-----------------------------------------------------------------------------------------------------------
325,311,165                   385,967                       60,019                       6,141,310
-----------------------------------------------------------------------------------------------------------



3) RATIFICATION OF KPMG LLP:

--------------------------------------------------------------------------------
FOR                           AGAINST                       ABSTAINED
--------------------------------------------------------------------------------
331,784,710                   91,844                        21,907
--------------------------------------------------------------------------------

                          REVLON, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS -

         10.22 Employment Agreement amended and restated as of May 9, 2000 between Revlon Consumer Products Corporation and Douglas Greeff.

         10.23 Revlon Executive Bonus Plan (Amended and Restated as of March 1,
         2000).

         (b)      REPORTS ON FORM 8-K - NONE

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVLON, INC.
                                  ------------
                                   Registrant

  By:/s/ Douglas H. Greeff             By:/s/ Laurence Winoker
         ---------------------------   -----------------------------------
         Douglas H. Greeff                    Laurence Winoker
         Executive Vice President             Senior Vice President, Corporate
         and Chief Financial Officer          Controller and Treasurer

Dated:  August 14, 2000