Form 10-Q
period 2000-09-30
REVLON INC /DE/
filed 2000-11-14
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                                    FORM 10-Q

(Mark One)

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---               SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _______________

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

As of September 30, 2000, 20,115,935 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,250,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by REV Holdings Inc., an indirect wholly owned subsidiary of Mafco Holdings Inc.


                                Total Pages - 21

                          REVLON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (dollars in millions, except per share data)

                                                                                               SEPTEMBER 30,         DECEMBER 31,
                              ASSETS                                                               2000                 1999
                                                                                              ---------------      ---------------
Current assets:                                                                                (Unaudited)
      Cash and cash equivalents............................................................   $          24.0      $          25.4
      Trade receivables, less allowances of $19.2
            and $27.2, respectively........................................................             223.8                332.6
      Inventories..........................................................................             202.8                278.3
      Prepaid expenses and other...........................................................              42.2                 51.3
                                                                                              ---------------      ---------------
            Total current assets...........................................................             492.8                687.6
Property, plant and equipment, net.........................................................             262.6                336.4
Other assets...............................................................................             165.0                177.5
Intangible assets, net.....................................................................             208.6                356.8
                                                                                              ---------------      ---------------
            Total assets...................................................................   $       1,129.0      $       1,558.3
                                                                                              ===============      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties................................................   $          25.8      $          37.6
      Current portion of long-term debt - third parties....................................               -                   10.2
      Accounts payable.....................................................................              85.0                139.8
      Accrued expenses and other...........................................................             289.4                409.7
                                                                                              ---------------      ---------------
            Total current liabilities......................................................             400.2                597.3
Long-term debt - third parties ............................................................           1,553.2              1,737.8
Long-term debt - affiliates................................................................              24.1                 24.1
Other long-term liabilities................................................................             211.5                214.0

Stockholders' deficiency:
      Preferred stock, par value $.01 per share; 20,000,000 shares authorized,
            546 shares of Series A Preferred Stock
            issued and outstanding.........................................................              54.6                 54.6
      Class B Common Stock, par value $.01 per share; 200,000,000
            shares authorized, 31,250,000 issued and outstanding...........................               0.3                  0.3
      Class A Common Stock, par value $.01 per share; 350,000,000 shares
            authorized, 20,115,935 and 19,992,837 issued and outstanding, respectively.....               0.2                  0.2
      Capital deficiency...................................................................            (227.3)              (228.4)
      Accumulated deficit since June 24, 1992..............................................            (852.3)              (773.5)
      Accumulated other comprehensive loss.................................................             (35.5)               (68.1)
                                                                                              ---------------      ---------------
            Total stockholders' deficiency.................................................          (1,060.0)            (1,014.9)
                                                                                              ---------------      ---------------
            Total liabilities and stockholders' deficiency.................................   $       1,129.0      $       1,558.3
                                                                                              ===============      ===============



See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (dollars in millions, except per share data)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ----------------------------------   --------------------------------
                                                                 2000                1999             2000               1999
                                                             --------------     ---------------   --------------     -------------
Net sales..................................................  $       351.9      $        452.4    $     1,170.5      $    1,446.9
Cost of sales..............................................          124.7               170.0            417.5             510.6
                                                             --------------     ---------------   --------------     -------------
     Gross profit..........................................          227.2               282.4            753.0             936.3
Selling, general and administrative expenses...............          203.7               403.5            686.6           1,001.0
Restructuring costs and other, net.........................           13.7                 4.4             28.3              22.1
                                                             --------------     ---------------   --------------     -------------

     Operating income (loss)...............................            9.8              (125.5)            38.1             (86.8)
                                                             --------------     ---------------   --------------     -------------

Other expenses (income):
     Interest expense......................................           35.6                36.8            108.9             108.6
     Interest income.......................................           (0.7)               (0.4)            (1.5)             (1.9)
     Amortization of debt issuance costs...................            1.0                 0.8              4.5               3.3
     Foreign currency (gains) losses, net..................           (1.1)                0.2              1.0               0.2
     Gain on sale of product line and brand, net...........              -                   -             (3.0)                -
     Miscellaneous, net....................................           (0.9)               (0.1)               -               0.2
                                                             --------------     ---------------   --------------     -------------
          Other expenses, net..............................           33.9                37.3            109.9             110.4
                                                             --------------     ---------------   --------------     -------------

Loss before income taxes...................................          (24.1)             (162.8)           (71.8)           (197.2)

Provision for income taxes.................................            2.2                 1.9              7.0               5.6
                                                             --------------     ---------------   --------------     -------------
Net loss...................................................  $       (26.3)     $       (164.7)   $       (78.8)     $      (202.8)
                                                             ==============     ===============   ==============     =============

Basic loss per common share................................  $       (0.51)     $        (3.21)   $       (1.54)     $      (3.96)
                                                             ==============     ===============   ==============     =============

Diluted loss per common share..............................  $       (0.51)     $        (3.21)   $       (1.54)     $      (3.96)
                                                             ==============     ===============   ==============     =============
Weighted average number of common shares outstanding:
      Basic and diluted....................................     51,365,935          51,242,837       51,322,806        51,239,344
                                                             ==============     ===============   ==============     =============


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                             (DOLLARS IN MILLIONS)


                                                                                                    ACCUMULATED
                                                                                                       OTHER             TOTAL
                                                PREFERRED    COMMON     CAPITAL      ACCUMULATED   COMPREHENSIVE      STOCKHOLDERS'
                                                  STOCK      STOCK     DEFICIENCY      DEFICIT        LOSS (a)         DEFICIENCY
                                                ---------   --------  ------------  ------------  ----------------    -------------
Balance, January 1, 1999....................... $    54.6   $    0.5  $    (228.5)  $    (402.0)  $         (72.6)    $    (648.0)
     Issuance of common stock..................                               0.1                                             0.1
     Comprehensive loss:
        Net loss...............................                                          (202.8)                           (202.8)
        Revaluation of marketable securities...                                                              (0.9)           (0.9)
        Currency translation adjustment........                                                             (32.3)          (32.3)
                                                                                                                      -------------
     Total comprehensive loss..................                                                                            (236.0)
                                                ---------   --------  ------------  ------------  ----------------    -------------
Balance, September 30, 1999.................... $    54.6   $    0.5  $     (228.4) $    (604.8)  $        (105.8)    $    (883.9)
                                                =========   ========  ============  ============  ================    =============

Balance, January 1, 2000....................... $    54.6   $    0.5  $     (228.4) $    (773.5)  $         (68.1)    $  (1,014.9)
     Issuance of common stock..................                                1.1                                            1.1
     Comprehensive loss:
        Net loss...............................                                           (78.8)                            (78.8)
        Currency translation adjustment........                                                              32.6 (b)        32.6
                                                                                                                      -------------
     Total comprehensive loss..................                                                                             (46.2)
                                                ---------   --------  ------------  ------------  ----------------    -------------
Balance, September 30, 2000.................... $    54.6   $    0.5  $     (227.3) $    (852.3)  $         (35.5)    $  (1,060.0)
                                                =========   ========  ============  ============  ================    =============


 --------------------
 (a) Accumulated other comprehensive loss includes unrealized losses on marketable securities of $3.8 and $3.9 as of September 30, 2000 and 1999, respectively, cumulative net currency translation losses of $26.8 and $69.4 as of September 30, 2000 and 1999, respectively, and adjustments for the minimum pension liability of $4.9 and $32.5 as of September 30, 2000 and 1999, respectively.

 (b) Accumulated other comprehensive loss and comprehensive loss each include a reclassification adjustment of $48.3 for realized losses on foreign currency adjustments associated with the sale of the Company's worldwide professional products line.


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     2000              1999
                                                                                      --------------    --------------
Net loss...........................................................................   $       (78.8)    $      (202.8)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization.................................................            89.6              90.9
     Net (gain) loss on sale of product line, brand and certain assets.............            (3.0)              1.6
     Change in assets and liabilities, net of effects of dispositions:
          Decrease in trade receivables............................................            26.4              74.7
          Decrease (increase) in inventories.......................................            15.5             (44.5)
          Decrease in prepaid expenses and
                       other current assets........................................             8.6               7.0
          (Decrease) increase in accounts payable..................................           (22.3)             39.9
          Decrease in accrued expenses and other
                       current liabilities.........................................          (120.7)             (8.3)
          Other, net...............................................................           (47.2)            (49.3)
                                                                                      --------------    --------------
Net cash used for operating activities.............................................          (131.9)            (90.8)
                                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...............................................................           (11.4)            (31.4)
Net proceeds from the sale of product line, brand and certain assets...............           339.6               1.6
Acquisition of technology rights...................................................            (3.0)                -
                                                                                      --------------    --------------
Net cash provided by (used for) investing activities...............................           325.2             (29.8)
                                                                                      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings - third parties...................            (7.1)              8.1
Proceeds from the issuance of long-term debt - third parties.......................           289.6             515.1
Repayment of long-term debt - third parties........................................          (475.7)           (336.3)
Net proceeds from issuance of common stock.........................................               -               0.1
Proceeds from the issuance of debt - affiliates....................................               -              67.1
Repayment of debt - affiliates.....................................................               -             (67.1)
                                                                                      --------------    --------------
Net cash (used for) provided by financing activities...............................          (193.2)            187.0
                                                                                      --------------    --------------
Effect of exchange rate changes on cash and cash equivalents.......................            (1.5)             (3.4)
                                                                                      --------------    --------------
     Net (decrease) increase in cash and cash equivalents..........................            (1.4)             63.0
     Cash and cash equivalents at beginning of period..............................            25.4              34.7
                                                                                      --------------    --------------
     Cash and cash equivalents at end of period....................................   $        24.0     $        97.7
                                                                                      ==============    ==============

Supplemental schedule of cash flow information: Cash paid during the period for:
          Interest.................................................................   $       121.3     $       120.1
          Income taxes, net of refunds.............................................             3.1               6.1

Supplemental schedule of noncash financing activities:
          Issuance of common stock.................................................   $         1.1     $           -


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


     (1) BASIS OF PRESENTATION

          Revlon, Inc. (the "Company") is a holding company, formed in April 1992, that conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries (together, "Products Corporation"). The Company is an indirect majority owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco Holdings" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman.

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

         The Company matches advertising and promotion expenses with sales revenues for interim reporting purposes. Advertising and promotion expenses estimated for a full year are charged to earnings for interim reporting purposes in proportion to the relationship that net sales for such period bear to estimated full year net sales. As a result, for the nine months ended September 30, 2000 and 1999, disbursements and commitments for advertising and promotion exceeded advertising and promotion expenses by $23.1 and $19.2, respectively, and such amounts were deferred.

         On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and Plusbelle brand in Argentina, respectively. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the professional products line and Plusbelle brand through the dates of their respective dispositions.


     (2) INVENTORIES
                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     2000              1999
                                                ---------------    -------------
           Raw materials and supplies           $          61.4    $        74.1
           Work-in-process....................             11.2             19.7
           Finished goods.....................            130.2            184.5
                                                ---------------    -------------
                                                $         202.8    $       278.3
                                                ===============    =============

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


     (3) BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

         The basic (loss) income per common share has been computed based upon the weighted average number of shares of common stock outstanding during each of the periods presented. Diluted (loss) income per common share has been computed based upon the weighted average number of shares of common stock outstanding. The Company's outstanding stock options represent the only potential dilutive common stock outstanding. The number of shares used in the calculation of basic and diluted loss per common share was the same in each period presented, as it does not include any incremental shares that would have been outstanding assuming the exercise of stock options because the effect of those incremental shares would have been antidilutive. For each period presented, the amount of loss used in the calculation of diluted loss per common share was the same as the amount of loss used in the calculation of basic loss per common share.

     (4) RESTRUCTURING COSTS AND OTHER, NET

         Since 1998 the Company has been continuously evaluating its organizational structure and has implemented a number of restructuring plans.

         In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. For the nine months ended September 30, 1999, the Company recorded a net charge of $22.1, $3.8 of which was recorded in the third quarter of 1999, relating to the restructuring plan, principally for additional employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business for which it recorded a charge of $1.0. In the third quarter of 1999, the Company also consummated the exit from the non-core business referred to above, as to which an additional charge of $0.6 was included in restructuring costs and other, net for such period.

         In the first quarter of 2000, the Company recorded a charge of $9.5 relating to a restructuring plan which began in the fourth quarter of 1999, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States. The Company continued to implement such restructuring plan during the second quarter of 2000 during which it recorded a charge of $5.1 relating to exiting certain operations in Japan and employee severance and other personnel benefits.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company is developing a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities. In the third quarter of 2000, the Company recorded a charge of $13.7 related to such plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations. Refer to footnote 7 for further information on the Company's plans.

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


         Of the 208 employees and the 469 employees for whom severance and other personnel benefits were included in the charges for the fourth quarter 1999 and during the nine-month period ended September 30, 2000, respectively, the Company had terminated 624 employees by September 30, 2000. As of September 30, 2000, the unpaid balance of the restructuring costs is included in accrued expenses and other in the Company's Unaudited Consolidated Condensed Balance Sheet.

         Details of the activity described above during the nine-month period ended September 30, 2000 are as follows:


                                                                                                                       BALANCE
                                                         BALANCE                             UTILIZED, NET              AS OF
                                                          AS OF                        -------------------------
                                                         1/1/00       EXPENSES, NET       CASH          NONCASH       9/30/00
                                                       -----------  -----------------  -----------     ---------     -----------
     Employee severance and other
            personnel benefits.......................  $      24.6     $      22.9     $     (26.7)    $    (1.1)    $      19.7
     Factory, warehouse, office
           and other costs...........................          9.4             5.4            (4.1)         (2.6)            8.1
                                                       -----------     -----------     -----------     ---------     -----------
                                                       $      34.0     $      28.3     $     (30.8)    $    (3.7)    $      27.8
                                                       ===========     ===========     ===========     =========     ===========

     (5) DISPOSITION OF PRODUCT LINE AND BRAND

         On March 30, 2000, Products Corporation completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of Products Corporation's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement therefor, including the determination of the amount of the consideration. In connection with the disposition, the Company recognized a pre-tax and after-tax gain of $6.2. Approximately $150.3 of the Net Proceeds (as defined in the Credit Agreement) were used to reduce the aggregate commitment under the Credit Agreement (as hereinafter defined).

         On May 8, 2000, Products Corporation completed the disposition of its Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds were used to reduce the aggregate commitment under the Credit Agreement. In connection with the disposition, the Company recognized a pre-tax and after-tax loss of $3.2.

                          REVLON, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)


     (6) GEOGRAPHIC INFORMATION

         The Company manages its business on the basis of one reportable operating segment. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates. The Company's operations in Brazil have accounted for approximately 5.1% and 3.9% of the Company's net sales for the third quarter of 2000 and 1999, respectively, and 4.7% and 3.9% of the Company's net sales for the nine months ended September 30, 2000 and 1999, respectively. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
Geographic areas:                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                      ----------------------------------        ---------------------------------
       Net sales:                                          2000                1999                  2000               1999
                                                      --------------      --------------        --------------     --------------
             United States.........................   $       215.2       $       250.0         $       697.1      $       847.1
             International.........................           136.7               202.4                 473.4              599.8
                                                      --------------      --------------        --------------     --------------
                                                      $       351.9       $       452.4         $     1,170.5       $    1,446.9
                                                      ==============      ==============        ==============     ==============

                                                        SEPTEMBER 30,       DECEMBER 31,
       Long-lived assets:                                  2000                1999
                                                      --------------      --------------
             United States.........................   $       414.5       $       611.3
             International.........................           221.7               259.4
                                                      --------------      --------------
                                                      $       636.2       $       870.7
                                                      ==============      ==============

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
Classes of similar products:                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                                      ----------------------------------        ---------------------------------
       Net sales:                                          2000                1999                  2000               1999
                                                      --------------      --------------        --------------     --------------
             Cosmetics, skin care and fragrances...   $       229.0       $       241.2         $       730.4      $       775.8
             Personal care and professional........           122.9               211.2                 440.1              671.1
                                                      --------------      --------------        --------------     --------------
                                                      $       351.9       $       452.4         $     1,170.5      $     1,446.9
                                                      ==============      ==============        ==============     ==============

     (7) SUBSEQUENT EVENTS

         As part of the restructuring plan initiated in the third quarter of 2000, the Company announced in the fourth quarter of 2000 that it would cease its manufacturing operations in Mississauga, Canada, and intended to discontinue manufacturing operations in Phoenix, Arizona during 2001 and shift production to the Oxford, North Carolina facility. The Company estimates that the costs of closing these facilities and relocating manufacturing will result in a one-time charge of $50 to $55 (which is in addition to the $13.7 recorded in the third quarter of 2000). These costs principally include severance and write-downs of assets. Net cash expenditures (after the proceeds from the sale of assets) are estimated to be $30 to $35.

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

         On March 30, 2000 and May 8, 2000, Products Corporation completed the dispositions of its worldwide professional products line and Plusbelle brand in Argentina, respectively. Accordingly, the Unaudited Consolidated Condensed Financial Statements include the results of operations of the professional products line and Plusbelle brand through the dates of their respective dispositions.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively:

                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                 ------------------------------    ------------------------------
 Net sales:                          2000             1999             2000             1999
                                 ------------     -------------    ------------     -------------
     United States...........    $     215.2      $      250.0     $     697.1      $      847.1
     International...........          136.7             202.4           473.4             599.8
                                 ------------     -------------    ------------     -------------
                                 $     351.9      $      452.4      $  1,170.5      $    1,446.9
                                 ============     =============    ============     =============


         The following table sets forth certain statements of operations data as a percentage of net sales for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively:

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                             -------------------------------        -------------------------------
                                                 2000              1999                 2000              1999
                                             -------------     -------------        -------------     -------------
 Cost of sales...........................          35.4 %            37.6 %               35.7 %            35.3 %
 Gross profit............................          64.6              62.4                 64.3              64.7
 Selling, general and administrative
       expenses ("SG&A").................          57.9              89.2                 58.7              69.2
 Restructuring costs and other, net......           3.9               0.9                  2.4               1.5
 Operating income (loss).................           2.8             (27.7)                 3.3              (6.0)


NET SALES

         Net sales were $351.9 and $452.4 for the third quarters of 2000 and 1999, respectively, a decrease of $100.5, or 22.2% on a reported basis (a decrease of 21.2% on a constant U.S. dollar basis), and were $1,170.5 and $1,446.9 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $276.4, or 19.1% on a reported basis (a decrease of 18.2% on a constant U.S. dollar basis). The decline in consolidated net sales for the third quarter and nine months ended September 30, 2000 as compared with the comparable 1999 periods is primarily due to the sale of the worldwide professional products line and Plusbelle brand in Argentina, the effect on sales of the reduction of overall U.S. customer inventories, reduced consumer demand for the Company's cosmetics, and increased competitive activity in certain markets.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


         Net sales, excluding the worldwide professional products line and the Plusbelle brand in Argentina, were $351.9 and $355.8 for the third quarters of 2000 and 1999, respectively, a decrease of $3.9, or 1.1% on a reported basis (an increase of 0.6% on a constant U.S. dollar basis), and were $1,074.2 and $1,149.5 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $75.3, or 6.6% on a reported basis (a decrease of 5.5% on a constant U.S. dollar basis).

         United States. Net sales in the United States were $215.2 for the third quarter of 2000 compared with $250.0 for the third quarter of 1999, a decrease of $34.8, or 13.9%, and were $697.1 for the nine months ended September 30, 2000 compared with $847.1 for the nine months ended September 30, 1999, a decrease of $150.0, or 17.7%.

         Net sales, excluding the domestic portion of the worldwide professional products line, were $215.2 for the third quarter of 2000 compared with $210.7 for the third quarter of 1999, an increase of $4.5, or 2.1%, and were $662.0 for the nine months ended September 30, 2000 compared with $723.5 for the nine months ended September 30, 1999, a decrease of $61.5, or 8.5%. The decline in sales for the nine months ended September 30, 2000 is primarily due to a reduction of overall U.S. customer inventories, which the Company anticipates will continue to affect sales, and reduced consumer demand for the Company's cosmetics.

         International. Net sales outside the United States were $136.7 for the third quarter of 2000 compared with $202.4 for the third quarter of 1999, a decrease of $65.7, or 32.5%, and were $473.4 for the nine months ended September 30, 2000 compared with $599.8 for the nine months ended September 30, 1999, a decrease of $126.4, or 21.1%. The decrease was due to the sale of the worldwide professional products line and the Plusbelle brand in Argentina, as well as increased competitive activity in certain markets.

         Net sales, excluding the worldwide professional products line outside the United States and the Plusbelle brand in Argentina, were $136.7 for the third quarter of 2000 compared with $145.1 for the comparable 1999 period, a decrease of $8.4, or 5.8%, on a reported basis (a decrease of 1.6% on a constant U.S. dollar basis), and were $412.2 for the nine months ended September 30, 2000 compared with $426.0 for the nine months ended September 30, 1999, a decrease of $13.8, or 3.2%, on a reported basis (a decrease of 0.2% on a constant U.S. dollar basis). The decrease in net sales for the third quarter and nine months ended September 30, 2000 on a constant dollar basis is primarily due to increased competitive activity in certain markets outside the U.S., partially offset by the introduction of new products in certain markets. The decrease in net sales for the third quarter and nine months ended September 30, 2000 on a reported basis also reflects the unfavorable effect on sales of a stronger U.S. dollar against certain foreign currencies. Sales outside the United States are divided into three geographic regions. In Europe, which comprises Europe, the Middle East and Africa, net sales decreased by 8.8% on a reported basis to $41.6 for the third quarter of 2000 as compared with the third quarter of 1999 (an increase of 1.3% on a constant U.S. dollar basis), and decreased by 5.3% on a reported basis to $132.2 for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 (an increase of 2.4% on a constant U.S. dollar basis). In the Western Hemisphere, which comprises Canada, Mexico, Central America, South America and Puerto Rico, net sales increased by 0.6% on a reported basis to $63.6 for the third quarter of 2000 as compared with the third quarter of 1999 (a decrease of 0.5% on a constant U.S. dollar basis), and increased by 1.9% on a reported basis to $184.8 for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 (an increase of 1.7% on a constant U.S. dollar basis). The Company's operations in Brazil are significant. In Brazil, net sales were $18.1 on a reported basis for the third quarter of 2000 compared with $17.5 for the third quarter of 1999, an increase of $0.6, or

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


3.4% (an increase of 1.2% on a constant U.S. dollar basis), and were $54.5 on a reported basis for the nine months ended September 30, 2000 compared with $56.9 for the nine months ended September 30, 1999, a decrease of $2.4, or 4.2% (a decrease of 3.0% on a constant U.S. dollar basis). On a constant U.S. dollar basis net sales in Brazil for the nine months ended September 30, 2000 were adversely affected by increased competitive activities and disruptions resulting from the Company's consideration of the possible sale of certain of its Brazilian brands. In the Far East, net sales decreased by 13.2% on a reported basis to $31.5 for the third quarter of 2000 as compared with the third quarter of 1999 (a decrease of 7.2% on a constant U.S. dollar basis), and decreased by 9.4% on a reported basis to $95.2 for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 (a decrease of 6.8% on a constant U.S. dollar basis). Net sales outside the United States, including, without limitation, in Brazil, may be adversely affected by weak economic conditions, political and economic uncertainties, including, without limitation, currency fluctuations, and competitive activities in certain markets.

Cost of sales

         As a percentage of net sales, cost of sales was 35.4% for the third quarter of 2000 compared with 37.6% for the third quarter of 1999, and 35.7% for the nine months ended September 30, 2000 compared with 35.3% for the nine months ended September 30, 1999. Excluding the worldwide professional products line and the Plusbelle brand in Argentina, cost of sales as a percentage of net sales was 35.4% for the third quarter of 2000 compared with 37.3% for the third quarter of 1999, and 35.2% for the nine months ended September 30, 2000 compared with 34.5% for the nine months ended September 30, 1999. The decrease in cost of sales as a percentage of net sales for the third quarter of 2000 compared with the third quarter of 1999 is due primarily to product mix, partially offset by the effect of fixed costs on lower net sales. The increase in cost of sales as a percentage of net sales for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 is due to the mix of new products with higher product packaging and material costs and the effect of fixed costs on lower net sales.

SG&A expenses

         As a percentage of net sales, SG&A expenses were 57.9% for the third quarter of 2000 compared with 89.2% for the third quarter of 1999, and 58.7% for the nine months ended September 30, 2000 compared with 69.2% for the nine months ended September 30, 1999. Excluding the worldwide professional products line and the Plusbelle brand in Argentina, SG&A expenses as a percentage of net sales were 57.9% for the third quarter of 2000 compared with 99.0% for the third quarter of 1999, and 59.0% for the nine months ended September 30, 2000 compared with 73.4% for the nine months ended September 30, 1999. The decrease in SG&A expenses as a percentage of sales during the 2000 periods primarily reflects reduced trade promotion and couponing activity and the favorable impact of the Company's restructuring efforts partially offset by the effect of fixed costs on lower net sales. The 1999 periods included an adjustment for recognition of additional advertising and promotional charges due to a substantially reduced sales forecast for the 1999 fourth quarter.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


Restructuring costs and other, net

         Since 1998 the Company has been continuously evaluating its organizational structure and has implemented a number of restructuring plans.

         In the fourth quarter of 1998, the Company committed to a restructuring plan to realign and reduce personnel, exit excess leased real estate, realign and consolidate regional activities, reconfigure certain manufacturing operations and exit certain product lines. For the nine months ended September 30, 1999, the Company recorded a net charge of $22.1, $3.8 of which was recorded in the third quarter of 1999, relating to such restructuring plan, principally for additional employee severance and other personnel benefits as well as other costs. Also in the second quarter of 1999, the Company adopted a plan to exit a non-core business for which it recorded a charge of $1.0. In the third quarter of 1999, the Company also consummated the exit from the non-core business referred to above, as to which an additional charge of $0.6 is included in restructuring costs and other, net for such period.

         In the first quarter of 2000, the Company recorded a charge of $9.5 relating to a restructuring plan which began in the fourth quarter of 1999, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the United States. The Company continued to implement such restructuring plan during the second quarter of 2000 during which it recorded a charge of $5.1 relating to exiting certain operations in Japan and employee severance and other personnel benefits.

         During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company is developing a new restructuring plan designed to improve profitability by reducing personnel and consolidating manufacturing facilities. In the third quarter of 2000, the Company recorded a charge of $13.7 related to such plan, principally for additional employee severance and other personnel benefits and to consolidate worldwide operations.


         The Company anticipates annual savings of approximately $20 relating to the restructuring charges taken in the nine months ended September 30, 2000.

Operating income (loss)

         As a result of the foregoing, operating income (loss) increased to $9.8 for the third quarter of 2000 from $(125.5) for the third quarter of 1999 and increased to $38.1 for the nine months ended September 30, 2000 from $(86.8) for the nine months ended September 30, 1999.

         Operating income (loss), excluding the worldwide professional products line and the Plusbelle brand in Argentina, increased to $9.8 for the third quarter of 2000 from $(132.3) for the third quarter of 1999 and increased to $33.5 for the nine months ended September 30, 2000 from $(109.0) for the nine months ended September 30, 1999.

Other expenses (income)

         Interest expense was $35.6 for the third quarter of 2000 compared with $36.8 for the third quarter of 1999 and $108.9 for the nine months ended September 30, 2000 compared with $108.6 for the nine months ended September 30, 1999. The decrease in interest expense for the third quarter of 2000 as compared with the third quarter of 1999 is primarily due to the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional product line and the Plusbelle brand in Argentina, partially offset by higher interest rates under the Credit Agreement. The increase in interest expense for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 is primarily due to higher average outstanding debt during the first

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


quarter of 2000 and higher interest rates under the Credit Agreement during the nine months ended September 30, 2000, partially offset by the repayment in June 1999 of Products Corporation's 9 1/2% Senior Notes due 1999 (the "1999 Notes") and the repayment of borrowings under the Credit Agreement with the net proceeds from the disposition of the professional products line and the Plusbelle brand.

         Foreign currency (gains) losses, net, were $(1.1) for the third quarter of 2000 compared with $0.2 in the third quarter of 1999, and $1.0 for the nine months ended September 30, 2000 compared with $0.2 for the nine months ended September 30, 1999. Foreign currency (gains), net for the third quarter of 2000, resulted primarily from the strengthening of the Mexican peso against the U.S. dollar. Foreign currency losses, net for the nine months ended September 30, 2000, consisted primarily of losses in certain markets in Latin America.

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

         On March 30, 2000, Products Corporation completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands. In connection with the disposition, the Company recognized a pre-tax and after-tax gain of $6.2 (See Note 5 to the Unaudited Consolidated Condensed Financial Statements).

Provision for income taxes

         The provision for income taxes was $2.2 for the third quarter of 2000 compared with $1.9 for the third quarter of 1999 and $7.0 for the nine months ended September 30, 2000 compared with $5.6 for the nine months ended September 30, 1999. The increase for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 was primarily due to the reduction of certain deferred tax assets and increased taxes associated with the worldwide professional products line.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $131.9 and $90.8 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used for operating activities for the nine months ended September 30, 2000 compared with net cash used for operating activities for the nine months ended September 30, 1999 resulted primarily from changes in working capital.

         Net cash provided by (used for) investing activities was $325.2 and $(29.8) for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by investing activities for the nine months ended September 30, 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and Plusbelle brand in Argentina, partially offset by cash used for capital expenditures. Net cash used for investing activities for the nine months ended September 30, 1999 consisted of capital expenditures, which primarily included upgrades to the Company's management information systems the majority of which are non-recurring in 2000, partially offset by proceeds from the exit from and sale of a small non-core business.

         Net cash (used for) provided by financing activities was $(193.2) and $187.0 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used for financing activities for the nine months ended September 30, 2000 included repayments of borrowings under the Credit Agreement and the repayment of Products Corporation's Japanese yen-denominated credit agreement (the "Yen Credit Agreement"), partially offset by cash drawn under the Credit Agreement. Net cash provided by financing activities for the nine months ended September 30, 1999 included cash drawn under the Credit Agreement, partially offset by repayments of borrowings under the Credit Agreement, redemption of the 1999 Notes and repayments under the Yen Credit Agreement.

         In May 1997, Products Corporation entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders, whose individual members change from time to time. In March 2000 and May 2000, 60% of the Net Proceeds from the disposition of the worldwide professional products line and its Plusbelle brand in Argentina, respectively, was applied to reduce the aggregate commitment under the Credit Agreement. As of September 30, 2000, after giving effect to the foregoing reductions, the Credit Agreement provided up to $534.8 and is comprised of five senior secured facilities: $106.2 in two term loan facilities (the "Term Loan Facilities"), a $300.0 multi-currency facility (the "Multi-Currency Facility"), a $78.6 revolving acquisition facility, which may also be used for general corporate purposes and which may be increased to $278.6 under certain circumstances with the consent of a majority of the lenders (the "Acquisition Facility"), and a $50.0 special standby letter of credit facility (the "Special LC Facility"). At September 30, 2000, the Company had $106.2 outstanding under the Term Loan Facilities, $219.1 outstanding under the Multi-Currency Facility, $78.6 outstanding under the Acquisition Facility and $22.2 of issued but undrawn letters of credit under the Special LC Facility. As a result of the permanent reductions of the commitment from the sale of the professional products line and the Plusbelle brand the scheduled reductions of the Acquisition Facility will also be reduced such that the total amount of such reductions is equal to the reduced aggregate Acquisition Facility commitment. The scheduled reductions of the Acquisition Facility are $16.2 for the remainder of 2000, $48.8 during 2001 and the balance at maturity in May 2002.

         A subsidiary of Products Corporation was the borrower under the Yen Credit Agreement. In March 2000, the outstanding balance under the Yen Credit Agreement was repaid in full in accordance with its terms.

         The Company's principal sources of funds are expected to be cash flow generated from operations (before interest), borrowings under the Credit Agreement and other existing working capital lines and renewals thereof. The Credit Agreement, Products Corporation's 8 5/8% Senior Subordinated Notes due

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


2008 (the "8 5/8% Notes"), Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Senior Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital and capital expenditure requirements, expenses in connection with the Company's restructuring plans referred to above and debt service payments.

         The Company estimates that capital expenditures for 2000 will be approximately $15. The Company estimates that cash payments related to the restructuring plans referred to in Note 4 and Note 7 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be approximately $55 in 2000. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings Inc. as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2000.

         Products Corporation enters into forward foreign exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were no forward foreign exchange or option contracts outstanding at September 30, 2000.

         The Company expects that cash flows from operations and funds from currently available credit facilities and renewals of short-term borrowings will be sufficient to enable the Company to meet its anticipated cash requirements during 2000 on a consolidated basis, including for debt service. However, there can be no assurance that the combination of cash flow from operations, funds from existing credit facilities and renewals of short-term borrowings will be sufficient to meet the Company's cash requirements on a consolidated basis. Products Corporation anticipates that it will be seeking to amend its Credit Agreement in certain respects in 2001 in order to fund its proposed restructuring plans and to amend certain of the financial covenants for 2001 and 2002. If the Company is unable to satisfy such cash requirements, and amend the Credit Agreement, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, delaying or revising proposed restructuring plans, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Products Corporation has had discussions with an affiliate that is prepared to provide financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2000. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on the Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan, provided that the aggregate amount of such dividends and distributions taken together with any

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

purchases of Revlon, Inc. Class A Common Stock on the open market to satisfy matching obligations under the excess savings plan may not exceed $6.0 per annum.

SUBSEQUENT EVENTS

         As part of the restructuring plan initiated in the third quarter of 2000, the Company announced in the fourth quarter of 2000 that it would cease its manufacturing operations in Mississauga, Canada, and intended to discontinue manufacturing operations in Phoenix, Arizona during 2001 and shift production to the Oxford, North Carolina facility. The Company estimates that the costs of closing these facilities and relocating manufacturing will result in a one-time charge of $50 to $55 (which is in addition to the $13.7 recorded in the third quarter of 2000). These costs principally include severance and write-downs of assets. Net cash expenditures (after the proceeds from the sale of assets) are estimated to be $30 to $35. The Company expects that these planned actions when fully implemented will result in annual savings of approximately $25 to $30.

         In October 2000, the Company announced changes in the way it goes to market with its U.S. retail partners designed to increase consumption of the Company's products and drive market growth. The new terms of trade are effective January 1, 2001, with a transition during the fourth quarter of 2000. They include the phased rollout of a new retail display system, increased in-store coverage, incentives for retailers intended to encourage more efficient ordering and shipping and to lower merchandise return rates and rewards for increased consumer sell-through.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 1999. As referred to above, in March 2000 and May 2000, Products Corporation reduced the aggregate commitment under its Credit Agreement and repaid its Yen Credit Agreement. The following table presents the information required by Item 7A as of September 30, 2000.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


                                                        EXPECTED MATURITY DATE FOR YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------------------  FAIR VALUE
                                                                                                                       SEPTEMBER 30,
                                                 2001      2002     2003     2004    2005    THEREAFTER       TOTAL        2000
                                                -------- --------- -------  ------- ------  -------------  ----------- -------------
DEBT                                                                 (US dollar equivalent in millions)
Short-term variable rate (various currencies)..  $25.8                                                          $ 25.8        $ 25.8
      Average interest rate (a) ...............    8.3%
Long-term fixed rate ($US) ....................                                                $ 1,149.3       1,149.3         741.8
      Average interest rate ...................                                                      8.6%
Long-term variable rate ($US) .................           $ 333.9                                                333.9         333.9
      Average interest rate (a) ...............               9.4%
Long-term variable rate (various currencies) ..               70.0                                                70.0          70.0
      Average interest rate (a) ...............               7.9%
                                                                                                             ---------  ------------
Total debt                                                                                                    $1,579.0     $ 1,171.5
                                                                                                             =========  ============

(a) Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2000.


FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q for the quarter ended September 30, 2000 as well as other public documents of the Company contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to: the introduction of new products; future financial performance; the effect on sales of the reduction of overall U.S. customer inventories including the timing thereof; the effect on sales of political and/or economic conditions and competitive activities in certain markets; the Company's estimate of restructuring activities, restructuring costs and benefits; the Company's plans with respect to and estimate of the timing of the shutdown of its Phoenix and Canada manufacturing operations, the charges, the cash cost and the annual savings resulting from such shutdowns; the Company's expectation that its new trade terms for its U.S. customers will increase consumption of its products, drive market growth, result in more efficient ordering and shipping and reduce returns; cash flow from operations; capital expenditures; the Company's qualitative and quantitative estimates as to market risk sensitive instruments; the Company's expectations about the effects of the transition to the Euro; the availability of funds from currently available credit facilities, renewals of short-term borrowings, capital contributions or loans from affiliates, the sale of assets or operations or additional shares of Revlon, Inc.; Products Corporation's intent to amend its Credit Agreement to fund its proposed restructuring plans and to amend certain of the financial covenants in the Credit Agreement for 2001 and 2002 and the effect of the adoption of certain accounting standards. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the
Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iii) unanticipated costs or

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


difficulties or delays in completing projects associated with the Company's strategy to improve operating efficiencies; (iv) the inability to renew short-term borrowings, secure capital contributions or loans from affiliates or sell assets or operations or additional shares of Revlon, Inc.; (v) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets, including but not limited to Brazil; (vi) actions by competitors, including business combinations, technological breakthroughs, new products offerings and marketing and promotional successes; (vii) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; (viii) lower than expected sales as a result of the reduction of overall U.S. customer inventories; (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (x) difficulties or delays in implementing higher than expected charges and cash costs or lower than expected savings from the shutdown of manufacturing operations in Phoenix and Canada; (xi) difficulties or delays in implementing or achieving the intended results of the new trade terms, including increased consumption, market growth and lower returns or unexpected consequences from the implementation of the new trade terms including the possible effect on sales; (xii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiii) difficulties, delays or unanticipated costs associated with the transition to the Euro; (xiv) difficulties, delays or inability to amend the Credit Agreement to fund proposed restructuring plans and the financial covenants in the Credit Agreement for 2001 and 2002; and (xv) the effects of the Company's adoption of certain new accounting standards.

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which has delayed the required implementation of SFAS No. 133 such that the Company must adopt this standard no later than January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an
Amendment of SFAS No. 133," to amend SFAS No. 133 and provide guidance on the implementation of SFAS No. 133. The Company is in the process of determining the impact the adoption of this statement will have on its financial position and results of operations. The Company plans to adopt the new standard on January 1, 2001.

         In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled, "Accounting for Certain Sales Incentives" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines are effective in the fourth quarter of the fiscal year beginning after December 15, 1999, and would be applied retroactively for purposes of comparability. Therefore, beginning in the fourth quarter of 2000, the Company is required to reclassify certain revenues and expenses related to its promotional programs out of operating expenses and into sales and cost of sales. The Company has not fully quantified the reclassification; however, the Company expects that by its nature, such reclassification will not affect the Company's operating income (loss) or net loss.

         In March 2000, the FASB issued SFAS Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation provides guidance for issues that have arisen in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges of awards, modifications to

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The implementation of the Interpretation by the Company on July 1, 2000 had no material impact on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On April 17, 2000 the plaintiffs in the six purported class actions filed in October and November 1999 by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman, Ted Parris, Jerry Krim and Dan Gavish individually and allegedly on behalf of others similarly situated to them against Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc., alleging among other things, violations of Rule 10b-5 under the Securities Exchange Act of 1934, filed an Amended Complaint, which consolidated all of the actions and limited the alleged class period to the period from October 29, 1997 through October 1, 1998 ("In Re Revlon, Inc. Securities Litigation"). On June 2, 2000, the Company moved to dismiss the Amended Complaint. The Company believes the allegations contained in the Amended Complaint are without merit and intends to vigorously defend against them.

         A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc., and REV Holdings Inc. between October 2, 1998, and September 30, 1999 (the "Purported Class Period"). The complaint alleges that Revlon, Inc. and certain of its present and former officers and directors and REV Holdings Inc. violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On October 17, 2000 the court ordered that this lawsuit be consolidated with the pending In Re Revlon, Inc. Securities Litigation. The Company believes the Complaint should properly be consolidated with the pending litigation and in any event that allegations contained in the complaint are without merit and intends to vigorously defend against them.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS -

         10.24 Sixth Amendment, dated as of September 8, 2000, to the Amended and Restated Credit Agreement, dated as of May 30, 1997, as amended, among Revlon Consumer Products Corporation, the Borrowing Subsidiaries from time to time parties thereto, the financial institutions from time to time parties thereto, the Co-Agents named therein, Citibank, N.A., as Documentation Agent, Lehman Commercial Paper Inc., as Syndication Agent, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., as Arranger.

         (b) REPORTS ON FORM 8-K - NONE

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVLON, INC.
                                   Registrant

   By:/s/ Douglas H. Greeff              By:/s/ Laurence Winoker
          -----------------------------     ------------------------------------
          Douglas H. Greeff                     Laurence Winoker
          Executive Vice President              Senior Vice President, Corporate
          and Chief Financial Officer           Controller and Treasurer

Dated:  November 14, 2000