Form 10-Q
period 2002-09-30
REVLON INC /DE/
filed 2002-11-14
CIK 887921

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

 x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No _X_

As of September 30, 2002, 20,516,135 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 11,650,000 shares of Class A Common Stock and all the shares of Class B Common Stock were held by REV Holdings Inc., an indirect wholly owned subsidiary of Mafco Holdings Inc.

                               Total Pages -- 34

                          REVLON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                       SEPTEMBER 30,         DECEMBER 31,
                              ASSETS                                                        2002                 2001
                                                                                       ---------------      -------------
Current assets:                                                                        (Unaudited)
      Cash and cash equivalents ............................................           $   59.2             $  103.3
      Marketable securities ................................................                -                    2.2
      Trade receivables, less allowances of $18.2
            and $15.4, respectively ........................................              218.6                203.9
      Inventories ..........................................................              165.8                157.9
      Prepaid expenses and other ...........................................               44.5                 45.6
                                                                                       --------             --------
            Total current assets ...........................................              488.1                512.9
Property, plant and equipment, net .........................................              131.8                142.8
Other assets ...............................................................              143.6                143.4
Intangible assets, net .....................................................              198.1                198.5
                                                                                       --------             --------
            Total assets ...................................................           $  961.6             $  997.6
                                                                                       ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Short-term borrowings - third parties ................................           $   24.4             $   17.5
      Accounts payable .....................................................               97.0                 87.0
      Accrued expenses and other ...........................................              266.8                281.3
                                                                                       --------             --------
            Total current liabilities ......................................              388.2                385.8
Long-term debt - third parties .............................................            1,693.6              1,619.5
Long-term debt - affiliates ................................................               24.1                 24.1
Other long-term liabilities ................................................              255.9                250.9

Stockholders' deficiency:
      Preferred stock, par value $.01 per share; 20,000,000
            shares authorized, 546 shares of Series A Preferred Stock
            issued and outstanding .........................................               54.6                 54.6
      Preferred stock, par value $.01 per share; 20,000,000
            shares authorized, 4,333 shares of Series B Preferred Stock
            issued and outstanding .........................................                -                    -
      Class B Common Stock, par value $.01 per share; 200,000,000
            shares authorized, 31,250,000 issued and outstanding ...........                0.3                  0.3
      Class A Common Stock, par value $.01 per share; 350,000,000
            shares authorized, 20,516,135 issued and outstanding ...........                0.2                  0.2
      Capital deficiency ...................................................             (201.3)              (201.3)
      Accumulated deficit since June 24, 1992 ..............................           (1,182.5)            (1,075.4)
      Accumulated other comprehensive loss .................................              (71.5)               (61.1)
                                                                                       --------             --------
            Total stockholders' deficiency .................................           (1,400.2)            (1,282.7)
                                                                                       --------             --------
            Total liabilities and stockholders' deficiency .................           $  961.6             $  997.6
                                                                                       ========             ========

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ---------------------------------  ----------------------------------
                                                      2002                2001           2002               2001
                                                 ----------------    -------------  --------------    ----------------
Net sales ..................................      $      323.2     $      320.2     $      906.8      $      955.9
Cost of sales ..............................             121.6            129.8            350.4             404.4
                                                   -------------    -------------    --------------    --------------
     Gross profit ..........................             201.6            190.4            556.4             551.5
Selling, general and administrative expenses             177.7            162.9            525.2             522.3
Restructuring costs ........................               2.1              3.0              9.3              25.5
                                                   -------------    -------------    --------------    --------------

     Operating income ......................              21.8             24.5             21.9               3.7
                                                   -------------    -------------    --------------    --------------

Other expenses (income):
     Interest expense ......................              40.1             34.1            118.4             104.8
     Interest income .......................              (0.8)            (0.5)            (2.6)             (2.0)
     Amortization of debt issuance costs ...               2.0              1.6              5.8               4.6
     Foreign currency losses, net ..........               1.2              2.7              3.0               2.5
     Loss on sale of assets and brand, net .                --              7.9              1.0              15.0
     Miscellaneous, net ....................               0.4              0.1              1.3               0.9
                                                   -------------    -------------    --------------    --------------
          Other expenses, net ..............              42.9             45.9            126.9             125.8
                                                   -------------    -------------    --------------    --------------

Loss before income taxes ...................             (21.1)           (21.4)          (105.0)           (122.1)

Provision for income taxes .................               1.0              1.5              2.1               3.3

                                                   -------------    -------------    --------------    --------------
Net loss ...................................      $      (22.1)    $      (22.9)    $     (107.1)     $     (125.4)
                                                   =============    =============    ==============    ==============

Basic and diluted loss per common share ....      $      (0.42)    $      (0.44)    $      (2.05)     $      (2.40)
                                                   =============    =============    ==============    ==============

Weighted average number of
     common shares outstanding:
      Basic and diluted ....................        52,199,468       52,199,388       52,199,468        52,199,308
                                                   =============    =============    ==============    ==============

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                  PREFERRED       COMMON       CAPITAL      ACCUMULATED  COMPREHENSIVE
                                                    STOCK          STOCK     DEFICIENCY     DEFICIT         LOSS (a)
                                                  -----------   -----------  -----------  -------------  ----------------
Balance, January 1, 2001 ........................$       54.6    $    0.5      $  (210.3)    $  (921.7)     $  (29.8)
     Capital contribution from indirect parent ..                                   10.0
     Net distribution from affiliate ............                                   (1.0)(b)
     Comprehensive loss:
        Net loss ................................                                               (125.4)
        Currency translation adjustment .........                                                               16.8 (c)
        Revaluation of foreign currency forward
             exchange contracts .................                                                                0.4

     Total comprehensive loss ...................
                                                  -----------   -----------  -----------  -------------  ----------------
Balance, September 30, 2001 .....................$       54.6    $    0.5      $  (201.3)    $(1,047.1)     $  (12.6)
                                                  ===========   ===========  ===========  =============  ================

Balance, January 1, 2002 ........................$       54.6    $    0.5      $  (201.3)    $(1,075.4)     $  (61.1)
     Comprehensive loss:
         Net loss ...............................                                               (107.1)
         Currency translation adjustment ........                                                              (10.4)

     Total comprehensive loss ...................
                                                  -----------   -----------  -----------  -------------  ----------------
Balance, September 30, 2002 .....................$       54.6    $    0.5      $  (201.3)    $(1,182.5)     $  (71.5)
                                                  ===========   ===========  ===========  =============  ================



                                                                 TOTAL
                                                            STOCKHOLDERS'
                                                             DEFICIENCY
                                                            -------------

Balance, January 1, 2001 ........................            $ (1,106.7)
     Capital contribution from indirect parent ..                  10.0
     Net distribution from affiliate ............                  (1.0)
     Comprehensive loss:
        Net loss ................................                (125.4)
        Currency translation adjustment .........                  16.8
        Revaluation of foreign currency forward
             exchange contracts .................                   0.4
                                                            ------------
     Total comprehensive loss ...................                (108.2)
                                                            ------------
Balance, September 30, 2001 .....................            $ (1,205.9)
                                                            ============

Balance, January 1, 2002 ........................            $ (1,282.7)
     Comprehensive loss:
         Net loss ...............................                (107.1)
         Currency translation adjustment ........                 (10.4)
                                                            ------------
     Total comprehensive loss ...................                (117.5)
                                                            ------------
Balance, September 30, 2002 .....................           $  (1,400.2)
                                                            ============



____________________

(a) Accumulated other comprehensive loss includes unrealized losses (gains) on revaluations of foreign currency forward exchange contracts of nil and $(0.4) as of September 30, 2002 and 2001, respectively, cumulative net translation losses of $25.4 and $9.4 as of September 30, 2002 and 2001, respectively, and adjustments for the minimum pension liability of $46.1 and $3.6 as of September 30, 2002 and 2001, respectively.

(b) Represents net distributions in capital from the Charles of the Ritz business.

(c) The change in the currency translation adjustment during the nine months ended September 30, 2001 includes a reclassification adjustment of $7.1 for realized losses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil.


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       2002             2001
                                                                                        -------------    -----------
Net loss .......................................................................        $ (107.1)        $ (125.4)
Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
     Depreciation and amortization .............................................            89.9             86.9
     Loss on sale of brand and assets, net .....................................             1.0             15.0
     Change in assets and liabilities, net of acquisitions and dispositions:
          (Increase) decrease in trade receivables .............................           (20.0)             7.1
          Increase in inventories ..............................................           (10.6)           (15.0)
          Increase in prepaid expenses and
                       other current assets ....................................            (3.7)            (6.2)
          Increase in accounts payable .........................................            10.7             14.9
          Decrease in accrued expenses and other
                       current liabilities .....................................            (9.6)           (32.9)
          Purchase of permanent displays .......................................           (53.5)           (35.6)
          Other, net ...........................................................            (8.0)             2.2
                                                                                        -------------    -----------
Net cash used for operating activities .........................................          (110.9)           (89.0)
                                                                                        -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................            (9.4)           (10.4)
Sale of marketable securities ..................................................             1.8               -
Net proceeds from the sale of brand and certain assets .........................               -             97.5
                                                                                        -------------    -----------
Net cash (used for) provided by investing activities ...........................            (7.6)            87.1
                                                                                        -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties ..........................             7.7              0.5
Proceeds from the issuance of long-term debt - third parties ...................            94.6            196.1
Repayment of long-term debt - third parties ....................................           (23.5)          (208.8)
Net distribution from affiliate ................................................               -             (1.0)
Payment of debt issuance costs .................................................            (0.3)            (2.4)
                                                                                        -------------    -----------
Net cash provided by (used for) financing activities ...........................            78.5            (15.6)
                                                                                        -------------    -----------
Effect of exchange rate changes on cash and cash equivalents ...................            (4.1)            (1.6)
                                                                                        -------------    -----------
     Net decrease in cash and cash equivalents .................................           (44.1)           (19.1)
     Cash and cash equivalents at beginning of period ..........................           103.3             56.3
                                                                                        -------------    -----------
     Cash and cash equivalents at end of period ................................        $   59.2         $   37.2
                                                                                        =============    ===========

Supplemental schedule of cash flow information:
     Cash paid during the period for:
          Interest .............................................................        $  118.6         $  113.4
          Income taxes, net of refunds .........................................             2.4              2.4

 Supplemental schedule of noncash financing activities:
      Noncash capital contribution from indirect parent pursuant to the
           amended tax sharing agreement .......................................        $    -           $   10.0


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

     In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines. The second portion of the Guidelines (formerly EITF Issue 00-25) addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Certain promotional payments that were classified in selling, general and administrative ("SG&A") expenses are now classified as a reduction of net sales. The impact of the adoption of the second portion of the Guidelines on the consolidated financial statements reduced both net sales and SG&A expenses by equal and offsetting amounts. Such adoption did not have any impact on the Company's reported operating loss or net loss. The Company adopted the second portion of the Guidelines effective January 1, 2002, and accordingly, all prior period financial statements reflect the implementation of the second portion of the Guidelines.

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

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

(2)  INVENTORIES



                                         SEPTEMBER 30,          DECEMBER 31,
                                            2002                    2001
                                        -------------           -------------
  Raw materials and supplies ....  $            50.0         $          44.9
  Work-in-process ...............               16.0                    10.1
  Finished goods ................               99.8                   102.9
                                        -------------           -------------
                                   $           165.8         $         157.9
                                        =============           =============


(3)  OTHER ASSETS

     The Company capitalizes the cost of permanent display fixtures and amortizes such cost over the estimated useful life of the assets of three to five years. Beginning in the first quarter of 2002, the Company decided to roll-out new permanent display units in the U.S., replacing existing permanent display fixtures at an accelerated rate. As a result, the useful lives of those permanent display fixtures to be replaced were shortened to their new estimated useful lives, resulting in accelerated amortization of $1.4 and $11.1 during the three months and nine months ended September 30, 2002, respectively. The cost of the new displays will be amortized over its 3-year life.

(4)  INTANGIBLE ASSETS, NET

     Intangible assets, net of $198.1 and $198.5 at September 30, 2002 and December 31, 2001, respectively, consists of trademarks, net, patents, net and goodwill, net. The amounts outstanding for these intangible assets at September 30, 2002 and December 31, 2001 were as follows: for trademarks, net, $7.0 and $6.8, respectively; for patents, net, $5.2 and $5.8, respectively; and for goodwill, net, $185.9 at both September 30, 2002 and December 31, 2001. Amortization expense for the three months and nine months ended September 30, 2002 and 2001 was $0.4 and $1.2, respectively, and $2.3 and $6.9, respectively. Amortization of goodwill ceased on January 1, 2002 upon adoption of Statement
142. Excluding amortization expense related to goodwill of $1.9 and $5.7 recognized during the three months and nine months ended September 30, 2001, respectively, net loss and basic and diluted loss per common share would have been $21.0 and $0.40, respectively, and $119.7 and $2.29, respectively. The Company's

                         REVLON, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2007.

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

(6)  RESTRUCTURING AND OTHER COSTS, NET

     During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the third quarter of 2001 and the nine months ended September 30, 2001, the Company continued to implement the 2000 restructuring program and recorded a charge of $3.0 and $25.5, respectively, principally for additional employee severance and other personnel benefits and relocation.

     During the third quarter of 2002 and the nine months ended September 30, 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded a charge of $2.1 and $9.3, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of worldwide operations.

     In connection with the 2000 restructuring program, termination benefits for 2,446 employees were included in the Company's restructuring charges, substantially all of whom have been terminated as of September 30, 2002. The remaining employees from the 2000 restructuring program, as well as other restructuring actions, are expected to be terminated within one year from the date of their notification.

                         REVLON, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     Details of the activity described above during the nine-month period ended September 30, 2002 are as follows:




                                      BALANCE                            UTILIZED, NET             BALANCE
                                       AS OF                        -------------------------       AS OF
                                      1/1/02       EXPENSES, NET       CASH          NONCASH       9/30/02
                                    -----------   ----------------  -----------     ---------     ----------
 Employee severance and other
        personnel benefits ........ $   15.1        $       6.6     $   (15.1)     $      -     $       6.6
  Relocation.......................        -                0.4          (0.4)            -               -
  Leases and equipment write-offs..      7.4                1.5          (2.9)            -             6.0
  Other obligations ...............      0.3                0.8          (0.4)            -             0.7
                                    -----------     -----------     -----------     ---------     ----------
                                    $   22.8        $       9.3     $   (18.8)     $      -    $       13.3
                                    ===========     ===========     ===========     =========     ==========

     In connection with the 2000 restructuring program, in the beginning of the fourth quarter of 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The plan was to relocate substantially all of the Phoenix equipment to the Oxford facility and commence production there over a period of approximately nine months which would allow the Company to fully staff the Oxford facility and to produce enough inventory through a combination of production in the Phoenix and Oxford facilities to meet supply chain demand as the Phoenix facility production lines were dismantled, moved across the country, and placed into service at the Oxford facility. Substantially all production at the Phoenix facility ceased by June 30, 2001, and the facility was sold. At the time the decision was made the useful lives of the facility and production assets which would not be relocated to the Oxford facility were shortened to the nine-month period in which the Phoenix facility would continue production. The Company began depreciating the net book value of the Phoenix facility and production equipment in excess of their estimated salvage value over the estimated nine-month useful life. This resulted in the recognition of increased depreciation through September 30, 2001 of $6.1, which is included in cost of sales.

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

                         REVLON, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
GEOGRAPHIC AREAS:                               ------------------------------      ------------------------------
    Net sales:                                     2002              2001              2002              2001
                                                ------------      ------------      ------------      ------------
         United States ..................   $        221.1    $        216.6    $        614.2    $        624.6
         Canada .........................             10.9              11.9              31.2              32.6
                                               ------------      ------------      ------------      ------------
         United States and Canada .......            232.0             228.5             645.4             657.2
         International ..................             91.2              91.7             261.4             298.7
                                               ------------      ------------      ------------      ------------
                                            $        323.2    $        320.2    $        906.8    $        955.9
                                               ============      ============      ============      ============



                                                 SEPTEMBER 30,    DECEMBER 31,
    Long-lived assets:                              2002              2001
                                               ------------      ------------
         United States ..................   $        399.9    $        410.6
         Canada .........................              2.5               2.5
                                               ------------      ------------
         United States and Canada .......            402.4             413.1
         International ..................             71.1              71.6
                                               ------------      ------------
                                            $        473.5    $        484.7
                                               ============      ============


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
CLASSES OF SIMILAR PRODUCTS:                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ------------------------------      ------------------------------
    Net sales:                                         2002              2001              2002              2001
                                                   ------------      ------------      ------------      ------------
          Cosmetics, skin care and fragrances . $        212.4    $        210.5    $        581.3    $        614.7
          Personal care .......................          110.8             109.7             325.5             341.2
                                                   ------------      ------------      ------------      ------------
                                                $        323.2    $        320.2    $        906.8    $        955.9
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

(9)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the exposure of adverse effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). During 2002, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at September 30, 2002 was $17.1. The fair value of the foreign currency forward exchange contracts outstanding at September 30, 2002 was nil.

                         REVLON, INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


(10)  GUARANTOR FINANCIAL INFORMATION

     On June 21, 2002, the 12% Senior Secured Notes due 2005 (the "Original 12% Notes"), which were issued by Products Corporation in November 2001, were exchanged for new 12% Senior Secured Notes due 2005 which have substantially identical terms as the Original 12% Notes (the "12% Notes"), except that the 12% Notes are registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act"), and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Notes. The 12% Notes are jointly and severally, fully and unconditionally guaranteed by the domestic subsidiaries of Products Corporation that guarantee Products Corporation's 2001 Credit Agreement (as hereinafter defined) (the "Guarantor Subsidiaries") (Subsidiaries of Products Corporation that do not guarantee the 12% Notes are referred to as the "Non- Guarantor Subsidiaries"). The Supplemental Guarantor Condensed Consolidating Financial Data presented below presents the balance sheets, statements of operations and statements of cash flow data (i) for Products Corporation and the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Products Corporation's historical reported financial information); (ii) for Products Corporation as the "Parent Company", alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone. Additionally, Products Corporation's 12% Notes are fully and unconditionally guaranteed by Revlon, Inc. The unaudited and audited consolidating condensed balance sheets, unaudited consolidating condensed statements of operations and unaudited consolidating condensed statements of cash flow for Revlon, Inc. have not been included in the accompanying Supplemental Guarantor Condensed Consolidating Financial Data as such information is not materially different from those of Products Corporation.


                UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2002
                              (DOLLARS IN MILLIONS)

                                                                                                                           NON-
                                                                                        PARENT        GUARANTOR          GUARANTOR
                  ASSETS                           CONSOLIDATED      ELIMINATIONS       COMPANY      SUBSIDIARIES       SUBSIDIARIES
                                                  --------------    ---------------   -----------   ---------------   --------------
Current assets ................................   $       496.2     $            -    $    286.9     $      33.7        $   175.6
Intercompany receivables.......................               -           (1,456.7)        793.4           466.9            196.4
Investment in subsidiaries.....................               -              222.1        (176.0)          (95.1)            49.0
Property, plant and equipment, net.............           131.8                  -         120.3             2.9              8.6
Other assets...................................           131.4                  -         114.0             6.5             10.9
Intangible assets, net.........................           198.1                  -         161.3             3.3             33.5
                                                  -------------     --------------    ----------     -----------        ---------
       Total assets............................   $       957.5     $     (1,234.6)   $  1,299.9     $     418.2        $   474.0
                                                  =============     ==============    ==========     ===========        =========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities............................   $       388.1     $            -    $    272.6     $      23.6        $    91.9
Intercompany payables..........................               -           (1,456.7)        480.5           612.6            363.6
Long-term debt.................................         1,717.7                  -       1,704.3             8.5              4.9
Other long-term liabilities....................           255.9                  -         246.7             9.2                -
                                                  -------------     --------------    ----------     -----------        ---------
Total liabilities..............................         2,361.7           (1,456.7)      2,704.1           653.9            460.4
Stockholder's deficiency ......................        (1,404.2)             222.1      (1,404.2)         (235.7)            13.6
                                                  -------------     --------------    ----------     -----------        ---------
Total liabilities and stockholder's deficiency.   $       957.5     $     (1,234.6)   $  1,299.9     $     418.2        $   474.0
                                                  =============     ==============    ==========     ===========        =========


                          REVLON, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                UNAUDITED CONSOLIDATING CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 2001
                              (DOLLARS IN MILLIONS)


                                                                                                                          NON-
                                                                                           PARENT      GUARANTOR        GUARANTOR
                         ASSETS                      CONSOLIDATED      ELIMINATIONS        COMPANY   SUBSIDIARIES     SUBSIDIARIES
                                                    --------------    ---------------   ----------- --------------   --------------
 Current assets..................................  $        517.9   $              -  $      294.9  $       28.2     $     194.8
 Intercompany receivables........................               -           (1,361.4)        726.0         387.1           248.3
 Investment in subsidiaries......................               -              177.5        (150.2)        (61.3)           34.0
 Property, plant and equipment, net..............           142.8                  -         131.1           3.3             8.4
 Other assets....................................           132.2                  -         115.6           6.7             9.9
 Intangible assets, net..........................           198.5                  -         161.9           3.4            33.2
                                                    --------------    ---------------   -----------   -----------      ----------
       Total assets..............................  $        991.4   $       (1,183.9) $    1,279.3  $      367.4     $     528.6
                                                    ==============    ===============   ===========   ===========      ==========

 LIABILITIES AND STOCKHOLDER'S DEFICIENCY

 Current liabilities.............................  $        385.7   $              -  $      258.6  $       21.2     $     105.9
 Intercompany payables...........................               -           (1,361.4)        425.5         517.6           418.3
 Long-term debt..................................         1,643.6                  -       1,642.2             -             1.4
 Other long-term liabilities.....................           250.9                  -         241.8           9.1               -
                                                    --------------    ---------------   -----------   -----------      ----------
 Total liabilities...............................         2,280.2           (1,361.4)      2,568.1         547.9           525.6
 Stockholder's deficiency .......................        (1,288.8)             177.5      (1,288.8)       (180.5)            3.0
                                                    --------------    ---------------   -----------   -----------      ----------
 Total liabilities and stockholder's deficiency..  $        991.4   $       (1,183.9) $    1,279.3  $      367.4     $     528.6
                                                    ==============    ===============   ===========   ===========      ==========


            UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                              (DOLLARS IN MILLIONS)

                                                                                                                            NON-
                                                                                        PARENT           GUARANTOR       GUARANTOR
                                                  CONSOLIDATED     ELIMINATIONS         COMPANY        SUBSIDIARIES    SUBSIDIARIES
                                                ---------------   ---------------    --------------    -------------- --------------
Net sales.....................................   $     323.2     $         (38.0)    $       216.8     $        52.5   $      91.9
Cost of sales.................................         121.6               (38.0)             73.7              43.1          42.8
                                                -------------     ---------------    --------------    --------------  -----------
      Gross profit............................         201.6                   -             143.1               9.4          49.1
Selling, general and administrative expenses..         176.7                   -             125.4               8.6          42.7
Restructuring costs...........................           2.1                   -               1.5                 -           0.6
                                                -------------     ---------------    --------------    --------------  -----------
      Operating income........................          22.8                   -              16.2               0.8           5.8
                                                -------------     ---------------    --------------    --------------  -----------


Other expenses (income):
      Interest expense, net...................          39.7                   -              39.3               0.1           0.3
      Miscellaneous, net......................           3.6                   -              (3.6)            (16.0)         23.2
      Equity in earnings of subsidiaries......             -               (13.6)              1.9              11.7             -
                                                 ------------     ---------------    --------------    --------------  ------------
            Other expenses (income), net......          43.3               (13.6)             37.6              (4.2)         23.5
                                                 ------------     ---------------    --------------    --------------  ------------
(Loss) income before income taxes.............         (20.5)               13.6             (21.4)              5.0         (17.7)

Provision for income taxes....................           1.0                   -               0.1               0.2           0.7
                                                 ------------     ---------------    --------------    --------------  ------------
Net (loss) income.............................   $     (21.5)    $          13.6     $       (21.5)    $         4.8   $    (18.4)
                                                ============     ===============     =============     =============   ============

                          REVLON, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


            UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)

                                                                                                                           NON-
                                                                                      PARENT           GUARANTOR        GUARANTOR
                                                  CONSOLIDATED    ELIMINATIONS       COMPANY         SUBSIDIARIES      SUBSIDIARIES
                                                  -------------  --------------    -------------    --------------  ----------------
Net sales......................................   $   320.2      $       (34.2)    $      211.1     $        46.1    $       97.2
Cost of sales..................................       129.8              (34.2)            81.3              35.5            47.2
                                                  ----------     --------------    -------------    --------------   ---------------
      Gross profit.............................       190.4                  -            129.8              10.6            50.0
Selling, general and administrative expenses...       162.0                  -            108.2               7.2            46.6
Restructuring costs............................         3.0                  -              0.2               0.3             2.5
                                                  ----------     --------------    -------------    --------------   ---------------
      Operating income.........................        25.4                  -             21.4               3.1             0.9
                                                  ----------     --------------    -------------    --------------   ---------------
Other expenses (income):
      Interest expense, net....................        33.6                  -             32.0               0.7             0.9
      Loss on sale of assets, net..............         7.9                  -                -                 -             7.9
      Miscellaneous, net.......................         4.4                  -             (0.1)            (10.8)           15.3
      Equity in earnings of subsidiaries.......           -              (30.8)             0.6              29.8             0.4
                                                  ----------     --------------    -------------    --------------   ---------------
            Other expenses, net................        45.9              (30.8)            32.5              19.7            24.5
                                                  ----------     --------------    -------------    --------------   ---------------
Loss before income taxes.......................       (20.5)              30.8            (11.1)            (16.6)          (23.6)

Provision (benefit) for income taxes...........         1.5                  -             10.9             (10.5)            1.1
                                                  ----------     --------------    -------------    --------------   ---------------
Net loss.......................................   $   (22.0)     $        30.8     $      (22.0)    $        (6.1)   $      (24.7)
                                                  ==========     ==============    =============    ==============   ===============


            UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                              (DOLLARS IN MILLIONS)

                                                                                                                            NON-
                                                                                         PARENT          GUARANTOR       GUARANTOR
                                                    CONSOLIDATED       ELIMINATIONS     COMPANY        SUBSIDIARIES     SUBSIDIARIES
                                                  ----------------  --------------    -------------   --------------  --------------
Net sales.......................................  $      906.8      $       (98.5)    $      601.5    $       135.8   $       268.0
Cost of sales...................................         350.4              (98.5)           213.1            109.5           126.3
                                                  -------------     --------------    -------------   --------------  --------------
      Gross profit..............................         556.4                  -            388.4             26.3           141.7
Selling, general and administrative expenses....         522.1                  -            362.2             26.5           133.4
Restructuring costs.............................           9.3                  -              5.7              0.2             3.4
                                                  -------------     --------------    -------------   --------------  --------------
      Operating income (loss)...................          25.0                  -             20.5             (0.4)            4.9
                                                  -------------     --------------    -------------   --------------  --------------
Other expenses (income):
      Interest expense, net.....................         116.8                  -            116.1              0.2             0.5
      Loss on sale of assets, net...............           1.0                  -                -                -             1.0
      Miscellaneous, net........................          10.1                  -              0.4            (22.5)           32.2
      Equity in earnings of subsidiaries........             -              (68.8)            12.4             56.2             0.2
                                                  -------------     --------------    -------------   --------------  --------------
            Other expenses, net.................         127.9              (68.8)           128.9             33.9            33.9
                                                  -------------     --------------    -------------   --------------  --------------
Loss before income taxes........................        (102.9)              68.8           (108.4)           (34.3)          (29.0)

Provision (benefit) for income taxes............           2.1                  -             (3.4)             3.1             2.4
                                                  -------------     --------------    -------------   --------------  --------------
Net loss........................................  $     (105.0)     $        68.8     $     (105.0)   $       (37.4)  $       (31.4)
                                                  =============     ==============    =============   ==============  ==============

                          REVLON, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



            UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)

                                                                                                                        NON-
                                                                                      PARENT         GUARANTOR       GUARANTOR
                                                   CONSOLIDATED     ELIMINATIONS     COMPANY       SUBSIDIARIES     SUBSIDIARIES
                                                  ---------------- -------------- --------------   -------------   --------------
Net sales......................................   $       955.9    $      (103.0)  $    608.7     $      114.0      $      336.2
Cost of sales..................................           404.4           (103.0)       246.6             87.8             173.0
                                                  --------------     ------------   ----------     ------------    --------------
      Gross profit.............................           551.5                -        362.1             26.2             163.2
Selling, general and administrative expenses...           520.8                -        337.9             27.3             155.6
Restructuring costs............................            25.5                -         14.2              1.2              10.1
                                                  --------------     ------------   ----------     ------------    --------------
      Operating income (loss)..................             5.2                -         10.0             (2.3)             (2.5)
                                                  --------------     ------------   ----------     ------------    --------------
Other expenses (income):
      Interest expense, net....................           102.8                -         98.2              1.3               3.3
      Loss on sale of assets, net..............            15.0                -            -                -              15.0
      Miscellaneous, net.......................             8.0                -          4.7            (28.5)             31.8
      Equity in earnings of subsidiaries.......               -            (74.1)        20.3             52.5               1.3
                                                  --------------     ------------   ----------     ------------    --------------
            Other expenses, net................           125.8            (74.1)       123.2             25.3              51.4
                                                  --------------     ------------   ----------     ------------    --------------
Loss before income taxes.......................          (120.6)            74.1       (113.2)           (27.6)            (53.9)

Provision (benefit) for income taxes...........             3.3                -         10.7             (9.4)              2.0
                                                  --------------     ------------   ----------     ------------    --------------
Net loss.......................................   $      (123.9)   $        74.1   $   (123.9)    $      (18.2)     $      (55.9)
                                                  ==============     ============   ==========     ============    ==============



            UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                              (DOLLARS IN MILLIONS)



                                                                                                       PARENT
                                                                 CONSOLIDATED       ELIMINATIONS       COMPANY
                                                                ----------------    --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used for operating activities.......................   $      (110.9)      $          -      $   (90.9)
                                                                --------------      --------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................            (9.4)                 -           (8.0)
Sale of marketable securities................................             1.8                  -            1.8
                                                                --------------      --------------    -----------
Net cash used for investing activities.......................            (7.6)                 -           (6.2)
                                                                --------------      --------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties........             7.7                  -              -
Proceeds from the issuance of long-term debt - third parties.            94.6                  -           79.5
Repayment of long-term debt - third parties..................           (23.5)                 -          (19.5)
Payment of debt issuance costs...............................            (0.3)                 -           (0.3)
                                                                --------------      --------------    -----------
Net cash provided by financing activities....................            78.5                  -           59.7
                                                                --------------      --------------    -----------
Effect of exchange rate changes on cash and cash equivalents.            (4.1)                 -           (0.1)
                                                                --------------      --------------    -----------
      Net (decrease) increase in cash and cash equivalents...           (44.1)                 -          (37.5)
      Cash and cash equivalents at beginning of period.......           103.3                  -           55.0
                                                                --------------      --------------    -----------
      Cash and cash equivalents at end of period.............   $        59.2       $          -      $    17.5
                                                                ==============      ==============    ===========


                                                                                         NON-
                                                                   GUARANTOR          GUARANTOR
                                                                 SUBSIDIARIES        SUBSIDIARIES
                                                                --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used for operating activities.......................    $     (17.8)      $        (2.2)
                                                                 -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................              -                (1.4)
Sale of marketable securities................................              -                   -
                                                                --------------     -------------
Net cash used for investing activities.......................              -                (1.4)
                                                                --------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties........            2.8                 4.9
Proceeds from the issuance of long-term debt - third parties.           10.9                 4.2
Repayment of long-term debt - third parties..................           (2.9)               (1.1)
Payment of debt issuance costs...............................              -                   -
                                                                 -------------     -------------
Net cash provided by financing activities....................           10.8                 8.0
                                                                 -------------     -------------
Effect of exchange rate changes on cash and cash equivalents.            0.2                (4.2)
                                                                 -------------     -------------
      Net (decrease) increase in cash and cash equivalents...           (6.8)                0.2
      Cash and cash equivalents at beginning of period.......           10.1                38.2
                                                                 -------------     -------------
      Cash and cash equivalents at end of period.............     $      3.3       $        38.4
                                                                 =============     =============

                          REVLON, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


            UNAUDITED CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (DOLLARS IN MILLIONS)

                                                                                                             PARENT
                                                                      CONSOLIDATED      ELIMINATIONS         COMPANY
                                                                     --------------     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities.........        $       (89.0)     $           -     $      (120.9)
                                                                     --------------     --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................                (10.4)                 -              (8.8)
Net proceeds from the sale of brand and certain assets.......                 97.5                  -              97.5
                                                                     --------------     --------------    --------------
Net cash provided by (used for) investing activities.........                 87.1                  -              88.7
                                                                     --------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties........                  0.5                  -               0.1
Proceeds from the issuance of long-term debt - third parties.                196.1                  -             161.7
Repayment of long-term debt - third parties..................               (208.8)                 -            (149.1)
Net distribution from affiliate..............................                 (1.0)                 -                 -
Payment of debt issuance costs...............................                 (2.4)                 -              (2.4)
                                                                     --------------     --------------    --------------
Net cash (used for) provided by financing activities.........                (15.6)                 -              10.3
                                                                     --------------     --------------    --------------
Effect of exchange rate changes on cash and cash equivalents.                 (1.6)                 -               0.3
                                                                     --------------     --------------    --------------
      Net (decrease) increase in cash and cash equivalents...                (19.1)                 -             (21.6)
      Cash and cash equivalents at beginning of period.......                 56.3                  -              10.7
                                                                     --------------     --------------    --------------
      Cash and cash equivalents at end of period.............        $        37.2    $             -   $         (10.9)
                                                                     ==============     ==============    ==============

                                                                                             NON-
                                                                     GUARANTOR            GUARANTOR
                                                                   SUBSIDIARIES          SUBSIDIARIES
                                                                   --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities.........      $       (15.8)     $           47.7
                                                                   --------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................               (1.5)                 (0.1)
Net proceeds from the sale of brand and certain assets.......                  -                     -
                                                                   --------------     -----------------
Net cash provided by (used for) investing activities.........               (1.5)                 (0.1)
                                                                   --------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties........                  -                   0.4
Proceeds from the issuance of long-term debt - third parties.               27.1                   7.3
Repayment of long-term debt - third parties..................               (9.9)                (49.8)
Net distribution from affiliate..............................               (1.0)                    -
Payment of debt issuance costs...............................                  -                     -
                                                                   --------------     -----------------
Net cash (used for) provided by financing activities.........               16.2                 (42.1)
                                                                   --------------     -----------------
Effect of exchange rate changes on cash and cash equivalents.               (0.3)                 (1.6)
                                                                   --------------     -----------------
      Net (decrease) increase in cash and cash equivalents...               (1.4)                  3.9
      Cash and cash equivalents at beginning of period.......                2.9                  42.7
                                                                   --------------     -----------------
      Cash and cash equivalents at end of period.............      $         1.5      $           46.6
                                                                   ==============     =================

(11)  SUBSEQUENT EVENT

In October 2002, the Company and its principal third party manufacturer for Europe and certain other international markets terminated the long-term supply agreement they had entered into in connection with the Company's disposition of its Maesteg facility in July 2001, and they entered into a new, more flexible arrangement with significantly reduced volume commitments. Under the new arrangement, the Company will loan such supplier approximately $2.0 and the supplier can earn performance-based payments of approximately $6.3 (less the unpaid balance of such loan) over a 4-year period, contingent upon the supplier achieving specific production service level goals. As part of terminating the long-term supply agreement the supplier released the Company from the Company's minimum purchase commitments under the old supply agreement, which were approximately $145.5 over the 8-year term of such agreement. In exchange, the Company waived approximately $10.0 of deferred purchase price which otherwise would have been payable by the supplier to the Company in connection with the July 2001 sale of the Maesteg facility (a portion of which was contingent on future events). Such deferred purchase price, absent such waiver, would have been payable by the supplier to the Company over a 6-year period.

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

     During the first quarter of 2002, to reflect the integration of management reporting responsibilities, the Company reclassified Puerto Rico's results from its international operations to its United States operations. Management's discussion and analysis data reflects this change for both the 2002 and 2001 periods. During the third quarter of 2002, the Company reclassified its South African operations from the European region to the Far East region to reflect the management organization responsibility for that country, and accordingly, management's discussion and analysis data reflects this change for both the 2002 and 2001 periods.

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

Sales Returns:

     The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records estimated sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory. Cost of sales includes the cost of refurbishment of returned products. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations.

Trade Support Costs:

     In order to support the retail trade, the Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


products. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions based on estimates of what has been incurred by the retailers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the retailers' programs or other conditions differ from the Company's estimates and expectations.

Inventories:

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances or competitive conditions differ from the Company's estimates and expectations.

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

     Included in other assets are permanent display units, which are recorded at cost and amortized on a straight-line basis over the estimated useful lives of such assets. Intangibles other than goodwill are recorded at cost and amortized on a straight-line basis over the estimated useful lives of such assets.

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

Pension Benefits:

     The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. These differences may result in a significant impact to the amount of pension expense recorded

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for 2002 and 2003 will be significantly higher than in recent years.

RESULTS OF OPERATIONS

     In order to provide a comparison of results from its ongoing operations, the Company's discussion includes presentation on an "ongoing operations" basis. The following table sets forth certain summary unaudited data for the Company for the three months and nine months ended September 30, 2002 and September 30, 2001, respectively, reconciling the Company's actual "as reported results" to the ongoing operations, after giving effect to the following: (i) the disposition of the Colorama brand, assuming such transaction occurred on January 1, 2001; (ii) the elimination of restructuring costs in the period incurred; and
(iii) the elimination of additional costs associated with the closing of the Phoenix and Canada facilities that were included in cost of sales and SG&A expenses and executive severance costs that were included in SG&A expenses in the period incurred (after giving effect thereto, the "Ongoing Operations"). The adjustments are based upon available information and certain assumptions that the Company's management believes are reasonable and do not represent pro forma adjustments prepared in accordance with Regulation S-X. The summary unaudited data for the Ongoing Operations does not purport to represent the results of operations or the Company's financial position that actually would have occurred had the foregoing transactions referred to in (i) above been consummated on January 1, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002:
-------------------------------------------------

                                                                  BRANDS AND       RESTRUCTURING
                                                   AS             FACILITIES         COSTS AND           ONGOING
                                                REPORTED             SOLD            OTHER, NET        OPERATIONS
                                            -----------------  -----------------  -----------------  ----------------
Net sales.............................   $        323.2       $        -           $          -         $     323.2
Gross profit..........................            201.6                -                    0.3               201.9
SG&A expenses.........................            177.7                -                   (1.8)              175.9
Restructuring costs and other, net....              2.1                -                   (2.1)                  -



NINE MONTHS ENDED SEPTEMBER 30, 2002:
-------------------------------------------------

                                                                  BRANDS AND       RESTRUCTURING
                                                   AS             FACILITIES         COSTS AND           ONGOING
                                                REPORTED             SOLD            OTHER, NET        OPERATIONS
                                            -----------------  -----------------  -----------------  ----------------
Net sales..............................   $        906.8       $       -         $            -         $     906.8
Gross profit...........................            556.4               -                    1.3               557.7
SG&A expenses..........................            525.2               -                   (8.4)              516.8
Restructuring costs and other, net.....              9.3               -                   (9.3)                  -




                         REVLON, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)


THREE MONTHS ENDED SEPTEMBER 30, 2001:
-------------------------------------------------

                                                                  BRANDS AND       RESTRUCTURING
                                                   AS             FACILITIES         COSTS AND           ONGOING
                                                REPORTED             SOLD            OTHER, NET        OPERATIONS
                                            -----------------  -----------------  -----------------  ----------------
Net sales.............................    $        320.2       $      (0.3)      $            -         $     319.9
Gross profit..........................             190.4               0.5                  5.8               196.7
SG&A expenses.........................             162.9              (2.3)                (1.2)              159.4
Restructuring costs and other, net....               3.0                 -                 (3.0)                  -



NINE MONTHS ENDED SEPTEMBER 30, 2001:
-------------------------------------------------

                                                                  BRANDS AND       RESTRUCTURING
                                                   AS             FACILITIES         COSTS AND           ONGOING
                                                REPORTED             SOLD            OTHER, NET        OPERATIONS
                                            -----------------  -----------------  -----------------  ----------------
Net sales............................     $       955.9        $     (16.4)      $            -         $     939.5
Gross profit.........................             551.5               (6.5)                30.6               575.6
SG&A expenses........................             522.3               (9.1)                (6.9)              506.3
Restructuring costs and other, net...              25.5                  -                (25.5)                  -


Net sales

     Net sales were $323.2 and $320.2 for the third quarters of 2002 and 2001, respectively, an increase of $3.0, or 0.9% (an increase of 3.1% on a constant U.S. dollar basis), and were $906.8 and $955.9 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $49.1, or 5.1% (a decrease of 2.6% on a constant U.S. dollar basis).

     Net sales from Ongoing Operations were $323.2 and $319.9 for the third quarters of 2002 and 2001, respectively, an increase of $3.3, or 1.0% (an increase of 3.1% on a constant U.S. dollar basis), and were $906.8 and $939.5 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $32.7, or 3.5% (a decrease of 1.0% on a constant U.S. dollar basis).

     United States and Canada. Net sales in the United States and Canada on both an as reported and Ongoing Operations basis were $232.0 for the third quarter of 2002 compared with $228.5 for the third quarter of 2001, an increase of $3.5, or 1.5%, and were $645.4 and $657.2 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $11.8, or 1.8%. The increase for the third quarter of 2002 of 1.5% was driven primarily by an incremental $10.4 in licensing revenues stemming from the prepayment by a licensee of certain minimum royalties through 2005 and lower sales returns, partially offset by higher promotional spending activity and increased sales allowances. The decrease for the nine months ended September 30, 2002 of 1.8% was driven primarily by lower shipments to the Company's retail customers as a result of the decision by two major U.S. retailers to shift the timing of plan-o-gram resets for certain 2002 new products (this resulted in shipments of approximately $14.0 of 2002 new products in the fourth quarter of 2001) and higher promotional spending activity and to a lesser extent increased sales allowances. These reductions were offset in part by the increase of $10.4 in incremental licensing revenues referred to above.

     International. Net sales in the Company's international operations were $91.2 for the third quarter of 2002, compared with $91.7 for the third quarter of 2001, a decrease of $0.5, or 0.5% (an increase of 7.0% on a constant U.S. dollar basis) and were $261.4 and $298.7 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $37.3 or 12.5% (a decrease of 4.7% on a constant U.S. dollar basis).

                         REVLON, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

         Net sales in the Company's international Ongoing Operations ("Ongoing International Operations") were $91.2 and $91.4 for the third quarters of 2002 and 2001, respectively, a decrease of $0.2, or 0.2%, (an increase of 7.3% on a constant U.S. dollar basis) and were $261.4 and $282.3 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $20.9, or 7.4% (an increase of 0.7% on a constant U.S. dollar basis). During the third quarter of 2002, the Company reclassified its South African operations from the European region to the Far East region to reflect the management organization responsibility for that country and accordingly, management's discussion and analysis data reflects this change for both the 2002 and 2001 periods.

     Ongoing International Operations sales are divided by the Company into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales increased by $0.1, or 0.4% to $27.9 for the third quarter of 2002, as compared with the third quarter of 2001 (a decrease of 6.1% on a constant U.S. dollar basis), and decreased by $6.7, or 7.7% to $80.3 for the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001 (a decrease of 9.1% on a constant U.S. dollar basis). In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $4.6, or 17.0% to $22.5 for the third quarter of 2002, as compared with the third quarter of 2001 (an increase of 13.8% on a constant U.S. dollar basis) and decreased by $18.1, or 20.3% to $71.1 for the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001 (an increase of 1.4% on a constant U.S. dollar basis). In the Far East and Africa, net sales increased by $4.3, or 11.8% to $40.8 for the third quarter of 2002, as compared with the third quarter of 2001 (an increase of 13.7% on a constant U.S. dollar basis) and increased by $3.9, or 3.7% to $110.0 for the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001 (an increase of 9.1% on a constant U.S. dollar basis). Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities. During the three months and nine months ended September 30, 2002, the Company experienced significant adverse currency fluctuations in Argentina, Venezuela and Brazil. During the third quarter of 2002, the Company continued to experience production difficulties with its principal third party manufacturer for Europe and certain other international markets which operates the Maesteg facility. To rectify this situation, on October 31, 2002 the Company and such manufacturer terminated the long-term supply agreement and they entered into a new, more flexible agreement with significantly reduced volume commitments and the Company will loan such supplier approximately $2.0. To address the production difficulties, under the new arrangement, the supplier can earn performance-based payments of approximately $6.3 (less the unpaid balance of such loan) over a 4-year period contingent upon the supplier achieving specific production service level goals. Under the new arrangement, the Company also intends to source certain products from its Oxford facility and other suppliers. The Company expects that under the new supply arrangement, the production difficulties at the Maesteg facility will be resolved during the first half of 2003.

     The increase in net sales for the third quarter, as compared to the comparable 2001 period, for Ongoing International Operations on a comparable currency basis, was primarily due to increased new product sales and distribution in the U.K., South Africa, Japan, China, Hong Kong, Taiwan and distributor markets in Latin America, the Far East and Europe (which factor the Company estimates contributed to an approximately 10.7% increase in net sales on a constant U.S. dollar basis) and sales tax increases in Brazil (which factor the Company estimates contributed to an approximately 3.3% increase in net sales on a constant U.S. dollar basis), partially offset by the effect of political and economic difficulties in Argentina and Venezuela (which factor the Company estimates contributed to an approximately 1.7% reduction in net sales on a constant U.S. dollar basis), increased competitive activity in Australia and Italy (which factor the Company estimates contributed to an approximately 2.3% reduction in net sales on a constant U.S. dollar basis), and disruption in production at the Company's third party manufacturer in Maesteg, Wales, (which factor

                         REVLON, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

the Company estimates contributed to an approximately 3.7% reduction in net sales on a constant U.S. dollar basis).

     The increase in net sales for the nine months ended September 30, 2002, as compared to the comparable 2001 period, for Ongoing International Operations on a comparable currency basis, was primarily due to new product sales and distribution in the U.K., South Africa, China, Hong Kong, and distributor markets in Latin America, the Far East and Europe (which factor the Company estimates contributed to an approximately 7.2% increase in net sales on a constant U.S. dollar basis), and sales tax increases in Brazil (which factor the Company estimates contributed to an approximately 2.8% increase in net sales on a constant U.S. dollar basis), partially offset by the effect of political and economic difficulties in Argentina and Venezuela (which factor the Company estimates contributed to an approximately 2.8% reduction in net sales on a constant U.S. dollar basis), increased competitive activity in Mexico, Italy, Australia and New Zealand (which factor the Company estimates contributed to an approximately 2.3% reduction in net sales on a constant U.S. dollar basis), conversion of the Company's Benelux and Israeli businesses to a distributor (which factor the Company estimates contributed to an approximately 2.4% reduction in net sales on a constant U.S. dollar basis), and disruption in production at the Company's third party manufacturer in Maesteg, Wales, (which the Company estimates contributed to an approximately 1.7% reduction in net sales on a constant U.S. dollar basis).

Gross profit

     Gross profit was $201.6 for the third quarter of 2002, compared with $190.4 for the third quarter of 2001 and was $556.4 for the nine months ended September 30, 2002, compared to $551.5 for the nine months ended September 30, 2001. As a percentage of net sales, gross profit margins were 62.4% for the third quarter of 2002, compared with 59.5% for the third quarter of 2001 and were 61.4% for the nine months ended September 30, 2002, compared with 57.7% for the nine months ended September 30, 2001. Gross profit and gross profit margin for Ongoing Operations were $201.9 and 62.5%, respectively, in the third quarter of 2002, compared with gross profit and gross profit margin of $196.7 and 61.5% in the third quarter of 2001 and were $557.7 and 61.5%, respectively, in the nine months ended September 30, 2002, compared with gross profit and gross profit margin of $575.6 and 61.3% in the nine months ended September 30, 2001. The increase in gross profit margin on an ongoing basis in the third quarter and nine months ended September 30, 2002 compared to the comparable 2001 periods is due to $10.4 in licensing revenues stemming from the prepayment by a licensee of certain minimum royalties, reduced overhead costs primarily as a result of the shutdown of the Phoenix and Canada facilities in 2001, lower returns and $1.7 in respect of an insurance claim for certain losses in Latin America, partially offset by higher promotional spending activity, unfavorable product mix, as well as higher costs for certain products produced in Europe. Gross profit from Ongoing Operations for the three months and nine months ended September 30, 2002 and 2001 excludes $0.3 and $1.3, respectively, and $5.8 and $30.6, respectively ($6.1 of which represents increased depreciation recorded for the Phoenix facility -- See Note 6) of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $(0.5) and $6.5, respectively, of gross profit (loss) from the Colorama brand in Brazil.

SG&A expenses

     SG&A expenses were $177.7 for the third quarter of 2002, compared with $162.9 for the third quarter of 2001 and $525.2 for the nine months ended September 30, 2002 compared with $522.3 for the nine months ended September 30, 2001. SG&A expenses for Ongoing Operations were $175.9 for the third quarter of 2002, which excludes $1.8 of executive separation costs, compared with $159.4 for the third quarter of 2001, which excludes $1.2 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $2.3 of SG&A expenses of the Colorama brand in Brazil in 2001. SG&A expenses for Ongoing Operations were $516.8 for the nine months ended September 30,

                         REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

2002, which excludes $8.4 ($8.3 of which are executive separation costs), compared with $506.3 for the nine months ended September 30, 2001, which excludes $6.9 of additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities in 2001 and $9.1 of SG&A expenses of the Colorama brand in Brazil in 2001. The increase in SG&A expenses for Ongoing Operations for the third quarter of 2002, as compared to the third quarter of 2001, is due primarily to higher departmental and other general and administrative expenses of $10.4, which was primarily due to higher professional fees, increased brand support expenses of $7.4, higher permanent display amortization of $2.2, which includes $1.4 of accelerated amortization associated with the roll-out of the Company's new permanent display units in the U.S. (See Financial Condition, Liquidity and Capital Resources) and accelerated amortization charges of $1.3 for certain information systems related to the Company's decision to upgrade its information systems (See Financial Condition, Liquidity and Capital Resources). These increases were partially offset by the elimination of goodwill amortization of $1.9, as well as lower distribution costs of $2.2 and $0.7 in respect of an insurance claim for certain losses in Latin America. The increase in SG&A expenses for Ongoing Operations for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001 is primarily due to higher departmental and other general and administrative expenses of $11.7, which was primarily due to higher professional fees and compensation, higher permanent display amortization of $9.7, due to the accelerated amortization associated with the roll-out of the Company's new permanent display units in the U.S., accelerated amortization charges of $2.7 and a write-off of $2.2 in connection with the Company's decision to upgrade certain of its information systems, partially offset by the elimination of goodwill amortization of $5.7, as well as lower distribution costs of $6.2, a reduction of $3.2 for certain brand support expenses and $0.7 in respect of an insurance claim for certain losses in Latin America.

Restructuring costs

     During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During the third quarter of 2001 and the nine months ended September 30, 2001, the Company continued to implement the 2000 restructuring program and recorded a charge of $3.0 and $25.5, respectively, principally for additional employee severance and other personnel benefits and relocation.

     During the third quarter of 2002 and the nine months ended September 30, 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded a charge of $2.1 and $9.3, respectively, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of worldwide operations.

     The Company anticipates annualized savings of approximately $9 to $11 relating to the restructuring charges recorded during the nine months ended September 30, 2002.

                         REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

Other expenses (income)

     Interest expense was $40.1 for the third quarter of 2002 compared with $34.1 for the third quarter of 2001, and $118.4 for the nine months ended September 30, 2002, compared to $104.8 for the nine months ended September 30, 2001. The increase in interest expense for the third quarter and nine months ended September 30, 2002, as compared to the third quarter and nine months ended September 30, 2001, is primarily due to the interest on the 12% Notes (which were issued in late November 2001), partially offset by lower average outstanding borrowings and lower interest rates under the Credit Agreement.

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

     In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales
(UK), including all production equipment. As part of this sale, Products Corporation entered into a long-term supply agreement with the purchaser pursuant to which the purchaser manufactures and supplies to Products Corporation cosmetics and personal care products for sale throughout Europe. In connection with such disposition, the Company recognized a pre-tax and after-tax loss of $7.7 during the third quarter of 2001. The supply agreement was subsequently terminated and certain aspects of the purchase agreement were revised. (See Note 11).

Provision for income taxes

     The provision for income taxes was $1.0 for the third quarter of 2002, compared with $1.5 for the third quarter of 2001, and $2.1 for the nine months ended September 30, 2002, compared to $3.3 for the nine months ended September 30, 2001. The decrease in the provision for income taxes for the third quarter of 2002, as compared to the third quarter of 2001, was primarily attributable to lower taxable income in certain international markets. The decrease in the provision for income taxes for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was primarily attributable to the recognition of tax benefits of approximately $0.9 relating to the carryback of alternative minimum tax losses resulting from tax legislation enacted in the first quarter of 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities was $110.9 and $89.0 for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash used for operating activities is due to increased purchases of permanent displays and a net use of working capital, which was partially offset by a lower net loss.

                         REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

     Net cash (used for) provided by investing activities was $(7.6) and $87.1 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used for investing activities for the nine months ended September 30, 2002 consisted of capital expenditures, partially offset by the sale of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2001 consisted of proceeds from the sale of the Company's Aoyama Property and Phoenix facility, partially offset by capital expenditures. The reduction in capital expenditures for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, is due to the timing of such expenditures.

     Net cash provided by (used for) financing activities was $78.5 and $(15.6) for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities for the nine months ended September 30, 2002 included cash drawn under the 2001 Credit Agreement, partially offset by the repayment of borrowings under the 2001 Credit Agreement. Net cash used for financing activities for the nine months ended September 30, 2001 included repayments of borrowings under the 1997 Credit Agreement and payment of debt issuance costs, partially offset by borrowings under the 1997 Credit Agreement.

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

     On November 30, 2001, Products Corporation entered into the 2001 Credit Agreement with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of September 30, 2002, the 2001 Credit Agreement provided up to $250.0, which is comprised of a $117.9 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At September 30, 2002, the Term Loan Facility was fully drawn and $32.4 was available under the Multi-Currency Facility, including the letters of credit.

     The Company's principal sources of funds are expected to be cash flow generated from operations, cash on hand and available borrowings under the Multi-Currency Facility of the Credit Agreement. The Credit Agreement, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the
"8 5/8% Notes"), Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt. The Company's principal uses of funds are expected to be the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, including the ERP System (as hereinafter defined), expenses in connection with the Company's restructuring programs referred to above and debt service payments.

                         REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



     The Company estimates that cash payments related to the restructuring programs referred to in Note 6 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be $35 to $40 in 2002. Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2002.

     Products Corporation enters into foreign currency forward exchange contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $17.1 and a fair value of nil outstanding at September 30, 2002.

     The Company expects that cash flows from operations, cash on hand and available borrowings under the Multi-Currency Facility of the Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002 on a consolidated basis, including the payment of operating expenses, working capital, purchases of permanent displays and capital expenditure requirements, including for the ERP System, expenses in connection with the Company's restructuring programs referred to above and debt service payments. However, there can be no assurance that the combination of cash flow from operations, cash on hand and available borrowings under the Multi-Currency Facility of the Credit Agreement will be sufficient to meet the Company's cash requirements on a consolidated basis. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales, such development, if significant, could reduce Products Corporation's cash flow from operations and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement, including the minimum EBITDA covenant, and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as reducing or delaying purchases of permanent displays, reducing or delaying capital expenditures, including with respect to the ERP System, delaying or revising restructuring programs, restructuring indebtedness, selling assets or operations, or seeking capital contributions or loans from affiliates of the Company or issuing additional shares of capital stock of Revlon, Inc. Products Corporation has received a commitment from an affiliate that is prepared to provide, if necessary, additional financial support to Products Corporation of up to $40 on appropriate terms through December 31, 2003. There can be no assurance that any of such actions could be effected, that they would enable the Company to continue to satisfy its capital requirements or that they would be permitted under the terms of the Company's various debt instruments then in effect. Products Corporation is in compliance with the financial covenants under the Credit Agreement for the period ended September 30, 2002. However, Products Corporation is uncertain whether it will achieve the minimum EBITDA covenant for the period ending December 31, 2002, principally due to its desire to continue to fund brand support at levels which Products Corporation believes will support the long-term growth of its business. If Products Corporation fails to achieve its minimum EBITDA covenant for the period ending December 31, 2002, it would be required to seek a waiver or an amendment of the covenant from its lenders. While Products Corporation believes its bank lenders will cooperate in the event a waiver or amendment is required, there can be no assurance that Products Corporation would secure any such waiver or amendment. If Products Corporation is unable to secure such waiver or amendment, Products Corporation would be required to adopt one or more alternatives, such as restructuring its indebtedness (including refinancing the Credit Agreement), selling assets or operations or seeking capital contributions or loans from Revlon, Inc. or other affiliates of the Company. There can be no assurance that any of such actions could be effected, that they would enable Products Corporation to continue to satisfy its capital requirements or that they would be

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)



permitted under the terms of Products Corporation's various debt instruments then in effect. Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan.

     The Company has developed a new design for its permanent display units and has begun installing them at certain customers' retail stores during 2002. Accordingly, the Company has accelerated the amortization of its existing display units. The Company estimates the installation of these new displays will result in accelerated amortization in 2002 through 2003. The accelerated amortization will be approximately $12 during 2002, of which $11.1 has been recorded during the nine months ended September 30, 2002. The Company estimates that purchases of permanent displays for 2002 will be approximately $65 to $70.

     Additionally, the Company has evaluated its management information systems and determined to upgrade to an Enterprise Resource Planning ("ERP") System, which is intended to provide benefits to the Company in excess of the related purchase and implementation costs. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. The Company will continue to develop the ERP System in the last quarter of 2002, and expects to complete installation by 2005. Based upon the estimated time required to implement an ERP System, the Company currently estimates that it would record additional amortization charges of its current information systems in 2002 through 2005. The additional amortization will be approximately $4 during 2002, of which $2.7 has been recorded during the nine months ended September 30, 2002.

     The Company estimates that capital expenditures for 2002 will be approximately $15 to $20.

Disclosures about Contractual Obligations and Commercial Commitments

     The SEC has encouraged all public companies to aggregate all contractual commitments and commercial obligations that affect financial condition and liquidity. To respond to this, the Company has included a table in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes to the total contractual cash obligations in the table setting forth the Company's contractual commitments and commercial obligations that affect financial condition and liquidity, which was set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. However, during the third quarter of 2002, the Company continued to experience production difficulties with its principal third party manufacturer for Europe and certain other international markets which operates the Maesteg facility. To rectify this situation, on October 31, 2002 the Company and such manufacturer terminated the long-term supply agreement (which had approximately $145.5 of fixed purchase commitments over the 8-year term of the original supply agreement) and they entered into a new, more flexible agreement with significantly reduced volume commitments and the Company will loan such supplier approximately $2.0. To address the production difficulties, under the new arrangement, the supplier can earn performance-based payments of approximately $6.3 (less the unpaid balance of such loan) over a 4-year period contingent upon the supplier achieving specific production service level goals. As part of

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


terminating the long-term supply agreement the supplier released the Company from the Company's minimum purchase commitments under the old supply agreement, which were approximately $145.5 over the 8-year term of such agreement. In exchange, the Company waived approximately $10.0 of deferred purchase price which otherwise would have been payable by the supplier to the Company in connection with the July 2001 sale of the Maesteg facility (a portion of which was contingent on future events). Such deferred purchase price, absent such waiver, would have been payable by the supplier to the Company over a 6-year period.

EFFECT OF NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement 143 effective January 1, 2003 and has not yet determined the extent of its impact, if any.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145, among other things, rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 4 required that gains and losses from extinguishment of debt be classified as extraordinary items, if material. Under Statement No. 145, extinguishment of debt should usually not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The Company is required to adopt the provisions of Statement No. 145 effective January 1, 2003 although earlier adoption is permitted. Upon adoption, the Company will reclassify the extraordinary item for early extinguishment of debt of $3.6 incurred in the fourth quarter of 2001 to other expenses on the consolidated statements of operations as it no longer will be considered to meet the extraordinary item classification criteria in APB No. 30.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of Statement 146. The adoption of Statement 146 is not currently expected to have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

     In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others". The SOP applies to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning January 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for its trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

                          REVLON, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


SUBSEQUENT EVENT

     In October 2002, the Company and its principal third party manufacturer for Europe and certain other international markets terminated the long-term supply agreement they had entered into in connection with the Company's disposition of its Maesteg facility in July 2001, and they entered into a new, more flexible arrangement with significantly reduced volume commitments. Under the new arrangement, the Company will loan such supplier approximately $2.0 and the supplier can earn performance-based payments of approximately $6.3 (less the unpaid balance of such loan) over a 4-year period, contingent upon the supplier achieving specific production service level goals. As part of terminating the long-term supply agreement the supplier released the Company from the Company's minimum purchase commitments under the old supply agreement, which were approximately $145.5 over the 8-year term of such agreement. In exchange, the Company waived approximately $10.0 of deferred purchase price which otherwise would have been payable by the supplier to the Company in connection with the July 2001 sale of the Maesteg facility (a portion of which was contingent on future events). Such deferred purchase price, absent such waiver, would have been payable by the supplier to the Company over a 6-year period.

                         REVLON, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2001. The following table presents the information required by Item 7A as of September 30, 2002.

                                                                   EXPECTED MATURITY DATE FOR THE YEAR ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------------

                                                       2002       2003      2004        2005        2006        THEREAFTER
                                                   ------------- --------  --------  -----------  ----------  ---------------
                                                                           (DOLLARS IN MILLIONS)
DEBT
---------------
Short-term variable rate (various currencies)..        $24.4
      Average interest rate (a) ...............          8.1%
Long-term fixed rate ($US) ....................                                          $352.7     $499.7          $649.9
      Average interest rate ...................                                           12.0%       8.6%            8.6%
Long-term variable rate ($US)..................                                           177.8 *
      Average interest rate (a)................                                            7.9%
Long-term variable rate (various currencies)...                                            13.5 *
      Average interest rate (a) ...............                                            9.3%
                                                   ------------- --------  --------  -----------  ----------  --------------
Total debt ....................................       $ 24.4       $ -       $ -       $ 544.0      $499.7          $649.9
                                                   ============= ========  ========  ===========  ==========  ==============



                                                              FAIR VALUE
                                                               SEPT. 30,
                                                    TOTAL        2002
                                                ------------- ------------
                                                   (DOLLARS IN MILLIONS)
DEBT
---------------
Short-term variable rate (various currencies)..        $24.4     $ 24.4
      Average interest rate (a) ...............
Long-term fixed rate ($US) ....................      1,502.3      852.7
      Average interest rate ...................
Long-term variable rate ($US)..................        177.8      177.8
      Average interest rate (a)................
Long-term variable rate (various currencies)...         13.5       13.5
      Average interest rate (a) ...............
                                                 ------------ ------------
Total debt ....................................    $ 1,718.0   $1,068.4
                                                 ============ ============




                                                       AVERAGE             ORIGINAL        CONTRACT
                                                     CONTRACTUAL           US DOLLAR        VALUE      FAIR VALUE
                                                         RATE              NOTIONAL       SEPT. 30,     SEPT. 30,
FORWARD CONTRACTS                                        $/FC               AMOUNT           2002         2002
-----------------                                    -----------        ---------------- ------------- ------------
Buy Euros/Sell USD ...............................     0.8713                     $ 2.7         $ 3.1        $ 0.4
Sell British Pounds/Buy USD ......................     1.4076                       0.9           0.8         (0.1)
Sell Australian Dollars/Buy USD ..................     0.5170                       2.3           2.2         (0.1)
Sell Canadian Dollars/Buy USD ....................     0.6254                       5.8           5.7         (0.1)
Sell South African Rand/Buy USD ..................     0.0876                       1.0           1.0            -
Buy South African Rand/Sell USD ..................     0.0928                       0.6           0.6            -
Buy Australian Dollars/Sell New Zealand Dollars ..     1.2226                       0.9           0.8         (0.1)
Buy British Pounds/Sell Euros ....................     0.6153                       1.5           1.5            -
Sell British Pounds/Buy Euros ....................     0.6190                       1.4           1.4            -
                                                                        ---------------- ------------- ------------
Total forward contracts ..........................                               $ 17.1        $ 17.1      $ -
                                                                        ================ ============= ============

____________________

(a) Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2002.

*    Represents Products Corporation's Credit Agreement which matures in May
     2005.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation we have concluded that such disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

                          REVLON, INC. AND SUBSIDIARIES

     The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to: the introduction of new products; the Company's plans to update its retail presence and install new display walls (and the Company's estimates of the costs of such new displays, the effects of such plans on the accelerated amortization of existing displays and the estimated amount of such amortization); its future financial performance; the Company's estimates regarding the amount and timing of capital expenditures; the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities; the possible implementation of a new ERP System, the timing, costs and benefits of such system and the effects of the adoption of such system on the accelerated amortization of existing information systems if the Company proceeds with such system; restructuring activities, restructuring costs, the timing of such payments and annual savings and other benefits from such activities; the effects of the Company's trade terms for its U.S. customers; sources of funds, including cash flow from operations, cash on hand and availability of borrowings under the 2001 Credit Agreement, the sufficiency of such funds to satisfy the Company's cash requirements in 2002, and the availability of funds from restructuring indebtedness, selling assets or operations, capital contributions or loans from affiliates of the Company and the sale of additional shares of Revlon, Inc.; uses of funds, including for the payment of operating expenses, working capital, purchases of permanent displays, capital expenditures (and the Company's estimates of the amounts of such expenses), including for the ERP System, restructuring costs (and the Company's estimates of the amounts and timing of such costs) and debt service payments; the availability of raw materials and components and, with respect to Europe, products; the Company's expectation that the new supply arrangement with its principal third party manufacturer for Europe will be flexible, and the Company's expectation that production difficulties with such supplier will be resolved during the first half of 2003; matters concerning market-risk sensitive instruments; the effects of the assumptions and estimates underlying the Company's critical accounting policies; the effects of the adoption of certain accounting principles; the receipt, amount and timing of the payment of contingent deferred purchase price in connection with the sale of certain assets; and Products Corporation's estimates regarding achieving the minimum EBITDA covenant under the 2001 Credit Agreement and Products Corporation's expectations that its lenders will cooperate to negotiate a waiver or amendment of such covenant if it is not achieved. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K to the Commission (which, among other places, can be found on the Commission's website at http://www.sec.gov), as well as on the Company's website at www.revloninc.com. The information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-

                          REVLON, INC. AND SUBSIDIARIES


looking statements made by the Company: (i) difficulties or delays in developing and introducing new products or failure of customers to accept new product offerings; (ii) difficulties or delays or unanticipated costs associated with the Company's implementation of new display walls; (iii) changes in consumer preferences, including reduced consumer demand for the Company's color cosmetics and other current products; (iv) effects of and changes in political and/or economic conditions, including inflation and monetary conditions, and in trade, monetary, fiscal and tax policies in international markets; (v) actions by competitors, including business combinations, technological breakthroughs, new product offerings, promotional spending and marketing and promotional successes, including increases in market share; (vi) unanticipated costs or difficulties or delays in completing projects associated with the Company's strategic plan, including in connection with the implementation of a new ERP System; (vii) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities; (viii) difficulties or delays in achieving the intended results of the Company's trade terms, including, without limitation, the possible effect of the trade terms on sales; (ix) lower than expected cash flow from operations, the inability to restructure indebtedness, sell assets or operations, secure capital contributions or loans from affiliates of the Company or sell additional shares of Revlon, Inc. or the unavailability of funds under the 2001 Credit Agreement;
(x) higher than expected operating expenses, working capital expenses, permanent display costs, capital expenditures, including for the ERP System, restructuring costs or debt service payments; (xi) difficulties, delays or unexpected costs in sourcing raw materials or components, and with respect to Europe, products;
(xii) difficulties, delays or unanticipated costs or effects arising from the Company's new supply arrangement with its principal European supplier and resolving the production difficulties with such supplier; (xiii) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments; (xiv) actual events varying from the assumptions and estimates underlying the Company's critical accounting policies; (xv) unanticipated effects of the Company's adoption of certain new accounting standards; (xvi) combinations among significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers; and
(xvii) difficulties, delays or the inability of Products Corporation to achieve the minimum EBITDA covenant under the 2001 Credit Agreement and, if such covenant is not achieved, difficulties, delays or the inability of Products Corporation to negotiate a waiver or amendment of such covenant. Factors other than those listed above could cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS

     The Company's website address is www.revloninc.com. The Company makes available, free of charge, on such website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

                          REVLON, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS -

99.1 Certification of Jack L. Stahl, Chief Executive Officer, dated November 14, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Douglas H. Greeff, Chief Financial Officer, dated November 14, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     (B)  REPORTS ON FORM 8-K -

     On August 14, 2002, the Company filed a current report on Form 8-K to report that each of the Chief Executive Officer, Jack L. Stahl, and Chief Financial Officer, Douglas H. Greeff, of Revlon, Inc., executed a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On August 14, 2002, the Company filed a current report on Form 8-K to report that each of the Principal Executive Officer, Jack L. Stahl, and Principal Financial Officer, Douglas H. Greeff, of Revlon, Inc., submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

                              S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVLON, INC.
                                  -----------
                                  Registrant

  By:/s/ Douglas H. Greeff               By:/s/ Laurence Winoker
  -------------------------------------  -------------------------------------
         Douglas H. Greeff                      Laurence Winoker
         Executive Vice President               Senior Vice President, Corporate
         and Chief Financial Officer            Controller and Treasurer

Dated:  November 14, 2002

                         REVLON, INC. AND SUBSIDIARIES



                                CERTIFICATIONS

I, Jack L. Stahl, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Revlon, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Jack L. Stahl
                                          -----------------------
                                          Jack L. Stahl
                                          President and Chief Executive Officer
                                          of Revlon, Inc.

Date: November 14, 2002

                          REVLON, INC. AND SUBSIDIARIES

                                CERTIFICATIONS

I, Douglas H. Greeff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Revlon, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           /s/ Douglas H. Greeff
                           -----------------------
                           Douglas H. Greeff
                           Executive Vice President and Chief Financial Officer of Revlon, Inc.

Date: November 14, 2002