Form 10-K
period 2002-12-31
REVLON INC /DE/
filed 2003-03-21
CIK 887921

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR


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

                                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
 -------------------------------------------------------------------------------
      CLASS A COMMON STOCK                              NEW YORK STOCK EXCHANGE
 -------------------------------------------------------------------------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). YES [ ] NO [X]

     AS OF DECEMBER 31, 2002, 20,516,135 SHARES OF CLASS A COMMON STOCK AND 31,250,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING. 11,650,000 SHARES OF CLASS A COMMON STOCK AND ALL OF THE SHARES OF CLASS B COMMON STOCK WERE HELD BY REV HOLDINGS LLC, A DELAWARE LIMITED LIABILITY COMPANY AND AN INDIRECTLY WHOLLY-OWNED SUBSIDIARY OF MAFCO HOLDINGS INC. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S CLASS A COMMON STOCK HELD BY NON-AFFILIATES (USING THE NEW YORK STOCK EXCHANGE CLOSING PRICE AS OF JUNE 28, 2002, THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER) WAS APPROXIMATELY $43,887,368.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

     Revlon, Inc. (and together with its subsidiaries, the "Company") conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), which manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. REVLON is one of the world's best-known names in cosmetics and is a leading mass-market cosmetics brand. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such well-known brand names as REVLON, COLORSTAY, REVLON AGE DEFYING, SKINLIGHTS and ULTIMA II, as well as ALMAY, in cosmetics; ALMAY Kinetin, VITAMIN C ABSOLUTES, ETERNA 27, ULTIMA II and JEANNE GATINEAU in skin care; CHARLIE in fragrances; and HIGH DIMENSION, FLEX, MITCHUM, COLORSILK, JEAN NATE and BOZZANO in personal care products.

     The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 70 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass-market distribution channel, including the lip, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain markets outside of the U.S., including in Australia, Canada, Mexico and South Africa. The Company's products are sold in more than 100 countries across five continents.

     All United States market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data does not reflect sales volume from Wal-Mart, Inc.

THE COMPANY'S PLAN

     The Company's plan consists of three main components: (1) the cost rationalization phase; (2) the stabilization and growth phase; and (3) the accelerated growth phase.

     Phase 1 -- Cost Rationalization

     In 1999 and 2000, the Company faced a number of strategic challenges. Accordingly, through 2001 the Company focused its plan on lowering costs and improving operating efficiency.

     During 2001, the Company implemented several key elements of this phase of its plan. For example, the Company:

     o reduced departmental general and administrative expenses in the Company's operations;

     o reduced manufacturing and warehousing square footage by approximately 55% during the period from November 2000 to December 31, 2001;

     o closed the Company's in-house advertising division and consolidated all advertising for the Company's Revlon and Almay brands with two prominent advertising agencies (and further consolidated into a single agency in 2002); and

     o implemented revised trade terms with the Company's U.S. customers intended to increase sell-through of the Company's products, reduce merchandise returns and claims for damages and drive market growth.

          The Company believes that the actions taken during 2000 and 2001 lowered the Company's cost structure overall and improved the Company's manufacturing and operating efficiency, creating a platform for the stabilization and growth stage of the Company's plan.

     Phase 2 -- Stabilization and Growth

          In February 2002, the Company announced the appointment of Jack L. Stahl, former president and chief operating officer of The Coca-Cola Company, as the Company's new President and Chief Executive Officer.

          Following the appointment of Mr. Stahl, the Company undertook an extensive review and evaluation of the Company's business to establish specific integrated objectives and actions to advance the next stage in the Company's plan. As a result of this review, the Company established three principal objectives:

     o    creating and developing the most consumer-preferred brands;

     o    becoming the most valuable partner to the Company's retailers; and

     o    becoming a top company where people choose to work.

          The Company also conducted detailed evaluations and research of the strengths of the Revlon brand (and the Company is continuing to conduct similar evaluations and research for the Company's other major brands); the Company's advertising and promotional efforts; the Company's relationships with the Company's retailers and consumers; its retail in-store presence; and the strength and skills of the Company's organization. As a result, the Company developed the following key actions and investments to support the stabilization and growth phase of its plan:

     o Increase advertising and media spending and effectiveness. The Company expects to increase its media spending and advertising support. The Company will also seek to improve the effectiveness of its marketing, including its advertising, by, among other things, ensuring consistent messaging and imagery in its advertising, in the graphics included in the Company's wall displays and in other marketing materials.

     o Increase the marketing effectiveness of the Company's wall displays. Beginning in the first quarter of 2003, the Company intends to make significant improvements to its retail wall displays by streamlining its product assortment and reconfiguring product placement, which the Company believes will optimize cross-selling among the Company's various product categories on the wall displays and make the wall displays easier to merchandise and stock. The Company also intends to continue to roll out its new wall displays, which the Company began in 2002. In addition, the Company intends to enhance merchandiser coverage to improve customer's stock levels and continue to develop the Company's tamper evident program to reduce damages. The Company also intends to work with its retail customers to improve replenishment of the Company's products on the wall displays and to minimize out-of-stocks at its customers.

     o Adopt revised pricing strategies. The Company believes that it can increase sales by selectively adjusting prices on certain SKUs to better align the Company's pricing with product benefits and competitive benchmarks.

     o Further strengthen the Company's new product development process. The Company is developing a new cross-functional new product development process intended to optimize the Company's ability to bring to market its new product offerings to ensure that the Company has products in key trend categories.

     o Implement a comprehensive program to develop and train the Company's employees. The Company is implementing a comprehensive program to further develop the management, leadership and communication skills of its employees, which the Company will regularly assess as part of its goal to become a top company where people choose to work.

     In December 2002, the Company announced that it would accelerate the implementation of the stabilization and growth phase of its plan. The Company recorded charges of approximately $100 million in the fourth quarter of 2002 and currently expects to record additional charges not to exceed $60 million during 2003 and 2004. These charges relate to various aspects of the stabilization and growth phase of the Company's plan, primarily stemming from higher sales returns and inventory writedowns from a selective reduction of SKUs, reduced distribution of the Ultima II brand, higher allowances stemming from selective price adjustments on certain products, higher professional expenses associated with the development of, research in relation to, and execution of the stabilization and growth phase of the Company's plan, and writedowns associated with reconfiguring existing wall displays at the Company's retail customers.

     Phase 3 -- Accelerated Growth

     The Company intends to capitalize on the actions taken during the stabilization and growth phase of the Company's plan, with the objective of increasing revenues and profitability over the long term.

RECENT DEVELOPMENTS

     In December 2002, the Company's principal stockholder, MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned indirectly through Mafco Holdings Inc. ("Mafco Holdings" and, collectively with MacAndrews Holdings, "MacAndrews & Forbes"), by Ronald O. Perelman, proposed providing the Company with up to $150 million in cash in order to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of the Company's plan and for general corporate purposes. The Company's Board of Directors appointed a special committee of independent directors to evaluate the proposal made by MacAndrews & Forbes. The special committee reviewed and considered the proposal and negotiated enhancements to the terms of the proposal. In February 2003, the enhanced proposal was recommended to the Company's Board of Directors by the special committee of the Company's Board of Directors and approved by the Company's full board.

     In connection with MacAndrews & Forbes' enhanced proposal, in February
2003 the Company entered into an investment agreement with MacAndrews & Forbes (the "Investment Agreement") pursuant to which the Company will undertake a $50 million equity rights offering (the "Rights Offering") that will allow its stockholders to purchase additional shares of the Company's Class A common stock, with a par value of $0.01 per share ("Class A Common Stock"). Pursuant to the Rights Offering, the Company will distribute to each stockholder of record of its Class A Common Stock and its Class B common stock, with a par value of $0.01 per share ("Class B Common Stock," together with the Class A Common Stock, the "Common Stock"), as of the close of business on a record date to be set by the Board of Directors, at no charge, a pro rata number of transferable subscription rights for each share of Common Stock owned. The subscription rights will enable the holders to purchase their pro rata portion of such number of shares of Class A Common Stock equal to (a) $50 million divided by (b) the subscription price, which will be equal to the greater of (1) $2.30, representing 80% of the closing price per share of the Company's Class A Common Stock on the New York Stock Exchange ("NYSE") on January 30, 2003, and (2) 80% of the closing price per share of its Class A Common Stock on the NYSE on the record date of the Rights Offering. Such number may be adjusted in an equitable manner to avoid fractional rights and/or shares of Class A Common Stock and to ensure that the gross proceeds from the Rights Offering equals $50 million.

     Pursuant to the over-subscription privilege, each rights holder that exercises its basic subscription privilege in full may also subscribe for additional shares of Class A Common Stock at the same subscription price per share, to the extent that other stockholders do not exercise their subscription rights in full. If an insufficient number of shares is available to fully satisfy the over-subscription privilege requests, the available shares will be sold pro rata among subscription rights holders who exercised their over-subscription privilege based on the number of shares each subscription rights holder subscribed for under the basic subscription privilege.

     As a Revlon stockholder, MacAndrews & Forbes will receive its pro rata subscription rights and would also be entitled to exercise an over-subscription privilege. However, MacAndrews & Forbes has agreed not to exercise either its basic or its over-subscription privileges. Instead, MacAndrews & Forbes has agreed to purchase the shares of the Company's Class A Common Stock that it would otherwise have been entitled to receive pursuant to its basic subscription privilege (equal to approximately 83% of the rights distributed in the Rights Offering, or $41.5 million) in a private placement direct from the Company. In addition, if any shares remain following the exercise of the basic subscription privileges and the over-subscription privileges by other right holders, MacAndrews & Forbes will back- stop the Rights Offering by purchasing the remaining shares of Class A Common Stock offered but not purchased by other stockholders (approximately 17%, or an additional $8.5 million), also in a private placement.

     In addition, in accordance with the enhanced proposal, MacAndrews & Forbes has also provided a $100 million term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan"). If, prior to the consummation of the Rights Offering, Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan causes the Company to require some or all of the $50 million of funds that the Company would raise from the Rights Offering, MacAndrews & Forbes has agreed to advance the Company these funds prior to closing the Rights Offering by purchasing up to $50 million of newly-issued shares of the Company's Series C preferred stock which would be redeemed with the proceeds the Company receives from the Rights Offering (this investment in the Company's Series C preferred stock (which is non-voting, non-dividend paying and non-convertible) is referred to as the "$50 million Series C preferred stock investment"). The MacAndrews & Forbes $100 million term loan has a final maturity date of December 1, 2005 and interest on such loan of 12.0% is not payable in cash, but will accrue and be added to the principal amount each quarter and be paid in full at final maturity. The Company expects that it will issue the subscription rights and consummate the Rights Offering in the second quarter of 2003, subject to the effectiveness of the registration statement (which the Company filed with the Securities and Exchange Commission (the "Commission") on February 5, 2003). Based on this expectation, the Company anticipates that Products Corporation will be required to draw on the MacAndrews & Forbes $100 million term loan before the Rights Offering is consummated in order to continue the implementation of the stabilization and growth phase of the Company's plan and for general corporate purposes. However, the Company does not currently anticipate that it will require that MacAndrews & Forbes make the $50 million Series C preferred stock investment.

     Additionally, MacAndrews & Forbes has also agreed to provide Products Corporation with an additional $40 million line of credit during 2003, which amount will increase to $65 million on January 1, 2004 (the "MacAndrews & Forbes $40-65 million line of credit") (the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit are referred to as the "Mafco Loans" and the Rights Offering and the Mafco Loans are referred to as the "M&F Investments") and which will be available to Products Corporation through December 31, 2004, provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes has purchased an aggregate of $50 million of the Company's Series C preferred stock (or if the Company has consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). The MacAndrews & Forbes $40-65 million line of credit will bear interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement discussed below (and as hereinafter defined) (which rate, after giving effect to the amendment in February 2003 to Products Corporation's Credit Agreement, is 8.25% as of March 1, 2003). The Company does not expect that Products Corporation will draw on the MacAndrews & Forbes $40-65 million line of credit during 2003.

     In connection with the transactions with MacAndrews & Forbes described above, and as a result of the Company's operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, as discussed above, Products Corporation entered into an amendment in February 2003 of its Credit Agreement with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 million for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 million required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and secured waivers of compliance with these covenants for the fourth quarter of 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect the ability of Products Corporation to comply with these covenants during 2003, the Company also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the fourth quarter of 2003 expiring on January 31, 2004.

The amendment to the Credit Agreement also included the substitution of a minimum liquidity covenant requiring the Company to maintain a minimum of $20 million of liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 million to $115 million for 2003. The amendment also increased the applicable margin on loans under the existing credit agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 million from February 5, 2003 through the end of 2003.

PRODUCTS

     The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands and certain selected products.

                                                                                     PERSONAL
BRAND           COSMETICS                SKIN CARE               FRAGRANCES          CARE
                                                                                     PRODUCTS
------------------------------------------------------------------------------------------------------------
REVLON          Revlon                   Eterna 27               Charlie             High Dimension
                ColorStay                Vitamin C Absolutes     Ciara               Colorsilk
                ColorStay Overtime       Revlon Absolutes                            Frost & Glow
                Stay Natural                                                         Flex
                Always On                                                            Outrageous
                Revlon Age Defying                                                   Aquamarine
                Super Lustrous                                                       Mitchum
                New Complexion                                                       Hi & Dri
                Skinlights                                                           Jean Nate
                High Dimension                                                       Revlon Beauty Tools
                Illuminance
                Lipglide
                Moisturous

ALMAY           Almay                    Almay Kinetin                               Almay
                Time-Off                 Almay Milk Plus
                Amazing Lasting
                One Coat
                Skin Stays Clean
                Organic Fluoride Plus
                Lip Vitality
                Clear Complexion
                Skin Smoothing
                 Foundation
                Pure Tints


OTHER           Ultima II                Ultima II                                   Bozzano
BRANDS          Jeanne Gatineau          Jeanne Gatineau                             Juvena
                Cutex

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

     The Company markets several different lines of REVLON lip makeup (which address different segments of the lip makeup category). The Company's COLORSTAY lipcolor uses patented transfer-resistant technology that provides long wear. COLORSTAY OVERTIME LIPCOLOR is a patented lip technology introduced in 2002 that builds on the strengths of the COLORSTAY franchise by offering long-wearing benefits in a new product form, which enhances comfort and shine. SUPER LUSTROUS lipstick is the Company's flagship wax-based lipcolor. MOON DROPS, a moisturizing lipstick, is produced in approximately 30 shades.

     The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship REVLON nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free and formaldehyde-free formula. The Company's SUPER TOP SPEED nail enamel contains a patented speed drying polymer formula, which sets in 60 seconds. The Company also sells CUTEX nail polish remover and nail care products in certain countries outside the U.S.

     The Company sells face makeup, including foundation, powder, blush and concealers, under such Revlon brand names as REVLON AGE DEFYING, which is targeted for women in the over 35 age bracket; COLORSTAY, which uses patented transfer-resistant technology that provides long wear and won't rub off benefits; NEW COMPLEXION, for consumers in the 18-to-34 age bracket; and SKINLIGHTS skin brighteners that brighten skin with sheer washes of color.

     The Company's eye makeup products include mascaras, eyeliners, eye shadows and brow color. COLORSTAY eyecolor, mascara and brow color, SOFTSTROKE eyeliners and REVLON WET/DRY eye shadows are targeted for women in the 18-to-49 age bracket. The Company's eye products also include ILLUMINANCE, an eye shadow that gives a luminous finish, and HIGH DIMENSION mascara and eyeliners. In 2002, the Company launched COLORSTAY OVERTIME lash tint, a patented product that wears for up to three days.

     The Company's ALMAY brand consists of a line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. ALMAY products include lip makeup, nail care, eye and face makeup and skin care products. The ALMAY brand flagship ONE COAT franchise consists of lip makeup and eye makeup products including mascara. The Company also sells Skin Stays Clean liquid foundation makeup with its patented "clean pore complex." The ALMAY AMAZING LASTING Collection features long-wearing mascaras and foundations. The ALMAY Kinetin Skincare Advanced Anti-Aging Series features a patented technology. In 2002, the Company launched ALMAY Kinetin SKIN SMOOTHING foundation and ALMAY LIP VITALITY lipstick with a patented technology.

     The Company sells Revlon Beauty Tools, which include nail and eye grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets under the REVLON brand name and are the number one brand in the U.S. mass-market distribution channel.

     The Company's skin care products, including moisturizers, are sold under brand names including ETERNA 27, REVLON VITAMIN C ABSOLUTES, REVLON ABSOLUTES, ALMAY Kinetin, ALMAY MILK PLUS and ULTIMA II. In addition, the Company sells skin care products in international markets under internationally recognized brand names and under various regional brands, including the Company's premium-priced JEANNE GATINEAU brand.

     Personal Care Products. The Company sells a broad line of personal care consumer products, which complements its core cosmetics lines and enables the Company to meet the consumer's broader beauty care needs. In the mass-market distribution channel, the Company sells haircare, antiperspirant and other personal care products, including the FLEX and AQUAMARINE haircare lines throughout a portion of the world and the BOZZANO and JUVENA brands in Brazil; as well as COLORSILK and FROST & GLOW hair coloring lines throughout most of the world; and the MITCHUM and HI & DRI antiperspirant brands. The Company also markets hypo-allergenic personal care products, including moisturizers and antiperspirants, under the ALMAY brand. The Company's HIGH DIMENSION hair color is a revolutionary 10-minute home permanent hair color.

     Fragrances. The Company sells a selection of moderately priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company's portfolio includes fragrances such as CHARLIE and CIARA.

MARKETING

     The Company markets extensive consumer product lines at a range of retail prices primarily through the mass-market distribution channel and outside the U.S. also markets select premium lines through demonstrator-assisted channels.

     The Company undertook a comprehensive review of its advertising strategy in late 2000 and early 2001. This resulted in a shift from the historical use of an in-house advertising division to create and execute advertising to the use of outside agencies to develop advertising campaigns for a number of the Company's key new product launches and to bring new energy to the REVLON and ALMAY brands, respectively. Additionally, in 2002 the Company consolidated all of its advertising for the REVLON and ALMAY brands into a single advertising agency intended to increase the effectiveness of its worldwide advertising, as well as result in more efficient media placement.

     The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including REVLON, COLORSTAY, REVLON AGE DEFYING, ALMAY, FLEX, CHARLIE, and MITCHUM. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons, magazine inserts and point-of-sale testers. The Company also uses cooperative advertising programs with some retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

     The Company distributes unique marketing materials such as the "Revlon Report," which highlights seasonal and other fashion and color trends, describes the Company's products that address those trends and can include coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase include point-of-sale testers on the Company's wall displays that provide information about, and permit consumers to test, the Company's products, thereby achieving the benefits of an in-store demonstrator without the corresponding cost; magazine inserts containing samples of the Company's newest products; trial-size products; and "shade samplers," which are collections of trial-size products in different shades. Additionally, the Company maintains separate websites, www.revlon.com and www.almay.com devoted to the REVLON and ALMAY brands, respectively. Each of these websites feature current product and promotional information for the REVLON and ALMAY brands, respectively, and are updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns.

NEW PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT

     The Company believes that it is an industry leader in the development of innovative and technologically-advanced consumer products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's research and development group comprises departments specialized in the technologies critical to the Company's various product categories, as well as an advanced technology department that promotes inter-departmental, cross-functional research on a wide range of technologies to develop new and innovative products. The Company independently develops substantially all of its new products. In connection with the stabilization and growth phase of the Company's plan, the Company is developing a new cross-functional new product development process intended to optimize the Company's ability to bring to market its new product offerings to ensure that the Company has products in key trend categories.

     The Company operates an extensive cosmetics research and development facility in Edison, New Jersey. The scientists at the Edison facility are responsible for all of the Company's new product research worldwide, performing research for new products, ideas, concepts and packaging. The research and development group at the Edison facility also performs extensive safety and quality tests on the Company's products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each manufacturing facility.

     As of December 31, 2002, the Company employed approximately 160 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2002, 2001 and 2000, the Company spent approximately $23.3 million, $24.4 million and $27.3 million, respectively, on research and development activities.

MANUFACTURING AND RELATED OPERATIONS AND RAW MATERIALS

     Since late 2000, the Company completed a number of measures related to rationalizing its global manufacturing capacity, which are designed to substantially reduce costs and increase operating efficiencies. The Company sold or closed approximately 55% of its manufacturing and distribution facility square footage, including the sale of the Company's facilities in Phoenix, Arizona; Maesteg, South Wales; and Sao Paulo, Brazil; and the closure of the Company's manufacturing operations in Canada and New Zealand.

     In connection with the sale of the Phoenix facility and the closing of the Canadian facility, the Company consolidated North American manufacturing into its Oxford, North Carolina facility, which consolidation was completed in late 2001. Revlon Beauty Tools for sale throughout the world are manufactured and/or assembled at the Company's Irvington, New Jersey facility.

     During 2002, cosmetics and personal care products also were produced at the Company's facilities in Venezuela, France, South Africa and China and personal care products in Mexico and at third-party owned facilities in Maesteg, South Wales, Sao Paulo, Brazil, Buenos Aires, Argentina and Samutprakarn, Thailand. The Company continually reviews its manufacturing needs against its manufacturing capacity for opportunities to reduce costs and produce more efficiently.

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

DISTRIBUTION

     The Company's products are sold in more than 100 countries across five continents. The Company's worldwide sales force had approximately 400 people as of December 31, 2002, including a dedicated sales force for cosmetics, skin care, fragrance and personal care products in the mass-market distribution channel in the U.S. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

     United States and Canada. Net sales in the U.S. and Canada accounted for approximately 68% of the Company's 2002 net sales, a majority of which were made in the mass-market distribution channel. The Company also sells a broad range of consumer products to U.S Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2002, 13 licenses were in effect relating to 17 product categories to be marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties.

     As part of its strategy to increase consumption of the Company's products at retail, the Company has increased the number of retail merchandisers who stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retail outlets. Additionally, the Company continues to upgrade the technology available to its sales force to provide real-time information regarding inventory levels and other relevant information.

     International. Net sales outside the U.S. and Canada accounted for approximately 32% of the Company's 2002 net sales. The ten largest countries in terms of these sales, which include the United Kingdom, Australia, South Africa, Mexico, Brazil, Hong Kong, Japan, Italy, France and China, accounted for approximately 25% of the Company's net sales in 2002. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers and variety stores. The Company also distributes outside the U.S. through department stores and specialty stores such as perfumeries. At December 31, 2002, the Company actively sold its products through wholly-owned subsidiaries established in 17 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

CUSTOMERS

     The Company's principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreen, Rite Aid, CVS, Eckerd, Albertsons Drugs and Longs in the U.S., Boots in the United Kingdom, Watsons in the Far East and Wal-Mart internationally. Wal-Mart and its affiliates worldwide accounted for approximately 22.5% of the Company's 2002 consolidated net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customers or decrease in sales will occur. In January 2002, Kmart Corporation filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 24, 2003, Kmart announced that it had filed its proposed plan of reorganization with the U.S. Bankruptcy Court and that it was positioned to emerge from bankruptcy on or about April 30, 2003. Throughout 2002 and continuing into 2003 Kmart continued to close underperforming stores. Kmart accounted for less than 5% of the Company's net sales in 2002. Although the Company plans to continue doing business with Kmart for the foreseeable future and, based upon the information currently available, believes that Kmart's bankruptcy proceedings and store closings will not have a material adverse effect on the Company's business, financial condition or results of operations, there can be no assurances that further deterioration, if any, in Kmart's financial condition will not have such an effect on the Company. In January 2003, J.C. Penney Corp. announced that it will be discontinuing color cosmetics in most of its stores. J.C. Penney carries the Company's Ultima II brand, however the Company's sales to J.C. Penney accounted for less than 1% of the Company's total sales during 2002. Accordingly, the Company does not believe that this discontinuance will have a material adverse effect on the Company's future business, financial condition or results of operations.

COMPETITION

     The consumer products business is highly competitive. The Company competes on the basis of numerous factors. Brand recognition, product quality, performance and price, product availability at the retail stores and the extent to which consumers are educated on product benefits have a marked influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising and packaging, and the timing of new product introductions and line extensions, also have a significant impact on buying decisions, and the structure and quality of the Company's sales force, as well as consumer consumption of the Company's products, affect in-store position, retail display space and inventory levels in retail outlets. The Company has experienced declines in its market share in the U.S. mass-market in color cosmetics since the end of the first half of 1998 through the first half of 2002, including a decline in its color cosmetics market share from 32.0% in the second quarter of 1998 to 22.3% in the second quarter of 2002. However, for the second half of 2002 and for the full year 2002, the market share for the Company's Revlon branded color cosmetics in the U.S. mass-market increased over the prior year. There can be no assurance that declines in market share will not occur in the future or that the Company's recent share increases will continue. In addition, the Company competes in selected product categories against a number of multinational manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and more flexibility to respond to changing business and economic conditions than the Company. Certain of the Company's competitors have increased their spending on discounting and advertising and promotional activities in U.S. mass-market cosmetics. In addition to products sold in the mass-market and demonstrator-assisted channels, the Company's products also compete with similar products sold door-to-door or through mail-order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oreal S.A., The Procter & Gamble Company, Unilever N.V. and The Estee Lauder Companies Inc.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company's major trademarks are registered in the U.S. and in well over 100 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include REVLON, COLORSTAY, REVLON AGE DEFYING, SKINLIGHTS, HIGH DIMENSION, FROST & GLOW, ILLUMINANCE, FLEX, CUTEX (outside the U.S.), MITCHUM, ETERNA 27, ALMAY, ALMAY Kinetin, ULTIMA II, CHARLIE, JEAN NATE, MOON DROPS, SUPER LUSTROUS and COLORSILK.

     The Company utilizes certain proprietary, patent pending or patented technologies in the formulation or manufacture of a number of the Company's products, including COLORSTAY cosmetics, classic REVLON nail enamel, SKINLIGHTS skin brightener, HIGH DIMENSION hair color, SUPER TOP SPEED nail enamel, REVLON AGE DEFYING foundation and cosmetics, NEW COMPLEXION makeup, ALMAY Kinetin skin care, TIME-OFF makeup, AMAZING LASTING cosmetics and ALMAY ONE COAT cosmetics. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

GOVERNMENT REGULATION

     The Company is subject to regulation by the Federal Trade Commission and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities. The Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreens. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the Company's capital expenditures, earnings or competitive position. State and local regulations in the U.S. that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, contents and packaging.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

     The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in Note 18 of the Notes to Consolidated Financial Statements of the Company.

EMPLOYEES

     As of December 31, 2002, the Company employed approximately 6,000 people. As of December 31, 2002, approximately 130 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

ITEM 2. PROPERTIES

     The following table sets forth as of December 31, 2002 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

                                                                                        APPROXIMATE FLOOR
LOCATION                       USE                                                      SPACE SQ. FT.
--------                       ---                                                      -------------
Oxford, North Carolina ....... Manufacturing, warehousing, distribution and office         1,012,000
Edison, New Jersey ........... Research and office (leased)                                  175,000
Irvington, New Jersey ........ Manufacturing, warehousing and office                          96,000

                                                                                        APPROXIMATE FLOOR
LOCATION                       USE                                                      SPACE SQ. FT.
--------                       ---                                                      -------------
Mexico City, Mexico .......... Manufacturing, distribution and office                        150,000
Caracas, Venezuela ........... Manufacturing, distribution and office                        145,000
Kempton Park, South Africa ... Warehousing, distribution and office (leased)                 127,000
Canberra, Australia .......... Warehousing, distribution and office                          125,000
Isando, South Africa ......... Manufacturing, warehousing, distribution and office            94,000

     In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (346,000 square feet, of which approximately 5,000 square feet were sublet to affiliates of the Company and approximately 174,000 square feet were sublet to unaffiliated third parties as of December 31, 2002). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements. The Company is exploring plans to relocate its executive offices to a new location in New York City.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company.

     On April 17, 2000, the plaintiffs in the six purported class actions filed in October and November 1999 by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman, Ted Parris, Jerry Krim and Dan Gavish individually and allegedly on behalf of others similarly situated to them against Revlon, Inc., certain of its present and former officers and directors and the parent of Revlon, Inc., REV Holdings Inc. (a Delaware corporation and the predecessor of REV Holdings LLC, a Delaware limited liability company ("REV Holdings")), alleging among other things, violations of Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed an amended complaint, which consolidated all of the actions under the caption "In Re Revlon, Inc. Securities Litigation" and limited the alleged class to security purchasers during the period from October 29, 1997 through October 1, 1998. In December 2002, the defendants, including the Company, entered into an agreement in principle to settle the litigation. The final written agreement reflecting this agreement in principle, which was executed in January 2003 and which remains subject to approval by the court, provides that the defendants will obtain complete releases from the participating members of the alleged class. In connection with this tentative settlement and a related settlement of the defendants' insurance claim for this matter and the Gavish matter described below (the "Insurance Settlement"), the Company recorded the settlement in the fourth quarter of 2002.

     A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). In November 2001, plaintiffs amended their complaint. The amended complaint alleges, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings violated, among other things, Rule 10b-5 under the Exchange Act. In December 2001, the defendants moved to dismiss the amended complaint. The Company believes the allegations in the amended complaint are without merit and, if its motion to dismiss is not granted, intends to vigorously defend against them. In light of the Insurance Settlement, the Company does not expect to incur any further expense in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MacAndrews & Forbes, which is indirectly wholly owned by Ronald O. Perelman, through REV Holdings, beneficially owns (i) 11,650,000 shares of the Class A Common Stock of Revlon, Inc. (representing approximately 57% of the outstanding shares of Class A Common Stock of Revlon, Inc.), (ii) all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., which together with the shares referenced in clause (i) above represent approximately 83% of the combined outstanding shares of Revlon, Inc. Common Stock, and (iii) all of the outstanding 4,333 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") of Revlon, Inc. (each of which is entitled to 100 votes and each of which is convertible into 100 shares of Class A Common Stock). Based on the shares referenced in clauses (i), (ii) and (iii) above, Mr. Perelman through Mafco Holdings (through REV Holdings) had at December 31, 2002 approximately 97% of the combined voting power of the outstanding shares of the Company's Common Stock entitled to vote at its 2003 Annual Meeting of Stockholders. The remaining 8,866,135 shares of Revlon, Inc.'s Class A Common Stock outstanding at December 31, 2002 are owned by the public and are listed and traded on the NYSE. As of December 31, 2002, there were 805 holders of record of Revlon, Inc.'s Class A Common Stock. No dividends were declared or paid during 2002 or 2001. The terms of the 2001 Credit Agreement, the Mafco Loans, the 8 5/8% Notes, the 8 1/8% Notes, the 9% Notes and the 12% Notes (each as hereinafter defined) currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc., except in limited circumstances. See the Consolidated Financial Statements of the Company and the Notes thereto.

     The table below shows the Company's high and low quarterly stock prices of the Company's Class A Common Stock on the NYSE for the years ended December 31, 2002 and 2001.

                         2002 QUARTERLY STOCK PRICES(1)
                ---------------------------------------------------------------

                      1ST               2ND              3RD            4TH
                     QUARTER           QUARTER          QUARTER        QUARTER
                   -----------      -----------     ------------   ------------
High .......... $    6.60        $     6.15        $    5.16       $   4.55
Low ...........      3.82              4.35             2.99           2.10

                         2001 QUARTERLY STOCK PRICES(1)
                ---------------------------------------------------------------

                      1ST               2ND              3RD            4TH
                    QUARTER           QUARTER          QUARTER        QUARTER
                   -----------      -----------     ------------   ------------
High .......... $    6.15        $     7.25        $    8.95       $   7.25
Low ...........      4.42              4.34             4.77           5.05

     (1) Represents the closing price per share of the Company's Class A Common Stock on the NYSE, the exchange on which such shares are listed. The Company's stock trading symbol is "REV".

ITEM 6. SELECTED FINANCIAL DATA

     The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2002 and the Balance Sheet Data as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                             YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------
                                                    2002            2001           2000            1999            1998
                                                 -----------     ---------      ---------       -----------    -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA
(a)(b)(c)(l):
Net sales ...................................   $  1,119.4        $ 1,277.6     $ 1,409.4       $ 1,629.8       $  2064.1
Operating (loss) income .....................       (114.9)(d)(k)      16.1(e)       15.9(f)       (212.0)(g)       124.7(h)
Loss from continuing operations .............       (286.5)          (153.7)(i)    (129.7)         (370.9)          (79.0)(j)
Basic and diluted loss from continuing
operations per common share .................   $     (5.49)      $    (2.94)   $    (2.49)     $    (7.12)     $    (1.52)
                                                ===========       ==========    ==========      ==========      ==========
Weighted average number of common
shares outstanding: (m)
Basic and diluted ...........................        52.2              52.2          52.2            52.1            52.1
                                                ===========       ==========    ==========      ==========      ==========

                                                                  DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                    2002         2001           2000            1999            1998
                                                 -----------  ---------      ----------      -----------    -----------
                                                                             (IN MILLIONS)
BALANCE SHEET DATA(b)(c):
Total assets ................................   $   939.5      $  997.6      $ 1,101.8       $ 1,558.9       $ 1,831.0
Long-term debt, including current
portion .....................................     1,750.1       1,643.6        1,563.1         1,772.1         1,660.0
Total stockholders' deficiency ..............    (1,640.8)     (1,282.7)      (1,106.7)       (1,015.0)         (647.7)

(a) In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the first portion of these new Guidelines effective January 1, 2001. The Company adopted the second portion of these new Guidelines (formerly EITF Issue 00-25) addressing certain sales incentives effective January 1, 2002, and accordingly, all prior period financial statements reflect the implementation of the Guidelines.

(b) On July 16, 2001, the Company completed the disposition of the Colorama brand in Brazil. Accordingly, the selected financial data includes the results of operations of the Colorama brand through the date of disposition.

(c) On March 30, 2000 and May 8, 2000, the Company completed the dispositions of its worldwide professional products line and the Plusbelle brand in Argentina, respectively. Accordingly, the selected financial data include the results of operations of the professional products line and the Plusbelle brand through the dates of their respective dispositions.

(d) Includes restructuring costs and other, net and additional consolidation costs associated with the shutdown of the Company's Phoenix and Canada facilities of $13.6 million and $1.6 million, respectively, and executive separation costs of $9.4 million. (See Note 2 to the Consolidated Financial Statements).

(e) Includes restructuring costs and other, net, and additional consolidation costs associated with the shutdown of the Phoenix and Canada facilities of $38.1 million and $43.6 million, respectively. (See Note 2 to the Consolidated Financial Statements).

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

(i) Includes a loss of $3.6 million from early extinguishments of debt.

(j) Includes a loss of $51.7 million from early extinguishments of debt.

(k) Includes expenses of $104.2 million (of which $99.3 million was recorded in the fourth quarter of 2002) related to the acceleration of the implementation of the stabilization and growth phase of the Company's plan.

(l) In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of Statement No. 142 effective January 1, 2002. In connection with the adoption of Statement No. 142, the Company performed a transitional goodwill impairment test as required by such rule and determined that no goodwill impairment existed at January 1, 2002. Amortization of goodwill ceased on January 1, 2002, upon adoption of Statement No. 142. Amortization expense for goodwill was $7.7 million in 2001, $9.0 million in 2000, $12.8 million in 1999 and $12.1 million in 1998.

(m) Represents the weighted average number of common shares outstanding for the period. (See Note 1 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

OVERVIEW

     The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. In addition, the Company has a licensing group.

     As discussed in further detail under "Recent Developments", the Company has accelerated the implementation of the stabilization and growth phase of its three-part plan, which, following detailed evaluations and research, is based on the following key actions and investments: (i) increasing advertising and media spending and effectiveness; (ii) increasing the marketing effectiveness of the Company's wall displays, by among other things, reconfiguring wall displays at its existing retail customers, streamlining its product assortment and reconfiguring product placement on its wall displays and rolling out the new wall displays, which it began in 2002; (iii) selectively adjusting prices on certain SKUs; (iv) further strengthening the Company's new product development process; and (v) implementing a comprehensive program to develop and train the Company's employees. Based upon the responses of its retail customers and the M&F Investments, the Company determined to accelerate the implementation of the stabilization and growth phase of its plan.

     On March 30, 2000, May 8, 2000 and July 16, 2001 Products Corporation completed the dispositions of its worldwide professional products line, Plusbelle brand in Argentina and Colorama brand in Brazil, respectively (the "Product Line and Brands Sold"). Accordingly, the Consolidated Condensed Financial Statements include the results of operations of the professional products line and the Plusbelle and Colorama brands through the dates of their respective dispositions.

     In November 2001, the EITF reached consensus on EITF Issue 01-9, which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the second portion of these new Guidelines (formerly EITF Issue 00-25) addressing certain sales incentives effective January 1, 2002, and accordingly, all prior period financial statements reflect the implementation of the second portion of the Guidelines.

     During the first quarter of 2002, to reflect the integration of management reporting responsibilities, the Company reclassified Puerto Rico's results from its international operations to its U.S. operations. During the third quarter of 2002, the Company reclassified its South African operations from the European region to the Far East region to reflect the management organization responsibility for that country. Accordingly, management's discussion and analysis data reflect these changes for all periods presented.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES:

     In the ordinary course of its business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates and assumptions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Sales Returns:

     The Company allows customers to return their unsold products when they meet certain Companyestablished criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Cost of sales includes the cost of refurbishment of returned products. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations.

Trade Support Costs:

     In order to support the retail trade, the Company has various performance-based arrangements with retailers to reimburse them for all or a portion of their promotional activities related to the Company's products. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions based on estimates of what has been incurred by the retailers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the retailers' programs, as well as retailer participation levels, differ from the Company's estimates and expectations.

Inventories:

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, return levels or competitive conditions differ from the Company's estimates and expectations.

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

     Included in other assets are permanent wall displays, which are recorded at cost and amortized on a straight-line basis over the estimated useful lives of such assets. Intangibles other than goodwill are recorded at cost and amortized on a straight-line basis over the estimated useful lives of such assets.

     Long-lived assets, including fixed assets, permanent wall displays and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the undiscounted cash flows (excluding interest) from the use and eventual disposition of the asset is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense. Additionally, goodwill is reviewed for impairment at least annually. The Company recognizes an impairment loss to the extent that carrying value exceeds the fair value of the asset.

Pension Benefits:

     The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to estimate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for 2003 will be approximately $10 higher than in 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Net sales

     Net sales were $1,119.4 and $1,277.6 for 2002 and 2001, respectively, a decrease of $158.2, or 12.4%, and a decrease of 10.4% after excluding the impact of currency fluctuations.

     United States and Canada. Net sales in the U.S. and Canada were $760.1 for 2002, compared with $870.3 for 2001, a decrease of $110.2, or 12.7%.
Of this decrease, $100.6 was due to increased sales returns and allowances related to the Company's plan to selectively reduce SKUs and reduced distribution of the Ultima II brand, sales allowances for selective price adjustments on certain SKUs related to the stabilization and growth phase of the Company's plan, and higher sales returns and allowances not directly related to the stabilization and growth phase of the Company's plan. In addition, brand support increased by $37.0. These factors were partially offset by an increase in sales volume of $21.6 and an increase in licensing revenues of $5.8, primarily stemming from the prepayment by a licensee of certain minimum royalties.

     International. Net sales in the Company's international operations were $359.3 for 2002, compared with $407.3 for 2001, a decrease of $48.0, or 11.8%, and a decrease of 5.2% after excluding the impact of currency fluctuations. Net sales in 2001 include $16.4 of net sales related to the Colorama brand.

     Sales in the Company's international operations are divided by the Company into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales decreased by $11.3, or 9.5%, to $107.8 for 2002, as compared with 2001. The decrease in the European region is primarily due to the conversion of the Company's Benelux and Israeli businesses to distributors (which factor the Company estimates contributed to an approximate 8.5% reduction in net sales for the region), production disruption at the Company's third party manufacturer in Maesteg, Wales (which factor the Company estimates contributed to an approximate 5.6% reduction in net sales for the region) and increased competitive activity in Italy (which factor the Company estimates contributed to an approximate 2.3% reduction in net sales for the region). Such factors were partially offset by increased sales volume in the U.K. (which factor the Company estimates contributed to an approximate 6.7% increase in net sales for the region) and impact from favorable currency fluctuations (which factor the Company estimates contributed to an approximate 2.7% increase in net sales for the region).

     In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $46.9, or 33.3%, to $94.1 for 2002, as compared with 2001. The decrease in the Latin American region is primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 19.0% reduction in net sales for the region), the sale of the Colorama brand (which factor the Company estimates contributed to an approximate 10.6% reduction in net sales for the region), the effect of political and economic difficulties in Venezuela (which factor the Company estimates contributed to an approximate 6.4% reduction in net sales for the region), and increased competitive activity in Mexico (which factor the Company estimates contributed to an approximate 5.4% reduction in net sales for the region). Such factors were partially offset by sales tax increases and increased sales volume in Brazil (which factor the Company estimates contributed to an approximate 6.3% increase in net sales for the region) and increased sales volume in distributor markets in Latin America (which factor the Company estimates contributed to an approximate 2.6% increase in net sales for the region).

     In the Far East and Africa, net sales increased by $10.2, or 6.9%, to $157.4 for 2002, as compared with 2001. The increase in the Far East region is primarily due to increased sales volume in South Africa, China, Hong Kong and distributor markets in the Far East (which factor the Company estimates contributed to an approximate 9.6% increase in net sales for the region). Such factors were partially offset by the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 2.8% reduction in net sales for the region) and increased competitive activity in Australia and New Zealand (which factor the Company estimates contributed to an approximate 0.9% reduction in net sales for the region).

     Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities. During 2002, the Company experienced significant adverse currency fluctuations in Argentina, Brazil, Venezuela and South Africa. During 2002, the Company continued to experience production difficulties with its principal third party manufacturer for Europe and certain other international markets which operates the Maesteg facility. To rectify this situation, on October 31, 2002 Products Corporation and such manufacturer terminated the long-term supply agreement and entered into a new, more flexible agreement. This new agreement has significantly reduced volume commitments and, among other things, Products Corporation agreed to loan such supplier approximately $2.0. To address the past production difficulties, under the new arrangement, the supplier can earn performance-based payments of approximately $6.3 over a 4-year period contingent upon the supplier achieving specific production service level objectives. During 2002, the Company accrued $1.6 as a result of such supplier meeting the required production service level objectives. Under the new arrangement, Products Corporation also intends to source certain products from its Oxford facility and other suppliers. The Company expects that under the new supply arrangement, the production difficulties at the Maesteg facility will be resolved during the first half of 2003.

Gross profit

     Gross profit was $615.7 for 2002, compared with $733.4 for 2001. As a percentage of net sales, gross profit margins were 55.0% for 2002, compared with 57.4% for 2001. The decrease in gross profit margin in 2002 compared to the comparable 2001 period is due to the implementation of various aspects of the stabilization and growth phase of the Company's plan, referred to above in the discussion of the Company's net sales and higher sales returns and allowances not directly related to such plan, which combined equal $127.1, and higher brand support of $30.8 in 2002. These factors were partially offset by lower additional consolidation costs of $36.7 associated with the 2001 shutdown of the Company's Phoenix and Canada facilities, an increase in licensing revenue of $5.8 in 2002 due to the prepayment of certain minimum royalties, and $1.7 in respect of an insurance claim for certain losses in Latin America.

SG&A expenses

     SG&A expenses were $717.0 for 2002, compared with $679.2 for 2001. The increase in SG&A expenses for 2002, as compared to 2001, is due primarily to higher personnel-related expenses (including executive separation costs) and higher professional fees (including expenses related to the stabilization and growth phase of the Company's plan and costs related to litigation) of $42.0, higher wall display amortization of $8.9 due to the accelerated amortization associated with the roll out of the Company's new wall displays which the Company began in 2002 and accelerated amortization charges of $4.0 and a write-off of $2.2, both of which relate to certain information systems as a result of the Company's decision to, among other things, upgrade its information systems. These factors were partially offset by the elimination of goodwill amortization of $7.7, lower distribution costs of $7.3, the elimination of SG&A expenses of $9.1 related to the Colorama brand and $5.3 of additional consolidation costs in 2001 associated with the shutdown of the Company's Phoenix and Canada facilities, and $0.7 in respect of an insurance claim for certain losses in Latin America.

Restructuring costs

     During the third quarter of 2000, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. During 2001, the Company continued to implement the 2000 restructuring program and recorded a charge of $38.1, principally for additional employee severance and other personnel benefits and relocation and other costs related to the consolidation of the Company's worldwide operations.

     During 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded charges of $13.6, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force and relocation and other costs related to the consolidation of the Company's worldwide operations.

     The Company anticipates annualized savings of approximately $10 to $12 relating to the restructuring charges recorded during 2002.

Other expenses (income)

     Interest expense was $159.0 for 2002, compared with $140.5 for 2001. The increase in interest expense for 2002, as compared to 2001, is primarily due to the repayment of a portion of the Credit Agreement with the 12% Notes (which were issued in late November 2001 and which have a higher interest rate than the Credit Agreement) and higher overall outstanding borrowings.

Sale of assets and brand, net

     In February 2002, Products Corporation completed the disposition of its Benelux business. As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and a deferred purchase price contingent upon future results of up to approximately $4.7, which could be received over approximately a seven-year period. In connection with the disposition, the Company recognized a pre-tax and after-tax net loss of $1.0 in the first quarter of 2002.

     In July 2001, Products Corporation completed the disposition of the Colorama brand in Brazil. In connection with the disposition the Company recognized a pre-tax and after-tax loss of $6.5, $6.3 of which was recorded in the second quarter of 2001. Additionally, the Company recognized a pre-tax and after-tax net loss on the disposition of land in Minami Aoyama near Tokyo, Japan (the "Aoyama Property") and related rights for the construction of a building on such land of $0.8 during the second quarter of 2001.

     In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales
(UK), including all production equipment. As part of this sale, Products Corporation entered into a long-term supply agreement with the purchaser pursuant to which the purchaser manufactured and supplied to Products Corporation cosmetics and personal care products for sale throughout Europe. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $8.6 in 2001. The supply agreement was subsequently terminated and certain aspects of the purchase agreement were revised. (See Note 3 to the Consolidated Financial Statements).

     In December 2001, Products Corporation sold a facility in Puerto Rico for approximately $4. In connection with such disposition, the Company recorded a pre-tax and after-tax net gain on the sale of $3.1 in the fourth quarter of 2001.

Loss on early extinguishment of debt

     The loss on early extinguishment of debt of $3.6 in 2001 resulted primarily from the write-off of financing costs in connection with Products Corporation entering into the 2001 Credit Agreement (as hereinafter defined).

Provision for income taxes

     The provision for income taxes was $4.8 for 2002, compared with $4.1 for 2001. The increase in the provision for income taxes for 2002, as compared to 2001, was attributable to higher taxable income in certain markets outside the U.S., which was partially offset by the recognition of tax benefits of approximately $0.9 relating to the carryback of alternative minimum tax losses resulting from tax legislation enacted in the first quarter of 2002.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Net sales

     Net sales were $1,277.6 and $1,409.4 for 2001 and 2000, respectively, a decrease of $131.8, or 9.4%, and a decrease of 5.9% after excluding the impact of currency fluctuations.

     United States and Canada. Net sales in the U.S. and Canada were $870.3 for 2001, compared with $874.0 for 2000, a decrease of $3.7, or 0.4%. Net sales in 2000 include net sales of $35.8 related to the Product Line and Brands Sold. The decline for 2001, as compared with the comparable 2000 period, was primarily due to net sales of $35.8 related to the Product Line and Brands Sold, higher sales allowances of $13.7 and reduced sales volume of $16.5. This volume decline is net of $14.0 of increased sales in the fourth quarter of 2001 resulting from the decision by the Company's major U.S. retail customers to shift planned plan-o-gram timing for 2002 new products into the fourth quarter of 2001, mostly offset by lower sales returns of $60.2 as a result of the Company's revised trade terms.

     International. Net sales in the Company's international operations were $407.3 for the 2001, compared with $535.4 for 2000, a decrease of $128.1, or 23.9%, and a decrease of 16.8% after excluding the impact of currency fluctuations. Net sales in 2001 and 2000 include net sales of $16.4 and $108.3, respectively, related to the Product Line and Brands Sold.

     Sales in the Company's international operations are divided by the Company into three geographic regions. In Europe, which is comprised of Europe and the Middle East, net sales decreased by $49.3 to $119.1 for 2001, or by 29.3%, as compared with 2000. The decrease in the European region is primarily due to the Product Line and Brands Sold (which factor the Company estimates contributed to an approximate 20.8% reduction in net sales for the region), the conversion of the Company's Israeli business to a distributor (which factor the Company estimates contributed to an approximate 2.8% reduction in net sales for the region) and the unfavorable impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 3.7% reduction in net sales for the region).

     In Latin America, which comprises Mexico, Central America and South America, net sales decreased by $54.5, or 27.9%, to $141.0 for 2001, as compared with 2000. The decrease in the Latin American region is primarily due to the Product Line and Brands Sold (which factor the Company estimates contributed to an approximate 15.1% reduction in net sales for the region) and the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 9.2% reduction in net sales for the region).

     In the Far East and Africa, net sales decreased by $24.3, or 14.1%, to $147.2 for 2001, as compared with 2000. The decrease in the Far East region is primarily due to the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 9.1% reduction in net sales for the region) and the Product Line and Brands Sold (which factor the Company estimates contributed to an approximate 3.1% reduction in net sales for the region).

     Net sales in the Company's international operations may be adversely affected by weak economic conditions, political uncertainties, adverse currency fluctuations, and competitive activities.

Gross profit

     Gross profit was $733.4 for 2001, compared with $835.1 for 2000. As a percentage of net sales, gross profit margins were 57.4% for 2001, compared with 59.3% for 2000. The decline in gross profit and gross profit margin in 2001 compared to 2000 is primarily due to the incremental gross profit of $71.3 in 2000 which was related to the Product Line and Brands Sold and higher additional consolidation costs of $33.3 in 2001 associated with the 2001 shutdown of the Company's Phoenix and Canada facilities ($6.1 of which represents increased depreciation recorded for the Phoenix facility - See Note 2 to the Consolidated Financial Statements). These factors were partially offset by the improvement in sales returns and allowances in 2001 and the dispositions of lower margin businesses in 2001.

SG&A expenses

     SG&A expenses were $679.2 for 2001, compared with $765.1 for 2000. The decrease in SG&A expenses for 2001, as compared to the comparable 2000 period, is due primarily to incremental SG&A expenses of $63.1 in 2000 related to the Product Line and Brands Sold and the Company's restructuring efforts to reduce personnel and related costs in 2001. These factors were partially offset by an increase in brand support expenses of $12.4 in 2001 and $5.4 of additional consolidation costs associated with the shutdown of the Company's Phoenix and Canada facilities in 2001.

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

     During 2001, the Company recorded a charge of $38.1 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and relocation and other costs related to the consolidation of the Company's worldwide operations. Included in the $38.1 charge for 2001 was an adjustment in the fourth quarter of 2001 to previous estimates of approximately $6.6.

Other expenses (income)

     Interest expense was $140.5 for 2001, compared with $144.5 for 2000. The decrease in interest expense for 2001, as compared to 2000, is primarily due to the repayment of borrowings under the 1997 Credit Agreement with the net proceeds from the disposition of the worldwide professional products line, the Plusbelle brand in Argentina and the Colorama brand in Brazil and by lower interest rates under the Credit Agreement, partially offset by interest on the 12% Notes (which were issued in November 2001).

Sale of product line, brands and facilities, net

     Described below are the principal sales of certain brands and facilities entered into by Products Corporations during 2001:

     In December 2001, Products Corporation sold a facility in Puerto Rico for approximately $4. In connection with such disposition, the Company recorded a pre-tax and after-tax net gain on the sale of $3.1 in the fourth quarter of 2001.

     In July 2001, Products Corporation completed the disposition of the Colorama brand of cosmetics and hair care products, as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil, for approximately $57. Products Corporation used $22 of the net proceeds, after transaction costs and retained liabilities, to permanently reduce commitments under the 1997 Credit Agreement (as hereinafter defined). In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $6.7.

     In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales
(UK), including all production equipment. As discussed above, in October 2002, after experiencing production difficulties with this supplier, Products Corporation and such supplier terminated their long-term supply agreement, revised certain aspects of the purchase agreement and entered into a new, more flexible supply agreement with significantly reduced volume commitments. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $8.6 in 2001. (See Note 3 to the Consolidated Financial Statements).

     In May 2001, Products Corporation sold its Phoenix, Arizona facility for approximately $7 and leased it back through the end of 2001. After recognition of increased depreciation in the first quarter of 2001, the Company recorded a pre-tax and after-tax net loss on the sale of $3.7 in the second quarter of 2001, which is included in SG&A expenses.

     In April 2001, Products Corporation sold the Aoyama Property in Japan for approximately $28. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $0.8 during the second quarter of 2001.

Loss on early extinguishment of debt

     The loss on early extinguishment of $3.6 in 2001 resulted primarily from the write-off of financing costs in connection with Products Corporation entering into the 2001 Credit Agreement.

Provision for income taxes

     The provision for income taxes was $4.1 for 2001, compared with $8.6 for 2000. The decrease in the provision for income taxes for 2001, as compared 2000, was attributable to adjustments to certain deferred tax assets and higher taxes associated with the worldwide professional products line in the first quarter of 2000 and lower taxable income in 2001 in certain markets outside the U.S.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities was $112.3, $86.5 and $84.0 for 2002, 2001 and 2000, respectively. The increase in net cash used for operating activities for 2002 compared to 2001 resulted primarily from a higher net loss, partially offset by lower inventories and an increase in accrued expenses and other, mainly associated with the Company's implementation of various aspects of the stabilization and growth phase of its plan. In addition, purchases of permanent wall displays increased in 2002 due to the roll out of the Company's newly-reconfigured wall displays. The slight increase in net cash used for operating activities for 2001 compared to 2000 resulted primarily from a higher net loss and changes in working capital, partially offset by lower purchases of wall displays.

     Net cash (used for) provided by investing activities was $(14.2), $87.2 and $322.1 for 2002, 2001 and 2000, respectively. Net cash used for investing activities for 2002 consisted primarily of capital expenditures. Net cash provided by investing activities for 2001 consisted of net proceeds from the sale of the Company's Colorama brand in Brazil, the Company's subsidiary in Maesteg, Wales (UK), the Aoyama Property in Japan, the Phoenix facility and a facility in Puerto Rico, partially offset by capital expenditures. Net cash provided by investing activities for 2000 consisted of proceeds from the sale of the Company's worldwide professional products line and the Plusbelle brand in Argentina, partially offset by cash used for capital expenditures.

     Net cash provided by (used for) financing activities was $110.3, $46.3 and $(203.7) for 2002, 2001 and 2000, respectively. Net cash provided by financing activities for 2002 included cash drawn under the Credit Agreement, partially offset by the repayment of borrowings under the Credit Agreement and payment of debt issuance costs. Net cash provided by financing activities for 2001 included cash drawn under the 2001 and 1997 Credit Agreements and proceeds from the issuance of the 12% Notes, partially offset by the repayment of borrowings under the 1997 Credit Agreement with the net proceeds from the disposition of the Colorama brand in Brazil, and subsequently with proceeds from the issuance of the 12% Notes and proceeds from the 2001 Credit Agreement and payment of debt issuance costs in connection with the issuance of the 12% Notes and the 2001 Credit Agreement. Net cash used for financing activities for 2000 included repayments of borrowings under the Credit Agreement with the net proceeds from the disposition of the worldwide professional products line and the Plusbelle brand in Argentina and the repayment of Products Corporation's Japanese yen-denominated credit agreement, partially offset by cash drawn under the 1997 Credit Agreement.

     On November 26, 2001, Products Corporation issued and sold $363 in aggregate principal amount of 12% Senior Secured Notes due 2005 (the "Original 12% Notes") in a private placement, receiving gross proceeds of $350.5. Products Corporation used the proceeds from the Original 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with entering into the 2001 Credit Agreement and the issuance of the Original 12% Notes, and the balance was available for general corporate purposes. On June 21, 2002, the Original 12% Notes were exchanged for new 12% Senior Secured Exchange Notes due 2005 which have substantially identical terms as the Original 12% Notes (the "12% Notes"), except that the 12% Notes are registered with the Commission under the Securities Act of 1933 (as amended, the "Securities Act") and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Notes.

     On November 30, 2001, Products Corporation entered into a credit agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"), and which matures on May 30, 2005. As of December 31, 2002, the 2001 Credit Agreement provided up to $248.7, which is comprised of a $116.6 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility"). At December 31, 2002, the Term

Loan Facility was fully drawn and $0.3 was available under the Multi-Currency Facility, including the letters of credit.

     In connection with the transactions with MacAndrews & Forbes described in "Recent Developments," and as a result of the Company's operating results for the fourth quarter of 2002 and the effect of acceleration of the Company's implementation of the stabilization and growth phase of its plan, Products Corporation entered into an amendment in February 2003 of its Credit Agreement and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210 required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and secured waivers of compliance with these covenants for the fourth quarter of 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect the ability of Products Corporation to comply with these covenants during 2003, the Company also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the fourth quarter of 2003 expiring on January 31, 2004.

     The amendment to the Credit Agreement also included the substitution of a minimum liquidity covenant requiring the Company to maintain a minimum of $20 in liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures and permanent display purchases from $100 to $115 for 2003. The amendment also increased the applicable margin on loans under the Credit Agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 from February 5, 2003 through the end of 2003. As of March 7, 2003, the Company had approximately $213 of available liquidity from all available sources.

     As discussed under "Recent Developments", pursuant to the Investment Agreement MacAndrews & Forbes agreed, among other things, (i) to purchase such shares of Revlon, Inc.'s Class A Common Stock represented by its pro rata share of the rights distributed in the Rights Offering (approximately 83%, or $41.5) and to back-stop the Rights Offering by purchasing the remaining shares of Class A Common Stock offered to, but not purchased by, other stockholders (approximately 17%, or an additional $8.5), (ii) to provide Products Corporation with the MacAndrews & Forbes $100 million term loan (the terms and conditions of which the parties agreed to on February 5, 2003), (iii) if, prior to the consummation of the Rights Offering, Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan causes the Company to require some or all of the $50 of funds that the Company would raise from the Rights Offering, MacAndrews & Forbes would advance the Company these funds prior to closing the Rights Offering by making the $50 million Series C preferred stock investment, which would be redeemed with the proceeds the Company receives from the Rights Offering, and (iv) to provide Products Corporation with the MacAndrews & Forbes $40-65 million line of credit (the terms and conditions of which the parties agreed to on February 5, 2003), provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes had made the $50 million Series C preferred stock investment (or if the Company has consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock).

     The Company's principal sources of funds are expected to be operating revenues, cash on hand, the proceeds from the Rights Offering (which may be advanced to the Company as a result of the $50 million Series C preferred stock investment prior to the consummation of the Rights Offering if Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan) and funds available for borrowing under the Credit Agreement and the Mafco Loans. The Company expects that the Rights Offering will be consummated in the second quarter of 2003, subject to the effectiveness of the registration statement, which the Company filed with the Commission on February 5, 2003. Based on this expectation, the Company anticipates that Products Corporation will draw on the MacAndrews & Forbes $100 million term loan before the Rights Offering is consummated in order to continue the implementation of the stabilization and growth phase of the Company's plan and for general corporate purposes.

However, the Company currently does not anticipate that, based upon a second quarter 2003 closing of the Rights Offering, it will require that MacAndrews & Forbes make the $50 million Series C preferred stock investment. The Credit Agreement, the Mafco Loans, Products Corporation's 12% Notes, Products Corporation's 8 5/8% Notes due 2008 (the "8 5/8% Notes"),

     Products Corporation's 8 1/8% Notes due 2006 (the "8 1/8% Notes") and Products Corporation's 9% Notes due 2006 (the "9% Notes") contain certain provisions that by their terms limit Products Corporation's and/or its subsidiaries' ability to, among other things, incur additional debt.

     The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the stabilization and growth phase of the Company's plan, purchases of permanent wall displays, capital expenditure requirements, including costs in connection with the ERP System (as hereinafter defined), payments in connection with the Company's restructuring programs referred to below and debt service payments.

     The Company currently estimates that charges related to the implementation of the stabilization and growth phase of the Company's plan will not exceed $60 during 2003 and 2004. In addition, the Company currently estimates that the cash payments related to this phase of the plan for charges recorded in 2002 will be approximately $75 during 2003 and 2004.

     The Company developed a new design for its wall displays (which the Company refined as part of the stabilization and growth phase of its plan) and began installing them at certain customers' retail stores during 2002. The Company is also reconfiguring existing wall displays at its retail customers on an accelerated basis. Accordingly, the Company has accelerated the amortization of its existing wall displays. The installation of these newly-reconfigured wall displays resulted in accelerated amortization in 2002 of approximately $11. The Company estimates that purchases of wall displays for 2003 will be approximately $75 to $85.

     The Company estimates that capital expenditures for 2003 will be approximately $25 to $30. The Company estimates that cash payments related to the restructuring programs referred to in Note 2 to the Consolidated Financial Statements and executive separation costs will be $10 to $15 in 2003.

     The Company has evaluated its management information systems and determined, among other things, to upgrade to an Enterprise Resource Planning ("ERP") System. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. Based upon the estimated time required to implement an ERP System and related IT actions, the Company expects that it will record additional amortization charges for its current information system in 2002 through 2005. The additional amortization recorded in 2002 was $4. The Company expects that the additional amortization for 2003 will be approximately $5.

     The Company expects that operating revenues, cash on hand, proceeds from the Rights Offering (which may be advanced to the Company as a result of the $50 million Series C preferred stock investment prior to the consummation of the Rights Offering if Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan) and funds available for borrowing under the Credit Agreement and the Mafco Loans will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2003. The Mafco Loans and the proceeds from the Rights Offering are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. or reducing other discretionary spending. The Company has substantial debt maturing in 2005 which will require refinancing, consisting of $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Notes, as well as amounts, if any, borrowed under the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit.

     The Company expects that Products Corporation will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2004 because the Company does not expect that its operating results, including after giving effect to various actions under the stabilization and growth phase of the Company's plan, will allow Products Corporation to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2003. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement is $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004), March 31, 2004, June 30, 2004 and September 30, 2004 and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter and the leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was waived through January 31, 2004 for the four fiscal quarters ending December 31, 2003). In addition, after giving effect to the amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While the Company expects that Products Corporation's bank lenders will consent to such amendment or waiver request, there can be no assurance that they will or that they will do so on terms that are favorable to the Company. If the Company is unable to secure such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from sale of assets or operations, or additional capital contributions or loans from MacAndrews & Forbes or the Company's other affiliates or third parties, or the sale of additional equity securities of Revlon, Inc. In the event that Products Corporation were unable to secure such a waiver or amendment and Products Corporation were not able to refinance or repay the Credit Agreement, Products Corporation's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2003 would constitute an event of default under Products Corporation's Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing Products Corporation's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture.

     There can be no assurance that the Company would be able to take any of the actions referred to in the preceding two paragraphs because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, Products Corporation's inability to reach agreement with its bank lenders on refinancing terms that are acceptable to the Company before the waiver of its financial covenants expires on January 31, 2004, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital.

     Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the Mafco Loans, the 12% Notes, the 8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan").

     Pursuant to a tax sharing agreement, Revlon, Inc. may be required to make tax sharing payments to Mafco Holdings as if Revlon, Inc. were filing separate income tax returns, except that no payments are required by Revlon, Inc. if and to the extent that Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making any tax sharing payments other than in respect of state and local income taxes. Revlon, Inc. currently anticipates that, as a result of net operating tax losses and prohibitions under the Credit Agreement, no cash federal tax payments or cash payments in lieu of federal taxes pursuant to the tax sharing agreement will be required for 2003.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $10.8 outstanding at December 31, 2002. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2002 was nil.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2002:

                                                          PAYMENTS DUE BY PERIOD
                                                          (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                 LESS THAN 1
                                            TOTAL          YEAR           1-3 YEARS          4-5 YEARS    AFTER 5 YEARS
--------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                              $1,750.1       Nil            $1,100.2            $649.9          Nil

CAPITAL LEASE OBLIGATIONS                      4.1        $1.8              2.3                 Nil           Nil

OPERATING LEASES                              56.7        21.3              17.5                7.1          $10.8

UNCONDITIONAL PURCHASE
OBLIGATIONS                                 103.8(a)      48.9              54.9                Nil           Nil

OTHER LONG-TERM OBLIGATIONS                 49.0(b)       25.6              23.4                Nil           Nil

TOTAL CONTRACTUAL CASH
OBLIGATIONS                                $1,963.7      $97.6          $1,198.3              $657.0         $10.8


(a) Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(b) Consists primarily of obligations related to insurance, employment contracts and other personnel service contracts. Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under "Restructuring Costs".

OFF-BALANCE SHEET TRANSACTIONS

     The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonable likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


SENIOR FINANCIAL OFFICER CODE OF ETHICS

     The Company has a written Code of Business Conduct (the "Code") that includes a code of ethics (the "Senior Financial Officer Code of Ethics") that applies to the Company's Chief Executive Officer and senior financial officers (including the Company's Chief Financial Officer, Controller and persons performing similar functions) (collectively, the "Senior Financial Officers"). The Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, upon written request to Robert K. Kretzman, Senior Vice President, General Counsel and Corporate Secretary, Revlon, Inc., 625 Madison Avenue, New York NY, 10022. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the Commission.

EFFECT OF NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. This statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement No. 143 effective January 1, 2003 and has determined that it will not have a significant effect on the Company's financial statements or disclosures.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for the fair value of costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus became effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of Statement No. 146. The adoption of Statement No. 146 is not currently expected to have a material effect on the financial position, results of operations or cash flows of the Company upon adoption.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company is required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees that have certain specified characteristics. The Company was required to adopt, and has adopted the disclosure provisions of Interpretation No. 45 in its financial statements as of and for the year ended December 31, 2002. Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company has evaluated the effect of the recognition and measurement provisions of this Interpretation. The adoption of this Interpretation is not anticipated to have a material effect on the Company's financial statements or disclosures.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Should the Company elect to transition to fair value recognition of stock-based employee compensation, not all of the alternatives outlined in SFAS No. 148 will be available after December 31, 2002. The Company has included the disclosure requirements of SFAS No. 148 in its consolidated financial statements and is currently evaluating the impact of the fair value transition alternatives.

INFLATION

     In general, the Company's costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Brazil, Venezuela and Mexico that have in the past experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

SUBSEQUENT EVENT

     See "Recent Developments."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company has exposure to changing interest rates, primarily in the U.S. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. There were no such derivative financial instruments outstanding at December 31, 2002. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

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

     The Company does not hold or issue financial instruments for trading purposes. The following table presents the information required by Item 7A of Form 10-K as of December 31, 2002:

                                              EXPECTED MATURITY DATE FOR THE YEAR ENDED DECEMBER 31,                  FAIR VALUE
                                       -----------------------------------------------------------------               DEC. 31,
                                        2003        2004       2005        2006        2007  THEREAFTER      TOTAL       2002
                                        ----        ----       ----        ----        ----  ----------      -----       ----
                                                              (DOLLARS IN MILLIONS)
DEBT
------
Short term variable rate (various
currencies) ......................... $ 25.0                                                               $    25.0       $ 25.0
Average interest rate(a) ............    6.0%
Long-term fixed rate ($US) ..........                       $ 353.3      $ 499.7               $649.9        1,502.9        989.0
Average interest rate ...............                          12.0%         8.6%                 8.6%
Long-term variable rate ($US) .......                         215.9*                                           215.9        215.9
Average interest rate(a) ............                           7.6%
Long-term variable rate (various
currencies) .........................                           7.2*                                             7.2          7.2
Average interest rate(a) ............                           9.4%
                                     --------    --------  ---------   ----------    -------   ---------    ----------   ---------
Total debt .......................... $ 25.0     $     -    $ 576.4      $ 499.7     $    -    $649.9      $ 1,751.0    $ 1,237.1
                                     ========    ========  =========   ==========    =======   =========    ==========   =========



                                     AVERAGE                                               ORIGINAL      CONTRACT
                                   CONTRACTUAL                                             US DOLLAR       VALUE        FAIR VALUE
FORWARD CONTRACTS                  RATE $/FC                                               NOTIONAL       DEC. 31,        DEC. 31,
-----------------                 -----------                                              AMOUNT          2002            2002
                                                                                         ----------      ---------      ----------
Buy Euro/Sell USD ...............   0.8706                                               $   1.1          $  1.3         $   0.2
Sell British Pounds/Buy USD .....   1.5340                                                   1.1             1.0            (0.1)
Buy British Pounds/Sell USD .....   1.5942                                                   3.6             3.6              -
Sell Australian Dollars/Buy USD .   0.5154                                                   0.9             0.8            (0.1)
Sell Canadian Dollars/Buy USD ...   0.6249                                                   2.4             2.4              -
Buy Australian Dollars/Sell New
Zealand Dollars .................   1.2250                                                   0.3             0.3              -
Buy British Pounds/Sell Euros ...   0.6159                                                   0.7             0.7              -
Sell British Pounds/Buy Euros ...   0.6213                                                   0.7             0.7              -
                                                                                         -------          ------         -------
Total forward contracts .........                                                        $  10.8          $ 10.8         $    -
                                                                                         =======          ======         =======

____________________

(a) Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2002. * Represents Products Corporation's Credit Agreement which matures in May 2005.

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


NAME                             POSITION
----                             --------
Ronald O. Perelman               Chairman of the Board, Chairman of the Executive Committee
                                 of the Board and Director
Jack L. Stahl                    President, Chief Executive Officer and Director
Douglas H. Greeff                Executive Vice President and Chief Financial Officer
Paul E. Shapiro                  Executive Vice President and Chief Administrative Officer
Donald G. Drapkin                Director
Professor Meyer Feldberg         Director
Howard Gittis                    Director
Vernon E. Jordan, Jr.            Director
Edward J. Landau                 Director
Linda Gosden Robinson            Director
Terry Semel                      Director
Martha Stewart                   Director


     The name, age (as of December 31, 2002), principal occupation for the last five years, and selected biographical information for each of the Directors and executive officers of the Company are set forth below.

     MR. PERELMAN (59) has been Chairman of the Board of Directors of the Company and of the Company's wholly-owned subsidiary, Products Corporation, since June 1998, Chairman of the Executive Committee of the Board of the Company and of Products Corporation since November 1995, and a Director of the Company and of Products Corporation since their respective formations in 1992. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Directors of M&F Worldwide Corp. ("M&F Worldwide") and Chairman of the Board of Directors of Panavision Inc. ("Panavision"). Mr. Perelman is also a Director of the following companies which file reports pursuant to the Exchange Act: M&F Worldwide and Panavision.

     MR. STAHL (49) has been President and Chief Executive Officer of the Company and Products Corporation since February 2002. Mr. Stahl served as President and Chief Operating Officer of The Coca-Cola Company ("Coca-Cola") from February 2000 to March 2001. Prior to that, Mr. Stahl held various senior executive positions at Coca-Cola where he began his career in 1979. Mr. Stahl is also a Director of the United Negro College Fund and a trustee of Claremont University.

     MR. GREEFF (46) has been Executive Vice President and Chief Financial Officer of the Company and of Products Corporation since May 2000. From September 1998 to May 2000, he was Managing Director, Fixed Income Global Loans, and Co-head of Leverage Finance at Salomon Smith Barney Inc. From January 1994 until August 1998, Mr. Greeff was Managing Director, Global Loans and Head of Leverage and Acquisition Finance at Citibank N.A.

     MR. SHAPIRO (61) has been Executive Vice President and Chief Administrative Officer of the Company since August 2001 and of Products Corporation since September 2001. From June 1998 until July 2001, he was Executive Vice President and Chief Administrative Officer of Sunbeam Corporation ("Sunbeam") and The Coleman Company, Inc. ("Coleman"). Mr. Shapiro served as a Director of Coleman from June 1998 until July 2001. Mr. Shapiro previously held the position of Executive Vice President of Coleman from July 1997 until its acquisition by Sunbeam in March 1998. From January 1994, before joining Coleman, he was Executive Vice President and Chief Administrative Officer of Marvel Entertainment Group, Inc. Mr. Shapiro is a member of the Board of Directors of Toll Brothers, Inc., which files reports pursuant to the Exchange Act.

     MR. DRAPKIN (54) has been a Director of the Company and of Products Corporation since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to 1987. Mr. Drapkin is also a Director of the following companies which file reports pursuant to the Exchange Act:
Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Panavision, Playboy Enterprises, Inc., SIGA Technologies, Inc. and Warnaco Group, Inc.

     PROFESSOR FELDBERG (60) has been a Director of the Company since February 1997. Professor Feldberg has been the Dean of Columbia Business School, New York City, for more than the past five years. Professor Feldberg is also a Director of the following companies which file reports pursuant to the Exchange Act:
Federated Department Stores, Inc., PRIMEDIA Inc. ("PRIMEDIA"), Sappi Limited and Select Medical Corporation. In addition, UBS Global Asset Management (US) Inc. (formerly known as Brinson Advisors, Inc.) is a wholly-owned subsidiary of UBS AG and Professor Feldberg is also a director or trustee of 34 investment companies (consisting of 55 portfolios) for which UBS Global Asset Management, Inc., UBS Paine Webber Inc. or one of its affiliates serves as investment advisor, sub-advisor or manager (the "UBS Investment Companies"). In addition to being a member of the Company's Audit Committee, Professor Feldberg also serves as Chairman of the Audit Committee of PRIMEDIA and is a member of the Audit Committee of each of the UBS Investment Companies.

     MR. GITTIS (68) has been a Director of the Company and of Products Corporation since their respective formations in 1992 and Vice Chairman of Products Corporation since June 2002. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is also a Director of the following companies which file reports pursuant to the Exchange Act: Jones Apparel Group, Inc., Loral Space & Communications Ltd. and M&F Worldwide.

     MR. JORDAN (67) has been a Director of the Company since June 1996. Mr. Jordan has been a Senior Managing Director of Lazard Freres & Co., LLC since January 2000. Since January 2000, Mr. Jordan has been Of Counsel at the Washington, D.C. law firm of Akin Gump Strauss Hauer & Feld LLP and was a Senior Partner of such firm for more than five years prior thereto. Mr. Jordan is also a Director of the following companies which file reports pursuant to the Exchange Act: America OnLine Latin America, Inc., American Express Company, Asbury Automotive Group, Inc., Callaway Golf Company, Clear Channel Communications, Inc., Dow Jones & Company, J.C. Penney Company, Sara Lee Corporation and Xerox Corporation. He is also a trustee of Howard University.

     MR. LANDAU (72) has been a Director of the Company since June 1996. Prior to his retirement in January 2003, Mr. Landau was Of Counsel at the law firm of Wolf, Block, Schorr and Solis-Cohen LLP since February 1998, and was a Senior Partner of Lowenthal, Landau, Fischer & Bring, P.C., a predecessor to such firm, for more than five years prior to that date. He has been a Director of Products Corporation since June 1992.

     MS. ROBINSON (49) has been a Director of the Company since June 1996. Ms. Robinson has been Chairman of Robinson Lerer & Montgomery, LLC, a New York City strategic communications consulting firm, since May 1996. Ms. Robinson was Chief Executive Officer of Robinson Lerer & Montgomery from May 1996 until January 2002. In March 2000, Robinson Lerer & Montgomery was acquired by Young & Rubicam Inc. ("Y&R") and Ms. Robinson has served as Vice Chairman of Y&R since March 2000. In October 2000, Y&R was acquired by the WPP Group plc. For more than five years prior to May 1996, she was Chairman of the Board and Chief Executive Officer of Robinson Lerer Sawyer Miller Group or it s predecessors. Ms. Robinson is also a member of the NYU Hospitals Center Board of Trustees.

     MR. SEMEL (59) has been a Director of the Company since June 1996. Mr. Semel has been Chairman and Chief Executive Officer of Yahoo! Inc. ("Yahoo!") since May 2001. Mr. Semel has been Chairman of Windsor Media, Inc., Los Angeles, a diversified media company, since October 1999. He was Chairman of the Board and Co-Chief Executive Officer of the Warner Bros. Division of Time Warner Entertainment LP ("Warner Brothers"), Los Angeles, from March 1994 until October 1999 and of Warner Music Group, Los Angeles, from November 1995 until October 1999. For more than ten years prior to that he was President of Warner Brothers or its predecessor, Warner Bros. Inc. Mr. Semel is also a Director of the following companies which file reports pursuant to the Exchange Act: Yahoo! and Polo Ralph Lauren Corporation.

     MS. STEWART (61) has been a Director of the Company since June 1996. Ms. Stewart is the Chairman of the Board and Chief Executive Officer of Martha Stewart Living Omnimedia, Inc., New York City (formerly Martha Stewart Living Omnimedia, LLC, New York City). She is an author, founder of the magazine "Martha Stewart Living," creator of a syndicated daily television series, a syndicated newspaper column and a catalog company, and has been a lifestyle consultant and lecturer for more than twenty years. Ms. Stewart is also a Director of Martha Stewart Living Omnimedia, Inc., which files reports pursuant to the Exchange Act.

COMPENSATION OF DIRECTORS

     Directors who currently are not receiving compensation as officers or employees of the Company or any of its affiliates ("Non-Employee Directors") are paid an annual retainer fee of $35,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof that they attend. In addition, on December 17, 2002, the Compensation and Stock Plan Committee of the Board of Directors (the "Compensation Committee"), consisting of Messrs. Gittis, Drapkin, Landau and Semel, granted awards under the Amended Stock Plan ("Awards") of options to purchase 7,500 shares of the Company's Class A Common Stock to each of the Company's Non-Employee Directors, which options consist of non-qualified options having a term of 10 years, vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date, and have an exercise price equal to $3.45, the per share closing price on the NYSE of the Company's Class A Common Stock on the grant date.

     Effective January 1, 2003, in recognition of their increased responsibilities, members of the Audit Committee, consisting of Messrs. Feldberg and Landau (Chairman) and Ms. Robinson, are paid an annual Audit Committee retainer fee of $10,000, in addition to any annual retainer fee for Board membership, and a per meeting fee of $1,500 for each meeting of the Audit Committee that they attend.

     On December 17, 2002, the Company's Board of Directors appointed a special committee of independent directors (the "Special Committee") to evaluate MacAndrews & Forbes' proposal for the M&F Investments. The Board designated Messrs. Feldberg and Landau and Ms. Robinson as the members of the Special Committee, which was authorized to evaluate the proposed M&F Investments between the Company and MacAndrews & Forbes. The Special Committee retained independent legal counsel and an investment advisor to assist in its evaluation. The Special Committee held 10 meetings between December 17, 2002 and January 31, 2003. On January 31, 2003, the Compensation Committee approved a one-time retainer fee of $25,000 per member of the Special Committee, as well as a per meeting fee of $2,000 for each meeting of the Special Committee that they attended.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 2002 and the four most highly paid executive officers (see footnote (a) below), other than the Chief Executive Officer, who served as executive officers of the Company during 2002 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

                                              SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                   ANNUAL COMPENSATION (a)                        AWARDS
                                             ------------------------------------  ----------------------------------------
                                                                                   RESTRICTED                 ALL OTHER
                                                                    OTHER ANNUAL     STOCK     SECURITIES       ANNUAL
                                               SALARY       BONUS   COMPENSATION     AWARDS    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR       ($)          ($)         ($)         ($) (b)     OPTIONS          ($)
---------------------------------  --------  ----------  ---------- -------------  ----------- ---------    --------------
Jack L. Stahl ...................    2002     1,125,000   1,300,000      82,999     3,060,000   400,000       3,966,746
President and Chief
Executive Officer(c)

Douglas H. Greeff ...............    2002       811,365     600,960      16,670       183,600    75,000           8,974
Executive Vice President             2001       731,375     511,200      16,513       153,000    50,000           8,786
and Chief Financial Officer (d)      2000       422,500     450,000       7,868            --   100,000              --

Paul E. Shapiro .................    2002       500,000     225,000      72,092            --   200,000              --
Executive Vice President and         2001       207,692     500,000       5,671       153,000   100,000              --
Chief Administrative Officer (e)

Jeffrey M. Nugent ...............    2002       170,000          --      31,986            --        --       1,632,593
Former President and                 2001     1,150,000         (f)     333,078       306,000    75,000         194,953
Chief Executive Officer (f)          2000     1,000,000     500,000     430,948            --   100,000         489,454

____________________

(a) The amounts shown in Annual Compensation for 2002, 2001 and 2000 reflect salary, bonus and other annual compensation (including perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. For the periods reported, the Company had an Executive Bonus Plan in which executives participated (including Messrs. Stahl, Greeff and Shapiro) (see "Employment Agreements and Termination of Employment Arrangements"). The Executive Bonus Plan provided for payment of cash compensation upon the achievement of predetermined business and personal performance objectives during the calendar year which are established by the Compensation Committee. The Company did not have any "executive officers" during 2002 other than Messrs. Stahl, Greeff, Shapiro and Nugent. Accordingly, for 2002 the Company is reporting the compensation of Messrs. Stahl, Greeff, Shapiro and Nugent. On February 19, 2002, the Company announced its appointment of Jack
     L. Stahl as its President and Chief Executive Officer. Mr. Shapiro's compensation is reported for 2002 and 2001 only because he did not serve as an executive officer of the Company prior to 2001. Effective February 14, 2002, Jeffrey M. Nugent, the Company's former President and Chief Executive Officer, ceased employment with the Company.

(b) See footnotes (c), (d), (e) and (f) below for information concerning the number, value and vesting schedules on restricted stock awards to the Named Executive Officers under the Amended Stock Plan. The options granted to the Named Executive Officers during 2002 pursuant to the Amended Stock Plan are discussed below under "Option Grants in the Last Fiscal Year."

(c) Mr. Stahl became President and Chief Executive Officer of the Company during February 2002. Mr. Stahl received a guaranteed bonus of $1,300,000 in respect of 2002 pursuant to the terms of his employment agreement. The amount shown for Mr. Stahl under Other Annual Compensation for 2002 includes $82,999 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance,
     (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2002. The amount shown under All Other Compensation for 2002 reflects (i) $7,350 in Company-paid relocation expenses, (ii) $13,081 in respect of life insurance premiums, (iii) $79,315 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (See "Employment Agreements and Termination of Employment Arrangements"), (iv) $6,000 in respect of matching contributions under the Revlon Employees' Savings, Investment and Profit Sharing Plan, (v) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees, and (vi) $3,846,000 for imputed income in connection with receipt of an Award of restricted stock reflected in the Summary Compensation Table as to which he made an election pursuant to Section 83(b) of the Internal Revenue Code. On February 17, 2002 (the "Stahl Grant Date"), Mr. Stahl was awarded a grant of 470,000 shares of restricted stock under the Amended Stock Plan and 530,000 shares of restricted stock under the Revlon, Inc. 2002 Supplemental Stock Plan (the "Supplemental Stock Plan"). The value of the restricted stock Awards to Mr. Stahl reflected in the table are based on $3.06, the per share closing price of the Company's Class A Common Stock on the NYSE on December 31, 2002. Provided Mr. Stahl remains continuously employed by the Company, his 2002 restricted stock Award will vest as to onethird of the restricted shares on the day after which such 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Stahl's restricted stock Award will vest until the second anniversary of the Stahl Grant Date, unless such 20-day average closing price has equaled or exceeded $25.00 per share, (ii) all of the shares of restricted stock awarded to Mr. Stahl will vest immediately in the event of a "change in control" as defined in Mr. Stahl's restricted stock agreement and (iii) on June 18, 2004, restrictions shall lapse as to 250,000 shares of such restricted stock, on the fourth anniversary of the Stahl Grant Date restrictions shall lapse as to an additional 250,000 shares of such restricted stock and on the fifth anniversary of the Stahl Grant Date, restrictions shall lapse as to 500,000 shares of such restricted stock as to which restrictions had not previously lapsed. In the event that, prior to the fifth anniversary of the Stahl Grant Date, and subject to clause (ii) of the prior sentence, Mr. Stahl's employment with the Company terminates (a) as a result of Mr. Stahl's disability, (b) is terminated by Mr. Stahl with "good reason" or (c) is terminated by the Company other than for "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), restrictions shall lapse with respect to an additional number of shares of restricted stock, if any, such that the aggregate number of shares of restricted stock as to which restrictions shall have lapsed will equal the greater of (i) 250,000 and (ii) the product of (X) 1,000,000 and (Y) a fraction, the numerator of which is the number of full calendar months during which Mr. Stahl was employed after the Stahl Grant Date (disregarding service prior to March 1, 2002) and the denominator of which is 60. In addition, if Mr. Stahl's employment is terminated by Mr. Stahl for "good reason" or is terminated by the Company other than for "cause" or "disability" (as each such term is defined or described in Mr. Stahl's employment agreement) during the 120- day period immediately preceding the date of a "change in control" (as defined in Mr. Stahl's restricted stock agreement), then the shares of restricted stock previously forfeited upon such termination of employment will be reinstated and the restrictions relating thereto will lapse and such shares will be deemed fully vested as of the date of the change in control. In the event that cash or any in-kind distributions are made in respect of the Company's Common Stock prior to the lapse of the restrictions relating to any of Mr. Stahl's restricted stock as to which the restrictions have not lapsed, such dividends will be held by the Company and paid to Mr. Stahl when, and if, the restrictions on such restricted stock lapse (other than the subscription rights that the Company intends to offer in the Rights Offering, which Mr. Stahl has waived).

(d) Mr. Greeff served as Executive Vice President and Chief Financial Officer of the Company during 2000, 2001 and 2002. In 2002, Mr. Greeff received a bonus of $600,960, of which $200,960 was paid pursuant to the terms of his employment agreement as a special bonus in respect of a loan payment (see "Employment Agreements and Termination of Employment Arrangements") and the balance of $400,000 was a discretionary bonus paid in respect of 2002 pursuant to the Revlon Executive Bonus Plan. The amount shown for Mr. Greeff under Other Annual Compensation for 2002 includes $16,670 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown under All Other Compensation for 2002 reflects (i) $2,974 in respect of life insurance premiums and (ii) $6,000 in respect of matching contributions under the Revlon Employees' Savings, Investment and Profit Sharing Plan. On September 17, 2002 (the "2002 Grant Date"), Mr. Greeff was awarded a grant of 60,000 shares of restricted stock under the Amended Stock Plan. The value of the 2002 restricted stock Award to Mr. Greeff reflected in the table is based on $3.06, the per share closing price of the Company's Class A Common Stock on the NYSE on December 31,

     2002. Provided Mr. Greeff remains continuously employed by the Company, his 2002 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one- third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Greeff's 2002 restricted stock Award will vest until the second anniversary of the 2002 Grant Date,
     (ii) all of the shares of restricted stock awarded to Mr. Greeff in 2002 will vest immediately in the event of a "change in control" (as defined in Mr. Greeff's restricted stock agreement) and (iii) all of the shares of restricted stock granted to Mr. Greeff in 2002 which have not previously vested will fully vest on the third anniversary of the 2002 Grant Date. No dividends will be paid on Mr. Greeff's unvested restricted stock granted in 2002. Mr. Greeff received a bonus of $511,200 in respect of 2001, of which $211,200 was paid pursuant to the terms of his employment agreement as a special bonus in respect of a loan payment (see "Employment Agreements and Termination of Employment Arrangements") and the balance of $300,000 was paid in respect of 2001 pursuant to the Revlon Executive Bonus Plan as a short-term cash bonus in recognition of the Company's successful refinancing of its credit agreement in 2001 with a new 2001 Credit Agreement and issuing Products Corporation's new 12% Senior Secured Notes. $150,000 of Mr. Greeff's bonus in respect of 2001 was paid in 2002 and the remaining $150,000 was paid in 2003. The amount shown for Mr. Greeff under Other Annual Compensation for 2001 includes $16,513 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amounts shown under All Other Compensation for 2001 reflect (i) $4,436 in respect of life insurance premiums and (ii) $4,350 in respect of matching contributions under the Revlon Employees' Savings, Investment and Profit Sharing Plan. On June 18, 2001 (the "2001 Grant Date"), Mr. Greeff was awarded a grant of 50,000 shares of restricted stock under the Amended Stock Plan. The value of the 2001 restricted stock Award to Mr. Greeff reflected in the table is based on $3.06, the per share closing price of the Company's Class A Common Stock on the NYSE on December 31, 2002. Provided Mr. Greeff remains continuously employed by the Company, his 2001 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Greeff's 2001 restricted stock Award will vest until the second anniversary of the 2001 Grant Date,
     (ii) all of the shares of restricted stock awarded to Mr. Greeff in 2001 will vest immediately in the event of a "change in control" (as defined in Mr. Greeff's restricted stock agreement), and (iii) all of the shares of restricted stock awarded to Mr. Greeff in 2001 which have not previously vested will fully vest on the third anniversary of the 2001 Grant Date. No dividends will be paid on Mr. Greeff's unvested restricted stock granted in 2001. Mr. Greeff received a bonus of $450,000 in respect of 2000 pursuant to the terms of his employment agreement. The amount shown for Mr. Greeff under Other Annual Compensation for 2000 includes $7,868 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile.

(e) Mr. Shapiro served as Executive Vice President and Chief Administrative Officer of the Company during 2001 and 2002. Mr. Shapiro received a discretionary bonus of $225,000 in respect of 2002 pursuant to the Revlon Executive Bonus Plan. The $72,092 shown for Mr. Shapiro under Other Annual Compensation for 2002 includes (i) $17,014 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile, (ii) $18,908 in respect of health and country club membership reimbursements and (iii) $20,450 relating to personal use of a Company car. Mr. Shapiro received a bonus of $500,000 in respect of 2001 pursuant to the terms of his employment agreement. The amount shown for Mr. Shapiro under Other Annual Compensation for 2001 includes $5,671 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. On the 2001 Grant Date, Mr. Shapiro was awarded a grant of (subject to his election as an executive officer of the Company) 50,000 shares of restricted stock under the Amended Stock Plan. The value of the 2001 restricted stock Award to Mr. Shapiro reflected in the table is based on $3.06, the per share closing price of the Company's Class A Common Stock on the NYSE on December 31, 2002. Provided Mr. Shapiro remains continuously employed by the Company, his 2001 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Shapiro's 2001 restricted stock Award will vest until the second anniversary of the 2001 Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Shapiro in 2001 will vest immediately in the event of a "change in control" (as defined in Mr. Shapiro's restricted stock agreement), and (iii) all of the shares of restricted stock granted to Mr. Shapiro in 2001 which have not previously vested will fully vest on the third anniversary of the 2001 Grant Date. Mr. Shapiro will be considered to have been continuously employed by the Company if his employment agreement is not extended beyond its initial term, which expires on July 31, 2003, or his employment is terminated prior to June 18, 2003, unless (i) Mr. Shapiro terminates his employment other than for "good reason" (as such term is defined in the Revlon Executive Severance Policy) or (ii) he is terminated by the Company for "cause" (as such term is defined in Mr. Shapiro's employment agreement). No dividends will be paid on Mr. Shapiro's unvested restricted stock granted in 2001.

(f) Mr. Nugent served as President and Chief Executive Officer of the Company during all of 2000 and 2001 and part of 2002. Mr. Nugent ceased employment with the Company effective February 14, 2002 and was not entitled to a bonus in respect of 2001 or 2002. The amount shown for Mr. Nugent under Other Annual Compensation for 2002 includes $31,986 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance and (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Nugent's employment agreement. The amount shown under All Other Compensation for 2002 includes
     (i) $33,933 in respect of life insurance premiums, (ii) $11,801 of additional compensation in respect of interest and principal payments on a bank loan obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement and (iii) $1,586,859 pursuant to Mr. Nugent's separation agreement. See "Employment Agreements and Termination of Employment Arrangements." The amount shown for Mr. Nugent under Other Annual Compensation for 2001 includes $333,078 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Nugent's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2001. The amount shown under All Other Compensation for 2001 reflects (i) $15,289 in respect of Company-paid relocation expenses, (ii) $38,058 in respect of life insurance premiums and
     (iii) $141,606 of additional compensation in respect of interest and principal payments on a bank loan obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement. On the 2001 Grant Date, Mr. Nugent was awarded a grant of 100,000 shares of restricted stock under the Amended Stock Plan. The value of the 2001 restricted stock Award to Mr. Nugent reflected in the table is based on $3.06, the per share closing price of the Company's Class A Common Stock on the NYSE on December 31, 2002. Such restricted shares were cancelled upon Mr. Nugent's resignation. Mr. Nugent received a bonus of $500,000 in respect of 2000 pursuant to the terms of his employment agreement. The amount shown for Mr. Nugent under Other Annual Compensation for 2000 includes $430,948 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile,
     (ii) premiums paid or reimbursed by the Company in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Nugent's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2000. The amount shown under All Other Compensation for 2000 reflects (i) $17,369 in respect of life insurance premiums, (ii) $365,880 in respect of Company-paid relocation expenses and (iii) $106,205 of additional compensation in respect of interest and principal payments on a bank loan obtained by Mr. Nugent to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

     During 2002, the following grants of stock options were made pursuant to the Amended Stock Plan to the Named Executive Officers:


                                                                                                         GRANT
                                                                                                         DATE
                                                  INDIVIDUAL GRANTS                                    VALUE (a)
                           ----------------------------------------------------------------------  ----------------
                              NUMBER OF              PERCENT OF                                         GRANT
                              SECURITIES           TOTAL OPTIONS                                         DATE
                             UNDERLYING             GRANTED TO      EXERCISE OR                         PRESENT
                           OPTIONS GRANTED         EMPLOYEES IN     BASE PRICE        EXPIRATION         VALUE
NAME                            (#)                 FISCAL YEAR       ($/SH)            DATE              ($)
---------------------      ----------------       --------------  --------------  ---------------  ----------------
Jack L. Stahl ............      400,000               12.0%            3.82            2/17/12          1,173,080

Douglas H. Greeff ........       50,000                1.5%            3.82            2/15/12            130,279
                                 25,000               0.75%            3.78            9/17/12             61,521


Paul E. Shapiro ..........      100,000               3.0%             4.05             8/8/12            273,245
                                100,000               3.0%             3.78            9/17/12            246,083


Jeffrey M. Nugent ........           --                --                --                 --                 --


     The option granted during 2002 under the Amended Stock Plan to Mr. Stahl was awarded on the Stahl Grant Date pursuant to his employment agreement, consists of non-qualified options having a term of 10 years and has an exercise price equal to $3.82, the per share closing price on the NYSE of the Company's Class A Common Stock on the Stahl Grant Date, as indicated on the table above. Provided Mr. Stahl continues his employment with the Company, such options will become exercisable as to one-half of the shares on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $30.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $40.00 per share, provided (i) all of the shares underlying such option will vest immediately in the event of a "change in control" (as defined in Mr. Stahl's stock option agreement) and (ii) all of the shares underlying such option will fully vest on the fifth anniversary of the Stahl Grant Date, provided, however, that subject to clause (i) above, in the event that Mr. Stahl's employment with the Company terminates as a result of (a) Mr. Stahl's "disability," (b) is terminated by Mr. Stahl with "good reason" or (c) is terminated by the Company other than for "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the option will become exercisable as of the date of such termination with respect to an additional number of option shares, if any, such that the aggregate number of option shares that have become exercisable pursuant to his stock option agreement will equal the greater of (X) 100,000 and (Y) the product of (A) 400,000 and (B) a fraction, the numerator of which is the number of full calendar months during which Mr. Stahl was employed after the Stahl Grant Date (disregarding service prior to March 1, 2002) and the denominator of which is 60. Messrs. Shapiro and Greeff were each awarded a grant of options on the 2002 Grant Date which consist of non-qualified options having a term of 10 years, will vest 33.3% on each anniversary of the 2002 Grant Date, will vest immediately in the event of a "change in control" (as defined in each of Messrs. Shapiro's and Greeff's stock option agreements), will become 100% vested on the third anniversary of the 2002 Grant Date and have an exercise price equal to $3.78, the per share closing price on the NYSE of the Company's Class A Common Stock on the 2002 Grant Date, as indicated in the table above. The other options granted to Mr. Greeff in 2002 under the Amended Stock Plan were awarded on February 15, 2002 pursuant to his amended employment agreement, consist of non-qualified options having a term of 10 years, vest 25% on each anniversary of the grant date, will become 100% vested on the fourth anniversary of the grant date and have an exercise price equal to $3.82, the per share closing price on the NYSE of the Company's Class A Common Stock on such grant date, as indicated in the table above. The other options granted to Mr. Shapiro in 2002 under the Amended Stock Plan were awarded on August 8, 2002 pursuant to his employment agreement, consist of nonqualified options having a term of 10 years, vest 25% on each anniversary of the grant date, will become 100% vested on the fourth anniversary of the grant date and have an exercise price equal to $4.05, the per share closing price on the NYSE of the Company's Class A Common Stock on such grant date, as indicated in the table above. On the 2002 Grant Date, the Company also granted an option to purchase 100,000 shares of the Company's Class A Common Stock pursuant to the Amended Stock Plan to Mr. Perelman, the Chairman of the Board of Directors of the

Company. Such option will vest 33.3% on each anniversary of the 2002 Grant Date, will vest immediately in the event of a "change in control" (as defined in Mr. Perelman's stock option agreement), will become 100% vested on the third anniversary of the 2002 Grant Date and has an exercise price of $3.78, the per share closing price on the NYSE of the Company's Class A Common Stock on the 2002 Grant Date. Also on the 2002 Grant Date, the Company granted 50,000 restricted shares of Class A Common Stock to Mr. Perelman pursuant to the Amended Stock Plan. Provided Mr. Perelman continues to provide services as a director to the Company, such 2002 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional onethird of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of such restricted stock Award will vest until the second anniversary of 2002 Grant Date, (ii) all of the shares of such restricted stock Award will vest immediately in the event of a "change in control" (as defined in Mr. Perelman's restricted stock agreement), and (iii) all of the shares of such restricted stock Award will fully vest on the third anniversary of the 2002 Grant Date.

____________________

(a) Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used the Stahl Grant Date with respect to options granted to Mr. Stahl on such date, February 15, 2002 with respect to options granted to Mr. Greeff on such date, August 8, 2002 with respect to options granted to Mr. Shapiro on such date and the 2002 Grant Date with respect to options granted to Messrs. Greeff and Shapiro on such date. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present Values: (i) a risk-free rate of return of 4.66% with respect to options granted to Mr. Stahl on the Stahl Grant Date, 4.66% with respect to options granted to Mr. Greeff on February 15, 2002, 3.96% with respect to options granted to Mr. Shapiro on August 8, 2002 and 3.49% with respect to options granted to Messrs. Greeff and Shapiro on the 2002 Grant Date, which were the rates as of the applicable grant dates for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the options; (ii) stock price volatility of 71% based upon the volatility of the stock price of the Company's Class A Common Stock; (iii) a constant dividend rate of zero percent; and (iv) that the options normally would be exercised on the final day of their seventh year after grant. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of the Company's Class A Common Stock during the applicable period and upon when they are exercised.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following chart shows the number of stock options exercised during 2002 and the 2002 year-end value of the stock options held by the Named Executive
Officers:

                                                                        NUMBER OF
                                                                       SECURITIES             VALUE OF IN-THE-
                                                                       UNDERLYING              MONEY OPTIONS
                                                                       UNEXERCISED           AT FISCAL YEAR-END
                                  SHARES                           OPTIONS AT FISCAL           EXERCISABLE/
                               ACQUIRED ON         VALUE                YEAR-END               UNEXERCISABLE
                                 EXERCISE         REALIZED       EXERCISABLE/UNEXERCISABLE     AT DECEMBER 31,
NAME                           DURING 2002       DURING 2002      AT DECEMBER 31, 2002 (#)      2002 (a) ($)
---------------------       ---------------    ---------------   ---------------------------  ----------------
Jack L. Stahl .............        --                --                 --/400,000                  --
Douglas H. Greeff .........        --                --               62,500/162,500                --
Paul E. Shapiro ...........        --                --               25,000/275,000                --
Jeffrey M. Nugent .........        --                --                   --/--                     --


____________________

(a) Amounts shown represent the difference between the exercise price of the options (exercisable or unexercisable, as the case may be) and the market value of the underlying shares of the Company's Class A Common Stock at year end, calculated using $3.06, the December 31, 2002 per share closing price on the NYSE of the Company's Class A Common Stock. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of the Company's Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Each of Messrs. Stahl, Greeff and Shapiro has a current executive employment agreement with Products Corporation. Mr. Stahl's employment agreement provides that he will serve as President and Chief Executive Officer at a base salary of not less than $1,300,000 per annum, and that he receive a bonus of not less than $1,300,000 in respect of 2002 (which bonus was paid in February 2003) and grants of 1,000,000 shares of restricted stock and 400,000 options during 2002 (which grants were made on the Stahl Grant Date). At any time after February 28, 2002, Products Corporation may terminate Mr. Stahl's employment by 36 months' prior written notice of nonrenewal.

     Mr. Greeff's employment agreement with Products Corporation, as amended, provides that he will serve as Chief Financial Officer at a base salary of not less than $650,000 per annum and that he receive a grant of (i) 50,000 restricted shares in 2001 (which grant was made on the 2001 Grant Date), (ii) 50,000 options in 2001 (which grant was made on March 26, 2001) and (iii) 50,000 options in 2002 (which grant was made on February 15, 2002). At any time after May 8, 2003, Products Corporation may terminate Mr. Greeff's employment by 24 months' prior written notice of non-renewal. During any such period after notice of non-renewal, Mr. Greeff would be deemed an employee at will and would be eligible for severance under Products Corporation's Executive Severance Policy (see "Executive Severance Policy").

     Mr. Shapiro's employment agreement with Products Corporation provides that he will serve as Executive Vice President and Chief Administrative Officer at a base salary of not less than $500,000 per annum and that he receive a $500,000 bonus in respect of 2001 (which bonus was paid in 2002) and a grant of (i) 50,000 restricted shares in 2001 (which grant was made on the 2001 Grant Date),
(ii) 100,000 options in 2001 (which grant was made on the 2001 Grant Date) and
(iii) 100,000 options in 2002 (which grant was made on August 8, 2002). At any time after July 31, 2003, either Products Corporation or Mr. Shapiro may terminate Mr. Shapiro's employment by providing written notice of non-renewal.

     Each of Messrs. Stahl's, Greeff's and Shapiro's employment agreement provides for participation in the Revlon Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of the Company generally and for Company-paid supplemental disability insurance (except that Mr. Shapiro waived Company-provided life insurance coverage). Mr. Stahl's agreement provides for Company-paid supplemental term life insurance coverage with a death benefit of $10,000,000 during employment. The employment agreement for each of Messrs. Stahl, Greeff and Shapiro provides for protection of Company confidential information and includes a non-compete obligation.

     Mr. Stahl's employment agreement provides that in the event of termination of the term by Mr. Stahl for breach by the Company of a material provision of such agreement for "good reason" (as defined in Mr. Stahl's employment agreement), or by the Company prior to February 28, 2005 (otherwise than for "cause" or "disability" as each such term is defined or described in Mr. Stahl's employment agreement), Mr. Stahl would be entitled, at his election, to severance pursuant to Products Corporation's Executive Severance Policy (see "Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in such policy, which six-month limit provision would not apply to Mr. Stahl) or continued payments of base salary through February 28, 2005 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans subject to the terms of such plans through February 28, 2005 or until Mr. Stahl were covered by like plans of another company, and continued Company-paid supplemental term life insurance. In addition, Mr. Stahl's employment agreement provides that if he remains employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Stahl's past employers or their affiliates (expressed as a straight life annuity), equals $500,000. If Mr. Stahl's employment were to terminate on or after February 28, 2003 and prior to February 28, 2004, then he would receive 8.33% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 8.33% would accrue as of each February 28th on which Mr. Stahl is still employed (but in no event more than would have been payable to Mr. Stahl under the foregoing provision had he retired at age 60). Mr. Stahl would not receive any supplemental pension benefit and any amounts then being paid for supplemental pension benefits would immediately cease if he were to terminate his employment prior to March 1, 2005 other than for "good reason" (as defined in Mr. Stahl's employment agreement), or if he were to breach such agreement or be terminated by the Company for "cause" (as defined in Mr. Stahl's employment agreement). Mr. Stahl's employment agreement provides for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

     Mr. Greeff's employment agreement provides that in the event of termination of the term by Mr. Greeff for breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to May 8, 2003 (otherwise than for "cause" as defined in Mr. Greeff's employment agreement or disability), Mr. Greeff would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Greeff) or continued payments of base salary through May 8, 2005 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans subject to the terms of such plans through May 8, 2005 or until Mr. Greeff were covered by like plans of another company, and continued Company-paid supplemental disability insurance. In addition, Mr. Greeff's agreement provides that if he remains employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Greeff's past employers or their affiliates (expressed as a straight life annuity), equals $400,000. If Mr. Greeff's employment were to terminate on or after January 31, 2003 and prior to January 31, 2004, then he would receive 27.27% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 9.09% would accrue as of each January 31st on which Mr. Greeff is still employed (but in no event more than would have been payable to Mr. Greeff under the foregoing provision had he retired at age
62). Mr. Greeff would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to May 8, 2003 other than for "good reason" (as defined in Mr. Greeff's employment agreement), or if he were to breach such agreement or be terminated by the Company for "cause" (as defined in Mr. Greeff's employment agreement). Mr. Greeff's employment agreement provides for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

     Mr. Shapiro's employment agreement provides that in the event of termination of the term (i) by Mr. Shapiro for breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option or restricted stock grants, (ii) by the Company prior to July 31, 2003 (otherwise than for "cause" as defined in Mr. Shapiro's employment agreement or disability), or (iii) by Mr. Shapiro or the Company upon providing notice of non-renewal of the term at any time on or after July 31, 2003, Mr. Shapiro would be entitled to continued payments of base salary and monthly payments of one-twelfth of the maximum annual bonus to which he would be eligible under his employment agreement, continued participation in the Company's medical plans, subject to the terms of such plans, and continued Company-paid supplemental disability insurance through the later of January 31, 2005 or 18 months after the effective date of termination. In addition, Mr. Shapiro's employment agreement provides that at age 65 he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Shapiro's past employers or their affiliates (expressed as a straight life annuity), equals $400,000. Mr. Shapiro would not receive any supplemental pension benefit and would be required to reimburse the Company for any supplemental pension benefits received if he were to terminate his employment prior to July 31, 2003 other than for "good reason" (as defined in Mr. Shapiro's employment agreement), or if he were to breach the agreement or be terminated by the Company for "cause" (as defined in Mr. Shapiro's employment agreement). Mr. Shapiro's employment agreement provides for continuation of executive medical insurance coverage in the event of permanent disability.

     Mr. Stahl's employment agreement provides that he is entitled to a loan from Products Corporation to satisfy state, local and federal income taxes (including any withholding taxes) incurred by him as a result of his making an election under Section 83(b) of the Internal Revenue Code in connection with the 1,000,000 shares of restricted stock which were granted to him by the Company on the Stahl Grant Date. Mr. Stahl received such a loan from Products Corporation in the amount of $1,800,000 in March 2002. Interest on such loan is payable at the applicable federal rate required to avoid imputation of income tax liability. The full principal amount of such loan and all accrued interest is due and payable on the fifth anniversary of the Stahl Grant Date, provided that if Mr. Stahl terminates his employment for "good reason" or the Company terminates him other than for "disability" or "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the outstanding balance of such loan and all accrued interest would be forgiven. Such loan is secured by a pledge of the 1,000,000 shares of restricted stock which were granted to Mr. Stahl on the Stahl Grant Date and such loan and pledge are evidenced by a Promissory Note and a Pledge Agreement, each dated March 13, 2002. Mr. Stahl's employment agreement also provides that he is entitled to a mortgage loan to cover the purchase of a principal residence in the New York metropolitan area and/or a Manhattan apartment, in the principal amount of $2,000,000, which loan was advanced by Products Corporation to Mr. Stahl on May 20, 2002. The principal of the mortgage loan is repayable on a monthly basis during the period from June 1, 2002 through and including May 1, 2032, with interest at the applicable federal rate, or 90 days after Mr. Stahl's employment with the Company terminates, whichever occurs earlier. Pursuant to his employment agreement, Mr. Stahl is entitled to receive additional compensation payable on a monthly basis equal to the amount repaid by him in respect of interest and principal on the mortgage loan, plus a gross up for any taxes resulting from such additional compensation. If during the term of his employment agreement, Mr. Stahl terminates his employment for "good reason" or the Company terminates his employment other than for "disability" or "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the mortgage loan from the Company would be forgiven in its entirety.

     Mr. Greeff's employment agreement provides that he is entitled to a loan from Products Corporation in the amount of $800,000 (which loan he received in 2000), with the principal to be payable in five equal installments of $160,000, plus interest at the applicable federal rate, on each of May 9, 2001, May 9, 2002 (which installments were repaid) and the three successive anniversaries thereafter, provided that the total principal amount of such loan and any accrued but unpaid interest at the applicable federal rate (the "Loan Payment") shall be due and payable upon the earlier of the January 15th immediately following the termination of Mr. Greeff's employment for any reason or May 9, 2005. In addition, Mr. Greeff's employment agreement provides that he shall be entitled to a special bonus, payable on each May 9th (which was paid on May 9, 2001 and May 9, 2002) and ending with May 9, 2005 equal to the sum of the Loan Payment with respect to such year, provided that he is employed on each such May 9th, and provided further that in the event that Mr. Greeff terminates his employment for "good reason" or is terminated for a reason other than "cause" (as such terms are defined in Mr. Greeff's employment agreement), he shall be entitled to a special bonus in the amount of $800,000 minus the sum of any special bonuses paid through the date of such termination plus accrued but unpaid interest at the applicable federal rate. Notwithstanding the above, if Mr. Greeff terminates his employment other than for "good reason" or the Company terminates his employment for "cause" (as such terms are defined in Mr. Greeff's employment agreement), or if he breaches certain post-employment covenants, any bonus described above shall be forfeited or repaid by Mr. Greeff, as the case may be.

     Mr. Nugent resigned from his employment with the Company effective February 14, 2002 and entered into a separation agreement with Products Corporation dated as of February 14, 2002 (the "Nugent Agreement"), which provides that he receive a separation allowance at the rate of $1,300,000 per annum payable over the period from February 15, 2002 to December 31, 2004 (the "Payment Period"), which allowance would be reduced on account of any compensation earned by Mr. Nugent from employment or consulting services during the Payment Period. Pursuant to the Nugent Agreement, the Company made an additional lump sum payment to Mr. Nugent in the amount of $285,000 on April 15, 2002. Additionally, in the Nugent Agreement, Mr. Nugent and Products Corporation agreed to an offset of obligations whereby Products Corporation canceled Mr. Nugent's obligation to repay principal and interest on a loan in the amount of $500,000 that was made in installments of $400,000 in 1999 and $100,000 in 2000 pursuant to his employment agreement with Products Corporation effective as of November 2, 1999 (the "Nugent Employment Agreement"), in exchange for the cancellation of Product Corporation's obligation to pay Mr. Nugent a special bonus on January 15, 2003 pursuant to the Nugent Employment Agreement. Mr. Nugent's stock options were cancelled upon his resignation.

EXECUTIVE SEVERANCE POLICY

     Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including Messrs. Stahl, Greeff and Shapiro, other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the executive's execution of a release and confidentiality agreement and the Company's standard employee non-competition agreement, the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in semi-monthly installments based upon such executive's grade level and years of service, reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth in such policy, as of December 31, 2002 Messrs. Stahl, Greeff and Shapiro would be entitled to severance pay equal to 18, 20 and 19 months' of base salary, respectively, at the base salary rate in effect on the date of employment termination, plus continued participation in the medical and dental plans for the same respective periods on the same terms as active employees.

DEFINED BENEFIT PLANS

     In accordance with the terms of the Revlon Employees' Retirement Plan (the "Retirement Plan"), the following table shows the estimated annual retirement benefits payable (as of December 31, 2002) under the noncash balance program of the Retirement Plan (the "Non-Cash Balance Program") at normal retirement age
(65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, including amounts attributable to the Revlon Pension Equalization Plan, as amended (the "Pension Equalization Plan"), as described below.

   HIGHEST CONSECUTIVE               ESTIMATED ANNUAL STRAIGHT LIFE ANNUITY BENEFITS AT RETIREMENT
   FIVE-YEAR AVERAGE                        WITH INDICATED YEARS OF CREDITED SERVICE ($) (a)
     COMPENSATION              -------------------------------------------------------------------------
DURING FINAL TEN YEARS ($)         15           20            25               30                 35
--------------------------     ---------    ---------     ---------        ---------          ----------
           600,000              151,020      201,360       251,700          302,040            302,040
           700,000              177,020      236,027       295,033          354,040            354,040
           800,000              203,020      270,693       338,367          406,040            406,040
           900,000              229,020      305,360       381,700          458,040            458,040
         1,000,000              255,020      340,027       425,033          500,000            500,000
         1,100,000              281,020      374,693       468,367          500,000            500,000
         1,200,000              307,020      409,360       500,000          500,000            500,000
         1,300,000              333,020      444,027       500,000          500,000            500,000
         1,400,000              359,020      478,693       500,000          500,000            500,000
         1,500,000              385,020      500,000       500,000          500,000            500,000
         2,000,000              500,000      500,000       500,000          500,000            500,000
         2,500,000              500,000      500,000       500,000          500,000            500,000


____________________

(a) The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

     The Retirement Plan is intended to be a tax qualified defined benefit plan. Non-Cash Balance Program benefits are a function of service and final average compensation. The Non-Cash Balance Program is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with the Company or a subsidiary prior to retirement or earlier termination. Messrs. Stahl, Greeff and Shapiro do not participate in the Non-Cash Balance Program.

     Effective January 1, 2001, Products Corporation amended the Retirement Plan to provide for a cash balance program under the Retirement Plan (the "Cash Balance Program"). Under the Cash Balance Program, eligible employees will receive quarterly credits to an individual cash balance bookkeeping account equal to 5% of their compensation for the previous quarter. Interest credits, which commenced June 30, 2001, are allocated quarterly (based on the yield of the 30-year Treasury bond for November of the preceding calendar year). Employees who as of January 1, 2001 were at least age 45, had 10 or more years of service with the Company and whose age and years of service totaled at least 60 were "grandfathered" and continue to participate in the Non-Cash Balance Program under the same retirement formula described in the preceding paragraph. All other eligible employees had their benefits earned (if any) under the Non-Cash Balance Program "frozen" on December 31, 2000 and began to participate in the Cash Balance Program on January 1, 2001. The "frozen" benefits will be payable at normal retirement age and will be reduced if the employee elects early retirement. Any employee who, as of January 1, 2001 was at least age 40 but not part of the "grandfathered" group will, in addition to the "basic" 5% quarterly pay credits, receive quarterly "transition" pay credits of 3% of compensation each year for up to 10 years or until he/she leaves employment with the Company, whichever is earlier. Messrs. Stahl, Greeff and Shapiro participate in the Cash Balance Program. Mr. Nugent was and Mr. Greeff is eligible to receive basic and transition pay credits. As they were not employed by the Company on January 1, 2001 (the date on which a "transition" employee was determined), Messrs. Stahl and Shapiro are eligible to receive only basic pay credits. The estimated annual benefits payable under the Cash Balance Program as a single life annuity (assuming Messrs. Stahl, Greeff and Shapiro remain employed by the Company until age 65 at their current level of compensation) is $199,400 for Mr. Stahl, $264,000 for Mr. Greeff and $17,700 for Mr. Shapiro. Messrs. Stahl's, Greeff's and Shapiro's total retirement benefits will be determined in accordance with their respective employment agreements, each of which provides for a guaranteed retirement benefit provided that certain conditions are met.

     The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Omnibus Budget Reconciliation Act of 1993 limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended effective December 14, 1998, is a non-qualified benefit arrangement designed to provide for the payment by the Company of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan (including the Non-Cash Balance Program and the Cash Balance Program) but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her non-competition agreement and on the participant not competing with Products Corporation for one year after termination of employment.

     The number of full years of service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2003 for Mr. Greeff is two years and for Mr. Shapiro is one year. Mr. Stahl did not have any years of credited service as of January 1, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of December 31, 2002 the number of shares of the Company's Common Stock beneficially owned, and the percent so owned, by
(i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer during 2002 and each of the other Named Executive Officers during 2002 and (iv) all directors and executive officers of the Company as a group. The number of shares owned are those beneficially owned, as determined under the Commission's rules, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

NAME AND ADDRESS                            AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                         PERCENTAGE OF CLASS
-------------------------                ---------------------------               ---------------------------------
Ronald O. Perelman ....................      43,989,583                                    83.02%
  35 E. 62nd St.                             (Class A, Class B and Series B       (Class A, Class B and Series B
  New York, NY 10021                              Preferred)(1)                             Preferred)
Donald G. Drapkin .....................      12,550 (Class A)(2)                                *
Meyer Feldberg ........................      5,625 (Class A)(3)                                 *
Howard Gittis .........................      113,300 (Class A)(4)                               *
Douglas H. Greeff .....................      177,500 (Class A)(5)                               *
Vernon E. Jordan, Jr. .................      5,625 (Class A) (6)                                *
Edward J. Landau ......................      5,725 (Class A)(7)                                 *
Jeffrey M. Nugent .....................      --                                                 *
Linda Gosden Robinson .................      5,625 (Class A)(8)                                 *
Terry Semel ...........................      10,625 (Class A)(9)                                *
Paul E. Shapiro .......................      99,000 (Class A) (10)                              *
Jack L. Stahl .........................      160,000 (Class A) (11)                             *
Martha Stewart ........................      6,125 (Class A)(12)                                *
All Directors and Executive Officers
   as a Group (12 Persons) ............      12,907,950 (Class A)(13)                           60.58%
                                             31,250,000 (Class B)                               100.0%
                                             4,333 (Series B Preferred)                         100.0%


____________________

*    Less than one percent.

(1) Mr. Perelman through Mafco Holdings (which through REV Holdings) beneficially owns (i) 11,650,000 shares of the Company's Class A Common Stock, which represent approximately 57% of the outstanding shares of the Company's Class A Common Stock, (ii) all of the outstanding 31,250,000 shares of the Company's Class B Common Stock, which together with the shares referenced in subclause (i) above represent approximately 83% of the outstanding shares of the Company's Common Stock, and (iii) all of the outstanding 4,333 shares of the Company's Series B Preferred Stock, which are convertible into 433,333 shares of the Company's Class A Common Stock. Based on the shares referenced in clauses (i), (ii) and (iii) above, Mr. Perelman through Mafco Holdings (which through REV Holdings) had at December 31, 2002 approximately 97% of the combined voting power of the outstanding shares of the Company's stock entitled to vote at the 2003 Annual Meeting. As of December 31, 2002, 4,186,104 shares of the Company's Class A Common Stock owned by REV Holdings were pledged by REV Holdings (the "Pledged Shares") to secure $80.5 million principal amount of REV Holdings' 12% Senior Secured Notes due 2004. From time to time, additional shares of the Company's Class A Common Stock or shares of intermediate holding companies between the Company and Mafco Holdings may be pledged to secure obligations of Mafco Holdings or its affiliates. A default under REV Holdings' obligations which are secured by the Pledged Shares could cause a foreclosure with respect to such shares of the Company's Class A Common Stock pledged by REV Holdings. Mr. Perelman also holds an option to acquire 300,000 shares of the Company's Class A Common Stock, which option vested on February 12, 1999, an option to acquire 300,000 shares of the Company's Class A Common Stock, which option vested on April 4, 2002, and an additional option to acquire 56,250 shares of the Company's Class A Common Stock, which option vested on June 18, 2002. Such vested options to acquire 656,250 shares of the Company's Class A Common Stock, together with the Class A Common Stock, Class B Common Stock and Series B Preferred Stock beneficially owned by Mr. Perelman, represents approximately 83% of the outstanding shares of the Company's Common Stock.

(2) Includes 12,050 shares which are held by trusts for Mr. Drapkin's children and 500 shares held by a minor son. In all instances, beneficial ownership is disclaimed.

(3) Includes 1,875 shares which Mr. Feldberg may acquire under options which vested on May 22, 2001, 1,875 shares which Mr. Feldberg may acquire under options which vested on May 22, 2002 and 1,875 shares which Mr. Feldberg may acquire under options which vested on July 13, 2002.

(4)  Includes 113,300 shares held directly by Mr. Gittis.

(5) Includes 102,500 shares held directly by Mr. Greeff, 25,000 shares which Mr. Greeff may acquire under options which vested on May 22, 2001, 25,000 shares which Mr. Greeff may acquire under options which vested on May 22, 2002, 12,500 shares which Mr. Greeff may acquire under options which vested on March 26, 2002 and 12,500 shares which Mr. Greeff may acquire under options which vested on February 15, 2003.


(6) Includes 1,875 shares which Mr. Jordan may acquire under options which vested on May 22, 2001, 1,875 shares which Mr. Jordan may acquire under options which vested on May 22, 2002 and 1,875 shares which Mr. Jordan may acquire under options which vested on July 13, 2002.

(7) Includes 100 shares held directly by Mr. Landau, 1,875 shares which Mr. Landau may acquire under options which vested on May 22, 2001, 1,875 shares which Mr. Landau may acquire under options which vested on May 22, 2002 and 1,875 shares which Mr. Landau may acquire under options which vested on July 13, 2002.

(8) Includes 1,875 shares which Ms. Robinson may acquire under options which vested on May 22, 2001, 1,875 shares which Ms. Robinson may acquire under options which vested on May 22, 2002 and 1,875 shares which Ms. Robinson may acquire under options which vested on July 13, 2002.

(9) Includes 2,000 shares owned by Mr. Semel's children as to which beneficial ownership is disclaimed, 3,000 shares owned jointly with Mr. Semel's wife, 1,875 shares which Mr. Semel may acquire under options which vested on May 22, 2001, 1,875 shares which Mr. Semel may acquire under options which vested on May 22, 2002 and 1,875 shares which Mr. Semel may acquire under options which vested on July 13, 2002.

(10) Includes 74,000 shares held directly by Mr. Shapiro and 25,000 shares which Mr. Shapiro may acquire under options which vested on June 18, 2002.

(11) Includes 150,000 shares held directly by Mr. Stahl and 10,000 shares held by his wife, as to which beneficial ownership is disclaimed.

(12) Includes 500 shares owned indirectly by the Martha Stewart Inc. Defined Benefit Pension Plan, 1,875 shares which Ms. Stewart may acquire under options which vested on May 22, 2001, 1,875 shares which Ms. Stewart may acquire under options which vested on May 22, 2002 and 1,875 shares which Ms. Stewart may acquire under options which vested on July 13, 2002.

(13) Includes only shares beneficially held by persons who were directors and executive officers of the Company as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth as of December 31, 2002, with respect to all compensation plans of the Company previously approved and not previously approved by its stockholders (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such outstanding options, warrants and rights and (iii) the number of securities remaining available for future issuance under such equity compensation plans, excluding securities reflected in item (i). A description of the Supplemental Stock Plan follows the table.

                                                  EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                           (b)                            (c)
                                 -------------------------------------------------------------------------------------------
                                                                                             NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                  AVAILABLE FOR FUTURE ISSUANCE
                                 ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE       UNDER EQUITY COMPENSATION
                                 OUTSTANDING OPTIONS, WARRANTS PRICE OF OUTSTANDING OPTIONS,  PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    AND RIGHTS                    WARRANTS AND RIGHTS              REFLECTED IN COLUMN (a))
                                 -------------------------------------------------------------------------------------------
Previously Approved by
Stockholders:

Amended Stock Plan                        9,361,064 (1)                    $12.83 (3)                   1,064,986


Not Previously Approved by
Stockholders: (4)

Supplemental Stock Plan                   530,000 (2)                        N/A (3)                      --


____________________
(1) Includes 1,475,000 shares of restricted stock and 7,886,064 options issued under the Amended Stock Plan.

(2) Includes 530,000 shares of restricted stock issued under the Supplemental Stock Plan, the entire amount of securities issuable under such plan.

(3)  Weighted-average exercise price excludes restricted stock.

(4) The Supplemental Stock Plan was not required to be approved by the Company's stockholders.

     On February 17, 2002, the Company adopted the Supplemental Stock Plan, the purpose of which is to provide Mr. Stahl, the sole eligible participant, with inducement awards to entice him to join the Company and to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of the Company's Class A Common Stock. Awards may be made under the Supplemental Stock Plan in the form of stock options, stock appreciation rights and restricted or unrestricted stock. The terms of the Supplemental Stock Plan and the grant of restricted shares to Mr. Stahl as described below are substantially the same as the Amended Stock Plan and the grant of restricted shares to Mr. Stahl under such plan. On February 17, 2002, the Compensation Committee granted Mr. Stahl an award of 530,000 restricted shares of Class A Common Stock, the full amount of the shares of Class A Common Stock issuable under the Supplemental Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon Mr. Stahl's execution of the Company's standard employee confidentiality and non-competition agreement. See "Employment Agreements and Termination of Employment Agreements."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MacAndrews & Forbes beneficially owns shares of the Company's Common Stock and Series B Preferred Stock having approximately 97% of the combined voting power of the outstanding shares of Common Stock and Series B Preferred Stock. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of the Company and control the vote on all matters submitted to a vote of the Company's stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, Chairman of the Board of Directors of the Company.

TRANSFER AGREEMENTS

     In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings Inc. (a Delaware corporation which in 2002 converted into a Delaware limited liability company known as Revlon Holdings LLC ("Holdings") and which is an affiliate and an indirect wholly-owned subsidiary of Mafco Holdings) and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstratorassisted distribution channels considered not integral to Revlon, Inc.'s business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2002 was $0.5 million.

REIMBURSEMENT AGREEMENTS

     Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which
(i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amount reimbursed by MacAndrews Holdings to Products Corporation for the services provided under the Reimbursement Agreements for 2002 was $0.8 million. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. The Company participates in MacAndrews & Forbes' directors and officers insurance program, which covers the Company as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes for its allocable portion of the premiums for such coverage which, the Company believes, is more favorable than the premiums the Company could secure were it to secure stand-alone coverage. The amount paid by the Company to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreement.

TAX SHARING AGREEMENT

     Revlon, Inc. and Products Corporation, for federal income tax purposes, are included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss are included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. and

Products Corporation also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. In June 1992, Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended and restated, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. and Products Corporation or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Products Corporation will pay to Revlon, Inc., which in turn will pay to Holdings, amounts equal to the taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Products Corporation), except that Products Corporation will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation is prohibited under the terms of its Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Products Corporation would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Products Corporation against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. As a result of net operating tax losses and prohibitions under the Credit Agreement, there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 2002. Revlon, Inc. had a liability of $0.9 million to Holdings in respect of alternative minimum taxes for 1997 under the Tax Sharing Agreement. However, as a result of tax legislation enacted in the first quarter of 2002, Revlon, Inc. was able to recognize tax benefits of $0.9 million in 2002, which completely offset this liability.

INVESTMENT AGREEMENT AND MAFCO LOAN AGREEMENTS

     See the description of the M&F Investments under "Recent Developments."

REGISTRATION RIGHTS AGREEMENT

     Prior to the consummation of Revlon, Inc.'s initial public equity offering, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the "Registration Rights Agreement") and in February 2003, Revlon, Inc. and MacAndrews Holdings entered into a joinder agreement to the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the Rights Offering and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock and Series B Preferred Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Revlon, Inc.'s Class A Common Stock sold by such Holders.

OTHER

     Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation through September 1, 2013 to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2002 was $0.2 million.

     During 2002, Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters. The rent paid to Products Corporation for 2002 was $0.3 million.

     The Credit Agreement and Products Corporation's 12% Notes are supported by, among other things, guarantees from Revlon, Inc., and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries.

     In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 million to Mr. Stahl pursuant to his employment agreement, which was entered into in February 2002, for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes- Oxley Act of 2002, Products Corporation made an advance of $2.0 million to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate, $79,314 of which was repaid during 2002. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 million advance, plus a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation.

     During 2000, Products Corporation made an advance of $0.8 million to Mr. Greeff, pursuant to his employment agreement, which loan bears interest at the applicable federal rate. Mr. Greeff repaid $0.2 million during 2002. Pursuant to his employment agreement, Mr. Greeff is entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending with May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he is employed by Products Corporation on each such May 9th, which bonus installment was paid to Mr. Greeff in May 2002.

     In the Nugent Agreement, Mr. Nugent and Products Corporation agreed to an offset of obligations whereby Products Corporation canceled Mr. Nugent's obligation to repay principal and interest on a loan in the amount of $0.5 million that was made in installments of $0.4 million in 1999 and $0.1 million in 2000 pursuant to the Nugent Employment Agreement, in exchange for the cancellation of Products Corporation's obligation to pay Mr. Nugent a special bonus on January 15, 2003 pursuant to the Nugent Employment Agreement.

     During 2002, Products Corporation made payments of $0.3 million to Ms. Ellen Barkin (spouse of Mr. Perelman) under a written agreement pursuant to which she provides voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

     The law firm of which Mr. Landau was Of Counsel to and from which he retired in January 2003, Wolf, Block, Schorr and Solis-Cohen LLP, provided legal services to Products Corporation during 2002 and it is anticipated that such firm may continue to provide such services in 2003.

     During 2002, Products Corporation placed advertisements in magazines and other media operated by Martha Stewart Living Omnimedia, Inc. ("MSLO"), which is controlled by Ms. Stewart, who also serves as MSLO's Chairman and Chief Executive Officer. Products Corporation paid MSLO $2.5 million for such services in 2002, which fees were less than 1% of the Company's estimate of MSLO's consolidated gross revenues for 2002. Products Corporation's decision to place advertisements for its products in MSLO's magazines and other media was based upon their popular appeal to women and the rates paid were competitive with industry rates for similarly situated magazines and media.

     During 2002, Products Corporation obtained advertising, media buying and direct marketing services from various subsidiaries of WPP Group plc ("WPP"). Ms. Robinson is employed by one of WPP's subsidiaries, however, Ms. Robinson is neither an executive officer of, nor does she hold any material equity interest in, WPP. Products Corporation paid WPP $1.1 million for such services in 2002, which fees were less than 1% of the Company's estimate of WPP's consolidated gross revenues for 2002. Products Corporation 's decision to engage WPP was based upon its professional expertise in understanding the advertising needs of the consumer packaged goods industry, as well as its global presence in many of the international markets in which the Company operates, and the rates paid were competitive with industry rates for similarly situated advertising agencies.

     During 2002, Products Corporation employed Mr. Perelman's daughter in a marketing position, with compensation paid for 2002 of less than $80,000.

     During 2002, Products Corporation employed Mr. Drapkin's daughter in a marketing position, with compensation paid for 2002 of less than $80,000.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

     The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

     The Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

Forward-Looking Statements

     This Annual Report on Form 10-K for the year ended December 31, 2002, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

     (i) the Company's plans to update its retail presence and improve the marketing effectiveness of its retail wall displays by installing newly-reconfigured wall displays and reconfiguring existing wall displays at its retail customers (and its estimates of the costs of such wall displays, the effects of such plans on the accelerated amortization of existing wall displays and the estimated amount of such amortization);

     (ii) the Company's plans to increase its advertising and media spending and improve the effectiveness of its advertising;

     (iii)the Company's plans to introduce new products and further strengthen its new product development process;

     (iv) the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays, selectively adjust prices on certain of its products, improve customers' stock levels by enhancing merchandiser coverage and reduce damages by continuing to develop the Company's tamper evident program;

     (v) the Company's plans to implement comprehensive programs to develop and train its employees;

     (vi) the Company's future financial performance;

     (vii)the effect on sales of political and/or economic conditions, adverse currency fluctuations and competitive activities;

     (viii) the Company's plans to accelerate the implementation of the stabilization and growth phase of its plan and the charges and the cash costs resulting from implementing such plan and the timing of such costs, as well as the Company's expectations as to improved revenues over the long term as a result of such phase of its plan;

     (ix) restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

     (x) operating revenues, cash on hand, cash available from the Rights Offering and the $50 million Series C preferred stock investment, if any, and availability of borrowings under the Mafco Loans and Products Corporation's Credit Agreement being sufficient to satisfy the Company's cash requirements in 2003, and the availability of funds from restructuring indebtedness, selling assets or operations, capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and the sale of additional shares of Revlon, Inc.;

     (xi) the Company's uses of funds, including amounts required for the purchase and reconfiguration of wall displays, increases in advertising and media, and the costs and expenses of the stabilization and growth phase of the Company's plan and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs and debt service payments;

    (xii) the effects of a loss of one or more of the Company's customers, including, without limitation, Wal-Mart, and the status of the Company's relationship with its customers;

   (xiii) the effects of competitive responses to the implementation of the Company's plan;

    (xiv) the availability of raw materials and components and, with respect to Europe, products;

     (xv) the supply arrangement with the Company's principal third party manufacturer for Europe being flexible and that production difficulties with such supplier will be resolved during the first half of 2003;

    (xvi) matters concerning the Company's market-risk sensitive instruments;

   (xvii) the effects of the assumptions and estimates underlying the Company's critical accounting policies;

  (xviii) the effects of the Company's adoption of certain accounting principles;

    (xix) the Company's receipt, and the amount and timing of the payment of contingent deferred purchase price in connection with the sale of certain assets;

     (xx) the Company's ability to consummate the Rights Offering and as to the timing thereof;

    (xxi) Products Corporation securing a further waiver or amendment of various provisions of its Credit Agreement, including the EBITDA and leverage ratio covenants, or refinancing or repaying such debt before January 31, 2004 in the event such waiver or amendment is not secured; and

   (xxii) the Company's plan to refinance Products Corporation's debt maturing in 2005.

     Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K to the Commission (which, among other places, can be found on the Commission's website at http://www.sec.gov), as well as on the Company's website at www.revloninc.com. The information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forwardlooking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

     (i) difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;

     (ii) difficulties or delays in developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;

     (iii) difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development process;

     (iv) difficulties or delays in implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays, selectively adjust prices on certain of its products, improve stock levels by enhancing merchandiser coverage and/or reduce damages by continuing to develop the Company's tamper evident program;

     (v) difficulties or delays in implementing comprehensive programs to train the Company's employees;

     (vi) unanticipated circumstances or results affecting the Company's financial performance, including changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

    (vii) the effects of and changes in political and/or economic conditions, including inflation, monetary conditions and military actions, and in trade, monetary, fiscal and tax policies in international markets;

   (viii) unanticipated costs or difficulties or delays in completing projects associated with the stabilization and growth phase of the Company's plan or lower than expected revenues over the long term as a result of such plan;

     (ix) difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

     (x) lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties or the unavailability of funds under Products Corporation's Credit Agreement, the Mafco Loans or the $50 million Series C preferred stock investment, if any, or from the Rights Offering;

     (xi) higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs or debt service payments;

    (xii) combinations among the Company's significant customers or the loss, insolvency or failure to pay debts by a significant customer or customers;

   (xiii) competitive responses to the implementation of the Company's plan;

    (xiv) difficulties, delays or unexpected costs in sourcing raw materials or components, and with respect to Europe, products;

     (xv) difficulties, delays or unanticipated costs or effects arising from the Company's supply arrangement with its principal European supplier and resolving the production difficulties with such supplier;

    (xvi) interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

   (xvii) actual events varying from the assumptions and estimates underlying the Company's critical accounting policies;

  (xviii) unanticipated effects of the Company's adoption of certain new accounting standards;

    (xix) difficulties or delays in the Company's receiving payment of certain contingent deferred purchase price in connection with the sale of certain assets;

     (xx) difficulties, delays or the inability of the Company to consummate the Rights Offering;

    (xxi) difficulties, delays or inability to secure a further waiver or amendment of the EBITDA and leverage ratio covenants under the Credit Agreement or refinancing or repaying such debt on or before January 31, 2004 in the event such waiver or amendment is not secured; and

   (xxii) difficulties, delays or the inability of the Company to refinance Products Corporation's debt maturing in 2005.

     Factors other than those listed above could cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS

     The Company's corporate website address is www.revloninc.com. The Company makes available, free of charge, on such website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this Report:

     (1) Consolidated Financial Statements and Independent Auditors' Report included herein:
          See Index on page F-1.

     (2)  Financial Statement Schedule:
          See Index on page F-1.
          All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.

     (3)  List of Exhibits:

2.          PLAN OF ACQUISITION ETC.

2.1 Investment Agreement, dated as of February 5, 2003 among Revlon, Inc., Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003 (the "Products Corporation February 2003 Form 8-K"))

3.          CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1         Amended and Restated Certificate of Incorporation of Revlon, Inc.
            dated March 4, 1996 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended March 31, 1996).

3.2 Amended and Restated By-laws of Revlon, Inc., dated as of June 30, 2001 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2001 (the "Revlon 2001 Second Quarter Form 10-Q")).

3.3 Certificate of Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock of Revlon, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on October 11, 2001, File No. 333- 71378).

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

4.2 Revlon Pledge Agreement, dated as of November 30, 2001, between Revlon, Inc., as pledgor, in favor of Wilmington Trust Company, as note collateral agent (the "Note Collateral Agent") (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Products Corporation for the year ended December 31, 2001 (the "Products Corporation 2001 Form 10- K")).

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

4.14 Company Patent Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.14 to the Products Corporation 2001 Form 10-K).

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

4.17 Subsidiary Trademark Security Agreement, dated as of November 30, 2001, between Charles of the Ritz Group, Ltd., as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.17 to the Products Corporation 2001 Form 10- K).

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

4.20        Indenture, dated as of February 1, 1998, between Revlon Escrow Corp.
            ("Revlon Escrow") and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the "Products Corporation March 1998 Form S-1")).

4.21 Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 5/8% Senior Subordinated Notes Due 2008 (the "8 5/8% Senior Subordinated Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Products Corporation March 1998 Form S-1).

4.22 First Supplemental Indenture, dated April 1, 1998, among Products Corporation, Revlon Escrow, and the Trustee, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation March 1998 Form S-1).

4.23 First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and the Trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to
            Exhibit 4.4 to the Products Corporation March 1998 Form S-1).

4.24 Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as Trustee, relating to Products Corporation's 9% Senior Notes due 2006 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 1998).

4.25 Second Amended and Restated Credit Agreement, dated as of November 30, 2001, among Products Corporation, the subsidiaries of Products Corporation parties thereto, the lenders parties thereto, the Co-Agents parties thereto, Citibank, N.A., as documentation agent, J.P. Morgan Securities Inc., as sole arranger and bookrunner, and JPMorgan Chase Bank, as administrative agent (the "Second Amended and Restated Credit Agreement") (incorporated by reference to
            Exhibit 4.1 to the Products Corporation November 2001 Form 8-K).

4.26 First Amendment dated May 31, 2002 to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit
            10.18 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2002).

4.27 Second Amendment and First Waiver Agreement dated as of February 5, 2003 to the Second Amended and Restated Credit Agreement (incorporated by reference to 10.19 to the Products Corporation February 2003 Form 8-K).

10.         MATERIAL CONTRACTS.

10.1 Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, National Health Care Group, Inc., Charles of the Ritz Group Ltd., Products Corporation and Revlon, Inc. (incorporated by reference to
            Exhibit 10.1 to Amendment No. 1 to the Revlon, Inc. Registration Statement on Form S-1 filed with the Commission on June 29, 1992, File No. 33- 47100).

10.2 Tax Sharing Agreement, entered into as of June 24, 1992, among Mafco Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Products Corporation 2001 Form 10-K).

10.3 Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (incorporated by reference to
            Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 of Revlon, Inc.).

10.4 Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).

10.5 Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff (the "Greeff Employment Agreement")(incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Revlon, Inc.).

10.6 Amendment dated June 18, 2001 to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).

10.7 Employment Agreement, effective as of August 1, 2001, between Products Corporation and Paul E. Shapiro (incorporated by reference to Exhibit 10.7 to the Products Corporation 2001 Form 10-K).

*10.8       Revlon Executive Bonus Plan (Amended and Restated as of September 1,
            2002).

10.9 Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for year ended December 31, 1998 of Revlon, Inc.).

*10.10      Executive Supplemental Medical Expense Plan Summary dated July 2000.

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

*10.13      Revlon Executive Severance Policy as amended July 1, 2002.

10.14 Revlon, Inc. Fourth Amended and Restated 1996 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91038).

10.15 Purchase Agreement, dated as of February 18, 2000, by and among Revlon, Inc., Products Corporation, REMEA 2 B.V., Revlon Europe, Middle East and Africa, Ltd., Revlon International Corporation, Europeenne de Produits de Beaute S.A., Deutsche Revlon GmbH & Co. K.G., Revlon Canada, Inc., Revlon de Argentina, S.A.I.C., Revlon South Africa (Proprietary) Limited, Revlon (Suisse) S.A., Revlon Overseas Corporation C.A., CEIL Comercial, Exportadora, Industrial Ltda., Revlon Manufacturing Ltd., Revlon Belgium N.V., Revlon (Chile) S.A., Revlon (Hong Kong) Limited, Revlon, S.A., Revlon Nederland B.V., Revlon New Zealand Limited, European Beauty Products S.p.A. and Beauty Care Professional Products Luxembourg, S.a.r.l. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Revlon, Inc.).

10.16 Purchase and Sale Agreement dated as of July 31, 2001 by and between Holdings and Revlon, Inc. relating to the Charles of the Ritz business (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).

10.17 Senior Unsecured Multiple-Draw Term Loan dated as of February 5, 2003, between MacAndrews & Forbes and Products Corporation (incorporated by reference to Exhibit 10.17 to the Products Corporation February 2003 Form 8-K).

10.18 Senior Unsecured Supplemental Line of Credit Agreement, dated as of February 5, 2003, between MacAndrews & Forbes and Products Corporation (incorporated by reference to Exhibit 10.18 of the Products Corporation February 2003 Form 8-K).

21.         SUBSIDIARIES.

*21.1       Subsidiaries of Revlon, Inc.

23.         CONSENTS OF EXPERTS AND COUNSEL.

*23.1       Consent of KPMG LLP.

24.         POWERS OF ATTORNEY.

*24.1       Power of Attorney executed by Ronald O. Perelman.

*24.2       Power of Attorney executed by Howard Gittis.

*24.3       Power of Attorney executed by Donald G. Drapkin.

*24.4       Power of Attorney executed by Meyer Feldberg.

*24.5       Power of Attorney executed by Vernon E. Jordan, Jr.

*24.6       Power of Attorney executed by Edward J. Landau

*24.7       Power of Attorney executed by Linda Gosden Robinson.

*24.8       Power of Attorney executed by Terry Semel.

*24.9       Power of Attorney executed by Martha Stewart.

99.         ADDITIONAL EXHIBITS.

*99.1 Certification of Jack L. Stahl, Chief Executive Officer, dated March 21, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of The Sarbanes-Oxley Act of 2002.

*99.2 Certification of Douglas H. Greeff, Chief Financial Officer, dated March 21, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)  Reports on Form 8-K. None

                         REVLON, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report ...................................................................................F-2

AUDITED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2002 and 2001 ...................................................F-3
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002 ...............................................................................F-4
Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss for each of the years in the three-year period ended December 31, 2002 ................................................................F-5
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002 ...............................................................................F-6
Notes to Consolidated Financial Statements .....................................................................F-7

FINANCIAL STATEMENT SCHEDULE:

Schedule II--Valuation and Qualifying Accounts .................................................................F-47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

                                                                        KPMG LLP

New York, New York
March 12, 2003

                         REVLON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                               DECEMBER 31,         DECEMBER 31,
                 ASSETS                                                            2002                2001
                                                                              --------------      --------------
Current assets:
   Cash and cash equivalents .............................................   $      85.8           $    103.3
   Marketable securities .................................................             -                  2.2
   Trade receivables, less allowances of $24.0
      and $15.4, respectively ............................................         212.3                203.9
   Inventories ...........................................................         128.1                157.9
   Prepaid expenses and other ............................................          39.6                 45.6
                                                                              --------------      --------------
      Total current assets ...............................................         465.8                512.9
Property, plant and equipment, net .......................................         133.4                142.8
Other assets .............................................................         154.4                156.0
Goodwill, net ............................................................         185.9                185.9
                                                                              --------------      --------------
      Total assets .......................................................   $     939.5           $    997.6
                                                                              ==============      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Short-term borrowings - third parties .................................   $      25.0            $    17.5
   Accounts payable ......................................................          92.9                 87.0
   Accrued expenses and other ............................................         392.3                281.3
                                                                              --------------      --------------
     Total current liabilities ...........................................         510.2                385.8
Long-term debt - third parties ...........................................       1,726.0              1,619.5
Long-term debt - affiliates ..............................................          24.1                 24.1
Other long-term liabilities ..............................................         320.0                250.9

Stockholders' deficiency:
   Preferred stock, par value $.01 per share; 20,000,000
     shares authorized, 546 shares of Series A Preferred Stock
     issued and outstanding ..............................................          54.6                 54.6
   Preferred stock, par value $.01 per share; 20,000,000
     shares authorized, 4,333 shares of Series B Convertible
     Preferred Stock issued and outstanding ..............................             -                    -
   Class B Common Stock, par value $.01 per share; 200,000,000
     shares authorized, 31,250,000 issued and outstanding ................           0.3                  0.3
   Class A Common Stock, par value $.01 per share; 350,000,000 shares authorized, 20,516,135 issued and
     outstanding, respectively ...........................................           0.2                  0.2
   Capital deficiency ....................................................        (201.3)              (201.3)
   Accumulated deficit since June 24, 1992 ...............................      (1,361.9)            (1,075.4)
   Accumulated other comprehensive loss ..................................        (132.7)               (61.1)
                                                                              --------------      --------------
     Total stockholders' deficiency ......................................      (1,640.8)            (1,282.7)
                                                                              --------------      --------------
     Total liabilities and stockholders' deficiency ......................    $    939.5            $   997.6
                                                                              ==============      ==============


          See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             2002              2001               2000
                                                                         ------------      ------------     -------------

Net sales .....................................................       $    1,119.4      $    1,277.6      $    1,409.4
Cost of sales .................................................              503.7             544.2             574.3
                                                                         ------------      ------------     -------------
  Gross profit ................................................              615.7             733.4             835.1
Selling, general and administrative expenses ..................              717.0             679.2             765.1
Restructuring costs and other, net ............................               13.6              38.1              54.1
                                                                         ------------      ------------     -------------

  Operating (loss) income .....................................             (114.9)             16.1              15.9
                                                                         ------------      ------------     -------------

Other expenses (income):
  Interest expense ............................................              159.0             140.5             144.5
  Interest income .............................................               (3.5)             (3.9)             (2.1)
  Amortization of debt issuance costs .........................                7.7               6.2               5.6
  Foreign currency losses, net ................................                1.4               2.2               1.6
  Loss (gain) on sale of product line, brands and facilities, net              1.0              14.4             (10.8)
  Loss on early extinguishment of debt ........................                 --               3.6            --
  Miscellaneous, net ..........................................                1.2               2.7              (1.8)
                                                                         ------------      ------------     -------------
    Other expenses, net .......................................              166.8             165.7             137.0
                                                                         ------------      ------------     -------------

Loss before income taxes ......................................             (281.7)           (149.6)           (121.1)

Provision for income taxes ....................................                4.8               4.1               8.6
                                                                         ------------      ------------     -------------

Net loss ......................................................       $     (286.5)     $     (153.7)     $     (129.7)
                                                                        ============      ===========       =============

Basic and diluted loss per common share:
  Net loss per common share ...................................       $      (5.49)     $      (2.94)     $      (2.49)
                                                                        ============      ===========       =============

Weighted average number of common shares outstanding:
  Basic and diluted ...........................................         52,199,468        52,199,349        52,166,980
                                                                        ============      ===========       =============

          See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
                              (dollars in millions)

                                                                                                  ACCUMULATED
                                                                                                    OTHER             TOTAL
                                                 PREFERRED   COMMON      CAPITAL    ACCUMULATED  COMPREHENSIVE     STOCKHOLDERS'
                                                   STOCK     STOCK      DEFICIENCY    DEFICIT        LOSS (a)       DEFICIENCY
                                                 ---------  --------    ----------  ----------- ------------------ -------------

Balance, January 1, 2000 .....................  $ 54.6      $0.5         $ (210.0)   $  (792.0)       $   (68.1)   $ (1,015.0)
  Issuance of common stock ...................                                1.1                                         1.1
  Net distribution from affiliate ............                               (1.4)(c)                                    (1.4)
  Comprehensive loss:
    Net loss .................................                                          (129.7)                        (129.7)
    Adjustment for minimum
     pension liability .......................                                                              1.3           1.3
    Loss on marketable securities ............                                                              3.8(b)        3.8
    Currency translation adjustment ..........                                                             33.2(b)       33.2
                                                                                                                   -------------
  Total comprehensive loss ...................                                                                          (91.4)
                                                 ---------  --------    ----------  ----------- ------------------ -------------

Balance, December 31, 2000 ...................    54.6       0.5           (210.3)      (921.7)           (29.8)     (1,106.7)
  Net distribution from affiliate ............                               (1.0)(c)                                    (1.0)
  Capital contribution from indirect parent ..                               10.0                                        10.0
  Comprehensive loss:
    Net loss .................................                                          (153.7)                        (153.7)
    Adjustment for minimum
     pension liability .......................                                                            (42.5)        (42.5)
    Revaluation of foreign currency forward
     exchange contracts ......................                                                              0.1           0.1
    Currency translation adjustment ..........                                                             11.1(b)       11.1
                                                                                                                   -------------
  Total comprehensive loss ...................                                                                         (185.0)
                                                 ---------  --------    ----------  ----------- ------------------ -------------

Balance, December 31, 2001 ...................    54.6       0.5           (201.3)    (1,075.4)           (61.1)     (1,282.7)
  Comprehensive loss:
    Net loss .................................                                          (286.5)                        (286.5)
    Adjustment for minimum
     pension liability .......................                                                            (67.5)        (67.5)
    Revaluation of foreign currency forward
     exchange contracts ......................                                                             (0.1)         (0.1)
  Currency translation adjustment ............                                                             (4.0)         (4.0)
                                                                                                                   -------------
  Total comprehensive loss ...................                                                                         (358.1)
                                                 ---------  --------    ----------  ----------- ------------------ -------------

Balance, December 31, 2002 ...................  $ 54.6      $0.5         $ (201.3)   $(1,361.9)       $  (132.7)   $ (1,640.8)
                                                 =========  ========    ==========  =========== ================== =============


--------------

(a) Accumulated other comprehensive loss includes unrealized gains on revaluations of foreign currency forward exchange contracts of $0.1 for 2001, cumulative net translation losses of $19.1, $15.1 and $26.2 for 2002, 2001 and 2000, respectively, and adjustments for the minimum pension liability of $113.6, $46.1 and $3.6 for 2002, 2001 and 2000, respectively.

(b) The change in the currency translation adjustment as of December 31, 2001 and December 31, 2000 includes a reclassification adjustment of $7.1 and $48.3, respectively, for realized losses on foreign currency adjustments associated primarily with the sale of the Colorama brand in Brazil and the sale of the Company's worldwide professional products line and for marketable securities, respectively. Other comprehensive loss in 2000 includes $3.8 in realized losses on marketable securities.

(c) Represents net distributions in capital from the Charles of the Ritz business (See Note 15).

          See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          2002           2001               2000
                                                                           -----------    ------------      -----------
Net loss ..............................................................   $   (286.5)    $   (153.7)       $    (129.7)
Adjustments to reconcile net loss to net cash
  (used for) provided by operating activities:
  Depreciation and amortization .......................................        118.9          115.1              126.9
  Loss on early extinguishment of debt ................................            -            3.6                  -
  Gain on sale of marketable securities ...............................            -           (2.2)                 -
  Loss (gain) on sale of product line, brand and certain assets, net ..          1.0           14.4              (13.2)
  Change in assets and liabilities, net of acquisitions and dispositions:
    (Increase) decrease in trade receivables ..........................         (9.4)           5.9               29.1
    Decrease in inventories ...........................................         30 3           10.2               32.8
    Decrease (increase) in prepaid expenses and
      other current assets ............................................          3.7           (2.3)              18.8
    Increase (decrease) in accounts payable ...........................          6.3            4.4              (21.0)
    Increase (decrease) in accrued expenses and other
      current liabilities .............................................         98.4          (42.5)             (80.7)
  Purchase of permanent displays ......................................        (66.2)         (44.0)             (51.4)
  Other, net ..........................................................         (8.8)           4.6                4.4
                                                                           -----------    ------------      -----------
Net cash used for operating activities ................................       (112.3)         (86.5)             (84.0)
                                                                           -----------    ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................................        (16.0)         (15.1)             (19.0)
Sale of marketable securities .........................................          1.8              -                  -
Proceeds from the sale of product line, brand and certain assets ......            -          102.3              344.1
Acquisition of technology rights ......................................            -              -               (3.0)
                                                                           -----------    ------------      -----------
Net cash (used for) provided by investing activities ..................        (14.2)          87.2              322.1
                                                                           -----------    ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings - third parties ......          8.0          (11.3)              (2.7)
Proceeds from the issuance of long-term debt - third parties ..........        175.6          698.5              339.1
Repayment of long-term debt - third parties ...........................        (73.0)        (614.0)            (538.7)
Net distribution from affiliate .......................................            -           (1.0)              (1.4)
Payment of debt issuance costs ........................................         (0.3)         (25.9)                 -
                                                                           -----------    ------------      -----------
Net cash provided by (used for) financing activities ..................        110.3           46.3             (203.7)
                                                                           -----------    ------------      -----------
Effect of exchange rate changes on cash and cash equivalents ..........         (1.3)             -               (3.5)
                                                                           -----------    ------------      -----------
  Net (decrease) increase in cash and cash equivalents ................        (17.5)          47.0               30.9
  Cash and cash equivalents at beginning of period ....................        103.3           56.3               25.4
                                                                           -----------    ------------      -----------
  Cash and cash equivalents at end of period ..........................     $   85.8      $   103.3          $    56.3
                                                                           ===========    ============      ===========
Supplemental schedule of cash flow information:
  Cash paid during the period for:
    Interest ..........................................................     $  155.2      $   134.6          $   141.3
    Income taxes, net of refunds ......................................          3.6            3.4                4.7
Supplemental schedule of noncash financing activities:
  Noncash capital contribution from indirect parent pursuant to the
    amended tax sharing agreement .....................................     $      -      $    10.0          $      -
  Issuance of common stock.............................................            -              -               1.1

          See Accompanying Notes to Consolidated Financial Statements.

                          REVLON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in millions, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     Revlon, Inc. (and together with its subsidiaries, the "Company") conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries ("Products Corporation"). The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. Prior to March 30, 2000, the Company sold professional products for use in and resale by professional salons. On March 30, 2000, the Company sold its professional products line and on May 8, 2000 sold the Plusbelle brand in Argentina. On July 16, 2001 the Company sold the Colorama brand in Brazil. (See Note 3). The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group.

     Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and its only material asset has been all of the outstanding capital stock of Products Corporation. As such, its net
(loss) income has historically consisted predominantly of the net (loss) income of Products Corporation and in 2002, 2001 and 2000 included approximately $5.9, $2.6 and $1.7, respectively, in expenses incidental to being a public holding company.

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

     In November 2001, the FASB Emerging Issues Task Force (the "EITF") reached consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new Guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001, and accordingly, all prior period financial statements reflect the implementation of the earlier portion of the Guidelines. The second portion of the Guidelines (formerly EITF Issue 00-25) addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Certain promotional payments that were classified in SG&A expenses are now classified as a reduction of net sales. The impact of the adoption of the second portion of the Guidelines on the consolidated financial statements reduced both net sales and SG&A expenses by equal and offsetting amounts. Such adoption did not have any impact on the Company's reported operating loss or net loss. The Company adopted the second portion of the Guidelines effective January 1, 2002, and accordingly, all prior period financial statements reflect the implementation of the second portion of the Guidelines. The impact on net sales, gross profit and selling, general and administrative expenses ("SG&A") as a result of adopting the second portion of these new Guidelines was a reduction to net sales and gross profit of $43.9 and a reduction of SG&A expenses of $43.9 in 200l, respectively, and a reduction to net sales and gross profit of $38.4 and a reduction of SG&A expenses of $38.4 in 2000, respectively.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement No. 145, among other things, rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that

Statement, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Statement No. 4 required that gains and losses from extinguishment of debt be classified as extraordinary items, if material. Under Statement No. 145, extinguishment of debt should usually not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The Company is required to adopt the provisions of Statement No. 145 effective January 1, 2003, although earlier adoption is permitted. The Company reclassified the extraordinary item for early extinguishment of debt of $3.6 incurred in the fourth quarter of 2001 to other expenses on the Company's consolidated statements of operations as it is no longer considered to meet the extraordinary item classification criteria in APB No. 30.

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

     During 2002 the Company recorded expenses of $104.2 (of which $99.3 was recorded in the fourth quarter of 2002) related to various aspects of the stabilization and growth phase of the Company's plan, primarily stemming from higher sales returns and inventory writedowns from a selective reduction of SKUs, reduced distribution of the Ultima II brand, higher allowances stemming from selective price adjustments on certain products, higher professional expenses associated with the development of, research in relation to, and execution of the stabilization and growth phase of the Company's plan, and writedowns associated with reconfiguring existing wall displays at the Company's retail customers.

CASH AND CASH EQUIVALENTS:

     Cash equivalents (primarily investments in time deposits, which have original maturities of three months or less) are carried at cost, which approximates fair value. Approximately $22.9 and $15.3 was restricted and supported short-term borrowings at December 31, 2002 and 2001, respectively. (See Note 8).

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

     Included in other assets are net permanent wall displays amounting to approximately $85.2 and $91.8 as of December 31, 2002 and 2001, respectively, which are amortized over 3 to 5 years. Beginning in the first quarter of 2002, the Company decided to roll out new permanent wall displays, replacing existing permanent wall displays at an accelerated rate. As a result, the useful lives of those permanent wall displays to be replaced were shortened to their new estimated useful lives, resulting in accelerated amortization of approximately $11 during 2002. The cost of the new wall displays will be amortized over a 3-year life. The Company has included in other assets net costs related to the issuance of its debt instruments amounting to approximately $26.7 and $33.3 as of December 31, 2002 and 2001, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included in other assets trademarks, net, of $7.4 and $6.8 as of December 31, 2002 and 2001, respectively, and patents, net, of $4.7 and $5.8 as of December 31, 2002 and 2001, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 to 17 years. Amortization expense for patents and trademarks for 2002, 2001 and 2000 was $2.0, $1.5 and $1.5, respectively. The Company's trademarks and patents continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2007.

     In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long- Lived Assets". Statement 144 addresses financial accounting and reporting for the impairment or disposal of longlived assets. Statement No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company adopted the provisions of Statement 144 effective January 1, 2002 and such adoption had no effect on its financial statements.

INTANGIBLE ASSETS RELATED TO BUSINESSES ACQUIRED:

     Intangible assets related to businesses acquired principally represent goodwill. In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at January 1, 2002. The Company has also evaluated the lives of all of its intangible assets. As a result of this evaluation, the Company has determined that none of its intangible assets, other than goodwill, have indefinite lives and that the existing useful lives are appropriate. The amounts outstanding for these intangible assets at December 31, 2002 and December 31, 2001 were as follows: for trademarks, net, $7.4 and $6.8, respectively; for patents, net, $4.7 and $5.8, respectively (both of which are included in other assets); and for goodwill, net, $185.9 at both December 31, 2002 and December 31, 2001. Accumulated amortization aggregated $117.1 at both December 31, 2002 and 2001. Goodwill represents excess purchase price over the fair value of assets acquired. Amortization of goodwill ceased on January 1, 2002 upon adoption of Statement 142. Excluding amortization expense related to goodwill of $7.7 and $9.0 recognized during 2001 and 2000, respectively, net loss and basic and diluted loss per common share would have been $146.0 and $2.80 and $120.7 and $2.31, respectively. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over 40 years.

REVENUE RECOGNITION:

     The Company recognizes net sales upon shipment of merchandise. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and to inventories. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations.

     Cost of sales includes all of the costs to manufacture the Company's products. For products manufactured in the Company's own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to net realizable value. These costs are reflected in the statement of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of its recoverable value. Additionally, cost of sales reflects the costs associated with free products. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

     SG&A expenses include expenses to advertise the Company's products, such as television advertising production costs and air-time costs, print advertising costs, promotional displays and consumer promotions. SG&A also includes the amortization of permanent wall displays and intangible assets, distribution costs (such as freight and handling), non-manufacturing overhead, principally personnel and related expenses, insurance and professional fees.

ACCOUNTS RECEIVABLE:

     Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2002 and 2001. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received.

INCOME TAXES:

     Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Revlon, Inc., for federal income tax purposes, is included in the affiliated group of which Mafco Holdings is the common parent, and Revlon, Inc.'s federal taxable income and loss is included in such group's consolidated tax return filed by Mafco Holdings. Revlon, Inc. also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. For all periods presented, federal, state and local income taxes are provided as if the Company filed its own income tax returns. On June 24, 1992, Revlon Holdings Inc. (a Delaware corporation which in 2002 converted into a Delaware limited liability company known as Revlon Holdings LLC ("Holdings") and which is an affiliate and an indirect wholly-owned subsidiary of Mafco Holdings), the Company and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement, which is described in Notes 12 and 15.

PENSION AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

     The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet the respective plan's eligibility requirements. For plans in the U.S., the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended, is contributed annually. Various subsidiaries outside the U.S. have retirement plans under which funds are deposited with trustees or reserves are provided.

     The Company accounts for benefits such as severance, disability and health insurance provided to former employees prior to their retirement when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

RESEARCH AND DEVELOPMENT:

     Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2002, 2001 and 2000 were $23.3, $24.4 and $27.3, respectively.

FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of foreign operations are generally translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in a foreign entity. Foreign subsidiaries and branches operating in hyperinflationary economies translate non-monetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

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

     The Revlon, Inc. Class A common stock, par value $.01 per share (the "Class A Common Stock") and the Revlon, Inc. Class B common stock, par value $.01 per share (the "Class B Common Stock") (collectively with the Class A Common Stock, the "Common Stock"), vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. All of the shares of Class B Common Stock are owned by REV Holdings LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Mafco Holdings, which was formerly a Delaware corporation known as REV Holdings Inc. ("REV Holdings"). Mafco Holdings beneficially owns shares of Common Stock having approximately 97% of the combined voting power of the outstanding shares of Common Stock. The holders of the Company's two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by the Board. Each outstanding share of Class B Common Stock is convertible into one share of Class A Common Stock.

     The Company designated 1,000 shares of Preferred Stock as the Series A Preferred Stock, of which 546 shares are outstanding and held by REV Holdings. The holder of the Series A Preferred Stock is not entitled to receive any dividends. The Series A Preferred Stock is entitled to a liquidation preference of $100,000 per share before any distribution is made to the holders of Common Stock. The holder of the Series A Preferred Stock does not have any voting rights, except as required by law. The Series A Preferred Stock may be redeemed at any time by the Company, at its option, for $100,000 per share. However, the terms of Products Corporation's various debt agreements currently restrict Revlon, Inc.'s ability to effect such redemption by generally restricting the amount of dividends or distributions Products Corporation can pay to Revlon, Inc.

     The Company designated 4,333 shares of Preferred Stock as the Series B Convertible Preferred Stock (the "Series B Preferred Stock"), all of which are outstanding and held by REV Holdings. The Series B Preferred Stock is entitled to receive dividends if the Company declares or pays any dividends on the Company's Class A Common Stock in an amount per share of Series B Preferred Stock as if the shares of Series B Preferred Stock had been converted into the Company's Class A Common Stock entitled to such dividend (provided that in February 2003 REV Holdings waived its rights to receive any subscription rights in the Rights Offering (as defined in Note 20)). The Series B Preferred Stock is entitled to a liquidation preference of $720.0554 per share plus the amount of declared but unpaid dividends as of the date of any liquidation, dissolution or winding up of the Company before any distributions are made to the holders of Common Stock. Each of the outstanding 4,333 shares of Series B Preferred Stock of Revlon, Inc. is entitled to 100 votes and is convertible into 100 shares of Class A Common Stock. At its option, the Company may redeem the Series B Preferred Stock at any time for $720.0554 per share. However, the terms of Products Corporation's various debt agreements currently restrict Revlon, Inc.'s ability to effect such redemption by generally restricting the amount of dividends or distributions Products Corporation can pay to Revlon, Inc.


STOCK-BASED COMPENSATION:

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation, which is more fully described in Note 14 as required under the disclosure provisions of Statement No. 123:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                           2002              2001              2000
                                                                      --------------  ---------------   ---------------
Net loss as reported .............................................   $     (286.5)     $     (153.7)    $      (129.7)
Add: Stock-based employee compensation
 included in reported net loss ....................................           1.7               0.6               -
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards ..........          (6.9)            (10.2)            (11.0)
                                                                      --------------  ---------------   ---------------
Pro forma net loss ...............................................   $     (291.7)     $     (163.3)    $      (140.7)
                                                                      ==============  ===============   ===============

Basic and diluted loss per common share:
 As reported ......................................................  $      (5.49)     $      (2.94)    $       (2.49)
                                                                      ==============  ===============   ===============
 Pro forma ........................................................  $      (5.59)     $      (3.13)    $       (2.70)
                                                                      ==============  ===============   ===============


     The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

DERIVATIVE FINANCIAL INSTRUMENTS:

     On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of Other Comprehensive Income and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion (representing the extent that the change in fair value of the hedges does not completely offset the change in the anticipated net payments being hedged) is recognized in earnings as it occurs. If a derivative instrument designated as a hedge is terminated, the unrecognized fair value of the hedge previously recorded in accumulated other comprehensive income (loss) is recognized in earnings when the hedged transaction is recognized in earnings. If the transaction being hedged is terminated, the unrecognized fair value of the Company's related hedge instrument is recognized in earnings at that time. There was no cumulative effect recognized for adopting this accounting change.

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

     The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the exposure of adverse effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). During 2002, the Company entered into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2002 was $10.8. The fair value of the foreign currency forward exchange contracts outstanding at December 31, 2002 was nil.

     The amount of the hedges' ineffectiveness for the year ended December 31, 2002 recorded in the Consolidated Statements of Operations was not significant.

ADVERTISING AND PROMOTION:

     Costs associated with advertising and promotion are expensed when incurred. Television advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $281.2, $272.9 and $268.7 for 2002, 2001 and 2000, respectively.

     The Company has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap replacement, shelf replacement costs and slotting fees are expensed as incurred and are netted against revenues on the Company's Consolidated Statements of Operations.

DISTRIBUTION COSTS:

     Costs, such as freight and handling costs, associated with distribution are expensed within SG&A when incurred. Distribution costs were $56.5, $65.9 and $78.4 for 2002, 2001 and 2000, respectively.

2. RESTRUCTURING COSTS AND OTHER, NET

     In the fourth quarter of 1999, the Company continued to restructure its organization and began a new program in line with its original restructuring plan developed in late 1998, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the U.S., including certain operations in Japan. In the first quarter of 2000, the Company recorded a charge of $9.5 relating to the 1999 restructuring program that began in the fourth quarter of 1999, principally for additional employee severance and other personnel benefits and to restructure certain operations outside the U.S. The Company continued to implement the 1999 restructuring program during the second quarter of 2000 during which it recorded a charge of $5.1, principally for exiting certain operations in Japan and for additional employee severance and other personnel benefits.

     During the third quarter of 2000, the Company continued to re-evaluate its organizational structure. As part of this re-evaluation, the Company initiated a new restructuring program in line with the original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The Company recorded a charge of $13.7 in the third quarter of 2000 for programs begun in such quarter, as well as for the expanded scope of programs previously commenced. The 2000 restructuring program focused on the Company's plans to close its manufacturing operations in Phoenix, Arizona and Mississauga, Canada and to consolidate its cosmetics production into its plant in Oxford, North Carolina. The 2000 restructuring program also includes the remaining obligation for excess leased real estate in the Company's headquarters, consolidation costs associated with the Company closing its facility in New Zealand, and the elimination of several domestic and international executive and operational positions, each of which were effected to reduce and streamline corporate overhead costs. In the fourth quarter of 2000, the Company recorded a charge of $25.8 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and to consolidate the Company's worldwide operations.

     During 2001, the Company recorded a charge of $38.1 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and relocation and other costs related to the consolidation of the Company's worldwide operations. Included in the $38.1 charge for 2001 was an adjustment in the fourth quarter to previous estimates of approximately $6.6.

     During 2002, the Company continued to implement the 2000 restructuring program, as well as other restructuring actions, and recorded a charge of $13.6, principally for additional employee severance and other personnel benefits, primarily resulting from reductions in the Company's worldwide sales force, relocation and other costs related to the consolidation of the Company's worldwide operations.

     In connection with the 2000 restructuring program, termination benefits for 2,446 employees were included in the Company's restructuring charges, substantially all of whom have been terminated as of December 31, 2002.

The remaining employees from the 2000 restructuring program, as well as other restructuring actions, are expected to be terminated by December 31, 2003. Details of the activity described above during 2002, 2001 and 2000 are as follows:

                                              BALANCE                            UTILIZED, NET            BALANCE
                                             BEGINNING                        ----------------------        END
                                              OF YEAR      EXPENSES, NET         CASH       NONCASH       OF YEAR
                                           ------------- -----------------    ---------   ----------     ----------
            2002
-----------------------------
Employee severance and other
  personnel benefits ..................   $       15.1       $  10.1          $   (18.2)    $  -         $   7.0
Relocation ............................           -              0.6               (0.6)        -             -
Leases and equipment write-offs .......            7.4           1.7               (4.9)       (0.3)         3.9
Other obligations .....................            0.3           1.2               (0.6)        -            0.9
                                           ------------- -----------------    ---------   ----------     ----------
                                          $       22.8       $  13.6          $   (24.3)    $  (0.3)     $  11.8
                                           ============= =================    =========   ==========     ==========


           2001
-----------------------------
Employee severance and other
  personnel benefits ..................   $       28.6       $  27.5          $   (41.0)    $  -         $  15.1
Relocation ............................            -             3.8               (3.8)       -             -
Leases and equipment write-offs .......            5.9           5.6               (4.0)       (0.1)         7.4
Other obligations .....................            1.5           1.2               (2.4)        -            0.3
                                           ------------- -----------------    ---------   ----------     ----------
                                          $       36.0       $  38.1          $   (51.2)    $  (0.1)     $  22.8
                                           ============= =================    =========   ==========     ==========


            2000
-----------------------------
Employee severance and other
  personnel benefits .................    $       24.6       $  44.6          $   (39.5)    $  (1.1)     $   28.6
Leases and equipment write-offs ......             7.6           6.9               (3.4)       (5.2)          5.9
Other obligations ....................             1.8           2.6               (2.9)        -             1.5
                                           ------------- -----------------    ---------   ----------     ----------
                                          $       34.0       $  54.1          $   (45.8)    $  (6.3)     $   36.0
                                           ============= =================    =========   ==========     ==========

     In connection with the 2000 restructuring program, in the beginning of the fourth quarter of 2000, the Company decided to consolidate its manufacturing facility in Phoenix, Arizona into its manufacturing facility in Oxford, North Carolina. The plan was to relocate substantially all of the Phoenix equipment to the Oxford facility and commence production there over a period of approximately nine months which would allow the Company to fully staff the Oxford facility and to produce enough inventory through a combination of production in the Phoenix and Oxford facilities to meet supply chain demand as the Phoenix facility production lines were dismantled, moved across the country, and placed into service at the Oxford facility. Substantially all production at the Phoenix facility ceased by June 30, 2001, and the facility was sold. At the time the decision was made, the useful lives of the facility and production assets which would not be relocated to the Oxford facility were shortened to the nine-month period in which the Phoenix facility would continue production. The Company began depreciating the net book value of the Phoenix facility and production equipment in excess of their estimated salvage value over the estimated nine-month useful life. This resulted in the recognition of increased depreciation through September 30, 2001 of $6.1, which is included in cost of sales.

     As of December 31, 2002, 2001 and 2000, the unpaid balance of the restructuring costs are included in accrued expenses and other and other long-term liabilities in the Company's Consolidated Balance Sheets. The remaining balance at December 31, 2002 for employee severance and other personnel benefits of $7.0 are expected to be paid by the end of 2004, lease and equipment obligations of $3.9 are expected to be paid by the end of 2008 and other obligations of $0.9 are expected to be paid by the end of 2003.

3. DISPOSITIONS

     Described below are the principal sales of a product line, certain brands and facilities entered into by Products Corporations during 2002, 2001 and 2000:

     On March 30, 2000, Products Corporation completed the disposition of its worldwide professional products line, including professional hair care for use in and resale by professional salons, ethnic hair and personal care products, Natural Honey skin care and certain regional toiletries brands, for $315 in cash, before adjustments, plus $10 in purchase price payable in the future, contingent upon the purchasers' achievement of certain rates of return on their investment. The disposition involved the sale of certain of Products Corporation's subsidiaries throughout the world devoted to the professional products line, as well as assets dedicated exclusively or primarily to the lines being disposed. The worldwide professional products line was purchased by a company formed by CVC Capital Partners, the Colomer family and other investors, led by Carlos Colomer, a former manager of the line that was sold, following arms'-length negotiation of the terms of the purchase agreement, including the determination of the amount of the consideration. In connection with the disposition, the Company recognized a pre-tax and after-tax net gain of $13.4, consisting of $14.8 of a gain which was recorded in 2000 and $1.4 of additional costs which were recorded in the fourth quarter of 2001. Approximately $150.3 of the Net Proceeds (as defined in the Credit Agreement (as hereinafter defined)) were used to reduce the aggregate commitment under the 1997 Credit Agreement (as hereinafter defined).

     On May 8, 2000, Products Corporation completed the disposition of the Plusbelle brand in Argentina for $46.2 in cash. Approximately $20.7 of the Net Proceeds were used to reduce the aggregate commitment under the 1997 Credit Agreement. In connection with the disposition, the Company recognized a pre-tax and after-tax net loss of $4.8.

     In April 2001, Products Corporation sold land in Minami Aoyama near Tokyo, Japan and related rights for the construction of a building on such land (the "Aoyama Property") for approximately $28. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $0.8 during the second quarter of 2001.

     In May 2001, Products Corporation sold its Phoenix, Arizona facility for approximately $7 and leased it back through the end of 2001. After recognition of increased depreciation in the first quarter of 2001, the Company recorded a pre-tax and after-tax net loss on the sale of $3.7 in the second quarter of 2001, which is included in SG&A expenses.

     In July 2001, Products Corporation completed the disposition of its Colorama brand of cosmetics and hair care products, as well as Products Corporation's manufacturing facility located in Sao Paulo, Brazil, for approximately $57. Products Corporation used $22 of the Net Proceeds, after transaction costs and retained liabilities, to permanently reduce commitments under the 1997 Credit Agreement. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $6.7.

     In July 2001, Products Corporation completed the disposition of its subsidiary that owned and operated its manufacturing facility in Maesteg, Wales
(UK), including all production equipment. As part of this sale, Products Corporation entered into a long-term supply agreement with the purchaser pursuant to which the purchaser manufactured and supplied to Products Corporation cosmetics and personal care products for sale throughout Europe. In connection with such disposition, the Company recognized a pre-tax and after-tax net loss of $8.6.

     In October 2002, Products Corporation and its principal third party manufacturer for Europe and certain other international markets terminated the long-term supply agreement they had entered into in connection with Products Corporation's disposition of its Maesteg facility in July 2001, and they entered into a new, more flexible agreement. This new agreement has significantly reduced volume commitments, and, among other things, Products Corporation agreed to loan such supplier approximately $2.0 and the supplier can earn performance-based payments of approximately $6.3 over a 4-year period, contingent upon the supplier achieving specific production service level objectives. During 2002, the Company accrued $1.6 as a result of such supplier meeting the required production service level objectives. As part of terminating the long-term supply agreement the supplier released Products Corporation from its minimum purchase commitments under the old supply agreement, which were approximately $145.5 over the 8-year term of such agreement. In exchange, Products Corporation waived approximately $10.0 of deferred purchase price which otherwise would have been payable by the supplier to Products Corporation in connection with the July 2001 sale of the Maesteg facility (a portion of which was contingent on future events). Such deferred purchase price, absent such waiver, would have been payable by the supplier to Products Corporation over a 6-year period.

     In December 2001, Products Corporation sold a facility in Puerto Rico for approximately $4. In connection with such disposition, the Company recorded a pre-tax and after-tax net gain on the sale of $3.1 in the fourth quarter of 2001.

     In February 2002, Products Corporation completed the disposition of its Benelux business. As part of this sale, Products Corporation entered into a long-term distribution agreement with the purchaser pursuant to which the purchaser distributes the Company's products in Benelux. The purchase price consisted principally of the assumption of certain liabilities and a deferred purchase price contingent upon future results of up to approximately $4.7, which could be received over approximately a seven-year period. In connection with the disposition, the Company recognized a pre-tax and after-tax net loss of $1.0 in the first quarter of 2002.

4. INVENTORIES

                                                  DECEMBER 31,
                                       ------------------------------
                                            2002             2001
                                       ------------------------------
Raw materials and supplies .........   $     36.7        $    44.9
Work-in-process ....................         11.1             10.1
Finished goods .....................         80.3            102.9
                                       -------------   --------------
                                       $    128.1        $   157.9
                                       =============   ==============

     In the fourth quarter of 2002, the Company recorded a charge of $17.7 to write-down inventories related to the implementation of the stabilization and growth phase of its plan and reduced distribution of its Ultima II brand.

5. PREPAID EXPENSES AND OTHER
                                                  DECEMBER 31,
                                       ------------------------------
                                            2002             2001
                                       -------------   --------------
Prepaid expenses ....................   $  21.1         $      22.4
Asset held for sale .................       3.4                 3.4
Other ...............................      15.1                19.8
                                       -------------   --------------
                                        $  39.6         $      45.6
                                       =============   ==============



     The asset held for sale represents a building in Canada, which the Company decided to sell in 2001 as a result of the closing of its manufacturing facility in Canada. It is anticipated that such building will be sold in 2003.

6. PROPERTY, PLANT AND EQUIPMENT, NET

                                                                      DECEMBER 31,
                                                           ------------------------------
                                                                2002             2001
                                                           --------------    ------------
Land and improvements ..................................      $   2.2           $  2.4
Buildings and improvements .............................         80.5             79.8
Machinery and equipment and capitalized leases .........        124.1            112.5
Office furniture and fixtures and capitalized software .         99.9            108.8
Leasehold improvements .................................         18.1             18.3
Construction-in-progress ...............................         13.6             10.5
                                                           --------------    ------------
                                                                338.4            332.3
Accumulated depreciation ...............................       (205.0)          (189.5)
                                                           --------------    ------------
                                                              $ 133.4         $  142.8
                                                           ==============    ============



     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $34.5, $36.8 and $42.4, respectively. The Company has evaluated its management information systems and determined, among other things, to upgrade its systems. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. The additional amortization recorded in 2002 was $4.

7. ACCRUED EXPENSES AND OTHER

                                                      DECEMBER 31,
                                           ------------------------------
                                                2002             2001
                                           --------------    ------------
Sales returns and allowances .............  $  174.1           $  69.3
Advertising and promotional costs ........      59.2              60.5
Compensation and related benefits ........      63.2              61.6
Interest .................................      39.5              40.2
Taxes, other than federal income taxes ...      12.2               5.5
Restructuring costs ......................       8.3              18.9
Other ....................................      35.8              25.3
                                           --------------    ------------
                                            $  392.3           $ 281.3
                                           ==============    ============

8. SHORT-TERM BORROWINGS

     Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the Credit Agreement) aggregating $25.0 and $17.5 at December 31, 2002 and 2001, respectively. Interest rates on amounts borrowed under such short-term lines at December 31, 2002 and 2001 ranged from 2.5% to 6.5% and from 3.0% to 5.6%, respectively, excluding Latin American countries in which the Company had outstanding borrowings of approximately $1.7 and $1.2 at December 31, 2002 and 2001, respectively. Compensating balances at December 31, 2002 and 2001 were approximately $22.9 and $15.3, respectively. Interest rates on compensating balances at December 31, 2002 and 2001 ranged from 1.5% to 5.6% and 2.1% to 4.0%, respectively.

9. LONG-TERM DEBT

                                                                  DECEMBER 31,
                                                       ------------------------------
                                                            2002             2001
                                                       --------------    ------------
Credit facilities (a) ...............................    $  223 1           $  119 2
8 1/8% Senior Notes due 2006 (b) ....................       249.7              249.6
9% Senior Notes due 2006 (c) ........................       250.0              250.0
8 5/8% Senior Subordinated Notes due 2008 (d) .......       649.9              649.9
12% Senior Secured Notes due 2005 (e) ...............       353.3              350.8
Advances from Holdings (f) ..........................        24.1               24.1
                                                       --------------    ------------
                                                          1,750.1            1,643.6
Less current portion ................................           -                  -
                                                       --------------    ------------
                                                       $  1,750.1         $  1,643.6
                                                       ==============    ============


     (a) On November 30, 2001, Products Corporation entered into the Second Amended and Restated Credit Agreement (the "2001 Credit Agreement") with a syndicate of lenders, whose individual members change from time to time, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (the "1997 Credit Agreement"; the 2001 Credit Agreement and the 1997 Credit Agreement are sometimes referred to as the "Credit Agreement"). On November 26, 2001, prior to closing on the 2001 Credit Agreement, Products Corporation issued and sold in a private placement $363 in aggregate principal amount of 12% Senior Secured Notes due 2005 (the "Original 12% Notes"), receiving gross proceeds of $350.5 (see footnote (e) below) (the issuance of the Original 12% Notes and the 2001 Credit Agreement are referred to herein as the "2001 Refinancing Transactions"). Products Corporation used the proceeds from the Original 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Refinancing Transactions, and the balance was available for general corporate purposes. On June 21, 2002, the Original 12% Notes were exchanged for new 12% Senior Secured Notes due 2005 which have substantially identical terms as the Original 12% Notes (the "12% Notes"), except that the 12% Notes are registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933 (as amended, the "Securities Act") and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Notes. (See Note 19 for discussion of recent amendments to the Credit Agreement).

     The 2001 Credit Agreement, as of December 31, 2002, provides up to $248.7 and consists of a $116.6 term loan facility (the "Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "Multi-Currency Facility") (the Term Loan Facility and the Multi-Currency Facility being referred as the "Credit Facilities"). The Multi-Currency Facility is available (i) to Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) to Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0, $25.3 of which was issued but undrawn at December 31, 2002 and (iii) to Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"). At December 31, 2002 and 2001, the Company had $116.6 and $117.9, respectively, outstanding under the Term Loan Facility, and $131.8 ($25.3 of which was issued but undrawn letters of credit) and $28.6 ($27.3 of which was issued but undrawn letters of credit), respectively, outstanding under the Multi-Currency Facility.

     The Credit Facilities (other than loans in foreign currencies) bear interest as of December 31, 2002 at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 3.75%; or (B) the Eurodollar Rate plus 4.75% (which interest rate changed as a result of the amendment to the Credit Agreement discussed in Note19). Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate and otherwise at the Eurocurrency Rate, in each case plus 4.75%. Products Corporation pays to those lenders having multi-currency commitments a commitment fee of 0.75% of the average daily unused portion of the Multi-Currency Facility, which fee is payable quarterly in arrears. Under the Multi-Currency Facility, Products Corporation pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender), (ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans, (iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (c) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit (which fee is a portion of the Applicable Margin). Products Corporation also paid certain facility and other fees to the lenders and agents upon closing of the 2001 Credit Agreement. Prior to the termination date of the Credit Facilities, on each November 30 (commencing November 30, 2002) Products Corporation shall repay $1.25 in aggregate principal amount of the Term Loan Facility. Products Corporation made its applicable installment payment on November 30, 2002. In addition, prior to its termination, the commitments under the Credit Facilities will be reduced by: (i) the net proceeds in excess of $10.0 each year received during such year from sales of assets by Products Corporation or any of its subsidiaries (and in excess of an additional $15.0 in the aggregate during the term with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain proceeds from the sales of collateral security granted to the lenders, and (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt. The 2001 Credit Agreement will terminate on May 30, 2005. The weighted average interest rates on the Term Loan Facility and the Multi-Currency Facility were 7.75% and 7.81% at December 31, 2002, respectively, 7.75% and 8.49% at December 31, 2001, respectively, and 10.2% and 9.7% at December 31, 2000, respectively.

     The Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the Credit Facilities and the obligations under the aforementioned guarantees are secured, on a first-priority basis (and therefore entitled to payment out of the proceeds on any sale of the following collateral before the 12% Notes, which are secured on a second-priority basis), subject to certain limited exceptions, primarily by (i) a mortgage on Products Corporation's facility in Oxford, North Carolina; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries; (iii) domestic intellectual property and certain other domestic intangibles of Products Corporation and its domestic subsidiaries; (iv) domestic inventory, accounts receivable, equipment and certain investment property of Products Corporation and its domestic subsidiaries; and (v) the assets of certain foreign subsidiary borrowers under the Multi-Currency Facility (to support their borrowings only). The Credit Agreement provides that the liens on the stock and property referred to above may be shared from time to time, subject to certain limitations, on a first-priority basis, with specified types of other obligations incurred or guaranteed by Products Corporation, such as interest rate hedging obligations and working capital lines, and on a second-priority basis with Products Corporation's obligations under the 12% Notes.

     The Credit Agreement contains various material restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend, tax sharing and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, permitting Products Corporation to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company, and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such common stock to grantees under the Revlon, Inc. Amended and Restated 1996 Stock Plan (as may be amended and restated from time to time, the "Amended Stock Plan"), (iii) creating liens or other encumbrances on Products Corporation's or its domestic subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its domestic subsidiaries' assets except in the ordinary course of business, all subject to certain limited exceptions, including among others, permitting Products Corporation to create liens to secure Products Corporations' obligations under the 12% Notes, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain limited exceptions, (vi) making investments, subject to certain limited exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms'-length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants requiring Products Corporation to maintain specified cumulative EBITDA levels and limiting the leverage ratio of Products Corporation, which financial covenants, among the other amendments referred to in Note 19, the bank lenders under the Credit Agreement waived for the four quarters ended December 31, 2002, deleted for the first three quarters of 2003 and waived until January 31, 2004 for the fourth quarter of 2003. In addition, the amendment increased the maximum limit on capital expenditures (as defined in the Credit Agreement) to $115 for 2003 and includes a minimum liquidity covenant requiring Products Corporation to maintain a minimum of $20 in liquidity from all available sources at all times.

     The events of default under the Credit Agreement include a Change of Control (as defined in the Credit Agreement) of Products Corporation and other customary events of default for such types of agreements. Among such customary events of default under the Credit Agreement is a cross-default provision which provides that it is an event of default under the Credit Agreement if Products Corporation or any of its subsidiaries (as defined under the Credit Agreement)
(i) defaults in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 in aggregate principal amount or
(ii) defaults in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 in aggregate principal amount, or any other event occurs, the effect of such default or other event would cause or permit the holders of such debt to accelerate payment.

     Upon entering into the 2001 Credit Agreement, the Company recorded a charge of $3.6 ($.07 basic and diluted loss per common share) for associated costs.

     (b) The 8 1/8% Notes due 2006 (the "8 1/8% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 8 1/8% Notes (the "8 1/8% Notes Indenture")) of Products Corporation, including the 12% Notes, 9% Notes and the indebtedness under the Credit Agreement and the Mafco Loans (as hereinafter defined), and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

     The 8 1/8% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2002 at the redemption prices set forth in the 8 1/8% Notes Indenture, plus, accrued and unpaid interest, if any, to the date of redemption.

     Upon a Change of Control (as defined in the 8 1/8% Notes Indenture), Products Corporation will have the option to redeem the 8 1/8% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the Applicable Premium (as defined in the 8 1/8% Notes Indenture) and, subject to certain conditions, each holder of the 8 1/8% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 1/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

     (c) The 9% Senior Notes due 2006 (the "9% Notes") are senior unsecured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in the indenture relating to the 9% Notes (the "9% Notes Indenture")) of Products Corporation, including the 12% Notes, 8 1/8% Notes and the indebtedness under the Credit Agreement and the Mafco Loans, and are senior to the 8 5/8% Notes and to all future subordinated indebtedness of Products Corporation. The 9% Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

     The 9% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after November 1, 2002 at the redemption prices set forth in the 9% Notes Indenture plus accrued and unpaid interest, if any, to the date of redemption.

     Upon a Change of Control (as defined in the 9% Notes Indenture), Products Corporation will have the option to redeem the 9% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the Applicable Premium (as defined in the 9% Notes Indenture) and, subject to certain conditions, each holder of the 9% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 9% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

     (d) The 8 5/8% Notes due 2008 (the "8 5/8% Notes") are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future Senior Debt (as defined in the indenture relating to the 8 5/8% Notes (the "8 5/8% Notes Indenture")) of Products Corporation, including the 12% Notes, 9% Notes, the 8 1/8% Notes and the indebtedness under the Credit Agreement and the Mafco Loans, (ii) pari passu in right of payment with all future senior subordinated debt, if any, of Products Corporation and
(iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

     The 8 5/8% Notes may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption.

     Upon a Change of Control (as defined in the 8 5/8% Notes Indenture), Products Corporation will have the option to redeem the 8 5/8% Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the Applicable Premium (as defined in the 8 5/8% Notes Indenture) and, subject to certain conditions, each holder of the 8 5/8% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 5/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

     (e) On November 26, 2001, prior to closing on the 2001 Credit Agreement, Products Corporation issued and sold $363.0 in aggregate principal amount of Original 12% Notes in a private placement receiving gross proceeds of $350.5. The effective interest rate on the 12% Notes is 13.125%. Products Corporation used the proceeds from the Original 12% Notes and borrowings under the 2001 Credit Agreement to repay outstanding indebtedness under Products Corporation's 1997 Credit Agreement and to pay fees and expenses incurred in connection with the 2001 Refinancing Transactions, and the balance was available for general corporate purposes. On June 21, 2002, the Original 12% Notes were exchanged for the new 12% Notes which have substantially identical terms as the Original 12% Notes, except that the 12% Notes are registered with the Commission under the Securities Act and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Notes.

     The 12% Notes were issued pursuant to an Indenture, dated as of November 26, 2001 (the "12% Notes Indenture"), among Products Corporation, the guarantors party thereto, including Revlon, Inc. as parent guarantor, and Wilmington Trust Company, as trustee. The 12% Notes are supported by guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation's domestic subsidiaries. The obligations of Products Corporation under the 12% Notes and the obligations under the aforementioned guarantees are secured, on a secondpriority basis, subject to certain limited exceptions, primarily by (i) a mortgage on Products Corporation's facility in Oxford, North Carolina; (ii) the capital stock of Products Corporation and its domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries; (iii) domestic intellectual property and certain other domestic intangibles of Products Corporation and its domestic subsidiaries; and (iv) domestic inventory, accounts receivable, equipment and certain investment property of Products Corporation and its domestic subsidiaries. Such liens are subject to certain limitations, which among other things, limit the ability of holders of second-priority liens from exercising any remedies against the collateral while the Credit Agreement or any other first-priority lien remains in effect.

     The 12% Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future Senior Debt (as defined in 12% Notes Indenture) including the 8 1/8% Notes, the 9% Notes and the indebtedness under the Credit Agreement and the Mafco Loans, and are senior to the 8 5/8% Notes and all future subordinated indebtedness of Products Corporation.

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

     Upon a Change of Control (as defined in the 12% Notes Indenture), subject to certain conditions, each holder of the 12% Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 12% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

     The 8 1/8% Notes Indenture, the 9% Notes Indenture, the 8 5/8% Notes Indenture and the 12% Notes Indenture each include a cross acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture), and in the case of the 12% Notes Indenture, Revlon, Inc., is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 and such default continues for 10 days after notice from the trustee under each such indenture. If any such event of default occurs, the trustee under each such indenture or the holders of at least 25% in principal amount of the outstanding notes under each such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under each such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under each such indenture.

     (f) During 1992, Holdings made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Holdings to Products Corporation. In 1998, approximately $6.8 due to Products Corporation from Holdings was offset against the notes payable to Holdings. At December 31, 2002, the balance of $24.1 is evidenced by noninterest-bearing promissory notes payable to Holdings that are subordinated to Products Corporation's obligations under the Credit Agreement.

     The aggregate amounts of long-term debt maturities (at December 31, 2002), in the years 2003 through 2007 are nil, nil, $600.5, $499.7 and nil, respectively, and $649.9 thereafter.

     The Company expects that operating revenue, cash on hand, proceeds from the Rights Offering (as hereinafter defined in Note 19) (which may be advanced to the Company as a result of the $50 million Series C preferred stock investment (as hereinafter defined in Note 19) prior to the consummation of the Rights Offering if Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan (as hereinafter defined in Note 19)) and funds available for borrowing under the Credit Agreement and the Mafco Loans (as hereinafter defined in Note 19) will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the stabilization and growth phase of the Company's plan, cash requirements in connection with the Company's restructuring programs referred to in Note 2 above and the Company's debt service requirements for 2003. The Mafco Loans and the proceeds from the Rights Offering are intended to help fund the stabilization and growth phase of the Company's plan and to decrease the risk that would otherwise exist if the Company were to fail to meet its debt and ongoing obligations as they became due in 2003. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with implementation of the stabilization and growth phase of the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the Company's plan, such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy such cash requirements from these sources, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of the stabilization and growth phase of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. or reducing other discretionary spending. The Company has substantial debt maturing in 2005 which will require refinancing, consisting of $246.3 (assuming the maximum amount is borrowed) under the Credit Agreement and $363.0 of 12% Notes, as well as amounts, if any, borrowed under the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit.

     As discussed in Note 19, the amendment to and waiver of various provisions of Products Corporation's Credit Agreement provide for, among other things, a waiver through January 31, 2004 of compliance with its EBITDA and leverage ratio covenants through the fourth quarter of 2003. The Company expects that Products Corporation will need to seek a further amendment to the Credit Agreement or a waiver of the EBITDA and leverage ratio covenants under the Credit Agreement prior to the expiration of the existing waiver on January 31, 2004 because the Company does not expect that its operating results, including after giving effect to various actions under the stabilization and growth phase of the Company's plan, will allow Products Corporation to satisfy those covenants for the four consecutive fiscal quarters ending December 31, 2003. The minimum EBITDA required to be maintained by Products Corporation under the Credit Agreement is $230 for each of the four consecutive fiscal quarters ending on December 31, 2003 (which covenant was waived through January 31, 2004), March 31, 2004, June 30, 2004 and September 30, 2004 and $250 for any four consecutive fiscal quarters ending December 31, 2004 and thereafter and the leverage ratio covenant under the Credit Agreement will permit a maximum ratio of 1.10:1.00 for any four consecutive fiscal quarters ending on or after December 31, 2003 (which limit was waived through January 31, 2004 for the four fiscal quarters ending December 31, 2003). In addition, after giving effect to the amendment, the Credit Agreement also contains a $20 minimum liquidity covenant. While the Company expects that Products Corporation's bank lenders will consent to such amendment or waiver request, there can be no assurance that they will or that they will do so on terms that are favorable to the Company. If the Company is unable to secure such amendment or waiver, it could be required to refinance the Credit Agreement or repay it with proceeds from sale of assets or operations, or additional capital contributions or loans from MacAndrews & Forbes or the Company's other affiliates or third parties, or the sale of additional equity securities of Revlon, Inc. In the event that Products Corporation were unable to secure such a waiver or amendment and Products Corporation were not able to refinance or repay the Credit Agreement, Products Corporation's inability to meet the financial covenants for the four consecutive fiscal quarters ending December 31, 2003 would constitute an event of default under Products Corporation's Credit Agreement, which would permit the bank lenders to accelerate the Credit Agreement, which in turn would constitute an event of default under the indentures governing Products Corporation's debt if the amount accelerated exceeds $25.0 and such default remains uncured within 10 days of notice from the trustee under the applicable indenture.

     There can be no assurance that the Company would be able to take any of the actions referred to in the preceding two paragraphs because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, Products Corporation's inability to reach agreement with its bank lenders on refinancing terms that are acceptable to the Company before the waiver of its financial covenants expires on January 31, 2004, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital.

     Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the Credit Agreement, the Mafco Loans, the 12% Notes, the
8 5/8% Notes, the 8 1/8% Notes and the 9% Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended Stock Plan.

10. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

     On June 21, 2002, the Original 12% Notes were exchanged for the new 12% Notes which have substantially identical terms as the Original 12% Notes, except that the 12% Notes are registered with the Commission under the Securities Act, and the transfer restrictions and registration rights applicable to the Original 12% Notes do not apply to the 12% Notes. The 12% Notes are jointly and severally, fully and unconditionally guaranteed by the domestic subsidiaries of Products Corporation that guarantee Products Corporation's 2001 Credit Agreement (the "Guarantor Subsidiaries") (Subsidiaries of Products Corporation that do not guarantee the 12% Notes are referred to as the "Non-Guarantor Subsidiaries"). The Supplemental Guarantor Condensed Consolidating Financial Data presented below presents the balance sheets, statements of operations and statements of cash flow data (i) for Products Corporation and the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Products Corporation's historical reported financial information); (ii) for Products Corporation as the "Parent Company", alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone. Additionally, Products Corporation's 12% Notes are fully and unconditionally guaranteed by Revlon, Inc. The consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flow for Revlon, Inc. have not been included in the accompanying Supplemental Guarantor Condensed Consolidating Financial Data as such information is not materially different than those of Products Corporation.



                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN MILLIONS)

                                                                                                                  NON-
                                                                                      PARENT      GUARANTOR     GUARANTOR
                        ASSETS                         CONSOLIDATED  ELIMINATIONS    COMPANY    SUBSIDIARIES  SUBSIDIARIES
                                                       ------------  ------------    -------    ------------  ------------

Current assets ....................................   $    476.7       $        -    $   256.5    $   35.8       $ 184.4
Intercompany receivables ..........................            -         (1,526.4)       850.7       471.5         204.2
Investment in subsidiaries ........................            -            277.6       (228.1)     (107.8)         58.3
Property, plant and equipment, net ................        133.4                -        118.1         2.9          12.4
Other assets ......................................        129.7                -        110.0         3.3          16.4
Intangible assets .................................        198.0                -        160.8         3.3          33.9
                                                        -----------   ------------    --------   ------------  ------------
    Total assets ..................................   $    937.8      $  (1,248.8)   $ 1,268.0    $  409.0       $ 509.6
                                                        ===========   ============    ========   ============  ============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities ...............................   $    509.9      $         -    $   360.7    $   30.9       $ 118.3
Intercompany payables .............................            -         (1,526.4)       501.0       645.9         379.5
Long-term debt ....................................      1,750.1                -      1,742.9         6.5           0.7
Other long-term liabilities .......................        320.0                -        305.6        15.5          (1.1)
                                                        -----------   ------------    --------   ------------  ------------
Total liabilities .................................      2,580.0         (1,526.4)     2,910.2       698.8         497.4
Stockholder's deficiency ..........................     (1,642.2)           277.6     (1,642.2)     (289.8)         12.2
                                                        -----------   ------------    --------   ------------  ------------
Total liabilities and stockholder's deficiency ....   $    937.8      $  (1,248.8)   $ 1,268.0    $  409.0       $ 509.6
                                                        ===========   ============    ========   ============  ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                              (DOLLARS IN MILLIONS)

                                                                                                                           NON-
                                                                                         PARENT       GUARANTOR        GUARANTOR
                                                      CONSOLIDATED    ELIMINATIONS      COMPANY      SUBSIDIARIES     SUBSIDIARIES
                                                      ------------    ------------      -------      ------------     ------------
Net sales .........................................  $   1,119.4       $   (134.4)     $  697.4       $  187.9           $ 368.5
Cost of sales .....................................        503.7           (134.4)        297.3          156.7             184.1
                                                      ------------    ------------      -------      ------------     ------------
  Gross profit ....................................        615.7                -         400.1           31.2             184.4
Selling, general and administrative expenses ......        711.1                -         483.3           37.3             190.5
Restructuring costs and other, net ................         13.6                -           8.0            0.3               5.3
                                                      ------------    ------------      -------      ------------     ------------

  Operating loss ..................................       (109.0)               -         (91.2)          (6.4)            (11.4)
                                                      ------------    ------------      -------      ------------     ------------

Other expenses (income):
  Interest expense, net ...........................        156.9                -         155.7            0.5               0.7
  Loss on sale of product line, brands and
   facilities, net.................................          1.0                -             -              -               1.0
  Miscellaneous, net ..............................         10.3                -         (23.5)          (5.4)             39.2
  Equity in earnings of subsidiaries                           -           (139.4)         61.7           78.7              (1.0)
                                                      ------------    ------------      -------      ------------     ------------
    Other expenses, net ...........................        168.2           (139.4)        193.9           73.8              39.9
                                                      ------------    ------------      -------      ------------     ------------

Loss before income taxes ..........................       (277.2)           139.4        (285.1)         (80.2)            (51.3)

Provision (benefit) for income taxes ..............          4.6                -          (3.3)           3.3              4.6
                                                      ------------    ------------      -------      ------------     ------------

Net loss ..........................................  $    (281.8)      $    139.4      $ (281.8)     $   (83.5)        $  (55.9)
                                                      ============    ============      ========     ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN MILLIONS)

                                                                                                                           NON-
                                                                                         PARENT       GUARANTOR         GUARANTOR
                                                           CONSOLIDATED   ELIMINATIONS   COMPANY      SUBSIDIARIES    SUBSIDIARIES
                                                           ------------   ------------   -------      ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities ..     $  (112.3)     $   -       $ (113.3)        $ (11.0)       $   12.0
                                                           -----------    ------------   -------      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................         (16 0)         -         (13.6)               -            (2.4)
Proceeds from the sale of certain assets ..............           1.8          -           1.8                -               -
                                                           -----------    ------------   -------      ------------    ------------
Net cash used for investing activities ................         (14.2)         -         (11.8)               -            (2.4)
                                                           -----------    ------------   -------      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings - third parties .           8.0          -           0.1              2.8             5.1
Proceeds from the issuance of long-term debt -
 third parties.........................................         175.6          -         155.2             14.2             6.2

Repayment of long-term debt - third parties ...........         (73.0)         -         (57.2)            (8.4)           (7.4)
Payment of debt issuance costs ........................          (0.3)         -          (0.3)               -               -
                                                           -----------    ------------   -------      ------------    ------------
Net cash provided by financing activities .............         110.3          -          97.8              8.6             3.9
                                                           -----------    ------------   -------      ------------    ------------
Effect of exchange rate changes on cash and cash
 equivalents...........................................          (1.3)         -           0.3              0.1            (1.7)
                                                           -----------    ------------   -------      ------------    ------------
  Net (decrease) increase in cash and cash equivalents          (17.5)         -         (27.0)            (2.3)           11.8
  Cash and cash equivalents at beginning of period ....         103.3          -          55.0             10.1            38.2
                                                           -----------    ------------   -------      ------------    ------------
  Cash and cash equivalents at end of period ..........      $   85.8      $   -       $  28.0           $  7.8        $   50.0
                                                           ===========    ============   =======      ============    ============


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN MILLIONS)

                                                                                                                         NON-
                                                                                         PARENT        GUARANTOR       GUARANTOR
                       ASSETS                               CONSOLIDATED  ELIMINATIONS   COMPANY      SUBSIDIARIES   SUBSIDIARIES
                                                            ------------  ------------   -------      ------------   ------------

Current assets ............................................  $   517.9       $       -    $   294.9        $  28.2      $    194.8
Intercompany receivables ..................................          -        (1,337.0)       737.5          409.4           190.1
Investment in subsidiaries ................................          -           179.2       (150.1)         (61.2)           32.1
Property, plant and equipment, net ........................      142.8               -        131.1            3.3             8.4
Other assets ..............................................      132.2               -        115.5            6.7            10.0
Intangible assets .........................................      198.5               -        161.9            3.4            33.2
                                                             -----------     ------------   -------      ------------   -----------
   Total assets ...........................................  $   991.4       $(1,157.8)   $ 1,290.8        $ 389.8      $    468.6
                                                             ===========     ============   =======      ============   ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities .......................................  $   385.7       $       -    $   258.7        $  21.0      $    106.0
Intercompany payables .....................................          -        (1,337.0)       436.9          540.0           360.1
Long-term debt ............................................    1,643.6               -      1,642.2              -             1.4
Other long-term liabilities ...............................      250.9               -        241.8            9.1               -
                                                             -----------     ------------   -------      ------------   -----------
Total liabilities .........................................    2,280.2        (1,337.0)     2,579.6          570.1           467.5
Stockholder's deficiency ..................................   (1,288.8)          179.2     (1,288.8)        (180.3)            1.1
                                                             -----------     ------------   -------      ------------   -----------
Total liabilities and stockholder's deficiency ............  $   991.4       $(1,157.8)   $ 1,290.8       $  389.8      $    468.6
                                                             ===========     ============   =======      ============   ===========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN MILLIONS)

                                                                                                                       NON-
                                                                                          PARENT     GUARANTOR      GUARANTOR
                                                          CONSOLIDATED    ELIMINATIONS   COMPANY    SUBSIDIARIES   SUBSIDIARIES
                                                          ------------    ------------   -------    ------------   ------------

Net sales .............................................. $   1,277.6       $ (132.9)     $ 800.6      $  155.6     $    454.3
Cost of sales ..........................................       544.2         (132.9)       323.8         121.5          231.8
                                                          ------------    ------------   -------    ------------   ------------
 Gross profit ..........................................       733.4              -        476.8          34.1          222.5
Selling, general and administrative expenses ...........       676.6              -        432.6          36.0          208.0
Restructuring costs and other, net .....................        38.1              -         25.4           1.4           11.3
                                                          ------------    ------------   -------    ------------   ------------

 Operating income (loss) ...............................        18.7              -         18.8          (3.3)           3.2
                                                          ------------    ------------   -------    ------------   ------------

Other expenses (income):
 Interest expense, net ..................................       137.8              -        132.4           1.6            3.8
 Loss (gain) on sale of product line, brands and
  facilities, net........................................        14.4              -            -          (0.4)          14.8
 Miscellaneous, net .....................................        11.1              -        (17.0)        (12.7)          40.8
 Loss on early extinguishment of debt ...................         3.6              -          3.6             -              -
 Equity in earnings of subsidiaries .....................           -         (102.4)        51.9          49.0            1.5
                                                          ------------    ------------   -------    ------------   ------------
   Other expenses, net .................................       166.9         (102.4)       170.9          37.5           60.9
                                                          ------------    ------------   -------    ------------   ------------

Loss before income taxes ...............................      (148.2)         102.4       (152.1)        (40.8)         (57.7)

Provision for income taxes .............................         4.0              -          0.1           2.6            1.3
                                                          ------------    ------------   -------    ------------   ------------

Net loss ............................................... $   (152.2)        $ 102.4     $ (152.2)     $  (43.4)    $    (59.0)
                                                          ============    ============   =======    ============   ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN MILLIONS)


                                                                                                                         NON-
                                                                                         PARENT        GUARANTOR       GUARANTOR
                                                            CONSOLIDATED  ELIMINATIONS   COMPANY      SUBSIDIARIES   SUBSIDIARIES
                                                            ------------  ------------   -------      ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities ......  $  (86.5)    $     (1.0)    $  (42.0)       $  11.5      $    (55.0)
                                                             -----------   ------------   -------      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................     (15 1)             -        (13.0)          (1.7)           (0.4)
Proceeds from the sale of certain assets ..................     102.3              -          6.7           56.8            38.8
                                                             -----------   ------------   -------      ------------   ------------
Net cash provided by (used for) investing activities ......      87.2              -         (6.3)          55.1            38.4
                                                             -----------   ------------   -------      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings -
 third parties.............................................     (11.3)             -            -            1.6           (12.9)
Proceeds from the issuance of long-term debt -
 third parties ............................................     698.5              -        657.5           22.9            18.1
Repayment of long-term debt - third parties ...............    (614.0)             -       (520.3)         (31.3)          (62.4)
Intercompany dividends and net change in intercompany
 obligations ..............................................         -            1.0        (17.6)         (52.6)           69.2
Net distribution from affiliate ...........................      (1.0)             -         (1.0)             -               -
Payment of debt issuance costs ............................     (25.9)             -        (25.9)             -               -
                                                             -----------   ------------   -------      ------------   ------------
Net cash provided by (used for) financing activities ......      46.3            1.0         92.7          (59.4)           12.0
                                                             -----------   ------------   -------      ------------   ------------
Effect of exchange rate changes on cash and cash
 equivalents ..............................................         -              -            -              -               -
                                                             -----------   ------------   -------      ------------   ------------
   Net increase (decrease) in cash and cash equivalents ...      47.0              -         44.4            7.2            (4.6)
   Cash and cash equivalents at beginning of period .......      56.3              -         10.7            2.9            42.7
                                                             -----------   ------------   -------      ------------   ------------
   Cash and cash equivalents at end of period .............  $  103.3     $        -     $   55.1        $  10.1      $     38.1
                                                             ===========   ============   =======      ============   ============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                              (DOLLARS IN MILLIONS)

                                                                                                                            NON-
                                                                                            PARENT        GUARANTOR      GUARANTOR
                                                            CONSOLIDATED   ELIMINATIONS     COMPANY     SUBSIDIARIES   SUBSIDIARIES
                                                            ------------   ------------     -------     ------------   ------------
Net sales ...........................................   $   1,409.4         $      -       $  768.3        $ 148.7       $ 492.4
Cost of sales .......................................         574.3                -          288.8          116.3         169.2
                                                            ------------   ------------     -------     ------------  ------------
  Gross profit ......................................         835.1                -          479.5           32.4         323.2
Selling, general and administrative expenses ........         763.4                -          388.9           67.2         307.3
Restructuring costs and other, net ..................          54.1                -           19.8            1.4          32.9
                                                            ------------   ------------     -------     ------------  ------------

  Operating income (loss) ...........................          17.6                -           70.8          (36.2)        (17.0)
                                                            ------------   ------------     -------     ------------  ------------

Other expenses (income):
  Interest expense, net .............................         142.4                -          119.6           12.3          10.5
  (Gain) loss on sale of product line, brands and
     facilities, net ................................         (10.8)               -         (121.1)          (0.6)        110.9
  Miscellaneous, net ................................           5.4                -           (0.5)         (36.0)         41.9
  Equity in earnings of subsidiaries ................             -           (413.0)         225.2          186.5           1.3
                                                            ------------   ------------     -------     ------------  ------------
    Other expenses, net .............................         137.0           (413.0)         223.2          162.2         164.6
                                                            ------------   ------------     -------     ------------  ------------

Loss before income taxes ............................        (119.4)           413.0         (152.4)        (198.4)       (181.6)

Provision for income taxes ..........................           8.6                -          (24.4)          26.8           6.2
                                                            ------------   ------------     -------     ------------  ------------

Net loss ............................................   $    (128.0)        $  413.0       $ (128.0)   $    (225.2)      $(187.8)
                                                            ============   ============     =======     ============  ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN MILLIONS)

                                                                                                                       NON-
                                                                                        PARENT      GUARANTOR        GUARANTOR
                                                           CONSOLIDATED  ELIMINATIONS   COMPANY     SUBSIDIARIES   SUBSIDIARIES
                                                           ------------  ------------   -------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities ....     $  (84.0)     $    -       $  34.8        $ (40.6)        $ (78.2)
                                                            -----------  ------------   --------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ....................................        (19.0)          -         (12.9)          (1.1)           (5.0)
Proceeds from the sale of certain assets ................        344.1           -         180.9           64.9            98.3
Acquisition of technology rights ........................         (3.0)          -          (3.0)             -               -
                                                            -----------  ------------   --------    ------------   ------------
Net cash provided by investing activities ...............        322.1           -         165.0           63.8            93.3
                                                            -----------  ------------   --------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings -
 third parties...........................................         (2.7)          -             -            0.1            (2.8)
Proceeds from the issuance of long-term debt -
 third parties...........................................        339.1           -         286.7           16.1            36.3
Repayment of long-term debt - third parties .............       (538.7)          -        (428.6)         (15.8)          (94.3)
Intercompany dividends and net change in intercompany
 obligations.............................................            -           -         (32.9)         (26.3)           59.2
Net distribution from affiliate .........................         (1.4)          -          (1.4)             -               -
                                                            -----------  ------------   --------    ------------   ------------
Net cash used for financing activities ..................       (203.7)          -        (176.2)         (25.9)           (1.6)
                                                            -----------  ------------   --------    ------------   ------------
Effect of exchange rate changes on cash and cash
 equivalents.............................................         (3.5)          -             -           (0.1)           (3.4)
                                                            -----------  ------------   --------    ------------   ------------
Net increase (decrease) in cash and cash equivalents ....         30.9           -          23.6           (2.8)           10.1
Cash and cash equivalents at beginning of period ........         25.4           -         (12.8)           5.7            32.5
                                                            -----------  ------------   --------    ------------   ------------
Cash and cash equivalents at end of period ..............     $   56.3       $   -       $  10.8         $  2.9            42.6
                                                            ===========  ============   ========    ============   ============


11. FINANCIAL INSTRUMENTS

     The fair value of the Company's long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt (excluding amounts due to affiliates of $24.1) at December 31, 2002 and 2001, respectively, was approximately $513.9 and $524.1 less than the carrying values of $1,726.0 and $1,619.5, respectively.

     Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $25.3 and $27.3 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2002 and 2001, respectively. Included in these amounts are $10.5 and $10.1, respectively, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

     The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

12. INCOME TAXES

     In June 1992, Holdings, Revlon, Inc. and certain of its subsidiaries, and Mafco Holdings entered into a tax sharing agreement (as subsequently amended, the "Tax Sharing Agreement"), pursuant to which Mafco Holdings has agreed to indemnify Revlon, Inc. against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than Revlon, Inc. or its subsidiaries) is the common parent for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. or a subsidiary of Revlon, Inc. is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after January 1, 1992, Revlon, Inc. will pay to Holdings, amounts equal to the taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to Revlon, Inc.), except that Revlon, Inc. will not be entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments are required by Revlon, Inc. if and to the extent Products Corporation is prohibited under the Credit Agreement from making tax sharing payments to Revlon, Inc. The Credit Agreement prohibits Products Corporation from making such tax sharing payments other than in respect of state and local income taxes. Since the payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Revlon, Inc. against losses and tax credits generated by Mafco Holdings and its other subsidiaries. The Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 note with interest at 12% and interest and principal payable by Mafco Holdings on December 31, 2005. As a result of net operating tax losses and prohibitions under the Credit Agreement there were no federal tax payments or payments in lieu of taxes pursuant to the Tax Sharing Agreement for 2002, 2001 or 2000. The Company had a liability of $0.9 to Holdings in respect of alternative minimum taxes for 1997 under the Tax Sharing Agreement. However, as a result of tax legislation enacted in the first quarter of 2002, the Company was able to recognize tax benefits of $0.9 in 2002, which completely offset this liability.

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

The Company's loss before income taxes and the applicable provision (benefit) for income taxes are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                          2002              2001               2000
                                                                      ------------    ----------------      -------------
LOSS BEFORE INCOME TAXES:
  Domestic .....................................................      $    (213.0)       $   (83.2)        $    (47.4)
  Foreign ......................................................            (68.7)           (66.4)             (73.7)
                                                                      ------------    ----------------      -------------
                                                                      $    (281.7)       $  (149.6)        $   (121.1)
                                                                      ============    ================      =============
Provision (benefit) for income taxes:
  Federal ......................................................      $      (0.9)       $       -         $        -
  State and local ..............................................              0.4              0.4                0.4
  Foreign ......................................................              5.3              3.7                8.2
                                                                      ------------    ----------------      -------------
                                                                      $       4.8        $     4.1         $      8.6
                                                                      ============    ================      =============

  Current ......................................................      $       8.0        $     7.8         $      8.5
  Deferred .....................................................             (1.2)            (0.1)               0.8
  Benefits of operating loss carryforwards .....................             (2.0)            (3.6)              (1.9)
  Carryforward utilization applied to goodwill .................                -                -                0.7
  Effect of enacted change of tax rates ........................                -                -                0.5
                                                                      ------------    ----------------      -------------
                                                                      $       4.8        $     4.1          $     8.6
                                                                      ============    ================      =============


     The effective tax rate on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                          2002              2001               2000
                                                                      ------------    ----------------      -------------

Statutory federal income tax rate ..................................       (35.0)%          (35.0)%             (35.0)%
State and local taxes, net of federal income tax benefit ...........         0.1              0.2                 0.2
Foreign and U.S. tax effects attributable to
   operations outside the U.S ......................................        (4.1)             0.5                 1.9
Nondeductible amortization expense .................................          -               1.4                 2.0
Change in valuation allowance ......................................        44.1             29.2                10.7
Sale of businesses .................................................        (3.1)             9.7                26.8
Other ..............................................................        (0.3)            (3.2)                0.5
                                                                      ------------    ----------------      -------------
Effective rate .....................................................         1.7%             2.8%                7.1%
                                                                      ============    ================      =============


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:


                                                                               DECEMBER 31,
                                                                        ----------------------------
                                                                            2002             2001
                                                                        -------------   ------------
Deferred tax assets:
   Accounts receivable, principally due to doubtful accounts .........  $    5.0         $    2.9
   Inventories .......................................................      18.9              9.9
   Net operating loss carryforwards - domestic .......................     266.1            237.4
   Net operating loss carryforwards - foreign ........................     122.6            128.2
   Accruals and related reserves .....................................       5.9             10.1
   Employee benefits .................................................      67.3             36.7
   State and local taxes .............................................      12.2             12.2
   Advertising, sales discounts and returns and coupon redemptions ...      53.5             27.6
   Capital loss carryover ............................................       7.8                -
   Deferred interest expense .........................................       9.7                -
   Other .............................................................      34.2             24.9
                                                                        -------------   ------------
     Total gross deferred tax assets .................................     603.2            489.9
     Less valuation allowance ........................................    (569.2)          (451.8)
                                                                        -------------   ------------
     Net deferred tax assets .........................................      34.0             38.1
Deferred tax liabilities:
   Plant, equipment and other assets .................................     (25.8)           (31.3)
   Other .............................................................      (3.2)            (3.5)
                                                                        -------------   ------------
     Total gross deferred tax liabilities ............................     (29.0)           (34.8)
                                                                        -------------   ------------
     Net deferred tax assets .........................................  $    5.0         $    3.3
                                                                        =============   ============

     In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2002.

     The valuation allowance increased by $117.4 during 2002, increased by $14.3 during 2001 and decreased by $6.3 during 2000.

     During 2002, 2001 and 2000, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $2.0, $3.6, and $1.9, respectively. Certain other foreign operations generated losses during 2002, 2001 and 2000 for which the potential tax benefit was reduced by a valuation allowance. At December 31, 2002, the Company had tax loss carryforwards of approximately $1,138.4, of which $760.4 are domestic and $378.0 are foreign, and which expire in future years as follows: 2003-$22.6; 2004-$26.5; 2005-$61.5; 2006-$41.8; 2007 and beyond-$830.1; and
unlimited-$155.9. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. In addition, based upon certain factors, including the amount and nature of gains or losses recognized by Mafco Holdings and its other subsidiaries included in Mafco Holdings' consolidated federal income tax return, the amount of net operating loss carryforwards attributable to Mafco Holdings and such other subsidiaries and the amounts of alternative minimum tax liability of Mafco Holdings and such other subsidiaries, pursuant to the terms of the Tax Sharing Agreement, all or a portion of the domestic operating loss carryforwards would not be available to the Company should the Company cease being a member of Mafco Holdings' consolidated federal income tax return at any time in the future.

     Appropriate U.S. and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business are nil at December 31, 2002, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

13. POSTRETIREMENT BENEFITS

Pension:

     A substantial portion of the Company's employees in the U.S. are covered by defined benefit pension plans. The Company uses September 30 as its measurement date for plan obligations and assets.

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

     Information regarding the Company's significant pension and other postretirement plans at the dates indicated is as follows:

                                                                                    OTHER POSTRETIREMENT
                                                                   PENSION PLANS          BENEFITS
                                                              -------------------   -------------------
                                                                              DECEMBER 31,
                                                              -----------------------------------------
Change in Benefit Obligation:                                 2002        2001       2002       2001
                                                              --------  --------   --------   ---------
  Benefit obligation - September 30 of prior year ......  $   (422.8)  $  (420.6) $  (10.8)   $   (9.7)
  Service cost .........................................        (8.5)      (10.2)        -           -
  Interest cost ........................................       (28.5)      (28.0)     (0.8)       (0.8)
  Plan amendments ......................................           -        11.1         -           -
  Actuarial loss .......................................       (23.1)      (11.1)     (0.7)       (1.0)
  Curtailments .........................................           -         7.1         -           -
  Benefits paid ........................................        23.6        22.3       0.7         0.7
  Foreign exchange .....................................        (3.5)        1.6         -           -
  Plan participant contributions .......................        (0.3)       (0.4)        -           -
  Disposition ..........................................           -         3.3         -           -
  Settlements ..........................................           -         2.1         -           -
                                                              --------  --------   --------   ---------
  Benefit obligation - September 30 of current year ....      (463.1)     (422.8)    (11.6)      (10.8)
                                                              --------  --------   --------   ---------
  Change in Plan Assets:
  Fair value of plan assets - September 30 of prior year       282.7       343.4         -           -
  Actual return on plan assets .........................       (20.8)      (38.3)        -           -
  Employer contributions ...............................        12.5         8.1       0.7         0.7
  Assets sold ..........................................           -        (3.6)        -           -
  Plan participant contributions .......................         0.3         0.4         -           -
  Benefits paid ........................................       (23.6)      (22.3)     (0.7)       (0.7)
  Foreign exchange .....................................         2.0        (1.1)        -           -
  Settlements ..........................................           -        (3.9)        -           -
                                                              --------  --------   --------   ---------
  Fair value of plan assets - September 30 of current year     253.1       282.7         -           -
                                                              --------  --------   --------   ---------
Funded status of plans .................................      (210.0)     (140.1)    (11.6)      (10.8)
Amounts contributed to plans during fourth quarter .....         1.5         1.4       0.2         0.1
Unrecognized net loss ..................................       137.1        69.7       0.8           -
Unrecognized prior service cost ........................        (5.5)       (6.6)        -           -
Unrecognized net transition asset ......................        (0.2)       (0.3)        -           -
                                                              --------  --------   --------   ---------
  Accrued benefit cost .................................  $    (77.1)   $  (75.9)  $ (10.6)   $  (10.7)
                                                              ========  ========   ========   =========
Amounts recognized in the Consolidated Balance Sheets
   consist of:
   Prepaid expenses .....................................  $     4.9      $  4.4   $     -    $      -
   Accrued expenses .....................................      (16.6)      (15.0)        -           -
   Other long-term liabilities ..........................     (179.8)     (112.3)    (10.6)      (10.7)
   Intangible asset .....................................        0.5         0.5         -           -
   Accumulated other comprehensive loss .................      113.6        46.1         -           -
   Other long-term assets ...............................        0.3         0.4         -           -
                                                              --------  --------   --------   ---------
                                                            $  (77.1)   $  (75.9)  $ (10.6)   $  (10.7)
                                                              ========  ========   ========   =========


With respect to the above accrued benefit costs, the Company has recorded a receivable from affiliates of $1.3 and $1.2 at December 31, 2002 and 2001, respectively, relating to Holdings' participation in the Company's pension plans and $1.2 and $1.3 at December 31, 2002 and 2001, respectively, for other postretirement benefits costs attributable to Holdings.

     The following weighted-average assumptions were used in accounting for the plans:

                                                               U.S. PLANS                      INTERNATIONAL PLANS
                                                  ---------------------------------    ----------------------------------
                                                     2002         2001        2000        2002         2001       2000
                                                  ----------  -----------  ---------   -----------  ----------  ---------
Discount rate ...................................    6.5%         7.0%        7.5%        5.6%         5.8%       6.5%
Expected return on plan assets ..................    9.0          9.5         9.5         7.5          8.5        9.0
Rate of future compensation increases ...........    4.3          5.0         5.3         3.5          3.7        4.5

     The components of net periodic benefit cost for the plans are as follows:


                                                              PENSION PLANS               OTHER POSTRETIREMENT BENEFITS
                                                  ---------------------------------   -----------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     2002         2001        2000        2002         2001       2000
                                                  ----------  -----------  ---------   -----------  ----------  ---------
Service cost ...............................    $     8.5      $   10.2    $   12.0     $    -         $  -       $  -
Interest cost ..............................         28.5          28.0        29.2        0.8          0.8        0.7
Expected return on plan assets .............        (24.7)        (30.8)      (30.1)         -            -          -
Amortization of prior service cost .........         (1.1)         (0.9)        1.7          -            -          -
Amortization of net transition asset .......         (0.1)         (0.2)       (0.2)         -            -          -
Amortization of actuarial loss (gain) ......          2.8           0.7         1.0       (0.1)        (0.1)      (0.1)
Settlement loss (gain) .....................            -           0.8        (0.1)         -            -          -
Curtailment loss (gain) ....................            -           1.5        (0.4)         -            -          -
                                                ---------     ---------    --------    -------      -------    -------
                                                     13.9           9.3        13.1        0.7          0.7        0.6
Portion allocated to Holdings ..............         (0.3)         (0.3)       (0.3)         -            -          -
                                                ---------     ---------    --------    -------      -------    -------
                                                $    13.6      $    9.0     $  12.8     $  0.7       $  0.7     $  0.6
                                                =========     =========    ========    =======      =======    =======

     Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:


                                                     DECEMBER 31,
                                         --------------------------------------
                                             2002        2001        2000
                                         -----------  ----------  -------------
Projected benefit obligation .........   $   463.1   $   419.6   $   60.5
Accumulated benefit obligation .......       445.6       402.9       53.9
Fair value of plan assets ............       253.1       280.0        5.0


14. STOCK COMPENSATION PLAN

     Since March 5, 1996, Revlon, Inc. has had the Amended Stock Plan, which is a stock-based compensation plan and is described below. Revlon, Inc. applies APB Opinion No. 25 and its related interpretations in accounting for the Amended Stock Plan. Under APB Opinion No. 25, because the exercise price of Revlon, Inc.'s employee stock options under the Amended Stock Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. The fair value of each option grant is estimated on the date of the grant using the Black- Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 71% in 2002, 68% in 2001 and 69% in 2000; weighted average risk-free interest rate of 3.86% in 2002, 5.07% in 2001, and 6.53% in 2000; and a seven-year expected average life for the Amended Stock Plan's options issued in 2002, 2001 and 2000.

     Under the Amended Stock Plan, awards may be granted to employees and directors of Revlon, Inc., and its subsidiaries for up to an aggregate of 10.5 million shares of Class A Common Stock. Non-qualified options granted under the Amended Stock Plan have a term of 10 years during which the holder can purchase shares of Class A Common Stock at an exercise price, which must be not less than the market price on the date of the grant. Option grants vest over service periods that range from one to five years, subject to limited exceptions and except as disclosed below. Options granted in February 1999 with an original four-year vesting term were modified in May

1999 to allow the options to become fully vested on the first anniversary date of the grant. Options granted in May 2000 under the Amended Stock Plan vest 25% on each anniversary of the grant date and will become 100% vested on the fourth anniversary of the grant date; provided that an additional 25% of such options would vest on each subsequent anniversary date of the grant if the Company achieved certain performance objectives relating to the Company's operating income for the fiscal year preceding such anniversary date, which objectives were not achieved in 2002, 2001 or 2000. The option grant of 400,000 shares in February 2002 to Mr. Jack L. Stahl, the Company's President and Chief Executive Officer, vests in full on the fifth anniversary of such grant, provided that one-half of such options vest on the day after which the 20-day average closing price of Class A Common Stock on the New York Stock Exchange ("NYSE") equals or exceeds $30.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $40.00 per share. Additionally, various option grants made by the Company to its employees vest upon a "change in control" as defined in the respective stock option agreements. During each of 2002, 2001 and 2000, the Company granted to Mr. Perelman, the Company's Chairman of the Board and Chairman of the Executive Committee of the Board, options to purchase 100,000, 225,000 and 300,000, respectively, shares of Revlon, Inc. Class A Common Stock, which grants will vest 33% on each anniversary date of the grant and will become 100% vested on the third anniversary date of the grant date as to the 2002 grant, will vest 25% on each anniversary date of the grant and will become 100% vested on the fourth anniversary date of the grant date as to the 2001 grant, and will vest in full on the fifth anniversary of the grant date as to the 2000 grant. At December 31, 2002, 2001 and 2000 there were 2,847,972, 3,296,133 and 3,009,908 options exercisable under the Amended Stock Plan, respectively.

     A summary of the status of the Amended Stock Plan as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                        SHARES          WEIGHTED AVERAGE
                                        (000)           EXERCISE PRICE
                                      -----------       ----------------
Outstanding at January 1, 2000 .....    5,771.2             $26.42

Granted ............................    1,769.1               7.15
Exercised ..........................          -                  -
Forfeited ..........................     (936.8)             24.06
                                      -----------
Outstanding at December 31, 2000 ...    6,603.5              21.59

Granted ............................    1,087.6               5.69
Exercised ..........................       (0.2)              7.06
Forfeited ..........................     (788.8)             19.16
                                      -----------
Outstanding at December 31, 2001 ...    6,902.1              19.37

Granted ............................    3,306.8               3.94
Exercised ..........................         -
Forfeited ..........................   (2,322.8)             19.54
                                      -----------
Outstanding at December 31, 2002 ...    7,886.1              12.83
                                      ===========

     The weighted average grant date fair value of options granted during 2002, 2001 and 2000 approximated $2.65, $3.82 and $4.58, respectively.

     The following table summarizes information about the Amended Stock Plan's options outstanding, at December 31, 2002:

                                            OUTSTANDING                                      EXERCISABLE
                         ----------------------------------------------------  ---------------------------------------
                                           WEIGHTED
    RANGE                  NUMBER          AVERAGE              WEIGHTED          NUMBER                 WEIGHTED
     OF                 OF OPTIONS         YEARS                AVERAGE        OF OPTIONS               AVERAGE
EXERCISE PRICES           (000'S)         REMAINING          EXERCISE PRICE      (000'S)              EXERCISE PRICE
---------------           -------         ---------          --------------      -------              --------------
$2.78 to $3.78            2,178.1           9.73             $    3.72                   -              $      -
 3.82 to  6.88            1,914.9           8.91                  4.92               231.9                  5.65
 7.06 to 15.00            1,798.7           6.97                  9.93             1,033.5                 11.44
17.13 to 53.56            1,994.4           4.99                 32.97             1,582.6                 30.37
                          -------                                                  -------
 2.78 to 53.56            7,886.1                                                  2,848.0
                          =======                                                  =======

     The Amended Stock Plan also provides that restricted stock may be awarded to employees and directors of Revlon, Inc. and its subsidiaries. On September 17, 2002 and June 18, 2001 (the "Grant Dates"), the Compensation Committee awarded 50,000 shares and 120,000 shares, respectively, of restricted stock to Mr. Perelman as a director of the Company. The 2002 and 2001 restricted stock awards are subject to execution of a Restricted Stock Agreement by each grantee. Provided the grantee remains continuously employed by the Company (or, in the case of Mr. Perelman, he continuously provides services as a director to the Company), the 2002 and 2001 restricted stock awards, subject to limited exceptions, will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $25.00 per share and the balance will vest on the day after which the 20-day average of the closing price of the Company's Class A Common Stock on the NYSE equals or exceeds $30.00 per share, provided that (i) subject to clause
(ii) below, no portion of the restricted stock awards will vest until the second anniversary following the Grant Dates (except that the restrictions will lapse on the February 2002 grant of 470,000 restricted shares to Mr. Stahl under the Amended Stock Plan prior to the second anniversary if the 20-day average closing price of Class A Common Stock on the NYSE has equaled or exceeded $25.00 per share), (ii) all of the shares of restricted stock will vest immediately in the event of a "change in control" of Revlon, Inc., and (iii) all of the shares of restricted stock which have not previously vested will fully vest on the third anniversary of the Grant Dates. The restrictions lapse on the February 2002 grant of restricted stock to Mr. Stahl as to 25% of such grant on June 18, 2004, an additional 25% on February 17, 2006 and in full on February 17, 2007. No dividends will be paid on unvested restricted stock, provided however, that in connection with the 2002 grant of restricted stock to Mr. Stahl, in the event any cash or in-kind distributions are made in respect of Common Stock prior to the lapse of the restrictions relating to any of Mr. Stahl's restricted stock as to which the restrictions have not lapsed (other than as to the subscription rights to be issued in the Rights Offering, which Mr. Stahl waived), such dividends will be held by the Company and paid to Mr. Stahl when and if such restrictions lapse. At December 31, 2002, there were 1,475,000 shares of restricted stock outstanding and unvested under the Amended Stock Plan. The Company recorded compensation expense of $1.7 and $0.6 during 2002 and 2001, respectively, and deferred compensation of $6.4 and $3.2 at December 31, 2002 and 2001, respectively, for the restricted stock awards.

     On February 17, 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the "Supplemental Stock Plan"), the purpose of which is to provide Mr. Stahl, the sole eligible participant, with inducement awards to entice him to join the Company to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of the Class A Common Stock. Awards may be made under the Supplemental Stock Plan in the form of stock options, stock appreciation rights and restricted or unrestricted stock. On February 17, 2002, the Compensation Committee granted Mr. Stahl an Award of 530,000 restricted shares of Class A Common Stock, the full amount of the shares of Revlon, Inc.'s Class A Common Stock issuable under the Supplemental Stock Plan. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the Amended Stock Plan and the grant of restricted shares to Mr. Stahl under such plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon Mr. Stahl's execution of the Company's standard Employee Agreement as to Confidentiality and Non-Competition.

15. RELATED PARTY TRANSACTIONS

TRANSFER AGREEMENTS

     In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Holdings and certain of its wholly-owned subsidiaries (the "Asset Transfer Agreement"), and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Holdings (the "Real Property Transfer Agreement" and, together with the Asset Transfer Agreement, the "Transfer Agreements"), and pursuant to such agreements, on June 24, 1992 Holdings transferred assets to Products Corporation and Products Corporation assumed all the liabilities of Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business and which historically had not been profitable (the "Retained Brands") and certain other assets and liabilities were retained by Holdings. Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Holdings to Products Corporation for the Excluded Liabilities for 2002, 2001 and 2000 were $0.5, $0.2 and $0.4, respectively.

     Certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 2002 and 2001, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of $21.4 as of both dates, of which nil and $3.0, respectively, are included in accrued expenses and other and $21.4 and $18.4, respectively, are included in other long-term liabilities.

REIMBURSEMENT AGREEMENTS

     Revlon, Inc., Products Corporation and MacAndrews Holdings have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which
(i) MacAndrews Holdings is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews Holdings (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews Holdings (and its affiliates) to the extent requested by MacAndrews Holdings, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews Holdings or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews Holdings for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews Holdings (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews Holdings (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. The net amounts reimbursed by (paid to) MacAndrews Holdings to Products Corporation for the services provided under the Reimbursement Agreements for 2002, 2001 and 2000, were $0.8, $(0.2) and $0.9, respectively. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews Holdings, on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. The Company participates in MacAndrews & Forbes' directors and officers insurance program, which covers the Company as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes for its allocable portion of the premiums for such coverage, which the Company believes, is more favorable than the premiums the Company could secure were it to secure stand-alone coverage. The amount paid by the Company to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreement.

TAX SHARING AGREEMENT

     Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries and Mafco Holdings are parties to the Tax Sharing Agreement, which is described in Note 12. Since payments to be made under the Tax Sharing Agreement will be determined by the amount of taxes that Revlon, Inc. would otherwise have to pay if it were to file separate federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco Holdings to the extent Mafco Holdings can offset the taxable income generated by Revlon, Inc. against losses and tax credits generated by Mafco Holdings and its other subsidiaries. There were no cash payments in respect of federal taxes made by Revlon, Inc. pursuant to the Tax Sharing Agreement for 2002, 2001 and 2000.

REGISTRATION RIGHTS AGREEMENT

     Prior to the consummation of Revlon, Inc.'s initial public equity offering, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into the Registration Rights Agreement and in February 2003 Revlon, Inc. and MacAndrews Holdings entered into a joinder agreement to the Registration Rights Agreement pursuant to which REV Holdings and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") have the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the Rights Offering and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock and Series B Preferred Stock owned by such Holders under the Securities Act (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration up to a period of 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Revlon, Inc.'s Class A Common Stock sold by such Holders.

INVESTMENT AGREEMENT AND MAFCO LOAN AGREEMENTS

     See Note 19 - "Subsequent Event."

OTHER

     Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation, which, together with the annual rent, were not to exceed $2.0 per year. In August 1998, Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Holdings agreed to indemnify Products Corporation through September 1, 2013 to the extent rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Holdings to Products Corporation with respect to the Edison facility for 2002, 2001 and 2000 were $0.2, $0.2 and $0.2, respectively.

     Effective September 2001, Revlon, Inc. acquired from Holdings all the assets and liabilities of the Charles of the Ritz business (which Revlon, Inc. contributed to Products Corporation in the form of a capital contribution), in consideration for 400,000 newly issued shares of Revlon, Inc.'s Class A Common Stock and 4,333 shares of newly issued voting (with 433,333 votes in the aggregate) Series B Preferred Stock which are convertible into 433,333 shares in the aggregate of Revlon, Inc.'s Class A Common Stock, which conversion rights were approved by the stockholders of Revlon, Inc. at its 2002 Annual Meeting of Stockholders. As Holdings and Products Corporation are under common control, the transaction has been accounted for at historical cost in a manner similar to that of a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of such periods. An investment banking firm rendered its written opinion that the terms of the transaction were fair from a financial standpoint to Revlon, Inc. The effect of the acquisition was to increase both operating income and net income by $2.3 and $0.9 for 2001 and 2000, respectively. The net equity of the Charles of the Ritz business is included in total stockholders' deficiency at December 31, 2002.

     During 2002, 2001 and 2000 Products Corporation leased certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases. These included space at Products Corporation's New York headquarters and through January 31, 2001 at Products Corporation's offices in London. The rent paid to Products Corporation for 2002, 2001 and 2000 was $0.3, $0.5 and $0.9, respectively.

     The Credit Agreement and Products Corporation's 12% Notes are supported by, among other things, guarantees from Revlon, Inc., and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries.

     In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 to Mr. Jack L. Stahl, the Company's President and CEO, pursuant to his employment agreement which was entered into in February 2002 for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $2.0 to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate, $0.1 of which was repaid during 2002. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 advance, plus a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation.

     During 2000, Products Corporation made an advance of $0.8 to Mr. Douglas Greeff, Executive Vice President and CFO, pursuant to his employment agreement, which loan bears interest at the applicable federal rate. Mr. Greeff repaid $0.2 and $0.2 during 2002 and 2001, respectively. Pursuant to his employment agreement, Mr. Greeff is entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he is employed by Products Corporation on each such May 9th, which bonus installments were paid to Mr. Greeff in each of May 2001 and 2002.

     In February 2002, Products Corporation entered into a separation agreement with Mr. Jeffrey M. Nugent, the Company's former President and CEO, pursuant to which the parties agreed to an offset of obligations whereby Products Corporation canceled Mr. Nugent's obligation to repay principal and interest on a loan in the amount of $0.5 that was made in installments of $0.4 in 1999 and $0.1 in 2000 pursuant to Mr. Nugent's employment agreement, in exchange for the cancellation of Products Corporation's obligation to pay Mr. Nugent a special bonus on January 15, 2003 pursuant to his employment agreement.

     Mr. Nugent's spouse provided consulting services in 2000 and 2001 for product and concept development, for which Products Corporation paid her $0.1 in 2001.

     During 2002, 2001 and 2000, Products Corporation made payments of nil, $0.1 and $0.1, respectively, to a fitness center, in which an interest is owned by members of the immediate family of Mr. Donald Drapkin, who is a member of Revlon, Inc.'s Board of Directors, for discounted health club dues for an executive health program of Products Corporation.

     During 2002, 2001 and 2000, Products Corporation made payments of $0.3, $0.3 and $0.2, respectively, to Ms. Ellen Barkin (spouse of Mr. Perelman) under a written agreement pursuant to which she provides voiceover services for certain of the Company's advertisements.

     The law firm from of which Mr. Edward Landau was Of Counsel to and from which he retired in January 2003, Wolf, Block, Schorr and Solis-Cohen LLP, provided legal services to Products Corporation during 2002, 2001 and 2000 and it is anticipated that such firm may continue to provide such services in 2003.

     An investment bank of which Mr. Vernon Jordan became a Managing Director in January 2000, Lazard Freres & Co. LLC, provided investment banking services to Revlon, Inc. and its subsidiaries during 2001.

     During 2002, 2001 and 2000 Products Corporation placed advertisements in magazines and other media operated by Martha Stewart Living Omnimedia, Inc. ("MSLO"), which is controlled by Ms. Stewart, who also serves as MSLO's Chairman and Chief Executive Officer. Products Corporation paid MSLO $2.5, $2.1 and $1.5 for such services in 2002, 2001 and 2000, respectively, which fees were less than 1% of the Company's estimate of MSLO's consolidated gross revenues for 2002, 2001 and 2000, respectively. Products Corporation's decision to place advertisements for its products in MSLO's magazines and other media was based upon their popular appeal to women.

     During 2002, Products Corporation obtained advertising, media buying and direct marketing services, and during 2001 and 2000 obtained public relations, advertising and media buying services, from various subsidiaries of WPP Group plc ("WPP"). Ms. Robinson is employed by one of WPP's subsidiaries, however, Ms. Robinson is neither an executive officer of, nor does she hold any material equity interest in, WPP. Products Corporation paid WPP $1.1, $2.0 and $3.2 for such services in 2002, 2001 and 2000, respectively, which fees were less than 1% of the Company's estimate of WPP's consolidated gross revenues for 2002, 2001 and 2000, respectively. Products Corporation's decision to engage WPP was based upon its professional expertise in understanding the advertising and public relations needs of the consumer packaged goods industry, as well as its global presence in many of the international markets in which Products Corporation operates.

     During 2002 and 2001, Products Corporation employed Mr. Perelman's daughter in a marketing position, with compensation paid in each of 2002 and 2001 of less than $0.1.

     During 2002 and 2001, Products Corporation employed Mr. Drapkin's daughter in a marketing position, with compensation paid in each of 2002 and 2001 of less than $0.1.

16. COMMITMENTS AND CONTINGENCIES

     The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $27.5, $29.0 and $33.0 for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2002 aggregated $46.9; such commitments for each of the five years subsequent to December 31, 2002 are $9.3, $7.6, $7.0, $5.2 and $4.2, respectively. Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $2.8.

     The Company has minimum purchase commitments with suppliers of finished goods, raw materials and components. The minimum purchase commitments under these agreements aggregated $103.8; such commitments for each of the five years subsequent to December 31, 2002 are $48.9 $21.9, $21.8, $11.2 and nil,
respectively. The amount the Company purchased under minimum purchase commitments during 2002, 2001 and 2000 was $63.7, $32.0 and $14.9, respectively.

     The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

     On April 17, 2000, the plaintiffs in the six purported class actions filed in October and November 1999 by each of Thomas Comport, Boaz Spitz, Felix Ezeir and Amy Hoffman, Ted Parris, Jerry Krim and Dan Gavish individually and allegedly on behalf of others similarly situated to them against Revlon, Inc., certain of its present and former officers and directors and the parent of Revlon, Inc., REV Holdings, alleging among other things, violations of Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") filed an amended complaint, which consolidated all of the actions under the caption "In Re Revlon, Inc. Securities Litigation" and limited the alleged class to security purchasers during the period from October 29, 1997 through October 1, 1998. In December 2002, the defendants, including the Company, entered into an agreement in principle to settle the litigation. The final written agreement reflecting this agreement in principle, which was executed in January 2003 and which remains subject to the approval by the court, provides that the defendants will obtain complete releases from the participating members of the alleged class. In connection with this tentative settlement and a related settlement of the defendants' insurance claim for this matter and the Gavish matter described below (the "Insurance Settlement"), the Company recorded the settlement in the fourth quarter of 2002.

     A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). In November 2001, plaintiffs amended their complaint. The amended complaint alleges, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings violated, among other things, Rule 10b-5 under the Exchange Act. In December 2001, the defendants moved to dismiss the amended complaint. The Company believes the allegations in the amended complaint are without merit and, if its motion to dismiss is not granted, intends to vigorously defend against them. In light of the Insurance Settlement, the Company does not expect to incur any further expense in this matter.

17.  Quarterly Results of Operations (unaudited)

     The following is a summary of the unaudited quarterly results of operations:

                                                                YEAR ENDED DECEMBER 31, 2002
                                             -----------------------------------------------------------------
                                                      1ST             2ND            3RD            4TH
                                                    QUARTER         QUARTER        QUARTER        QUARTER (c)
                                             ----------------  ---------------  -------------  ---------------
Net sales .................................      $  275.4       $   308.2       $  323.2       $  212.6
Gross profit ..............................         166.4           188.4          201.6           59.3
Net loss (a) ..............................         (46.1)          (38.9)         (22.1)        (179.4)

Basic loss per common share:
 Net loss per common share ................      $  (0.88)      $   (0.75)      $  (0.42)      $  (3.44)
                                                ===========    =============    ===========   =============
Diluted loss per common share:
 Net loss per common share ................      $  (0.88)      $   (0.75)      $  (0.42)      $  (3.44)
                                                ===========    =============    ===========   =============


                                                                YEAR ENDED DECEMBER 31, 2001
                                             -----------------------------------------------------------------
                                                    1ST             2ND            3RD            4TH
                                                    QUARTER         QUARTER        QUARTER        QUARTER (d)
                                             ----------------  ---------------  -------------  ---------------
Net sales .................................      $  313.6       $   322.1       $  320.2       $  321.7
Gross profit ..............................         182.0           179.1          190.4          181.9
Net loss (b) ..............................         (46.5)          (56.0)         (22.9)         (28.3)

Basic loss per common share:
 Net loss per common share ................      $  (0.89)      $   (1.07)      $  (0.44)      $  (0.54)
                                                ===========    =============    ===========   =============
Diluted loss per common share:
 Net loss per common share ................      $  (0.89)      $   (1.07)      $  (0.44)      $  (0.54)
                                                ===========    =============    ===========   =============

     (a) Includes restructuring costs of $4.0, $3.2, $2.1 and $4.3 in the first, second, third and fourth quarters, respectively. (See Note 2).

     (b) Includes restructuring costs of $14.6, $7.9, $3.0 and $12.6 in the first, second, third and fourth quarters, respectively. (See Note 2).

     (c) During 2002 the Company recorded expenses of $104.2 (of which $99.3 was recorded in the fourth quarter of 2002) related to the implementation of the stabilization and growth phase of the Company's plan.

     (d) In the fourth quarter of 2001, the Company recorded a charge of $6.9 related to increased sales returns, trade spending and inventory adjustments in the Company's Argentine operations. Additionally, the Company recorded a loss of $3.6 from an early extinguishment of debt.

18. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

     The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 2002, the Company had operations established in 17 countries outside of the U.S. and its products are sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2002, 2001 and 2000, Wal-Mart and its affiliates worldwide accounted for approximately 22.5%, 19.7% and 16.5%, respectively, of the Company's consolidated net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur. In January 2002, Kmart Corporation filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 24, 2003, Kmart announced that it had filed its proposed plan of reorganization with the U.S. Bankruptcy Court and that it was positioned to emerge from bankruptcy on or about April 30, 2003. Throughout 2002 and continuing into 2003 Kmart continued to close underperforming stores. Kmart accounted for less than 5% of the Company's net sales in 2002. Although the Company plans to continue doing business with Kmart for the foreseeable future and, based upon the information currently available, believe that Kmart's bankruptcy proceedings and store closings will not have a material adverse effect on the Company's business, financial condition or results of operations, there can be no assurances that further deterioration, if any, in Kmart's financial condition will not have such an effect on the Company. In January 2003, J.C. Penney Corp. announced that it will be discontinuing color cosmetics in most of its stores. J.C. Penney carries the Company's Ultima II brand, however the Company's sales to J.C. Penney accounted for less than 1% of the Company's total sales during 2002. Accordingly, the Company does not believe that this discontinuance will have a material adverse effect on the Company's future business, financial condition or results of operations.

     During the first quarter of 2002, to reflect the integration of management reporting responsibilities, the Company reclassified Puerto Rico's results from its international operations to its U.S. operations. During the third quarter of 2002, the Company reclassified its South African operations from the European region to the Far East region to reflect the management organization responsibility for that country. Accordingly, the following information reflects these changes for all periods presented.

                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                2002          2001            2000
                                             ----------   -------------  ------------
GEOGRAPHIC AREAS:
Net sales:
 United States ...........................  $    716.1      $  825.1       $  824.5
 Canada ..................................        44.0          45.2           49.5
                                             ----------   -----------     ----------
 United States and Canada ................       760.1         870.3          874.0
 International ...........................       359.3         407.3          535.4
                                             ----------   -----------     ----------
                                            $  1,119.4      $1,277.6       $1,409.4
                                             ==========   ===========     ==========


                                                     DECEMBER 31,
                                             --------------------------
                                                 2002         2001
                                             ------------   -----------
Long-lived assets:
 United States ...........................  $    395.6        $   410.6
 Canada ..................................         3.5              2.5
                                              ------------   -----------
 United States and Canada ................       399.1            413.1
 International ...........................        74.6             71.6
                                              ------------   -----------
                                            $    473.7        $   484.7
                                              ============   ===========


                                                        YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                 2002             2001            2000
                                             ------------   -------------   ----------------
CLASSES OF SIMILAR PRODUCTS:
Net sales:
 Cosmetics, skin care and fragrances .....  $      723.9      $   831.0     $     879.8
 Personal care and professional ..........         395.5          446.6           529.6
                                              ------------   -------------   ----------------
                                            $    1,119.4      $ 1,277.6     $   1,409.4
                                              ============   =============   ================

19. SUBSEQUENT EVENT

     In December 2002, the Company's principal stockholder, MacAndrews & Forbes proposed providing the Company with up to $150 in cash in order to help fund a portion of the costs and expenses associated with implementing the stabilization and growth phase of the Company's plan and for general corporate purposes. The Company's Board of Directors appointed a special committee of independent directors to evaluate the proposal made by MacAndrews & Forbes. The special committee reviewed and considered the proposal and negotiated enhancements to the terms of the proposal. In February 2003, the enhanced proposal was recommended to the Company's Board of Directors by the special committee of the Company's Board of Directors and approved by the Company's full board.

     In connection with MacAndrews & Forbes' enhanced proposal, in February
2003 the Company entered into an investment agreement with MacAndrews & Forbes (the "Investment Agreement") pursuant to which the Company will undertake a $50 equity rights offering (the "Rights Offering") that will allow its stockholders to purchase additional shares of the Company's Class A Common Stock. Pursuant to the Rights Offering, the Company will distribute to each stockholder of record of its Common Stock, as of the close of business on a record date to be set by the Board of Directors, at no charge, a pro rata number of transferable subscription rights for each share of Common Stock owned. The subscription rights will enable the holders to purchase their pro rata portion of such number of shares of Class A Common Stock equal to (a) $50 divided by (b) the subscription price, which will be equal to the greater of (1) $2.30, representing 80% of the closing price per share of the Company's Class A Common Stock on the NYSE on January 30, 2003, and (2) 80% of the closing price per share of its Class A Common Stock on the NYSE on the record date of the Rights Offering. Such number may be adjusted in an equitable manner to avoid fractional rights and/or shares of Class A Common Stock and to ensure that the gross proceeds from the Rights Offering equals $50.

     Pursuant to the over-subscription privilege, each rights holder that exercises its basic subscription privilege in full may also subscribe for additional shares of Class A Common Stock at the same subscription price per share, to the extent that other stockholders do not exercise their subscription rights in full. If an insufficient number of shares is available to fully satisfy the over-subscription privilege requests, the available shares will be sold pro rata among subscription rights holders who exercised their over-subscription privilege based on the number of shares each subscription rights holder subscribed for under the basic subscription privilege.

     As a Revlon, Inc. stockholder, MacAndrews & Forbes will receive its pro rata subscription rights and would also be entitled to exercise an over-subscription privilege. However, MacAndrews & Forbes has agreed not to exercise either its basic or over-subscription privileges. Instead, MacAndrews & Forbes has agreed to purchase the shares of the Company's Class A Common Stock that it would otherwise have been entitled to receive pursuant to its basic subscription privilege (equal to approximately 83% of the rights distributed in the Rights Offering, or $41.5) in a private placement direct from the Company. In addition, if any shares remain following the exercise of the basic subscription privileges and the over-subscription privileges by other right holders, MacAndrews & Forbes will backstop the Rights Offering by purchasing the remaining shares of Class A Common Stock offered but not purchased by other stockholders (approximately 17% or an additional $8.5), also in a private placement.

     In addition, in accordance with the enhanced proposal, MacAndrews & Forbes has also provided a $100 million term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan"). If, prior to the consummation of the Rights Offering, Products Corporation has fully drawn the MacAndrews & Forbes $100 million term loan and the implementation of the stabilization and growth phase of the Company's plan causes the Company to require some or all of the $50 of funds that the Company would raise from the Rights Offering, MacAndrews & Forbes has agreed to advance the Company these funds prior to closing the Rights Offering by purchasing up to $50 of newly-issued shares of the Company's Series C preferred stock which would be redeemed with the proceeds the Company receives from the Rights Offering (this investment in the Company's Series C preferred stock (which is non-voting, non-dividend paying and non-convertible) is referred to as the "$50 million Series C preferred stock investment"). The MacAndrews & Forbes $100 million term loan has a final maturity date of December 1, 2005 and interest on such loan of 12.0% is not payable in cash, but will accrue and be added to the principal amount each quarter and be paid in full at final maturity. The Company expects that it will issue the subscription rights and consummate the Rights Offering in the second quarter of 2003, subject to the effectiveness of the registration statement (which the Company filed with the Commission on February 5, 2003). Based on this expectation, the Company anticipates that Products

Corporation will be required to draw on the MacAndrews & Forbes $100 million term loan before the Rights Offering is consummated in order to continue the implementation of the stabilization and growth phase of the Company's plan and for general corporate purposes. However, the Company does not currently anticipate that it will require that MacAndrews & Forbes make the $50 million Series C preferred stock investment.

     Additionally, MacAndrews & Forbes has also agreed to provide Products Corporation with an additional $40 line of credit during 2003, which amount will increase to $65 on January 1, 2004 (the "MacAndrews & Forbes $40-65 million line of credit") (the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit are referred to as the "Mafco Loans" and the Rights Offering and the Mafco Loans are referred to as the "M&F Investments") and which will be available to Products Corporation through December 31, 2004, provided that the MacAndrews & Forbes $100 million term loan is fully drawn and MacAndrews & Forbes has purchased an aggregate of $50 of the Company's Series C preferred stock (or if the Company has consummated the Rights Offering and redeemed any outstanding shares of Series C preferred stock). The MacAndrews & Forbes $40-65 million line of credit will bear interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate, after giving effect to the amendment in February 2003 to Products Corporation's Credit Agreement, is 8.25% as of March 1, 2003). The Company does not expect that Products Corporation will draw on the MacAndrews & Forbes $40-65 million line of credit during 2003.

     In connection with the transactions with MacAndrews & Forbes described above, and as a result of the Company's operating results for the fourth quarter of 2002 and the effect of the acceleration of the Company's implementation of the stabilization and growth phase of its plan, Products Corporation entered into an amendment in February 2003 of its Credit Agreement with its bank lenders and secured waivers of compliance with certain covenants under the Credit Agreement. In particular, EBITDA (as defined in the Credit Agreement) was $35.2 for the four consecutive fiscal quarters ended December 31, 2002, which was less than the minimum of $210.0 required under the EBITDA covenant of the Credit Agreement for that period and the Company's leverage ratio was 5.09:1.00, which was in excess of the maximum ratio of 1.4:1.00 permitted under the leverage ratio covenant of the Credit Agreement for that period. Accordingly, the Company sought and secured waivers of compliance with these covenants for the fourth quarter of 2002 and, in light of the Company's expectation that the continued implementation of the stabilization and growth phase of the Company's plan would affect the ability of Products Corporation to comply with these covenants during 2003, the Company also secured an amendment to eliminate the EBITDA and leverage ratio covenants for the first three quarters of 2003 and a waiver of compliance with such covenants for the fourth quarter of 2003 expiring on January 31, 2004.

     The amendment to the Credit Agreement also included the substitution of a minimum liquidity covenant requiring the Company to maintain a minimum of $20 of liquidity from all available sources at all times through January 31, 2004 and certain other amendments to allow for the M&F Investments and the implementation of the stabilization and growth phase of the Company's plan, including specific exceptions from the limitations under the indebtedness covenant to permit the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $40-65 million line of credit and to exclude the proceeds from the M&F Investments from the mandatory prepayment provisions of the Credit Agreement, and to increase the maximum limit on capital expenditures (as defined in the Credit Agreement) from $100 to $115 for 2003. The amendment also increased the applicable margin on loans under the existing credit agreement by 0.5%, the incremental cost of which to the Company, assuming the Credit Agreement is fully drawn, would be $1.1 from February 5, 2003 through the end of 2003.

                                                                     SCHEDULE II

                         REVLON, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN MILLIONS)

                                                     BALANCE AT         CHARGED TO                            BALANCE
                                                     BEGINNING          COST AND           OTHER               AT END
                                                      OF YEAR            EXPENSES         DEDUCTIONS          OF YEAR
                                                    ----------          ----------       ------------        ---------
YEAR ENDED DECEMBER 31, 2002:
Applied against asset accounts:
  Allowance for doubtful accounts ...............    $    8.3           $   9.5          $   (2.0)(1)        $  15.8
  Allowance for volume and early payment
    discounts ...................................    $    7.1           $  31.7          $  (30.6)(2)        $   8.2


YEAR ENDED DECEMBER 31, 2001:
Applied against asset accounts:
  Allowance for doubtful accounts ...............    $    7.6           $   3.5          $   (2.8)(1)        $  8.3
  Allowance for volume and early payment
   discounts ....................................    $    8.5           $  30.0          $  (31.4)(2)        $  7.1


YEAR ENDED DECEMBER 31, 2000:
Applied against asset accounts:
  Allowance for doubtful accounts ...............    $    14.6          $  (0.9)         $   (6.1)(1)        $  7.6
  Allowance for volume and early payment
    discounts ...................................    $    12.6          $  34.2          $  (38.3)(2)        $  8.5

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

                                  Revlon, Inc.
                                  (Registrant)

By: /s/ Jack L. Stahl         By: /s/ Douglas H. Greeff            By: /s/  Laurence Winoker
-------------------------     ----------------------------------   ---------------------------------------
Jack L. Stahl                         Douglas H. Greeff                     Laurence Winoker
President, Chief Executive            Executive Vice                        Senior Vice President,
Officer and Director                  President and                         Corporate Controller and
                                      Chief Financial Officer               Treasurer


Dated: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 21, 2003 and in the capacities indicated.

Signature                                Title

*                                        Chairman of the Board and Director
-----------------------------------
(Ronald O. Perelman)


*                                        Director
-----------------------------------
(Howard Gittis)


*                                        Director
-----------------------------------
(Donald G. Drapkin)


/s/ Jack L. Stahl                        President, Chief Executive Officer and Director
-----------------------------------
(Jack L. Stahl)


*                                        Director
-----------------------------------
(Meyer Feldberg)

*                                        Director
-----------------------------------
(Vernon E. Jordan, Jr.)

*                                        Director
-----------------------------------
(Edward J. Landau)

*                                        Director
----------------------------------
(Linda Gosden Robinson)

*                                        Director
----------------------------------
(Terry Semel)

*                                        Director
----------------------------------
(Martha Stewart)



* Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman

Robert K. Kretzman
Attorney-in-fact

                                 CERTIFICATIONS

I, Jack L. Stahl, certify that:

1. I have reviewed this annual report on Form 10-K of Revlon, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Jack L. Stahl
                                                   ----------------------------
                                                   Jack L. Stahl
                                                   President and Chief Executive
                                                   Officer of Revlon, Inc.

Date: March 21, 2003

                                 CERTIFICATIONS


I, Douglas H. Greeff, certify that:

1. I have reviewed this annual report on Form 10-K of Revlon, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           /s/ Douglas H. Greeff
                           ---------------------------------
                           Douglas H. Greeff

                           Executive Vice President and Chief Financial Officer of Revlon, Inc.

Date: March 21, 2003

                                 EXHIBIT INDEX


2.          PLAN OF ACQUISITION ETC.

2.1 Investment Agreement, dated as of February 5, 2003 among Revlon, Inc., Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003 (the "Products Corporation February 2003 Form 8-K"))

3.          CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1         Amended and Restated Certificate of Incorporation of Revlon, Inc.
            dated March 4, 1996 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended March 31, 1996).

3.2 Amended and Restated By-laws of Revlon, Inc., dated as of June 30, 2001 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2001 (the "Revlon 2001 Second Quarter Form 10-Q")).

3.3 Certificate of Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock of Revlon, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on October 11, 2001, File No. 333- 71378).

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

4.2 Revlon Pledge Agreement, dated as of November 30, 2001, between Revlon, Inc., as pledgor, in favor of Wilmington Trust Company, as note collateral agent (the "Note Collateral Agent") (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Products Corporation for the year ended December 31, 2001 (the "Products Corporation 2001 Form 10- K")).

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

4.14 Company Patent Security Agreement, dated as of November 30, 2001, between Products Corporation, as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.14 to the Products Corporation 2001 Form 10-K).

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

4.17 Subsidiary Trademark Security Agreement, dated as of November 30, 2001, between Charles of the Ritz Group, Ltd., as grantor, in favor of Wilmington Trust Company, as Note Collateral Agent (incorporated by reference to Exhibit 4.17 to the Products Corporation 2001 Form 10- K).

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

4.20        Indenture, dated as of February 1, 1998, between Revlon Escrow Corp.
            ("Revlon Escrow") and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the "Products Corporation March 1998 Form S-1")).

4.21 Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee, relating to the 8 5/8% Senior Subordinated Notes Due 2008 (the "8 5/8% Senior Subordinated Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Products Corporation March 1998 Form S-1).

4.22 First Supplemental Indenture, dated April 1, 1998, among Products Corporation, Revlon Escrow, and the Trustee, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation March 1998 Form S-1).

4.23 First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and the Trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to
            Exhibit 4.4 to the Products Corporation March 1998 Form S-1).

4.24 Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as Trustee, relating to Products Corporation's 9% Senior Notes due 2006 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended September 30, 1998).

4.25 Second Amended and Restated Credit Agreement, dated as of November 30, 2001, among Products Corporation, the subsidiaries of Products Corporation parties thereto, the lenders parties thereto, the Co-Agents parties thereto, Citibank, N.A., as documentation agent, J.P. Morgan Securities Inc., as sole arranger and bookrunner, and JPMorgan Chase Bank, as administrative agent (the "Second Amended and Restated Credit Agreement") (incorporated by reference to
            Exhibit 4.1 to the Products Corporation November 2001 Form 8-K).

4.26 First Amendment dated May 31, 2002 to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit
            10.18 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarterly period ended June 30, 2002).

4.27 Second Amendment and First Waiver Agreement dated as of February 5, 2003 to the Second Amended and Restated Credit Agreement (incorporated by reference to 10.19 to the Products Corporation February 2003 Form 8-K).

10.         MATERIAL CONTRACTS.

10.1 Asset Transfer Agreement, dated as of June 24, 1992, among Holdings, National Health Care Group, Inc., Charles of the Ritz Group Ltd., Products Corporation and Revlon, Inc. (incorporated by reference to
            Exhibit 10.1 to Amendment No. 1 to the Revlon, Inc. Registration Statement on Form S-1 filed with the Commission on June 29, 1992, File No. 33- 47100).

10.2 Tax Sharing Agreement, entered into as of June 24, 1992, among Mafco Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Products Corporation 2001 Form 10-K).

10.3 Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (incorporated by reference to
            Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 of Revlon, Inc.).

10.4 Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).

10.5 Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff (the "Greeff Employment Agreement")(incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Revlon, Inc.).

10.6 Amendment dated June 18, 2001 to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).

10.7 Employment Agreement, effective as of August 1, 2001, between Products Corporation and Paul E. Shapiro (incorporated by reference to Exhibit 10.7 to the Products Corporation 2001 Form 10-K).

*10.8       Revlon Executive Bonus Plan (Amended and Restated as of September 1,
            2002).

10.9 Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for year ended December 31, 1998 of Revlon, Inc.).

*10.10      Executive Supplemental Medical Expense Plan Summary dated July 2000.

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

*10.13      Revlon Executive Severance Policy as amended July 1, 2002.

10.14 Revlon, Inc. Fourth Amended and Restated 1996 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91038).

10.15 Purchase Agreement, dated as of February 18, 2000, by and among Revlon, Inc., Products Corporation, REMEA 2 B.V., Revlon Europe, Middle East and Africa, Ltd., Revlon International Corporation, Europeenne de Produits de Beaute S.A., Deutsche Revlon GmbH & Co. K.G., Revlon Canada, Inc., Revlon de Argentina, S.A.I.C., Revlon South Africa (Proprietary) Limited, Revlon (Suisse) S.A., Revlon Overseas Corporation C.A., CEIL Comercial, Exportadora, Industrial Ltda., Revlon Manufacturing Ltd., Revlon Belgium N.V., Revlon (Chile) S.A., Revlon (Hong Kong) Limited, Revlon, S.A., Revlon Nederland B.V., Revlon New Zealand Limited, European Beauty Products S.p.A. and Beauty Care Professional Products Luxembourg, S.a.r.l. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1999 of Revlon, Inc.).

10.16 Purchase and Sale Agreement dated as of July 31, 2001 by and between Holdings and Revlon, Inc. relating to the Charles of the Ritz business (incorporated by reference to Exhibit 10.6 to the Products Corporation 2001 Form 10-K).

10.17 Senior Unsecured Multiple-Draw Term Loan dated as of February 5, 2003, between MacAndrews & Forbes and Products Corporation (incorporated by reference to Exhibit 10.17 to the Products Corporation February 2003 Form 8-K).

10.18 Senior Unsecured Supplemental Line of Credit Agreement, dated as of February 5, 2003, between MacAndrews & Forbes and Products Corporation (incorporated by reference to Exhibit 10.18 of the Products Corporation February 2003 Form 8-K).

21.         SUBSIDIARIES.

*21.1       Subsidiaries of Revlon, Inc.

23.         CONSENTS OF EXPERTS AND COUNSEL.

*23.1       Consent of KPMG LLP.

24.         POWERS OF ATTORNEY.

*24.1       Power of Attorney executed by Ronald O. Perelman.

*24.2       Power of Attorney executed by Howard Gittis.

*24.3       Power of Attorney executed by Donald G. Drapkin.

*24.4       Power of Attorney executed by Meyer Feldberg.

*24.5       Power of Attorney executed by Vernon E. Jordan, Jr.

*24.6       Power of Attorney executed by Edward J. Landau

*24.7       Power of Attorney executed by Linda Gosden Robinson.

*24.8       Power of Attorney executed by Terry Semel.

*24.9       Power of Attorney executed by Martha Stewart.

99.         ADDITIONAL EXHIBITS.

*99.1 Certification of Jack L. Stahl, Chief Executive Officer, dated March 21, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of The Sarbanes-Oxley Act of 2002.

*99.2 Certification of Douglas H. Greeff, Chief Financial Officer, dated March 21, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Filed herewith.