Form 10-Q
period 2004-06-30
REVLON INC /DE/
filed 2004-08-16
CIK 887921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes     X            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes                   No     X

As of June 30, 2004, 338,867,944 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 20,819,333 shares of Class A Common Stock and all of the shares of Class B Common Stock were owned beneficially by REV Holdings LLC, an indirect wholly-owned subsidiary of Mafco Holdings Inc., and 169,291,308 shares of Class A Common Stock were owned beneficially by Mafco Holdings Inc.

Total Pages – 43

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51.7	$56.5
Trade receivables, less allowances of $18.7 and $19.4, respectively	170.4	182.5
Inventories	159.6	142.7
Prepaid expenses and other	43.6	33.9
Total current assets	425.3	415.6
Property, plant and equipment, net	125.2	132.1
Other assets	157.7	158.4
Goodwill, net	186.1	186.1
Total assets	$894.3	$892.2
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Short-term borrowings – third parties	$33.7	$28.0
Accounts payable	105.1	97.4
Accrued expenses and other	287.9	321.9
Total current liabilities	426.7	447.3
Long-term debt – third parties	1,166.4	1,723.3
Long-term debt – affiliates	4.0	146.2
Other long-term liabilities	290.7	301.0
Stockholders' deficiency:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 0 as of June 30, 2004 and 546 shares as of December 31, 2003 of Series A Preferred Stock issued and outstanding, respectively	—	54.6
Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 0 as of June 30, 2004 and 4,333 shares as of December 31, 2003 Series B Preferred Stock issued and outstanding, respectively	—	—
Class B Common Stock, par value $.01 per share; 200,000,000 shares authorized, 31,250,000 issued and outstanding	0.3	0.3
Class A Common Stock, par value $.01 per share; 900,000,000 as of June 30, 2004 and 350,000,000 shares as of December 31, 2003 authorized, respectively, and 338,867,944 shares as of June 30, 2004 and 38,208,451 shares as of December 31, 2003 issued and outstanding, respectively	3.4	0.4
Additional paid-in-capital (capital deficiency)	753.9	(139.0)
Accumulated deficit	(1,612.8)	(1,515.7)
Deferred compensation	(15.7)	(4.2)
Accumulated other comprehensive loss	(122.6)	(122.0)
Total stockholders' deficiency	(993.5)	(1,725.6)
Total liabilities and stockholders' deficiency	$894.3	$892.2

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$316.1	$322.3	$624.5	$614.3
Cost of sales	118.4	125.2	235.5	236.7
Gross profit	197.7	197.1	389.0	377.6
Selling, general and administrative expenses	199.4	200.2	371.3	384.4
Restructuring costs (benefit)	0.1	—	(0.6)	0.5
Operating (loss) income	(1.8)	(3.1)	18.3	(7.3)
Other expenses (income):
Interest expense	29.0	42.8	73.6	84.2
Interest income	(1.1)	(1.7)	(2.1)	(2.2)
Amortization of debt issuance costs	2.5	2.4	5.1	4.4
Foreign currency losses (gains), net	3.0	(2.7)	1.6	(2.4)
Loss on early extinguishment of debt	—	—	32.6	—
Miscellaneous, net	2.4	—	2.5	0.4
Other expenses, net	35.8	40.8	113.3	84.4
Loss before income taxes	(37.6)	(43.9)	(95.0)	(91.7)
Provision (benefit) for income taxes	1.3	(6.1)	2.1	(5.2)

Net loss	$(38.9)	$(37.8)	$(97.1)	$(86.5)
Basic and diluted loss per common share	$(0.11)	$(0.68)	$(0.42)	$(1.60)
Weighted average number of common shares outstanding:
Basic and diluted	369,526,515	55,225,957	231,229,771	53,947,077

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital (Capital Deficiency)	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss (a)	Total Stockholders' Deficiency
Balance, January 1, 2003.	$54.6	$0.5	$(192.6)	$(1,361.9)	$(6.4)	$(132.7)	$(1,638.5)
Issuance of restricted stock, net					0.1		0.1
Amortization of deferred compensation					1.1		1.1
Net proceeds from the Rights Offering (See Note 5)		0.2	46.8				47.0
Reduction of liabilities assumed from indirect parent (c)			6.9				6.9
Comprehensive loss:
Net loss				(86.5)			(86.5)
Currency translation adjustment						5.5	5.5
Net loss on foreign currency forward exchange contracts						(2.1)	(2.1)
Total comprehensive loss							(83.1)
Balance, June 30, 2003	$54.6	$0.7	$(138.9)	$(1,448.4)	$(5.2)	$(129.3)	$(1,666.5)
Balance, January 1, 2004	$54.6	$0.7	$(139.0)	$(1,515.7)	$(4.2)	$(122.0)	$(1,725.6)
Debt Reduction Transactions (See Note 9) (b)	(54.6)	3.0	879.3				827.7
Issuance of restricted stock, net			13.6		(13.6)		—
Amortization of deferred compensation					2.1		2.1
Comprehensive loss:
Net loss (See Note 9) (b)				(97.1)			(97.1)
Currency translation adjustment						(2.5)	(2.5)
Net gain on foreign currency forward exchange contracts						1.9	1.9
Total comprehensive loss							(97.7)
Balance, June 30, 2004	$—	$3.7	$753.9	$(1,612.8)	$(15.7)	$(122.6)	$(993.5)

(a)	Accumulated other comprehensive loss includes net unrealized gains (losses) on revaluations of foreign currency forward exchange contracts of $0.2 and $(1.8) as of June 30, 2004 and 2003, respectively, net realized gains (losses) of $0.3 and $(0.3) on foreign currency forward exchange contracts, as of June 30, 2004 and 2003, respectively, cumulative net translation losses of $11.0 and $13.6 as of June 30, 2004 and 2003, respectively, and adjustments for the minimum pension liability of $112.1 and $113.6 as of June 30, 2004 and 2003, respectively.

(b)	The changes in Preferred Stock, Common Stock, Additional Paid-in-Capital (Capital Deficiency) and a portion of Accumulated Deficit are a result of the consummation of the Debt Reduction Transactions. (See Note 9).

(c)	During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9, of which $6.9 was recorded directly to Additional Paid-In-Capital (Capital Deficiency) since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992.

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003
Net loss	$(97.1)	$(86.5)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	55.0	55.7
Debt discount amortization	1.6	2.6
Loss on early extinguishment of debt	19.3	—
Change in assets and liabilities, net of acquisitions and dispositions:
Decrease in trade receivables	11.0	11.0
Increase in inventories	(17.8)	(28.2)
Increase in prepaid expenses and other current assets	(10.6)	(0.2)
Increase in accounts payable	8.0	4.9
Decrease in accrued expenses and other current liabilities	(30.4)	(52.9)
Purchase of permanent displays	(33.0)	(40.9)
Other, net	(6.1)	(0.3)
Net cash used for operating activities	(100.1)	(134.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.1)	(13.2)
Net cash used for investing activities	(8.1)	(13.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings – third parties	6.3	(0.4)
Proceeds from the issuance of long-term debt – third parties	325.0	102.8
Repayment of long-term debt – third parties	(252.7)	(100.5)
Proceeds from the issuance of long-term debt – affiliates	42.7	43.5
Repayment of long-term debt – affiliates	(15.5)	—
Net Proceeds from the Rights Offering	—	47.0
Issuance of Series C preferred stock	—	50.0
Redemption of Series C preferred stock	—	(50.0)
Payment of financing costs	(3.5)	(3.4)
Net cash provided by financing activities	102.3	89.0
Effect of exchange rate changes on cash and cash equivalents	1.1	7.6
Net decrease in cash and cash equivalents	(4.8)	(51.4)
Cash and cash equivalents at beginning of period	56.5	85.8
Cash and cash equivalents at end of period	$51.7	$34.4
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$76.8	$81.4
Income taxes, net of refunds	8.5	4.0

Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest to Class A Common Stock	$813.8	$—
Exchange and conversion of Series A and Series B Preferred Stock to Class A Common Stock	54.6	—

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

The accompanying Consolidated Condensed Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made.

The Unaudited Consolidated Condensed Financial Statements include the accounts of the Company after elimination of all intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation (including 23.1 million stock option awards and 4.5 million restricted shares issued under the Amended and Restated Revlon, Inc. Stock Plan during the second quarter of 2004) under the disclosure provisions of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(38.9)	$(37.8)	$(97.1)	$(86.5)
Add: Stock-based employee compensation included in reported net loss	1.5	0.4	2.1	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9.1)	(2.0)	(10.5)	(4.7)
Pro forma net loss	$(46.5)	$(39.4)	$(105.5)	$(90.1)
Basic and diluted loss per common share:
As reported	$(0.11)	$(0.68)	$(0.42)	$(1.60)
Pro forma	$(0.13)	$(0.71)	$(0.46)	$(1.67)

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

In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted in the U.S. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. Certain of the Company's post-retirement benefit plans do provide for such prescription-drug benefits. The Company has made a one-time election to defer accounting for the economic effects of the Medicare Act, as permitted by the Financial Accounting Standards Board ("FASB") Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003".

In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Medicare Act. FASB Staff Position 106-2, which requires measurement of the Accumulated Postretirement Benefit Obligation ("APBO") and net periodic postretirement benefit cost to reflect the effects of the Medicare Act, supercedes FASB Staff Position 106-1. FASB Staff Position 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company has not fully evaluated the impact of the Medicare Act's benefits and subsidies on the Company's accumulated benefit obligation for applicable post-retirement benefits. The Company has also not determined what changes would be required to the current benefits provided to allow the Company to qualify for the federal subsidy. Management believes that the provisions of the Medicare Act will not have a material effect on the Company's consolidated financial statements.

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three months ended June 30, 2004 and 2003 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2004	2003	2004	2003
Service cost	$2.5	$5.2	$—	$0.1
Interest cost	7.6	7.4	0.2	0.2
Expected return on plan assets	(6.4)	(5.4)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Amortization of actuarial loss	2.1	2.3	—	—
	5.7	9.3	0.2	0.3
Portion allocated to Holdings	(0.1)	(0.1)	—	—
	$5.6	$9.2	$0.2	$0.3

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the six months ended June 30, 2004 and 2003 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2004	2003	2004	2003
Service cost	$5.0	$7.5	$(1.9)	$0.2
Interest cost	15.2	14.8	(1.2)	0.4
Expected return on plan assets	(12.8)	(10.8)	—	—
Amortization of prior service cost	(0.2)	(0.4)	—	—
Amortization of actuarial loss	4.2	4.6	—	—
	11.4	15.7	(3.1)	0.6
Portion allocated to Holdings	(0.1)	(0.2)	—	—
	$11.3	$15.5	$(3.1)	$0.6

The Company recognized $3.3 of income in the first half of 2004 related to a reduction in the liability for an International post-retirement benefit arrangement whose terms were modified.

Employer Contributions:

The Company previously disclosed in the notes to its financial statements for the year ended December 31, 2003, that it expected to contribute $40 in cash to its pension plans and $1 to its post-retirement benefit plans in 2004. As of June 30, 2004, a total of $13 of contributions had been made. The Company presently anticipates contributing an additional $21 in 2004 for a total of approximately $34 during all of 2004.

(3)    Inventories

	June 30, 2004	December 31, 2003
Raw materials and supplies	$51.1	$48.3
Work-in-process	12.7	11.6
Finished goods	95.8	82.8
	$159.6	$142.7

(4)    Other Assets

Included in other assets are trademarks, net, and patents, net. The amounts outstanding for these intangible assets at June 30, 2004 and December 31, 2003 were as follows: for trademarks, net, $7.6 and $7.5, respectively, and for patents, net, $3.6 and $3.9, respectively. Amortization expense for the second quarter and six months ended June 30, 2004 and 2003 was $0.5 and $0.9, respectively, and $0.4 and $0.8, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.5 annually through December 31, 2009.

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

On March 25, 2004, in connection with the Revlon Exchange Transactions (as hereinafter defined), the Company issued 299,969,493 shares of Class A Common Stock (as hereinafter defined) (See Note 9 to the Unaudited Consolidated Condensed Financial Statements). Revlon, Inc. currently has outstanding approximately 338,867,944 shares of its Class A Common Stock and 31.25 million shares of its Class B Common Stock (as hereinafter defined), with MacAndrews & Forbes beneficially owning approximately 221.4 million shares of the Common Stock (as hereinafter defined) (representing approximately 59.8% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock).

As a result of the consummation of the 2003 Rights Offering (as hereinafter defined) on June 20, 2003, the Company issued a total of 17,605,650 shares of its Class A common stock, with a par value of $0.01 per share ("Class A Common Stock"), increasing the number of outstanding shares of the Company's Class A Common Stock at such time to 38,121,785 and the total number of shares of Class A Common Stock and Class B common stock outstanding, including the Company's existing 31,250,000 shares of Class B common stock, with a par value of $0.01 per share ("Class B Common Stock," and together with the Class A Common Stock, the "Common Stock"), at such time to 69,371,785. Upon consummation of the 2003 Rights Offering, the fair value, based on the New York Stock Exchange ("NYSE") closing price of the Company's Class A Common Stock was more than the subscription price. Accordingly, basic and diluted loss per common share for all periods prior to the 2003 Rights Offering have been restated to reflect the stock dividend of 1,262,328 shares of the Company's Class A Common Stock.

The shares issued in the Revlon Exchange Transactions and the 2003 Rights Offering are included in the weighted average number of shares outstanding since the date of the respective transactions.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS —Continued
(dollars in millions, except per share data)

During the second quarter and first half of 2004, the Company revised its estimate of the cost to be incurred related to the previous restructuring program. Additionally, during the second quarter of 2004 the Company recorded $0.3 for employee severance and other personnel benefits. In 2003, the Company recorded separate charges of $5.9 ($0.5 of which was recorded in the first half of 2003) for employee severance and other personnel benefits for 421 employees in certain International operations, as to which 333 employees had been terminated as of June 30, 2004.

Details of the activities described above during the six-month period ended June 30, 2004 are as follows:

	As of January 1, 2004	Expenses, Net	Utilized, Net		As of June 30, 2004
			Cash	Noncash
Employee severance and other personnel benefits:
2000 program	$1.8	$—	$(0.9)	$—	$0.9
2003 program	5.0	—	(0.4)	0.2	4.8
2004 program	—	0.3	—	—	0.3
	6.8	0.3	(1.3)	0.2	6.0
Leases and equipment write-offs	2.2	(0.9)	0.7	0.1	2.1
	$9.0	$(0.6)	$(0.6)	$0.3	$8.1

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

(7)    Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company's results of operations and the value of its foreign assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities and changes in consumer purchasing habits.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic areas:	2004	2003	2004	2003
Net sales:
United States..	$192.1	$210.9	$382.7	$405.7
Canada	14.7	13.9	30.0	24.0
United States and Canada	206.8	224.8	412.7	429.7
International	109.3	97.5	211.8	184.6
	$316.1	$322.3	$624.5	$614.3

Long-lived assets:	June 30, 2004	December 31, 2003
United States	$386.2	$392.9
Canada	4.5	3.9
United States and Canada	390.7	396.8
International	78.3	79.8
	$469.0	$476.6

Classes of similar products:	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Cosmetics, skin care and fragrances	$210.3	$208.4	$417.2	$406.2
Personal care	105.8	113.9	207.3	208.1
	$316.1	$322.3	$624.5	$614.3

(8)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at June 30, 2004 and 2003 was $54.1 and $31.9, respectively. The fair value of the foreign currency forward exchange contracts outstanding at June 30, 2004 and 2003 was $0.2 and $(1.8), respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

(9)    Long-term Debt

On February 12, 2004, Revlon, Inc. announced that its Board of Directors had approved agreements with Fidelity Management & Research Co. ("Fidelity") and MacAndrews & Forbes intended to dramatically strengthen Products Corporation's balance sheet (the "Debt Reduction Transactions"). As a result, Products Corporation's debt was reduced by approximately $804 on March 25, 2004. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

Fidelity and MacAndrews & Forbes agreed to tender or to cause to be tendered for exchange in exchange offers (together with the other contemporaneously closed Debt Reduction Transactions described below, the "Revlon Exchange Transactions") an aggregate of approximately $441 of Products Corporation's outstanding 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes (each as hereinafter defined and collectively, the "Revlon Exchange Notes") for shares of Class A Common Stock, at a ratio of 400 shares of Class A Common Stock for each $1,000 principal amount of 8 1/8% Senior Notes or 9% Senior Notes tendered for exchange and 300 shares of Class A Common Stock for each $1,000 principal amount of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements gave Fidelity the right to elect to receive cash or additional shares of Class A Common Stock in respect of accrued interest payable on the notes it tendered. MacAndrews & Forbes received Class A Common Stock in respect of its accrued interest.

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

As part of the Revlon Exchange Transactions, MacAndrews & Forbes also received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004, including accrued interest), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25, 2004, including accrued interest), the Mafco $65 million line of credit (which was nil at March 25, 2004) (each as such loan and line of credit is hereinafter defined) and approximately $24.1 of subordinated promissory notes (the "Loan Conversion Transactions"). Each $1,000 principal amount of indebtedness outstanding under the Mafco $100 million term loan and the 2004 Mafco $125 million term loan was exchanged for 400 shares of Class A Common Stock, and each $1,000 principal amount of indebtedness outstanding under the subordinated promissory notes was exchanged for 300 shares of Class A Common Stock. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged in the Loan Conversion Transaction remained available to Products Corporation, subject to the "Borrowing Limitation" (as hereinafter defined), which Borrowing Limitation has subsequently been eliminated. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

Revlon, Inc. agreed with Fidelity not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Transactions and until the termination of the Stockholders Agreement (as described below), under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan in excess of approximately $87 (the "Borrowing

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Limitation"). Such Borrowing Limitation was subsequently eliminated. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

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

In another contemporaneous transaction to the Revlon Exchange Transactions, Revlon, Inc. and Fidelity entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; and (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004. The Stockholders Agreement will terminate at such time as Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock. Also, in conjunction with the Revlon Exchange Transactions, in February 2004, Products Corporation entered into various amendments to its 2001 Credit Agreement, one of which added a new $64.4 term loan facility to the 2001 Credit Agreement (the "Exchange Bank Amendments"), which agreement was subsequently refinanced. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

As a result of the consummation of the Revlon Exchange Transactions, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior Notes and approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for an aggregate of approximately 224.1 million shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the Revlon Exchange Notes. Such amount of Revlon Exchange Notes exchanged included approximately $1.0 of the 9% Senior Notes and approximately $286.7 of the 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 of the 9% Senior Notes, approximately $77.8 of the 8 1/8% Senior Notes and approximately $32.1 of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

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

The consummation of the Revlon Exchange Transactions on March 25, 2004 resulted in (i) the reduction of indebtedness, preferred stock and accrued interest of $803.9, $54.6 and $9.9, respectively,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

resulting from the issuance of 299,969,493 shares of Class A Common Stock in the Revlon Exchange Transactions and (ii) resulted in a decrease to capital deficiency of $879.3, including $79.9 as a result of the exchange or conversion of indebtedness and preferred stock by MacAndrews & Forbes, representing the difference between the market value at March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of the indebtedness and preferred stock exchanged or converted, together with accrued interest thereon. Additionally, the Company recognized a loss on early extinguishment of debt of $32.6 in connection with the write-off of unamortized debt issuance costs and debt discount, estimated fees and expenses and the difference between the market value at March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of the indebtedness exchanged by third parties (other than by MacAndrews & Forbes), together with accrued interest thereon, of $15.5.

As a result of consummating the Revlon Exchange Transactions, on March 25, 2004 Revlon, Inc. had outstanding approximately 338,177,944 shares of its Class A Common Stock and 31.25 million shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning approximately 221.2 million shares of the Common Stock (representing approximately 59.9% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially owning approximately 78.4 million shares of Class A Common Stock (representing approximately 21.2% of the outstanding shares of Common Stock and approximately 12.1% of the combined voting power of the Common Stock); and other stockholders beneficially owning approximately 69.8 million shares of Class A Common Stock (representing approximately 18.9% of the outstanding shares of Common Stock and approximately 10.7% of the combined voting power of the Common Stock).

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would be unduly disproportionate, Revlon, Inc. indicated that its support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to reduce debt by approximately $110 by the end of March 2006. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering.

Prior to the Revlon Exchange Transactions, in December 2003, Revlon, Inc.'s Board approved two loans from MacAndrews Holdings, one to provide up to $100 million, if needed, to enable the Company to continue to implement and refine its plan, and the other to provide an additional $25 million to be used for general corporate purposes. In January 2004, such loans were consolidated into one term loan agreement (the "2004 Mafco $125 million term loan"). In July 2004, in connection with the New Credit Agreement, the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit were consolidated into a single 2004 Senior Unsecured Supplemental Line of Credit (the "Consolidated Mafco line of credit") with availability of $152, representing the balance of remaining principal available under the 2004 Mafco $125 million term loan (after giving effect to the portion of such loan that was exchanged for equity) and the Mafco $65 million line of credit following the Revlon Exchange Transactions. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements). The 2004 Mafco $125 million

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

term loan was a senior unsecured multiple-draw term loan with interest at a rate of 12% per annum not payable in cash, but accrued and added to the principal amount each quarter, and was to have been paid in full at final maturity on December 1, 2005. Principal and accrued interest of $38.9 under the 2004 Mafco $125 million term loan was converted into shares of Class A Common Stock in connection with the Revlon Exchange Transactions. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

EBITDA (as defined in the 2001 Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the EBITDA covenant of the 2001 Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the leverage ratio covenant of the 2001 Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured waivers of compliance with these covenants for the four quarters ended December 31, 2003. In light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants under the 2001 Credit Agreement for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004, expiring on January 31, 2005 (the "January 2004 Bank Amendment"). The January 2004 Bank Amendment to the 2001 Credit Agreement included certain other amendments to allow for the continued implementation of the Company's plan. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

(10)    Tax Deconsolidation

As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the Mafco Holdings consolidated group (the Mafco Group") for federal income tax purposes. The Internal Revenue Code of 1986, as amended (the "Code") and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the Mafco Group of any consolidated federal net operating losses of the group (CNOLs") that will be available to offset the Company's taxable income and the taxable income of its U.S. subsidiaries for the taxable years beginning after March 25, 2004. It is impossible to estimate accurately the amount of CNOLs that will be allocated to the Company as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the Mafco Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the Mafco Group for the entire consolidated return year ending December 31, 2004. Only the amount of any CNOLs that the Mafco Group does not absorb by December 31, 2004 will be available to be allocated to the Company and its U.S. subsidiaries for taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that the Company and its U.S. subsidiaries will have approximately $330 in U.S. federal net operating losses and nil for alternative minimum tax losses available to the Company and its U.S. subsidiaries as of March 25, 2004. Any losses that the Company and its U.S. subsidiaries may generate after March 25, 2004 will be available to the Company for its use and its U.S. subsidiaries' use and will not be available for the use of the Mafco Group. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

(11)    Subsequent Events

Tender Offer

On June 22, 2004, Products Corporation commenced a cash tender offer (the "Tender Offer") to purchase any and all of the $363.0 aggregate principal amount outstanding of its 12% Senior Secured Notes, as part of a planned comprehensive debt refinancing designed to extend the maturities of a significant amount of its debt which would otherwise be due in 2005.

On July 8, 2004, Products Corporation announced that the total consideration payable in the Tender Offer would be $1,122.24 for each $1,000 principal amount of 12% Senior Secured Notes purchased in the Tender Offer, plus accrued but unpaid interest up to, but not including, the settlement date. Such purchase price included a consent payment of $20.00 per $1,000 principal amount of 12% Senior Secured Notes payable to holders who validly tendered and did not withdraw their 12% Senior Secured Notes before 5:00 p.m. EDT on July 8, 2004. Such purchase price was determined by reference to a fixed spread of 75 basis points over the bid side yield (as quoted on Bloomberg screen PX4 at 2:00 p.m. EDT on July 8, 2004) of the 1.875% U.S. Treasury note due November 30, 2005.

On July 9, 2004, in connection with the initial settlement of the Tender Offer (the "Initial Settlement"), Products Corporation purchased approximately $298 aggregate principal amount of the 12% Senior Secured Notes, representing approximately 82% of the total outstanding principal amount of the 12% Senior Secured Notes, and equal to the notes tendered through 5:00 p.m. EDT on July 8, 2004 for a purchase price of approximately $338.3 (including the applicable premium and accrued interest). In connection with the Tender Offer, on July 6, 2004, Products Corporation announced that it obtained sufficient consents from holders of the 12% Senior Secured Notes for certain amendments which eliminated substantially all of the restrictive covenants and released the guarantees of Products Corporation's obligations, and the collateral securing the obligations of Products Corporation and the guarantors, in each case under the indenture governing the 12% Senior Secured Notes (the "12% Notes Indenture"). A supplemental indenture incorporating such amendments became operative as part of the July 9, 2004 Initial Settlement of the Tender Offer.

The Tender Offer expired at 5:00 p.m. EDT on July 21, 2004. On July 22, 2004, Products Corporation purchased approximately $0.4 aggregate principal amount of the 12% Senior Secured Notes, which was the amount of such notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest).

In connection with the expiration of the Tender Offer, Products Corporation also announced that on August 23, 2004 it will redeem all of the approximately $64.5 aggregate principal amount of its 12% Senior Secured Notes that remained outstanding following the July 21, 2004 expiration of the Tender Offer at the redemption price calculated in accordance with the 12% Notes Indenture.

New Credit Agreement

On July 9, 2004, Products Corporation entered into a new credit agreement (the "New Credit Agreement") with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, whose individual members change from time to time, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. The New Credit Agreement provides up to $960.0 and consists of a $800.0 term loan facility (the "Term Loan Facility") and a $160.0 asset based multi-currency revolving credit facility (the "Multi-Currency Facility") (the Term Loan Facility and the Multi-Currency Facility are referred to as the "New Credit Facilities"). The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0 and (iii)

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"), in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment from time to time. The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the New Credit Facilities will terminate on October 31, 2005 if Products Corporation's 8 1/8% Senior Notes are not redeemed, repurchased or defeased in full on or before such date, on July 31, 2006 if Products Corporation's 9% Senior Notes are not redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes are not redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of such 8 5/8% Senior Subordinated Notes remains outstanding. Products Corporation used the proceeds of borrowings under the New Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase the approximately $298 aggregate principal amount of the 12% Senior Secured Notes tendered at the Initial Settlement of the Tender Offer for a purchase price of approximately $338.3 (including the applicable premium and accrued interest), to purchase the additional $0.4 aggregate principal amount of the 12% Senior Secured Notes tendered following the Initial Settlement through the expiration of the Tender Offer for a purchase price of approximately $0.5 (including the applicable premium and accrued interest), to set aside funds in a collateral account to redeem the $64.5 aggregate principal amount of the 12% Senior Secured Notes remaining outstanding after the expiration of the Tender Offer, and to pay fees and expenses incurred in connection with the New Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that the Company launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes.

Borrowings under the Multi-Currency Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.50%; or (B) the Eurodollar Rate plus 2.50%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.50%. The loans under the Term Loan Facility bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 5.00%; or (B) the Eurodollar Rate plus 6.00%. Products Corporation pays to those lenders under the Multi-Currency Facility a commitment fee of 0.50% of the average daily unused portion of the Multi-Currency Facility, which fee is payable quarterly in arrears. Under the Multi-Currency Facility, Products Corporation pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender), (ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans, (iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for revolving credit loans that are Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (iv) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit (which fee is paid out of the letter of credit commission). Prior to the termination date of the Term Loan Facility, on October 15, January 15, April 15 and July 15 of each year (commencing October 15, 2005) Products Corporation shall repay $2.0 in aggregate principal amount of the term loans outstanding under the Term Loan Facility on each respective date. In addition, the loans under the Term Loan Facility are required to be prepaid with: (i) the net proceeds in excess of $10.0 each year (subject to limited carryover to subsequent years) received during such year from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiaries (and in excess of an additional $25.0 in the aggregate during the term of the New Credit Facilities with respect to certain specified dispositions), subject to certain limited

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

exceptions, (ii) certain net proceeds from equity offerings by Revlon, Inc. that are not used to redeem, repurchase or defease the 8 1/8% Senior Notes, the 9% Senior Notes, the 8 5/8% Senior Subordinated Notes or certain other indebtedness, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt and (iv) 50% of Products Corporation's Excess Cash Flow (as defined in the New Credit Agreement) for any fiscal year.

The New Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the New Credit Facilities and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the subsidiary guarantors, including (i) mortgages on owned real property, including Products Corporation's facility in Oxford, North Carolina; (ii) the capital stock of Products Corporation and the subsidiary guarantors and 66% of the capital stock of Products Corporation's and the subsidiary guarantors' first-tier foreign subsidiaries; (iii) intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and (iv) inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors. The liens on inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the Multi-Currency Facility on a first priority basis and the Term Loan Facility on a second priority basis, while the liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the "Term Loan First Lien Collateral") secure the Term Loan Facility on a first priority basis and the Multi-Currency Facility on a second priority basis, all as set forth in an Intercreditor and Collateral Agency Agreement by and among Products Corporation and the lenders, which also provides that the first priority liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines, provided that to the extent such obligations and lines share in the collateral, the borrowing base is reduced by a reserve established from time to time by the bank agent in respect of such obligations and lines.

The New Credit Agreement contains various restrictive covenants prohibiting Products Corporation from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to finance the actual payment by Revlon, Inc. of expenses and obligations incurred by Revlon, Inc. to enable Revlon, Inc. to, among other things, pay expenses incidental to being a public holding company, including , among other things, professional fees such as legal and accounting fees, regulatory fees such as the Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan, and, subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such, (iii) creating liens or other encumbrances on Products Corporation's or its subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its subsidiaries' assets, except in the ordinary course of business, all subject to certain exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions (including, without limitation, prepaying one or more of the 8 1/8% Notes, 9% Notes or 8 5/8% Senior Subordinated

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS—Continued
(dollars in millions, except per share data)

Notes with the $110 equity offering to be back-stopped by MacAndrews & Forbes), (vi) making investments, subject to certain exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the New Credit Agreement) to 5.50 to 1.00 from December 31, 2004 to September 30, 2005; 5.00 to 1.00 from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 from March 31, 2007 until the maturity date of the New Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 for a period of 30 consecutive days or more, requiring Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the New Credit Agreement) of 1.00 to 1.00.

The events of default under the New Credit Agreement include a Change of Control (as defined in the New Credit Agreement) of Products Corporation and other customary events of default for such types of agreements. Among such customary events of default under the New Credit Agreement is a cross default provision which provides that it is an event of default under the New Credit Agreement if Products Corporation or any of its subsidiaries (i) defaults in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 in aggregate principal amount or (ii) defaults in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 in aggregate principal amount, or any other event occurs, the effect of such default or other event would cause or permit the holders of such debt to accelerate payment.

Consolidated Mafco Line of Credit

On July 9, 2004, Products Corporation and MacAndrews Holdings entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan (as to which after the Revlon Exchange Transactions the total term loan availability was $87) into the single Consolidated Mafco line of credit with availability of $152, the commitment under which reduces to $87 as of July 1, 2005 and terminates on December 1, 2005. Loans are available under the Consolidated Mafco line of credit if (i) the Multi-Currency Facility under the New Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the New Credit Agreement. Loans under the Consolidated Mafco line of credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the New Credit Agreement which on August 2, 2004 was 7.48%, provided, that at any time that the Eurodollar Base Rate under the New Credit Agreement is equal to or greater than 3.0%, the applicable rate to loans under the Consolidated Mafco line of credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect. In connection with the Consolidated Mafco line of credit, on July 15, 2004, Revlon, Inc., Fidelity and MacAndrews & Forbes agreed to eliminate the Borrowing Limitation.

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

The Company has accelerated the implementation of its three-part plan to rationalize costs and to grow the business. In 2002, the Company began the implementation of the stabilization and growth phase of its plan, which, following detailed evaluations and research, includes the following key actions and investments, among others: (i) increasing advertising and media spending and effectiveness; (ii) increasing the marketing effectiveness of the Company's wall displays, by among other things, reconfiguring wall displays at its existing retail customers, streamlining its product assortment and reconfiguring product placement on its wall displays and rolling out the new wall displays; (iii) enhancing the effectiveness of its merchandiser coverage to improve in-store stock levels and work with its retail customers to improve replenishment of the Company's products on the wall displays and to minimize out-of-stocks at its retail customers; (iv) selectively adjusting prices on certain SKUs (or stock keeping units); (v) further strengthening the Company's new product development process; and (vi) implementing a comprehensive program to develop and train the Company's employees.

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of improving the Company's operating margins. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and implementation process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which could include moving certain production for the European markets to the Company's Oxford, North Carolina facility; and (iv) optimize the effectiveness of the Company's marketing and promotions. This stage will also include strengthening the Company's balance sheet and capital structure, much of which, as discussed in Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements, has been accomplished during the first half of 2004.

The Company believes that it has strengthened its organizational capability and it intends to continue doing so in 2004. The Company also strengthened its relationships with its key retailers in the U.S., which has led to space gains and increased distribution for 2004 for certain of the Company's products.

In the second quarter of 2004, net sales decreased $6.2, or 1.9%, to $316.1, as compared to $322.3 in the second quarter of 2003, driven principally by lower shipments in the U.S. (due in part to the mass color cosmetics category softness and less contribution from 2004 product introductions, as compared to 2003 product introductions), partially offset by sales growth in International, including the benefits of favorable foreign currency translation, and the prepayment of certain minimum royalties by a licensee. In the first half of 2004, net sales increased $10.2, or 1.7%, to $624.5, as compared to $614.3 in the first half of 2003, with the increase in the first half of 2004 being driven by sales growth in International, including the benefits of favorable foreign currency translation, and the prepayment of certain minimum royalties and renewal fees by licensees, partially offset by lower shipments in the U.S.

In the United States and Canada, in the second quarter of 2004, net sales decreased to $206.8 from $224.8 in the second quarter of 2003, and in the first half of 2004, net sales decreased to $412.7 from $429.7

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

in the first half of 2003. The decrease in the second quarter and first half of 2004 was due to lower shipments (due in part to the mass color cosmetics category softness and less contribution from 2004 product introductions, as compared to 2003 product introductions), higher returns and allowances (taken together), and the Company's increased brand support, partially offset by the prepayment of certain minimum royalties and renewal fees by licensees of $5.3 and $10.0 in the second quarter of 2004 and first half of 2004, respectively. In International, in the second quarter of 2004, net sales increased to $109.3 from $97.5 in the second quarter of 2003, and in the first half of 2004, net sales increased to $211.8 from $184.6 in the first half of 2003. The increase in the second quarter and first half of 2004 was driven largely by increased unit sales and the impact of foreign currency translation.

In terms of U.S. marketplace performance, according to ACNielsen, the U.S. color cosmetics category for the second quarter of 2004 declined approximately 3.4% versus the same period last year. Combined share for the Revlon and Almay brands totaled 21.7% for the second quarter of 2004, compared with 22.5% in the second quarter of 2003. For the first half of 2004, combined market share for the Revlon and Almay brands totaled 21.9%, compared with 22.7% for the first half of 2003. The share performance reflected less share contribution from new products this year, while the Company's market share on existing businesses advanced solidly. In other categories, the Company gained market share in the second quarter of 2004, compared with the second quarter of 2003, in hair color and beauty tools, while market share was essentially even for anti-perspirants/deodorants.

Net sales in the Company's domestic and international operations in the normal course are subject to the risk of being adversely affected by, among other things, one or more of the following: weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities and changes in consumer purchasing habits.

Operating loss in the second quarter of 2004 was $1.8, as compared to an operating loss of $3.1 in the second quarter of 2003, and in the first half of 2004 operating income was $18.3, as compared to an operating loss of $7.3 in the first half of 2003. The improvement primarily reflected the absence in the second quarter of 2004 of approximately $15 of growth plan charges taken in the second quarter of 2003, as well as the aforementioned higher licensing revenues and lower cost of goods sold, partially offset by higher returns and allowances (taken together) and lower shipments. The improvement in the first half of 2004 reflected the absence of growth plan charges, which increased the operating loss in the first half of 2003 by approximately $26, the aforementioned higher licensing revenues, which included the prepayment of $10.0 of minimum royalties and renewal fees by licensees in the first half of 2004 and favorability relating to a $3.4 reduction in the first half of 2004 of a liability associated with a modification to an International benefit arrangement.

On March 25, 2004 Revlon, Inc. consummated the Revlon Exchange Transactions and reduced Products Corporation's debt by approximately $804. Revlon, Inc. issued an additional 299,969,493 shares of Class A Common Stock and currently has outstanding approximately 338,867,944 shares of Class A Common Stock and 31.25 million shares of Class B Common Stock. MacAndrews & Forbes beneficially owns approximately 221.4 million shares of the Common Stock (representing approximately 59.8% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock). The Company received an additional commitment from MacAndrews & Forbes to provide funds to support its business plan for 2004 in the form of the 2004 Mafco $125 million term loan, which loan was consolidated with the Mafco $65 million line of credit in July 2004 into the Consolidated Mafco line of credit. In the first quarter of 2004, the Company also secured the January 2004 Bank Amendment and the Exchange Bank Amendments. (See Note 9 to the Unaudited Consolidated Condensed Financial Statements).

In June 2004, Products Corporation commenced a cash tender offer for its 12% Senior Secured Notes and announced its intention to refinance its 2001 Credit Agreement. On July 9, 2004, Products

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Corporation entered into the New Credit Agreement with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, whose individual members change from time to time, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. Products Corporation used the proceeds of borrowings under the New Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase approximately $298 aggregate principal amount of the 12% Senior Secured Notes tendered at the Initial Settlement of the Tender Offer for a purchase price of approximately $338.3 (including the applicable premium and accrued interest), to purchase the additional $0.4 aggregate principal amount of the 12% Senior Secured Notes tendered following the Initial Settlement through the expiration of the Tender Offer for a purchase price of approximately $0.5 (including the applicable premium and accrued interest), to set aside funds in a collateral account to redeem the $64.5 aggregate principal amount of the 12% Senior Secured Notes remaining outstanding after the expiration of the Tender Offer, and to pay fees and expenses incurred in connection with the New Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that the Company launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net Sales:

	Three Months Ended June 30,
	2004	2003	Change	Change
United States and Canada	$206.8	$224.8	$(18.0)	– 8.0%
International	109.3	97.5	11.8	12.1	%(1)
	$316.1	$322.3	$(6.2)	– 1.9	%(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 6.2%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 3.8%.

	Six Months Ended June 30,
	2004	2003	Change	Change
United States and Canada	$412.7	$429.7	$(17.0)	– 4.0%
International	211.8	184.6	27.2	14.7	%(1)
	$624.5	$614.3	$10.2	1.7	%(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 5.3%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 1.5%.

    United States and Canada.

The decrease in net sales in the U.S. and Canada in the second quarter of 2004, as compared with the second quarter of 2003, was driven by lower color cosmetics shipments of $17.7 (due in part to the mass

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

color cosmetics category softness and less contribution from 2004 product introductions, as compared to 2003 product introductions), higher returns and allowances (taken together) of $5.1 (including the impact in the second quarter of 2003 of approximately $9 related to the stabilization and growth phase of the Company's plan, which began in December 2002), partially offset by the favorable impact of Canadian dollar currency translation and increased licensing revenue of $5.4, primarily from the prepayment of certain minimum royalties by a licensee. The decrease in net sales in the U.S. and Canada in the first half of 2004 was driven by lower color cosmetics shipments of $21.6 (due in part to the mass color category softness and less contribution from 2004 product introductions, as compared to 2003 product introductions), and higher returns and allowances (taken together) of $3.7 (including the impact in the first half of 2003 of approximately $14 related to the stabilization and growth phase of the Company's plan, which began in December 2002), partially offset by favorable impact of foreign currency translation and increased licensing revenue of $9.8, primarily from the prepayment of $10.0 of certain minimum royalties and renewal fees by licensees.

In terms of U.S. marketplace performance, according to ACNielsen, the color cosmetics category for the second quarter of 2004 declined approximately 3.4% versus the same period last year. Combined share for the Revlon and Almay brands totaled 21.7% for the second quarter of 2004, compared with 22.5% in the second quarter of 2003. For the first half of 2004, combined market share for the Revlon and Almay brands totaled 21.9%, compared with 22.7% for the first half of 2003. The share performance reflected less share contribution from new products this year, while the Company's market share on existing businesses advanced solidly. In other categories, the Company gained market share in the second quarter of 2004, compared to the second quarter of 2003, in hair color and beauty tools, while market share was essentially even for anti-perspirants/deodorants. All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company's largest customer, representing approximately 20.6% of the Company's 2003 worldwide net sales.

    International.

Net sales in the Company's international operations were $109.3 for the second quarter of 2004, compared with $97.5 for the second quarter of 2003, an increase of $11.8 or 12.1%, and were $211.8 for the first half of 2004, compared with $184.6 for the first half of 2003, an increase of $27.2 or 14.7%. Excluding the impact of foreign currency fluctuations, international sales increased by 6.2% and 5.3% in the second quarter and first half of 2004, as compared to the second quarter and first half of 2003, respectively. Sales in the Company's international operations are divided by the Company into three geographic regions.

In Europe, which is comprised of Europe and the Middle East, net sales increased by $1.6, or 5.6%, to $30.4 for the second quarter of 2004, as compared with the second quarter of 2003. Excluding the impact of foreign currency fluctuations, sales declined by $0.8 or 2.8% in the second quarter of 2004, as compared to the second quarter of 2003. The decline in net sales net of foreign currency fluctuations was due to lower sales to distributors in Russia and Germany (which factor the Company estimates contributed to an approximate 3.1% reduction in net sales for the region, as compared with the second quarter of 2003) and lower sales in the U.K., stemming in part from reduced customer inventory levels (which factor the Company estimates contributed to an approximate 1.9% reduction in net sales for the region, as compared with the second quarter of 2003), which was partially offset by increased sales in Israel (which factor the Company estimates contributed to an approximate 2.0% increase in net sales for the region in the second quarter of 2004, as compared with the second quarter of 2003).

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

In Latin America, which is comprised of Mexico, Central America and South America, net sales declined by $0.3, or 1.2%, to $25.0 for the second quarter of 2004, as compared with the second quarter of 2003. Excluding the impact of foreign currency fluctuations, sales increased by $1.0 or 4.0% in the second quarter of 2004, as compared to the second quarter of 2003. The increase in net sales net of foreign currency fluctuations is primarily due to increased sales in Venezuela, Brazil and Argentina (which factor the Company estimates contributed to an approximate 11.1% increase in net sales for the region in the second quarter of 2004, as compared with the second quarter of 2003) which was partially offset by lower sales in Mexico (which factor the Company estimates contributed to an approximate 7.9% reduction in net sales for the region, as compared with the second quarter of 2003).

In the Far East and Africa, net sales increased by $10.5, or 24.2%, to $53.9 for the second quarter of 2004, as compared with the second quarter of 2003. Excluding the impact of foreign currency fluctuations, sales increased $5.8 or 13.4% in the second quarter of 2004, as compared to the second quarter of 2003. This increase in net sales net of foreign currency fluctuations was driven by higher sales in South Africa, Australia, Hong Kong and Japan (which factor the Company estimates contributed to an approximate 10.0% increase in net sales for the region, as compared with the second quarter of 2003).

For the first half of 2004, as compared with the first half of 2003, net sales in Europe increased by $2.3, or 3.9%, to $60.7. Excluding the impact of foreign currency fluctuations, sales declined by $4.0 or 6.8% in the first half of 2004, as compared to the first half of 2003. The decline in net sales net of foreign currency fluctuations was due to lower sales in the U.K., stemming in part from reduced customer inventory levels (which factor the Company estimates contributed to an approximate 4.8% reduction in net sales for the region, as compared with the first half of 2003) and lower sales to distributors in Russia and Germany (which factor the Company estimates contributed to an approximate 4.4% reduction in net sales for the region, as compared with the first half of 2003).

In Latin America, net sales increased by $4.8, or 11.7%, to $45.9 for the first half of 2004, as compared with the first half of 2003. Excluding the impact of foreign currency fluctuations, sales increased by $5.1 or 12.4% in the first half of 2004, as compared to the first half of 2003. The increase in net sales net of foreign currency fluctuations is primarily due to increased sales in Brazil, Venezuela and Argentina (which factor the Company estimates contributed to an approximate 16.2% increase in net sales for the region in the first half of 2004, as compared with the first half of 2003) due to improved local economic and business conditions, which was partially offset by lower sales in Mexico (which factor the Company estimates contributed to an approximate 5.1% reduction in net sales for the region, as compared with the first half of 2003).

In the Far East and Africa, net sales increased by $20.1, or 23.6%, to $105.2 for the first half of 2004, as compared with the first half of 2003. Excluding the impact of foreign currency fluctuations, sales increased $8.6 or 10.1% in the first half of 2004, as compared to the first half of 2003. This increase was driven by higher sales in South Africa, Japan and Australia related to favorable economic conditions (which factor the Company estimates contributed to an approximate 8.0% increase in net sales for the region, as compared with the first half of 2003).

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Gross profit	$197.7	$197.1	$0.6	$389.0	$377.6	$11.4

The $0.6 increase in gross profit for second quarter of 2004, as compared to the second quarter of 2003, is primarily due to higher licensing and other revenue of $5.7 (primarily from the prepayment of $5.3 for certain minimum royalties by a licensee), lower cost of goods sold and favorable foreign currency exchange in 2004, partially offset by higher sales returns, allowances and discounts (taken together) of

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

$4.1 and lower sales volume. The second quarter of 2003 was adversely impacted by increased returns in connection with the stabilization and growth phase of the Company's plan. The $11.4 increase in gross profit for the first half of 2004, as compared to the first half of 2003, is primarily due to the prepayment of certain minimum royalties and renewal fees by licensees and other revenue of $10.6 in 2004, lower cost of goods sold and favorable foreign currency exchange, partially offset by increased returns, allowances and discounts (taken together) of $3.5. The first half of 2003 was adversely impacted by increased returns in connection with the stabilization and growth phase of the Company's plan.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
SG&A expenses	$199.4	$200.2	$0.8	$371.3	$384.4	$13.1

The decrease in selling, general and administrative expenses ("SG&A") for second quarter of 2004, as compared to second quarter of 2003, is due primarily to lower professional fees of $4.4 (the second quarter of 2003 included professional fees and expenses related to the stabilization and growth phase of the Company's plan) and lower brand support of $1.1, partially offset by higher compensation and benefit costs primarily related to restricted stock amortization, higher display amortization of $0.7 and other selling and general expenses. The decrease in SG&A expenses for first half of 2004, as compared to first half of 2003, is due primarily to lower professional fees of $8.3 (the first half of 2003 included professional fees and expenses related to the stabilization and growth phase of the Company's plan), lower brand support of $6.1 and the reduction of $1.4 due to a reduction in the liability for an International post-retirement benefit arrangement whose terms were modified, partially offset by higher compensation and benefit costs and distribution costs.

Restructuring costs (benefit):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Restructuring costs (benefit)	$0.1	$—	$(0.1)	$(0.6)	$0.5	$1.1

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

During the second quarter and first half of 2004, the Company revised its estimate of the cost to be incurred related to its 2000 restructuring program. Additionally, during the second quarter of 2004, the Company recorded $0.3 for employee severance and other personnel benefits. In 2003, the Company recorded separate charges of $5.9 ($0.5 of which was recorded in the first half of 2003) for employee severance and other personnel benefits for employees in certain International operations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Other expenses (income):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Interest expense	$29.0	$42.8	$13.8	$73.6	$84.2	$10.6

The decrease in interest expense for the second quarter and first half of 2004, as compared to the second quarter and first half of 2003, is primarily due to lower overall indebtedness during the second quarter and first half of 2004, resulting from the Revlon Exchange Transactions. (See Note 9 to the Unaudited Consolidated Condensed Financial Statements).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Loss on early extinguishment on debt	$—	$—	$—	$32.6	$—	$(32.6)

The loss on early extinguishment of debt in the first half of 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions. (See Note 9 to the Unaudited Consolidated Condensed Financial Statements).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Miscellaneous, net	$2.4	$—	$(2.4)	$2.5	$0.4	$(2.1)

The increase in miscellaneous, net for the second quarter and first half of 2004, as compared to the comparable 2003 periods, is primarily due to fees and expenses associated with the refinancing that the Company launched in May 2004 but did not consummate.

Provision (benefit) for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Provision (benefit) for income taxes	$1.3	$(6.1)	$(7.4)	$2.1	$(5.2)	$(7.3)

The increase in the provision for income taxes in the second quarter and first half of 2004, as compared with the benefit for income taxes in the second quarter and first half of 2003, was primarily attributable to higher taxable income in certain markets outside the U.S. The 2003 period was benefited by the resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities in the first half of 2004 decreased to $100.1, as compared to $134.8 for the first half of 2003. This improvement resulted primarily from higher operating income, lower inventories, lower purchases of permanent displays, lower accrued expenses and lower cash spending in connection with the stabilization and growth phase of the Company's plan, partially offset by higher prepaid expenses. Also, the Company received $10.0 in the first half of 2004 related to the prepayment of certain minimum royalties and renewal fees by licensees.

Net cash used for investing activities was $8.1 and $13.2 for the first half of 2004 and 2003, respectively. Net cash used for investing activities for the first half of 2004 and 2003 consisted of capital expenditures.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Net cash provided by financing activities was $102.3 and $89.0 for the first half of 2004 and 2003, respectively. Net cash provided by financing activities for the first half of 2004 included cash drawn under the 2001 Credit Agreement, including the additional $64.4 term loan pursuant to the Exchange Bank Amendments, the 2004 $125 million Mafco Loan and the $65 million Mafco line of credit, partially offset by the repayment of borrowings under the 2001 Credit Agreement and the Mafco $65 million line of credit and payment of financing costs in connection with the January 2004 Bank Amendment, the Exchange Bank Amendments and the Revlon Exchange Transactions. Net cash provided by financing activities for the first half of 2003 included cash drawn under the 2001 Credit Agreement and the MacAndrews & Forbes $100 million term loan and net proceeds from the 2003 Rights Offering, partially offset by the repayment of borrowings under the 2001 Credit Agreement and payment of financing costs.

On November 30, 2001, Products Corporation entered into a credit agreement (as amended, the "2001 Credit Agreement") with a syndicate of lenders, which agreement amended and restated the credit agreement entered into by Products Corporation in May 1997 (as amended, the "1997 Credit Agreement"), and, until such agreement was fully refinanced on July 9, 2004 (See Note 11 to the Unaudited Consolidated Condensed Financial Statements), was scheduled to mature on May 30, 2005. As of June 30, 2004, the 2001 Credit Agreement provided up to $311.9, which was comprised of a $179.8 term loan facility (the "2001 Term Loan Facility") and a $132.1 multi-currency revolving credit facility (the "2001 Multi-Currency Facility"). Products Corporation had utilized $289.9 under the 2001 Credit Agreement and had approximately $176 of available liquidity from available sources at June 30, 2004.

    New Credit Agreement

On July 9, 2004, Products Corporation entered into the New Credit Agreement with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. Products Corporation used the proceeds of borrowings under the Term Loan Facility of the New Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase approximately $298 aggregate principal amount of the 12% Senior Secured Notes tendered at the Initial Settlement of the Tender Offer, for a purchase price of approximately $338.3 (including the applicable premium and accrued interest), to purchase the additional $0.4 aggregate principal amount of the 12% Senior Secured Notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest), to set aside funds in a collateral account to redeem the $64.5 aggregate principal amount of the 12% Senior Secured Notes remaining outstanding after the expiration of the Tender Offer, and to pay fees and expenses incurred in connection with the New Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that the Company launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes. The Multi-Currency Facility was undrawn at the July 9, 2004 closing.

The New Credit Agreement provides up to $960.0 and consists of a $800.0 Term Loan Facility and a $160.0 asset-based Multi-Currency Facility. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 and (iii) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the New Credit Facilities will terminate on October 31,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

2005 if the 8 1/8% Senior Notes are not redeemed, repurchased or defeased in full on or before such date, on July 31, 2006 if the 9% Senior Notes are not redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if the 8 5/8% Senior Subordinated Notes are not redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

The 2004 Debt Reduction Transactions

As a result of the Debt Reduction Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 on March 25, 2004.

As part of the Revlon Exchange Transactions, MacAndrews & Forbes received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004, including accrued interest), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25, 2004, including accrued interest), the Mafco $65 million line of credit (which was nil at March 25, 2004) and approximately $24.1 of subordinated promissory notes. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged in the Loan Conversion Transactions remained available to Products Corporation (which loans were consolidated into the Consolidated Mafco line of credit in July 2004), subject to the Borrowing Limitation, which was subsequently eliminated. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

Revlon, Inc. agreed to the Borrowing Limitation with Fidelity not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Transactions and until the termination of the Stockholders Agreement, under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan in excess of approximately $87, which Borrowing Limitation was subsequently eliminated in July 2004. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

As a result of the consummation of the Revlon Exchange Transactions, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior Notes and approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for an aggregate of approximately 224.1 million shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the Revlon Exchange Notes. Such amount of Revlon Exchange Notes exchanged included approximately $1.0 of the 9% Senior Notes and approximately $286.7 of the 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 of the 9% Senior Notes, approximately $77.8 of the 8 1/8% Senior Notes and approximately $32.1 of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Revlon, Inc. currently has outstanding 338,867,944 shares of its Class A Common Stock and 31.25 million shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning approximately 221.4 million shares of the Common Stock (including approximately 32.6 million shares of the Class A Common Stock beneficially owned by a family member with respect to which Mafco Holdings holds a voting proxy). Such shares beneficially owned by MacAndrews & Forbes represent approximately 59.8% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock). Of the shares beneficially owned by MacAndrews & Forbes, REV Holdings currently owns approximately 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would be unduly disproportionate, Revlon, Inc. indicated that its support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to reduce debt by approximately $110 by the end of March 2006. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering.

Also, in conjunction with the Revlon Exchange Transactions, Products Corporation obtained the Exchange Bank Amendments to provide an additional $64.4 term loan facility, the proceeds of which were used to repay outstanding revolving indebtedness under Products Corporation's 2001 Credit Agreement without a reduction in revolving credit commitments. These amendments also reduced the interest rates payable on such term loan facility by 0.5%, as compared to the interest rates payable on loans under the existing term loan facility of Products Corporation's 2001 Credit Agreement. The Exchange Bank Amendments also permitted various aspects of the transactions relating to the Revlon Exchange Transactions. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

On June 22, 2004, Products Corporation commenced the Tender Offer. On the July 9, 2004 Initial Settlement, Products Corporation purchased approximately $298 aggregate principal amount of the 12% Senior Secured Notes, representing approximately 82% of the total outstanding principal amount of the 12% Senior Secured Notes, for a purchase price of approximately $338.3 (including the applicable premium and accrued interest). Products Corporation also obtained sufficient consents from holders of the 12% Senior Secured Notes that were tendered for certain amendments which eliminated substantially all of the restrictive covenants and released the guarantees of Products Corporation's obligations, and the collateral securing the obligations of Products Corporation and the guarantors, in each case under the 12% Notes Indenture. On July 22, 2004, Products Corporation purchased approximately $0.4 aggregate principal amount of the 12% Senior Secured Notes, the amount of such notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest). In connection with the expiration of the Tender Offer, Products Corporation also announced that on August 23, 2004 it will redeem all of the approximately $64.5 aggregate principal amount of its 12% Senior Secured Notes that remained

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

outstanding following the July 21, 2004 expiration of the Tender Offer at a redemption price calculated in accordance with the 12% Notes Indenture. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

EBITDA (as defined in the 2001 Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the EBITDA covenant of the 2001 Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the leverage ratio covenant of the 2001 Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured the January 2004 Bank Amendment that included waivers of compliance with these covenants for the four quarters ended December 31, 2003 and, in light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants under the 2001 Credit Agreement during 2004, an amendment to eliminate the EBITDA and leverage ratio covenants of the 2001 Credit Agreement for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005. The January 2004 Bank Amendment to the 2001 Credit Agreement included certain other amendments to allow for the continued implementation of the Company's plan.

The 2004 Mafco $125 million term loan, as discussed in Note 11, was consolidated with the Mafco $65 million line of credit into the Consolidated Mafco line of credit in July 2004, with availability of $152. Until such consolidation, the 2004 Mafco $125 million term loan was a senior unsecured multiple-draw term loan at an interest rate of 12% per annum, and which was on substantially the same terms as the Mafco $100 million term loan provided by MacAndrews & Forbes earlier in 2003 (the latter of which was fully converted into equity in connection with the Revlon Exchange Transactions), including that interest on such loans was not payable in cash, but accrued and was added to the principal amount each quarter and was to have been paid in full at final maturity on December 1, 2005. (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements).

    2003 Financing Transactions

In February 2003, the Company entered into an investment agreement with MacAndrews Holdings (the "2003 Investment Agreement") pursuant to which the Company undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "2003 Rights Offering"), pursuant to which Revlon, Inc. issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews Holdings in a private placement (representing the number of shares of the Company's Class A Common Stock that MacAndrews Holdings would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of the Company's Class A Common Stock offered in the 2003 Rights Offering).

In addition, in connection with the 2003 Investment Agreement, MacAndrews Holdings also made available a $100 term loan to Products Corporation (the "Mafco $100 million term loan"). Until it was exchanged for equity in connection with the Revlon Exchange Transactions, the Mafco $100 million term loan had a final maturity date of December 1, 2005 and interest on such loan of 12.0% was not payable in cash, but accrued and was added to the principal amount each quarter and was to have been paid in full at final maturity. (See Note 9 to the Unaudited Consolidated Condensed Financial Statements).

Additionally, MacAndrews Holdings also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "Mafco $65 million line of credit") (the Mafco $100 million term loan and the Mafco $65 million line of credit, each as amended, are referred to as the "2003 Mafco Loans") and which was originally to be available to Products Corporation through December 31, 2004 (which, as discussed in Note 11, was consolidated with

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

the 2004 Mafco $125 million term loan into the Consolidated Mafco line of credit in July 2004). Until such consolidation, the Mafco $65 million line of credit bore interest payable in cash at a rate of the lesser of (i) 12.0% and (ii) 0.25% less than the rate payable from time to time on Eurodollar loans under Products Corporation's Credit Agreement (which rate was 8.50% as of June 30, 2004). However, in connection with the January 2004 Bank Amendment of Products Corporation's Credit Agreement, Products Corporation and MacAndrews Holdings agreed to extend the maturity of the Mafco $65 million line of credit to June 30, 2005 and to subject the availability of funds under such line of credit to the condition that an aggregate principal amount of $100 have been drawn under the 2004 Mafco $125 million term loan. (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements).

    Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the New Credit Agreement, the Consolidated Mafco line of credit and other permitted lines of credit. (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements). The New Credit Agreement, the Consolidated Mafco line of credit, Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes"), Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") and Products Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes") contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein and debt service payments and costs. Cash contributions to the Company's pension plans were $21 in 2003 and the Company expects them to be approximately $34 in 2004.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

The Company previously estimated that charges related to the implementation of its plan for 2002, 2003 and 2004 would not exceed $160. The Company recorded charges of approximately $104 in 2002 and approximately $31 in 2003 related to the implementation of the stabilization and growth phase of its plan. The Company currently does not expect to record any additional charges during 2004 in connection with its plan. The Company expects that cash payments related to the foregoing charges that it has previously recorded with respect to its plan will be approximately $100 during 2003 and 2004, of which the Company paid approximately $80 in 2003 and approximately $11 in the first half of 2004.

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

The Company estimates that capital expenditures for 2004 will be approximately $20 to $25. The Company estimates that cash payments related to the restructuring programs referred to in Note 6 to the Unaudited Consolidated Condensed Financial Statements and executive separation costs will be approximately $10 to $15 in 2004.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

The Company expects that operating revenues, cash on hand, funds available for borrowing under the New Credit Agreement, the Consolidated Mafco line of credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2004. (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements). However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements. The U.S. mass-market color cosmetics category during 2003 and the first half of 2004 was softer than the Company expected. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the continued implementation of, and refinement to, the Company's plan, any such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the New Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending. If the Company is unable to satisfy its cash requirements from the sources identified above, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity or debt securities of Revlon, Inc. or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital. The Company may have debt maturing in 2005 if and to the extent it draws under the Consolidated Mafco line of credit. The Company intends to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes, with $116.1 and $75.5 aggregate principal amount outstanding, respectively, prior to their respective maturities in 2006, and to likewise refinance Products Corporation's 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0, prior to their maturity in 2008. As of July 30, 2004, Products Corporation had drawn $800.0 under the Term Loan Facility of the New Credit Agreement and none of the Multi-Currency Facility and the Consolidated Mafco line of credit. (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements).

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the New Credit Agreement, the Consolidated Mafco line of credit, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan.

As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the Mafco Group for federal income tax purposes. The Code and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the Mafco Group of any CNOLs that will be available to offset the Company's taxable income and the taxable income of its U.S. subsidiaries for the taxable years beginning after March 25, 2004. It is impossible to estimate accurately the amount of CNOLs that will be allocated to the Company as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the Mafco Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the Mafco Group for the entire consolidated return year ending December 31, 2004. Only the amount of any CNOLs that the Mafco Group does not absorb by December 31, 2004 will be available to be allocated to the Company and its U.S. subsidiaries for taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that the Company and its U.S. subsidiaries would have approximately $330 in U.S. federal net operating losses and nil for alternative minimum tax losses available to the Company and its U.S. subsidiaries as of March 25, 2004. Any losses that the Company and its U.S. subsidiaries may generate after March 25, 2004 will be available to the Company for its use and its U.S. subsidiaries' use and will not be available for the use of the Mafco Group. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $54.1 outstanding at June 30, 2004. The fair value of foreign currency forward exchange contracts outstanding at June 30, 2004 was $0.2.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2004, there had been no material changes (with the exception of the elimination of approximately $804 in debt in conjunction with the Revlon Exchange Transactions) outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements). The following table reflects the materially reduced long-term debt obligations after the Revlon Exchange Transactions as of June 30, 2004:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of June 30, 2004	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$1,170.4	Nil	$843.4	$327.0	Nil

The table below sets forth the Company's long-term debt as of June 30, 2004, as adjusted to give effect to: (i) the repayment of borrowings under the 2001 Credit Agreement of $289.9; (ii) borrowings under the Term Loan Facility of the New Credit Agreement of $800.0; and (iii) the repayment of $363.0 aggregate principal amount of the 12% Senior Secured Notes ($64.5 of which will be completed on August 23, 2004) (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements):

	Payments Due by Period (dollars in millions)
Contractual Obligations As of June 30, 2004 (Adjusted On the Basis Set Forth Above)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$1,318.6	Nil	$191.6	$327.0	$800.0

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2003. The following table presents the information required by Item 7A as of June 30, 2004 (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements):

	Expected maturity date for the year ended December 31,						Total	Fair Value June 30, 2004
	2004	2005	2006	2007	2008	Thereafter
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$33.7						$33.7	$33.7
Average interest rate (a)	4.6%
Long-term fixed rate – third party ($US)		$357.9 (a)	$191.6		$327.0		876.5	886.4
Average interest rate		12.0%	8.5%		8.6%
Long-term variable rate – third party ($US)		288.7 (b)					288.7	288.7
Average interest rate (a)		8.4%
Long-term variable rate – third party (various currencies)		1.2 (b)					1.2	1.2
Average interest rate (a)		8.5%
Long-term fixed rate – affiliates ($US)		4.0					4.0	4.2
Average interest rate		12.0%
Total debt	$33.7	$651.8	$191.6	$—	$327.0	$—	$1,204.1	$1,214.2

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2004	Fair Value June 30, 2004
Sell Hong Kong Dollars/Buy USD	0.1283	$0.2	$0.2	$—
Buy Euros/Sell USD	1.2003	4.6	4.7	0.1
Sell British Pounds/Buy USD	1.7884	6.9	6.9	—
Sell Australian Dollars/Buy USD	0.7283	13.1	13.9	0.8
Sell Canadian Dollars/Buy USD	0.7506	14.6	14.7	0.1
Sell South African Rand/Buy USD	0.1423	6.9	6.2	(0.7)
Buy Australian Dollars/Sell New Zealand Dollars	1.1220	3.7	3.6	(0.1)
Buy British Pounds/Sell Euros	0.6758	4.1	4.1	—
Total forward contracts		$54.1	$54.3	$0.2

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2004.

(b)	Represents Products Corporation's 2001 Credit Agreement which, until such agreement was refinanced as of July 9, 2004, was to have matured in May 2005. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

The following table presents the information required by Item 7A as of June 30, 2004, as adjusted to give effect to: (i) the repayment of borrowings under the 2001 Credit Agreement of $289.9; (ii) borrowings under the Term Loan Facility of the New Credit Agreement of $800.0; and (iii) the repayment of $363.0 aggregate principal amount of the 12% Senior Secured Notes ($64.5 of which will be completed on August 23, 2004) (See Notes 9 and 11 to the Unaudited Consolidated Condensed Financial Statements):

	As adjusted expected maturity date for the year ended December 31,									As Adjusted Fair Value June 30, 2004
	2004	2005	2006	2007	2008	Thereafter		Total
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$33.7							$33.7		$33.7
Average interest rate (a)	4.6%
Long-term fixed rate – third party ($US)			$191.6		$327.0			518.6		485.6
Average interest rate			8.5%		8.6%
Long-term variable rate – third party ($US)						$800.0	(b)	800.0	(b)	800.0
Average interest rate (a)						10.7%
Total debt	$33.7	$—	$191.6	$—	$327.0	$800.0		$1,352.3		$1,319.3

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2004	Fair Value June 30, 2004
Sell Hong Kong Dollars/Buy USD	0.1283	$0.2	$0.2	$—
Buy Euros/Sell USD	1.2003	4.6	4.7	0.1
Sell British Pounds/Buy USD	1.7884	6.9	6.9	—
Sell Australian Dollars/Buy USD	0.7283	13.1	13.9	0.8
Sell Canadian Dollars/Buy USD	0.7506	14.6	14.7	0.1
Sell South African Rand/Buy USD	0.1423	6.9	6.2	(0.7)
Buy Australian Dollars/Sell New Zealand Dollars	1.1220	3.7	3.6	(0.1)
Buy British Pounds/Sell Euros	0.6758	4.1	4.1	—
Total forward contracts		$54.1	$54.3	$0.2

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at June 30, 2004.

(b)	Represents borrowings under the Term Loan Facility under the New Credit Agreement that was entered into on July 9, 2004. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's plans to update its retail presence and improve the marketing effectiveness of its retail wall displays by installing newly-reconfigured wall displays and reconfiguring existing wall displays at its retail customers (and its estimates of the costs of such wall displays, the effects of such plans on the accelerated amortization of existing wall displays and the estimated amount of such amortization);

(ii)	the Company's plans to increase its advertising and media spending and improve the effectiveness of its advertising;

(iii)	the Company's plans to introduce new products and further strengthen its new product development and implementation process;

(iv)	the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	the Company's plans to implement comprehensive programs to develop and train its employees and to continue to strengthen its organizational capabilities;

(vi)	the Company's future financial performance, including the Company's belief that its plan is proving effective and that it has strengthened its organizational capability (and its expectation to do so in 2004) and that it has strengthened its relationships with its key retailers in the U.S.;

(vii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities, category weakness and changes in consumer purchasing habits;

(viii)	the charges and the cash costs resulting from implementing and refining the Company's plan and the timing of such costs, as well as the Company's expectations as to improved revenues and achieving profitability over the long term as a result of such phase of its plan and the Company's plans to continue to fund brand support;

(ix)	the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, with the objective of improving its operating profit margins;

(x)	the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(xi)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically;

(xii)	the Company's plans to optimize the effectiveness of its marketing and promotions and merchandiser coverage;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

(xiii)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xiv)	operating revenues, cash on hand and availability of borrowings under the Consolidated Mafco line of credit, Products Corporation's New Credit Agreement and other permitted lines of credit being sufficient to satisfy the Company's cash requirements in 2004;

(xv)	the availability of funds from Products Corporation's New Credit Agreement, the Consolidated Mafco line of credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc.;

(xvi)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditures, restructuring programs and debt service payments, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs, cash contributions to the Company's pension plans, debt service payments (including payments required under Products Corporation's debt instruments) and charges in connection with the Company's growth plan;

(xvii)	matters concerning the Company's market-risk sensitive instruments;

(xviii)	the effects of the Company's adoption of certain accounting principles;

(xix)	the Company's estimates of the amount of U.S. federal net operating losses and the alternative minimum tax losses available to the Company;

(xx)	the Company's plan to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes prior to their respective maturities, and the amounts and timing of such transactions and the estimated impact of such transactions on the Company's financial performance, as well as the Company's plans to redeem the balance of the remaining $64.5 of 12% Senior Secured Notes on August 23, 2004 and its plans to consummate the remaining Debt Reduction Transactions; and

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

(i)	difficulties or delays or unanticipated costs associated with improving the marketing effectiveness of the Company's wall displays;

(ii)	difficulties or delays in, or unanticipated costs associated with, developing and/or presenting the Company's increased advertising programs and/or improving the effectiveness of its advertising;

(iii)	difficulties or delays in, or unanticipated costs associated with, developing and introducing new products or failure of the Company's customers to accept new product offerings and/or in further strengthening the Company's new product development and implementation process;

(iv)	difficulties or delays in, or unanticipated costs associated with, implementing the Company's plans to streamline its product assortment and reconfigure product placement on its wall displays and selectively adjust prices on certain of its products;

(v)	difficulties or delays in, or unanticipated costs associated with, implementing comprehensive programs to train the Company's employees and strengthen the Company's organizational capabilities;

(vi)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(vii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions, military actions, terrorist activities, consumer purchasing habits and in trade, monetary, fiscal and tax policies in international markets;

(viii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan;

(ix)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the accelerated growth phase of its plan, with the objective of improving its operating profit margins;

(x)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(xi)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically;

(xii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing and promotions or merchandiser coverage;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

(xiii)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xiv)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xv)	the unavailability of funds under Products Corporation's New Credit Agreement, the Consolidated Mafco line of credit or other permitted lines of credit;

(xvi)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, cash pension plan contributions, growth plan charges, or debt service payments;

(xvii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xviii)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xix)	lower than expected U.S. federal net operating losses or alternative minimum tax losses available to the Company;

(xx)	difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes prior to their respective maturities or to complete the redemption of the remaining $64.5 of the 12% Senior Secured Notes and the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for indebtedness of Products Corporation and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions; and

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

Website Availability of Reports and Other Corporate Governance Information

In January 2004, the Company adopted a comprehensive corporate governance program, including Corporate Governance Guidelines for the Board, Board Guidelines for Assessing Director Independence and new charters for the Company's Audit and Compensation and Stock Plan Committees. The Company maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, among other things, the Company's corporate governance materials and certain SEC filings (such as the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.'s directors and Section 16 executive officers, and certain other documents filed with the Commission), each of which are generally available on such site on the same business day as the filing date with the Commission. In addition, under the section of the website entitled, "Corporate Governance," the Company posts the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for the Company's Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as the Company's Code of Business Conduct, which includes the Company's Code of Ethics for Senior Financial Officers, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York NY, 10017.

REVLON, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities –

In connection with the Tender Offer, on July 6, 2004 Products Corporation announced that it obtained sufficient consents from the holders of the 12% Senior Secured Notes for certain amendments which eliminated substantially all of the restrictive covenants and released the guarantees of Products Corporation's obligations, and the collateral securing the obligations of Products Corporation and the guarantors, in each case under the 12% Notes Indenture. A supplemental indenture incorporating such amendments became operative as part of the July 9, 2004 Initial Settlement of the Tender Offer. The practical effect of the supplemental indenture is temporary as approximately $298.5 of the 12% Senior Secured Notes have been purchased pursuant to the Tender Offer and the remaining approximately $64.5 of 12% Senior Secured Notes have been called for redemption on August 23, 2004. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

Item 4.    Submission of Matters to a Vote of Security Holders –

2004 Annual Meeting:

The Company's 2004 Annual Meeting of Stockholders was held on June 4, 2004. Stockholders approved the election of Ronald O. Perelman, Alan S. Bernikow, Paul J. Bohan, Donald G. Drapkin, Meyer Feldberg, Howard Gittis, Edward J. Landau, Linda Gosden Robinson, Jack L. Stahl and Kenneth L. Wolfe as directors, consisting of all of the directors standing for election, all of whom were elected. In addition, stockholders approved the Amended and Restated Revlon, Inc. Stock Plan.

The following is a tabulation of the votes cast in connection with the election of directors:

	Votes For	Votes Against
Ronald O. Perelman	642,408,389	807,151
Alan S. Bernikow	642,443,105	772,435
Paul J. Bohan	642,387,588	827,952
Donald G. Drapkin	641,616,659	1,598,881
Meyer Feldberg	642,402,413	813,127
Howard Gittis	634,242,181	8,973,359
Edward J. Landau	641,504,856	1,710,684
Linda Gosden Robinson	642,428,263	787,277
Jack L. Stahl	642,403,155	812,385
Kenneth L. Wolfe	641,616,618	1,598,922

The following is a tabulation of the votes cast in connection with the Amended and Restated Revlon, Inc. Stock Plan:

Votes For	Votes Against	Votes Abstained	Unvoted
592,656,633	2,349,655	2,155,211	53,516,445

Tender Offer:

On June 22, 2004, Products Corporation issued an Offer to Purchase and Consent Solicitation Statement to the holders of its outstanding 12% Senior Secured Notes. The consideration offered included a consent payment of $20.00 per $1,000 principal amount of 12% Senior Secured Notes payable to holders who validly tendered and did not withdraw their 12% Senior Secured Notes before 5:00 p.m. EDT on July 8, 2004. The purpose of the consent solicitation was to authorize a supplemental indenture which eliminated substantially all of the restrictive covenants and released the guarantees of Products Corporation's obligations, and the collateral securing the obligations of Products Corporation and the guarantors, in each case under the 12% Notes Indenture. (See Note 11 to the Unaudited Consolidated Condensed Financial Statements).

REVLON, INC. AND SUBSIDIARIES

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

10.34	2004 Senior Unsecured Line of Credit Agreement, dated as of July 9, 2004, between Products Corporation and MacAndrews Holdings.
31.1	Section 302 CEO certification. Filed herewith.
31.2	Section 302 CFO certification. Filed herewith.
32.1	Section 906 CEO certification. Furnished herewith.
32.2	Section 906 CFO certification. Furnished herewith.

(b) Reports on Form 8-K

On April 19, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 9, "Regulation FD Disclosure" the Company's press release announcing the commencement by Products Corporation of cash tender offers to purchase any and all of Products Corporation's outstanding 12% Senior Secured Notes, 8 1/8% Senior Notes and 9% Senior Notes, which tender offers were withdrawn by Products Corporation on May 13, 2004, which tender offers were withdrawn by Products Corporation on May 13, 2004.

On April 29, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 5, "Other Events and Regulation FD Disclosure" a press release announcing Products Corporation's intent to conduct a private placement of $400 in aggregate principal amount of senior unsecured notes due 2011. The press release also announced that Products Corporation expected to enter into a new amended and restated credit agreement, to replace its 2001 Credit Agreement. Such proposed transactions were withdrawn by Products Corporation on May 13, 2004.

On April 29, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 12, "Results of Operation and Financial Condition" the Company's press release announcing its earnings for the fiscal quarter ended March 31, 2004.

On April 30, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 5, "Other Events and Regulation FD Disclosure" a press release announcing that approximately 97% of the total issued and outstanding principal amount of Products Corporation's 12% Senior Secured Notes had been tendered in connection with Products Corporation's tender offer and consent solicitation commenced on April 16, 2004 and announcing the termination of withdrawal rights and the extension of the period to receive the consent payment through May 14, 2004 at 5:00 p.m. EDT. Such proposed tender offer was withdrawn by Products Corporation on May 13, 2004.

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

On June 21, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 9, "Regulation FD Disclosure" the Company's press release announcing that Products Corporation had signed a commitment letter with Citicorp USA, Inc. and Citigroup Global Markets Inc. pursuant to which Products Corporation expected to enter into a new credit facility; that in connection with entering into the commitment letter Products Corporation intended to commence a cash tender offer and consent solicitation for Products Corporation's 12% Senior Secured Notes due 2005; and that the Company had announced that it had revised its outlook for growth for 2004.

REVLON, INC. AND SUBSIDIARIES

On June 22, 2004, the Company filed with the Commission a current report on Form 8-K/A under Item 9, "Regulation FD Disclosure" amending the Current Report on Form 8-K of the Company filed on June 21, 2004, to include the Unaudited Adjusted EBITDA Reconciliation of the Company and its subsidiaries, which was included in the press release issued by the Company on June 21, 2004 (and which was inadvertently omitted from the Form 8-K filed on June 21, 2004).

On June 23, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 9, "Regulation FD Disclosure" the Company's press release announcing the commencement by Products Corporation of a cash tender offer to purchase any and all of Products Corporation's outstanding 12% Senior Secured Notes.

On July 13, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 5, "Other Events and Regulation FD Disclosure" a joint press release with Products Corporation announcing Products Corporation's new $960 million credit facility from Citicorp USA, Inc. and Citigroup Global Markets Inc. and a syndicate of lenders and the successful tender of approximately 82% of the total outstanding principal amount of Products Corporation's 12% Senior Secured Notes validly tendered through 5:00 p.m. on July 8, 2004.

On July 23, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 9, "Regulation FD Disclosure" a joint press release with Products Corporation announcing the consummation of Products Corporation's cash tender offer to purchase its 12% Senior Secured Notes and Products Corporation's redemption of all of the $64.5 remaining outstanding 12% Senior Secured Notes on August 23, 2004.

On August 3, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 12, "Results of Operation and Financial Condition" the Company's press release announcing its earnings for the fiscal quarter ended June 30, 2004.

On August 9, 2004, the Company filed with the Commission a current report on Form 8-K disclosing under Item 9, "Regulation FD Disclosure" certain financial information that Revlon, Inc. posted to its investor relations website, www.revloninc.com.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004

REVLON, INC.

Registrant

By:/s/ Thomas E. McGuire	By:/s/ John F. Matsen, Jr.
Thomas E. McGuire Executive Vice President and Chief Financial Officer	John F. Matsen, Jr. Senior Vice President and Corporate Controller