Form 10-Q
period 2004-09-30
REVLON INC /DE/
filed 2004-11-12
CIK 887921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes     X            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes                  No     X

As of September 30, 2004, 338,867,944 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 20,819,333 shares of Class A Common Stock and all of the shares of Class B Common Stock were owned beneficially by REV Holdings LLC, an indirect wholly-owned subsidiary of Mafco Holdings Inc., and 169,291,308 shares of Class A Common Stock were owned beneficially by Mafco Holdings Inc.

Total Pages – 42

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83.8	$56.5
Trade receivables, less allowances of $18.5 and $19.4 as of September 30, 2004 and December 31, 2003, respectively	171.8	182.5
Inventories	159.8	142.7
Prepaid expenses and other	55.2	33.9
Total current assets	470.6	415.6
Property, plant and equipment, net	120.8	132.1
Other assets	159.6	158.4
Goodwill, net	186.1	186.1
Total assets	$937.1	$892.2
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Short-term borrowings − third parties	$32.5	$28.0
Accounts payable	80.4	97.4
Accrued expenses and other	299.1	321.9
Total current liabilities	412.0	447.3
Long-term debt − third parties	1,318.7	1,723.3
Long-term debt − affiliates	—	146.2
Other long-term liabilities	290.1	301.0
Stockholders' deficiency:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 0 and 546 shares of Series A Preferred Stock issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	54.6
Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 0 and 4,333 shares of Series B Preferred Stock issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—
Class B Common Stock, par value $.01 per share; 200,000,000 shares authorized, 31,250,000 issued and outstanding as of September 30, 2004 and December, 31, 2003, respectively	0.3	0.3
Class A Common Stock, par value $.01 per share; 900,000,000 and 350,000,000 shares authorized and 338,867,944 and 38,208,451 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	3.4	0.4
Additional paid-in-capital (capital deficiency)	755.1	(139.0)
Accumulated deficit	(1,704.4)	(1,515.7)
Deferred compensation	(14.3)	(4.2)
Accumulated other comprehensive loss	(123.8)	(122.0)
Total stockholders' deficiency	(1,083.7)	(1,725.6)
Total liabilities and stockholders' deficiency	$937.1	$892.2

See Accompanying Notes to Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$294.4	$316.5	$918.9	$930.8
Cost of sales	117.9	127.1	353.4	363.8
Gross profit	176.5	189.4	565.5	567.0
Selling, general and administrative expenses	177.9	196.9	549.2	581.3
Restructuring costs	0.6	0.4	—	0.9
Operating (loss) income	(2.0)	(7.9)	16.3	(15.2)

Other expenses (income):
Interest expense	28.8	44.3	102.4	128.5
Interest income	(1.3)	(0.9)	(3.4)	(3.1)
Amortization of debt issuance costs	1.7	2.2	6.8	6.6
Foreign currency (gains) losses, net	(1.2)	(0.8)	0.4	(3.2)
Loss on early extinguishment of debt	58.8	—	91.4	—
Miscellaneous, net	(0.1)	(0.3)	2.4	0.1
Other expenses, net	86.7	44.5	200.0	128.9

Loss before income taxes	(88.7)	(52.4)	(183.7)	(144.1)
Provision (benefit) for income taxes	2.9	2.3	5.0	(2.9)

Net loss	$(91.6)	$(54.7)	$(188.7)	$(141.2)
Basic and diluted loss per common share	$(0.25)	$(0.78)	$(0.68)	$(2.36)
Weighted average number of common shares outstanding:
Basic and diluted	370,117,944	69,805,118	277,863,756	59,807,555

See Accompanying Notes to Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital (Capital Deficiency)	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss (a)	Total Stockholders' Deficiency
Balance, December 31, 2003	$54.6	$0.7	$(139.0)	$(1,515.7)	$(4.2)	$(122.0)	$(1,725.6)
Debt Reduction Transactions (See Note 10)(b)	(54.6)	3.0	879.3				827.7
Stock-based compensation			14.8		(14.8)		—
Amortization of deferred compensation					4.7		4.7
Comprehensive loss:
Net loss (See Note 10)(b)				(188.7)			(188.7)
Currency translation adjustment						(2.3)	(2.3)
Net gain on foreign currency forward exchange contracts						0.5	0.5
Total comprehensive loss							(190.5)
Balance, September 30, 2004	$—	$3.7	$755.1	$(1,704.4)	$(14.3)	$(123.8)	$(1,083.7)

(a)	Accumulated other comprehensive loss includes net unrealized losses on revaluations of foreign currency forward exchange contracts of $1.0 and $0.8 as of September 30, 2004 and December 31, 2003, respectively, net realized gains (losses) of $0.1 and $(0.6) on foreign currency forward exchange contracts, as of September 30, 2004 and December 31, 2003, respectively, cumulative net translation losses of $10.8 and $8.5 as of September 30, 2004 and December 31, 2003, respectively, and adjustments for the minimum pension liability of $112.1 as of September 30, 2004 and December 31, 2003, respectively.

(b)	The changes in Preferred Stock, Common Stock, Additional Paid-in-Capital (Capital Deficiency) and a portion of Accumulated Deficit are a result of the consummation of the Debt Reduction Transactions. (See Note 10).

See Accompanying Notes to Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188.7)	$(141.2)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	79.7	78.9
Stock-based compensation	4.7	1.5
Debt discount amortization	1.8	2.2
Loss on early extinguishment of debt	77.3	—
Change in assets and liabilities:
Decrease in trade receivables	10.4	38.6
Increase in inventories	(17.2)	(24.9)
(Increase) decrease in prepaid expenses and other current assets	(21.7)	1.5
Decrease in accounts payable	(16.8)	(6.2)
Decrease in accrued expenses and other current liabilities	(20.1)	(75.4)
Purchase of permanent displays	(40.3)	(56.8)
Other, net	(4.4)	(2.1)
Net cash used for operating activities	(135.3)	(183.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.5)	(19.7)
Net cash used for investing activities	(12.5)	(19.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings − third parties	3.9	0.4
Proceeds from the issuance of long-term debt − third parties	1,135.9	187.3
Repayment of long-term debt − third parties, including premiums	(960.2)	(186.7)
Proceeds from the issuance of long-term debt − affiliates	42.7	99.7
Repayment of long-term debt − affiliates	(19.5)	—
Net Proceeds from the Rights Offering	—	46.9
Issuance of Series C preferred stock	—	50.0
Redemption of Series C preferred stock	—	(50.0)
Payment of financing costs	(30.7)	(3.4)
Net cash provided by financing activities	172.1	144.2
Effect of exchange rate changes on cash and cash equivalents	3.0	8.2
Net increase (decrease) in cash and cash equivalents	27.3	(51.2)
Cash and cash equivalents at beginning of period	56.5	85.8
Cash and cash equivalents at end of period	$83.8	$34.6
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$110.9	$123.2
Income taxes, net of refunds	8.1	4.3
Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest to Class A Common Stock	$813.8	$—
Exchange and conversion of Series A and Series B Preferred Stock to Class A Common Stock	54.6	—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINIANCIAL STATEMENTS
(dollars in million, except per share data)

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

The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made.

The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINIANCIAL STATEMENTS
(dollars in million, except per share data)

The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation (including 23.1 million stock option awards and 4.5 million restricted shares issued under the Amended and Restated Revlon, Inc. Stock Plan during the second quarter of 2004) under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statements No. 123":

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(91.6)	$(54.7)	$(188.7)	$(141.2)
Add: Stock-based employee compensation included in reported net loss	2.6	0.5	4.7	1.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(11.4)	(1.5)	(21.9)	(6.1)
Pro forma net loss	$(100.4)	$(55.7)	$(205.9)	$(145.8)

Basic and diluted loss per common share:
As reported	$(0.25)	$(0.78)	$(0.68)	$(2.36)
Pro forma	$(0.27)	$(0.80)	$(0.74)	$(2.44)

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINIANCIAL STATEMENTS
(dollars in million, except per share data)

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

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three months ended September 30, 2004 and 2003 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2004	2003	2004	2003
Service cost	$2.5	$2.3	$—	$0.1
Interest cost	7.6	7.4	0.2	0.2
Expected return on plan assets	(6.2)	(5.4)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Amortization of actuarial loss	2.1	2.3	—	—
	5.9	6.4	0.2	0.3
Portion allocated to Holdings	—	(0.1)	—	—
	$5.9	$6.3	$0.2	$0.3

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the nine months ended September 30, 2004 and 2003 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2004	2003	2004	2003
Service cost	$7.5	$9.8	$(1.9)	$0.3
Interest cost	22.8	22.2	(1.0)	0.6
Expected return on plan assets	(19.0)	(16.2)	—	—
Amortization of prior service cost	(0.3)	(0.6)	—	—
Amortization of actuarial loss	6.3	6.9	—	—
	17.3	22.1	(2.9)	0.9
Portion allocated to Holdings	(0.1)	(0.3)	—	—
	$17.2	$21.8	$(2.9)	$0.9

The Company recognized $3.3 of income for the nine months ended September 30, 2004 related to a reduction in the liability for an International post-retirement benefit arrangement whose terms were modified.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINIANCIAL STATEMENTS
(dollars in million, except per share data)

Employer Contributions:

The Company previously disclosed in the notes to its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $40 in cash to its pension plans and $1 to its post-retirement benefit plans in 2004. As a result of the Pension Funding Equity Act of 2004 that was passed in April 2004, the Company lowered its estimate of expected contributions in 2004 to $34. As of September 30, 2004, a total of $30 of contributions had been made to the pension and post-retirement benefit plans. The Company presently anticipates contributing the remaining $4 to the pension and post-retirement benefit plans by December 2004.

(3)    Inventories

	September 30, 2004	December 31, 2003
Raw materials and supplies	$51.7	$48.3
Work-in-process	12.6	11.6
Finished goods	95.5	82.8
	$159.8	$142.7

(4)    Other Assets

Included in other assets are trademarks and patents, net of accumulated amortization. The amounts outstanding for these intangible assets at September 30, 2004 and December 31, 2003 were as follows: for trademarks, net, $7.7 and $7.5, respectively, and for patents, net, $3.3 and $3.9, respectively. Amortization expense for the third quarter and nine months ended September 30, 2004 and 2003 was $0.4 and $1.3, respectively, and $0.5 and $1.3, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.5 annually through December 31, 2009.

(5)    Basic and Diluted Loss Per Common Share

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted shares and outstanding stock options using the treasury stock method. Because the Company incurred losses for the three months and nine months ended September 30, 2004 and 2003, no such shares are included in the calculation of diluted loss per common share as the effect would be antidilutive.

For each period presented, the amount of loss used in the calculation of diluted loss per common share was the same as the amount of loss used in the calculation of basic loss per common share.

On March 25, 2004, in connection with the Revlon Exchange Transactions (as hereinafter defined), the Company issued 299,969,493 shares of Class A common stock, with a par value of $0.01 per share ("Class A Common Stock") (See Note 10 to the Unaudited Consolidated Financial Statements). The shares issued in the Revlon Exchange Transactions are included in the weighted average number of shares outstanding since the date of the respective transactions.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINIANCIAL STATEMENTS
(dollars in million, except per share data)

(6)    Comprehensive Loss

The components of comprehensive loss for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(91.6)	$(54.7)	$(188.7)	$(141.2)
Other comprehensive (loss) income:
Currency translation adjustment	0.2	(0.3)	(2.3)	5.2
Net (loss) gain on foreign currency forward exchange contracts	(1.4)	0.4	0.5	(1.7)
Other comprehensive (loss) income	(1.2)	0.1	(1.8)	3.5
Comprehensive loss	$(92.8)	$(54.6)	$(190.5)	$(137.7)

(7)    Restructuring Costs

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

During the nine months ended September 30, 2004, the Company revised its estimate of the cost to be incurred related to the previous restructuring program. Additionally, during the third quarter and nine months ended September 30, 2004 the Company recorded $0.6 and $0.9, respectively, for employee severance and other personnel benefits. In 2003, the Company recorded separate charges of $5.9 ($0.9 of which was recorded during the nine months ended September 30, 2003) for employee severance and other personnel benefits for 421 employees in certain International operations, as to which 363 employees had been terminated as of September 30, 2004.

Details of the activities described above during the nine-month period ended September 30, 2004 are as follows:

	Balance As of January 1, 2004	Expenses, Net	Utilized, Net		Balance As of September 30, 2004
			Cash	Noncash
Employee severance and other personnel benefits:
2000 program	$1.8	$—	$(1.1)	$—	$0.7
2003 program	5.0	0.1	(2.0)	0.2	3.3
2004 program	—	0.8	—	—	0.8
	6.8	0.9	(3.1)	0.2	4.8
Leases and equipment write-offs	2.2	(0.9)	0.6	0.1	2.0
	$9.0	$—	$(2.5)	$0.3	$6.8

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(8)    Geographic Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic area:	2004	2003	2004	2003
Net sales:
United States	$174.9	$198.6	$557.6	$604.3
Canada	17.1	13.5	47.1	37.5
United States and Canada	192.0	212.1	604.7	641.8
International	102.4	104.4	314.2	289.0
	$294.4	$316.5	$918.9	$930.8

Long-lived assets:	September 30, 2004	December 31, 2003
United States	$385.9	$392.9
Canada	4.4	3.9
United States and Canada	390.3	396.8
International	76.2	79.8
	$466.5	$476.6

Classes of similar products:	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Cosmetics, skin care and fragrances	$198.6	$210.0	$615.8	$616.2
Personal care	95.8	106.5	303.1	314.6
	$294.4	$316.5	$918.9	$930.8

(9)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with a counterparty that is a major financial institution, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at September 30, 2004 and December 31, 2003 was $38.0 and $8.3, respectively. The fair value of the foreign currency forward exchange contracts outstanding at September 30, 2004 and December 31, 2003 was $(1.0) and $(0.8), respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(10)    Long-term Debt

As described in detail below, the Company completed three significant financing transactions during the nine months ended September 30, 2004: (i) in the Revlon Exchange Transactions (as defined below), among other things, holders exchanged approximately $804 of indebtedness and $54.6 of preferred stock each in exchange for Class A Common Stock, (ii) Products Corporation completed a tender offer and subsequent redemption to retire all of its 12% Senior Secured Notes due 2005 and (iii) Products Corporation entered into a new credit agreement consisting of an $800 term loan facility and a $160 asset based multi-currency revolving credit facility. As a result of these transactions and as shown in the following table, debt levels have been reduced and certain maturities extended:

	September 30, 2004	December 31, 2003
2001 Credit Agreement due 2005	$—	$217.3
New Credit Agreement:
Term Loan Facility due 2010	800.0	—
Multi-Currency Facility due 2009	—	—
8 1/8% Senior Notes due 2006	116.2	249.8
9% Senior Notes due 2006	75.5	250.0
8 5/8% Senior Subordinated Notes due 2008	327.0	649.9
12% Senior Secured Notes due 2005	—	356.3
12% Senior Unsecured Multiple-Draw Term Loan due 2005	—	106.6
8% MacAndrews & Forbes Line of Credit due 2005	—	15.5
Advances from affiliates	—	24.1
	1,318.7	1,869.5
Less current portion	—	—
	$1,318.7	$1,869.5

Revlon Exchange Transactions

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

In the Revlon Exchange Transactions, which closed on March 25, 2004, holders other than MacAndrews & Forbes and Fidelity were offered the opportunity to exchange their Revlon Exchange Notes for (i) shares of Class A Common Stock at the same exchange ratios or, under certain conditions, (ii) cash up to a maximum of $150 aggregate principal amount of tendered Revlon Exchange Notes,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

subject to proration. Notes tendered for cash were to receive $830 per $1,000 principal amount for the 8 1/8% Senior Notes, $800 per $1,000 principal amount for the 9% Senior Notes and $620 per $1,000 principal amount for the 8 5/8% Senior Subordinated Notes. Accrued interest was also to be paid on tendered notes in cash or additional shares of Class A Common Stock, at the holder's option. As discussed in more detail below, at the close of the Revlon Exchange Transactions, no cash was paid for any principal amount of the Revlon Exchange Notes.

As part of the Revlon Exchange Transactions, MacAndrews & Forbes also received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004, including accrued interest), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25, 2004, including accrued interest), the Mafco $65 million line of credit (which was nil at March 25, 2004) (each as such loan and line of credit is hereinafter defined) and approximately $24.1 of subordinated promissory notes (the "Loan Conversion Transactions"). Each $1,000 principal amount of indebtedness outstanding under the Mafco $100 million term loan and the 2004 Mafco $125 million term loan was exchanged for 400 shares of Class A Common Stock, and each $1,000 principal amount of indebtedness outstanding under the subordinated promissory notes was exchanged for 300 shares of Class A Common Stock. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged in the Loan Conversion Transactions remained available to Products Corporation, subject to the "Borrowing Limitation" (as hereinafter defined), which Borrowing Limitation was subsequently eliminated.

Revlon, Inc. agreed with Fidelity not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Transactions and until the termination of the Stockholders Agreement (as described below), under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan in excess of approximately $87 (the "Borrowing Limitation"). Such Borrowing Limitation was subsequently eliminated.

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

In another contemporaneous transaction to the Revlon Exchange Transactions, Revlon, Inc. and Fidelity entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; and (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004. The Stockholders Agreement will terminate at such time as Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock. Also, in conjunction with the Revlon Exchange Transactions, in February 2004, Products Corporation entered into various amendments to a credit agreement that it entered into on November 30, 2001 and which was scheduled to mature on May 30, 2005 (as amended, the "2001 Credit Agreement"), one of which added a new $64.4 term loan facility to the 2001 Credit Agreement (the "Exchange Bank Amendments"), which agreement was subsequently refinanced in July 2004, as discussed below.

As a result of the consummation of the Revlon Exchange Transactions, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

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

The consummation of the Revlon Exchange Transactions on March 25, 2004 resulted in (i) the reduction of indebtedness, preferred stock and accrued interest of approximately $804, $54.6 and $9.9, respectively, resulting from the issuance of 299,969,493 shares of Class A Common Stock in the Revlon Exchange Transactions and (ii) resulted in a decrease to capital deficiency of $879.3, including $79.9 as a result of the exchange or conversion of indebtedness and preferred stock by MacAndrews & Forbes, representing the difference between the market value at March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of the indebtedness and preferred stock exchanged or converted, together with accrued interest thereon. Additionally, the Company recognized a loss on early extinguishment of debt of $32.6 in connection with the write-off of unamortized debt issuance costs and debt discount, estimated fees and expenses and the difference between the market value at March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of the indebtedness exchanged by third parties (other than by MacAndrews & Forbes), together with accrued interest thereon, of $15.5.

As a result of consummating the Revlon Exchange Transactions, on March 25, 2004 Revlon, Inc. had outstanding approximately 338,177,944 shares of its Class A Common Stock and 31.25 million shares of its Class B common stock, with a par value of $0.01 per share ("Class B Common Stock," and together with the Class A Common Stock, the "Common Stock"), with MacAndrews & Forbes beneficially owning as of that date approximately 221.2 million shares of the Common Stock (representing approximately 59.9% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially owning as of that date approximately 78.4 million shares of Class A Common Stock (representing approximately 21.2% of the outstanding shares of Common Stock and approximately 12.1% of the combined voting power of the Common Stock); and other stockholders beneficially owning as of that date approximately 69.8 million shares of Class A Common Stock (representing approximately 18.9% of the outstanding shares of Common Stock and approximately 10.7% of the combined voting power of the Common Stock).

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering and use the proceeds to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt (in addition to the Revlon Exchange Notes) by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would have been unduly disproportionate, Revlon, Inc.'s support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to conduct an equity offering of approximately $110 by the end of March 2006 and to use such proceeds to reduce debt. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering.

Prior to the Revlon Exchange Transactions, in December 2003, Revlon, Inc.'s Board approved two loans from MacAndrews Holdings, one to provide up to $100 million, if needed, to enable the Company to continue to implement and refine its plan, and the other to provide an additional $25 million to be used for general corporate purposes. In January 2004, such loans were consolidated into one term loan agreement (the "2004 Mafco $125 million term loan"). In July 2004, in connection with the New Credit Agreement (as hereinafter defined), the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit were consolidated into a single 2004 Senior Unsecured Supplemental Line of Credit (the "Consolidated Mafco line of credit") with availability of $152, representing the balance of remaining principal available under the 2004 Mafco $125 million term loan (after giving effect to the portion of such loan that was exchanged for equity) and the Mafco $65 million line of credit following the Revlon Exchange Transactions. Principal and accrued interest of $38.9 under the 2004 Mafco $125 million term loan were converted into shares of Class A Common Stock in connection with the Revlon Exchange Transactions.

Products Corporation's EBITDA (as defined in the 2001 Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the 2001 Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the 2001 Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured waivers of compliance with these covenants for the four quarters ended December 31, 2003. In light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants under the 2001 Credit Agreement for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004, expiring on January 31, 2005 (the "January 2004 Bank Amendment"). In July 2004, the 2001 Credit Agreement was repaid and refinanced.

Tender Offer and New Credit Agreement

On June 22, 2004, Products Corporation commenced a cash tender offer (the "Tender Offer") to purchase any and all of the $363.0 aggregate principal amount outstanding of its 12% Senior Secured Notes, as part of a planned comprehensive debt refinancing designed to extend the maturities of a significant amount of its debt which would otherwise be due in 2005.

On July 8, 2004, Products Corporation announced that the total consideration payable in the Tender Offer would be $1,122.24 for each $1,000 principal amount of its 12% Senior Secured Notes purchased in the Tender Offer, plus accrued but unpaid interest up to, but not including, the settlement date. Such

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

purchase price included a consent payment of $20.00 per $1,000 principal amount of 12% Senior Secured Notes payable to holders who validly tendered and did not withdraw their 12% Senior Secured Notes before 5:00 p.m. EDT on July 8, 2004. Such purchase price was determined by reference to a fixed spread of 75 basis points over the bid side yield (as quoted on Bloomberg screen PX4 at 2:00 p.m. EDT on July 8, 2004) of the 1.875% U.S. Treasury note due November 30, 2005.

On July 9, 2004, in connection with the initial settlement of the Tender Offer (the "Initial Settlement"), Products Corporation purchased approximately $298 aggregate principal amount of its 12% Senior Secured Notes, representing approximately 82% of the total outstanding principal amount of the 12% Senior Secured Notes, and equal to the notes tendered through 5:00 p.m. EDT on July 8, 2004 for a purchase price of approximately $338.3 (including the applicable premium and accrued interest).

The Tender Offer expired at 5:00 p.m. EDT on July 21, 2004. On July 22, 2004, Products Corporation purchased approximately $0.4 aggregate principal amount of its 12% Senior Secured Notes, which was the amount of such notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest).

In connection with the expiration of the Tender Offer, Products Corporation also redeemed on August 23, 2004 all of the approximately $64.5 aggregate principal amount of its 12% Senior Secured Notes that remained outstanding following the July 21, 2004 expiration of the Tender Offer at the redemption price of approximately $73.5 (including the applicable premium and accrued interest), calculated in accordance with the indenture governing the 12% Senior Secured Notes (the "12% Notes Indenture").

On July 9, 2004, Products Corporation entered into a new credit agreement (the "New Credit Agreement") with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, whose individual members change from time to time, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. The New Credit Agreement provides up to $960.0 and consists of a $800.0 term loan facility (the "Term Loan Facility") and a $160.0 asset based multi-currency revolving credit facility (the "Multi-Currency Facility") (the Term Loan Facility and the Multi-Currency Facility are referred to as the "New Credit Facilities"). The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0 and (iii) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"), in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment from time to time.

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

Products Corporation used the proceeds of borrowings under the New Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase the approximately $298 aggregate principal amount of the 12% Senior Secured Notes tendered at the Initial Settlement of the Tender Offer for a purchase price of approximately $338.3 (including the applicable premium and accrued interest), to purchase the additional

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

approximately $0.4 aggregate principal amount of the 12% Senior Secured Notes tendered following the Initial Settlement through the expiration of the Tender Offer for a purchase price of approximately $0.5 (including the applicable premium and accrued interest), to redeem the approximately $64.5 aggregate principal amount of the 12% Senior Secured Notes that were outstanding after the expiration of the Tender Offer for a redemption price of approximately $73.5 (including the applicable premium and accrued interest), and to pay fees and expenses incurred in connection with the New Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that the Company launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes.

Borrowings under the Multi-Currency Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.50%; or (B) the Eurodollar Rate plus 2.50%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.50%. The loans under the Term Loan Facility bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 5.00%; or (B) the Eurodollar Rate plus 6.00%. At September 30, 2004, the weighted average rate for borrowings under the Term Loan Facility was 7.73%. Products Corporation pays to those lenders under the Multi-Currency Facility a commitment fee of 0.50% of the average daily unused portion of the Multi-Currency Facility, which fee is payable quarterly in arrears. Under the Multi-Currency Facility, Products Corporation pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender), (ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans, (iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for revolving credit loans that are Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (iv) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit (which fee is paid out of the letter of credit commission).

Prior to the termination date of the Term Loan Facility, on October 15, January 15, April 15 and July 15 of each year (commencing October 15, 2005) Products Corporation shall repay $2.0 in aggregate principal amount of the term loans outstanding under the Term Loan Facility on each respective date. In addition, the loans under the Term Loan Facility are required to be prepaid with: (i) the net proceeds in excess of $10.0 each year (subject to limited carryover to subsequent years) received during such year from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (and in excess of an additional $25.0 in the aggregate during the term of the New Credit Facilities with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain net proceeds from equity offerings by Revlon, Inc. that are not used to redeem, repurchase or defease the 8 1/8% Senior Notes, the 9% Senior Notes, the 8 5/8% Senior Subordinated Notes or certain other indebtedness, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt and (iv) 50% of Products Corporation's Excess Cash Flow (as defined in the New Credit Agreement) for any fiscal year.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

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

The New Credit Agreement contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to finance the actual payment by Revlon, Inc. of expenses and obligations incurred by Revlon, Inc. to enable Revlon, Inc. to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as the Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan, and, subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such, (iii) creating liens or other encumbrances on Products Corporation's or its subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its subsidiaries' assets, except in the ordinary course of business, all subject to certain exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions (including, without limitation, prepaying one or more of the 8 1/8% Notes, 9% Notes or 8 5/8% Senior Subordinated Notes with the $110 equity offering to be back-stopped by MacAndrews & Forbes), (vi) making investments, subject to certain exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the New Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the New Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the New Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 for a period of 30 consecutive days or more, requiring Products

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the New Credit Agreement) of 1.00 to 1.00.

The events of default under the New Credit Agreement include a Change of Control (as defined in the New Credit Agreement) of Products Corporation and other customary events of default for such types of agreements. Among such customary events of default under the New Credit Agreement is a cross default provision which provides that it is an event of default under the New Credit Agreement if Products Corporation or any of its subsidiaries (i) defaults in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 in aggregate principal amount or (ii) defaults in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 in aggregate principal amount, or any other event occurs, the effect of such default or other event would cause or permit the holders of such debt to accelerate payment of such debt.

In connection with the tender for and redemption of the 12% Senior Secured Notes and the repayment of the 2001 Credit Agreement, the Company recorded a loss on early extinguishment of debt for the third quarter 2004, of $58.8, which represents the premium, fees, expenses and the write-off of deferred financing costs related to such transactions.

Consolidated Mafco Line of Credit

On July 9, 2004, Products Corporation and MacAndrews Holdings entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan (as to which after the Revlon Exchange Transactions the total term loan availability was $87) into the single Consolidated Mafco line of credit with availability of $152, the commitment under which reduces to $87 as of July 1, 2005 and terminates on December 1, 2005. Loans are available under the Consolidated Mafco line of credit if (i) the Multi-Currency Facility under the New Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the New Credit Agreement. Loans under the Consolidated Mafco line of credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the New Credit Agreement, which on September 30, 2004 was 7.48%, provided, that at any time that the Eurodollar Base Rate under the New Credit Agreement is equal to or greater than 3.0%, the applicable rate to loans under the Consolidated Mafco line of credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect. In connection with the Consolidated Mafco line of credit, on July 15, 2004, Revlon, Inc., Fidelity and MacAndrews & Forbes agreed to eliminate the Borrowing Limitation.

(11)    Tax Deconsolidation

As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the Mafco Holdings consolidated group (the "Mafco Group") for federal income tax purposes. The Internal Revenue Code of 1986, as amended (the "Code") and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the Mafco Group of any consolidated federal net operating losses of the group ("CNOLs") that will be available to offset the Company's taxable income and the taxable income of its U.S. subsidiaries for the taxable years beginning after March 25,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in millions, except per share data)

2004. It is impossible to estimate accurately the amount of CNOLs that will be allocated to the Company as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the Mafco Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the Mafco Group for the entire consolidated return year ending December 31, 2004. Only the amount of any CNOLs that the Mafco Group does not absorb by December 31, 2004 will be available to be allocated to the Company and its U.S. subsidiaries for taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that the Company and its U.S. subsidiaries had approximately $330 in U.S. federal net operating losses and nil for alternative minimum tax losses available to the Company and its U.S. subsidiaries as of March 25, 2004. Any losses that the Company and its U.S. subsidiaries may generate after March 25, 2004 will be available to the Company for its use and its U.S. subsidiaries' use and will not be available for the use of the Mafco Group. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has accelerated the implementation of its three-part plan to rationalize costs and to grow the business. In 2002, the Company began the implementation of the stabilization and growth phase of its plan.

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of balancing top-line growth with improved operating margins and developing and implementing the Company's productivity initiatives. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and implementation process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which will include moving certain production for the European markets to the Company's Oxford, North Carolina facility (on September 22, 2004, the Company exercised its contractual rights to terminate its supply agreement, dated as of October 31, 2002, with Creative Outsourcing Solutions International Limited ("COSi"), by giving COSi the contractually-stipulated six months' written notice of termination that is scheduled to become effective on April 1, 2005; the Company intends to transition such manufacturing primarily to one or more of its other facilities and does not currently expect any disruption in its supply chain); and (iv) optimize the effectiveness of the Company's marketing and promotions. This stage will also include strengthening the Company's balance sheet and capital structure, much of which, as discussed in Note 10 to the Unaudited Consolidated Financial Statements, has been accomplished during the nine months ended September 30, 2004.

The Company believes that it has strengthened its organizational capability and it intends to continue doing so. The Company also believes that it has strengthened its relationships with its key retailers in the U.S., which has led to space gains and increased distribution for 2004 for certain of the Company's products.

In June 2004, Products Corporation commenced a cash tender offer for its 12% Senior Secured Notes and announced its intention to refinance its 2001 Credit Agreement. On July 9, 2004, Products Corporation entered into the New Credit Agreement and on July 9, 2004, July 22, 2004 and August 23, 2004 used the proceeds of borrowings under the New Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase and redeem all $363 aggregate principal amount of Products Corporation's 12% Senior Secured Notes, and to pay fees and expenses incurred in connection with the New Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that the Company launched in May 2004 but did not consummate. The balance of such proceeds in connection with the Term Loan Facility are available to Products Corporation for general corporate purposes.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

On March 25, 2004 Revlon, Inc. consummated the Revlon Exchange Transactions and reduced Products Corporation's debt by approximately $804. Revlon, Inc. issued an additional 299,969,493 shares of Class A Common Stock and as of September 30, 2004 Revlon, Inc. had outstanding approximately 338,867,944 shares of Class A Common Stock and 31.25 million shares of Class B Common Stock. MacAndrews & Forbes beneficially owned approximately 221.4 million shares of the Common Stock (representing approximately 59.8% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock) as of September 30, 2004. (See Note 10 to the Unaudited Consolidated Financial Statements).

In the third quarter of 2004, net sales decreased $22.1, or 7.0%, to $294.4, as compared to $316.5 in the third quarter of 2003, driven principally by higher total returns, allowances and discounts. For the nine months ended September 30, 2004, net sales decreased $11.9, or 1.3%, to $918.9, as compared to $930.8 for the nine months ended September 30, 2003, with the decrease for the nine months ended September 30, 2004 being driven by lower shipments in the U.S. and higher total returns, allowances and discounts, partially offset by sales growth and favorable foreign currency translation in International, as well as the prepayment of certain minimum royalties and renewal fees by licensees.

In the United States and Canada, third quarter of 2004 net sales decreased to $192.0 from $212.1 in the third quarter of 2003, and for the nine months ended September 30, 2004, net sales decreased to $604.7 from $641.8 for the nine months ended September 30, 2003. The decrease in the third quarter 2004 was due to higher total returns, allowances and discounts. The decrease in the nine months ended September 30, 2004 was due to lower shipments and higher total returns, allowances and discounts, partially offset by the prepayment of certain minimum royalties and renewal fees by licensees of $10.0 in the nine months ended September 30, 2004. In International, in the third quarter of 2004, net sales decreased to $102.4 from $104.4 in the third quarter of 2003, and for the nine months ended September 30, 2004, net sales increased to $314.2 from $289.0 for the nine months ended September 30, 2003. The decrease in the third quarter of 2004 was due primarily to higher total returns, allowances and discounts in the Europe and Latin America regions, partially offset by higher sales in the Far East and Africa region and favorable foreign currency translation. The increase in the nine months ended September 30, 2004 was driven largely by higher shipments and favorable foreign currency translation.

In terms of U.S. marketplace performance, according to ACNielsen, the U.S. color cosmetics category for the third quarter of 2004 declined approximately 3.1% versus the same period last year and declined approximately 2.0% for the nine-month period ended September 30, 2004 versus the same period last year. Combined share for the Revlon and Almay brands totaled 21.3% for the third quarter of 2004, compared with 22.5% in the third quarter of 2003. For the nine months ended September 30, 2004, combined market share for the Revlon and Almay brands totaled 21.7%, compared with 22.6% for the nine months ended September 30, 2003. The Company's share performance reflected less share contribution from new products this year, while the Company's market share on existing businesses advanced solidly. In hair color and beauty tools, the Company gained market share in the third quarter and nine months ended September 30, 2004, compared with the third quarter and nine months ended September 30, 2003, while market share was down for anti-perspirants/deodorants. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company's largest customer, representing approximately 20.6% of the Company's 2003 worldwide net sales.

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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Operating loss in the third quarter of 2004 was $2.0, as compared to an operating loss of $7.9 in the third quarter of 2003, and for the nine months ended September 30, 2004 operating income was $16.3, as compared to an operating loss of $15.2 for the nine months ended September 30, 2003. The improvement for the third quarter of 2004 reflected the absence of growth plan charges, which increased the operating loss in the third quarter of 2003 by approximately $5.6, as well as lower cost of goods sold and brand support, partially offset by lower net sales and higher depreciation and amortization. The improvement for the nine months ended September 30, 2004 reflected the absence of growth plan charges, which increased the operating loss for the nine months ended September 30, 2003 by approximately $31.2, the aforementioned higher licensing revenues, which included the prepayment of $10.0 of minimum royalties and renewal fees by licensees for the nine months ended September 30, 2004 and lower advertising, partially offset by higher total returns, allowances and discounts.

The loss on early extinguishment of debt for the nine months ended September 30, 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) and the repayment of the 2001 Credit Agreement. (See Note 10 to the Unaudited Consolidated Financial Statements).

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

	Three Months Ended September 30,
	2004	2003	Change	Change
United States and Canada	$192.0	$212.1	$(20.1)	–9.5%
International	102.4	104.4	(2.0)	–1.9	%(1)
	$294.4	$316.5	$(22.1)	–7.0	%(2)

(1)	Excluding the impact of currency fluctuations, International net sales decreased 7.7%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 9.2%.

	Nine Months Ended September 30,
	2004	2003	Change	Change
United States and Canada	$604.7	$641.8	$(37.1)	–5.8%
International	314.2	289.0	25.2	8.7	%(1)
	$918.9	$930.8	$(11.9)	–1.3	%(2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 0.6%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 4.1%.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

United States and Canada.

The decrease in net sales in the U.S. and Canada in the third quarter of 2004, as compared with the third quarter of 2003, was driven primarily by higher total returns, allowances and discounts of $18.5 (including the favorable impact in the third quarter of 2003 of approximately $4 of lower returns and allowances than originally estimated related to the stabilization and growth phase of the Company's plan, which began in December 2002), largely due to provisions for returns associated with the Company's larger new products program for 2005 versus 2004, requiring space at the wall. Also driving the increase in returns provision was lower sell-through of promotional products related to the softness in the U.S. mass-market color cosmetics category. The decrease in net sales in the U.S. and Canada for the nine months ended September 30, 2004 was driven by lower shipments of approximately $23 (due in part to the mass color category softness and less contribution from 2004 new product introductions, as compared to 2003 new product introductions), and higher total returns, allowances and discounts of approximately $24 (including the unfavorable impact for the nine months ended September 30, 2003 of approximately $10 related to the stabilization and growth phase of the Company's plan, which began in December 2002), partially offset by the favorable impact of foreign currency translation and increased licensing revenue of $9.8, primarily from the prepayment of $10.0 of certain minimum royalties and renewal fees by licensees.

In terms of U.S. marketplace performance, according to ACNielsen, the mass color cosmetics category for the third quarter of 2004 declined approximately 3.1% versus the same period last year and declined approximately 2.0% for the nine-month period ended September 30, 2004 versus the same period last year. Combined share for the Revlon and Almay brands totaled 21.3% for the third quarter of 2004, compared with 22.5% in the third quarter of 2003. For the nine months ended September 30, 2004, combined market share for the Revlon and Almay brands totaled 21.7%, compared with 22.6% for the nine months ended September 30, 2003. The share performance reflected less share contribution from new products this year, while the Company's market share on existing businesses advanced solidly. In hair color and beauty tools, the Company gained market share in the third quarter and nine months ended September 30, 2004, compared to the third quarter and nine months ended September 30, 2003, while market share was down for anti-perspirants/deodorants. All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data.

International.

Net sales in the Company's international operations were $102.4 for the third quarter of 2004, compared with $104.4 for the third quarter of 2003, a decrease of $2.0 or 1.9%, and were $314.2 for the nine months ended September 30, 2004, compared with $289.0 for the nine months ended September 30, 2003, an increase of $25.2 or 8.7%. Excluding the impact of foreign currency fluctuations, international sales decreased by 7.7% in the third quarter and increased by 0.6% for the nine months ended September 30, 2004, as compared to the third quarter and the nine months ended September 30, 2003, respectively. Sales in the Company's international operations are divided by the Company into three geographic regions.

In Europe, which is comprised of Europe and the Middle East, net sales decreased by $5.5, or 17.5%, to $26.0 for the third quarter of 2004, as compared with the third quarter of 2003. Excluding the impact of foreign currency fluctuations, net sales declined by $8.2 or 26.0% in the third quarter of 2004, as compared to the third quarter of 2003. The decline in net sales excluding the impact of foreign currency fluctuations was due to lower sales in the U.K., stemming in part from higher returns, allowances and discounts (which factor the Company estimates contributed to an approximate 21.3% reduction in net sales for the region, as compared with the third quarter of 2003) and lower sales to distributors in Russia and Germany (which factor the Company estimates contributed to an approximate 8.1% reduction in net sales for the region, as compared with the third quarter of 2003), which was partially offset by increased

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

sales in Israel (which factor the Company estimates contributed to an approximate 2.0% increase in net sales for the region in the third quarter of 2004, as compared with the third quarter of 2003).

In Latin America, which is comprised of Mexico, Central America and South America, net sales declined by $3.1, or 12.8%, to $21.1 for the third quarter of 2004, as compared with the third quarter of 2003. Excluding the impact of foreign currency fluctuations, net sales decreased by $2.0 or 8.3% in the third quarter of 2004, as compared to the third quarter of 2003. The decrease in net sales excluding the impact of foreign currency fluctuations was driven primarily by higher returns, allowances and discounts in Mexico and Brazil (which factor the Company estimates contributed to an approximate 11.8% reduction in net sales for the region, as compared with the third quarter of 2003), which was partially offset by increased sales in certain distributor markets and in Brazil (which factor the Company estimates contributed to an approximate 7.5% increase in net sales for the region in the third quarter of 2004, as compared with the third quarter of 2003).

In the Far East and Africa, net sales increased by $6.6, or 13.6%, to $55.3 for the third quarter of 2004, as compared with the third quarter of 2003. Excluding the impact of foreign currency fluctuations, net sales increased $2.2 or 4.5% in the third quarter of 2004, as compared to the third quarter of 2003. This increase in net sales excluding the impact of foreign currency fluctuations was driven by higher sales in South Africa, Australia and Japan (which factor the Company estimates contributed to an approximate 6.1% increase in net sales for the region, as compared with the third quarter of 2003).

For the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, net sales in Europe decreased by $3.2 or 3.6%, to $86.7. Excluding the impact of foreign currency fluctuations, net sales declined by $12.2 or 13.6% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decline in net sales excluding the impact of foreign currency fluctuations was due to lower sales in the U.K., stemming in part from reduced customer inventory levels and higher allowances granted to customers (which factor the Company estimates contributed to an approximate 10.5% reduction in net sales for the region, as compared with the nine months ended September 30, 2003) and lower sales to distributors in Russia and Germany (which factor the Company estimates contributed to an approximate 5.7% reduction in net sales for the region, as compared with the nine months ended September 30, 2003), which was partially offset by increased sales in Israel (which factor the Company estimates contributed to an approximate 1.4% increase in net sales for the region for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003).

In Latin America, net sales increased by $1.7, or 2.6%, to $67.0 for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. Excluding the impact of foreign currency fluctuations, net sales increased by $3.1 or 4.7% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase in net sales excluding the impact of foreign currency fluctuations is primarily due to increased sales in Brazil, Venezuela and certain distributor markets (which factor the Company estimates contributed to an approximate 12.0% increase in net sales for the region for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003) due to improved local economic and business conditions, which was partially offset by lower sales in Mexico (which factor the Company estimates contributed to an approximate 6.1% reduction in net sales for the region, as compared with the nine months ended September 30, 2003).

In the Far East and Africa, net sales increased by $26.7 or 20.0%, to $160.5 for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. Excluding the impact of foreign currency fluctuations, net sales increased $10.8 or 8.1% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This increase was driven by higher sales in South Africa, Japan and Australia related to favorable economic conditions (which factor the

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Company estimates contributed to an approximate 7.3% increase in net sales for the region, as compared with the nine months ended September 30, 2003).

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Gross profit	$176.5	$189.4	$(12.9)	$565.5	$567.0	$(1.5)

Excluding foreign exchange fluctuations, gross profit decreased $17.1 for the third quarter of 2004, as compared to the third quarter of 2003, primarily due to higher total returns, allowances and discounts. Excluding foreign exchange fluctuations, gross profit for the nine months ended September 30, 2004 decreased $17.5, as compared to the nine months ended September 30, 2003, reflecting lower volumes and higher total returns, allowances and discounts, partially offset by the prepayment of certain minimum royalties and renewal fees by licensees and other revenue of $10.0 in 2004 and lower cost of goods sold. The nine months ended September 30, 2003 was adversely impacted by increased returns in connection with the stabilization and growth phase of the Company's plan.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
SG&A expenses	$177.9	$196.9	$19.0	$549.2	$581.3	$32.1

The decrease in selling, general and administrative expenses ("SG&A") for third quarter of 2004, as compared to third quarter of 2003, is due primarily to lower professional fees of $3.9 (the third quarter of 2003 included professional fees and expenses related to the stabilization and growth phase of the Company's plan) and lower brand support of $18.1, partially offset by higher compensation and benefit costs primarily related to stock-based compensation amortization, higher display amortization of $2.7 and other selling and general expenses, including $3.0 of unfavorable foreign exchange fluctuations. The decrease in SG&A expenses for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is due primarily to lower professional fees of $11.1 (the nine months ended September 30, 2003 included professional fees and expenses related to the stabilization and growth phase of the Company's plan), lower brand support of $22.9, and lower employee-related compensation and benefit charges, partially offset by stock-based compensation amortization, distribution costs, and $12.5 of unfavorable foreign exchange fluctuations.

Restructuring costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Restructuring costs	$0.6	$0.4	$(0.2)	$—	$0.9	$0.9

During the third quarter and the nine months ended September 30, 2004, the Company revised its estimate of the cost to be incurred related to its 2000 restructuring program. Additionally, during the third quarter of 2004, the Company recorded $0.6 for employee severance and other personnel benefits. In 2003, the Company recorded separate charges of $5.9 ($0.9 of which was recorded for the nine months ended September 30, 2003) for employee severance and other personnel benefits for employees in certain International operations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Other expenses (income):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Interest expense	$28.8	$44.3	$15.5	$102.4	$128.5	$26.1

The decrease in interest expense of $15.5 for the third quarter and $26.1 for the nine months ended September 30, 2004, as compared to the third quarter and the nine months ended September 30, 2003, is primarily due to lower consolidated debt during the third quarter and the nine months ended September 30, 2004, resulting from the Revlon Exchange Transactions, partially offset by higher borrowings under the Company's New Credit Agreement to repay the 2001 Credit Agreement, tender for and redeem the 12% Senior Secured Notes (including applicable premium and accrued interest) and to pay fees and expenses. (See Note 10 to the Unaudited Consolidated Financial Statements).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Loss on early extinguishment on debt	$58.8	$—	$(58.8)	$91.4	$—	$(91.4)

The loss on early extinguishment of debt for the third quarter consists of fees, expenses and the write-off of deferred financing costs related to the tender for and redemption of the 12% Senior Secured Notes and the repayment of the 2001 Credit Agreement. The loss on early extinguishment of debt for the nine months ended September 30, 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) and the repayment of the 2001 Credit Agreement. (See Note 10 to the Unaudited Consolidated Financial Statements).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Miscellaneous, net	$(0.1)	$(0.3)	$(0.2)	$2.4	$0.1	$(2.3)

The increase in miscellaneous, net for the nine months ended September 30, 2004, as compared to the comparable 2003 period, is primarily due to fees and expenses associated with the refinancing that the Company launched in May 2004 but did not consummate.

Provision (benefit) for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Provision (benefit) for income taxes	$2.9	$2.3	$(0.6)	$5.0	$(2.9)	$(7.9)

The increase in the provision for income taxes in the third quarter and the nine months ended September 30, 2004 is due to higher taxable income in certain markets outside the U.S. in the 2004 periods. The benefit for income taxes in the nine months ended September 30, 2003 was attributable to the resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities for the nine months ended September 30, 2004 decreased to $135.3, as compared to $183.9 for the nine months ended September 30, 2003. This improvement resulted

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

primarily from higher operating income, lower purchases of permanent displays, lower accrued expenses and lower cash spending in connection with the stabilization and growth phase of the Company's plan and lower interest payments. Also, the Company received $10.0 during the nine months ended September 30, 2004 related to the prepayment of certain minimum royalties and renewal fees by licensees.

Net cash used for investing activities was $12.5 and $19.7 for the nine months ended September 30, 2004 and 2003, respectively, which consisted of capital expenditures.

Net cash provided by financing activities was $172.1 and $144.2 for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities for the nine months ended September 30, 2004 included cash drawn under each of the 2001 Credit Agreement (including the additional $64.4 term loan pursuant to the Exchange Bank Amendments), the 2004 $125 million Mafco Loan, the $65 million Mafco line of credit, and the Term Loan under the New Credit Agreement, partially offset by the repayment of borrowings under the 2001 Credit Agreement (in connection with the refinancing thereof), the $125 million Mafco Loan, the Mafco $65 million line of credit, payment of the redemption price, the applicable premium and interest in connection with the tender for and redemption of the 12% Senior Secured Notes and payment of financing costs in connection with each of the January 2004 Bank Amendment, the Exchange Bank Amendments, the Revlon Exchange Transactions, the New Credit Agreement and the tender for and redemption of the 12% Senior Secured Notes. Net cash provided by financing activities for the nine months ended September 30, 2003 included cash drawn under the 2001 Credit Agreement and the MacAndrews & Forbes $100 million term loan and net proceeds from the 2003 Rights Offering (as hereinafter defined), partially offset by the repayment of borrowings under the 2001 Credit Agreement and payment of financing costs.

At September 30, 2004, Products Corporation had a liquidity position, excluding restricted cash, of approximately $346.1, consisting of cash and cash equivalents as well as available borrowings from the Multi-Currency Facility and the Consolidated Mafco line of credit.

New Credit Agreement

On July 9, 2004, Products Corporation entered into the New Credit Agreement with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. Products Corporation used the proceeds of borrowings under the $800 Term Loan Facility of the New Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase approximately $298 aggregate principal amount of the 12% Senior Secured Notes tendered at the Initial Settlement of the Tender Offer, for a purchase price of approximately $338.3 (including the applicable premium and accrued interest), to purchase the additional approximately $0.4 aggregate principal amount of the 12% Senior Secured Notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest), to redeem the approximately $64.5 aggregate principal amount of the 12% Senior Secured Notes remaining outstanding at the expiration of the Tender Offer for a redemption price of approximately $73.5 (including the applicable premium and accrued interest), and paid fees and expenses incurred in connection with the New Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that the Company launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes. The Multi-Currency Facility was undrawn at September 30, 2004.

The New Credit Agreement provides up to $960.0 and consists of an $800.0 Term Loan Facility and a $160.0 asset-based Multi-Currency Facility, the availability under which varies based upon the borrowing base. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

loans denominated in U.S. dollars, (ii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 and (iii) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the New Credit Facilities will terminate on October 31, 2005 if the 8 1/8% Senior Notes are not redeemed, repurchased or defeased in full on or before such date, on July 31, 2006 if the 9% Senior Notes are not redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if the 8 5/8% Senior Subordinated Notes are not redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. (See Note 10 to the Unaudited Consolidated Financial Statements).

The 2004 Debt Reduction Transactions

As a result of the Debt Reduction Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 on March 25, 2004.

As part of the Revlon Exchange Transactions, MacAndrews & Forbes received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the Mafco $100 million term loan (which was approximately $109.7 at March 25, 2004, including accrued interest), the 2004 Mafco $125 million term loan (which was approximately $38.9 at March 25, 2004, including accrued interest), the Mafco $65 million line of credit (which was nil at March 25, 2004) and approximately $24.1 of subordinated promissory notes. The portions of the 2004 Mafco $125 million term loan and the Mafco $65 million line of credit not exchanged in the Loan Conversion Transactions remained available to Products Corporation (which loans were consolidated into the Consolidated Mafco line of credit in July 2004), subject to the Borrowing Limitation, which was subsequently eliminated. (See Note 10 to the Unaudited Consolidated Financial Statements).

Revlon, Inc. agreed to the Borrowing Limitation with Fidelity not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Transactions and until the termination of the Stockholders Agreement, under the Mafco $65 million line of credit and the 2004 Mafco $125 million term loan in excess of approximately $87, which Borrowing Limitation was subsequently eliminated in July 2004. (See Note 10 to the Unaudited Consolidated Financial Statements).

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

As of September 30, 2004, Revlon, Inc. had outstanding 338,867,944 shares of its Class A Common Stock and 31.25 million shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning as of that date approximately 221.4 million shares of the Common Stock (including approximately 32.6 million shares of the Class A Common Stock beneficially owned by a family member with respect to which Mafco Holdings holds a voting proxy). Such shares beneficially owned by MacAndrews & Forbes as of September 30, 2004 represented approximately 59.8% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock. Of the shares beneficially owned by MacAndrews & Forbes as of that date, REV Holdings owned approximately 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering and use the proceeds to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt (in addition to the Revlon Exchange Notes) by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would have been unduly disproportionate, Revlon, Inc.'s support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, the Company now intends to conduct an equity offering of approximately $110 by the end of March 2006 and to use such proceeds to reduce debt. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering.

Also, in conjunction with the Revlon Exchange Transactions, Products Corporation obtained the Exchange Bank Amendments to provide an additional $64.4 term loan facility, the proceeds of which were used to repay outstanding revolving indebtedness under Products Corporation's 2001 Credit Agreement without a reduction in revolving credit commitments. The Exchange Bank Amendments also permitted various aspects of the transactions relating to the Revlon Exchange Transactions. (See Note 10 to the Unaudited Consolidated Financial Statements).

On June 22, 2004, Products Corporation commenced the Tender Offer. On the July 9, 2004 Initial Settlement, Products Corporation purchased approximately $298 aggregate principal amount of the 12% Senior Secured Notes, representing approximately 82% of the total outstanding principal amount of the 12% Senior Secured Notes, for a purchase price of approximately $338.3 (including the applicable premium and accrued interest). On July 22, 2004, Products Corporation purchased approximately $0.4 aggregate principal amount of the 12% Senior Secured Notes, the amount of such notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest). In connection with the expiration of the Tender Offer, Products Corporation on August 23, 2004 redeemed all of the approximately $64.5 aggregate principal amount of its 12% Senior Secured Notes that remained

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

outstanding following the July 21, 2004 expiration of the Tender Offer at a redemption price calculated in accordance with the 12% Notes Indenture for a redemption price of approximately $73.5 (including the applicable premium and accrued interest). (See Note 10 to the Unaudited Consolidated Financial Statements).

Products Corporation's EBITDA (as defined in the 2001 Credit Agreement) was $144.4 for the four consecutive fiscal quarters ended December 31, 2003, which was less than the minimum of $230 required under the 2001 Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the 2001 Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured the January 2004 Bank Amendment that included waivers of compliance with these covenants for the four quarters ended December 31, 2003 and, in light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants under the 2001 Credit Agreement during 2004, an amendment to eliminate the EBITDA and leverage ratio covenants of the 2001 Credit Agreement for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005.

The 2004 Mafco $125 million term loan, as discussed in Note 10, was consolidated with the Mafco $65 million line of credit into the Consolidated Mafco line of credit in July 2004, with availability of $152. (See Note 10 to the Unaudited Consolidated Financial Statements).

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

In addition, in connection with the 2003 Investment Agreement, MacAndrews Holdings also made available a $100 term loan to Products Corporation (the "Mafco $100 million term loan"). The Mafco $100 million term loan was exchanged for equity in connection with the Revlon Exchange Transactions. (See Note 10 to the Unaudited Consolidated Financial Statements).

Additionally, MacAndrews Holdings also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "Mafco $65 million line of credit") (the Mafco $100 million term loan and the Mafco $65 million line of credit, each as amended, are referred to as the "2003 Mafco Loans") and which was originally to be available to Products Corporation through December 31, 2004 (which, as discussed in Note 10, was consolidated with the 2004 Mafco $125 million term loan into the Consolidated Mafco line of credit in July 2004).

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the New Credit Agreement, the Consolidated Mafco line of credit and other permitted lines of credit. (See Note 10 to the Unaudited Consolidated Financial Statements). The New Credit Agreement, the Consolidated Mafco line of credit, Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes"), Products Corporation's 8 1/8%

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Senior Notes due 2006 (the "8 1/8% Senior Notes") and Products Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes") contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein and debt service payments and costs. Cash contributions to the Company's pension and post-retirement benefit plans were $21 in 2003 and the Company expects them to be approximately $34 in 2004.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

The Company previously estimated that charges related to the implementation of the stabilization and growth phase of its plan for 2002, 2003 and 2004 would not exceed $160. The Company recorded charges of approximately $104 in 2002 and approximately $31 in 2003 related to the implementation of the stabilization and growth phase of its plan. The Company currently does not expect to record any additional charges during 2004 in connection with its plan. The Company expects that cash payments related to the foregoing charges that it has previously recorded with respect to its plan will be approximately $100 during 2003 and 2004, of which the Company paid approximately $80 in 2003 and approximately $16 for the nine months ended September 30, 2004.

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

The Company estimates that capital expenditures for 2004 will be approximately $20 to $25. The Company estimates that cash payments related to the restructuring programs referred to in Note 7 to the Unaudited Consolidated Financial Statements and executive separation costs will be approximately $10 to $15 in 2004.

The Company expects that operating revenues, cash on hand, funds available for borrowing under the New Credit Agreement, the Consolidated Mafco line of credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above and the Company's debt service requirements for 2004. (See Note 10 to the Unaudited Consolidated Financial Statements). However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category, increased competition from the Company's competitors or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

The U.S. mass-market color cosmetics category during 2003 and the nine months ended September 30, 2004 was softer than the Company expected. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan. Additionally, in the event of a decrease in demand for Products Corporation's products or reduced sales or lack of increases in demand and sales as a result of the continued implementation of, and refinement to, the Company's plan, any such development, if significant, could reduce Products Corporation's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the New Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending.

If the Company is unable to satisfy its cash requirements from the sources identified above, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, market conditions being unfavorable for an equity or debt offering, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements if the actions do not generate a sufficient amount of additional capital.

The Company may have debt maturing in 2005 if and to the extent it draws under the Consolidated Mafco line of credit. The Company intends to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes, with $116.1 and $75.5 aggregate principal amount outstanding, respectively, prior to their respective maturities in 2006, and to likewise refinance Products Corporation's 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0, prior to their maturity in 2008. Under the New Credit Agreement, the Company must refinance the 8 1/8% Senior Notes by October 31, 2005, the 9% Senior Notes by July 31, 2006 and the 8 5/8% Senior Subordinated Notes by October 30, 2007. As of September 30, 2004, Products Corporation had drawn $800.0 under the Term Loan Facility of the New Credit Agreement and the Multi-Currency Facility and the Consolidated Mafco line of credit were undrawn. (See Note 10 to the Unaudited Consolidated Financial Statements).

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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the Mafco Group for federal income tax purposes. The Code and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the Mafco Group of any CNOLs that will be available to offset the Company's taxable income and the taxable income of its U.S. subsidiaries for the taxable years beginning after March 25, 2004. It is impossible to estimate accurately the amount of CNOLs that will be allocated to the Company as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the Mafco Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the Mafco Group for the entire consolidated return year ending December 31, 2004. Only the amount of any CNOLs that the Mafco Group does not absorb by December 31, 2004 will be available to be allocated to the Company and its U.S. subsidiaries for taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that the Company and its U.S. subsidiaries had approximately $330 in U.S. federal net operating losses and nil for alternative minimum tax losses available to the Company and its U.S. subsidiaries as of March 25, 2004. Any losses that the Company and its U.S. subsidiaries may generate after March 25, 2004 will be available to the Company for its use and its U.S. subsidiaries' use and will not be available for the use of the Mafco Group. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $38.0 outstanding at September 30, 2004. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2004 was $(1.0).

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2004, there had been no material changes outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (See Note 10 to the Unaudited Consolidated Financial Statements), with the exception of the elimination of (i) approximately $804 in debt in conjunction with the Revlon Exchange Transactions; (ii) the repayment of borrowings under the 2001 Credit Agreement of $289.9; (iii) borrowings under the Term Loan Facility of the New Credit Agreement of $800.0; and (iv) the repayment of $363.0 aggregate principal amount of the 12% Senior Secured Notes. The following table reflects the impact on long-term debt obligations, which reflect the transactions referred to above as of September 30, 2004:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of September 30, 2004	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$1,318.7	Nil	$191.7	$327.0	$800.0

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except per share data)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2003. As a result of the Revlon Exchange Transactions, Products Corporation's retirement of all of its 12% Senior Secured Notes and Products Corporation's entering into the New Credit Agreement, the Company's long-term variable rate debt now comprises a larger percentage of the Company's overall indebtedness than it did at December 31, 2003. The following table presents the information required by Item 7A as of September 30, 2004 (See Note 10 to the Unaudited Consolidated Financial Statements):

	Expected maturity date for the year ended December 31,						Total	Fair Value Sept. 30, 2004
	2004	2005	2006	2007	2008	Thereafter
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$32.5						$32.5	$32.5
Average interest rate (a)	4.5%
Long-term fixed rate – third party ($US)			$191.7		$327.0		518.7	470.9
Average interest rate			8.5%		8.6%
Long-term variable rate – third party ($US)						$800.0	800.0	800.0
Average interest rate (a)						9.9%
Total debt	$32.5	$—	$191.7	$—	$327.0	$800.0	$1,351.2	$1,303.4

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value Sept. 30, 2004	Fair Value Sept. 30, 2004
Sell Hong Kong Dollars/Buy USD	0.1282	$0.2	$0.2	$—
Buy Euros/Sell USD	1.1939	2.6	2.7	0.1
Sell British Pounds/Buy USD	1.7879	6.4	6.4	—
Sell Australian Dollars/Buy USD	0.7183	9.9	9.9	—
Sell Canadian Dollars/Buy USD	0.7497	9.1	8.6	(0.5)
Sell South African Rand/Buy USD	0.1410	4.7	4.3	(0.4)
Buy Australian Dollars/Sell New Zealand Dollars	1.1221	2.5	2.4	(0.1)
Buy British Pounds/Sell Euros	0.6778	2.6	2.5	(0.1)
Total forward contracts		$38.0	$37.0	$(1.0)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at September 30, 2004.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that its plan is proving effective and that it has strengthened its organizational capability (and its expectation to do so in 2004) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities, category weakness and changes in consumer purchasing habits;

(iii)	the charges and the cash costs resulting from implementing and refining the Company's plan and the timing of such costs, as well as the Company's expectations as to improved revenues and achieving profitability over the long term as a result of such phase of its plan and the Company's plans to continue to fund brand support;

(iv)	the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan;

(v)	the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vi)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including the Company's plan to transition its European manufacturing from COSi to one or more of the Company's other facilities and its expectation that such transition will not result in any disruption to its supply chain;

(vii)	the Company's plans to optimize the effectiveness of its marketing and promotions;

(viii)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(ix)	operating revenues, cash on hand and availability of borrowings under the Consolidated Mafco line of credit, Products Corporation's New Credit Agreement and other permitted lines of credit being sufficient to satisfy the Company's cash requirements in 2004;

(x)	the availability of funds from Products Corporation's New Credit Agreement, the Consolidated Mafco line of credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation);

(xi)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditures, restructuring programs and debt service payments, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, restructuring costs, cash contributions to the Company's pension plans, debt service payments (including payments required under Products Corporation's debt instruments) and charges in connection with the Company's growth plan;

(xii)	matters concerning the Company's market-risk sensitive instruments;

(xiii)	the effects of the Company's adoption of certain accounting principles;

(xiv)	the Company's estimates of the amount of U.S. federal net operating losses and the alternative minimum tax losses available to the Company;

(xv)	the Company's plan to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes prior to their respective maturities; and

(xvi)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing and reducing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2004 and Current Reports on Form 8-K filed with the Commission in 2004 (which, among other places, can be found on the Commission's website at http://www.sec.gov, as well as on the Company's website at www.revloninc.com). The information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

(ii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions, military actions, terrorist activities, consumer purchasing habits and in trade, monetary, fiscal and tax policies in international markets;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan;

(v)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to transition European manufacturing from COSi to one or more of the Company's other facilities;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing and promotions;

(viii)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(ix)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(x)	the unavailability of funds under Products Corporation's New Credit Agreement, the Consolidated Mafco line of credit or other permitted lines of credit;

(xi)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, cash pension plan contributions, growth plan charges, or debt service payments;

(xii)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xiii)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xiv)	lower than expected U.S. federal net operating losses or alternative minimum tax losses available to the Company;

(xv)	difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes prior to their respective maturities and the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for indebtedness of Products Corporation and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions; and

(xvi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS —(Continued)
(dollars in millions, except per share data)

Website Availability of Reports and Other Corporate Governance Information

In January 2004, the Company adopted a comprehensive corporate governance program, including Corporate Governance Guidelines for the Board, Board Guidelines for Assessing Director Independence and new charters for the Company's Audit and Compensation and Stock Plan Committees. The Company maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, among other things, the Company's corporate governance materials and certain SEC filings (such as the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.'s directors and Section 16 executive officers, and certain other documents filed with the Commission), each of which are generally available on such site on the same business day as the filing date with the Commission. In addition, under the section of the website entitled, "Corporate Governance," the Company posts the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for the Company's Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as the Company's Code of Business Conduct, which includes the Company's Code of Ethics for Senior Financial Officers, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017.

REVLON, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings –

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company. A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. (a Delaware corporation and the predecessor of REV Holdings) between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). The complaint, amended by the plaintiffs in November 2001, alleged, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Securities Exchange Act of 1934, as amended. On September 29, 2004, the United States District Court for the Southern District of New York dismissed the Second Gavish Action, without prejudice. In light of the settlement of the defendants' insurance claim for this matter and the other purported class actions filed in 1999 and settled in June 2003, which the Company recorded in the fourth quarter of 2002, the Company does not expect to incur any further expense in this matter.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities –

In connection with the Tender Offer, on July 6, 2004 Products Corporation announced that it obtained sufficient consents from the holders of the 12% Senior Secured Notes for certain amendments which eliminated substantially all of the restrictive covenants and released the guarantees of Products Corporation's obligations, and the collateral securing the obligations of Products Corporation and the guarantors, in each case under the 12% Notes Indenture. A supplemental indenture incorporating such amendments became operative as part of the July 9, 2004 Initial Settlement of the Tender Offer. On August 23, 2004, the remaining approximately $64.5 of 12% Senior Secured Notes not purchased pursuant to the Tender Offer were redeemed and the 12% Notes Indenture was terminated. (See Note 10 to the Unaudited Consolidated Financial Statements).

Item 4.    Submission of Matters to a Vote of Security Holders –

On June 22, 2004, Products Corporation issued an Offer to Purchase and Consent Solicitation Statement to the holders of its outstanding 12% Senior Secured Notes. The consideration offered included a consent payment of $20.00 per $1,000 principal amount of 12% Senior Secured Notes payable to holders who validly tendered and did not withdraw their 12% Senior Secured Notes before 5:00 p.m. EDT on July 8, 2004. The purpose of the consent solicitation was to authorize a supplemental indenture which eliminated substantially all of the restrictive covenants and released the guarantees of Products Corporation's obligations, and the collateral securing the obligations of Products Corporation and the guarantors, in each case under the 12% Notes Indenture. On July 9, 2004, in connection with the Initial Settlement of the Tender Offer, Products Corporation purchased approximately $298 aggregate principal amount of the 12% Senior Secured Notes, representing approximately 82% of the total outstanding principal amount of the 12% Senior Secured Notes, and equal to the notes tendered through 5:00 p.m. EDT on July 8, 2004 for a purchase price of approximately $338.3 (including the applicable premium and accrued interest). The Tender Offer expired at 5:00 p.m. EDT on July 21, 2004. On July 22, 2004, Products Corporation purchased approximately $0.4 aggregate principal amount of the 12% Senior Secured Notes, which was the amount of such notes tendered following the Initial Settlement through the expiration of the Tender Offer, for a purchase price of approximately $0.5 (including the applicable premium and accrued interest). In connection with the expiration of the Tender Offer, Products Corporation also redeemed all of the approximately $64.5 aggregate principal amount of its 12% Senior Secured Notes that remained outstanding following the July 21, 2004 expiration of the Tender Offer (which redemption

REVLON, INC. AND SUBSIDIARIES

occurred on August 23, 2004) for a redemption price of approximately $73.5 (including the applicable premium and accrued interest), which was the redemption price calculated in accordance with the 12% Notes Indenture. (See Note 10 to the Unaudited Consolidated Financial Statements).

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

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

Dated: November 12, 2004

REVLON, INC.

Registrant

By: /s/ Thomas E. McGuire	By: /s/ John F. Matsen, Jr.
Thomas E. McGuire Executive Vice President and Chief Financial Officer	John F. Matsen, Jr. Senior Vice President and Corporate Controller