Form 10-K
period 2004-12-31
REVLON INC /DE/
filed 2005-03-10
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes No

As of December 31, 2004, 338,867,944 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 20,819,333 shares of Class A Common Stock and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc., and 169,291,308 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and its affiliates. The aggregate market value of the registrant's Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $438,834,044.

Part I

(Dollars in Millions, Except Per Share Data)

Item 1.    Business

Background

Revlon, Inc. (and together with its subsidiaries, the "Company") conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), which manufactures, markets and sells an extensive array of cosmetics and skin care, fragrances and personal care products. Revlon is one of the world's leading mass-market cosmetics brands. Revlon believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such well-known brand names as Revlon, ColorStay, Revlon Age Defying, Revlon Age Defying with Botafirm, Fabulash, Super Lustrous, and Skinlights, as well as Almay, including the Company's new Almay Intense i-color collection, in cosmetics; Vitamin C Absolutes, Eterna 27, Ultima II and Jeanne Gatineau in skin care; Charlie in fragrances; and High Dimension, Flex, Mitchum, Colorsilk, Jean Naté and Bozzano in personal care products.

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

All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples, which ACNielsen adjusts from time to time, and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company's largest customer, representing approximately 21.0% of the Company's 2004 consolidated net sales.

The Company's Plan

The Company's plan consists of three main components: (1) the cost rationalization phase; (2) the stabilization and growth phase; and (3) the continued growth momentum and accelerated growth phase.

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

The Company also conducted detailed evaluations and research of the strengths of the Revlon brand and the Almay brand; the Company's advertising and promotional efforts; the Company's relationships with the Company's retailers and consumers; its retail in-store presence; and the strength and skills of the Company's organization. As a result, the Company developed the following key actions and investments to support the stabilization and growth phase of its plan:

•	Increase advertising and media effectiveness. The Company is seeking to improve the effectiveness of its marketing, including its advertising, by, among other things, targeting its advertising spend to optimize its impact on the Company's consumers, ensuring consistent messaging and imagery in its advertising, in the graphics included in the Company's wall displays and in other marketing materials.

•	Increase the marketing effectiveness of the Company's wall displays. The Company made significant improvements to its retail wall displays by streamlining its product assortment and reconfiguring product placement, intended to optimize cross-selling among the Company's various product categories on the wall displays and make the displays easier to merchandise and stock. The Company has continued to focus on enhancing the effectiveness of its merchandiser coverage to improve in-store stock levels and work with its retail customers to improve replenishment of the Company's products on the wall displays and to minimize out-of-stocks at its retail customers.

•	Adopt revised pricing strategies. The Company has been selectively adjusting prices on certain stock keeping units, or SKUs, to better align the Company's pricing with product benefits and competitive benchmarks.

•	Further strengthen the Company's new product development process. The Company has developed and is implementing a new cross-functional product development process intended to optimize the Company's ability to bring to market its new product offerings and to ensure that the Company has products in key trend categories. The Company's lineup of new products for 2005 is the result of this new product development process.

•	Implement a comprehensive program to develop and train the Company's employees. The Company continues to implement its comprehensive program to further develop the management, leadership and communication skills of its employees, which the Company will regularly assess as part of its goal to become a top company where people choose to work.

In December 2002, Revlon, Inc. announced that it would accelerate aspects of the implementation of the stabilization and growth phase of its plan. The Company recorded charges of approximately $104 in 2002 and approximately $31 during 2003. These charges related to various aspects of the stabilization and growth phase of the Company's plan, primarily from sales returns and inventory writedowns from a selective reduction of SKUs, reduced distribution of the Ultima II brand, higher allowances due to selective price adjustments on certain products, professional expenses associated with the development of, research in relation to, and execution of the stabilization and growth phase of the Company's plan, and writedowns associated with reconfiguring existing wall displays at the Company's retail customers. These charges do not include brand support expenses and training and development costs.

Phase 3 — Continued Growth Momentum and Accelerated Growth

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of balancing top-line growth with improved operating margins and developing and implementing the Company's productivity initiatives. These current ongoing initiatives include, among other things, actions to:

•	Further improve the new product development and implementation process.

•	Continue to increase the effectiveness and reduce the cost of the Company's display wall.

•	Drive efficiencies across the Company's overall supply chain. The Company plans to reduce manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which will include moving certain production for the European markets primarily to the Company's Oxford, North Carolina facility, and entering into new warehousing and distribution arrangements in the U.K.

•	Optimize the effectiveness of the Company's advertising, marketing and promotions.

•	Continue the training and development of its organization. The Company will continue the training and development of our employees so that we may continue to improve our capability to execute our strategies while providing enhanced job satisfaction.

•	Continue to strengthen the Company's balance sheet and capital structure. The Company strengthened its balance sheet by completing two significant financing transactions during 2004: (i) the Company exchanged approximately $804 of Products Corporation's debt, $54.6 of Revlon, Inc.'s preferred stock and $9.9 of accrued interest for 299,969,493 shares of Revlon, Inc. Class A common stock, with a par value of $0.01 per share ("Class A Common Stock"); and (ii) Products Corporation entered into a new 2004 Credit Agreement (as hereinafter defined), consisting of an $800 term loan facility and a $160 asset-based multi-currency revolving credit facility, and used the proceeds to refinance its 2001 Credit Agreement (as hereinafter defined) and to complete a tender offer and subsequent redemption of all $363 aggregate principal amount outstanding of its 12% Senior Secured Notes due 2005.

The Company is in the process of reviewing its advertising agencies as part of its strategy to optimize the effectiveness of its advertising, marketing and promotions and the Company expects decisions relative to such matters will be made in the first quarter of 2005. Continuing to implement and refine the Company's plan could include taking advantage of opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining our approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

Recent Developments

On March 8, 2005, Products Corporation announced its intention to complete in the first quarter of 2005 a refinancing of its 8 1/8% Senior Notes and 9% Senior Notes (each as hereinafter defined), which currently have outstanding an aggregate principal amount of $116.2 and $75.5, respectively (the "2005 Refinancing Transactions"). There can be no assurances that Products Corporation will complete such refinancing.

Although Products Corporation intends to refinance its 8 1/8% Senior Notes in the first quarter of 2005, in the event Products Corporation does not do so, it could refinance such notes with the proceeds of a debt or equity offering. In order to facilitate any such refinancing that the Company may pursue through an equity offering, in March 2005, Revlon, Inc. and MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc., "MacAndrews & Forbes Holdings" and, together with its affiliates, "MacAndrews & Forbes") amended MacAndrews & Forbes Holdings' obligation under the 2004 Investment

Agreement (as hereinafter defined) to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and Revlon, Inc. conducts an equity offering to effect such refinancing.

Products

The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands and certain selected products.

COSMETICS	HAIR	BEAUTY TOOLS	FRAGRANCE	ANTI-PERSPIRANTS/ DEODORANTS	SKIN
Revlon	Colorsilk	Revlon Beauty Tools	Charlie	Mitchum	Gatineau
Almay	High Dimension		Jean Naté	Almay	Almay
Ultima II	Frost & Glow

Cosmetics — Revlon:    The Company sells a broad range of cosmetics and skin care products under its flagship Revlon brand designed to fulfill specifically-identified consumer needs, principally priced in the upper range of the mass-market distribution channel, including lip makeup, nail color and nail care products, eye and face makeup and skin care products such as lotions, cleansers, creams, toners and moisturizers. Many of the Company's products incorporate patented, patent-pending or proprietary technology. See "New Product Development and Research and Development".

The Company markets several different lines of Revlon lip makeup (which address different segments of the lip makeup category). The Company's ColorStay lipcolor uses patented transfer-resistant technology that provides long wear; ColorStay Overtime Lipcolor patented lip technology builds on the strengths of the ColorStay franchise by offering long-wearing benefits in a new product form, which enhances comfort and shine. Super Lustrous lipstick is the Company's flagship wax-based lipcolor, which has been further improved in 2005 with the addition of Liqui-Silk technology. In 2004, the Company introduced Super Lustrous Lipgloss, providing a non-sticky, high-gloss shine that coordinates with Super Lustrous shades.

The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company also sells Cutex nail polish remover and nail care products in certain countries outside the U.S. In 2003, the Company launched ColorStay Always On nail enamel, which offers 10-day superior color and wear in an exclusive 2-step system.

The Company sells face makeup, including foundation, powder, blush and concealers, under such Revlon brand names as Revlon Age Defying, which is targeted for women in the over-35 age bracket; ColorStay and ColorStay Stay Natural, which uses patented transfer-resistant technology that provides long wear and "won't rub off" benefits; New Complexion, for younger consumers and Skinlights skin brighteners that brighten skin with sheer washes of color. In 2004, the Company updated and simplified its line of blush products to better assist the consumer in her selection. For 2005, the Revlon Age Defying franchise has been further improved with the incorporation of Botafirm, to help reduce the appearance of lines and wrinkles.

The Company's eye makeup products include mascaras, eyeliners and eye shadows. In mascaras, key franchises include ColorStay, both base ColorStay, as well as ColorStay Overtime lash tint, a patented product that wears for up to three days, and Lash Fantasy Primer and Mascara, a double-ended mascara that nourishes the lashes while lifting and lengthening. The eyeshadow franchises include Illuminance, an eye shadow that gives a luminous finish, as well as Eyeglide Shimmer Shadow, a cream shadow in a twist-up package. In 2005, the Company introduced Fabulash, with a lash-maximizing formula for 100% fuller lashes.

Cosmetics — Almay:    The Company's Almay brand consists of a line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. Almay products include lip makeup, eye and face makeup, and skin care products. The Almay brand flagship One Coat franchise consists of lip makeup and eye makeup products including mascara, which was further improved in 2005. The Company also sells Almay Nearly Naked Foundation in a touch-pad for a light, weightless feel, as well as the Bright Eyes franchises, mascara and eyeliner, for bigger, brighter-looking eyes. In 2004, the Company introduced Almay Whipped Gloss for a shine that nourishes lips. In 2005, Truly Lasting Lipcolor was introduced, providing a long-wearing benefit to consumers. The Almay Intense i-color collection was also introduced in 2005 — designed to appeal to the consumers' desire for simplicity, it provides color-coordinated shades of shadow, liner and mascara for each eye color.

Hair:    The Company sells both haircare and haircolor products throughout the world. In the US, the Company's Colorsilk brand was among the fastest growing haircolor brands in the mass-market distribution channel in 2004. The Company also markets High Dimension haircolor, the first and only permanent haircolor that works in 10 minutes, as well as its Frost & Glow highlighting brand. In haircare, the Company sells the Flex and Aquamarine lines in many countries and the Bozzano and Juvena brands in Brazil.

Beauty Tools:    The Company sells Revlon Beauty Tools, which include nail and eye grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets under the Revlon brand name and are the number one brand of beauty tools in the U.S. mass-market distribution channel. In 2004, Revlon introduced a new line of pedicure products, as well as 2 new kits designed especially for traveling. In 2005, Revlon introduced 14 new Beauty Tool products, including a new line called Expert Effects which have been designed ergonomically to enable proper technique for expert-like results.

Fragrances:    The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company's portfolio includes fragrances such as Charlie and Ciara as well as Jean Naté.

Anti-perspirants/deodorants:    In the area of anti-perspirants and deodorants, the Company markets Mitchum and Hi & Dri antiperspirant brands in many countries. The Company also markets hypo-allergenic personal care products, including antiperspirants, under the Almay brand.

Skin:    The Company's skin care products, including moisturizers, are sold under brand names including Eterna 27, Vitamin C Absolutes, Almay Kinetin, Almay Milk Plus and Ultima II. In addition, the Company sells skin care products in international markets under internationally-recognized brand names and under various regional brands, including the Company's premium-priced Jeanne Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines at a range of retail prices primarily through the mass-market distribution channel and outside the U.S. also markets select premium lines through demonstrator-assisted channels.

The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including Revlon, ColorStay, Revlon Age Defying, Almay, Charlie and Mitchum. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons and other trial incentives. In 2004, the Company expanded its media reach utilizing " non-traditional" vehicles such as outdoor, newspapers and movie theaters to supplement the media mix.

The Company also uses cooperative advertising programs with some retailers, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays.

These displays include "Revlon Reports," which highlight seasonal and other fashion and color trends, describe the Company's products that address those trends and can include coupons, rebate offers and other promotional material to encourage consumers to try the Company's products. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing. Additionally, the Company maintains separate websites, www.revlon.com and www.almay.com devoted to the Revlon and Almay brands, respectively. Each of these websites feature current product and promotional information for the Revlon and Almay brands, respectively, and are updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns.

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

As of December 31, 2004, the Company employed approximately 180 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2004, 2003 and 2002, the Company spent approximately $24.0, $25.4 and $23.3, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2004, cosmetics and/or personal care products were produced at the Company's facilities in Oxford, North Carolina, Irvington, New Jersey, Venezuela, France, South Africa, China and Mexico and at third-party owned facilities around the world, with the largest third-party manufacturer located in Maesteg, Wales. On September 22, 2004, the Company exercised its contractual rights to terminate its 2002 supply agreement with Creative Outsourcing Solutions International Limited ("COSi") that is currently scheduled to become effective on June 30, 2005. The Company intends to transition such manufacturing primarily to its Oxford North Carolina facility and distribution and warehousing to a local U.K.-based third party and does not currently expect any disruption in its supply chain. The Company continually reviews its manufacturing needs against its manufacturing capacity to identify opportunities to reduce costs and operate more efficiently. The Company purchases raw materials and components throughout the world. The Company continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its large purchasing capacity to maximize cost savings. The global sourcing of raw materials and components from accredited vendors also ensures the quality of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.

Distribution

The Company's products are sold in more than 100 countries across six continents. The Company's worldwide sales force had approximately 330 people as of December 31, 2004, including a dedicated sales force for cosmetics, skin care, fragrance and personal care products in the mass-market distribution channel in the U.S. In addition, the Company utilizes sales representatives and independent distributors to serve specialized markets and related distribution channels.

United States and Canada.    Net sales in the U.S. and Canada accounted for approximately 66% of the Company's 2004 net sales, a majority of which were made in the mass-market distribution channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for products that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2004, ten (10) licenses were in effect relating to sixteen (16) product categories to be marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid.

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

International.    Net sales outside the U.S. and Canada accounted for approximately 34% of the Company's 2004 net sales. The ten largest countries in terms of these sales, which include South Africa, Australia, U.K., Japan, Hong Kong, Mexico, Brazil, France, Italy and Venezuela, accounted for approximately 26% of the Company's net sales in 2004. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers and variety stores. The Company also distributes outside the U.S. through department stores and specialty stores such as perfumeries. At December 31, 2004, the Company actively sold its products through wholly-owned subsidiaries established in 16 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company's principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS, Eckerd, Albertsons Drugs and Longs in the U.S., Boots in the United Kingdom, Watsons in the Far East and Wal-Mart internationally. Wal-Mart and its affiliates worldwide accounted for approximately 21.0% of the Company's 2004 consolidated net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customers or decrease in sales will occur.

Competition

The consumer products business is highly competitive. The Company competes primarily on the basis of: developing quality products with innovative performance features; shades, finishes and packaging; educating consumers on our product benefits; anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions; offering attractively priced products; maintaining favorable brand recognition; generating competitive margins and inventory turns for its retail customers by providing market-right products and executing effective pricing, incentive and promotion programs; ensuring product availability through effective planning and replenishment collaboration with retailers; providing strong and effective advertising, marketing, promotion and merchandising support; maintaining an effective sales force; and obtaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail. The Company experienced declines in its market share in the U.S. mass-market in color cosmetics from the end of the first half of 1998 through the first half of 2002, including a decline in its color cosmetics market share from 32.0% in the second quarter of 1998 to 22.3% in the second quarter of 2002. From the second half of 2002 through the end of 2003, the Company's market share stabilized, achieving a 22.3% market share for 2003. For 2004, the Revlon and Almay brands combined held U.S. mass-market share of 21.5%, compared with 22.3% for 2003. The Company competes in selected product categories against a number of multinational manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility than the Company to respond to changing business and economic conditions. In addition to products sold in the mass-market and demonstrator-assisted channels, the Company's products also compete with similar products sold in prestige department store channels, door-to-door or through mail-order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oréal S.A., The Procter & Gamble Company and The Estée Lauder Companies Inc.

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

The Company utilizes certain proprietary, patent pending or patented technologies in the formulation or manufacture of a number of the Company's products, including ColorStay cosmetics, classic Revlon nail enamel, Skinlights skin brightener, High Dimension hair color, Super Top Speed nail enamel, Revlon Age Defying foundation and cosmetics, New Complexion makeup, Time-Off makeup, Amazing Lasting cosmetics, and Almay One Coat cosmetics. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the United States, as well as various other federal, state, local and foreign regulatory authorities, including the European Commission in the European Union ("EU"). The Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and antiperspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the Company's capital expenditures, earnings or competitive position. State and local regulations in the U.S. and regulations in the EU that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, contents and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 19 of the Notes to Consolidated Financial Statements of the Company.

Employees

As of December 31, 2004, the Company employed approximately 6,300 people. As of December 31, 2004, approximately 150 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

Item 2.     Properties

The following table sets forth as of December 31, 2004 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Manufacturing, warehousing, distribution and office (a)	1,012,000
Edison, New Jersey	Research and office (leased)	123,000
Irvington, New Jersey.	Manufacturing, warehousing and office (a)	96,000
Mexico City, Mexico	Manufacturing, distribution and office	150,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Kempton Park, South Africa	Warehousing, distribution and office (leased) (b)	127,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000

(a)	Properties subject to liens under the 2004 Credit Agreement.

(b)	The Kempton Park, South Africa lease terminated on February 28, 2005 and a new lease was entered into for 120,000 sq. ft. in Isando, South Africa. At December 31, 2004, this new facility was not operational, but it is now operational.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (approximately 176,749 square feet, of which approximately 5,900 square feet was sublet to the Company's affiliates as of December 31, 2004). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.    Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company. A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. (a Delaware corporation and the predecessor of REV Holdings LLC, a Delaware limited liability company ("REV Holdings")) between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). The complaint, amended by the plaintiffs in November 2001, alleged, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On September 29, 2004, the United States District Court for the Southern District of New York dismissed the Second Gavish Action, without prejudice. Revlon, Inc.'s counsel has subsequently received a second amended complaint. If this matter is pursued, Revlon, Inc. intends to defend it vigorously as the Company believes it is without merit. In light of the settlement of the defendants' insurance claim for this matter and the other purported class actions filed in 1999 and settled in June 2003, which the Company recorded in the fourth quarter of 2002, the Company does not expect to incur any further expense in this matter.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MacAndrews & Forbes Holdings, which is wholly owned by Ronald O. Perelman, owns (i) 190,110,641 shares of Class A Common Stock (20,819,333 of which are owned by REV Holdings and 169,291,308 of which are beneficially owned by MacAndrews & Forbes) and (ii) all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., with a par value of $0.01 per share ("Class B Common Stock", and together with the Class A Common Stock, the "Common Stock"). Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman's vested stock options discussed in Part III, Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Form 10-K, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2004, beneficially owned approximately 59.9% of Revlon, Inc.'s outstanding shares of Common Stock and had approximately 77.2% of the combined voting power of the outstanding shares of Revlon, Inc.'s Common Stock currently entitled to vote at its 2005 Annual Meeting of Stockholders. The remaining 148,757,303 shares of Revlon, Inc.'s Class A Common Stock outstanding at December 31, 2004 were owned by the public. Revlon, Inc.'s Class A Common Stock is listed and traded on the New York Stock Exchange (the "NYSE"). As of December 31, 2004, there were 918 holders of record of Revlon, Inc.'s Class A Common Stock. No dividends were declared or paid during 2004 or 2003 by Revlon, Inc. on its Common Stock. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit (each as hereinafter defined), the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes (as each such series of notes is hereinafter defined) currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc., except in limited circumstances. See Part III, Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and the Consolidated Financial Statements of the Company and the Notes thereto.

The table below shows the Company's high and low quarterly stock prices of Revlon, Inc.'s Class A Common Stock on the NYSE for the years ended December 31, 2004 and 2003.

	2004 Quarterly Stock Prices(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$3.66	$3.50	$2.94	$2.55
Low	2.28	2.70	2.11	2.06

	2003 Quarterly Stock Prices(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$3.54	$3.67	$3.70	$2.96
Low	2.40	2.62	2.66	2.20

(1)	Represents the closing price per share of Revlon, Inc.'s Class A Common Stock on the NYSE, the exchange on which such shares are listed. The Company's stock trading symbol is "REV".

Item 6.    Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2004 and the Balance Sheet Data as of December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP, an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2004	2003 (d)	2002 (d)	2001	2000
	(dollars in millions, except per share amounts)
Statements of Operations Data (a):
Net sales	$1,297.2	$1,299.3	$1,119.4	$1,277.6	$1,409.4
Gross profit (b)	811.9	798.2	615.7	733.4	835.1
Selling, general and administrative expenses	717.6	770.9	717.0	679.2	765.1
Restructuring costs and other, net (c)	5.8	6.0	13.6	38.1	54.1
Operating income (loss )	88.5	21.3	(114.9)	16.1	15.9
Interest expense	130.8	174.5	159.0	140.5	144.5
Loss on early extinguishment of debt	90.7 (f)	—	—	3.6	—
Loss from continuing operations	(142.5)	(153.8)	(286.5)	(153.7)	(129.7)

Basic and diluted loss from continuing operations per common share	$(0.47)	$(2.47)	$(5.36)	$(2.87)	$(2.43)
Weighted average number of common shares outstanding (in millions): (e)
Basic and diluted	301.1	62.3	53.5	53.5	53.4

	December 31,
	2004	2003	2002	2001	2000
	(dollars in millions)
Balance Sheet Data (a):
Total assets	$1,000.5	$892.2	$933.7	$997.6	$1,101.8
Total indebtedness	1,355.3	1,897.5	1,775.1	1,661.1	1,593.8
Total stockholders ' deficiency	(1,019.9)	(1,725.6)	(1,638.5)	(1,282.1)	(1,106.7)

(a)	In July 2001, the Company completed the disposition of the Colorama brand and facility in Brazil. In March and May 2000, the Company completed the dispositions of its worldwide professional products line and the Plusbelle brand in Argentina, respectively. Accordingly, the selected financial data includes the results of operations of the professional products line, Plusbelle and Colorama brands through the dates of disposition.

(b)	In connection with the Company's restructuring activities described in note (c) below, from 2000 to 2002 the Company incurred additional costs associated with the consolidation of its Phoenix and Canada facilities and its worldwide operations. The Company recorded $1.5, $38.2 and $4.9 of such costs for the years ended December 31, 2002, 2001 and 2000, respectively, in cost of sales.

(c)	In 2000, the Company initiated a new restructuring program, in line with its original restructuring plan developed in late 1998, designed to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on closing manufacturing operations in Phoenix, Arizona and Mississauga, Canada and consolidating production into the Company's plant in Oxford, North Carolina. The 2000 restructuring program also included the remaining obligation for excess leased real estate at the Company's headquarters, consolidation costs associated with closing the Company's facility in New Zealand and the elimination of several domestic and international executive and operational positions, each of which was effected to reduce and streamline corporate overhead costs. Restructuring expenses incurred between 2000 and 2004 were with respect to the 2000 restructuring program, the continued consolidation of the Company's worldwide operations or one-time restructuring events including employee severance costs.

(d)	Results for 2003 and 2002 include expenses of approximately $31.0 in 2003 and approximately $104.0 in 2002 related to the acceleration of the implementation of the stabilization and growth phase of the Company's plan.

(e)	Represents the weighted average number of common shares outstanding for the period. Upon consummation of the 2003 Rights Offering (as hereinafter defined), the fair value, based on NYSE closing price of Revlon, Inc.'s Class A Common Stock was more than the subscription price. Accordingly, basic and diluted loss per common share have been restated for all periods prior to the 2003 Rights Offering to reflect the stock dividend of 1,262,328 shares of Revlon, Inc.'s Class A Common Stock (See Note 1 to the Consolidated Financial Statements). On March 25, 2004, in connection with the Revlon Exchange Transactions (as hereinafter defined), the Company issued 299,969,493 shares of Class A Common Stock (See Note 9 to the Consolidated Financial Statements). The shares issued in the Revlon Exchange Transactions are included in the weighted average number of shares outstanding since the date of the respective transactions.

(f)	Represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as hereinafter defined) and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) (as hereinafter defined) and the repayment of the 2001 Credit Agreement (as hereinafter defined). (See Note 9 to the Consolidated Financial Statements).

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data)

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

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of balancing top-line growth with improved operating margins and developing and implementing the Company's productivity initiatives. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and introduction process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which will include moving certain production for the European markets to the Company's Oxford, North Carolina facility (the Company intends to transition such manufacturing primarily to one or more of its other facilities and does not currently expect any disruption in its supply chain) and entering into new warehousing and distribution arrangements in the U.K.; and (iv) optimize the effectiveness of the Company's advertising, marketing and promotions. This stage will also include strengthening the Company's balance sheet and capital structure, much of which, as discussed in Note 9 to the Consolidated Financial Statements, has been accomplished during 2004.

The Company believes that it has strengthened its organizational capability and it intends to continue doing so. The Company also believes that it has strengthened its relationships with its key retailers in the U.S., which has led to space gains and increased distribution in 2004 for certain of the Company's products.

On July 9, 2004, Products Corporation entered into the 2004 Credit Agreement and during July and August 2004 used the proceeds of borrowings under the 2004 Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase and redeem all $363 aggregate principal amount of Products Corporation's 12% Senior Secured Notes, and to pay fees and expenses incurred in connection with the 2004 Credit Agreement, the Tender Offer and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that Products Corporation launched in May 2004 but did not consummate. The balance of such proceeds in connection with the Term Loan Facility were available to Products Corporation for general corporate purposes.

On March 25, 2004 Revlon, Inc. consummated the Revlon Exchange Transactions and reduced Products Corporation's debt by approximately $804 as of that date. Revlon, Inc. issued an additional 299,969,493 shares of Class A Common Stock and as of December 31, 2004 Revlon, Inc. had outstanding approximately 338,867,944 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock. MacAndrews & Forbes beneficially owned approximately 221.4 million shares of the Common Stock (representing approximately 59.9% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock) as of December 31, 2004. (See Note 9 to the Consolidated Financial Statements).

Net sales in 2004 decreased $2.1 to $1,297.2, as compared to $1,299.3 in 2003, driven by higher total returns, allowances and discounts, partially offset by favorable foreign currency translation and higher shipments, as well as the prepayment of certain minimum royalties and renewal fees by licensees.

In the United States and Canada, 2004 net sales decreased $34.9 to $855.7 from $890.6 in 2003. The decrease in 2004 was due to higher total returns, allowances and discounts which were due in part to a higher returns provision for product discontinuances identified in 2004, higher returns from promotions, and the fact that the 2003 provision for returns benefited from a revision of previous estimates for returns associated with the Company's accelerated growth plan which were recorded in 2002, partially offset by higher shipments and an increase in licensing revenue from prepayments of certain minimum royalties and renewal fees by licensees of $11.8 in 2004 versus $5.3 in 2003. In International, in 2004, net sales increased $32.8 to $441.5 from $408.7 in 2003. The increase in 2004 was due primarily to favorable foreign currency translation.

In terms of U.S. marketplace performance, the U.S. color cosmetics category for 2004 declined approximately 2.5% versus 2003. For 2004, the Revlon and Almay brands combined held U.S. mass-market share of 21.5%, compared with 22.3% for 2003. Market share performance of existing products under the Revlon and Almay brands increased from 2003 to 2004, offset in part by decreased market share performance of new products under such brands. In hair color and beauty tools, the Company gained market share in 2004, compared with 2003, increasing, respectively, from a 6.5% market share for 2003 to 7.1% for 2004 and 22.6% market share for 2003 to 24.5% for 2004, while market share was down for anti-perspirants/deodorants, decreasing from 6.3% in 2003 to 6.1% in 2004.

Net sales in the Company's domestic and international operations in the normal course are subject to the risk of being adversely affected by, among other things, one or more of the following: weak economic conditions, category weakness, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities and changes in consumer purchasing habits, including with respect to shopping channels.

Operating income in 2004 increased $67.2 to $88.5, as compared to $21.3 in 2003. The improvement in 2004 reflected the absence of growth plan charges (which decreased operating income in 2003 by approximately $31.2), the aforementioned higher licensing revenues (which included prepayments of minimum royalties and renewal fees by licensees of $11.8 in 2004 versus $5.3 in 2003) and lower advertising, partially offset by higher total returns, allowances and discounts and favorable foreign currency translation.

The $90.7 loss on early extinguishment of debt for 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) and the repayment of the 2001 Credit Agreement. (See Note 9 to the Consolidated Financial Statements).

Discussion of Critical Accounting Policies

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

Results of Operations

Year Ended December 31, 2004 compared with the year ended December 31, 2003

In the tables, numbers in parenthesis (    ) denote unfavorable variances.

Net sales:

	Year Ended December 31,		Dollar Change		Percent Change
	2004	2003
United States and Canada	$855.7	$890.6	$(34.9)		-3.9%
International	441.5	408.7	32.8	(1)	8.0%
	$1,297.2	$1,299.3	$(2.1	)(2)	-0.2%

(1)	Excluding the impact of currency fluctuations, International net sales increased 1.0%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 2.7%.

United States and Canada.

Net sales in the U.S. and Canada decreased $34.9 or 4% in 2004, as compared with 2003, due to higher total returns, allowances and discounts of approximately $51.0 partially offset by higher shipments of approximately $3.3, the favorable impact of foreign currency translation of $5.9 and increased licensing revenue of $6.9, primarily from the prepayments of minimum royalties and renewal fees by licensees of $11.8 in 2004 versus $5.3 in 2003. The increase in returns, allowances and discounts in 2004 versus 2003 is due in part to higher returns provision for product discontinuances identified in 2004, higher returns from promotions, and the fact that the 2003 provision for returns benefited from a revision of previous estimates for returns associated with the Company's accelerated growth plan recorded in 2002.

In terms of U.S. marketplace performance, the U.S. color cosmetics category for 2004 declined approximately 2.5% versus 2003. For 2004, the Revlon and Almay brands combined held U.S. mass-market share of 21.5%, compared with 22.3% for 2003. Market share performance of existing products under the Revlon and Almay brands increased from 2003 to 2004, offset in part by decreased share performance of new products under such brands. In hair color and beauty tools, the Company gained market share in 2004, compared with 2003, increasing, respectively, from a 6.5% market share for 2003 to 7.1% for 2004 and 22.7% market share for 2003 to 24.5% for 2004, while market share was down for anti-perspirants/deodorants, decreasing from 6.3% in 2003 to 6.1% in 2004.

International.

Net sales in the Company's international operations increased $32.8 or 8.0% in 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, international sales increased by 1.0% in 2004, as compared to 2003.

In Europe, which is comprised of Europe and the Middle East, net sales decreased by $3.7, or 3.0%, to $120.6 for 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, net sales decreased by $15.1 or 12.2% in 2004, as compared with 2003. The decline in net sales excluding the impact of foreign currency fluctuations was due to lower sales in the U.K., in part due to reduced customer inventory levels and higher allowances granted to customers (which the Company estimates contributed to an approximate 9.4% reduction in net sales in 2004 for the region, as compared with 2003) and lower sales to distributors in Russia and Germany (which the Company estimates contributed to an approximate 4.3% reduction in net sales in 2004 for the region, as compared with 2003), partially offset by increased sales in Israel (which the Company estimates contributed to an approximate 1.3% increase in net sales in 2004 for the region, as compared with 2003).

On September 22, 2004, the Company exercised its contractual rights to terminate its 2002 supply agreement with COSi that is currently scheduled to become effective on June 30, 2005. The Company intends to transition such manufacturing primarily to its Oxford, North Carolina facility and distribution and warehousing to a local U.K.-based third party and does not currently expect any disruption in its supply chain. During 2004, COSi earned approximately $1.9 in performance-based payments. In December 2004, the Company and COSi entered into a transitional agreement covering the period through termination pursuant to which, among other things, COSi is eligible to receive $1.9 in additional performance-based payments if they maintain specific production service level objectives under the agreement (however, the Company expects that such payments, if any, will be fully set off against payments that will become due to the Company from COSi in connection with the cessation of such arrangement).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $2.5 or 2.8%, to $94.7 for 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, net sales increased by $4.8 or 5.2% in 2004, as compared with 2003. The increase in net sales excluding the impact of foreign currency fluctuations was primarily due to increased sales in Brazil, Venezuela and certain distributor markets (which the Company estimates contributed to an approximate 11.5% increase in net sales for the region in 2004, as compared with 2003) due to improved local economic and business conditions, partially offset by lower sales in Mexico (which the Company estimates contributed to an approximate 5.2% reduction in net sales in 2004 for the region, as compared with 2003).

In the Far East and Africa, net sales increased by $34.0 or 17.7%, to $226.2 for 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, net sales increased $14.4 or 7.5% for 2004, as compared with 2003. This increase was driven by higher sales in South Africa and Japan related to favorable economic conditions (which the Company estimates contributed to an approximate 6.0% increase in net sales in 2004 for the region, as compared with 2003).

Gross profit:

	Year Ended December 31,		Dollar Change
	2004	2003
Gross profit	$811.9	$798.2	$13.7

Excluding foreign exchange fluctuations, gross profit for 2004 decreased $6.3, as compared to 2003, reflecting higher total returns, allowances and discounts, partially offset by higher volumes, the aforementioned increase in licensing revenue and lower cost of goods sold. Gross profit as a percent of sales, excluding the impact of foreign exchange, increased to 62.6% in 2004 from 61.4% in 2003 primarily due to cost savings and the aforementioned higher licensing revenues, partially offset by higher total returns, allowances and discounts.

SG&A expenses:

	Year Ended December 31,		Dollar Change
	2004	2003
SG&A expenses	$717.6	$770.9	$53.3

SG&A expenses decreased $53.3, or 6.9%, to $717.6 for 2004, as compared to 2003, due primarily to $36.7 of lower marketing spending and the absence of fees and expenses related to the stabilization and growth phase of the Company's plan in 2004 versus $26.1 of expenses in 2003, partially offset by $14.9 of unfavorable foreign exchange fluctuations.

Restructuring costs:

	Year Ended December 31,		Dollar Change
	2004	2003
Restructuring costs and other, net	$5.8	$6.0	$0.2

The Company recorded $5.8 in 2004 and $6.0 in 2003 for employee severance and other personnel benefits. The Company expects to save $3.8 annually as a result of the charges taken in 2004.

Other expenses (income):

	Year Ended December 31,		Dollar Change
	2004	2003
Interest expense	$130.8	$174.5	$43.7

The decrease in interest expense of $43.7 for 2004, as compared to 2003, is primarily due to lower consolidated debt during 2004, resulting from the Revlon Exchange Transactions, partially offset by higher borrowings under the 2004 Credit Agreement to repay the 2001 Credit Agreement, tender for and redeem the 12% Senior Secured Notes (including applicable premium and accrued interest) and to pay fees and expenses. (See Note 9 to the Consolidated Financial Statements).

	Year Ended December 31,		Dollar Change
	2004	2003
Loss on early extinguishment of debt	$90.7	$—	$(90.7)

The loss on early extinguishment of debt in 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) and the repayment of the 2001 Credit Agreement. (See Note 9 to the Consolidated Financial Statements).

	Year Ended December 31,		Dollar Change
	2004	2003
Miscellaneous, net	$2.0	$0.5	$(1.5)

The increase in miscellaneous, net for 2004, as compared to the comparable 2003 period, is primarily due to fees and expenses associated with the refinancing that Products Corporation launched in May 2004 but did not consummate.

Provision for income taxes:

	Year Ended December 31,		Dollar Change
	2004	2003
Provision for income taxes	$9.3	$0.5	$(8.8)

The increase in the provision for income taxes in 2004 is due to higher taxable income in certain markets outside the U.S. in the 2004 period. Additionally, the 2004 and 2003 periods benefited approximately $2.9 and $7.0, respectively, from the favorable resolution of various tax audits.

Year ended December 31, 2003 compared with year ended December 31, 2002

In the tables, numbers in parenthesis ( ), denote unfavorable variances.

Net sales:

	Year Ended December 31,		Dollar Change		Percent Change
	2003	2002
United States and Canada	$890.6	$760.1	$130.5		17.2%
International	408.7	359.3	49.4	(1)	13.7%
	$1,299.3	$1,119.4	$179.9	(2)	16.1%

(1)	Excluding the impact of currency fluctuations, International net sales increased 4.6%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales increased 12.6%.

United States and Canada.

The increase in net sales in the U.S. and Canada in 2003 was primarily driven by (1) lower net charges for sales returns, allowances and discounts of $137.6 in the 2003 period since 2002 included significant amounts of returns due to the growth plan; and to revised estimates of returns based on favorable experience in 2003 versus 2002 returns estimates; and (2) foreign currency translations benefits, partially offset by lower licensing revenues of $8.6 in 2003. Market share in the U.S. mass market for color cosmetics for Almay and Revlon combined increased by 0.3% for the full year 2003 compared with 2002. These sales and market share gains were achieved in the context of a weaker than expected U.S. mass market color cosmetics category which, as measured by ACNielsen, declined by 1.9% during 2003.

International.

In Europe, which is comprised of Europe and the Middle East, net sales increased by $16.5, or 15.3%, to $124.3 for 2003, as compared with 2002. The increase in the European region was primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 12.2% increase in net sales for the region) and increased sales volume and lower sales returns in the U.K. and France (which factor the Company estimates contributed to an approximate 6.7% increase in net sales for the region). Such factors were partially offset by lower sales volume in certain distributor markets in Russia and Germany, where the Company's distributors experienced financial problems (which factor the Company estimates contributed to an approximate 3.5% reduction in net sales for the region).

In Latin America, which is comprised of Mexico, Central America and South America, net sales decreased by $1.9, or 2.0%, to $92.2 for 2003, as compared with 2002. The decrease in the Latin American region was primarily due to decreased sales volume in Brazil and Mexico, where sales were impacted by local adverse economic conditions, a decline in the mass retail category and a reduction of customer inventory levels (which factors the Company estimates contributed to an approximate 10.0% reduction in net sales for the region) and the impact of adverse currency fluctuations (which factor the Company estimates contributed to an approximate 9.4% reduction in net sales for the region), which was partially offset by increased sales volume in Venezuela, Argentina and certain distributor markets (which factor the Company estimates contributed to an approximate 17.0% increase in net sales for the region).

In the Far East and Africa, net sales increased by $34.8, or 22.1%, to $192.2 for 2003, as compared with 2002. The increase in the Far East and Africa region was primarily due to the impact of favorable currency fluctuations (which factor the Company estimates contributed to an approximate 18.0% increase in net sales for the region) and increased sales volume in South Africa, Japan and China, where the Company's products experienced strong demand as a result of favorable general economic conditions and the effect of strong brand marketing activities (which factors the Company estimates contributed to an approximate 4.0% increase in net sales for the region), which the Company believes were partially offset by the economic impact of the SARS outbreak in China.

During 2002, the Company experienced production difficulties with COSi, its principal third party manufacturer for Europe and certain other international markets, which operates the Maesteg facility. To rectify this situation, on October 31, 2002 Products Corporation and such manufacturer terminated the long-term supply agreement and entered into a new, more flexible agreement which had significantly reduced volume commitments and, among other things, Products Corporation loaned COSi approximately $2.0 and COSi was eligible to earn performance-based payments of approximately $6.3 over a 4-year period contingent upon the supplier achieving specific production service level objectives. During 2003 and 2002, COSi earned approximately $1.8 and $1.6, respectively, in performance-based payments.

Gross profit:

	Year Ended December 31,		Dollar Change
	2003	2002
Gross profit	$798.2	$615.7	$182.5

The $182.5 increase in gross profit for 2003, as compared to the comparable 2002 period, is primarily due to lower sales returns, allowances and discounts of $144.5 in the 2003 period (which includes the impact of the stabilization and growth phase of the Company's plan, which began in December 2002) and higher sales volume of $43.8 (which includes the favorable impact of currency fluctuations). Such increases in 2003 were partially offset by unfavorable product mix in 2003 and a decrease in licensing and other revenue of $8.4 in 2003. Gross margins in 2003 improved to 61.4% versus 55.0% in 2002 due to the previously discussed lower sales returns, allowances and discounts.

SG&A expenses:

	Year Ended December 31,		Dollar Change
	2003	2002
SG&A expenses	$770.9	$717.0	$(53.9)

The increase in SG&A expenses for 2003, as compared to 2002, was primarily due to higher brand support of $38.7 principally related to the stabilization and growth phase of the Company's plan, higher personnel-related expenses and professional fees of $19.2 (including expenses related to the stabilization and growth phase of the Company's plan) and rent expense of $2.7, partially offset by lower depreciation and amortization of $8.9 in the 2003 period due to accelerated amortization of wall displays in 2002 as the Company transitioned to its new wall displays as part of the stabilization and growth phase of its plan.

Restructuring costs:

	Year Ended December 31,		Dollar Change
	2003	2002
Restructuring costs	$6.0	$13.6	$7.6

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

The Company anticipates annualized savings of approximately $12 to $14 relating to the restructuring charges recorded during 2003.

Other expenses (income):

	Year Ended December 31,		Dollar Change
	2003	2002
Interest expense	$174.5	$159.0	$(15.5)

The increase in interest expense for 2003, as compared to 2002, was primarily due to higher overall borrowings during 2003, including amounts borrowed under the 2001 Credit Agreement (as hereinafter defined) and the 2003 MacAndrews & Forbes Loans (as hereinafter defined) and higher interest rates under the 2001 Credit Agreement as a result of the amendment to the 2001 Credit Agreement in February 2003. (See Note 9 to the Consolidated Financial Statements).

Provision for income taxes:

	Year Ended December 31,		Dollar Change
	2003	2002
Provision for income taxes	$0.5	$4.8	$4.3

The reduction in the provision for income taxes in 2003 was primarily attributable to the resolution of various tax audits, which reduced tax expense by approximately $7.0, partially offset by higher taxable income in certain markets outside the United States.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $94.2, $166.4 and $112.3 for 2004, 2003 and 2002, respectively. This improvement in cash flows in 2004 versus 2003 resulted primarily from higher operating income, lower purchases of permanent displays, lower accrued expenses and lower cash spending in connection with the stabilization and growth phase of the Company's plan and lower interest payments. The increase in net cash used for operating activities for 2003, compared to 2002, resulted primarily from a decrease in accrued liabilities mainly associated with the implementation of the various aspects of the stabilization and growth phase of the Company's plan and higher spending on displays due to the roll out of the Company's reconfigured permanent wall displays, partially offset by lower net loss and lower accounts receivable due to earlier payment terms with many of the Company's large U.S. customers. The Company received $11.8, $5.3 and $11.5 in 2004, 2003 and 2002, respectively, related to prepaid minimum royalties under a licensing agreements.

Net cash used for investing activities was $18.9, $23.3 and $14.2 for 2004, 2003 and 2002, respectively. Net cash used for investing activities for 2004 primarily consisted of capital expenditures. Net cash used for investing activities for 2003 primarily consisted of capital expenditures, partially offset by the proceeds from the sale of the Company's warehouse in Canada. Net cash used for investing activities for 2002 primarily consisted of capital expenditures.

Net cash provided by financing activities was $174.5, $151.1 and $110.3 for 2004, 2003 and 2002, respectively. Net cash provided by financing activities for 2004 included cash drawn under each of the 2001 Credit Agreement, the 2004 $125 million MacAndrews & Forbes Loan (as hereinafter defined), and the Term Loan Facility under the 2004 Credit Agreement, partially offset by the repayment of borrowings under the 2001 Credit Agreement (in connection with the refinancing thereof), the 2004 $125 million MacAndrews & Forbes Loan, payment of the redemption price, the applicable premium and interest in connection with the tender for and redemption of Products Corporation's 12% Senior Secured Notes due 2005 (the "12% Senior Secured Notes") and payment of financing costs in connection with certain amendments to the 2001 Credit Agreement during 2004, the Revlon Exchange Transactions, the 2004 Credit Agreement and the tender for and redemption of the 12% Senior Secured Notes. Net cash provided by financing activities for 2003 included cash drawn under the 2001 Credit Agreement and the 2003 MacAndrews & Forbes Loans (as hereinafter defined) and net proceeds from the 2003 Rights Offering (as hereinafter defined), partially offset by the repayment of borrowings under the 2001 Credit Agreement and payment of financing costs. Net cash provided by financing activities for 2002 included cash drawn under the 2001 Credit Agreement, partially offset by the repayment of borrowings under the 2001 Credit Agreement and payment of financing costs.

At December 31, 2004, Products Corporation had a liquidity position, of approximately $379, consisting of cash and cash equivalents as well as available borrowings from the Multi-Currency Facility (as hereinafter defined) under the 2004 Credit Agreement and the 2004 Consolidated MacAndrews & Forbes Line of Credit.

2004 Credit Agreement

On July 9, 2004, Products Corporation entered into a new credit agreement (the "2004 Credit Agreement") with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent.

The 2004 Credit Agreement provides up to $960.0 and consists of an $800.0 Term Loan Facility (the "Term Loan Facility") and a $160.0 asset-based multi-currency facility (the "Multi-Currency Facility"), the availability under which varies based upon the borrowing base that is determined relative to the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 subject to certain exceptions and subject to the lenders' agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 and (iv) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability. If the value of the eligible assets is not sufficient to support the $160.0 borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation's ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation's compliance with other convenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0.

Products Corporation used the $800 of proceeds from borrowings under the Term Loan Facility to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's credit agreement dated November 30, 2001 and which was scheduled to mature on May 30, 2005 (the "2001 Credit Agreement"), to purchase and redeem in July and August 2004 (the "Tender Offer") all of the $363 aggregate principal amount of the 12% Senior Secured Notes for a purchase price of approximately $412.3 (including the applicable premium and accrued interest), and to pay fees and expenses incurred in connection with the 2004 Credit Agreement, the Tender Offer for the 12% Senior Secured Notes and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that Products Corporation launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes. The Multi-Currency Facility was undrawn at March 1, 2005.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 31, 2005 if the 8 1/8% Senior Notes are not repaid, redeemed, repurchased or defeased in full on or before such date, on July 31, 2006 if the 9% Senior Notes are not repaid, redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if the 8 5/8% Senior Subordinated Notes are not repaid, redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. failed to undertake an approximately $110.0 equity offering and transfer the net proceeds of such offering to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006. Although the Company intends to refinance its 8 1/8% Senior Notes in the first quarter of 2005, in the event the Company does not do so, it could refinance such notes with the proceeds of a debt or equity offering. In order to facilitate any such refinancing that the Company may pursue through an equity offering, in March 2005, Revlon, Inc. and MacAndrews & Forbes Holdings amended MacAndrews & Forbes Holdings' obligation under the 2004 Investment Agreement to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and the Revlon, Inc. conducts an equity offering to effect such refinancing. (See Note 9 to the Consolidated Financial Statements).

The 2004 Credit Agreement requires Products Corporation to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, mergers and acquisitions, dividends and transactions with affiliates of Products Corporation, each of which is subject to limited exceptions. Additionally, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 for a period of 30 consecutive days or more, requiring Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00.

2004 Consolidated MacAndrews & Forbes Line of Credit

On July 9, 2004, Products Corporation and MacAndrews & Forbes Inc. entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the MacAndrews & Forbes $65 million line of credit and the 2004 MacAndrews & Forbes $125 million term loan (as to which after the Revlon Exchange Transactions the total term loan availability was $87) into the single 2004 Consolidated MacAndrews & Forbes line of credit (the "2004 Consolidated MacAndrews & Forbes Line of Credit") with availability of $152 at March 1, 2005, the commitment under which reduces to $87 as of July 1, 2005 and terminates on December 1, 2005. Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under the 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement. Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, which on March 1, 2005 was 8.59%, provided, that at any time that the Eurodollar Base Rate under the 2004 Credit

Agreement is equal to or greater than 3.0%, the applicable rate to loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect. In connection with the 2004 Consolidated MacAndrews & Forbes Line of Credit, on July 15, 2004, Revlon, Inc., Fidelity Management & Research Company ("Fidelity") and MacAndrews & Forbes agreed to eliminate the Borrowing Limitation (as hereinafter defined).

2004 Debt Reduction Transactions

In February 2004, the Company's Board of Directors approved agreements with Fidelity and MacAndrews & Forbes intended to dramatically strengthen the Company's balance sheet. The decision to enter into these transactions followed the announcement in December 2003 that the Company's Board of Directors had authorized management to begin exploring various alternatives to strengthen the Company's balance sheet and increase equity. Certain aspects of the refinancings may be subject to Board of Director, stockholder, lender, and regulatory approvals.

In March 2004, the Company exchanged approximately $804 of Products Corporation's debt, $54.6 of Revlon, Inc. Preferred Stock and $9.9 of accrued interest for 299,969,493 shares of Class A Common Stock (the "Revlon Exchange Transactions"). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 on March 25, 2004. In addition to the Revlon Exchange Transactions, pursuant to the 2004 Investment Agreement, Revlon, Inc. is committed to conduct further rights and equity offerings in the amount of approximately $110 by the end of March 2006, the net proceeds of which will be transferred to Products Corporation to reduce its debt (such equity offerings, together with the Revlon Exchange Transactions, are referred to as the "Debt Reduction Transactions"). The terms of any other equity offerings to be undertaken in connection with the Debt Reduction Transactions, including the subscription prices, will be determined by Revlon, Inc.'s Board of Directors at the appropriate times. (See "Recent Developments").

As part of the Revlon Exchange Transactions, MacAndrews & Forbes received Class A Common Stock in respect of any and all outstanding amounts owing to it, as of the closing date of the Revlon Exchange Transactions, under the MacAndrews & Forbes $100 term loan (which was approximately $109.7 at March 25, 2004, including accrued interest), the 2004 MacAndrews & Forbes $125 million term loan (which was approximately $38.9 at March 25, 2004, including accrued interest) and approximately $24.1 of subordinated promissory notes. The portions of the 2004 MacAndrews & Forbes $125 million term loan and the MacAndrews & Forbes $65 million line of credit (which was undrawn) not exchanged in the Revlon Exchange Transactions remained available to Products Corporation, subject to the Borrowing Limitation, which was subsequently eliminated. The 2004 MacAndrews & Forbes $125 million term loan and the MacAndrews & Forbes $65 million line of credit were consolidated into the 2004 Consolidated MacAndrews & Forbes Line of Credit in July 2004. (See Note 9 to the Consolidated Financial Statements).

In another contemporaneous transaction to the Revlon Exchange Transactions, Revlon, Inc. and Fidelity entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.'s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Stockholders Agreement will terminate at such time as Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock. Also, in conjunction with the Revlon Exchange Transactions, in February 2004, Products Corporation entered into various amendments to its 2001 Credit Agreement that it entered into on November 30, 2001, one of which added a new $64.4 term loan facility to the 2001 Credit Agreement (the "Exchange Bank Amendments"), which agreement was subsequently refinanced in July 2004, as discussed above.

As a result of the consummation of the Revlon Exchange Transactions, approximately $133.8 principal amount of the 8 1/8% Senior Notes, approximately $174.5 principal amount of the 9% Senior

Notes and approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes (collectively, the "Revlon Exchange Notes") were exchanged for an aggregate of approximately 224.1 million shares of Class A Common Stock, including such shares issued in exchange for accrued interest on the Revlon Exchange Notes. Such amount of Revlon Exchange Notes exchanged included approximately $1.0 of the 9% Senior Notes and approximately $286.7 of the 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and other entities related to it; and approximately $85.9 of the 9% Senior Notes, approximately $77.8 of the 8 1/8% Senior Notes and approximately $32.1 of the 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity.

MacAndrews & Forbes exchanged approximately $109.7 of existing indebtedness (including principal and accrued interest) under the MacAndrews & Forbes $100 million term loan (as hereinafter defined) for approximately 43.9 million shares of Class A Common Stock, approximately $38.9 of existing indebtedness (including principal and accrued interest) under the 2004 MacAndrews & Forbes $125 million term loan for approximately 15.6 million shares of Class A Common Stock and approximately $24.1of indebtedness under certain subordinated promissory notes payable to MacAndrews & Forbes for approximately 7.2 million shares of Class A Common Stock. REV Holdings exchanged all of Revlon, Inc.'s previously outstanding Series A preferred stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted all of its shares of Revlon, Inc.'s previously outstanding Series B preferred stock into 433,333 shares of Class A Common Stock.

As of December 31, 2004, Revlon, Inc. had outstanding 338,867,944 shares of its Class A Common Stock and 31.25 million shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning as of that date approximately 221.4 million shares of the Common Stock (including approximately 32.6 million shares of the Class A Common Stock beneficially owned by a family member of the controlling stockholder with respect to which MacAndrews & Forbes holds a voting proxy). Such shares beneficially owned by MacAndrews & Forbes as of December 31, 2004 represented approximately 59.9% of the outstanding shares of the Common Stock and approximately 77.2% of the combined voting power of the Common Stock. Of the shares beneficially owned by MacAndrews & Forbes as of that date, REV Holdings owned approximately 20.8 million shares of Class A Common Stock and 31.25 million shares of Class B Common Stock.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously announced plan to launch a rights offering and use the proceeds to reduce debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers (as hereinafter defined) by $150 in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt (in addition to the Revlon Exchange Notes) by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would have been unduly disproportionate, Revlon, Inc.'s support agreements with MacAndrews & Forbes and Fidelity and its investment agreement with MacAndrews & Forbes (the "2004 Investment Agreement") relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, Revlon, Inc. now intends to conduct an equity offering of approximately $110 by the end of March 2006 and to use such proceeds to reduce Products Corporation's debt. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering. (See "Recent Developments").

Products Corporation's EBITDA (as defined in the 2001 Credit Agreement) for the four consecutive fiscal quarters ended December 31, 2003 was less than the minimum of $230 required under the 2001 Credit Agreement for that period and Products Corporation's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the 2001 Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured an amendment to the 2001 Credit Agreement (the "January 2004 Bank Amendment") that included waivers of compliance with these covenants for the four quarters ended December 31, 2003 and, in light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants under the 2001 Credit Agreement during 2004, an amendment to eliminate the EBITDA and leverage ratio covenants of the 2001 Credit Agreement for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004 expiring on January 31, 2005. In July 2004, the 2001 Credit Agreement was repaid and refinanced with the 2004 Credit Agreement.

In December 2003, Revlon, Inc. announced that its Board of Directors approved two loans from MacAndrews & Forbes Holdings, one to provide up to $100 (the "2004 MacAndrews & Forbes Loan"), if needed, to enable the Company to continue to implement and refine its plan, and the other to provide an additional $25 (the "$25 million MacAndrews & Forbes Loan") to be used for general corporate purposes. The 2004 MacAndrews & Forbes Loan and $25 million MacAndrews & Forbes Loan were consolidated into one term loan agreement (referred to herein as the "2004 MacAndrews & Forbes $125 million term loan").

The 2004 MacAndrews & Forbes $125 million term loan, as discussed in Note 9 to the Consolidated Financial Statements, was consolidated with the MacAndrews & Forbes $65 million line of credit into the 2004 Consolidated MacAndrews & Forbes Line of Credit in July 2004, with availability of $152. (See Note 9 to the Consolidated Financial Statements).

2003 Financing Transactions

In February 2003, the Company entered into an investment agreement with MacAndrews & Forbes Inc. (the "2003 Investment Agreement") pursuant to which the Company undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "2003 Rights Offering"), pursuant to which Revlon, Inc. issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews & Forbes Inc. in a private placement (representing the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews & Forbes Inc. would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of Revlon, Inc.'s Class A Common Stock offered in the 2003 Rights Offering).

In addition, in connection with the 2003 Investment Agreement, MacAndrews & Forbes Inc. also made available a $100 term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan"). The MacAndrews & Forbes $100 million term loan was exchanged for equity in connection with the Revlon Exchange Transactions. (See Note 9 to the Consolidated Financial Statements).

Additionally, MacAndrews & Forbes Inc. also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "MacAndrews & Forbes $65 million line of credit") (the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $65 million line of credit, each as amended, are referred to as the "2003 MacAndrews & Forbes Loans") and which was originally to be available to Products Corporation through December 31, 2004 (which, as discussed in Note 9, was consolidated with the 2004 MacAndrews & Forbes $125 million term loan into the 2004 Consolidated MacAndrews & Forbes Line of Credit in July 2004).

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit. (See Note 9 to the Consolidated Financial Statements). The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes"), Products Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") and Products Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes") contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt. See "Part I, Item 1—Recent Developments."

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the

Company's plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein, debt service payments and costs and regularly scheduled pension contributions. Cash contributions to the Company's pension and post-retirement benefit plans were approximately $34 in 2004 and the Company expects them to be approximately $24 in 2005.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

The Company previously estimated that charges related to the implementation of the stabilization and growth phase of its plan would not exceed $160. The Company recorded charges of approximately $104 in 2002, approximately $31 in 2003 and nil in 2004 related to the implementation of the stabilization and growth phase of its plan. Cash payments related to the foregoing charges were approximately $80 and $20 during 2003 and 2004, respectively.

The Company developed a new design for its wall displays (which the Company is continuing to refine as part of the implementation of its plan) and began installing them at certain customers' retail stores during 2002. While most of the new wall displays were installed during 2002 and 2003, the Company continued to install the remainder of the wall displays during 2004. The Company is also reconfiguring existing wall displays at its retail customers. Accordingly, the Company accelerated the amortization of its old wall displays. The Company estimates that purchases of wall displays for 2005 will be approximately $50 to $60. The Company estimates that capital expenditures for 2005 will be approximately $20 to $30.

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2005, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above, the Company's debt service requirements and regularly scheduled pension contributions. (See Note 9 to the Consolidated Financial Statements). However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass market cosmetics category, adverse changes in currency, increased competition from the Company's competitors, changes in consumer purchasing habits, including with respect to shopping channels, or the Company's advertising and marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements.

The U.S. mass-market color cosmetics category during 2004 and 2003 was softer than the Company expected, declining by 2.5% in 2004 and 1.9% in 2003. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan. Additionally, in the event of a decrease in demand for Products Corporation's products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, and/or increased returns or expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the Company's expectations, any such development, if significant, could reduce Products Corporation's revenues and could adversely affect Products Corporation's ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending.

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates or third parties, selling additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, market conditions being unfavorable for an equity or debt offering, additional capital contributions or loans not being available from affiliates or third parties, or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if ever taken, may not enable the Company to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital.

The Company may have debt maturing in 2005 if and to the extent Products Corporation draws under the 2004 Consolidated MacAndrews & Forbes Line of Credit. As noted in "Recent Developments", on March 8, 2005, Products Corporation announced its intention to complete, in the first quarter of 2005, a refinancing of its 8 1/8% Senior Notes and 9% Senior Notes due 2006, which currently have outstanding an aggregate principal amount of $116.2 and $75.5, respectively. The Company intends to likewise refinance Products Corporation's 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0, prior to their maturity in 2008. Under the 2004 Credit Agreement, Products Corporation must refinance the 8 1/8% Senior Notes by October 31, 2005, the 9% Senior Notes by July 31, 2006 and the 8 5/8% Senior Subordinated Notes by October 30, 2007 (such that in the case of the 8 5/8% Senior Subordinated Notes not more than $25.0 aggregate principal amount remains outstanding). In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. failed to undertake a $110.0 equity offering and transfer the net proceeds of such offering to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006. As of March 1, 2005, Products Corporation had drawn $800.0 under the Term Loan Facility of the 2004 Credit Agreement and had availability of $143.1 under the Multi-Currency Facility and $152 under the 2004 Consolidated MacAndrews & Forbes Line of Credit. (See Note 9 to the Consolidated Financial Statements).

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan").

As a result of the closing of the Revlon Exchange Transactions (see "— Debt Reduction Transactions and Related Agreements — Debt Reduction Transactions"), as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Holdings consolidated group (the "MacAndrews & Forbes Group") for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement (as defined below) will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. In June 1992, Revlon Holdings (as hereinafter defined), Revlon, Inc.,

Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its 2004 Credit Agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement prohibits Products Corporation from making such tax sharing payments under the MacAndrews & Forbes Tax Sharing Agreement other than in respect of state and local income taxes. The MacAndrews & Forbes Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by MacAndrews & Forbes Holdings on December 31, 2005. As a result of tax net operating losses and prohibitions under the 2004 Credit Agreement, there were no federal tax payments or payments in lieu of taxes pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement (the "Revlon Tax Sharing Agreement") pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, we expect that there will be no federal tax payments or payments in lieu of taxes by Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $31.5 outstanding at December 31, 2004. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2004 was $(2.3).

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2004:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt, Including Current Portion	$1,318.7	$10.5	$534.2	$774.0
Interest on Long-term Debt (a)	461.6	108.4	257.2	96.0
Capital Lease Obligations	5.9	1.6	4.3
Operating Leases	145.5	15.5	47.0	28.6	$54.4
Purchase Obligations (b)	30.1	30.1
Other Long-term Obligations (c)	58.0	49.8	8.2
Total Contractual Cash Obligations	$2,019.8	$215.9	$850.9	$898.6	$54.4

(a)	Consists of interest on the 8 1/8% Senior Notes, 9% Senior Notes, 8 5/8% Senior Subordinated Notes and the $800 Term Loan Facility under the 2004 Credit Agreement through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2004 Credit Agreement and assumed interest rates.

(b)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(c)	Consists primarily of obligations related to advertising, insurance, employment contracts and other personnel service contracts. Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under "Restructuring Costs".

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," an amendment to FASB Statements Nos. 123 and 95 ("SFAS No. 123(R)"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock option, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material impact on the Company's consolidated results of operations and earnings per share. The Company is currently evaluating the impact of SFAS 123(R) and has not yet determined the method of adoption or the effect of adopting SFAS 123 (R), and it has not determined whether its adoption will result in amounts in future period that are similar to the Company's current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The provisions of this statement will be applied prospectively. The Company is currently evaluating the impact of SFAS No. 153 and does not expect that its adoption of SFAS No. 153 will have a material impact on its consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and handling cost be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151 but does not expect that its adoption will have a material impact on its consolidated results of operations and financial condition.

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Medicare Act. FSP No. 106-2, which requires measurement of the Accumulated Postretirement Benefit Obligation ("APBO") and net periodic postretirement benefit cost to reflect the effects of the Medicare Act, supercedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. Adoption of FSP 106-2 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

Subsequent Events

See "Part I, Item 1—Recent Developments."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates, primarily in the U.S. under the Term Loan Facility and Multi-Currency Facility of the 2004 Credit Agreement. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. There were no such derivative financial instruments outstanding at December 31, 2004. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2004. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

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

The following table presents the information required by Item 7A of Form 10-K as of December 31, 2004:

	Expected maturity date for the year ended December 31,							Fair Value Dec. 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total
	(dollars in millions)
Debt
Short-term variable rate (various currencies)	$36.6						$36.6	$36.6
Average interest rate (a)	4.3%
Long-term fixed rate — third party ($US)	8.5	$183.2	$327.0				518.7	480.4
Average interest rate	8.1%	8.5%	8.6%
Long-term variable rate — third party ($US)	2.0	8.0	8.0	$8.0	$8.0	$766.0	800.0	800.0
Average interest rate (a)	10.2%	10.2%	10.2%	10.2%	10.2%	10.2%
Total debt	$47.1	$191.2	$335.0	$8.0	$8.0	$766.0	$1,355.3	$1,317.0

	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value Dec. 31, 2004	Fair Value Dec. 31, 2004
Forward Contracts
Sell Hong Kong Dollars/Buy USD	0.1286	$0.3	$0.3	$—
Buy Euros/Sell USD	1.1939	1.0	1.1	0.1
Sell British Pounds/Buy USD	1.8288	6.3	6.1	(0.2)
Sell Australian Dollars/Buy USD	0.7265	11.0	10.3	(0.7)
Sell Canadian Dollars/Buy USD	0.7488	3.9	3.5	(0.4)
Sell South African Rand/Buy USD	0.1516	7.0	5.9	(1.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.1222	0.9	0.9	—
Buy British Pounds/Sell Euros	0.6802	1.1	1.1	—
Total forward contracts		$31.5	$29.2	$(2.3)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2004.

Item 8.     Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Consolidated Financial Statements of the Company and the Notes thereto contained herein.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management's Annual Report on Internal Control Over Financial Reporting, the Company has identified a significant deficiency in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which we considered to be a "material weakness." During the first quarter of 2005, we have implemented additional controls and procedures in order to remediate this deficiency and we are continuing to assess additional controls that may be required to remediate this deficiency. Although this weakness did not result in any material misstatement of our consolidated financial statements and we have received an unqualified audit report from our independent registered public accounting firm, KPMG LLP, on our consolidated financial statements, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness, as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures were not effective.

(b)    Management's Annual Report on Internal Control Over Financial Reporting.    The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the SEC's related rules and regulations impose on the Company requirements regarding corporate governance and financial reporting. One requirement, arising under Section 404 of Sarbanes-Oxley, beginning with this Annual Report on Form 10-K, is for management to report on the Company's internal control over financial reporting and for KPMG LLP, the Company's independent registered public accounting firm, to attest to management's report. In late November 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. The Company has elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 does not include this report and attestation. The Company intends to include this report and attestation in an amendment to this Annual Report on Form 10-K in accordance with the SEC's exemptive order.

During 2004, Revlon, Inc. spent considerable time and resources analyzing, documenting and testing its system of internal control over financial reporting. We have advised the Audit Committee of our Board of Directors and KPMG LLP that during this process we had identified a significant deficiency in internal control over financial reporting which we considered to be a "material weakness," as discussed below. A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

While the Company has not completed its Sarbanes-Oxley Section 404 assessment, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). As of the date hereof, management's assessment had identified a material weakness in connection with the Company's estimates of reserves for sales returns. Specifically, the material weakness that the Company identified relates to the Company's controls over the review and validation of estimates of sales returns. In particular, in 2004, an error of approximately $1.2 million in the estimate of the sales return calculation for one of the Company's large customers was not detected in the normal operation of these controls. Our aggregate sales returns reserve for the full fiscal year ended December 31, 2004 in the U.S. was approximately $83 million. That customer acquired a significant number of stores in 2004 and the Company has determined that inventory of some of those newly-acquired store locations was not included in the data made available for estimating the reserves for sales returns. As a result, during its 2004 year end closing, the Company understated its estimates of the sales returns related to these newly-acquired stores by approximately $1.2 million. KPMG LLP issued an unqualified opinion on our financial statements.

Revlon, Inc.'s management determined that, due to this weakness, as of December 31, 2004, the Company's internal control over financial reporting was not effective and therefore believes that upon completion of the Company's evaluation and testing of its internal control over financial reporting, KPMG LLP will issue an adverse opinion with respect to the effectiveness of Revlon, Inc.'s internal control over financial reporting as of December 31, 2004.

In an effort to immediately address this weakness, management identified and has implemented the following controls during the first quarter of 2005:

•	in order to more accurately estimate sales returns in the future, particularly following a merger, acquisition or consolidation transaction involving our most significant customers, the Company's sales force will provide inventory and point of sale information for each of the customers involved in the transaction; it is intended that this information will provide a base line to better estimate sales returns;

•	the Company will analyze individually inventory and/or point of sale information that are maintained on different systems during the period following a transaction and will separately estimate returns for each of the customers; and

•	the Company will prepare a reconciliation between the inventory and point of sale information for each of the customers involved in the transaction and the sales return estimate for the customer after giving effect to the consolidation.

The Company is continuing to evaluate additional controls and procedures in order to remediate the material weakness. Such additional procedures may include enhanced procedures related to the review and validation of data used in determining its sales return reserves. We believe that these actions, including the steps outlined above and the Company's continuing evaluation of additional controls and procedures, will strengthen our internal control over financial reporting and address the material weakness relating to the procedures concerning our calculation of sales return reserves.

We have discussed this material weakness and these corrective actions and future plans with the Audit Committee and KPMG LLP. Currently, Revlon, Inc. is not aware of any material weaknesses in its internal control over financial reporting, other than as described above under this section entitled Management's Annual Report on Internal Control Over Financial Reporting. There can be no assurance that, as a result of Revlon, Inc.'s ongoing evaluation of internal control over financial reporting, it will not identify additional significant deficiencies, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses or that such evaluation will be completed by the end of the 45-day extension period.

(c)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above under Management's Annual Report on Internal Control Over Financial Reporting, the Company has determined that an identified significant deficiency in the Company's internal control over financial reporting is considered to be a "material weakness" and the Company has made changes to its internal control over financial reporting during the first quarter of 2005 as part of its steps to remediate such weakness.

Item 9B.    Other Information

At a meeting on March 7, 2005, the Compensation and Stock Plan Committee of the Board of Directors of Revlon, Inc. determined the extent to which objective, performance-based criteria established in early 2004 by the Compensation and Stock Plan Committee in respect of 2004 had been satisfied, and approved partial cash bonus payouts under the Company's Executive Bonus Plan in place during 2004 based on the final results for 2004. Information regarding cash bonus payments for 2004 to Named Executive Officers (as defined below) of the Company is set forth in The Summary Compensation Table in Part III, Item 11. (Executive Compensation) of this Form 10-K.

On March 7, 2005, the Company entered into a Second Amendment (the ‘‘Second Amendment’’) to the 2004 Investment Agreement with MacAndrews & Forbes pursuant to which the parties accelerated from March 31, 2006 to October 31, 2006 MacAndrews & Forbes' obligation under the 2004 Investment Agreement to back-stop a $109.7 equity offering to be conducted by Revlon, Inc. if Products Corporation has not as of October 31, 2005 refinanced the 8 1/8% Senior Notes and Revlon, Inc. conducts an equity offering to effect such refinancing. For a description of the material terms of the 2004 Investment Agreement and the Second Amendment, see "Part I, Item 1—Recent Developments" and ‘‘Part III,

Item 13 — Certain Relationships and Related Transactions — Debt Reduction Transactions and Related Agreements — Certain Agreements Relating to the Debt Reduction Transactions — 2004 Investment Agreement.’’ A copy of the Second Amendment is attached to this Form 10-K as Exhibit 10.31 and the terms of the Second Amendment are incorporated herein by reference.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2004, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, visions, projections, forecasts, plans, strategies, beliefs, intent, opportunities, drivers, destinations and expectations of the Company’s management. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that its plan is proving effective and that it has strengthened its organizational capability (and its expectation to continue to do so in 2005) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities, weak economic conditions, category weakness and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the charges and the cash costs resulting from implementing and refining the Company's plan and the timing of such costs, including the Company's belief that the continued implementation and refinement to its plan could include taking advantage of opportunities to reposition, repackage and/or reformulate one or more of its brands or product lines and/or launching new brands or product lines and/or further refining its approach to retail merchandising, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against opportunities and the Company's expectation that it will complete its advertising review in the first quarter of 2005;

(iv)	the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including the Company's plans to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term, by refining and adding to its plan, such as developing and implementing the Company's productivity initiatives, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with improved operating margins;

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, the Company's plan to transition its European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K, and its expectation that such transition will not result in any disruption to its supply chain;

(viii)	the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions;

(ix)	the Company's plans to strengthen its balance sheet and capital structure, including its plans to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in the first quarter of 2005 and Products Corporation’s 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans, if Products Corporation does not refinance the 8 1/8% Senior Notes in the first quarter of 2005, to refinance such notes with the proceeds of a debt or equity offering to be conducted by Revlon, Inc., by October 31, 2005 and, absent any such equity offering Revlon, Inc.'s plans to conduct further rights and equity offerings in the amount of approximately $110 by the end of March 2006, the net proceeds of which would be transferred to Products Corporation to reduce its debt;

(x)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xi)	operating revenues, cash on hand and availability of borrowings under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit being sufficient to satisfy the Company's operating expenses in 2005, including cash requirements referred to in item (xiii) below;

(xii)	the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation);

(xiii)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditures, restructuring programs, debt service payments and regularly scheduled pension contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans, debt service payments (including payments required under Products Corporation's debt instruments) and charges in connection with the Company's growth plan;

(xiv)	matters concerning the Company's market-risk sensitive instruments;

(xv)	the effects of the Company's adoption of certain accounting principles;

(xvi)	the Company's estimates of the amount of U.S. federal net operating losses and the alternative minimum tax losses available to the Company;

(xvii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing and reducing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable; and

(xviii)	Revlon, Inc.’s plans to include its management report on the Company’s internal control over financial reporting and the independent registered public accountant’s attestation on management’s report in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order in SEC Release No. 50754 and its belief that the measures it has taken to date, or any future measures, to remediate the material weakness that it identified in its internal control over financial reporting will prove effective and that it will successfully complete the remediation.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects,"

"forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2004 and Current Reports on Form 8-K filed with the Commission in 2004 and 2005 (which, among other places, can be found on the Commission's website at http://www.sec.gov, as well as on the Company's website at www.revloninc.com). The information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, changes in consumer purchasing habits, including with respect to shopping channels, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions, military actions, terrorist activities, consumer purchasing habits, including with respect to shopping channels, and in trade, monetary, fiscal and tax policies in international markets;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, arising from any repositioning, repackaging and/or reformulating of one or more of the Company's brands or product lines and/or launching of new brands or product lines and/or further refining its approach to retail merchandising or difficulties or delays in completing its advertising review during the first quarter of 2005;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the stabilization and growth phase of its plan, which could affect the Company's ability to increase revenues and achieve profitability over the long term, as well as difficulties, delays or unanticipated costs related to the Company's actions to refine and add to its plan, such as developing and implementing the Company's productivity initiatives, which could affect the Company's ability to achieve its objective of balancing top-line growth with improved operating margins;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to transition European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K.;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions;

(ix)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in the first quarter of 2005 and Products Corporation’s 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and the Company's plans, if Products Corporation does not refinance the 8 1/8% Senior Notes in the first quarter of 2005, to refinance such notes with the proceeds of a debt or equity offering to be conducted by Revlon, Inc. by October 31, 2005 and, absent any such equity offering, Revlon, Inc.’s plans to conduct further rights and equity offerings to reduce Products Corporation's debt in the amount of approximately $110 by the end of March 2006, as well as the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for Products Corporation’s indebtedness and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions;

(x)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xi)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xii)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit;

(xiii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions, growth plan charges or debt service payments;

(xiv)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xv)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xvi)	lower than expected U.S. federal net operating losses, CNOLs or alternative minimum tax losses available to the Company;

(xvii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xviii)	difficulties, delays or unanticipated internal control deficiencies or weaknesses that could affect Revlon Inc.’s plans as to its management report on its internal control over financial reporting and the independent registered public accountant’s attestation on management’s report in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order in SEC Release No. 50754, if the measures taken by Revlon, Inc. to date, or any future measures, to remediate the material weakness that it identified in its internal control over financial reporting prove to be ineffective or difficulties or delays in completing the remediation.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III INFORMATION

(Dollars in Part III are actual dollars, not millions)

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the Directors and executive officers of the Company as of December 31, 2004. Each Director holds office until his successor is duly elected and qualified or until his resignation or removal, if earlier.

Name	Position
Ronald O. Perelman	Chairman of the Board and Director
Jack L. Stahl	President, Chief Executive Officer and Director
Alan S. Bernikow	Director
Paul J. Bohan	Director
Donald G. Drapkin	Director
Professor Meyer Feldberg	Director
Howard Gittis	Director
Edward J. Landau	Director
Linda Gosden Robinson	Director
Kenneth L. Wolfe	Director

The name, age (as of December 31, 2004), principal occupation for the last five years, selected biographical information and period of service as a director of the Company of each of the Directors are set forth below:

Mr. Perelman (61) has been Chairman of the Board of Directors of Revlon, Inc. and of Products Corporation since June 1998 and a Director of Revlon, Inc. and of Products Corporation since their respective formations in 1992. Mr. Perelman has been Chairman of the Board of Managers, Manager and Chief Executive Officer of REV Holdings, which files reports pursuant to the Exchange Act, since December 2002. He was Chief Executive Officer of REV Holdings Inc. (the predecessor of REV Holdings) since 1997 and Chairman of its Board of Directors from 1993 through December 2002. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes and various of its affiliates since 1980. Mr. Perelman served as Chairman of the Board of Directors of Panavision Inc. ("Panavision") until September 2003 and thereafter began service as Co-Chairman. Mr. Perelman is also a Director (or member of the Board of Managers, as applicable) of the following companies which are required to file reports pursuant to the Exchange Act: Allied Security Holdings LLC ("Allied Security"), M&F Worldwide Corp. ("M&F Worldwide"), Panavision and Scientific Games Corporation ("Scientific Games").

Mr. Stahl (51) has been President and Chief Executive Officer of Revlon, Inc. and Products Corporation since February 2002 and a Director of Revlon, Inc. and Products Corporation since March 2002. Mr. Stahl served as President and Chief Operating Officer of The Coca-Cola Company ("Coca-Cola") from February 2000 to March 2001. Prior to that, Mr. Stahl held various senior executive positions at Coca-Cola where he began his career in 1979. Mr. Stahl is also a Director of the Cosmetic, Toiletry, and Fragrance Association, Vice Chairman of the Board of the United Negro College Fund and is a member of the Board of Governors of the Boys & Girls Clubs of America.

Mr. Bernikow (64) has been a Director of Revlon, Inc. and Products Corporation since September 2003. Prior to his retirement in May 2003, Mr. Bernikow served as the Deputy Chief Executive Officer of Deloitte & Touche LLP ("D&T") since 1998. Prior to that, Mr. Bernikow held various senior executive positions at D&T and various of its predecessor companies, which he joined in 1966. Mr. Bernikow also serves as a Director and as a member of the Audit Committee of Casual Male Retail Group, Inc. and as a Director and as Chairman of the Audit Committee of Mack-Cali Realty Corporation, each of which are required to file reports pursuant to the Exchange Act.

Mr. Bohan (59) has been a Director of Revlon, Inc. since March 2004. Prior to his retirement in February 2001, Mr. Bohan was a Managing Director in a high-yield bond sales group of Salomon Smith

Barney, a unit of Citigroup Inc., a global financial services holding company, having joined Salomon Smith Barney in 1980. Mr. Bohan currently serves as a member of the Board of Directors of Arena Brands, Inc. and Haynes International, Inc., which are both privately-held companies, and of the Board of Directors of The New York Police & Fire Widows' & Children's Benefit Fund. In addition, Mr. Bohan serves on the audit committee of The New York Police & Fire Widows' & Children's Benefit Fund.

Mr. Drapkin (56) has been a Director of Revlon, Inc. and of Products Corporation since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin is also a Director (or member of the Board of Managers, as applicable) of the following companies which are required to file reports pursuant to the Exchange Act: Allied Security, Anthracite Capital, Inc., Nephros Inc., Playboy Enterprises, Inc. and SIGA Technologies, Inc.

Professor Feldberg (62) has been a Director of Revlon, Inc. since February 1997. Professor Feldberg has been the Dean Emeritus and Sanford Bernstein Professor of Leadership and Ethics at Columbia Business School since July 1, 2004, and was the Dean of Columbia Business School, New York City, from July 1989 to June 2004. Professor Feldberg is also a Director of the following companies which are required to file reports pursuant to the Exchange Act: Federated Department Stores, Inc., PRIMEDIA Inc. and Sappi Limited. In addition, Professor Feldberg is also a director or trustee of certain registered investment companies for which UBS Global Asset Management (U.S.) Inc. (formerly known as Brinson Advisors, Inc.), a wholly-owned subsidiary of UBS AG, or one of its affiliates serves as investment advisor, sub-advisor or manager, and a director of registered investment companies for which UBS Financial Services Inc. or one of its affiliates serves as investment advisor, administrator or manager (collectively, the "UBS Funds"). In addition to being a member of Revlon, Inc.'s Audit Committee, Professor Feldberg is also an audit committee member of PRIMEDIA Inc. and is a member of the audit committees of the UBS Funds.

Mr. Gittis (70) has been a Director of Revlon, Inc. since its formation in 1992. Mr. Gittis was a Director of, and served as the Vice Chairman of, Products Corporation from June 2002 through March 2004. Mr. Gittis was Vice Chairman of the Board of Managers and Manager of REV Holdings, which files reports pursuant to the Exchange Act, from December 2002 until March 2004. He was a Director of REV Holdings Inc. (the predecessor of REV Holdings) from its formation in 1993 through December 2002 and Vice Chairman of its Board of Directors from March 1997 through December 2002. He has been Vice Chairman of the Board of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is Chairman of the Board, President and Chief Executive Officer of M & F Worldwide. Mr. Gittis is also a Director of the following companies which are required to file reports pursuant to the Exchange Act: Jones Apparel Group, Inc., Panavision and Scientific Games.

Mr. Landau (74) has been a Director of Revlon, Inc. since June 1996. Prior to his retirement in February 2003, Mr. Landau was Of Counsel at the law firm of Wolf, Block, Schorr and Solis-Cohen LLP ("Wolf, Block") since February 1998, and was a Senior Partner of Lowenthal, Landau, Fischer & Bring, P.C., a predecessor to such firm, for more than five years prior to that date. He has been a Director of Products Corporation since June 1992.

Ms. Robinson (51) has been a Director of Revlon, Inc. since June 1996. Ms. Robinson has been Chairman of Robinson, Lerer & Montgomery, LLC, a New York City strategic communications consulting firm ("RLM"), since May 1996. Ms. Robinson was Chief Executive Officer of RLM from May 1996 until January 2002. In March 2000, RLM was acquired by Young & Rubicam Inc. ("Y&R") and Ms. Robinson has served as Vice Chairman of Y&R since March 2000. In October 2000, Y&R was acquired by the WPP Group plc ("WPP"). For more than five years prior to May 1996, she was Chairman of the Board and Chief Executive Officer of Robinson Lerer Sawyer Miller Group, or its predecessors. Ms. Robinson also serves as a Director of Black Rock, Inc., which is required to file reports pursuant to the Exchange Act.

Mr. Wolfe (65) has been a Director of Revlon, Inc. since March 2004. Mr. Wolfe served as Chairman and Chief Executive Officer of Hershey Foods Corporation ("Hershey") from 1994 until his retirement in December 2001. Mr. Wolfe joined Hershey in 1967 and held various executive positions, including

President and Chief Operating Officer, before being appointed its Chairman and Chief Executive Officer. Mr. Wolfe is also a Director and Chairman of the audit committees of the following companies which are required to file reports pursuant to the Exchange Act: Adelphia Communications Corporation and Bausch & Lomb Incorporated. Since January 1, 2005, Mr. Wolfe has served as a member of the Board of Trustees of various mutual funds managed by Fidelity.

Executive Officers

The following table sets forth each of the executive officers of Revlon, Inc. as of December 31, 2004, except for Mr. Kretzman who became an executive officer effective in March 2005:

Name	Position
Jack L. Stahl	President and Chief Executive Officer
Thomas E. McGuire	Executive Vice President and Chief Financial Officer
Douglas H. Greeff	Former Executive Vice President – Strategic Finance
Robert K. Kretzman	Executive Vice President, Chief Legal Officer, General Counsel and Secretary

The following sets forth the ages, positions held with Revlon, Inc. and selected biographical information for the executive officers of Revlon, Inc., in each case as of December 31, 2004:

Mr. Stahl (51) has been President and Chief Executive Officer of Revlon, Inc. and Products Corporation since February 2002 and a Director of Revlon, Inc. and Products Corporation since March 2002. Mr. Stahl served as President and Chief Operating Officer of Coca-Cola from February 2000 to March 2001. Prior to that, Mr. Stahl held various senior executive positions at Coca-Cola where he began his career in 1979. Mr. Stahl is also a Director of the Cosmetic, Toiletry, and Fragrance Association and Vice Chairman of the Board of the United Negro College Fund and is a member of the Board of Governors of the Boys & Girls Clubs of America.

Mr. McGuire (50) has been Executive Vice President and Chief Financial Officer of Revlon, Inc. and Products Corporation since August 2003. Mr. McGuire was the Founder and Chief Executive Officer of Human Capital Formation, LLC from August 2001 until August 2003. Mr. McGuire was the Chief Operating Officer of Zyman Marketing Group from July 2000 until May 2001. From March 1982 until June 2000, Mr. McGuire held various professional staff and senior financial executive positions at Coca-Cola.

Mr. Greeff (47) was Executive Vice President – Strategic Finance of Revlon, Inc. and Products Corporation from August 2003 until February 2005 when he ceased employment with the Company. He also served as Executive Vice President and Chief Financial Officer of Revlon, Inc. and Products Corporation from May 2000 until August 2003. From September 1998 to May 2000, Mr. Greeff was Managing Director, Fixed Income Global Loans, and Co-head of Leverage Finance at Salomon Smith Barney Inc. From January 1994 until August 1998, he was Managing Director, Global Loans and Head of Leverage and Acquisition Finance at Citibank N.A.

Mr. Kretzman (53) has been Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Revlon, Inc. and of Products Corporation since December 2003. Mr. Kretzman served as Senior Vice President, General Counsel and Secretary of Revlon, Inc. and of Products Corporation from January 2000 until December 2003. Prior to becoming General Counsel, Mr. Kretzman served as Senior Vice President, Deputy General Counsel and Secretary from March 1998 to January 2000, as Vice President, Deputy General Counsel and Secretary from January 1997 to March 1998, and as Vice President and Secretary from September 1992 to January 1997. Mr. Kretzman joined the Company in 1988 as Senior Counsel responsible for mergers and acquisitions. Mr. Kretzman has also served as the Company's Chief Compliance Officer since January 2000.

Compensation of Directors

Directors who currently are not receiving compensation as officers or employees of Revlon, Inc. or any of its affiliates ("Non-Employee Directors") are paid an annual retainer fee of $35,000, payable in quarterly installments, and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof that they attend. In May 2004, the Compensation Committee, after due consideration and consultation with Mercer, approved a compensation structure for Revlon, Inc.'s Non-Employee Directors pursuant to which, in addition to annual retainer fees and meeting fees, annual Awards may be made to such directors. Under the program, the Compensation Committee will determine a maximum face value of the annual option grant each year for each director (which face value amount cannot exceed $100,000 in any given year and was set at $75,000 for 2004), and the face value amount is divided by the closing price on the NYSE of Revlon, Inc.'s Class A Common Stock on the date of the grant to determine the number of options to be granted to the director. On May 10, 2004, the Compensation Committee granted each of the Non-Employee Directors options to purchase 22,060 shares of Revlon, Inc.'s Class A Common Stock, which options consist of non-qualified options having a term of seven years, become exercisable as to 25% of the Award on December 31, 2004 and thereafter become cumulatively exercisable in additional 25% increments on each subsequent December 31st, and which have an exercise price equal to $3.40, the per share closing market price on the NYSE of Revlon, Inc.'s Class A Common Stock on the grant date.

In recognition of their increased responsibilities, members of Revlon, Inc.'s Audit Committee are paid an annual Audit Committee retainer fee of $10,000, in addition to the annual retainer fee for Board membership, and a per meeting fee of $1,500 for each meeting of the Audit Committee that they attend.

Messrs. Bernikow and Landau are also non-employee members of the Board of Directors of Products Corporation, Revlon, Inc.'s wholly-owned subsidiary, for which they are paid an annual retainer fee of $25,000 per annum and a meeting fee of $1,000 for each meeting of the Board of Directors of Products Corporation that they attend.

Audit Committee and Audit Committee Financial Expert

Revlon, Inc.'s Board of Directors has determined that Revlon, Inc.'s Audit Committee, consisting of Linda Gosden Robinson, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg and Edward J. Landau, has at least one "audit committee financial expert". The Board determined that Alan S. Bernikow, based upon his experience, training and education, qualifies as an audit committee financial expert in that he has (a) an understanding of generally accepted accounting principles ("GAAP") and financial statements; (b) the ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements as well as experience actively supervising one or more persons engaged in such activities; (d) an understanding of internal controls and procedures for financial reporting; and (e) an understanding of audit committee functions. For certain biographical data concerning Mr. Bernikow, see Item 10, "Directors and Executive Officers of the Registrant". The Board further determined that Mr. Bernikow and the other members of the Audit Committee are independent of management pursuant to applicable SEC rules and NYSE listing standards regarding the independence of board and audit committee members, including the independence principles set forth in the Revlon, Inc. Board Guidelines for Assessing Director Independence, which are posted on the Company's website at www.revloninc.com.

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

Item 11. Executive Compensation

The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 2004 and the four most highly paid executive officers (see footnote (a) below), other than the Chief Executive Officer, who served as executive officers of the Company during 2004 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during such periods.

Summary Compensation Table

		Annual Compensation (a)			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($) (b)	Securities Underlying Options	All Other Compensation ($)
Jack L. Stahl	2004	1,300,000	455,000	95,677	8,181,000	5,520,000	173,631
President and Chief	2003	1,300,000	—	103,244	—	100,000	173,277
Executive Officer (c)	2002	1,125,000	1,300,000	82,999	3,820,000	400,000	3,966,746
Thomas E. McGuire	2004	500,000	735,000	88,973	590,850	995,000	128,631
Executive Vice President and Chief Financial Officer (d)	2003	182,692	—	18,678	150,500	100,000	25,224
Douglas H. Greeff	2004	889,817	313,980	15,529	—	—	1,009,264
Former Executive	2003	884,833	190,720	13,820	—	—	14,056
Vice President – Strategic Finance (e)	2002	811,365	600,960	16,670	226,800	75,000	8,974

(a)	The amounts shown in Annual Compensation for 2004, 2003 and 2002 reflect salary, bonus and other annual compensation (including, as required to be disclosed in accordance with Item 402 of Regulation S-K promulgated under the Exchange Act, perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. For the periods reported, the Company had an Executive Bonus Plan in which executives participated (including Messrs. Stahl, McGuire and Greeff) (see "— Employment Agreements and Termination of Employment Arrangements"). The Executive Bonus Plan provided for payment of cash compensation upon the achievement of predetermined business and personal performance objectives during the calendar year that are established by the Compensation Committee, except that in respect of 2003, as a result of the non-attainment of bonus objectives for that year, the Compensation Committee determined that no bonuses would be payable under the Executive Bonus Plan or any other incentive compensation plan of the Company for that year. In addition, no salary increases were provided in 2004 and the Company's bonus plan target for 2004 was set at 50% of the regular bonus target. For 2004, the Company is reporting the compensation of Messrs. Stahl, McGuire and Greeff, its only executive officers during 2004. In February 2005, Mr. Greeff, the Company's former Executive Vice President – Strategic Finance, ceased employment with the Company.

(b)	See footnotes (c), (d) and (e) below for information concerning the number, value and vesting schedules on restricted stock awards to the Named Executive Officers under the Stock Plan. The options granted to Named Executive Officers during 2004 pursuant to the Stock Plan are discussed below under "Option Grants in the Last Fiscal Year."

(c)	Mr. Stahl became President and Chief Executive Officer of the Company during February 2002. In March 2005, Mr. Stahl will receive a bonus of $455,000 in respect of 2004 pursuant to the terms of the Executive Bonus Plan, and based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2004 by the Compensation Committee. The amount shown for Mr. Stahl under Other Annual Compensation for 2004 includes $95,677 in respect of gross ups for taxes on imputed income arising out of (x) personal use of a Company-provided automobile, (y) premiums paid or reimbursed by the Company in respect of life insurance and (z) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement, as amended. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. Stahl's compensation for

2004 also included (i) $21,188 in respect of use of a Company-provided automobile, (ii) $11,886 in Company-paid contributions under the Company's Executive Medical Plan, and (iii) $8,500 for tax preparation expenses in 2004. The amount shown under All Other Compensation for 2004 reflects (i) $16,513 in respect of life insurance premiums, (ii) $135,968 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibitions on loans to executive officers) to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (see "— Employment Agreements and Termination of Employment Arrangements"), (iii) $6,150 in respect of matching contributions under the Revlon Employees Savings, Investment and Profit Sharing Plan (a 401(k) savings plan and, as amended and restated from time to time, the "Savings Plan"), and (iv) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees. On April 14, 2004, Mr. Stahl was awarded a grant of 2,700,000 shares of restricted stock under the Stock Plan. The value of the restricted stock Awards granted to Mr. Stahl on April 14, 2004 as reflected in the table is based on the $3.03 per share closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on the grant date. The value of these restricted stock Awards as of December 31, 2004 was $6,210,000, based on a per share price of $2.30, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2004. Provided Mr. Stahl remains continuously employed by the Company, or if he is terminated by the Company without "cause" or if he terminates his employment for "good reason" (as each such term is described in Mr. Stahl's employment agreement, as amended), his 2004 restricted stock Award will vest in one-third increments beginning on April 14, 2005 and thereafter as to an additional one-third on each subsequent anniversary of the grant date. No dividends will be paid on unvested restricted stock granted to Mr. Stahl in 2004.

The amount shown for Mr. Stahl under Other Annual Compensation for 2003 includes $103,244 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance and (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement, as amended. The amount shown under All Other Compensation for 2003 reflects (i) $16,309 in respect of life insurance premiums, (ii) $135,968 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (see "— Employment Agreements and Termination of Employment Arrangements"), (iii) $6,000 in respect of matching contributions under the Savings Plan and (iv) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees.

Mr. Stahl received a guaranteed bonus of $1,300,000 in respect of 2002 pursuant to the terms of his employment agreement. The amount shown for Mr. Stahl under Other Annual Compensation for 2002 includes $82,999 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance, (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement and (iv) relocation expenses paid or reimbursed by the Company in 2002. The amount shown under All Other Compensation for 2002 reflects (i) $7,350 in Company-paid relocation expenses, (ii) $13,081 in respect of life insurance premiums, (iii) $79,315 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (see "— Employment Agreements and Termination of Employment Arrangements"), (iv) $6,000 in respect of matching contributions under the Savings Plan, (v) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees and (vi) $3,846,000 for imputed income in connection with receipt of an Award of restricted stock reflected in the Summary Compensation Table as to which he made an election pursuant to Section 83(b) of the Internal Revenue Code of 1986 (as amended, the "Code").

On February 17, 2002 (the "2002 Stahl Grant Date"), Mr. Stahl was awarded a grant of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Revlon, Inc. 2002 Supplemental Stock Plan (the "Supplemental Stock Plan"). The value of the restricted stock Awards granted to Mr. Stahl on the 2002 Stahl Grant Date as reflected in the table is based on the $3.82 per share closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on the 2002 Stahl Grant Date. The value of these restricted stock Awards as of December 31, 2004 was $2,300,000, based on a per share price of $2.30, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2004. Provided Mr. Stahl remains continuously employed by the Company, or if he is terminated by the Company without "cause" or if he terminates his employment for "good reason" (as each such term is described in Mr. Stahl's employment agreement, as amended), his 2002 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Stahl's restricted stock Award will vest until the second anniversary of the 2002 Stahl Grant Date, unless such 20-day average closing price has equaled or exceeded $25.00 per share, (ii) all of the shares of restricted stock awarded to Mr. Stahl will vest immediately in the event of a "change in control" as defined in Mr. Stahl's restricted stock agreement and (iii) on the second and fourth anniversaries of the 2002 Stahl Grant Date, restrictions shall lapse as to an additional 250,000 shares of such restricted stock and on the fifth anniversary of the 2002 Stahl Grant Date, restrictions shall lapse as to 500,000 shares of such restricted stock as to which restrictions had not previously lapsed. In accordance with the terms of the grant, on June 18, 2004, the second anniversary of the 2002 Stahl Grant Date, restrictions lapsed as to 250,000 shares of Mr. Stahl's restricted stock award. In the event that, prior to the fifth anniversary of the 2002 Stahl Grant Date, and subject to clause (ii) of the prior sentence, Mr. Stahl's employment with the Company terminates as a result of Mr. Stahl's "disability" (as such term is defined or described in Mr. Stahl's employment agreement, as amended), restrictions shall lapse with respect to an additional number of shares of restricted stock, if any, such that the aggregate number of shares of restricted stock as to which restrictions shall have lapsed will equal the greater of (i) 250,000 and (ii) the product of (X) 1,000,000 and (Y) a fraction, the numerator of which is the number of full calendar months during which Mr. Stahl was employed after the 2002 Stahl Grant Date (disregarding service prior to March 1, 2002) and the denominator of which is 60. In addition, if Mr. Stahl's employment is terminated by Mr. Stahl for "good reason" or is terminated by the Company other than for "cause" or "disability" (as each such term is defined or described in Mr. Stahl's employment agreement, as amended) during the 120-day period immediately preceding the date of a "change in control" (as defined in Mr. Stahl's restricted stock agreement), then the shares of restricted stock previously forfeited upon such termination of employment will be reinstated and the restrictions relating thereto will lapse and such shares will be deemed fully vested as of the date of the change in control. In the event that cash or any in-kind distributions are made in respect of Revlon, Inc.'s Common Stock prior to the lapse of the restrictions relating to any of Mr. Stahl's restricted stock granted to Mr. Stahl on the 2002 Stahl Grant Date as to which the restrictions have not lapsed, such dividends will be held by the Company and paid to Mr. Stahl when, and if, the restrictions on such restricted stock lapse.

Mr. Stahl's employment agreement was amended on December 17, 2004 to provide for continued vesting of equity awards previously granted to Mr. Stahl in the event that he is terminated by the Company without "cause" or if Mr. Stahl shall terminate his employment for "good reason" (as each such term is defined or described in Mr. Stahl's employment agreement, as amended). Specifically, as described above, in the event that Mr. Stahl is terminated without "cause" or if he terminates his employment for "good reason," the stock option awards granted to Mr. Stahl by the Company on February 17, 2002, May 19, 2003 and April 14, 2004, and the restricted stock awards granted to Mr. Stahl on February 17, 2002 and April 14, 2004, shall continue to vest in accordance with their terms as if Mr. Stahl's employment had not been terminated and he had remained employed by the Company, and those stock option awards shall remain exercisable until the later of (i) one year after such existing option award becomes 100% fully vested and exercisable or (ii) 18 months following Mr. Stahl's termination of employment, but in no event beyond the original option term of each such award.

(d)	Mr. McGuire became Executive Vice President and Chief Financial Officer of the Company during August 2003. In March 2005, Mr. McGuire will receive a bonus of $135,000 in respect of 2004 pursuant to the terms of the Executive Bonus Plan, $70,875 of which will be based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2004 by the Compensation Committee and $64,125 of which will be a discretionary bonus approved by the Compensation Committee in recognition of, among other things, Mr. McGuire's significant contributions to the Company's refinancing activities during 2004. In addition, pursuant to the terms of his employment agreement, in January 2005 Mr. McGuire received a $600,000 retention incentive in respect of 2004, intended to assist him towards funding the purchase of a home in the New York metropolitan area (see "— Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. McGuire under Other Annual Compensation for 2004 includes $88,973 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 2004. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. McGuire's compensation for 2004 also included $15,000 in respect of a cash car allowance. The amount shown under All Other Compensation for 2004 reflects (i) $119,835 in Company-paid expenses for temporary corporate housing and travel to and from Atlanta pending his relocation to the New York metropolitan area and (ii) $2,546 in respect of life insurance premiums. On April 14, 2004, Mr. McGuire was awarded a grant of 195,000 shares of restricted stock under the Stock Plan. The value of the restricted stock Awards granted to Mr. McGuire on April 14, 2004 as reflected in the table is based on the $3.03 per share closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on that date. The value of these restricted stock Awards as of December 31, 2004 was $448,500, based on a per share price of $2.30, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2004. Provided Mr. McGuire remains continuously employed by the Company, his 2004 restricted stock Award will vest in one-third increments beginning on April 14, 2005 and thereafter as to an additional one-third on each subsequent anniversary of the grant date. No dividends will be paid on the unvested restricted stock granted to Mr. McGuire in 2004.

On August 18, 2003 (the "2003 McGuire Grant Date"), Mr. McGuire was awarded 50,000 shares of restricted stock under the Stock Plan. The value of the restricted stock Awards granted to Mr. McGuire on the 2003 McGuire Grant Date as reflected in the table is based on the $3.01 per share closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on the 2003 McGuire Grant Date. The value of these restricted stock Awards as of December 31, 2004 was $115,000, based on a per share price of $2.30, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2004. The amount shown for Mr. McGuire under Other Annual Compensation for 2003 includes $18,678 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 2003. The amount shown under All Other Compensation for 2003 reflects (i) $24,732 in Company-paid relocation expenses and (ii) $492 in respect of premiums under the Company's basic life insurance program. Provided Mr. McGuire remains continuously employed by the Company, his 2003 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. McGuire's 2003 restricted stock Award will vest until the second anniversary of the 2003 McGuire Grant Date, (ii) all of the shares of restricted stock awarded to Mr. McGuire in 2003 will vest immediately in the event of a "change in control" (as defined in Mr. McGuire's restricted stock agreement) and (iii) all of the shares of restricted stock granted to Mr. McGuire in 2003 that have not previously vested will fully vest on the third anniversary of the 2003 McGuire Grant Date. No dividends will be paid on the unvested restricted stock granted to Mr. McGuire in 2003.

(e)	Mr. Greeff served as Executive Vice President and Chief Financial Officer of the Company during all of 2002 and until August 2003, when he became Executive Vice President – Strategic Finance of the Company. In February 2005, Mr. Greeff ceased employment with the Company. In March 2005, Mr. Greeff will receive a bonus of $133,500 in respect of 2004 pursuant to the terms of the Executive Bonus Plan, and based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2004 by the Compensation Committee. In 2004, Mr. Greeff also received a bonus of $180,480 pursuant to the terms of his employment agreement, as a special bonus in respect of repayment of a loan made by the Company to Mr. Greeff when he joined the Company in 2000, prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibition on loans to executive officers (the "2000 Loan") (see "— Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. Greeff under Other Annual Compensation for 2004 includes $15,529 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. Greeff's compensation for 2004 also included $21,005 in respect of use of a Company-provided automobile and $11,886 in Company-paid contributions under the Company's Executive Medical Plan in 2004. The amount shown for Mr. Greeff under All Other Compensation for 2004 reflects (i) $3,114 in respect of life insurance premiums, (ii) $6,150 in respect of matching contributions under the Savings Plan and (iii) $1,000,000 to be paid in March 2005 pursuant to the terms of Mr. Greeff's employment agreement and the Greeff Separation Agreement (as defined below), based upon the completion of objectives relating to the successful completion of the Revlon Exchange Transactions and the refinancing of Products Corporation's 2001 Credit Agreement with the 2004 Credit Agreement during 2004. (see "— Employment Agreements and Termination of Employment Arrangements").

In 2003, Mr. Greeff received a bonus of $190,720 pursuant to the terms of his employment agreement as a special bonus in respect of repayment of the 2000 Loan (see "— Employment Agreements and Termination of Employment Arrangements"). The amount shown for Mr. Greeff under Other Annual Compensation for 2003 includes $13,820 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown for Mr. Greeff under All Other Compensation for 2003 reflects (i) $3,056 in respect of life insurance premiums, (ii) $6,000 in respect of matching contributions under the Savings Plan and (iii) $5,000 in respect of reimbursement of expenses in connection with an amendment of Mr. Greeff's employment agreement.

In 2002, Mr. Greeff received a bonus of $600,960, of which $200,960 was paid pursuant to the terms of his employment agreement as a special bonus in respect of repayment of the 2000 Loan (see "— Employment Agreements and Termination of Employment Arrangements") and the balance of $400,000 was a discretionary bonus paid in respect of 2002 pursuant to the Executive Bonus Plan. The amount shown for Mr. Greeff under Other Annual Compensation for 2002 includes $16,670 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. The amount shown under All Other Compensation for 2002 reflects (i) $2,974 in respect of life insurance premiums and (ii) $6,000 in respect of matching contributions under the Savings Plan. On September 17, 2002 (the "2002 Greeff Grant Date"), Mr. Greeff was awarded a grant of 60,000 shares of restricted stock under the Stock Plan. The value of the restricted stock Awards granted to Mr. Greeff on the 2002 Greeff Grant Date as reflected in the table is based on the $3.78 per share closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on the 2002 Greeff Grant Date. The value of these restricted stock Awards as of December 31, 2004 was $138,000, based on a per share price of $2.30, the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2004. As provided in the Greeff Separation Agreement (as defined below), Mr. Greeff's 2002 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Revlon, Inc.'s Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. Greeff's 2002 restricted stock Award will vest until the second anniversary of the 2002 Greeff Grant Date, (ii) all of the shares of restricted stock awarded to Mr. Greeff in 2002 will vest immediately in the event of a "change in control" (as defined in Mr. Greeff's restricted stock agreement) and (iii) all of the shares of restricted stock granted to Mr. Greeff in 2002 which have not previously vested will fully vest on the third anniversary of the 2002 Greeff Grant Date. No dividends will be paid on the unvested restricted stock granted to Mr. Greeff in 2002.

Mr. Greeff received a bonus of $511,200 in respect of 2001, of which $211,200 was paid pursuant to the terms of his employment agreement as a special bonus in respect of repayment of the 2000 Loan (see "— Employment Agreements and Termination of Employment Arrangements") and the balance of $300,000 was paid in respect of 2001 pursuant to the Executive Bonus Plan as a short-term cash bonus in recognition of the Company's successful refinancing of its credit agreement in 2001 (which was subsequently refinanced in July 2004) and issuing Products Corporation's 12% Senior Secured Notes (which were redeemed in full during 2004). $150,000 of Mr. Greeff's bonus in respect of 2001 was paid in 2002 and the remaining $150,000 was paid in 2003.

OPTION GRANTS IN THE LAST FISCAL YEAR

During 2004, the following grants of stock options were made pursuant to the Stock Plan to the Named Executive Officers:

	Individual Grants				Grant Date Value (a)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Jack L. Stahl	5,520,000	22.51%	3.03	4/14/11	11,476,080
Thomas E. McGuire	995,000	4.06%	3.03	4/14/11	2,068,605
Douglas H. Greeff	—	—	—	—	—

The options granted to Messrs. Stahl and McGuire in 2004 under the Stock Plan were awarded on April 14, 2004 and consist of non-qualified options having a term of 7 years. The options vested 25% on December 31, 2004, will continue to vest in additional 25% increments on each December 31st thereafter and will become 100% vested on December 31, 2007. The options have an exercise price equal to $3.03, the per share closing price on the NYSE of Revlon, Inc.'s Class A Common Stock on such grant date, as indicated in the table above.

(a)	Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model as applied used April 14, 2004 with respect to options granted to Messrs. Stahl and McGuire on such date. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present Values: (i) a risk-free rate of return of 3.95%, which was the rate as of April 14, 2004 for the U.S. Treasury Zero Coupon Bond issue with a remaining term similar to the expected term of the options; (ii) stock price volatility of 68.99% based upon the volatility of the stock price of Revlon, Inc.'s Class A Common Stock; (iii) a constant dividend rate of zero percent; and (iv) that the options normally would be exercised seven years from the grant date. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc.'s Class A Common Stock during the applicable period and upon when they are exercised.

AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following chart shows the number of stock options exercised during 2004 and the 2004 year-end value of the stock options held by the Named Executive Officers:

Name	Shares Acquired on Exercise During 2004	Value Realized During 2004	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable at December 31, 2004 (#)	Value of In-The-Money Options at Fiscal Year-End Exercisable/Unexercisable at December 31, 2004 (a) ($)
Jack L. Stahl	—	—	1,405,000/4,615,000	—
Thomas E. McGuire	—	—	273,750/821,250	—
Douglas H. Greeff	—	—	179,167/45,833	—

(a)	Amounts shown represent the difference between the exercise price of the options (exercisable or unexercisable, as the case may be) and the market value of the underlying shares of Revlon, Inc.'s Class A Common Stock at year end, calculated using $2.30, the December 31, 2004 closing price on the NYSE of Revlon, Inc.'s Class A Common Stock. As the closing price of Revlon, Inc.'s Class A Common Stock on December 31, 2004 was less than the exercise price of the stock options referred to in the table above, the options were not in-the-money as of that date and, accordingly, had no value. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Revlon, Inc.'s Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

Employment Agreements and Termination of Employment Arrangements

Each of Messrs. Stahl and McGuire has, and Mr. Greeff had, an executive employment agreement with Products Corporation.

Mr. Stahl's employment agreement, as amended (as so amended, his "employment agreement"), provides that he will serve as President and Chief Executive Officer at a base salary of not less than $1,300,000 per annum, and that he receive a bonus of not less than $1,300,000 in respect of 2002 (which bonus was paid in February 2003) and grants of 1,000,000 shares of restricted stock and 400,000 options upon joining the Company in 2002 (which grants were made on the 2002 Stahl Grant Date). The initial term of Mr. Stahl's employment agreement, as amended, ends on February 16, 2008, provided, however, that at any time on or after February 17, 2005, Products Corporation may terminate Mr. Stahl's employment by 36 months' prior written notice of non-renewal of the agreement.

Mr. Stahl's employment agreement provides for participation in the Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of the Company generally. Mr. Stahl's employment agreement provides for Company-paid supplemental disability insurance and supplemental term life insurance coverage with a death benefit of $10,000,000 during employment. The employment agreement for Mr. Stahl also provides for protection of Company confidential information and includes a non-compete obligation.

Mr. Stahl's employment agreement provides that in the event of termination of the term by Mr. Stahl for "good reason" (as defined in Mr. Stahl's employment agreement), or by the Company (otherwise than for "cause" or "disability" as each such term is defined or described in Mr. Stahl's employment agreement), Mr. Stahl would be entitled, at his election, to severance pursuant to Products Corporation's Executive Severance Policy (see "— Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in such policy, which six-month limit provision would not apply to Mr. Stahl); or continued payments of base salary, continued participation in the Company's life insurance plan (which life insurance coverage is subject to a limit of two years) and medical plans subject to the terms of such plans, and continued Company-paid supplemental term life insurance, in each case through the date occurring 36 months after the date of notice of non-renewal, or in the case of medical plan participation only, until such earlier date on which Mr. Stahl were to become covered by like plans of another company. In addition, Mr. Stahl's employment agreement provides that if he remains employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Stahl's past employers or their affiliates (expressed as a straight life annuity), equals $500,000. If Mr. Stahl's employment were to terminate on or after February 28, 2005 and prior to February 28, 2006, then he would receive 24.99% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 8.33% would accrue as of each February 28th on which Mr. Stahl is still employed (but in no event more than would have been payable to Mr. Stahl under the foregoing provision had he retired at age 60). Mr. Stahl would not receive any supplemental pension benefit and any amounts then being paid for supplemental pension benefits would immediately cease if he were to materially breach his employment agreement or be terminated by the Company for "cause" (as defined in Mr. Stahl's employment agreement). Mr. Stahl's employment agreement provides for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

Mr. Stahl's employment agreement provides that he is entitled to a loan from Products Corporation to satisfy state, local and federal income taxes (including any withholding taxes) incurred by him as a result of his making an election under Section 83(b) of the Code in connection with the 1,000,000 shares of restricted stock which were granted to him by the Company on the 2002 Stahl Grant Date. Mr. Stahl received such loan from Products Corporation in the amount of $1,800,000 in March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibition on loans to executive officers. Interest on such loan is payable at the applicable federal rate required to avoid imputation of income tax liability. The full principal amount of such loan and all accrued interest is due and payable on February 17, 2007 (the fifth anniversary of the 2002 Stahl Grant Date), provided that if Mr. Stahl terminates his employment for "good reason" or the Company terminates him other than for "disability" or "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the outstanding balance of such loan and all accrued interest would be forgiven. Such loan is secured by a pledge of the 1,000,000 shares of restricted stock which were granted to Mr. Stahl on the 2002 Stahl Grant Date and such loan and pledge are evidenced by a Promissory Note and a Pledge Agreement, each dated March 13, 2002. Mr. Stahl's employment agreement also provides that he is entitled to a mortgage loan to cover the purchase of a principal residence in the New York metropolitan area and/or a Manhattan apartment, in the principal amount of $2,000,000, which loan was advanced by Products Corporation to Mr. Stahl on May 20, 2002, prior to the passage of the Sarbanes-Oxley Act of 2002. The principal of the mortgage loan is repayable on a monthly basis during the period from June 1, 2002 through and including May 1, 2032, with interest at the applicable federal rate, with the unpaid principal and accrued and unpaid interest due in full 90 days after Mr. Stahl's employment with the Company terminates, whichever occurs earlier. Pursuant to his employment agreement, Mr. Stahl is entitled to receive additional compensation payable on a monthly basis equal to the amount repaid by him in respect of interest and principal on the mortgage loan, plus a gross up for any taxes resulting from such additional compensation. If during the term of his employment agreement Mr. Stahl terminates his employment for "good reason," or the Company terminates his employment other than for "disability" or "cause" (as each such term is defined or described in Mr. Stahl's employment agreement), the mortgage loan from the Company would be forgiven in its entirety.

Mr. Stahl's employment agreement was amended on December 17, 2004 to extend the term of his agreement to February 16, 2008 and to provide for continued vesting of equity awards previously granted to Mr. Stahl in the event that he is terminated by the Company without "cause" or if Mr. Stahl terminates his employment for "good reason" (as each such term is defined or described in Mr. Stahl's employment agreement). Specifically, in the event that Mr. Stahl was terminated without "cause" or if he terminated his employment for "good reason," the stock option awards granted to Mr. Stahl by the Company on February 17, 2002, May 19, 2003 and April 14, 2004, and the restricted stock awards granted to Mr. Stahl on February 17, 2002 and April 14, 2004, would continue to vest in accordance with their terms as if Mr. Stahl's employment had not been terminated and he had remained employed by the Company, and those stock option awards shall remain exercisable until the later of (i) one year after such existing option award becomes 100% fully vested and exercisable or (ii) 18 months following Mr. Stahl's termination of employment, but in no event beyond the original option term of each such award; provided, however, that in the event of continued vesting of any option awards or restricted stock awards, as described above, the non-solicitation and non-competition covenants in Mr. Stahl's employment agreement shall remain in effect at least until the date that all existing equity awards are fully vested.

Mr. McGuire's employment agreement with Products Corporation, as amended (as so amended, his "employment agreement"), provides that he will serve as Executive Vice President and Chief Financial Officer at a base salary of not less than $500,000 per annum and that he receive a (i) retention incentive of $600,000 to be paid not later than December 31, 2004 (which payment was made on January 13, 2005) intended to assist him in purchasing a home in the New York metropolitan area, and (ii) grant of (A) 50,000 shares of restricted stock in 2003 (which grant was made on the 2003 McGuire Grant Date), (B) 100,000 options in 2003 (which grant was made on the 2003 McGuire Grant Date), (C) 25,000 options in 2004 (which grant was made on April 14, 2004) and (D) 25,000 options in 2005. The term of Mr. McGuire's employment agreement ends on August 17, 2006. During any period that his employment continues after August 17, 2006, Mr. McGuire would be deemed an employee at will and would be eligible for severance under Products Corporation's Executive Severance Policy (see "— Executive Severance Policy"), provided that the Severance Period for Mr. McGuire shall not be less than 24 months.

Mr. McGuire's employment agreement provides for participation in the Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of the Company generally. The employment agreement for Mr. McGuire also provides for protection of Company confidential information and includes a non-compete obligation.

Mr. McGuire's employment agreement provides that in the event of termination of the term by Mr. McGuire for material breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option or restricted stock grants to be provided under his employment agreement, or by the Company (otherwise than for "cause" as defined in Mr. McGuire's employment agreement or disability), Mr. McGuire would be entitled, at his election, to severance pursuant to the Executive Severance Policy (see "— Executive Severance Policy") (provided that the Severance Period for Mr. McGuire shall not be less than 24 months) or continued payments of base salary through August 17, 2006 and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans, subject to the terms of such plans through August 17, 2006 or until Mr. McGuire were covered by like plans of another company.

Mr. McGuire's original employment agreement provided that Mr. McGuire was eligible for certain relocation and retention benefits with the expectation that he would sell his home in Atlanta by August 18, 2004 and complete his relocation to New York by October 18, 2004. Due to the significant time that Mr. McGuire spent on the Company's refinancing activities during 2004, which did not permit Mr. McGuire to pursue his relocation, the employment agreement was amended in December 2004 to allow Mr. McGuire until August 18, 2005 to sell his home in Atlanta, until October 18, 2005 to complete his relocation to the New York metropolitan area and to extend the period that Products Corporation's would provide him with reasonable corporate housing until December 31, 2004.

Mr. Greeff ceased employment with the Company during February 2005 pursuant to the terms of a separation agreement between Products Corporation and Mr. Greeff, dated as of February 18, 2005 (the "Greeff Separation Agreement"). Under the Greeff Separation Agreement, Mr. Greeff will receive severance pay and benefits substantially in accordance with the terms provided in his employment agreement with Products Corporation, as amended (as so amended, his "employment agreement"). Mr. Greeff's employment agreement had provided that he would serve as Executive Vice President – Strategic Finance at a base salary of not less than $650,000 per annum and that he would receive a grant of (i) 50,000 shares of restricted stock in 2001 (which grant was made on June 18, 2001), (ii) 50,000 options in 2001 (which grant was made on March 26, 2001) and (iii) 50,000 options in 2002 (which grant was made on February 15, 2002). Mr. Greeff's employment agreement provided for participation in the Executive Bonus Plan and other executive benefit plans on a basis equivalent to other senior executives of the Company generally and for Company-paid supplemental disability insurance. The employment agreement for Mr. Greeff also provided for protection of Company confidential information and included a non-compete obligation.

Mr. Greeff's employment agreement provided that in the event of termination of the term by Mr. Greeff for breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option grants, or by the Company prior to December 31, 2006 (otherwise than for "cause" as defined in Mr. Greeff's employment agreement or disability), Mr. Greeff would be entitled, at his election, to 24 months severance pay pursuant to the Executive Severance Policy (see "— Executive Severance Policy") (other than the six-month limit on lump sum payments provided for in the Executive Severance Policy, which six-month limit provision would not apply to Mr. Greeff) or continued payments of base salary through December 31, 2006 and continued participation in the Company's life insurance plan (which life insurance coverage is subject to a limit of two years) and medical plans, subject to the terms of such plans through December 31, 2006 or until Mr. Greeff were covered by like plans of another company, and continued Company-paid supplemental disability insurance. In addition, Mr. Greeff's employment agreement provided that if he remained employed by Products Corporation or its affiliates until age 62, then upon any subsequent retirement he would have been entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Greeff's past employers or their affiliates (expressed as a straight life annuity), equaled $400,000. His employment agreement also provided that if Mr. Greeff's employment were to terminate on or after December 31, 2003 and prior to December 31, 2004, then he would have received 36.36% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 9.09% would accrue as of each December 31st on which Mr. Greeff was still employed (but in no event more than would have been payable to Mr. Greeff under the foregoing provision had he retired at age 62). Mr. Greeff would not have received any supplemental pension benefit and would have been required to reimburse the Company for any supplemental pension benefits received if he were to breach the employment agreement or be terminated by the Company for "cause" (as defined in Mr. Greeff's employment agreement). Mr. Greeff's employment agreement provided for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

Mr. Greeff's employment agreement provided that he was entitled to the 2000 Loan from Products Corporation, in the amount of $800,000 (which loan he received in 2000, prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibition on loans to executive officers), with the principal to be payable in five equal installments of $160,000, plus interest at the applicable federal rate, on each of May 9, 2001, May 9, 2002, May 9, 2003, May 9, 2004 (which installments were each repaid) and May 9, 2005, provided that the total principal amount of such loan and any accrued but unpaid interest at the applicable federal rate (the "Loan Payment") was due and payable upon the earlier of the January 15th immediately following the termination of Mr. Greeff's employment for any reason, or May 9, 2005. In addition, Mr. Greeff's employment agreement provided that he was entitled to a special bonus, payable on each May 9th (which special bonus was paid on May 9, 2001, May 9, 2002, May 9, 2003 and May 9, 2004) and ending with May 9, 2005, equal to the sum of the Loan Payment with respect to such year, provided that he remained employed on each such May 9th, and provided further that in the event that Mr. Greeff terminated his employment for "good reason" or was terminated for a reason other than "cause" (as such terms are defined in Mr. Greeff's employment agreement), he would be entitled to a special bonus in the amount of $800,000 minus the sum of any special bonuses paid through the date of such termination plus accrued but unpaid interest at the applicable federal rate. Pursuant to the Greeff Separation Agreement, Mr. Greeff is scheduled to make the Loan Payment by May 9, 2005 and receive a special bonus in an equivalent amount on such date. Notwithstanding the above, the employment agreement provided that if Mr. Greeff was to terminate his employment other than for "good reason" or the Company were to terminate his employment for "cause" (as such terms are defined in Mr. Greeff's employment agreement), or if he breached certain post-employment covenants, any bonus described above would be forfeited or repaid by Mr. Greeff, as the case may be. Mr. Greeff's employment agreement also provided that he was eligible to receive a payment of not less than $1.0 million, subject to approval by the Compensation Committee, upon the completion of objectives relating to the Company's long-term financings, provided that Mr. Greeff remained employed at such time. Pursuant to the terms of his separation agreement and his employment agreement, in March 2005 Mr. Greeff will receive a payment of $1.0 million in respect of

2004 in recognition of the successful completion of the Revlon Exchange Transactions and the refinancing of Products Corporation’s 2001 Credit Agreement with the 2004 Credit Agreement during 2004.

The Greeff Separation Agreement provides that he will receive all of the compensation and benefits provided for in his employment agreement, including salary continuation payments through December 31, 2006, which, unless in its reasonably exercised discretion the Company decides otherwise, will be reduced on account of any compensation earned by Mr. Greeff from employment or consulting services. In addition, pursuant to the terms of his employment agreement and in accordance with the terms of the Company's Executive Bonus Plan, the Greeff Separation Agreement provides that Mr. Greeff is entitled to a bonus in respect of 2004 under the Executive Bonus Plan, based upon the extent, if any, of achievement of objective performance-based criteria established by the Compensation Committee during 2004. Such a bonus, in the amount of $133,500, will be paid to Mr. Greeff in March 2005. In accordance with the terms of his employment agreement, Mr. Greeff will also be entitled to continue his existing medical/dental benefits, disability and life insurance until the end of the severance period or December 31, 2006 or, in the case of medical/dental benefits, until such earlier date he becomes eligible for coverage under like plans of another employer.

The Greeff Separation Agreement further provides, pursuant to the terms of Mr. Greeff's employment agreement, that each of Mr. Greeff's existing stock option grants will continue to vest in accordance with their respective terms and remain exercisable for one year following the later of the date each such grant becomes fully vested and exercisable or the date Mr. Greeff ceased to be employed by the Company. Pursuant to the Greeff Separation Agreement, Mr. Greeff received an award of options to acquire 240,000 shares of Revlon, Inc.'s Class A Common Stock, which options have a term of 7 years and vest in 25% increments per year, with the grant continuing to remain exercisable for one year following the date such grant becomes fully vested, which grant was made upon the recommendation of the Company and the approval of the Compensation Committee in February 2005. Also under the Greeff Separation Agreement, the 60,000 shares of restricted stock awarded to Mr. Greeff on the 2002 Greeff Grant Date, which were due to vest on September 17, 2005 had Mr. Greeff remained employed by the Company, will continue to vest in accordance with their terms.

Executive Severance Policy

Products Corporation's Executive Severance Policy provides that upon termination of employment of eligible executive employees, including Messrs. Stahl, McGuire and Greeff, other than voluntary resignation or termination by Products Corporation for good reason, in consideration for the executive's execution of a release and confidentiality agreement and the Company's standard employee non-competition agreement, the eligible executive may be entitled to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in bi-weekly installments based upon such executive's grade level and years of service, reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period, generally capped at six months pay and subject to any restrictions under the Code). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth in such policy, as of December 31, 2004, Messrs. Stahl and McGuire could be entitled to severance pay of up to 21 and 19 months of base salary, respectively, at the base salary rate in effect on the date of employment termination, plus continued participation in the medical and dental plans for the same respective periods on the same terms as active employees, provided that under Mr. McGuire's employment agreement the severance period is at least 24 months and under Mr. Stahl's agreement he is entitled to 36 months' severance. The terms of Mr. Greeff's severance arrangements are governed by the Greeff Separation Agreement.

Defined Benefit Plans

In accordance with the terms of the Revlon Employees' Retirement Plan (the "Retirement Plan"), the following table shows the estimated annual retirement benefits payable (as of December 31, 2004) under the non-cash balance program of the Retirement Plan (the "Non-Cash Balance Program") at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, including amounts attributable to the Revlon Pension Equalization Plan, as amended (the "Pension Equalization Plan"), as described below.

Highest Consecutive Five-Year Average Compensation During Final 10 Years ($)	Estimated Annual Straight Life Annuity Benefits At Retirement With Indicated Years Of Credited Service ($) (a)
	15	20	25	30	35
600,000	150,525	200,700	250,875	301,050	301,050
700,000	176,525	235,367	294,208	353,050	353,050
800,000	202,525	270,033	337,542	405,050	405,050
900,000	228,525	304,700	380,875	457,050	457,050
1,000,000	254,525	339,367	424,208	500,000	500,000
1,100,000	280,525	374,033	467,542	500,000	500,000
1,200,000	306,525	408,700	500,000	500,000	500,000
1,300,000	332,525	443,367	500,000	500,000	500,000
1,400,000	358,525	478,033	500,000	500,000	500,000
1,500,000	384,525	500,000	500,000	500,000	500,000
2,000,000	500,000	500,000	500,000	500,000	500,000
2,500,000	500,000	500,000	500,000	500,000	500,000

(a)	The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

The Retirement Plan is intended to be a tax qualified defined benefit plan. Non-Cash Balance Program benefits are a function of service and final average compensation. The Non-Cash Balance Program is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with the Company or a subsidiary prior to retirement or earlier termination. Messrs. Stahl and McGuire do not participate in the Non-Cash Balance Program.

Effective January 1, 2001, Products Corporation amended the Retirement Plan to provide for a cash balance program under the Retirement Plan (the "Cash Balance Program"). Under the Cash Balance Program, eligible employees will receive quarterly credits to an individual cash balance bookkeeping account equal to 5% of their compensation for the previous quarter. Interest credits, which commenced June 30, 2001, are allocated quarterly (based on the yield of the 30-year Treasury bond for November of the preceding calendar year). Employees who as of January 1, 2001 were at least age 45, had 10 or more years of service with the Company and whose age and years of service totaled at least 60 were "grandfathered" and continue to participate in the Non-Cash Balance Program under the same retirement formula described in the preceding paragraph. All other eligible employees had their benefits earned (if any) under the Non-Cash Balance Program "frozen" on December 31, 2000 and began to participate in the Cash Balance Program on January 1, 2001. The "frozen" benefits will be payable at normal retirement age and will be reduced if the employee elects early retirement. Any employee who, as of January 1, 2001 was at least age 40 but not part of the "grandfathered" group will, in addition to the "basic" 5% quarterly pay credits, receive quarterly "transition" pay credits of 3% of compensation each year for up to 10 years or until he/she leaves employment with the Company, whichever is earlier. Messrs. Stahl and McGuire participate in the Cash Balance Program. As they were not employed by the Company on January 1, 2001 (the date on which a "transition" employee was determined), Messrs. Stahl and

McGuire are eligible to receive only basic pay credits. The estimated annual benefits payable under the Cash Balance Program as a single life annuity (assuming Messrs. Stahl and McGuire remain employed by the Company until age 65 at their current level of compensation) is $191,800 for Mr. Stahl and $70,600 for Mr. McGuire. Mr. Stahl's total retirement benefits will be determined in accordance with his employment agreement, which provides for a guaranteed retirement benefit provided that certain conditions are met.

The Employee Retirement Income Security Act of 1974, as amended, places certain maximum limitations upon the annual benefit payable under all qualified plans of an employer to any one individual. In addition, the Code limits the annual amount of compensation that can be considered in determining the level of benefits under qualified plans. The Pension Equalization Plan, as amended, is a non-qualified benefit arrangement designed to provide for the payment by the Company of the difference, if any, between the amount of such maximum limitations and the annual benefit that would be payable under the Retirement Plan (including the Non-Cash Balance Program and the Cash Balance Program) but for such limitations, up to a combined maximum annual straight life annuity benefit at age 65 under the Retirement Plan and the Pension Equalization Plan of $500,000. Benefits provided under the Pension Equalization Plan are conditioned on the participant's compliance with his or her non-competition agreement and on the participant not competing with Products Corporation for one year after termination of employment.

The number of full years of service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2005 for Mr. Stahl was two years and for Mr. McGuire was one year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2004, the number of shares of Revlon, Inc.'s Common Stock beneficially owned, and the percent so owned, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Revlon, Inc.'s Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer during 2004 and each of the other Named Executive Officers during 2004 and (iv) all directors and Named Executive Officers of the Company as a group. The number of shares owned are those beneficially owned, as determined under the applicable rules of the SEC for the purposes of this Annual Report on Form 10-K, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Ronald O. Perelman	191,246,058 (Class A)	59.93% (Class A and Class B
35 E. 62nd St. New York, NY 10021	31,250,000 (Class B)(1)	combined) 56.25% (Class A) 100.00% (Class B)
FMR Corp.	61,410,699 (Class A)(2)	16.59% (Class A and Class B
82 Devonshire Street Boston MA 02109		combined) 18.12% (Class A)
Alan S. Bernikow	7,390 (Class A)(3)	*
Paul J. Bohan	5,515 (Class A)(4)	*
Donald G. Drapkin	—	*
Meyer Feldberg	22,390 (Class A)(5)	*
Howard Gittis	150,000 (Class A)	*
Douglas H. Greeff	379,027 (Class A)(6)	*
Edward J. Landau	22,524 (Class A)(7)	*
Thomas E. McGuire	273,750 (Class A) (8)	*
Linda Gosden Robinson	22,390 (Class A)(9)	*
Jack L. Stahl	1,869,416 (Class A)(10)	*
Kenneth L. Wolfe	20,515 (Class A) (11)	*
All Directors and Named Executive Officers as a Group (12 Persons)	194,018,975 (Class A) 31,250,000 (Class B)(12)	60.36% (Class A and B combined) 56.74% (Class A) 100.0% (Class B)

*	Less than one percent.

(1)	Mr. Perelman beneficially owns, directly and indirectly, through MacAndrews & Forbes, 191,246,058 shares of Revlon, Inc.'s Class A Common Stock (including 32,599,374 shares of Class A Common Stock beneficially owned by Raymond G. Perelman, a family member, with respect to which shares MacAndrews & Forbes holds a voting proxy, 120,000 shares that represent restricted shares which vested during 2004 and, as described below, 1,135,417 shares that may be acquired under vested options). Mr. Perelman, through MacAndrews & Forbes, also beneficially owns all of the outstanding 31,250,000 shares of the Company's Class B Common Stock, each of which is convertible into one share of Class A Common Stock, which, together with the Class A Common Stock referenced above represent approximately 59.9% of the outstanding shares of the Company's Common Stock. Based on the shares referenced above, Mr. Perelman, at December 31, 2004, had approximately 77.2% of the combined voting power of the outstanding shares of the Company's Common Stock currently entitled to vote at the 2005 Annual Meeting. Shares of the Company's Class A Common Stock and shares of intermediate holding companies between the Company and MacAndrews & Forbes Holdings are, and may from time to time be, pledged to secure obligations of MacAndrews & Forbes Holdings or its affiliates. A default under these obligations could cause a foreclosure with respect to such pledged shares. Mr. Perelman holds vested options to acquire 1,135,417 shares of the Company's Class A Common Stock, comprised of an option to acquire 300,000 shares of the Company's Class A Common Stock, which option vested on February 12, 1999, an option to acquire 300,000 shares of the Company's Class A Common Stock, which option vested on April 4, 2002, options to acquire 56,250 shares of the Company's Class A Common Stock, which options vested on June 18, 2002, an option to acquire 300,000 shares of the Company's Class A Common Stock, which option vested on April 27, 2003, options to acquire 56,250 shares of the Company's Class A Common Stock which options vested on June 18, 2003, options to acquire 33,334 shares of the Company's Class A Common Stock, which options vested on September 17, 2003, options to acquire 56,250 shares of the Company's Class A Common Stock, which options vested on June 18, 2004 and options to acquire 33,333 shares of the Company's Class A Common Stock, which options vested on September 17, 2004.

(2)	Information based solely on a Schedule 13G/A, dated and filed with the SEC on November 10, 2004 and reporting, as of October 31, 2004, beneficial ownership by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson of 61,410,699 shares of Class A Common Stock as of October 31, 2004 (collectively, the "Fidelity Owned Shares"). According to the Schedule 13G/A, Fidelity, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, was the beneficial owner of 42,962,408 shares (which are included in the Fidelity Owned Shares) as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Advisors High Yield Fund, amounted to 36,977,584 shares (which are included in the Fidelity Owned Shares). Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 42,962,408 shares then owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, was the beneficial owner of 18,448,291 shares (which are included in the Fidelity Owned Shares) as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 18,448,291 shares and sole power to vote or to direct the voting of 14,546,038 shares (which are included in the Fidelity Owned Shares), and no power to vote or to direct the voting of 3,902,253 shares of Class A Common Stock owned by the institutional account(s) as reported above. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Edward C. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Edward C. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. As a result of facts described in the Schedule 13G/A, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Fidelity, Fidelity Advisors High Yield Fund and Fidelity Management Trust Company share the same principal business address as FMR Corp.

(3)	Includes 1,875 shares that Mr. Bernikow may acquire under options that vested on October 29, 2004 and 5,515 shares that Mr. Bernikow may acquire under options that vested on December 31, 2004.

(4)	Includes 5,515 shares that Mr. Bohan may acquire under options that vested on December 31, 2004.

(5)	Includes 16,875 shares which Mr. Feldberg may acquire under options which vested in installments of 1,875 shares on each of May 22, 2001, May 22, 2002, July 13, 2002, May 22, 2003, July 13, 2003, December 17, 2003, May 22, 2004, July 13, 2004 and December 17, 2004 and 5,515 shares that Mr. Feldberg may acquire under options that vested on December 31, 2004.

(6)	Includes 187,360 shares held directly by Mr. Greeff (including 50,000 shares that represent restricted shares which vested during 2004), 25,000 shares which Mr. Greeff may acquire under options which vested on May 22, 2001, 12,500 shares which Mr. Greeff may acquire under options which vested on March 26, 2002, 25,000 shares which Mr. Greeff may acquire under options which vested on May 22, 2002, 12,500 shares which Mr. Greeff may acquire under options which vested on February 15, 2003, 12,500 shares which Mr. Greeff may acquire under options which vested on March 26, 2003, 25,000 shares which Mr. Greeff may acquire under options which vested on May 22, 2003, 8,334 shares which Mr. Greeff may acquire under options which vested on September 17, 2003, 12,500 shares which Mr. Greeff may acquire under options which vested on February 15, 2004, 12,500 shares which Mr. Greeff may acquire under options which vested on March 26, 2004, 25,000 shares which Mr. Greeff may acquire under options which vested on May 22, 2004, 8,333 shares which Mr. Greeff may acquire under options that vested on September 17, 2004 and 12,500 shares which Mr. Greeff may acquire under options that vested on February 15, 2005. Mr. Greeff ceased employment with the Company in February 2005.

(7)	Includes 134 shares held directly by Mr. Landau, 16,875 shares which Mr. Landau may acquire under options which vested in installments of 1,875 shares on each of May 22, 2001, May 22, 2002, July 13, 2002, May 22, 2003, July 13, 2003, December 17, 2003, May 22, 2004, July 13, 2004, December 17, 2004 and 5,515 shares which Mr. Landau may acquire under options which vested on December 31, 2004.

(8)	Includes 25,000 shares that Mr. McGuire may acquire under options that vested on August 18, 2004 and 248,750 shares that Mr. McGuire may acquire under options that vested on December 31, 2004.

(9)	Includes 16,875 shares which Ms. Robinson may acquire under options which vested in installments of 1,875 shares on each of May 22, 2001, May 22, 2002, July 13, 2002, May 22, 2003, July 13, 2003, December 17, 2003, May 22, 2004, July 13, 2004, December 17, 2004 and 5,515 shares which Ms. Robinson may acquire under options that vested on December 31, 2004.

(10)	Includes 451,015 shares held directly by Mr. Stahl (including 250,000 shares that represent restricted shares which vested during 2004), 13,401 shares held by his wife, as to which beneficial ownership is disclaimed, 25,000 shares that Mr. Stahl may acquire under options that vested on May 19, 2004 and 1,380,000 shares that Mr. Stahl may acquire under options that vested on December 31, 2004.

(11)	Includes 15,000 shares held directly by Mr. Wolfe and 5,515 shares that Mr. Wolfe may acquire under options that vested on December 31, 2004.

(12)	Includes shares beneficially owned as of December 31, 2004 by Messrs. Perelman, Bernikow, Bohan, Drapkin, Feldberg, Gittis, Landau and Wolfe, and Ms. Gosden Robinson (who were directors as of December 31, 2004) and the Named Executive Officers as of such date (including Messrs. Stahl and McGuire and Mr. Greeff, the latter who ceased employment with the Company in February 2005).

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2004, with respect to all compensation plans of the Company previously approved and not previously approved by its stockholders (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the vesting of restricted stock, (ii) the weighted-average exercise price of such outstanding options, warrants and rights (which excludes restricted stock) and (iii) the number of securities remaining available for future issuance under such equity compensation plans, excluding securities reflected in item (i). A description of the Supplemental Stock Plan follows the table.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Previously Approved by Stockholders:
Stock Plan	36,109,186	(1)	$4.66	(4)	3,822,698
Not Previously Approved by Stockholders:(2)
2002 Supplemental Stock Plan	397,500	(3)	N/A(3	)(4)	—

(1)	Includes 5,327,500 shares of restricted stock and 30,781,686 options issued under the Stock Plan.

(2)	The Supplemental Stock Plan was not required to be approved by the Company's stockholders.

(3)	Includes 530,000 shares of restricted stock issued under the Supplemental Stock Plan, the entire amount of securities issuable under such plan, less 132,500 of such shares as to which the restrictions lapsed on June 18, 2004.

(4)	Weighted-average exercise price excludes restricted stock.

On February 17, 2002, the Company adopted the Supplemental Stock Plan, the purpose of which was to provide Mr. Stahl, the sole eligible participant, with inducement awards to induce him to join the Company and to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of the Company's Class A Common Stock. Awards may be made under the Supplemental Stock Plan in the form of stock options, stock appreciation rights and restricted or unrestricted stock. On February 17, 2002, the Compensation Committee granted Mr. Stahl an Award of 530,000 restricted shares of Class A Common Stock, the full amount of the shares of Class A Common Stock issuable under the Supplemental Stock Plan. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the Stock Plan and the grant of restricted shares to Mr. Stahl under the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon Mr. Stahl's execution of the Company's standard employee confidentiality and non-competition agreement. See "— Employment Agreements and Termination of Employment Agreements" for information regarding vesting and forfeiture.

In addition to the shares of Common Stock beneficially owned by Mr. Perelman as described under Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Mr. Perelman was awarded 50,000 restricted shares of Class A Common Stock as to which the restrictions are expected to lapse no later than September 17, 2005 and options to acquire 300,000 shares of Class A Common Stock that vest on March 30, 2005, 56,250 shares of Class A Common Stock that vest on June 18, 2005 and 33,333 shares of Class A Common Stock that vest on September 17, 2005.

Item 13.    Certain Relationships and Related Transactions

As of December 31, 2004, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.'s Common Stock having approximately 77.2% of the voting power of the outstanding shares of Revlon, Inc.'s Common Stock. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.'s entire Board of

Directors and control the vote on all matters submitted to a vote of Revlon, Inc.'s stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, Chairman of Revlon, Inc.'s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings") and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes Holdings) and certain of its wholly-owned subsidiaries, and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Revlon Holdings, and pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business, and that historically had not been profitable, and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2004 was $0.2 million.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes Inc. (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes Inc. (and its affiliates) to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes Inc. or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes Inc. for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes Inc. (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreement. The net amount payable to MacAndrews & Forbes Inc. by Products Corporation for the services provided under the Reimbursement Agreements for 2004 was $1.0 million.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions (see "— Debt Reduction Transactions and Related Agreements — Debt Reduction Transactions"), as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. In June 1992, Revlon Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its 2004 Credit Agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement prohibits Products Corporation from making such tax sharing payments under the MacAndrews & Forbes Tax Sharing Agreement other than in respect of state and local income taxes. The MacAndrews & Forbes Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by MacAndrews & Forbes Holdings on December 31, 2005. As a result of tax net operating losses and prohibitions under the 2004 Credit Agreement, there were no federal tax payments or payments in lieu of taxes pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement (the "Revlon Tax Sharing Agreement") pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, we expect that there will be no federal tax payments or payments in lieu of taxes by Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.'s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the "Registration Rights Agreement"), and in February 2003, MacAndrews & Forbes Inc. executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes Inc. and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") had the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003, and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders under the Securities Act of 1933, as amended (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration for a period of up to 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Revlon, Inc.'s Class A Common Stock sold by such Holders. In connection with the closing of the Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes Inc. executed a joinder agreement that provided that MacAndrews & Forbes Inc. would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes Inc. pursuant to the Debt Reduction Transactions or the Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement.

2003 and 2004 MacAndrews & Forbes Loans

In February 2003, MacAndrews & Forbes Holdings made available the MacAndrews & Forbes $100 million term loan to Products Corporation. In connection with the Revlon Exchange Transactions, MacAndrews & Forbes exchanged approximately $109.7 million of principal and accrued and capitalized interest outstanding under such loan (constituting all amounts outstanding thereunder) for 43,860,730 shares of Class A Common Stock, upon which the loan was fully retired. (see "— Debt Reduction Transactions and Related Agreements — Certain Agreements Relating to the Debt Reduction Transactions — MacAndrews Support Agreement").

MacAndrews & Forbes Holdings also provided Products Corporation in February 2003 with the MacAndrews & Forbes $65 million line of credit. As of the closing date of the Revlon Exchange Transactions, nil was outstanding under the MacAndrews & Forbes $65 million line of credit. (see "— Debt Reduction Transactions and Related Agreements — Certain Agreements Relating to the Debt Reduction Transactions — MacAndrews Support Agreement"). As described below, the MacAndrews & Forbes $65 million line of credit and the remaining availability under the 2004 MacAndrews & Forbes $125 million term loan (described below) were consolidated into the single 2004 Consolidated MacAndrews & Forbes Line of Credit effective as of August 10, 2004.

In December 2003, Revlon, Inc.'s Board of Directors approved two loans to Products Corporation from MacAndrews & Forbes Holdings, the 2004 MacAndrews & Forbes Loan, to provide up to $100 million if needed, to enable the Company to continue to implement and refine its strategic plan, and the $25 million MacAndrews & Forbes Loan to provide an additional $25 million to be used for general corporate purposes. The 2004 MacAndrews & Forbes Loan and $25 million MacAndrews & Forbes Loan were consolidated into the 2004 MacAndrews & Forbes $125 million term loan. In connection with the Revlon Exchange Transactions, MacAndrews & Forbes exchanged approximately $38.9 million of principal and capitalized interest outstanding under the 2004 MacAndrews & Forbes $125 million term loan (constituting all amounts outstanding thereunder as of such date) for 15,579,882 shares of Class A Common Stock (see "— Debt Reduction Transactions and Related Agreements — Certain Agreements Relating to the Debt Reduction Transactions — MacAndrews Support Agreement"). As described below, the MacAndrews & Forbes $65 million line of credit and the remaining availability under the 2004 MacAndrews & Forbes $125 million term loan were consolidated into the single 2004 Consolidated MacAndrews & Forbes Line of Credit effective as of August 10, 2004.

On July 9, 2004, Products Corporation and MacAndrews & Forbes Inc. entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the MacAndrews & Forbes $65 million line of credit and the 2004 MacAndrews & Forbes $125 million term loan (the latter as to which, after the Revlon Exchange Transactions, the total term loan availability was $87 million) into the single 2004 Consolidated MacAndrews & Forbes Line of Credit with availability of $152 million. The commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit reduces to $87 million as of July 1, 2005 and terminates on December 1, 2005. Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under Products Corporation's 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans (as defined in the 2004 Credit Agreement) and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility of the 2004 Credit Agreement to remain greater than $30 million, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement. Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, which on December 31, 2004 was 8.0%, provided, that at any time that the Eurodollar Base Rate under the 2004 Credit Agreement is equal to or greater than 3.0%, the applicable rate to loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect. In connection with the 2004 Consolidated MacAndrews & Forbes Line of Credit, on July 15, 2004, Revlon, Inc., Fidelity and MacAndrews & Forbes agreed to eliminate the Borrowing Limitation.

Debt Reduction Transactions and Related Agreements

Debt Reduction Transactions

On February 11, 2004, Revlon, Inc.'s Board of Directors approved, and on March 25, 2004 Revlon, Inc. consummated the Revlon Exchange Transactions, which were a series of transactions to reduce debt and strengthen the Company's balance sheet and capital structure, comprised of the Revlon Exchange Offers, Loan Conversion Transactions and Preferred Stock Transactions (each as defined below). Substantially all of the terms of the Revlon Exchange Transactions, including the exchange rates for the Revlon Exchange Offers, the Loan Conversion Transactions and the exchange of Revlon, Inc.'s Series A preferred stock, par value $0.01 per share (the "Revlon Series A Preferred Stock"), in the Preferred Stock Transactions, were privately negotiated and agreed to with Fidelity. Such negotiations also encompassed the terms of MacAndrews & Forbes' participation and back-stop obligations (as described below). The Revlon Exchange Transactions included:

•	The Revlon Exchange Offers—Offers to exchange (the "Revlon Exchange Offers"), for Products Corporation's outstanding 8 1/8% Senior Notes and 9% Senior Notes, shares of Class A Common Stock at an exchange ratio of 400 shares of Class A Common Stock or, at the option of the tendering holder, cash (subject to certain limitations and proration) in an amount equal to $830 with respect to the 8 1/8% Senior Notes and $800 with respect to the 9% Senior Notes, for each $1,000 principal amount of 8 1/8% Senior Notes and 9% Senior Notes tendered for exchange; and, for Products Corporation's outstanding 8 5/8% Senior Subordinated Notes (together with the 8 1/8% Senior Notes and the 9% Senior Notes, the "Exchange Notes"), shares of Class A Common Stock at an exchange ratio of 300 shares of Class A Common Stock or, at the option of the tendering holder, cash (subject to certain limitations and proration) in an amount equal to $620, for each $1,000 principal amount of 8 5/8% Senior Subordinated Notes tendered for exchange (in each case, with any accrued and unpaid interest on the Exchange Notes exchangeable for, at the option of the holder thereof, cash or shares of Class A Common Stock at an exchange ratio of 400 shares of Class A Common Stock for each $1,000 of accrued interest).

•	The Loan Conversion Transactions—The exchange of Class A Common Stock for outstanding amounts (including principal and interest) owing to MacAndrews & Forbes, as of the closing date of the Revlon Exchange Transactions, under the MacAndrews & Forbes $100 million term loan, the MacAndrews & Forbes $65 million line of credit, the 2004 MacAndrews & Forbes $125 million term loan and approximately $24 million of certain subordinated promissory notes payable to Revlon Holdings (the "MacAndrews Advance" and, collectively with the MacAndrews & Forbes $100 million term loan, the MacAndrews & Forbes $65 million line of credit and the 2004 MacAndrews & Forbes $125 million term loan, the "Conversion Loans") at an exchange ratio of 400 shares of Class A Common Stock for each $1,000 of indebtedness outstanding under the MacAndrews & Forbes $100 million term loan, MacAndrews & Forbes $65 million line of credit and 2004 MacAndrews & Forbes $125 million term loan and 300 shares of Class A Common Stock for each $1,000 of indebtedness outstanding under the MacAndrews Advance (the "Loan Conversion Transactions").

•	The Preferred Stock Transactions—The exchange of Class A Common Stock for all 546 shares of Revlon, Inc.'s outstanding Series A Preferred Stock (having an aggregate liquidation preference of approximately $54.6 million) at an exchange ratio of 160 shares of Class A Common Stock for each $1,000 of liquidation preference outstanding and the conversion of all 4,333 shares of Revlon, Inc.'s outstanding Series B convertible preferred stock, par value $0.01 per share, ("Series B Preferred Stock") into 433,333 shares of Class A Common Stock in accordance with its terms (the "Preferred Stock Transactions").

The Revlon Exchange Transactions closed on March 25, 2004 as follows:

•	An aggregate of approximately $631.2 million aggregate principal amount of Exchange Notes, comprising approximately $133.8 million, $174.5 million and $322.9 million aggregate principal amount of 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes, respectively, were tendered in the Revlon Exchange Offers for an aggregate of 224,133,372 shares of Class A Common Stock.

•	MacAndrews & Forbes (and in the case of (i) below, other entities related to it) exchanged, (i) in the Revlon Exchange Offers an aggregate of approximately $287.7 million aggregate principal amount (together with accrued and unpaid interest thereon) of Products Corporation's Exchange Notes (as part of the total of approximately $631.2 million aggregate principal amount of Exchange Notes exchanged in the Revlon Exchange Offers), comprising approximately $1.0 million and $286.7 million aggregate principal amount of Products Corporation's 9% Senior Notes and 8 5/8% Senior Subordinated Notes, respectively, in exchange for an aggregate of 87,914,170 shares of Class A Common Stock (including shares issued in respect of accrued interest on such notes); (ii) in the Loan Conversion Transactions an aggregate of approximately $172.7 million (including principal and accrued interest) outstanding under the Conversion Loans in exchange for an aggregate of 66,666,788 shares of Class A Common Stock, comprising approximately $109.7 million outstanding under the MacAndrews & Forbes $100 million term loan in exchange for 43,860,730 shares of Class A Common Stock, $38.9 million outstanding under the 2004 MacAndrews & Forbes $125 million term loan in exchange for 15,579,882 shares of Class A Common Stock, and $24.1 million outstanding under the MacAndrews Advance in exchange for 7,226,176 shares of Class A Common Stock; and (iii) in the Preferred Stock Transactions all 546 shares of outstanding Series A Preferred Stock for 8,736,000 shares of Class A Common Stock and converted all 4,333 shares of Series B Preferred Stock into 433,333 shares of Class A Common Stock. Revlon, Inc. issued an aggregate of 163,750,291 shares of Class A Common Stock to MacAndrews & Forbes and other entities related to it in the Revlon Exchange Transactions. As of December 31, 2004, MacAndrews & Forbes beneficially owned 191,246,058 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock, or approximately 59.9% of the outstanding shares of Common Stock (see Part III, Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters).

•	Accounts and funds managed by Fidelity exchanged in the Revlon Exchange Offers approximately $195.7 million aggregate principal amount (together with accrued and unpaid interest thereon) of Exchange Notes (as part of the total of approximately $631.2 million aggregate principal amount of Exchange Notes exchanged in the Revlon Exchange Offers), in exchange for 76,873,304 shares of Class A Common Stock. Included in the $195.7 million aggregate principal amount of Exchange Notes were the Fidelity Initial Notes (as hereinafter defined) (having an aggregate principal amount of approximately $155.1 million) tendered pursuant to the Fidelity Support Agreement and an additional $40.6 million aggregate principal amount of Exchange Notes, comprising, in the aggregate, approximately $77.8 million, $85.9 million and $32.1 million aggregate principal amount of 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes, respectively. As of December 31, 2004, funds and accounts managed by FMR Corp. (of which Fidelity is a wholly-owned subsidiary) beneficially held approximately 61.4 million shares of Class A Common Stock (representing approximately 16.6% of the outstanding shares of Common Stock and approximately 9.4% of the combined voting power of the Common Stock as of such date).

Certain Agreements Relating to the Debt Reduction Transactions

Guaranty of the Exchange Notes

In connection with the Revlon Exchange Transactions, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing the Exchange Notes. The guarantee is subordinated in right of payment to Revlon, Inc.'s guarantee of Products Corporation's obligations under the 2004 Credit Agreement.

Fidelity Support Agreement

In connection with the Debt Reduction Transactions, Revlon, Inc. entered into an agreement with Fidelity (as amended, the "Fidelity Support Agreement") pursuant to which Fidelity agreed to, among other things:

•	tender or cause to be tendered in the Revlon Exchange Offers, subject to the terms and conditions thereof, approximately $75.6 million aggregate principal amount of Products Corporation's outstanding 8 1/8% Senior Notes, $47.4 million aggregate principal amount of Products Corporation's outstanding 9% Senior Notes and $32.1 million aggregate principal amount of Products Corporation's outstanding 8 5/8% Senior Subordinated Notes (collectively, the "Fidelity Initial Notes"), which notes were held by accounts and funds managed by Fidelity as of the date of the Fidelity Support Agreement, in exchange for shares of Class A Common Stock; and

•	elect to receive either cash or shares of Class A Common Stock in exchange for accrued and unpaid interest (at the applicable rate) on any Exchange Notes tendered by it in the Revlon Exchange Offers.

Pursuant to the Fidelity Support Agreement, Revlon, Inc. agreed with Fidelity, among other things, not to permit Products Corporation to have outstanding aggregate borrowings, at any time following the close of the Revlon Exchange Offers and until the termination of the Stockholders Agreement (as described below), under the MacAndrews & Forbes $65 million line of credit and the 2004 MacAndrews & Forbes $125 million term loan in excess of approximately $86.7 million (the "Borrowing Limitation"). The Borrowing Limitation was eliminated in July 2004, as described below.

Pursuant to the Fidelity Support Agreement, as a condition to the exchange of Exchange Notes in the Revlon Exchange Offers and effective upon the March 25, 2004 closing of the Revlon Exchange Offers, two directors nominated by Fidelity (Messrs. Paul J. Bohan and Kenneth L. Wolfe) were appointed to Revlon, Inc.'s Board of Directors. In addition, in accordance with the terms of the Fidelity Support Agreement, Mr. Bohan was appointed to Revlon, Inc.'s Audit Committee and Mr. Wolfe was appointed to Revlon, Inc.'s Compensation Committee and Nominating Committee. Fidelity has no further rights to designate members to Revlon, Inc.'s Board of Directors. The Fidelity Support Agreement terminated upon the consummation of the Revlon Exchange Transactions on March 25, 2004.

MacAndrews Support Agreement

In connection with the Revlon Exchange Transactions, Revlon, Inc. entered into a separate agreement with MacAndrews & Forbes (as amended, the "MacAndrews Support Agreement"), pursuant to which MacAndrews & Forbes agreed to, among other things:

•	tender or cause to be tendered in the Revlon Exchange Offers, subject to the terms and conditions thereof, approximately $1.0 million aggregate principal amount of Products Corporation's outstanding 9% Senior Notes and $284.8 million aggregate principal amount of Products Corporation's outstanding 8 5/8% Senior Subordinated Notes (collectively with the Fidelity Initial Notes, the "Negotiated Transaction Notes"), and the aggregate outstanding principal amount of all Exchange Notes acquired by MacAndrews & Forbes prior to the expiration of the Revlon Exchange Offers, in exchange for shares of Class A Common Stock;

•	elect to receive shares of Class A Common Stock in exchange for accrued and unpaid interest (at the applicable rate) on any Exchange Notes tendered in the Revlon Exchange Offers;

•	upon the closing of the Revlon Exchange Offers, exchange all amounts outstanding (including accrued and unpaid interest) as of the date of such closing under the Conversion Loans for shares of Class A Common Stock in the Loan Conversion Transactions; and

•	upon the closing of the Revlon Exchange Offers, exchange all 546 shares of outstanding Series A Preferred Stock held by it for shares of Class A Common Stock and convert all 4,333 shares of outstanding Series B Preferred Stock held by it into shares of Class A Common Stock in the Preferred Stock Transactions.

The MacAndrews Support Agreement terminated upon consummation of the Revlon Exchange Transactions on March 25, 2004.

2004 Investment Agreement

In furtherance of the Fidelity Support Agreement and the MacAndrews Support Agreement, on February 20, 2004, Revlon, Inc. entered into an investment agreement with MacAndrews & Forbes, which was amended in March 2004 and March 2005 (as amended, the "2004 Investment Agreement"). Pursuant to the 2004 Investment Agreement, MacAndrews & Forbes committed to undertake certain transactions with Revlon, Inc. that enabled, and will enable, the reduction of Product Corporation's indebtedness by an aggregate of $300 million between the date of the agreement and March 31, 2006, of which $109.7 million remained to be achieved as of December 31, 2004. (See "Recent Developments").

Agreements Relating to the Revlon Exchange Offers.    To the extent that a minimum of $150 million aggregate principal amount of Exchange Notes (other than the Negotiated Transaction Notes) had not been tendered in the Revlon Exchange Offers, MacAndrews & Forbes agreed to back-stop the Revlon Exchange Offers by subscribing for additional shares of Class A Common Stock, at a purchase price of $2.50 per share, to the extent of any such shortfall. Because approximately $190.3 million aggregate principal amount of Exchange Notes in excess of the Negotiated Transaction Notes was tendered in the Revlon Exchange Offers, MacAndrews & Forbes was not required to back-stop the Revlon Exchange Offers.

First Rights Offering.    In the event that MacAndrews & Forbes had purchased Class A Common Stock for cash as part of the Revlon Exchange Offers in any of the circumstances described above, Revlon, Inc. agreed to consummate a rights offering as soon as reasonably practicable after the closing of the Revlon Exchange Offers in order to provide the other pre-Exchange Transaction stockholders the pro rata opportunity to subscribe for shares of Class A Common Stock at the same $2.50 per share subscription price. Because MacAndrews & Forbes did not purchase Class A Common Stock for cash in connection with the Revlon Exchange Offers as described above, Revlon, Inc. did not conduct this first rights offering.

Second Rights Offering.    As the next step in the Company's debt reduction plan, and to the extent that Revlon, Inc. had not accomplished an aggregate of $200 million of further debt reduction following the Revlon Exchange Offers (which was to have included MacAndrews & Forbes' back-stop, if any) and the first rights offering, Revlon, Inc. agreed, prior to December 31, 2004, to consummate a second rights offering in order to provide all stockholders the pro rata opportunity to subscribe for shares of Class A Common Stock. For these purposes, $200 million of further debt reduction was to be measured by adding the aggregate principal amount of Exchange Notes tendered in the Revlon Exchange Offers (other than the Negotiated Transaction Notes), the amount of any cash contributed by MacAndrews & Forbes (other than to provide the cash consideration for the Revlon Exchange Offers) and the proceeds of the first rights offering described above. MacAndrews & Forbes had agreed to back-stop this second rights offering by agreeing to purchase all shares not subscribed for by other stockholders, thereby ensuring that the second rights offering would have been fully subscribed up to the amount necessary to meet the $200 million aggregate debt reduction target.

As a result of the $190.3 million aggregate principal amount of Exchange Notes tendered in the Revlon Exchange Offers in excess of the Negotiated Transaction Notes, the second rights offering would have been at an aggregate subscription price of only $9.7 million. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 million rights offering would be unduly disproportionate, on March 24, 2004, the Fidelity Support Agreement, the MacAndrews Support Agreement and the 2004 Investment Agreement relating to the debt reduction plan were each amended (the "March 2004 Amendments") to enable Revlon, Inc. to satisfy this remaining $9.7 million of debt reduction as part of the third stage equity offerings to occur by March 2006 as described below.

Third Stage Equity Offerings.    As the last step in the debt reduction transactions, and in order to reach an aggregate of $300 million of further debt reduction (inclusive of the debt reduction described above), Revlon, Inc. agreed to consummate further equity offerings in such amounts necessary to meet the $300 million aggregate debt reduction target by March 31, 2006. For these purposes, $300 million of further debt reduction is measured by adding the aggregate principal amount of Exchange Notes tendered in the Revlon Exchange Offers (other than the Negotiated Transaction Notes), the amount of any cash contributed by MacAndrews & Forbes (other than to provide the cash consideration for the Revlon Exchange Offers) and the proceeds of the first and the second rights offerings described above. Pursuant to the March 2004 Amendments, these third stage equity offerings will be at a minimum aggregate offering amount of $109.7 million, representing the amount necessary to meet the $300 million aggregate debt reduction target by March 31, 2006. MacAndrews & Forbes has agreed to back-stop up to $109.7 million in these additional equity offerings, thereby ensuring that the $300 million aggregate debt reduction target will be fully met. In March 2005, Revlon, Inc. and MacAndrews & Forbes Holdings amended MacAndrews & Forbes Holdings' obligation under the 2004 Investment Agreement to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that the 8 1/8% Senior Notes have not been refinanced as of such date and Revlon, Inc. conducts an equity offering to affect such refinancing. The net cash proceeds, if any, received by Revlon, Inc. in the additional equity offerings will be transferred to Products Corporation to be used to reduce outstanding indebtedness (other than revolving indebtedness unless there is a corresponding commitment reduction). The terms of any such equity offerings, if necessary, will be set by the Board of Directors of Revlon, Inc. and publicly announced at the appropriate times. (See "Recent Developments").

MacAndrews & Forbes' obligations to acquire capital stock pursuant to the 2004 Investment Agreement are subject to customary conditions. The 2004 Investment Agreement cannot be amended or waived without the prior written consent of Fidelity.

Voting and Other Support.    In addition, MacAndrews & Forbes agreed to use its commercially reasonable efforts and take, or cause to be taken, all commercially reasonable actions in order to facilitate the Debt Reduction Transactions. MacAndrews & Forbes also agreed to vote all of its shares of voting stock in favor of, or consent to, the Debt Reduction Transactions.

Stockholders Agreement

Also in furtherance of the Fidelity Support Agreement, on February 20, 2004, Revlon, Inc. entered into the Stockholders Agreement with Fidelity pursuant to which, among other things, Revlon, Inc. agreed (i) to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on the Board of Directors, as it currently does; (ii) to establish and maintain a nominating and corporate governance committee of the Board of Directors (which was formed in March 2004, see "Board of Directors and its Committees—Nominating and Corporate Governance Committee"); and (iii) to certain restrictions with respect to Revlon, Inc.'s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries, including Products Corporation). The Stockholders Agreement provides that any directors nominated by Fidelity in accordance with the Fidelity Support Agreement shall be deemed to be independent for purposes of the Stockholders Agreement; nonetheless, Revlon, Inc.'s Board of Directors has determined that each of Messrs. Bohan and Wolfe (the directors nominated by Fidelity pursuant to the Fidelity Support Agreement) qualifies as independent within the meaning of Section 303A.02 of the NYSE Listed Company Manual and under Revlon, Inc.'s Board Guidelines for Assessing Director Independence and, with respect to Mr. Bohan, under Section 303A.06 of the NYSE Listed Company Manual. The Stockholders Agreement will terminate at such time as Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock.

Other

Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Revlon Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2004 was $0.3 million

During 2004, Products Corporation leased a small amount of space at certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases, including space at Products Corporation's New York headquarters. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 2004 was $0.3 million.

The 2004 Credit Agreement is, and prior to the redemption of all Product Corporation's outstanding 12% Senior Secured Notes on August 23, 2004, the 12% Senior Secured Notes were, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, on February 11, 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Product Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes.

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

Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate. Mr. Stahl repaid $135,968 of such loan during 2004. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 million advance, which for 2004 was $135,968. Products Corporation also pays Mr. Stahl a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation, which tax gross up amount was $69,650 in 2004.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made the 2000 Loan to Mr. Greeff, an advance of $0.8 million, pursuant to his employment agreement. The 2000 Loan bears interest at the applicable federal rate and was payable in 5 equal annual installments on each of May 9, 2001, 2002, 2003, 2004, and on May 9, 2005. Mr. Greeff repaid $0.2 million of the 2000 Loan during 2004 and made other scheduled repayments during each of 2001, 2002 and 2003. Pursuant to his employment agreement, Mr. Greeff was entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he remained employed by Products Corporation on each such May 9th. A bonus installment of $0.2 million was paid by Products Corporation to Mr. Greeff in May 2004. Pursuant to the terms of the Greeff Separation Agreement, as a result of the fact that Mr. Greeff ceased employment in February 2005, Mr. Greeff is scheduled to repay the remaining amount of the 2000 Loan by May 9, 2005 and Products Corporation is expected to pay the final bonus installment to Mr. Greeff on or about May 9, 2005.

During 2004, Products Corporation made payments of $0.4 million to Ms. Ellen Barkin (spouse of Mr. Perelman) under a written agreement pursuant to which she provides voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

During 2004, Products Corporation obtained advertising, media buying and direct marketing services from various subsidiaries of WPP. Ms. Robinson is employed by one of WPP's subsidiaries, however, Ms. Robinson is neither an executive officer of, nor does she hold any material equity interest in, WPP. Products Corporation paid WPP $0.4 million for such services in 2004, which fees were less than 1% of the Company's estimate of WPP's consolidated gross revenues for 2004 and less than 1% of the Company's consolidated gross revenues for 2004. Products Corporation's decision to engage WPP was based upon WPP's professional expertise in understanding the advertising needs of the consumer packaged goods industry, as well as its global presence in many of the international markets in which the Company operates, and the rates paid were competitive with industry rates for similarly situated advertising agencies.

Products Corporation employed Mr. Perelman's daughter in a marketing position through June 2004, with compensation paid for that period of 2004 of less than $60,000.

Products Corporation employed Mr. Drapkin's daughter in a marketing position through June 2004, with compensation paid for that period of 2004 of less than $60,000.

During 2004, Products Corporation paid $1.0 million to a nationally-recognized security services company, in which MacAndrews & Forbes has a controlling interest, for security officer services. Products Corporation's decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms.

Item 14.    Principal Accountant Fees and Services

AUDIT FEES

The Audit Committee adopted an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG after the final SEC rules became effective on May 6, 2003. In November 2004, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2005.

The aggregate fees billed for professional services by KPMG in 2003 and 2004 for these various services were (in millions):

Types of Fees	2004	2003
Audit Fees (a)	$5.6	$3.0
Audit-Related Fees	0.1	0.1
Tax Fees (b)	0.5	0.3
All Other Fees	—	—
Total Fees	$6.2	$3.4

(a)	In 2004, audit fees include fees for professional services rendered for the audits of (i) the financial statements, (ii) management's assessment of effectiveness of internal control over financial reporting and (iii) the effectiveness of internal control over financial reporting. See Item 9A(b) regarding Revlon, Inc.'s plans to include the required reports and attestations concerning its internal control over financial reporting in an amendment to this Annual Report on Form 10-K in accordance with the SEC's exemptive order in SEC Release No. 50754.

(b)	Includes $0.2 and $0.1 with respect to tax preparation and compliance fees in 2004 and 2003, respectively.

In the above table, in accordance with the SEC definitions and rules, "audit fees" are fees the Company paid KPMG for professional services rendered for the audits of (i) the Company's annual financial statements, (ii) management's assessment of effectiveness of internal control over financial reporting and (iii) the review of financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed by KPMG for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG related to employee benefit plan audits, the 2003 Rights Offering, the Revlon Exchange Transactions consummated in 2004 and attest services not required by statute or regulation; "tax fees" are fees for permissible tax compliance, tax advice and tax planning; and "all other fees" are fees billed by KPMG to the Company for any permissible services not included in the first three categories.

During 2004, Revlon, Inc.'s Audit Committee specifically pre-approved the services performed by KPMG in connection with (i) Revlon, Inc.'s and Products Corporation's 2004 audits and (ii) the Debt Reduction Transactions in 2004. During 2003, Revlon, Inc.'s Audit Committee specifically pre-approved the services performed by KPMG in connection with (i) Revlon, Inc.'s and Products Corporation's 2003 audit and (ii) Revlon, Inc.'s 2003 Rights Offering. All of the other services performed by KPMG for Revlon, Inc.'s and Products Corporation's during 2004 and 2003 from and after May 6, 2003 (the effective date of the applicable final SEC rules) were either expressly pre-approved by Revlon, Inc.'s Audit Committee or were pre-approved in accordance with Revlon, Inc.'s Audit Committee's Pre-Approval Policy (attached as Exhibit 99.1) and Revlon, Inc.'s Audit Committee was provided with quarterly updates as to the nature of such services and fees paid for such services.

Website Availability of Reports and Other Corporate Governance Information

In January 2004, the Company adopted a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.'s Board of Directors, Revlon, Inc.'s Board Guidelines for Assessing Director Independence and new charters for the Revlon, Inc.'s Audit and Compensation and Stock Plan Committees. Revlon, Inc maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.'s directors and Section 16 executive officers, and certain other documents filed with the Commission), each of which are generally available on such site on the same business day as the filing date with the Commission. In addition, under the section of the website entitled, "Corporate Governance," Revlon, Inc. posts the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.'s Code of Business Conduct, which includes Revlon, Inc.'s Code of Ethics for Senior Financial Officers, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this Report:
(1) Consolidated Financial Statements and Independent Auditors' Report included herein: See Index on page F-1.
Financial Statement Schedule: See Index on page F-1.
(2) All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.
(3) List of Exhibits:
3.	Certificate of Incorporation and By-laws.
3.1	Restated Certificate of Incorporation of Revlon, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004 (the "Revlon, Inc. 2004 First Quarter 10-Q")).
3.2	Amended and Restated By-Laws of Revlon, Inc. dated as of March 22, 2004 (incorporated by reference to Exhibit 3.2 to the Revlon, Inc. 2004 First Quarter 10-Q).
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Credit Agreement, dated as of July 9, 2004, among Products Corporation and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K of Products Corporation filed with the Commission on July 13, 2004 (the "Products Corporation July 13, 2004 Form 8-K")).
4.2	Pledge and Security Agreement, dated as of July 9, 2004, among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.35 to the Products Corporation July 13, 2004 Form 8-K).
4.3	Intercreditor and Collateral Agency Agreement, dated as of July 9, 2004, among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.36 to the Products Corporation July 13, 2004 Form 8-K).
4.4	Indenture, dated as of February 1, 1998, between Revlon Escrow Corp. ("Revlon Escrow") and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, relating to the 8 1/8% Senior Notes due 2006 (as amended, the "8 1/8% Senior Notes Indenture") (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on April 3, 1998, File No. 333-47875 (the "Products Corporation April 1998 Form S-1 Amendment")).

4.5	First Supplemental Indenture, dated April 1, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation April 1998 Form S-1 Amendment).
4.6	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.29 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 12, 2004 (the "Revlon, Inc. February 12, 2004 Form 8-K")).
4.7	Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association, as trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008 (as amended, the "8 5/8% Senior Subordinated Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the "Products Corporation March 1998 Form S-1")).
4.8	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).
4.9	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc. as guarantor, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.31 of the Revlon, Inc. February 12, 2004 Form 8-K).
4.10	Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as trustee, relating to Products Corporation's 9% Senior Notes due 2006 (as amended, the "9% Senior Notes Indenture") (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998).
4.11	First Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 9% Senior Notes Indenture (incorporated by reference to Exhibit 4.30 of the Revlon, Inc. February 12, 2004 Form 8-K).
10.	Material Contracts.
10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Products Corporation for the fiscal year ended December 31, 2001 filed with the Commission on February 25, 2002 (the "Products Corporation 2001 Form 10-K")).
10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).
10.3	Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (the "Stahl Employment Agreement") (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).

10.4	First Amendment to the Stahl Employment Agreement, effective as of December 17, 2004 (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on December 22, 2004 (the "Revlon, Inc. December 22, 2004 Form 8-K")).
10.5	Employment Agreement, dated as of August 18, 2003, between Products Corporation and Thomas E. McGuire (the "McGuire Employment Agreement") (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 (the "Revlon, Inc. 2003 Third Quarter Form 10-Q")).
10.6	Amendment to McGuire Employment Agreement, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.36 to the Revlon, Inc. December 22, 2004 Form 8-K).
10.7	Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff (as amended, the "Greeff Employment Agreement") (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).
10.8	Amendment, dated as of June 18, 2001, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Products Corporation for year ended December 31, 2001 filed with the Commission on February 25, 2002).
10.9	Amendment, dated as of August 18, 2003, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.8 to the Revlon, Inc. 2003 Third Quarter Form 10-Q).
*10.10	Employment Agreement, dated as of November 1, 2002, between Products Corporation and Robert K. Kretzman.
10.11	Amended and Restated Revlon, Inc. Stock Plan (as amended the "Stock Plan") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 4, 2004, File No. 333-116160).
*10.12	Current form of Nonqualified Stock Option Agreement under the Stock Plan.
*10.13	Current form of Restricted Stock Agreement under the Stock Plan.
10.14	Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).
10.15	Revlon Executive Bonus Plan (Amended and Restated as of September 1, 2002) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2002 filed with the Commission on March 21, 2003 (the "Revlon, Inc. 2002 Form 10-K")).
10.16	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Revlon, Inc. for year ended December 31, 1998 filed with the Commission on March 3, 1999).
10.17	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to the Revlon, Inc. 2002 Form 10-K).

10.18	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation filed with the Commission on March 12, 1993).
10.19	Revlon Executive Severance Policy, as amended July 1, 2002 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2002 Form 10-K).
10.20	Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the "MacAndrews Support Agreement") (incorporated by reference to Exhibit 10.23 to the Revlon, Inc. February 12, 2004 Form 8-K).
10.21	Amendment, dated as of February 20, 2004, to the MacAndrews Support Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 23, 2004 (the "Revlon, Inc. February 23, 2004 Form 8-K")).
10.22	Amendment, dated as of March 24, 2004, to the MacAndrews Support Agreement (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on March 26, 2004 (the "Revlon, Inc. March 26, 2004 Form 8-K")).
10.23	Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and Fidelity (as amended, the "Fidelity Support Agreement") (incorporated by reference to Exhibit 10.24 of Revlon, Inc. February 12, 2004 Form 8-K).
10.24	Amendment, dated as of February 20, 2004, to the Fidelity Support Agreement (incorporated by reference to Exhibit 10.28 to the Revlon, Inc. February 23, 2004 Form 8-K).
10.25	Amendment, dated as of March 24, 2004, to the Fidelity Support Agreement (incorporated by reference to Exhibit 10.32 to the Revlon, Inc. March 26, 2004 Form 8-K).
10.26	2004 Senior Unsecured Line of Credit Agreement, dated as of July 9, 2004, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2004 filed with the Commission on August 16, 2004).
10.27	Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity (incorporated by reference to Exhibit 10.29 to the Revlon, Inc. February 23, 2004 Form 8-K).
10.28	Investment Agreement, dated as of February 5, 2003, among Revlon, Inc., Products Corporation and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003).
10.29	Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the "2004 Investment Agreement") (incorporated by reference to Exhibit 10.30 of the Revlon, Inc. February 23, 2004 Form 8-K).
10.30	Amendment, dated as of March 24, 2004, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.33 to the Revlon, Inc. March 26, 2004 Form 8-K).
*10.31	Second Amendment, dated as of March 7, 2005, to the 2004 Investment Agreement.
21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.

23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by Howard Gittis.
*24.3	Power of Attorney executed by Donald G. Drapkin.
*24.4	Power of Attorney executed by Alan S. Bernikow.
*24.5	Power of Attorney executed by Paul J. Bohan.
*24.6	Power of Attorney executed by Meyer Feldberg.
*24.7	Power of Attorney executed by Edward J. Landau.
*24.8	Power of Attorney executed by Linda Gosden Robinson.
*24.9	Power of Attorney executed by Kenneth L. Wolfe.
*31.1	Certification of Jack L. Stahl, Chief Executive Officer, dated March 10, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Thomas E. McGuire, Chief Financial Officer, dated March 10, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Jack L. Stahl, Chief Executive Officer, dated March 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Thomas E. McGuire, Chief Financial Officer, dated March 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.

* Filed herewith.

REVLON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 9, 2005

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$120.8	$56.5
Trade receivables, less allowances of $19.0 and $19.4 as of December 31, 2004 and 2003, respectively	200.6	182.5
Inventories	154.7	142.7
Prepaid expenses and other	69.7	33.9
Total current assets	545.8	415.6
Property, plant and equipment, net	118.7	132.1
Other assets	149.9	158.4
Goodwill, net	186.1	186.1
Total assets	$1,000.5	$892.2
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Short-term borrowings — third parties	$36.6	$28.0
Current portion of long-term debt — third parties	10.5	—
Accounts payable	95.2	97.4
Accrued expenses and other	283.2	321.9
Total current liabilities	425.5	447.3
Long-term debt — third parties	1,308.2	1,723.3
Long-term debt — affiliates	—	146.2
Other long-term liabilities	286.7	301.0
Stockholders' deficiency:
Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 0 and 546 shares of Series A Preferred Stock issued and outstanding as of December 31, 2004 and 2003, respectively	—	54.6
Preferred stock, par value $.01 per share; 20,000,000 shares authorized, 0 and 4,333 shares of Series B Preferred Stock issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
Class B Convertible Common Stock, par value $.01 per share; 200,000,000 shares authorized, 31,250,000 issued and outstanding as of December 31, 2004 and 2003, respectively	0.3	0.3
Class A Common Stock, par value $.01 per share; 900,000,000 and 350,000,000 shares authorized and 344,592,944 and 40,178,451 shares issued and outstanding as of December 31, 2004 and 2003, respectively	3.4	0.4
Additional paid-in-capital (capital deficiency)	771.4	(139.0)
Accumulated deficit	(1,658.2)	(1,515.7)
Deferred compensation	(12.5)	(4.2)
Accumulated other comprehensive loss	(124.3)	(122.0)
Total stockholders' deficiency	(1,019.9)	(1,725.6)
Total liabilities and stockholders' deficiency	$1,000.5	$892.2

See Accompanying Notes to Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,297.2	$1,299.3	$1,119.4
Cost of sales	485.3	501.1	503.7
Gross profit	811.9	798.2	615.7
Selling, general and administrative expenses	717.6	770.9	717.0
Restructuring costs and other, net	5.8	6.0	13.6
Operating income (loss)	88.5	21.3	(114.9)
Other expenses (income):
Interest expense	130.8	174.5	159.0
Interest income	(4.8)	(4.3)	(3.5)
Amortization of debt issuance costs	8.2	8.9	7.7
Foreign currency (gains) losses, net	(5.2)	(5.0)	1.4
Loss on sale of brand and facilities, net	—	—	1.0
Loss on early extinguishment of debt	90.7	—	—
Miscellaneous, net	2.0	0.5	1.2
Other expenses, net	221.7	174.6	166.8
Loss before income taxes	(133.2)	(153.3)	(281.7)
Provision for income taxes	9.3	0.5	4.8
Net loss	$(142.5)	$(153.8)	$(286.5)
Basic and diluted loss per common share:
Net loss per common share	$(0.47)	$(2.47)	$(5.36)
Weighted average number of common shares outstanding:
Basic and diluted	301,053,334	62,327,726	53,461,796

See Accompanying Notes to Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital (Capital Deficiency)	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency
Balance, January 1, 2002	$54.6	$0.5	$(192.6)	$(1,075.4)	$(8.1)	$(61.1)	$(1,282.1)
Amortization of deferred compensation					1.7		1.7
Comprehensive loss:
Net loss				(286.5)			(286.5)
Adjustment for minimum pension liability						(67.5)	(67.5)
Revaluation of foreign currency forward exchange contracts						(0.1)	(0.1)
Currency translation adjustment						(4.0)	(4.0)
Total comprehensive loss							(358.1)

Balance, December 31, 2002	54.6	0.5	(192.6)	(1,361.9)	(6.4)	(132.7)	(1,638.5)
Net proceeds from 2003 Rights Offering (See Note 9)		0.2	46.7				46.9
Reduction of liabilities assumed from indirect parent			6.9 (a)				6.9
Amortization of deferred compensation					2.2		2.2
Comprehensive loss:
Net loss				(153.8)			(153.8)
Adjustment for minimum pension liability						1.5	1.5
Revaluation of foreign currency forward exchange contracts						(1.4)	(1.4)
Currency translation adjustment						10.6	10.6
Total comprehensive loss							(143.1)

Balance, December 31, 2003	54.6	0.7	(139.0)	(1,515.7)	(4.2)	(122.0)	(1,725.6)
Common stock issued in exchange for debt, accrued interest and preferred stock (b)	(54.6)	3.0	879.3				827.7
Reduction of liabilities assumed from indirect parent			16.4 (a)				16.4
Stock-based compensation			14.7		(14.7)		—
Amortization of deferred compensation					6.4		6.4
Comprehensive loss:
Net loss (b)				(142.5)			(142.5)
Adjustment for minimum pension liability						(1.6)	(1.6)
Revaluation of foreign currency forward exchange contracts						(1.3)	(1.3)
Currency translation adjustment						0.6	0.6
Total comprehensive loss							(144.8)
Balance, December 31, 2004	$—	$3.7	$771.4	$(1,658.2)	$(12.5)	$(124.3)	$(1,019.9)

(a)	During 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9 of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Revlon Consumer Products Corporation in connection with the transfer agreements related to Revlon Consumer Products Corporation's formation in 1992. During 2004, the Company resolved various state and federal tax audits and determined that certain tax liabilities assumed by Revlon Consumer Products Corporation in connection with transfer agreements related to Revlon Consumer Products Corporation's formation in 1992 were no longer probable. As a result, $16.4 was recorded directly to capital deficiency. (See Note 16).

(b)	The changes in Preferred Stock, Common Stock, Additional Paid-in-Capital (Capital Deficiency) and a portion of Accumulated Deficit are a result of the consummation of the Revlon Exchange Transactions. (See Note 9).

See Accompanying Notes to Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142.5)	$(153.8)	$(286.5)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	106.1	107.6	114.6
Amortization of debt discount	1.8	3.1	2.6
Stock compensation amortization	6.4	2.2	1.7
Loss on early extinguishment of debt	77.3	—	—
Loss on sale of brand and certain assets, net	—	—	1.0
Change in assets and liabilities, net of acquisitions and dispositions:
(Increase) decrease in trade receivables	(12.1)	40.2	(9.4)
(Increase) decrease in inventories	(7.8)	(5.7)	30.3
(Increase) decrease in prepaid expenses and other current assets	(22.3)	2.9	3.7
(Decrease) increase in accounts payable	(4.4)	0.5	6.3
(Decrease) increase in accrued expenses and other current liabilities	(31.6)	(80.0)	98.4
Purchase of permanent displays	(56.0)	(72.9)	(66.2)
Other, net	(9.1)	(10.5)	(8.8)
Net cash used for operating activities	(94.2)	(166.4)	(112.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.9)	(28.6)	(16.0)
Sale of marketable securities	—	—	1.8
Proceeds from the sale of brand and certain assets	—	5.3	—
Net cash used for investing activities	(18.9)	(23.3)	(14.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings — third parties	6.0	(1.6)	8.0
Proceeds from the issuance of long-term debt — third parties	1,136.2	233.1	175.6
Repayment of long-term debt — third parties, including premiums	(960.2)	(239.3)	(73.0)
Proceeds from the issuance of long-term debt — affiliates	42.4	178.1	—
Repayment of long-term debt — affiliates	(19.5)	(62.6)	—
Net proceeds from the 2003 Rights Offering	—	46.9	—
Issuance of Series C preferred stock	—	50.0	—
Redemption of Series C preferred stock	—	(50.0)	—
Payment of financing costs	(30.4)	(3.5)	(0.3)
Net cash provided by financing activities	174.5	151.1	110.3
Effect of exchange rate changes on cash and cash equivalents	2.9	9.3	(1.3)
Net increase (decrease) in cash and cash equivalents	64.3	(29.3)	(17.5)
Cash and cash equivalents at beginning of period	56.5	85.8	103.3
Cash and cash equivalents at end of period	$120.8	$56.5	$85.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$133.9	$160.8	$155.2
Income taxes, net of refunds	11.1	6.7	3.6
Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest to Class A Common Stock	$813.8	$—	$—
Exchange and conversion of Series A and Series B Preferred Stock to Class A Common Stock	54.6	—	—
Reduction of liabilities assumed from indirect parent	16.4	6.9	—

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

Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and its only material asset has been all of the outstanding capital stock of Products Corporation. As such, its net (loss) income has historically consisted predominantly of the net (loss) income of Products Corporation, and in 2004, 2003 and 2002 included approximately $1.2, $1.2 and $5.9, respectively, in expenses incidental to being a public holding company.

The Company is an indirectly majority-owned subsidiary of MacAndrews & Forbes Holdings Inc., formerly known as Mafco Holdings Inc., a corporation wholly owned by Ronald O. Perelman ("MacAndrews & Forbes Holdings" and, together with its affiliates, "MacAndrews & Forbes").

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

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $79.0 and $30.6 as of December 31, 2004 and 2003, respectively.

In accordance with borrowing arrangements with certain financial institutions, the Company is permitted to borrow against its cash balances. The unrestricted cash available to the Company is the net of the cash position less amounts supporting these short-term borrowings. The cash balances and related borrowings are shown gross in the Company's Consolidated Balance Sheets. As of December 31, 2004 and 2003, the Company had $36.2 and $27.9, respectively, of cash supporting such short-term borrowings. (See Note 8 to the Consolidated Financial Statements).

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2004 and 2003. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received. At December 31, 2004 and 2003, the Company's three largest customers accounted for an aggregate of approximately 43% and 37% of outstanding accounts receivable.

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

Included in other assets are net permanent wall displays amounting to approximately $94.2 and $98.6 as of December 31, 2004 and 2003, respectively, which are amortized over 3 to 5 years. Beginning in the first quarter of 2002, the Company decided to roll out new permanent wall displays, replacing existing permanent wall displays at an accelerated rate. As a result, the useful lives of those permanent wall displays to be replaced were shortened to their new estimated useful lives, resulting in accelerated amortization of approximately $11 during 2002. The cost of the new wall displays will be amortized over a 3-year life. The Company has included in other assets net costs related to the issuance of its debt instruments amounting to approximately $31.6 and $23.0 as of December 31, 2004 and 2003, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included in other assets trademarks, net, of $7.8 and $7.5 as of December 31, 2004 and 2003, respectively, and patents, net, of $3.2 and $3.9 as of December 31, 2004 and 2003, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 to 17 years. Amortization expense for patents and trademarks for 2004, 2003 and 2002 was $1.8, $1.8 and $2.0, respectively. The Company's intangible assets other than goodwill continue to be subject to amortization, which is anticipated to be approximately $1.6 annually through December 31, 2009.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally represent goodwill, which represents the excess purchase price over the fair value of assets acquired. In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company adopted the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company performed a transitional goodwill impairment test as required and determined that no goodwill impairment existed at January 1, 2002. The Company performs its annual impairment test of goodwill as of September 30 and performed the annual test as of September 30, 2004, 2003 and 2002 and concluded that no impairment existed. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value as measured by, among other factors, its market capitalization to its net assets and since the fair value was substantially greater than the net assets, the Company concluded that there was no impairment of goodwill.

The Company has also evaluated the lives of all of its intangible assets. As a result of this evaluation, the Company has determined that none of its intangible assets, other than goodwill, have indefinite lives and that the existing useful lives are appropriate. The amount outstanding for goodwill, net, was $186.1 at December 31, 2004 and December 31, 2003. Accumulated amortization aggregated $117.3 at December 31, 2004 and 2003. Amortization of goodwill ceased on January 1, 2002 upon adoption of Statement 142. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over 40 years.

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, new product launches and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and to inventories. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations. Revenues derived from licensing arrangements, including any prepayments, are recognized in the period in which they become due and payable but not before the license term commences.

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

Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for federal income tax purposes, were included in the affiliated group of which MacAndrews & Forbes Holdings was the common parent, and Revlon, Inc.'s and its U.S. subsidiaries, including Products Corporation federal taxable income and loss was through the period ended March 25, 2004 included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. As a result of the Revlon Exchange Transactions (as hereinafter defined) (See Note 9 to the Consolidated Financial Statements), as of the end of the day on March 25, 2004, Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, are no longer included in the MacAndrews & Forbes Holdings consolidated group for federal income tax purposes.

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

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2004, 2003 and 2002 were $24.0, $25.4 and $23.3, respectively.

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

Basic and Diluted Loss per Common Share and Classes of Stock:

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted shares and outstanding stock options using the treasury stock method. Options to purchase 30,781,700, 7,707,600 and 7,886,100 shares of common stock with weighted average exercise prices of $4.66, $10.66 and $12.83, respectively, were outstanding at December 31, 2004, 2003 and 2002, respectively. Additionally, 5,725,000, 1,970,000 and 2,005,000 shares of unvested restricted stock were outstanding as of December 31, 2004, 2003 and 2002 respectively. Because the Company incurred losses in 2004, 2003 and 2002, these shares are excluded from the calculation of diluted loss per common share as their effect would be antidilutive.

For each period presented, the amount of loss used in the calculation of diluted loss per common share was the same as the amount of loss used in the calculation of basic loss per common share.

Upon consummation of the 2003 Rights Offering (as hereinafter defined), the fair value, based on the NYSE closing price of Revlon, Inc.'s Class A Common Stock (as hereinafter defined), was more than the subscription price. Accordingly, basic and diluted loss per common share for all periods prior to the 2003 Rights Offering have been restated to reflect the stock dividend of 1,262,328 shares of Revlon, Inc.'s Class A Common Stock.

Stock-Based Compensation:

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Class A Common Stock at the date of the grant over the amount an employee must pay to acquire such stock.

The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statements No. 123", which is more fully described in Note 14 to the Consolidated Financial Statements:

	Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(142.5)	$(153.8)	$(286.5)
Add: Stock-based employee compensation included in reported net loss	5.2	2.2	1.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(30.3)	(7.7)	(6.9)
Pro forma net loss	$(167.6)	$(159.3)	$(291.7)
Basic and diluted loss per common share:
As reported	$(0.47)	$(2.47)	$(5.36)
Pro forma	$(0.56)	$(2.56)	$(5.46)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Derivative Financial Instruments:

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, as amended by SFAS No. 149. The standard requires the recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded as a component of other comprehensive income (loss) and recognized in earnings when the hedged transaction is recognized in earnings. Any ineffective portion (representing the extent that the change in fair value of the hedges does not completely offset the change in the anticipated net payments being hedged) is recognized in earnings as it occurs. If a derivative instrument designated as a hedge is terminated, the unrecognized fair value of the hedge previously recorded in accumulated other comprehensive income (loss) is recognized in earnings when the hedged transaction is recognized in earnings. If the transaction being hedged is terminated, the unrecognized fair value of the Company's related hedge instrument is recognized in earnings at that time.

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

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. During 2004, 2003 and 2002, net derivative losses of $1.5, $1.5 and $0.6, respectively, were reclassified to the Statement of Operations. The notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2004 and 2003 was $31.5 and $8.3, respectively. The fair value of the foreign currency forward exchange contracts outstanding at December 31, 2004 and 2003 was $(2.3) and $(0.8), respectively, and is recorded in Accrued expenses and other in the accompanying Consolidated Balance Sheets. The Company had accumulated net derivative losses of $2.7 in other comprehensive loss as of December 31, 2004, related to cash flow hedges, all of which will be reclassified into earnings within 12 months. The amount of the hedges' ineffectiveness for the years ended December 31, 2004 and 2003 recorded in the Consolidated Statements of Operations was not significant.

Advertising and Promotion:

Costs associated with advertising and promotion are expensed when incurred. The costs of promotional displays are expensed in the period in which they are shipped to customers. Television advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $225.2, $251.4 and, $210.2 for 2004, 2003 and 2002, respectively, and were included in SG&A expenses in the Company's Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs and slotting fees are expensed as incurred and are netted against revenues on the Company's Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with distribution are expensed within SG&A when incurred. Distribution costs were $62.0, $60.4 and $56.5 for 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," an amendment to FASB Statements Nos. 123 and 95 ("SFAS No. 12(R)"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 12(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material impact on the Company's consolidated results of operations and earnings per share. The Company is currently evaluating the impact of SFAS 123(R) and has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether its adoption will result in amounts in future periods that are similar to the Company's current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The provisions of this statement will be applied prospectively. The Company is currently evaluating the impact of SFAS No. 153 and does not expect that the adoption of SFAS No. 153 will have a material impact on its consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and handling cost be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151 but does not expect that it will have a material impact on its consolidated results of operations and financial condition.

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Medicare Act. FSP No. 106-2, which requires measurement of the Accumulated Postretirement Benefit Obligation ("APBO") and net periodic postretirement benefit cost to reflect the effects of the Medicare Act, supercedes FSP 106-1. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. Adoption of FSP 106-2 did not have a material impact on the Company's consolidated results of operations and financial condition.

2.    Restructuring Costs and Other, Net

During 2004 the Company recorded net charges of $5.8 primarily for employee severance and other personnel benefits for 42 employees in connection with realignments within several departmental functions and international operations, as to which 32 employees had been terminated as of December 31, 2004. In 2003, the Company recorded separate charges of $5.9 for employee severance and other personnel benefits for 421 employees in certain International operations, as to which 366 employees had been terminated as of December 31, 2004.

During 2003 and 2002, the Company recorded a charge of $0.1 and $13.6 related to the 2000 restructuring program, principally for additional employee severance and other personnel benefits and relocation and other costs related to the consolidation of the Company's worldwide operations.

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

Details of the activity described above during 2004, 2003 and 2002 are as follows:

	Balance Beginning of Year	Expenses, Net	Utilized, Net		Balance End of Year
			Cash	Noncash
2004
Employee severance and other personnel benefits:
2000 program	$1.8	$—	$(1.8)	$—	$—
2003 program	5.0	0.1	(2.4)	0.4	3.1
2004 program	—	5.9	(0.8)	—	5.1
	6.8	6.0	(5.0)	0.4	8.2
Leases and equipment write-offs	2.2	(0.2)	0.6	0.3	2.9
	$9.0	$5.8	$(4.4)	$0.7	$11.1
2003
Employee severance and other personnel benefits:
2000 program	$7.0	$—	$(5.2)	$—	$1.8
2003 program	—	5.9	(0.9)	—	5.0
	7.0	5.9	(6.1)	—	6.8
Relocation	—	0.1	(0.1)	—	—
Leases and equipment write-offs	3.9	—	(1.7)	—	2.2
Other obligations	0.9	—	—	(0.9)	—
	$11.8	$6.0	$(7.9)	$(0.9)	$9.0
2002
Employee severance and other personnel benefits	$15.1	$10.1	$(18.2)	$—	$7.0
Relocation	—	0.6	(0.6)	—	—
Leases and equipment write-offs	7.4	1.7	(4.9)	(0.3)	3.9
Other obligations	0.3	1.2	(0.6)	—	0.9
	$22.8	$13.6	$(24.3)	$(0.3)	$11.8

As of December 31, 2004, 2003 and 2002, the unpaid balance of the restructuring costs and other, net for reserves are included in accrued expenses and other and other long-term liabilities in the Company's Consolidated Balance Sheets. The remaining balance at December 31, 2004 for employee severance and other personnel benefits is $8.2, of which $6.7 is expected to be paid by the end of 2005 and the remaining lease and equipment obligations of $2.9 are expected to be paid by the end of 2008.

3.    Dispositions

Described below are the principal sales of certain brands and facilities entered into by Products Corporations during 2004, 2003 and 2002:

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

4.    Inventories

	December 31,
	2004	2003
Raw materials and supplies	$48.1	$48.3
Work-in-process	12.2	11.6
Finished goods	94.4	82.8
	$154.7	$142.7

5.    Prepaid Expenses and Other

	December 31,
	2004	2003
Prepaid expenses	$35.4	$22.9
Note receivable (See Note 11)	15.9	—
Other	18.4	11.0
	$69.7	$33.9

6.    Property, Plant and Equipment, Net

	December 31,
	2004	2003
Land and improvements	$2.3	$2.2
Buildings and improvements	84.1	82.8
Machinery and equipment and capitalized leases	144.3	135.1
Office furniture and fixtures and capitalized software	113.6	109.5
Leasehold improvements	17.4	12.5
Construction-in-progress	7.8	10.5
	369.5	352.6
Accumulated depreciation	(250.8)	(220.5)
	$118.7	$132.1

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $34.0, $33.7 and $34.5, respectively. The Company has evaluated its management information systems and determined,

among other things, to upgrade its systems. As a result of this decision, certain existing information systems are being amortized on an accelerated basis. The additional amortization recorded in 2004 and 2003 was $4.3 and $4.6, respectively.

7.    Accrued Expenses and Other

	December 31,
	2004	2003
Sales returns and allowances	$103.3	$103.4
Advertising and promotional costs	45.5	52.3
Compensation and related benefits	56.9	65.7
Interest	20.9	40.7
Taxes, other than federal income taxes	13.0	9.3
Restructuring costs	7.6	6.4
Other	36.0	44.1
	$283.2	$321.9

8.    Short-term Borrowings

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2004 Credit Agreement (as hereinafter defined)) aggregating $36.6 and $28.0 at December 31, 2004 and 2003, respectively. The weighted average interest rate on short-term borrowings outstanding at December 31, 2004 and 2003 was 4.2% and 4.0%, respectively. Under these short-term borrowing arrangements, the Company is permitted to borrow against its cash balances. The cash balances and related borrowings are shown gross in the Company's Consolidated Balance Sheets. As of December 31, 2004 and 2003, the Company had $36.2 and $27.9, respectively, of cash supporting such short-term borrowings. Interest rates on these cash balances at December 31, 2004 and 2003 ranged from 0.5% to 4.5% and 0.6% to 4.7%, respectively.

9.    Long-term Debt

	December 31,
	2004	2003
2001 Credit Agreement due 2005 (a)	$—	$217.3
2004 Credit Agreement (a):
Term Loan Facility due 2010	800.0	—
Multi-Currency Facility due 2009	—	—
8 1/8% Senior Notes due 2006 (b)	116.2	249.8
9% Senior Notes due 2006 (c)	75.5	250.0
8 5/8% Senior Subordinated Notes due 2008 (d)	327.0	649.9
12% Senior Secured Notes due 2005 (e)	—	356.3
2004 Consolidated MacAndrews & Forbes Line of Credit (f)	—	—
12% Senior Unsecured Multiple-Draw Term Loan due 2005 (f)	—	106.6
8% MacAndrews & Forbes Line of Credit due 2005 (f)	—	15.5
Advances from affiliates	—	24.1
	1,318.7	1,869.5
Less current portion	(10.5)	—
	$1,308.2	$1,869.5

The Company completed two significant financing transactions during 2004: (i) Revlon, Inc. exchanged approximately $804 of Product Corporation's debt, $54.6 of Revlon, Inc. preferred stock and $9.9 of accrued interest for 299,969,493 shares of Class A Common Stock (the "Revlon Exchange

Transactions") and (ii) Products Corporation entered into the 2004 Credit Agreement, consisting of an $800 term loan facility and a $160 asset-based multi-currency revolving credit facility, and used the proceeds to refinance its 2001 Credit Agreement (as hereinafter defined) and to complete a tender offer and subsequent redemption of all of its 12% Senior Secured Notes due 2005. See discussion below.

(a) On July 9, 2004, Products Corporation entered into a credit agreement (the "2004 Credit Agreement") to refinance the credit agreement that it had entered into in 2001 and which was to mature in May 2005 (the "2001 Credit Agreement"). Products Corporation entered into the 2004 Credit Agreement with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, whose individual members change from time to time, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. The 2004 Credit Agreement provides up to $960.0 and consists of an $800.0 term loan facility (the "Term Loan Facility") and a $160.0 asset-based multi-currency revolving credit facility (the "Multi-Currency Facility"), collectively referred to as the "2004 Credit Facilities". Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 subject to certain exceptions and subject to the lenders' agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0 and (iv) Products Corporation and certain of its international subsidiaries in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"), in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment from time to time. If the value of the eligible assets is not sufficient to support the $160.0 borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation's ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation's compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Facilities will terminate on October 31, 2005 if Products Corporation's 8 1/8% Senior Notes are not repaid, redeemed, repurchased or defeased in full as provided in the 2004 Credit Agreement on or before such date, on July 31, 2006 if Products Corporation's 9% Senior Notes are not repaid, redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes are not repaid, redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remains outstanding (as each such series of notes is hereinafter defined). In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. failed to undertake an approximately $110.0 equity offering and transfer the net proceeds of such offering to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006.

In March 2005, Revlon, Inc. and MacAndrews & Forbes amended MacAndrews & Forbes' obligation under the 2004 Investment Agreement (as hereinafter defined) to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and, therefore, Revlon, Inc. uses an equity offering to effect such refinancing. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," $107.7 (being $109.7, less estimated future transaction costs) of the 8 1/8% Senior Notes have been classified as long-term due to such amendment to the 2004 Investment Agreement.

The 2004 Credit Agreement replaced Products Corporation's 2001 Credit Agreement, which was due to expire on May 30, 2005. Products Corporation's EBITDA (as defined in the 2001 Credit Agreement) for the four consecutive fiscal quarters ended December 31, 2003 was less than the minimum of $230 required under the 2001 Credit Agreement for that period and the Company's leverage ratio was 1.66:1.00, which was in excess of the maximum ratio of 1.10:1.00 permitted under the 2001 Credit Agreement for that period. Accordingly, Products Corporation sought and on January 28, 2004 secured waivers of compliance with these covenants for the four quarters ended December 31, 2003. In light of the Company's expectation that its plan would affect Products Corporation's ability to comply with these covenants during 2004, Products Corporation also secured an amendment to eliminate the EBITDA and leverage ratio covenants under the 2001 Credit Agreement for the first three quarters of 2004 and a waiver of compliance with such covenants for the four quarters ending December 31, 2004, expiring on January 31, 2005 (the "January 2004 Bank Amendment"). In July 2004, the 2001 Credit Agreement was repaid and refinanced with the 2004 Credit Agreement. In connection with the replacement and repayment of the 2001 Credit Agreement, the Company recorded a loss on early extinguishment of debt of $4.3, which represents the write-off of deferred financing costs.

Products Corporation used the proceeds of borrowings under the 2004 Credit Agreement to repay in full the $290.5 of outstanding indebtedness (including accrued interest) under Products Corporation's 2001 Credit Agreement, to purchase and redeem a total of $363 principal amount of the 12% Senior Secured Notes (as hereinafter defined) for $412.3 (including the applicable premium and accrued interest), and to pay fees and expenses incurred in connection with the 2004 Credit Agreement, the purchase and redemption of the 12% Senior Secured Notes and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that Products Corporation launched in May 2004 but did not consummate. The balance of such proceeds is available to Products Corporation for general corporate purposes.

Borrowings under the Multi-Currency Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.50%; or (B) the Eurodollar Rate plus 2.50%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.50%. The loans under the Term Loan Facility bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 5.00%; or (B) the Eurodollar Rate plus 6.00%. At December 31, 2004, the weighted average rate for borrowings under the Term Loan Facility was 8.0%. Products Corporation pays to those lenders under the Multi-Currency Facility a commitment fee of 0.50% of the average daily unused portion of the Multi-Currency Facility, which fee is payable quarterly in arrears. Under the Multi-Currency Facility, Products Corporation pays (i) to foreign lenders a fronting fee of 0.25% per annum on the aggregate principal amount of specified Local Loans (which fee is retained by the foreign lenders out of the portion of the Applicable Margin payable to such foreign lender), (ii) to foreign lenders an administrative fee of 0.25% per annum on the aggregate principal amount of specified Local Loans, (iii) to the multi-currency lenders a letter of credit commission equal to (a) the Applicable Margin for revolving credit loans that are Eurodollar Rate loans (adjusted for the term that the letter of credit is outstanding) times (b) the aggregate undrawn face amount of letters of credit and (iv) to the issuing lender a letter of credit fronting fee of 0.25% per annum of the aggregate undrawn face amount of letters of credit, which fee is a portion of the Applicable Margin.

Prior to the termination date of the Term Loan Facility, on October 15, January 15, April 15 and July 15 of each year (commencing October 15, 2005) Products Corporation shall repay $2.0 in aggregate principal amount of the term loans outstanding under the Term Loan Facility on each respective date. In addition, the loans under the Term Loan Facility are required to be prepaid with: (i) the net proceeds in excess of $10.0 each year (subject to limited carryover to subsequent years) received during such year from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (and in excess of an additional $25.0 in the aggregate during the term of the 2004 Credit Facilities with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain net proceeds from equity offerings by Revlon, Inc. that are not used to redeem, repurchase or defease the 8 1/8% Senior Notes, the 9% Senior Notes, the 8 5/8% Senior Subordinated Notes or certain other indebtedness, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt and (iv) 50% of Products Corporation's Excess Cash Flow (as defined in the 2004 Credit Agreement) for any fiscal year.

The 2004 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, the domestic subsidiaries of Products Corporation. The obligations of Products Corporation under the 2004 Credit Facilities and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the subsidiary guarantors, including (i) mortgages on owned real property, including Products Corporation's facilities in Oxford, North Carolina and Irvington, New Jersey; (ii) the capital stock of Products Corporation and the subsidiary guarantors and 66% of the capital stock of Products Corporation's and the subsidiary guarantors' first-tier foreign subsidiaries; (iii) intellectual property and other intangible property of Products Corporation and the subsidiary guarantors; and (iv) inventory, accounts receivable, equipment, investment property and deposit accounts of Products Corporation and the subsidiary guarantors. The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the Multi-Currency Facility on a first priority basis and the Term Loan Facility on a second priority basis, while the liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the "Term Loan First Lien Collateral") secure the Term Loan Facility on a first priority basis and the Multi-Currency Facility on a second priority basis, all as set forth in an Intercreditor and Collateral Agency Agreement by and among Products Corporation and the lenders, which also provides that the first priority liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines, provided that to the extent such obligations and lines share in the collateral, the borrowing base is reduced by a reserve established from time to time by the bank agent in respect of such obligations and lines.

The 2004 Credit Agreement contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to finance the actual payment by Revlon, Inc. of expenses and obligations incurred by Revlon, Inc. to enable Revlon, Inc. to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as the Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), and, subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such, (iii) creating liens or other encumbrances on Products Corporation's or its subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its subsidiaries' assets, all subject to certain limited exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions (including, without limitation, prepaying one or more of the 8 1/8% Notes, 9% Notes or 8 5/8% Senior Subordinated Notes with the proceeds of certain equity offerings, including the approximately $110 equity offering to be conducted by Revlon, Inc. prior to March 31, 2006 and to be back-stopped by MacAndrews & Forbes up to such amount, or with certain permitted refinancing indebtedness), (vi) making investments, subject to certain exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 for a period of 30 consecutive days or more, requiring Products

Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. The Company was in compliance with these covenants at December 31, 2004. (See Subsequent Event in Note 20 to the Consolidated Financial Statements.)

The events of default under the 2004 Credit Agreement include customary events of default for such types of agreements, including (i) nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period; (ii) non-compliance with the covenants in the 2004 Credit Agreement or the ancillary security documents, subject in certain instances to grace periods; (iii) the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation's subsidiaries or Revlon, Inc., subject in certain instances to grace periods; (iv) default by Revlon, Inc., or any of its subsidiaries (y) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 in aggregate principal amount or (z) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 in aggregate principal amount, or the occurrence of any other event, the effect of which default or other event is to cause or permit the holders of such debt to cause the acceleration of payment of such debt; (v) the failure by Products Corporation, certain of Products Corporation's subsidiaries or Revlon, Inc., to pay certain material judgments; (vi) a change of control such that (w) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation's capital stock, (x) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to "control" Products Corporation, and any other person or group or persons owns more than 25% of the total voting power of Revlon, Inc., (y) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall "control" Products Corporation or (z) the current directors serving on Products Corporation's Board of Directors (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors; (vii) the failure by Revlon, Inc. (y) to conduct an approximately $110.0 million equity offering and to transfer the net proceeds of such offering to Products Corporation to reduce its outstanding indebtedness by March 31, 2006 or (z) to contribute to Products Corporation all of the net proceeds it receives from any other sale of its equity securities or Products Corporation's capital stock, subject to certain limited exception; (viii) the failure of any of Products Corporations's, its subsidiaries' or Revlon, Inc.'s representations or warranties in any of the documents entered into in connection with the 2004 Credit Agreement to be correct, true and not misleading in all material respects when made or confirmed; (ix) the conduct by Revlon, Inc., of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation's capital stock) or the incurrence of debt, in each case subject to limited exceptions; (x) MacAndrews & Forbes' failure to fund any binding commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit; and (xi) the failure of certain Products Corporation's affiliates which hold Products Corporation's or its subsidiaries' indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness.

(b) The 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") are senior unsecured obligations of Products Corporation and rank equally in right of payment with all existing and future senior debt of Products Corporation, including the 9% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

The 8 1/8% Senior Notes are due February 2006 and may be redeemed at the option of Products Corporation in whole or in part at any time on or after February 1, 2002 at the redemption prices set forth in the 8 1/8% Senior Notes indenture, plus accrued and unpaid interest, if any, to the date of redemption. The 2004 Credit Agreement requires that Products Corporation redeem, repurchase or defease in full on or before October 31, 2005 the 8 1/8% Senior Notes. Otherwise, the 2004 Credit Facilities will terminate and all amounts outstanding under the 2004 Credit Facilities will become due on such date. In 2004, approximately $133.8 principal amount of the 8 1/8% Senior Notes were exchanged for Class A Common Stock in the Revlon Exchange Transactions, as discussed below. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

Upon a change of control, as defined in the 8 1/8% Senior Notes indenture, Products Corporation will have the option to redeem the 8 1/8% Senior Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the applicable premium, as defined in the 8 1/8% Senior Notes indenture, and, subject to certain conditions, each holder of the 8 1/8% Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 1/8% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 8 1/8% Senior Notes indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 8 1/8% Senior Notes indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

(c) The 9% Senior Notes due 2006 (the "9% Senior Notes") are senior unsecured obligations of Products Corporation and rank equally in right of payment with all existing and future senior debt of Products Corporation, including the 8 1/8% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9% Senior Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1.

The 9% Senior Notes are due November 2006 and may be redeemed at the option of Products Corporation in whole or in part at any time on or after November 1, 2002 at the redemption prices set forth in the 9% Senior Notes indenture plus accrued and unpaid interest, if any, to the date of redemption. The 2004 Credit Agreement requires that Products Corporation redeem, repurchase or defease in full on or before July 31, 2006 the 9% Senior Notes. Otherwise, the 2004 Credit Facilities will terminate and all amounts outstanding under the 2004 Credit Facilities will become due on such date. In 2004, approximately $174.5 principal amount of the 9% Senior Notes were exchanged for Class A Common Stock in the Revlon Exchange Transactions, as discussed below.

Upon a change of control, as defined in the 9% Senior Notes indenture, Products Corporation will have the option to redeem the 9% Senior Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the applicable premium, as defined in the 9% Senior Notes indenture, and, subject to certain conditions, each holder of the 9% Senior Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 9% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 9% Senior Notes indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates and (vii) consolidations, mergers and transfers of all or substantially all Products Corporation's assets. The 9% Senior Notes indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

(d) The 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes") are general unsecured obligations of Products Corporation and are (i) subordinate in right of payment to all existing and future senior debt of Products Corporation, including the 9% Senior Notes, the 8 1/8% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit, (ii) rank equally in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) senior in right of payment to all future subordinated debt, if any, of Products Corporation. The 8 5/8% Senior Subordinated Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

The 8 5/8% Senior Subordinated Notes are due February 2008 and may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Senior Subordinated Notes indenture, plus accrued and unpaid interest, if any, to the date of redemption. The 2004 Credit Agreement requires that Products Corporation redeem, repurchase or defease on or before October 30, 2007 the 8 5/8% Senior Subordinated Notes such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remains outstanding. Otherwise, the 2004 Credit Facilities will terminate and all amounts outstanding under the 2004 Credit Facilities will become due on such date. In 2004, approximately $322.9 principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for Class A Common Stock in the Revlon Exchange Transactions, as discussed below.

Upon a Change of Control, as defined in the 8 5/8% Senior Subordinated Notes indenture, Products Corporation will have the option to redeem the 8 5/8% Senior Subordinated Notes in whole at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption, plus the applicable premium, as defined in the 8 5/8% Senior Subordinated Notes indenture, and, subject to certain conditions, each holder of the 8 5/8% Senior Subordinated Notes will have the right to require Products Corporation to repurchase all or a portion of such holder's 8 5/8% Senior Subordinated Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

(e) The 12% Senior Secured Notes due 2005 (the "12% Senior Secured Notes") were issued by Products Corporation pursuant to an indenture, dated as of November 26, 2001 among Products Corporation, the guarantors party thereto, including Revlon, Inc. as parent guarantor, and Wilmington Trust Company, as trustee. The 12% Senior Secured Notes were supported by guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation's domestic subsidiaries.

In July and August 2004, Products Corporation purchased and redeemed all of the $363.0 aggregate principal amount outstanding of its 12% Senior Secured Notes for a purchase price of approximately $412.3 (including the applicable premium and accrued interest). In connection with the tender for and redemption of the 12% Senior Secured Notes, the Company recorded a loss on early extinguishment of debt of $54.4, which represents the premium, fees, expenses and the write-off of deferred financing costs.

The indentures for the 8 1/8% Senior Notes, the 9% Senior Notes and the 8 5/8% Senior Subordinated Notes contain customary events of default for debt instruments of such type and each include a cross acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 and such default continues for 10 days after notice from the trustee under each such indenture. If any such event of default occurs, the trustee under each such indenture or the holders of at least 25% in principal amount of the outstanding notes under each such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under each such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under each such indenture.

(f) During 2003, MacAndrews & Forbes Inc. made available a $100 term loan to Products Corporation (the "MacAndrews & Forbes $100 million term loan") with a final maturity date of December 1, 2005 and interest on such loan of 12.0% was not payable in cash, but accrued and was added to the principal amount each quarter and was to be paid in full at final maturity. Additionally, MacAndrews & Forbes also provided Products Corporation with an additional $40 line of credit during 2003, which amount was originally to increase to $65 on January 1, 2004 (the "MacAndrews & Forbes $65 million line of credit" with the MacAndrews & Forbes $100 million term loan and the MacAndrews & Forbes $65 million line of credit sometimes being referred to as the "2003 MacAndrews & Forbes Loans") and which was originally to be available to Products Corporation through December 31, 2004 provided that the MacAndrews & Forbes $100 million term loan was fully drawn and the Company had consummated a $50 equity rights offering (the "2003 Rights Offering" pursuant to its February 2003 investment agreement with MacAndrews & Forbes Inc. (the "2003 Investment Agreement"). However, in connection with the January 2004 amendment to the 2001 Credit Agreement, Products Corporation and MacAndrews & Forbes agreed to extend the maturity of the MacAndrews & Forbes $65 million line of credit to June 30, 2005 and subject to the availability of funds under such line of credit to the condition that an aggregate principal amount of $100 be drawn under the 2004 MacAndrews & Forbes $125 million term loan (as hereinafter defined). In December 2003, Revlon, Inc. announced that its Board of Directors approved two loans from MacAndrews & Forbes Holdings, one to provide up to $100 (the "2004 MacAndrews & Forbes Loan"), if needed, to enable the Company to continue to implement and refine its plan, and the other to provide an additional $25 (the "$25 million MacAndrews & Forbes Loan") to be used for general corporate purposes. The 2004 MacAndrews & Forbes Loan and $25 million MacAndrews & Forbes Loan were consolidated into one term loan agreement (hereinafter referred to as the "2004 MacAndrews & Forbes $125 million term loan"). The 2004 MacAndrews & Forbes $125 million term loan was a senior unsecured multiple-draw term loan at an interest rate of 12% per annum and which was on substantially the same terms as the MacAndrews & Forbes $100 million term loan provided by MacAndrews & Forbes earlier in 2003, including that interest on such loans was not to be payable in cash, but was to accrue and be added to the principal amount each quarter and was to be paid in full at final maturity on December 1, 2005, provided that the final $25 million of such loan could have been repaid at the Company's option prior to December 1, 2005. On March 25, 2004, principal and accrued interest of $109.7 under the MacAndrews & Forbes $100 million term loan and $38.9 under the 2004 MacAndrews & Forbes $125 million term loan were converted into shares of Class A Common Stock in connection with the Revlon Exchange Transactions. See discussion below.

On July 9, 2004, Products Corporation and MacAndrews & Forbes entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the MacAndrews & Forbes $65 million line of credit and the 2004 MacAndrews & Forbes $125 million term loan (the latter as to which after the Revlon Exchange Transactions the total term loan availability was $87) into a single consolidated line of credit with availability of $152 (the "2004 Consolidated MacAndrews & Forbes Line of Credit"), the commitment under which reduces to $87 as of July 1, 2005 and terminates on December 1, 2005. Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under the 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement. Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, which on December 31, 2004 was 8.0%, provided, that at any time that the Eurodollar Base Rate under the 2004 Credit Agreement is equal to or greater than 3.0%, the applicable rate to loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect.

During 1992, Revlon Holdings (as hereinafter defined) made an advance of $25.0 to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Revlon Holdings to Products Corporation. In 2004, the balance of $24.1 was exchanged for Class A Common Stock in the Revlon Exchange Transactions as discussed below.

The aggregate amounts of contractual long-term debt maturities at December 31, 2004, in the years 2005 through 2009 and thereafter are $10.5, $191.2, $335.0, $8.0, $8.0 and $766.0, respectively.

Revlon Exchange Transactions

On February 11, 2004, Revlon, Inc. entered into agreements with Fidelity Management & Research Co. ("Fidelity") and MacAndrews & Forbes confirming that if Revlon, Inc. were to commence an offer to exchange or convert certain indebtedness of Products Corporation and Revlon, Inc. preferred stock for Class A Common Stock, Fidelity and MacAndrews & Forbes would tender, or cause to be tendered, certain indebtedness in the exchange. On February 12, 2004, Revlon, Inc. launched debt-for-equity exchange offers to exchange any and all of Products Corporation's outstanding 8 1/8% Senior Notes due 2006, 9% Senior Notes due 2006, and 8 5/8% Senior Subordinated Notes due 2008 (collectively, the "Revlon Exchange Notes") for shares of the Company's Class A Common Stock or, under certain conditions, cash.

Fidelity and MacAndrews & Forbes agreed to tender Product Corporation's outstanding notes at a ratio of 400 shares of Class A Common Stock for each one thousand dollars principal of 8 1/8% Senior Notes or 9% Senior Notes and 300 shares of Class A Common Stock for each one thousand dollars principal of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements allowed Fidelity the right to elect to receive cash or additional shares of Class A Common Stock for accrued interest on the notes tendered while MacAndrews & Forbes received Class A Common Stock for the accrued interest. Other holders were offered the opportunity to exchange their Revlon Exchange Notes for (i) shares of Class A Common Stock at the same exchange ratios or, under certain conditions, (ii) cash up to a maximum of $150 aggregate principal of tendered Revlon Exchange Notes, subject to proration, at $830 per one thousand dollars principal for the 8 1/8% Senior Notes, $800 per one thousand dollars principal for the 9% Senior Notes and $620 per $1,000 principal for the 8 5/8% Senior Subordinated Notes. Accrued interest was paid in cash or additional shares of Class A Common Stock, at the holder's option.

An aggregate of approximately $631.2 in outstanding notes, consisting of approximately $133.8 of 8 1/8% Senior Notes, approximately $174.5 of the 9% Senior Notes and approximately $322.9 of the 8 5/8% Senior Subordinated Notes were exchanged, along with the related accrued interest, for an aggregate of approximately 224.1 million shares of Class A Common Stock. These amounts included approximately $1.0 of 9% Senior Notes and $286.7 of 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and related entities and approximately $85.9 of 9% Senior Notes, approximately $77.8 of 8 1/8% Senior Notes and approximately $32.1 of 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity. No cash was paid for any principal amount of notes exchanged.

MacAndrews & Forbes also received Class A Common Stock for amounts outstanding as of the March 25, 2004 closing date under the MacAndrews & Forbes $100 million term loan (approximately $109.7, including accrued interest), the 2004 MacAndrews & Forbes $125 million term loan (approximately $38.9, including accrued interest) and approximately $24.1 in subordinated promissory notes. Amounts under the MacAndrews & Forbes $100 million term loan and 2004 MacAndrews & Forbes $125 million term loan were exchanged at 400 shares per thousand dollars exchanged for approximately 43.9 million shares and 15.6 million shares, respectively. Amounts under the subordinated promissory notes were exchanged at 300 shares per thousand dollars exchanged for approximately 7.2 million shares. Portions of the 2004 MacAndrews & Forbes $125 million term loan and the MacAndrews & Forbes $65 million line of credit not exchanged remained available to Products Corporation, subject to a borrowing limitation, which was subsequently eliminated.

REV Holdings LLC ("REV Holdings"), a wholly owned indirect subsidiary of MacAndrews & Forbes Holdings, owned all 546 shares of Revlon, Inc.'s outstanding Series A preferred stock with a par value of $0.01 per share and a liquidation preference of $54.6 ("Revlon, Inc. Series A Preferred Stock") and all 4,333 shares of Revlon, Inc.'s outstanding Series B convertible preferred stock, with a par value of $0.01 per share and which were convertible into 433,333 shares of Class A Common Stock ("Revlon, Inc. Series B Preferred Stock"). As part of the Revlon Exchange Transactions, REV Holdings exchanged each $1,000 of liquidation preference of Revlon, Inc. Series A Preferred Stock for 160 shares of Class A Common Stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted its shares of Revlon, Inc. Series B Preferred Stock into an aggregate of 433,333 shares of Class A Common Stock.

The consummation of the Revlon Exchange Transactions on March 25, 2004 resulted in (i) the reduction of debt, preferred stock and accrued interest of approximately $804 (as of such date), $54.6 and $9.9, respectively, resulting from the issuance of 299,969,493 shares of Class A Common Stock and (ii) resulted in a decrease to capital deficiency of $879.3, including $79.9 as a result of the exchange or conversion of debt and preferred stock by MacAndrews & Forbes, calculated as the difference between the market value on March 25, 2004 of the Class A Common Stock issued and the principal amount of debt and preferred stock exchanged or converted, together with accrued interest. Additionally, the Company recognized a loss on early extinguishment of debt of $32.0 for the write-off of unamortized debt issuance costs and debt discount, estimated fees and expenses and the difference between the market value on March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of debt exchanged by third parties (other than by MacAndrews & Forbes), together with accrued interest, of $15.5.

On February 20, 2004, Revlon, Inc. and Fidelity also entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; and (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.'s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). This Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock.

On February 20, 2004, Revlon, Inc. and MacAndrews & Forbes also entered into an investment agreement (the "2004 Investment Agreement") pursuant to which MacAndrews and Forbes committed to assisting the Company with its goal of reducing Products Corporation's indebtedness by an additional $200 in the aggregate by the end of 2004 and further by an additional $100 in the aggregate by March 2006. Pursuant to the 2004 Investment Agreement, MacAndrews & Forbes agreed, among other things, (i) to the extent that a minimum of $150 aggregate principal amount of notes were not tendered in the Revlon Exchange Transaction, to back-stop the exchange offers by subscribing for additional shares of Revlon, Inc.'s Class A Common Stock at a purchase price of $2.50 per share, to the extent of any shortfall, the proceeds of which would be used to reduce Products Corporation's outstanding indebtedness; (ii) to back-stop a rights offering in an amount necessary to meet the $200 aggregate debt reduction target by December 31, 2004, not to exceed $50 since at least $150 of debt reduction in the aggregate was ensured as a result of the MacAndrews & Forbes back-stop obligations discussed in (i) above; and (iii) to back-stop a rights offering in an amount necessary to meet the $300 aggregate debt reduction target by March 31, 2006, not to exceed $100 since at least $200 of debt reduction in the aggregate is ensured as a result of the back-stop obligations discussed in (i) and (ii) above (such equity offerings together with the Revlon Exchange Transactions are the "Debt Reduction Transactions"). In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock acquired by MacAndrews & Forbes Holdings will be deemed to be registerable securities.

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc.'s plan to launch a rights offering and use the proceeds to reduce Products Corporation's debt by a further $50 by year-end 2004 was reduced to $9.7, as a result of $190.3 of notes having been exchanged in excess of the notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 more than satisfied Revlon, Inc.'s plan to reduce debt by $150 in connection with the Revlon Exchange Transactions pursuant to the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 difference satisfied all but $9.7 of the Company's plan to reduce debt (in addition to the Revlon Exchange Notes) by a further $50 by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 rights offering would have been unduly disproportionate, Revlon, Inc.'s support and investment agreements with MacAndrews & Forbes and Fidelity relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 of debt reduction as part of the final stage of the Company's debt reduction plan. Therefore, Revlon, Inc. now intends to conduct an equity offering of approximately $110 by the end of March 2006 and to use such proceeds to reduce Products Corporation's debt. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the $110 equity offering. Under the 2004 Credit Agreement, unless Products Corporation refinances its 8 1/8% Senior Notes, with $116.1 aggregate principal amount outstanding, by October 31, 2005, the 2004 Credit Agreement would terminate on October 31, 2005. In March 2005, Revlon, Inc. and MacAndrews & Forbes Holdings amended the 2004 Investment Agreement by accelerating MacAndrews & Forbes Holdings' obligation to backstop a $109.7 equity offering to be conducted by Revlon, Inc. to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and, therefore, Revlon, Inc. uses an equity offering to effect such refinancing. (See "Subsequent Events" discussion in Note 20 to the Consolidated Financial Statements.)

The Company expects that operating revenues, cash on hand, and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2005, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above, the Company's debt service requirements and regularly scheduled pension contributions. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass market cosmetics category, adverse changes in currency, increased competition from the Company's competitors, changes in consumer purchasing habits, including with respect to shopping channels, or the Company's marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements.

The U.S. mass-market color cosmetics category during 2004 and 2003 was softer than the Company expected, declining by 2.5% in 2004 and 1.9% in 2003. Despite this softness in the U.S. mass-market color cosmetics category, based upon the Company's belief that its continued implementation of its plan is proving effective, the Company intends to continue to support its plan. Additionally, in the event of a decrease in demand for Products Corporation's products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, and/or increased returns or expenses associated with the continued implementation of, and refinement to, the Company's plan, exceed the Company's expectations, any such development, if significant, could reduce Products Corporation's operating profits and could adversely affect Products Corporation's ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending.

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs, restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company's other affiliates or third parties, selling additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in the Company's debt instruments, including, for example, market conditions being unfavorable for an equity or debt offering, additional capital contributions or loans not being available from affiliates or third parties or that the transactions may not be permitted under the terms of the Company's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or comply with its debt covenants if the actions do not generate a sufficient amount of additional capital.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan.

10.    Financial Instruments

The fair value of the Company's long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt (excluding amounts due to affiliates of $24.1 in 2003) at December 31, 2004 and 2003, respectively, was approximately $38.3 and $518.2 less than the carrying values of $1,318.7 and $1,845.4, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $17.0 and $22.3 (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2004 and 2003, respectively. Included in these amounts is $11.0 and $10.5, at December 31, 2004 and 2003, respectively, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11.    Income Taxes

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Holdings consolidated group (the "MacAndrews & Forbes Group") for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement (as hereinafter defined) will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. In June 1992, Revlon Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its 2004 Credit Agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement prohibits Products Corporation from making such tax sharing payments under the MacAndrews & Forbes Tax Sharing Agreement other than in respect of state and local income taxes. The MacAndrews & Forbes Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by MacAndrews & Forbes Holdings on December 31, 2005. As of December 31, 2004 and 2003, the outstanding balance of this note receivable was $15.9 and $14.2, respectively, and is included in prepaid expenses and other in the 2004 Consolidated Balance Sheet and in other assets in the 2003 Consolidated Balance Sheet. As a result of tax net operating losses and prohibitions under the 2004 Credit Agreement, there were no federal tax payments or payments in lieu of taxes pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004, 2003 and 2002.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the "Revlon Tax Sharing Agreement") pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, we expect that there will be no federal tax payments or payments in lieu of taxes from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004.

Pursuant to the asset transfer agreement referred to in Note 16, Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings. During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9, of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992 (See Note 16). During 2004, the Company resolved various state and federal tax audits and determined that certain tax liabilities were no longer probable, which resulted in a tax benefit of $19.3, of which $16.4 was recorded to capital deficiency since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992 (See Note 16).

The Company's loss before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
Loss before income taxes:
Domestic	$(165.8)	$(136.5)	$(213.0)
Foreign	32.6	(16.8)	(68.7)
	$(133.2)	$(153.3)	$(281.7)
Provision (benefit) for income taxes:
Federal	$(1.7)	$(4.4)	$(0.9)
State and local	(0.8)	0.4	0.4
Foreign	11.8	4.5	5.3
	$9.3	$0.5	$4.8

Current	$12.6	$8.3	$8.0
Deferred	1.6	1.9	(1.2)
Benefits of operating loss carryforwards	(2.0)	(1.9)	(2.0)
Resolutions of tax audits	(2.9)	(7.8)	—
	$9.3	$0.5	$4.8

The effective tax rate on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes, net of federal income tax benefit	0.2	0.2	0.1
Foreign and U.S. tax effects attributable to operations outside the U.S	(4.5)	2.1	(4.1)
Loss on early extinguishment of debt	(14.9)	—	—
Change in valuation allowance	61.5	38.1	44.1
Sale of businesses	—	—	(3.1)
Resolutions of tax audits	(2.2)	(5.1)	—
Other	1.8	—	(0.3)
Effective rate	6.9%	0.3%	1.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$1.5	$2.2
Inventories	13.0	14.9
Net operating loss carryforwards – domestic	176.8	322.3
Net operating loss carryforwards – foreign	135.4	135.5
Accruals and related reserves	4.4	2.9
Employee benefits	67.1	70.1
State and local taxes	7.6	12.6
Advertising, sales discounts and returns and coupon redemptions	36.2	35.7
Capital loss carryover	—	7.3
Deferred interest expense	—	28.5
Other	29.7	30.5
Total gross deferred tax assets	471.7	662.5
Less valuation allowance	(441.7)	(628.0)
Net deferred tax assets	30.0	34.5
Deferred tax liabilities:
Plant, equipment and other assets	(23.5)	(27.0)
Other	(2.1)	(2.4)
Total gross deferred tax liabilities	(25.6)	(29.4)
Net deferred tax assets	$4.4	$5.1

In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2004.

The valuation allowance decreased by $186.3 during 2004 and increased by $58.8 during 2003.

During 2004, 2003 and 2002, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $2.0, $1.9, and $2.0, respectively. Certain other foreign operations generated losses during 2004, 2003 and 2002 for which the potential tax benefit was reduced by a valuation allowance. At December 31, 2004, the Company had tax loss carryforwards of approximately $932.2 of which $427.0 are foreign and $505.2 are domestic. Of the domestic losses, $94.6 represents tax losses generated by the Company from March 26, 2004 to December 31, 2004 and $410.6 represents losses of the Company not anticipated to be absorbed by the MacAndrews and Forbes Group in accordance with the Internal Revenue Code of 1986 (as amended, the "Code") and the Treasury regulations issued thereunder. The losses expire in future years as follows: 2005-$42.6; 2006-$60.9; 2007-$127.8; 2008-$190.8; 2009 and beyond-$259.9; and unlimited-$250.2. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. The Code and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the MacAndrews & Forbes Group of any consolidated federal net operating losses of the group ("CNOLs") that will be available to offset Revlon, Inc.'s taxable income and the taxable income of its U.S. subsidiaries, including Products Corporation, for the taxable years beginning after March 25, 2004. Until MacAndrews & Forbes completes the filing of its 2004 consolidated federal income tax return, it is not possible to accurately determine the exact amount of CNOLs that will be allocated to the Company as of December 31, 2004 because various factors could increase or decrease or eliminate these amounts. These factors include, but are not limited to, the amount and nature of the income, gains or losses that the other members of the MacAndrews & Forbes Group recognize in the 2004 taxable year because any CNOLs are, pursuant to Treasury regulations, used to offset the taxable income of the MacAndrews & Forbes Group for their entire tax year ending December 31, 2004. Only the amount of any CNOLs that the MacAndrews & Forbes Group does not absorb by December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for taxable years beginning on March 26, 2004. Subject to the foregoing, it is currently estimated that Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, had approximately $410 in U.S. federal net operating losses and $10 of alternative minimum tax losses available to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, as of March 25, 2004. Any losses that Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, may generate after March 25, 2004 will be available to Revlon, Inc. for its use and its U.S. subsidiaries', including Products Corporation, use and will not be available for the use of the MacAndrews & Forbes Group.

Appropriate U.S. and foreign income taxes have been accrued on foreign earnings that have been or are expected to be remitted in the near future. Unremitted earnings of foreign subsidiaries which have been, or are currently intended to be, permanently reinvested in the future growth of the business are nil at December 31, 2004, excluding those amounts which, if remitted in the near future, would not result in significant additional taxes under tax statutes currently in effect.

12.    Savings Plan and Post-retirement Benefits

Savings Plan

The Company offers a qualified defined contribution plan for U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25% of qualified compensation through payroll deductions. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company may also contribute profit sharing contributions (if any) for non-bonus eligible employees. In 2004, 2003 and 2002, the Company made cash matching contributions to the Savings Plan of approximately $2.7, $2.8 and $2.3 respectively. There were no additional contributions or profit sharing contributions made during those years.

Pension:

A substantial portion of the Company's employees in the U.S. are covered by defined benefit pension plans. The Company uses September 30 as its measurement date for plan obligations and assets.

Other Post-retirement Benefits:

The Company also has sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of employees and former employees. Participation in this plan is limited to participants enrolled as of December 31, 1993. The Company also administers a medical insurance plan on behalf of Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), the cost of which has been apportioned to Revlon Holdings under the reimbursement agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. The Company uses September 30 as its measurement date for plan obligations and assets.

In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" which provides guidance on the accounting for the effects of the Medicare Act. FASB Staff Position 106-2, which requires measurement of the Accumulated Postretirement Benefit Obligation ("APBO") and net periodic postretirement benefit cost to reflect the effects of the Medicare Act, supercedes FASB Staff Position 106-1. FASB Staff Position 106-2 is effective for interim or annual periods beginning after June 15, 2004. Adoption of FSP 106-2 did not have a material impact on the Company's consolidated results of operations and financial condition.

Information regarding the Company's significant pension and other post-retirement plans at the dates indicated is as follows:

	Pension Plans		Other Post-retirement Benefits
	December 31,
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation – September 30 of prior year	$(518.2)	$(468.5)	$(17.1)	$(15.1)
Service cost	(9.9)	(11.8)	(0.1)	(0.3)
Interest cost	(30.6)	(29.2)	(0.8)	(1.0)
Plan amendments	—	—	4.2	—
Actuarial loss	(21.8)	(28.9)	(0.1)	(0.7)
Benefits paid	26.6	25.3	1.0	1.0
Foreign exchange	(3.6)	(4.9)	—	(1.0)
Plan participant contributions	(0.3)	(0.2)	—	—
Benefit obligation – September 30 of current year	(557.8)	(518.2)	(12.9)	(17.1)
Change in Plan Assets:
Fair value of plan assets – September 30 of prior year	298.6	253.1	—	—
Actual return (loss) on plan assets	36.6	47.0	—	—
Employer contributions	30.3	20.8	1.0	1.0
Plan participant contributions	0.3	0.2	—	—
Benefits paid	(26.5)	(25.3)	(1.0)	(1.0)
Foreign exchange	2.2	2.8	—	—
Fair value of plan assets – September 30 of current year	341.5	298.6	—	—
Funded status of plans	(216.3)	(219.6)	(12.9)	(17.1)
Amounts contributed to plans during fourth quarter	4.3	1.7	0.2	0.2
Unrecognized net loss	135.1	133.2	1.5	1.5
Unrecognized prior service cost	(4.1)	(4.7)	—	—
Unrecognized net transition asset	—	(0.1)	—	—
Accrued benefit cost	$(81.0)	$(89.5)	$(11.2)	$(15.4)

	December 31,
	2004	2003	2004	2003
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid expenses	$6.8	$5.6	$—	$—
Accrued expenses	(23.3)	(41.1)	—	—
Other long-term liabilities	(179.0)	(166.8)	(11.2)	(15.4)
Intangible asset	0.3	0.4	—	—
Accumulated other comprehensive loss	113.7	112.1	—	—
Other long-term assets	0.5	0.3	—	—
	$(81.0)	$(89.5)	$(11.2)	$(15.4)

With respect to the above accrued benefit costs, the Company has recorded a receivable from affiliates of $1.3 and $1.4 at December 31, 2004 and 2003, respectively, relating to Revlon Holdings' participation in the Company's pension plans and $1.1 and $1.1 at December 31, 2004 and 2003, respectively, for other post-retirement benefits costs attributable to Revlon Holdings.

Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2004	2003	2002
Projected benefit obligation	$557.8	$518.2	$468.5
Accumulated benefit obligation	541.0	502.4	451.0
Fair value of plan assets	341.5	298.6	253.2

The components of net periodic benefit cost for the plans are as follows:

	Pension Plans			Other Post-retirement Benefits
	Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Service cost	$9.9	$11.8	$8.6	$0.1	$0.3	$2.1
Interest cost	30.6	29.2	28.9	0.8	1.0	0.8
Expected return on plan assets	(24.7)	(21.3)	(24.7)	—	—	—
Amortization of prior service cost	(0.6)	(0.8)	(1.2)	—	—	—
Amortization of net transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss (gain)	9.6	9.5	2.9	—	(0.1)	(0.1)
Settlement loss	—	—	—	—	—	—
Curtailment loss	—	—	—	—	—	—
	24.7	28.3	14.4	0.9	1.2	2.8
Portion allocated to Holdings	(0.1)	(0.3)	(0.3)	—	—	—
	$24.6	$28.0	$14.1	$0.9	$1.2	$2.8

Other company-sponsored post-retirement benefits consist of health and life insurance. These plans are not pre-funded.

The Company recognized $3.3 of income in 2004 related to a reduction in the liability for an International post-retirement benefit arrangement whose terms were modified.

The following weighted-average assumptions were used in accounting for both the benefit obligations and net periodic benefit cost of the pension plans:

	U.S. Plans			International Plans
	2004	2003	2002	2004	2003	2002
Discount rate	5.8%	6.0%	6.5%	5.5%	5.4%	5.6%
Expected return on plan assets	8.5	8.8	9.0	7.0	7.1	7.5
Rate of future compensation increases	4.0	4.0	4.3	3.7	3.6	3.5

The Company considers a number of factors to determine its expected rate of return on plan assets assumption, including, without limitation, historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company reviewed the historical performance of plan assets over a ten-year period (from 1994 to 2004), the results of which exceeded the 8.5% rate of return assumption that the Company ultimately selected for domestic plans in 2004. The Company also considered the plan portfolios' asset allocations over a variety of time periods and compared them with third-party studies and surveys of annualized returns of similarly balanced portfolio strategies. The Company also reviewed performance of the capital markets in recent years and, based upon all of the foregoing considerations and other factors and upon advice from various third parties, such as the pension plans' advisers, investment managers and actuaries, selected the 8.5% return assumption used for domestic plans.

The following table presents domestic and foreign pension plan assets information at September 30, 2004, 2003 and 2002 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
	2004	2003	2002	2004	2003	2002
Fair value of plan assets	$308.9	$272.1	$232.2	$32.6	$26.5	$21.0

The Investment Committee for the Company's pension plans has adopted (and revises from time to time) an investment policy for domestic pension plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities, real estate, and cash and other investments, which may include hedge funds and private equity and global balanced strategies. The pension plans currently have the following target ranges for these asset classes, which are readjusted quarterly when an asset class weighting is outside its target range (recognizing that these are flexible target ranges that may vary from time to time) with the goal of achieving the required return at a reasonable risk level as follows:

Target Ranges
Asset Category:
Equity securities	37% – 48%
Fixed income securities	20% – 30%
Real estate	0% – 7%
Cash and other investments	8% – 18%
Global balanced strategies	10% – 25%

The domestic pension plans weighted-average asset allocations at September 30, 2004 and 2003 by asset categories were as follows:

	Plan Assets at September 30,
	2004	2003
Asset Category:
Equity securities	45.7%	57.0%
Fixed income securities	25.5	34.0
Real estate	4.0	5.0
Cash and other investments	8.2	4.0
Global balanced strategies	16.6	—
	100.0%	100.0%

Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities ranging from small to large capitalization stocks and domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from U.S. Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. Within the real estate asset class, the investment policy provides for investment in a diversified commingled pool of real estate properties across the United States. In the cash and other investments asset class, investments may be in cash and cash equivalents and other investments, which may include hedge funds and private equity not covered in the classes listed above, provided that such investments receive approval of the Investment Committee for the Company's Pension Plans prior to their selection. Within the global balanced strategies, the investment policy provides for investments in a broad range of publicly traded stocks and bonds in both domestic and international markets as described in the asset classes listed above. In addition, the global balanced strategies can include commodities, provided that such investments receive approval of the Investment Committee for the Company's pension plans prior to their selection.

The Investment Committee for the Company's pension plans allows its investment managers to use derivatives to reduce risk exposures or to replicate exposures of a particular asset class, but does not allow the use of derivatives for speculative purposes.

Contributions:

The Company expects to contribute approximately $23.3 to its pension plans and $1.0 to other post-retirement benefit plans in 2005.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Pension Benefits	Total Other Benefits
2005	$27.9	$1.0
2006	29.2	1.0
2007	31.2	1.0
2008	33.0	1.0
2009	34.1	1.0
Years 2010-2014	196.0	5.1

13.    Stockholders' Equity

Information about the Company's preferred and common stock outstanding is as follows:

	Preferred Stock		Common Stock
	Class A	Class B	Class A	Class B
Balance, January 1, 2002	546	4,333	21,186,135	31,250,000
Stock issuances	—	—	—	—
Restricted stock plans	—	—	1,335,000	—
Balance, December 31, 2002	546	4,333	22,521,135	31,250,000
Stock issuances	—	—	17,605,650	—
Restricted stock plans	—	—	51,666	—
Balance, December 31, 2003	546	4,333	40,178,451	31,250,000
Stock issuances	—	—	299,536,000	—
Conversions	(546)	(4,333)	433,493	—
Restricted stock plans	—	—	4,445,000	—
Balance, December 31, 2004	—	—	344,592,944	31,250,000

Preferred Stock

As of December 31, 2003, and prior to its elimination in March 2004, the Company's authorized preferred stock consisted of 20 million shares of Series A Preferred Stock, and 20 million shares of Series B Preferred Stock. At December 31, 2004 and 2003, there were nil and 546 shares, respectively, of Series A Preferred Stock and nil and 4,333 shares, respectively of Series B Preferred Stock issued and outstanding. On March 24, 2004, shares of the Series A Preferred Stock were exchanged for approximately 8.7 million shares of Revlon, Inc. Class A Common Stock and shares of Series B Preferred Stock were converted into 433,333 shares of Revlon, Inc. Class A Common Stock as part of the Revlon Exchange Transactions. On March 29, 2004, in connection with the Revlon Exchange Transactions, the Company eliminated the Series A and Series B Preferred Stock. See Note 9: Long-Term Debt.

Common Stock

As of December 31, 2004, the Company's authorized common stock consists of 900 million shares of Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and 200 million shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"). The holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. All of the shares of Class B Common Stock are owned by REV Holdings. As a result of the Revlon Exchange Transactions, MacAndrews & Forbes Holdings beneficially indirectly owned, as of December 31, 2004, approximately 59.9% of the Company's Common Stock (representing approximately 77.2% of the combined voting power of the Company's Common Stock). The holders of the Company's two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by the Board. Each outstanding share of Class B Common Stock is convertible into one share of Class A Common Stock.

The consummation of the Revlon Exchange Transactions on March 25, 2004 resulted in the issuance of 299,969,493 shares of Class A Common Stock, including approximately 8.7 million shares of Class A Common Stock in exchange for outstanding Series A Preferred Stock and 433,333 shares of Class A Common Stock upon conversion of the 4,333 shares of Series B Preferred Stock. See Note 9 to the Consolidated Financial Statements. As a result of the Revlon Exchange Transactions, on March 25, 2004 Revlon, Inc. had outstanding 338,177,944 shares of its Class A Common Stock and 31,250,000 shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning as of March 25, 2004 approximately 221.2 million shares of the Common Stock (representing approximately 59.9% of the outstanding shares of Common Stock and approximately 77.2% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially owning as of March 25, 2004 approximately 78.4 million shares of Class A Common Stock (representing approximately 21.2% of the outstanding shares of Common Stock and approximately 12.1% of the combined voting power of the Common Stock, excluding the impact of unvested restricted stock); and other stockholders beneficially owning as of March 25, 2004 approximately 69.8 million shares of Class A Common Stock (representing approximately 18.9% of the outstanding shares of the Common Stock and approximately 10.7% of the combined voting power of the Common Stock). As of December 31, 2004, Fidelity held approximately 61.4 million shares of Class A Common Stock, representing approximately 18.1% of the Class A Common Stock and approximately 16.6% of the Common Stock, excluding the impact of unvested restricted stock.

In February 2003 the Company entered into an investment agreement with MacAndrews Holdings (the "2003 Investment Agreement") pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed, a $50 equity rights offering (the "2003 Rights Offering") in which Revlon, Inc.'s stockholders purchased additional shares of Class A Common Stock. Pursuant to the 2003 Rights Offering, Revlon, Inc. distributed to each stockholder of record of its Common Stock, as of the close of business on May 12, 2003, the record date set by the Board of Directors, at no charge, one transferable subscription right for each 2.9403 shares of Common Stock owned. Each subscription right enabled the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Revlon, Inc. Class A Common Stock on the New York Stock Exchange on May 12, 2003, the record date of the 2003 Rights Offering. In connection with the consummation of the 2003 Rights Offering on June 20, 2003, Revlon, Inc. issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews & Forbes, Inc. in a private placement (representing the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews & Forbes, Inc. would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of Revlon, Inc.'s Class A Common Stock offered in the 2003 Rights Offering).

14.    Stock Compensation Plan

Revlon, Inc. has a stock-based compensation plan, the Stock Plan. Revlon, Inc. applies APB Opinion No. 25 and its related interpretations in accounting for the Stock Plan. Under APB Opinion No. 25, because the exercise price of Revlon, Inc.'s employee stock options under the Stock Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model assuming no dividend yield, expected volatility of approximately 69% in 2004, 70% in 2003 and 71% in 2002; weighted average risk-free interest rate of 3.95% in 2004, 3.72% in 2003, and 3.86% in 2002; and a seven-year expected average life for the Stock Plan's options issued in 2004, 2003 and 2002.

On June 4, 2004, the Stock Plan was amended and restated to, among other things, increase the number of shares available for grant and to reduce the maximum term of the option grants to 7 years. Awards may be granted to employees and directors of Revlon, Inc., and its subsidiaries for up to an aggregate of 40,650,000 shares of Class A Common Stock, of which up to 5,935,000 shares may be issued as restricted stock. Non-qualified options granted under the Stock Plan are granted at prices that equal or exceed the market value of Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants vest over service periods that range from one to five years. Certain option grants contain provisions that allow for accelerated vesting if the Class A Common Stock closing price equals or exceeds amounts ranging from $30.00 to $40.00 per share. Additionally, certain option grants made by the Company to its employees vest upon a "change in control" as defined in the respective stock option agreements.

On August 10, 2004, pursuant to a pre-existing contractual commitment, the Compensation and Stock Plan Committee (the "Compensation Committee") of Revlon, Inc.'s Board of Directors granted options to a former executive officer of the Company to purchase 825,000 shares of Class A Common Stock at $3.03 per share, vesting 25% on each December 31st thereafter and with a term of 7 years. The transaction was valued using the Black-Scholes option-pricing model and the Company recognized $1.2 in stock compensation expense related to the grant.

At December 31, 2004, 2003 and 2002 there were 10,415,745, 3,792,196 and 2,847,972 options exercisable under the Stock Plan, respectively.

A summary of the status of the Stock Plan as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	Shares (000)	Weighted Average Exercise Price
Outstanding at January 1, 2002	6,902.1	$19.37
Granted	3,306.8	3.94
Exercised	—	—
Forfeited	(2,322.8)	19.54
Outstanding at December 31, 2002	7,886.1	12.83
Granted	1,091.6	3.00
Exercised	—	—
Forfeited	(1,270.1)	17.43
Outstanding at December 31, 2003	7,707.6	10.66
Granted	24,517.4	3.03
Exercised	—	—
Forfeited	(1,443.3)	9.01
Outstanding at December 31, 2004	30,781.7	4.66

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 approximated $2.08, $2.03 and $2.65, respectively.

The following table summarizes information about the Stock Plan's options outstanding, at December 31, 2004:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Options (000's)	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options (000's)	Weighted Average Exercise Price
$2.31	to	$3.78	26,581.7	6.48	$3.07	7,297.8	$3.15
3.82	to	6.88	1,603.7	6.88	4.89	832.8	5.31
7.06	to	15.00	1,536.1	5.00	9.76	1,224.9	10.01
18.50	to	50.75	1,060.2	2.79	36.65	1,060.2	36.65
2.31	to	50.75	30,781.7			10,415.7

The Stock Plan also allows for awards of restricted stock to employees and directors of Revlon, Inc. and its subsidiaries including Products Corporation. The restricted stock awards vest over service periods that range from two to five years. Certain restricted stock awards contain provisions that allow for accelerated vesting if the Class A Common Stock closing price equals or exceeds amounts ranging from $20.00 to $30.00 per share. In 2004, 2003 and 2002, the Company granted 4,495,000, 200,000 and 1,565,000 shares, respectively, of restricted stock under the Stock Plan with weighted average fair values, based on the market price of the Company's Class A Common Stock on the dates of grant, of $3.03, $3.01 and $3.94, respectively. At December 31, 2004 and 2003, there were 5,327,500 and 1,440,000 shares, respectively, of restricted stock outstanding and unvested under the Stock Plan.

On February 17, 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the "Supplemental Stock Plan"), the purpose of which is to provide the Company's President and Chief Executive Officer, the sole eligible participant, with inducement awards to entice him to join the Company to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of the Class A Common Stock. Awards may be made under the Supplemental Stock Plan in the form of stock options, stock appreciation rights and restricted or unrestricted stock. On February 17, 2002, the Compensation Committee granted the President and Chief Executive Officer an Award of 530,000 restricted shares of Class A Common Stock, the full amount of the shares of Revlon, Inc.'s Class A Common Stock issuable under the Supplemental Stock Plan. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to the President and Chief Executive Officer are substantially the same as the Stock Plan and the February 2002 grant of 470,000 restricted shares to him under such plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon his execution of the Company's standard Employee Agreement as to Confidentiality and Non-Competition.

No dividends will be paid on unvested restricted stock, provided, however, that in connection with the 2002 grants to the Company's President and Chief Executive Officer of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Supplemental Stock Plan (of which an aggregate 750,000 shares remained unvested at December 31, 2004), in the event any cash or in-kind distributions are made in respect of Common Stock prior to the lapse of the restrictions on such shares, such dividends will be held by the Company and paid to Mr. Stahl when and if such restrictions lapse.

The Company amortizes amounts related to restricted stock awards using the straight-line method over the vesting period as compensation expense and recorded expense of $5.2, $2.2 and $1.7 during 2004, 2003 and 2002, respectively, and deferred compensation of $12.5 and $4.2 at December 31, 2004 and 2003, respectively, related to the restricted stock awards.

15.    Comprehensive Loss

The components of comprehensive loss during 2004, 2003 and 2002 are as follows:

	Foreign Currency Translation	Minimum Pension Liability	Deferred Loss – Hedging	Accumulated Other Comprehensive Loss
Balance, January 1, 2002	$(15.1)	$(46.1)	$0.1	$(61.1)
Unrealized (losses)	(4.0)	(67.5)	(0.7)	(72.2)
Reclassifications into net loss	—	—	0.6	0.6
Balance, December 31, 2002	(19.1)	(113.6)	—	(132.7)
Unrealized gains (losses)	10.6	1.5	(2.9)	9.2
Reclassifications into net loss	—	—	1.5	1.5
Balance December 31, 2003	(8.5)	(112.1)	(1.4)	(122.0)
Unrealized gains (losses)	0.6	(1.6)	(2.8)	(3.8)
Reclassifications into net loss	—	—	1.5	1.5
Balance December 31, 2004	$(7.9)	$(113.7)	$(2.7)	$(124.3)

16.    Related Party Transactions

As of December 31, 2004, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.'s Common Stock having approximately 77.2% of the combined voting power of the outstanding shares of Revlon, Inc.'s Common Stock. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.'s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon, Inc.'s stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, Chairman of Revlon, Inc.'s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings and certain of its wholly-owned subsidiaries, and Revlon, Inc. and Products Corporation entered into a real property asset transfer agreement with Revlon Holdings, and pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2004, 2003 and 2002 were $0.2, $0.3 and $0.5, respectively.

Certain assets and liabilities relating to divested businesses were transferred to Products Corporation on the transfer date and any remaining balances as of December 31 of the applicable year have been reflected in the Company's Consolidated Balance Sheets as of such dates. At December 31, 2004 and 2003, the amounts reflected in the Company's Consolidated Balance Sheets aggregated a net liability of nil and $16.4, respectively, all of which were included in other long-term liabilities.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes Inc. (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes Inc. (and its affiliates) to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes Inc. or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes Inc. for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes Inc. (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes, is more favorable than the premiums the Company would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums are included in the amounts paid under the Reimbursement Agreement. The net amounts reimbursable by (payable to) MacAndrews & Forbes Inc. to (by) Products Corporation for the services provided under the Reimbursement Agreements for 2004, 2003 and 2002, were $1.0, $(2.7) and $0.8, respectively.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. In June 1992, Revlon Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into the MacAndrews & Forbes Tax Sharing Agreement, pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its 2004 Credit Agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement prohibits Products Corporation from making such tax sharing payments under the MacAndrews & Forbes Tax Sharing Agreement other than in respect of state and local income taxes. The MacAndrews & Forbes Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note with interest at 12% and interest and principal payable by MacAndrews & Forbes Holdings on December 31, 2005. As a result of tax net operating losses and prohibitions under the 2004 Credit Agreement, there were no federal tax payments or payments in lieu of taxes pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004, 2003 and 2002.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into the Revlon Tax Sharing Agreement pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, we expect that there will be no federal tax payments or payments in lieu of taxes by Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.'s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the "Registration Rights Agreement"), and in February 2003, MacAndrews & Forbes Inc. executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes Inc. and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") had the right to require Revlon, Inc. to register all or part of Revlon, Inc.'s Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003, and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders under the Securities Act of 1933, as amended (a "Demand Registration"); provided that Revlon, Inc. may postpone giving effect to a Demand Registration for a period of up to 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Revlon, Inc.'s Class A Common Stock sold by such Holders. In connection with the closing of the Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes Inc. executed a joinder agreement that provided that MacAndrews & Forbes Inc. would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes Inc., pursuant to the Debt Reduction Transactions or the 2004 Investment Agreement, are deemed to be registrable securities under the Registration Rights Agreement.

For transactions with MacAndrews & Forbes in connection with the 2003 and 2004 loan agreements with MacAndrews & Forbes, the Debt Reduction Transactions, the Revlon Exchange Transactions and the 2004 and 2003 Investment Agreements, see Note 9 to the Consolidated Financial Statements.

Other

Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Revlon Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2004, 2003 and 2002 were $0.3, $1.1 and $0.2, respectively.

During 2004, 2003 and 2002, Products Corporation leased a small amount of space at certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases, including space at Products Corporation's New York headquarters. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 2004, 2003 and 2002 was $0.3, $0.3 and $0.3, respectively.

The 2004 Credit Agreement is, and prior to the redemption of all Product Corporation's outstanding 12% Senior Secured Notes in July and August 2004, the 12% Senior Secured Notes were, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, on February 11, 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Product Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes.

In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 to Mr. Stahl, the Company's President and CEO, pursuant to his employment agreement, which was entered into in February 2002, for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $2.0 to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate. Mr. Stahl repaid $0.1, $0.1 and $0.1 of such loan during 2004, 2003 and 2002, respectively. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 advance, which for 2004, 2003 and 2002 was $0.1, $0.1 and $0.1, respectively. Products Corporation also pays Mr. Stahl a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation, which tax gross up amount was $0.1, $0.1 and $0.1 in 2004, 2003 and 2002, respectively.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $0.8 to Mr. Douglas Greeff, the Company's former Executive Vice President Strategic Finance, pursuant to his employment agreement, which loan bears interest at the applicable federal rate and was payable in 5 equal annual installments on each of May 9, 2001, 2002, 2003, 2004, and on May 9, 2005. Mr. Greeff repaid $0.2, $0.2 and $0.2 during 2004, 2003 and 2002, respectively. Pursuant to his employment agreement, Mr. Greeff was entitled to receive bonuses from Products Corporation, payable on each May

9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he remained employed by Products Corporation on each such May 9th, which bonus installments were paid to Mr. Greeff in each of May 2004, 2003 and 2002. Pursuant to the terms of Mr. Greeff's separation agreement, as a result of the fact that Mr. Greeff ceased employment in February 2005, Mr. Greeff is scheduled to repay the remaining amount of the 2000 Loan by May 9, 2005 and Products Corporation is expected to pay the final bonus installment to Mr. Greeff on or about May 9, 2005.

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

During 2004, 2003 and 2002 Products Corporation made payments of $0.4, $0.3 and $0.3, respectively, to Ms. Ellen Barkin (spouse of Mr. Perelman) under a written agreement pursuant to which she provides voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

The law firm of which Mr. Edward Landau was Of Counsel to and from which he retired in February 2003, Wolf, Block, Schorr and Solis-Cohen LLP, did not provide any legal services to Products Corporation during 2004 or 2003, but did provide such services in 2002. It is anticipated that such firm could continue to provide such services in the future.

During 2004, 2003 and 2002 Products Corporation placed advertisements in magazines and other media operated by Martha Stewart Living Omnimedia, Inc. ("MSLO"), which is controlled by Ms. Martha Stewart, who served as MSLO's Founder and Chief Creative Officer. Products Corporation paid MSLO $0.9, $1.9 and $2.5 for such services in 2004, 2003 and 2002, respectively, which fees were less than 1% of the Company's estimate of MSLO's consolidated gross revenues, and less than 1% of the Company's consolidated gross revenues, for 2004, 2003 and 2002, respectively. Products Corporation's decision to place advertisements for its products in MSLO's magazines and other media was based upon their popular appeal to women and the rates paid were competitive with industry rates for similarly situated magazines and media. Ms. Stewart ceased serving as a director in March 2004.

During 2004, 2003 and 2002, Products Corporation obtained advertising, media buying and direct marketing services from various subsidiaries of WPP Group plc ("WPP"). Ms. Robinson is employed by one of WPP's subsidiaries, however, Ms. Robinson is neither an executive officer of, nor does she hold any material equity interest in, WPP. Products Corporation paid WPP $0.4, $0.8 and $1.1 for such services in 2004, 2003 and 2002, respectively, which fees were less than 1% of the Company's estimate of WPP's consolidated gross revenues during each such year, and were less than 1% of the Company's consolidated gross revenues, for 2004, 2003 and 2002, respectively. Products Corporation's decision to engage WPP was based upon its professional expertise in understanding the advertising needs of the consumer packaged goods industry, as well as its global presence in many of the international markets in which Products Corporation operates and the rates paid were competitive with industry rates for similarly situated advertising agencies.

Products Corporation employed Mr. Perelman's daughter in a marketing position through June 2004, with compensation paid in each of 2004, 2003 and 2002 of less than $0.1.

Products Corporation employed Mr. Drapkin's daughter in a marketing position through June 2004, with compensation paid in each of 2004, 2003 and 2002 of less than $0.1.

During 2004 and 2003, Products Corporation paid $1.0 and $0.1, respectively, to a nationally-recognized security services company in which MacAndrews & Forbes has a controlling interest for security officer services. Products Corporation's decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms.

17.    Commitments and Contingencies

The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $19.4, $27.2 and $27.5 for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2004 aggregated $151.4, such commitments for each of the five years subsequent to December 31, 2004 are $17.1, $16.5, $18.0, $16.8 and $14.8, respectively. Such amounts exclude the minimum rentals to be received by the Company in the future under noncancelable subleases of $0.3.

The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company. A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. (a Delaware corporation and the predecessor of REV Holdings) between October 2, 1998 and September 30, 1999 (the "Second Gavish Action"). The complaint, amended by the plaintiffs in November 2001, alleged, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Securities Exchange Act of 1934, as amended. On September 29, 2004, the United States District Court for the Southern District of New York dismissed the Second Gavish Action, without prejudice. Revlon, Inc.'s counsel has subsequently received a second amended complaint. If this matter is pursued, Revlon, Inc. intends to defend it vigorously as the Company believes it is without merit. In light of the settlement of the defendants' insurance claim for this matter and the other purported class actions filed in 1999 and settled in June 2003, which the Company recorded in the fourth quarter of 2002, the Company does not expect to incur any further expense in this matter.

18.    Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$308.4	$316.1	$294.4	$378.3
Gross profit	191.3	197.7	176.5	246.4
Net (loss) income (a)	(58.2)	(38.9)	(91.6)	46.2
Basic loss per common share:
Net (loss) income per common share	$(0.63)	$(0.11)	$(0.25)	$0.12
Diluted loss per common share:
Net (loss) income per common share	$(0.63)	$(0.11)	$(0.25)	$0.12

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (b)
Net sales	$292.0	$322.3	$316.5	$368.5
Gross profit	180.5	197.1	189.4	231.2
Net loss	(48.7)	(37.8)	(54.7)	(12.6)
Basic loss per common share:
Net loss per common share	$(0.91)	$(0.68)	$(0.78)	$(0.18)
Diluted loss per common share:
Net loss per common share	$(0.91)	$(0.68)	$(0.78)	$(0.18)

(a)	During 2004, the Company incurred $90.7 in losses on the early extinguishment of debt consisting of the loss on exchange for equity of certain indebtedness in the Revlon Exchange Transactions and fees, exchanges, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes and the repayment of the 2001 Credit Agreement.

(b)	During 2003 the Company recorded expenses of approximately $31 related to the implementation of the stabilization and growth phase of the Company's plan.

19.    Geographic, Financial and Other Information

The Company manages its business on the basis of one reportable operating segment. See Note 1 for a brief description of the Company's business. As of December 31, 2004, the Company had operations established in 16 countries outside of the U.S. and its products are sold throughout the world. The Company's results of operations and the value of its foreign assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities and changes in consumer purchasing habits, including with respect to shopping channels. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2004, 2003 and 2002, Wal-Mart and its affiliates worldwide accounted for approximately 21.0%, 20.6% and 22.5%, respectively, of the Company's consolidated net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur.

	Year Ended December 31,
	2004	2003	2002
Geographic Areas:
Net sales:
United States	$792.7	$837.0	$716.1
Canada	63.0	53.6	44.0
United States and Canada	855.7	890.6	760.1
International	441.5	408.7	359.3
	$1,297.2	$1,299.3	$1,119.4

	December 31,
	2004	2003	2002
Long-lived assets:
United States	$371.3	$392.9	$387.8
Canada	4.2	3.9	3.5
United States and Canada	375.5	396.8	391.3
International	79.2	79.8	74.6
	$454.7	$476.6	$465.9

	Year Ended December 31,
	2004	2003	2002
Classes of Similar Products:
Net sales:
Cosmetics, skin care and fragrances	$874.7	$872.4	$723.9
Personal care	422.5	426.9	395.5
	$1,297.2	$1,299.3	$1,119.4

20.    Subsequent Events

On March 8, 2005, Products Corporation announced its intention to complete in the first quarter of 2005 a refinancing of its 8 1/8% Senior Notes and 9% Senior Notes, which currently have outstanding an aggregate principal amount of $116.2 and $75.5, respectively. There can be no assurances that Products Corporation will complete such refinancing.

Although Products Corporation intends to refinance its 8 1/8% Senior Notes in the first quarter of 2005, in the event Products Corporation does not do so, it could refinance such notes with the proceeds of a debt or equity offering. In order to facilitate any such refinancing the Company may pursue through an equity offering, in March 2005, Revlon, Inc. and MacAndrews & Forbes Holdings amended MacAndrews & Forbes Holdings' obligation under the 2004 Investment Agreement to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that Products Corporation had not as of such date refinanced the 8 1/8% Senior Notes and Revlon, Inc. conducts an equity offering to effect such refinancing.

Schedule II

REVLON, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions		Balance at End of Year
Year ended December 31, 2004:
Applied against asset accounts:
Allowance for doubtful accounts	$7.7	$(1.6)	$(0.5	)(1)	$5.6
Allowance for volume and early payment discounts	$11.7	$47.4	$(45.7	)(2)	$13.4
Year ended December 31, 2003:
Applied against asset accounts:
Allowance for doubtful accounts	$15.8	$3.2	$(11.3	)(1)	$7.7
Allowance for volume and early payment discounts	$8.2	$40.4	$(36.9	)(2)	$11.7

Year ended December 31, 2002:
Applied against asset accounts:
Allowance for doubtful accounts	$8.3	$9.5	$(2.0	)(1)	$15.8
Allowance for volume and early payment discounts	$7.1	$31.7	$(30.6	)(2)	$8.2

Notes:

(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

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

Dated: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 10, 2005 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director

(Ronald O. Perelman)

*	Director

(Howard Gittis)

*	Director

(Donald G. Drapkin)

/s/ Jack L. Stahl	President, Chief Executive Officer and Director

(Jack L. Stahl)

*	Director

(Alan S. Bernikow)

*	Director

(Paul J. Bohan)

*	Director

(Meyer Feldberg)

*	Director

(Edward J. Landau)

*	Director

(Linda Gosden Robinson)

*	Director

(Kenneth L. Wolfe)

*	Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:   /s/ Robert K. Kretzman

Robert K. Kretzman
Attorney-in-fact