Form 10-K/A
period 2004-12-31
REVLON INC /DE/
filed 2005-04-13
CIK 887921

UNITED STATES
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

Explanatory Note:

Revlon, Inc. is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securites and Exchange Commission (the "SEC" or the "Commission") on March 10, 2005 to amend such report for the following reasons:

Revlon, Inc. previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, which it filed with the SEC on March 10, 2005, that it intended to include the required reports and attestations concerning its internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and the related SEC rules and regulations in an amendment to its Annual Report on Form 10-K in accordance with the SEC's exemptive order in SEC Release No. 50754, which provided qualified issuers with a 45-day extension for filing these reports and attestations. Revlon, Inc. has recently completed its analysis, documentation and testing of its system of internal control over financial reporting and has prepared its report on the effectiveness of its internal control over financial reporting, and Revlon, Inc.'s independent registered public accounting firm, KPMG LLP, has completed its audit and report on management's assessment of its internal control over financial reporting, each of which are required to be included in Revlon, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Section 404 of Sarbanes-Oxley and the SEC's related rules and regulations. Accordingly, Revlon, Inc. is filing this Annual Report on Form 10-K/A to include such reports and attestations.

Revlon, Inc. also disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 that its wholly-owned subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), intended to complete in the first quarter of 2005 a refinancing of its 8 1/8% Senior Notes due 2006 and its 9% Senior Notes due 2006. As previously announced on March 16, 2005, Products Corporation completed an offering of $310 million aggregate principal amount of 9½% Senior Notes due 2011 and used the proceeds to, among other things, defease all of the $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes and all of the $75.5 million aggregate principal amount outstanding of its 9% Senior Notes, each of which will be redeemed on April 15, 2005, and also prepaid $100 million of the term loan facility under its 2004 credit agreement (together, the "2005 Refinancing Transactions"). Accordingly, this Annual Report on Form 10-K/A amends certain information regarding the consummation of the 2005 Refinancing Transactions.

Based on the foregoing, the following items were amended:

•	"Part II – Item 9A – Controls and Procedures" has been amended in this Form 10-K/A to include Management's Annual Report on Internal Control over Financial Reporting and related conforming changes have been made in this Form 10-K/A in "Part II—Forward Looking Statements", "Part III, Item 14—Principal Accountant Fees and Services" and "Exhibits 31.1 and 31.2—Certifications".

•	Additionally, the report of Revlon, Inc.'s independent registered public accounting firm, KPMG LLP, attesting on management's report on the effectiveness of internal control over financial reporting, has been added to this Form 10-K/A in the financial statements at page F-3.

•	Further, as the 2005 Refinancing Transactions were in fact consummated in the interim period between the March 10, 2005 filing of the Company's original Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the filing of this amendment to such Form 10-K, the following sections have been amended in this Form 10-K/A to reflect the consummation of the 2005 Refinancing Transactions: "Part I, Item 1. – Business—Recent Developments", "Note 20 to the Consolidated Financial Statements—Subsequent Events" and "Part IV, Item 15.—Exhibits and Financial Statement Schedules". "Note 9 to the Consolidated Financial Statements—Long-term Debt" also has been amended to include additional references to "(See "Subsequent Events" in Note 20 to the Consolidated Financial Statements)".

In addition and pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is filing herewith certain currently dated certifications. No other information contained in the Annual Report on Form 10-K is being amended hereby.

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

The Company is in the process of reviewing its advertising agencies as part of its strategy to optimize the effectiveness of its advertising, marketing and promotions and the Company expects decisions related to such matters will be made in the first quarter of 2005. Continuing to implement and refine the Company's plan could include taking advantage of opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining our approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

Recent Developments

On March 11, 2005, Products Corporation entered into, and on March 16, 2005 consummated the transactions contemplated by, a Purchase Agreement (the "Purchase Agreement") with certain initial purchasers (the "Initial Purchasers") for the sale of $310 aggregate principal amount of its 9½% Senior Notes due 2011 (the "9½% Senior Notes"). On March 16, 2005, Revlon, Inc. issued a press release announcing that Products Corporation had completed its previously announced offering of $310 aggregate principal amount of the 9½% Senior Notes. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006 and reduced, in part, Products Corporation's exposure to floating rate debt.

Concurrently with the sale of the 9½% Senior Notes, Revlon, Inc. on March 16, 2005 also announced that on April 15, 2005 Products Corporation will redeem all of the $116.2 aggregate principal amount outstanding of its 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") and all of the $75.5 aggregate principal amount outstanding of its 9% Senior Notes due 2006 (the "9% Senior Notes") and that it has effected a covenant defeasance of its 8 1/8% Senior Notes and 9% Senior Notes by (i) mailing on March 16, 2005 irrevocable notices of redemption with respect to such notes, and (ii) irrevocably depositing on March 16, 2005 in trust with the trustee under the indentures an amount sufficient to redeem such notes. Revlon, Inc. also indicated that Products Corporation used a portion of the proceeds from the offering (i) to prepay $100 of indebtedness outstanding under the Term Loan Facility of its 2004 Credit Agreement (as each such term is hereinafter defined), together with accrued interest and the $5.0 prepayment fee associated with such prepayment, and (ii) to pay a portion of the fees and expenses incurred in connection with the transactions described above (such transactions being referred to as the "2005 Refinancing Transactions").

The 9½% Senior Notes were issued by Products Corporation pursuant to an indenture, dated as of March 16, 2005 (the "9½% Senior Notes Indenture"), by and between Products Corporation and U.S. Bank National Association, as trustee. Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation equal in right of payment with any of Products Corporation's present and future senior indebtedness. The 9½% Senior Notes bear interest at an annual rate of 9½%, which will be payable on April 1 and October 1 of each year, commencing on October 1, 2005. The 9½% Senior Notes Indenture provides that Products Corporation may redeem the 9½% Senior Notes at its option in whole or in part at any time on or after April 1, 2008, at the redemption prices set forth in the 9½% Senior Notes Indenture. In addition, at any time prior to April 1, 2008, Products Corporation is entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes at a redemption price of 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and, to the extent actually received, the net cash proceeds of one or more public equity offerings, provided that at least 65% of the aggregate principal amount of the 9½% Senior Notes originally issued remains outstanding immediately after giving effect to such redemption. In addition, the 9½% Senior Notes Indenture provides that Products Corporation is entitled to redeem the 9½% Senior Notes at any time or from time to time prior to April 1, 2008, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the greater of (i) 1.0% of the then outstanding principal amount of such note at such time and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such note on April 1, 2008 (exclusive of any accrued interest) plus (2) all required remaining scheduled interest payments due on such note through April 1, 2008, computed using a discount rate equal to the applicable treasury rate plus 75 basis points, over (B) the then outstanding principal amount of such note at such time. Pursuant to the 9½% Senior Notes Indenture, upon a change of control (as defined in the 9½% Senior Notes Indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder's 9½% Senior Notes at a price equal to 101% of the principal amount of such holder's 9½% Senior Notes plus accrued interest.

The 9½% Senior Notes Indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. The 9½% Senior Notes Indenture contains customary events of default.

In connection with the issuance of the 9½% Senior Notes, on March 16, 2005, Products Corporation entered into a Registration Agreement (the "9½% Senior Notes Registration Agreement") with the Initial Purchasers for the benefit of holders of the 9½% Senior Notes. Pursuant to the 9½% Senior Notes Registration Agreement, among other things, Products Corporation agreed that it will, at its cost, (i) by the 90th day after the closing of the offering of the 9½% Senior Notes (or June 14, 2005), file a registration statement with the Securities and Exchange Commission (the "Commission" or "SEC") with respect to a registered offer to exchange the 9½% Senior Notes for exchange notes (the "9½% Exchange Notes"), which will have terms substantially identical in all material respects to the 9½% Senior Notes (except that the 9½% Exchange Notes will not contain terms with respect to registration rights, transfer restrictions and interest rate increases) and (ii) by the 180th day after the closing of the offering of the 9½% Senior

Notes (or September 12, 2005), use its best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"). Products Corporation agreed to keep the exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the exchange offer is mailed to the holders of the 9½% Senior Notes. In addition, Products Corporation agreed that, in the event that applicable interpretations of the staff of the SEC do not permit Products Corporation to effect such an exchange offer, or if for any other reason the exchange offer is not consummated by the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005), it will, at its cost, (a) as promptly as practicable, file a shelf registration statement covering resales of the 9½% Senior Notes, (b) use its best efforts to cause the shelf registration statement to be declared effective under the Securities Act and (c) use its best efforts to keep effective the shelf registration statement until two years after its effective date. Products Corporation also agreed that, if by the 90th day following the closing of the offering of the 9½% Senior Notes (or June 14, 2005), a registration statement has not been filed with the SEC with respect to the exchange offer or the resale of the 9½% Senior Notes, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the date such registration statement is filed and (ii) the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005); and if by such date neither (i) the exchange offer is consummated nor (ii) the shelf registration statement is declared effective, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the consummation of the exchange offer and (ii) the effective date of a shelf registration statement.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. As described below under Management's Annual Report on Internal Control over Financial Reporting, the Company has identified a material weakness in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As a result of this material weakness, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's disclosure controls and procedures were not effective.

In light of this material weakness, in preparing its financial statements as of and for the fiscal year ended December 31, 2004, the Company performed additional analyses and other post-closing procedures pertaining to sales return estimates in an effort to ensure the Company's consolidated financial statements included in our Annual Report on Form 10-K (and in this Annual Report on Form 10-K/A) for the fiscal year ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles. KPMG LLP's report, dated March 9, 2005, expressed an unqualified opinion on our consolidated financial statements. Additionally, during the first quarter of 2005, we implemented additional controls and procedures, as discussed below in paragraph (d) of this Item 9A, that we believe will remediate this weakness.

(b)    Management's Annual Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management's projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). This assessment identified a deficiency in the Company's policies and procedures related to the periodic review and validation of the data input and outputs used in the Company's estimates of the reserves for sales returns in the U.S. As a result of this deficiency, an error in accounting for the reserve for sales returns in the U.S. as of December 31, 2004 occurred and was not detected by the Company. In this specific instance, performance of the Company's review procedures did not identify the omission of inventory located at certain stores acquired by a customer in 2004. This deficiency constituted a material weakness in the Company's internal control over financial reporting as of December 31, 2004.

Revlon, Inc.'s management determined that, because of the material weakness described above, as of December 31, 2004, the Company's internal control over financial reporting was not effective.

KPMG LLP, the Company's independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K/A for the period ended December 31, 2004, has issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-3.

(c)    Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above in paragraph (b) of Item 9A under Management's Annual Report on Internal Control over Financial Reporting, the Company identified a material weakness in the Company's internal control over financial reporting and, as described below in paragraph (d) of this Item 9A, the Company made changes to its internal control over financial reporting during the first quarter of 2005 that are intended to remediate such weakness.

(d)    Remediation of the Material Weakness in Internal Control over Financial Reporting.    As described above, management's assessment of its internal control over financial reporting identified a material weakness in the Company's internal control over financial reporting related to the Company's review and validation of the data input and outputs used in the estimates of reserves for sales returns in the U.S. Specifically, in 2004, an error of approximately $1.2 million in the estimate of the sales return calculation for one of the Company's large U.S. customers was not detected. The customer in question acquired a significant number of stores in 2004 and inventory of certain of those newly-acquired store locations was not included in the data made available to the Company for estimating the reserves for sales returns. As a result, during its 2004 year end closing, the Company understated its estimates of the sales returns related to these newly-acquired stores by approximately $1.2 million. Our aggregate sales returns reserve in the U.S. for the full fiscal year ended December 31, 2004 was approximately $83 million. Although this control deficiency resulted in the error identified above, it did not result in a material misstatement of our consolidated financial statements as of and for the year ended December 31, 2004 or for the interim periods within that year.

To remediate this material weakness, in the first quarter of 2005, management implemented a remediation program, including the establishment of additional controls, to strengthen its internal control process with respect to the sales return calculation. This program and controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

1.	In order to facilitate the estimate of sales returns in the future, following a merger, acquisition or consolidation transaction involving significant customers, the Company's sales force will provide inventory and point of sale information for each of the customers involved in the transaction to provide a base line to estimate sales returns. The Company will then prepare a reconciliation between the base line information and the sales return estimation for the combined customers after giving effect to the transaction.

2.	The Company will analyze separately inventory and/or point of sale information that are maintained on different systems of significant customers involved in a merger, acquisition or consolidation transaction and will separately estimate returns for each of those customers.

3.	The Company will enhance documentation and formal validation of key data and assumptions used to calculate the sales returns.

4.	The Company will formalize the analytical validation by accounting personnel of the sales return calculation for significant customers. This analysis will be reviewed and approved by both senior finance and sales department executives.

Management believes that these actions and controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of December 31, 2004. We have discussed this material weakness and our remediation program with our Audit Committee.

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

On March 7, 2005, the Company entered into a Second Amendment (the ‘‘Second Amendment’’) to the 2004 Investment Agreement with MacAndrews & Forbes pursuant to which the parties accelerated from March 31, 2006 to October 31, 2005 MacAndrews & Forbes' obligation under the 2004 Investment Agreement to back-stop a $109.7 equity offering to be conducted by Revlon, Inc. if Products Corporation has not as of October 31, 2005 refinanced the 8 1/8% Senior Notes and Revlon, Inc. conducts an equity offering to effect such refinancing. For a description of the material terms of the 2004 Investment Agreement and the Second Amendment, see "Part I, Item 1—Recent Developments" and ‘‘Part III, Item 13 — Certain Relationships and Related Transactions — Debt Reduction Transactions and Related Agreements — Certain Agreements Relating to the Debt Reduction Transactions — 2004 Investment Agreement.’’ A copy of the Second Amendment is attached to this Form 10-K as Exhibit 10.31 and the terms of the Second Amendment are incorporated herein by reference.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2004, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, visions, projections, forecasts, plans, strategies, beliefs, intent, opportunities, drivers, destinations and expectations of the Company’s management. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that its plan is proving effective and that it has strengthened its organizational capability (and its expectation to continue to do so in 2005) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of political and/or economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities, weak economic conditions, category weakness and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the charges and the cash costs resulting from implementing and refining the Company's plan and the timing of such costs, including the Company's belief that the continued implementation and refinement to its plan could include taking advantage of opportunities to reposition, repackage and/or reformulate one or more of its brands or product lines and/or launching new brands or product lines and/or further refining its approach to retail merchandising, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against opportunities and the Company's expectation that it will complete its advertising review in the first quarter of 2005;

(iv)	the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including the Company's plans to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term, by refining and adding to its plan, such as developing and implementing the Company's productivity initiatives, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with improved operating margins;

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, the Company's plan to transition its European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K, and its expectation that such transition will not result in any disruption to its supply chain;

(viii)	the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions;

(ix)	the Company's plans to strengthen its balance sheet and capital structure, including its plans to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in the first quarter of 2005 and Products Corporation’s 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans, if Products Corporation does not refinance the 8 1/8% Senior Notes in the first quarter of 2005, to refinance such notes with the proceeds of a debt or equity offering to be conducted by Revlon, Inc., by October 31, 2005 and, absent any such equity offering Revlon, Inc.'s plans to conduct further rights and equity offerings in the amount of approximately $110 by the end of March 2006, the net proceeds of which would be transferred to Products Corporation to reduce its debt;

(x)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xi)	operating revenues, cash on hand and availability of borrowings under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit being sufficient to satisfy the Company's operating expenses in 2005, including cash requirements referred to in item (xiii) below;

(xii)	the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation);

(xiii)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditures, restructuring programs, debt service payments and regularly scheduled pension contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans, debt service payments (including payments required under Products Corporation's debt instruments) and charges in connection with the Company's growth plan;

(xiv)	matters concerning the Company's market-risk sensitive instruments;

(xv)	the effects of the Company's adoption of certain accounting principles;

(xvi)	the Company's estimates of the amount of U.S. federal net operating losses and the alternative minimum tax losses available to the Company;

(xvii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing and reducing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable; and

(xviii)	Revlon, Inc.'s belief that the remediation program that it has undertaken to date to remediate the material weakness that it identified in its internal control over financial reporting will prove effective, including the Company's belief that its remediation program will strengthen its disclosure controls and procedures and internal control process with respect to its sales return calculations.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q filed in 2004 and Current Reports on Form 8-K filed with the Commission in 2004 and 2005 (which, among other places, can be found on the Commission's website at http://www.sec.gov, as well as on the Company's website at www.revloninc.com). The information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, changes in consumer purchasing habits, including with respect to shopping channels, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in political and/or economic conditions, including inflation, monetary conditions, military actions, terrorist activities, consumer purchasing habits, including with respect to shopping channels, and in trade, monetary, fiscal and tax policies in international markets;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, arising from any repositioning, repackaging and/or reformulating of one or more of the Company's brands or product lines and/or launching of new brands or product lines and/or further refining its approach to retail merchandising or difficulties or delays in completing its advertising review during the first quarter of 2005;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the stabilization and growth phase of its plan, which could affect the Company's ability to increase revenues and achieve profitability over the long term, as well as difficulties, delays or unanticipated costs related to the Company's actions to refine and add to its plan, such as developing and implementing the Company's productivity initiatives, which could affect the Company's ability to achieve its objective of balancing top-line growth with improved operating margins;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness and reduce the cost of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufactory costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to transition European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K.;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions;

(ix)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in the first quarter of 2005 and Products Corporation’s 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and the Company's plans, if Products Corporation does not refinance the 8 1/8% Senior Notes in the first quarter of 2005, to refinance such notes with the proceeds of a debt or equity offering to be conducted by Revlon, Inc. by October 31, 2005 and, absent any such equity offering, Revlon, Inc.’s plans to conduct further rights and equity offerings to reduce Products Corporation's debt in the amount of approximately $110 by the end of March 2006, as well as the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for Products Corporation’s indebtedness and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions;

(x)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xi)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xii)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit;

(xiii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions, growth plan charges or debt service payments;

(xiv)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xv)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xvi)	lower than expected U.S. federal net operating losses, CNOLs or alternative minimum tax losses available to the Company;

(xvii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xviii)	difficulties or delays that could affect the remediation program adopted by Revlon, Inc. to remediate the material weakness that it identified in its internal control over financial reporting.

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Previously Approved by Stockholders:
Stock Plan	36,109,186	(1)	$4.66	(4)	3,822,698
Not Previously Approved by Stockholders:(2)
2002 Supplemental Stock Plan	397,500	(3)	N/A	(3)(4)	—

(1)	Includes 5,327,500 shares of restricted stock and 30,781,686 options issued under the Stock Plan.

(2)	The Supplemental Stock Plan was not required to be approved by the Company's stockholders.

(3)	Includes 530,000 shares of restricted stock issued under the Supplemental Stock Plan, the entire amount of securities issuable under such plan, less 132,500 of such shares as to which the restrictions lapsed on June 18, 2004.

(4)	Weighted-average exercise price excludes restricted stock.

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

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes Inc. (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes Inc. (and its affiliates) to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes Inc. or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes Inc. for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes Inc. (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreements. The net amount payable to MacAndrews & Forbes Inc. by Products Corporation for the services provided under the Reimbursement Agreements for 2004 was $1.0 million.

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

Other

Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Revlon Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2004 was $0.3 million.

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
(3) List of Exhibits:
3.	Certificate of Incorporation and By-laws.
3.1	Restated Certificate of Incorporation of Revlon, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004 (the "Revlon, Inc. 2004 First Quarter 10-Q")).
3.2	Amended and Restated By-Laws of Revlon, Inc. dated as of March 22, 2004 (incorporated by reference to Exhibit 3.2 to the Revlon, Inc. 2004 First Quarter 10-Q).
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	Credit Agreement, dated as of July 9, 2004, among Products Corporation and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K of Products Corporation filed with the Commission on July 13, 2004 (the "Products Corporation July 13, 2004 Form 8-K")).
4.2	Pledge and Security Agreement, dated as of July 9, 2004, among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.35 to the Products Corporation July 13, 2004 Form 8-K).
4.3	Intercreditor and Collateral Agency Agreement, dated as of July 9, 2004, among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.36 to the Products Corporation July 13, 2004 Form 8-K).
4.4	Indenture, dated as of February 1, 1998, between Revlon Escrow Corp. ("Revlon Escrow") and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee, relating to the 8 1/8% Senior Notes due 2006 (as amended, the "8 1/8% Senior Notes Indenture") (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on April 3, 1998, File No. 333-47875 (the "Products Corporation April 1998 Form S-1 Amendment")).

4.5	First Supplemental Indenture, dated April 1, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation April 1998 Form S-1 Amendment).
4.6	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 8 1/8% Senior Notes Indenture (incorporated by reference to Exhibit 4.29 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 12, 2004 (the "Revlon, Inc. February 12, 2004 Form 8-K")).
4.7	Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association, as trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008 (as amended, the "8 5/8% Senior Subordinated Notes Indenture") (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the "Products Corporation March 1998 Form S-1")).
4.8	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).
4.9	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc. as guarantor, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.31 of the Revlon, Inc. February 12, 2004 Form 8-K).
4.10	Indenture, dated as of November 6, 1998, between Products Corporation and U.S. Bank Trust National Association, as trustee, relating to Products Corporation's 9% Senior Notes due 2006 (as amended, the "9% Senior Notes Indenture") (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998).
4.11	First Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc., as guarantor, amending the 9% Senior Notes Indenture (incorporated by reference to Exhibit 4.30 of the Revlon, Inc. February 12, 2004 Form 8-K).
4.12	Indenture, dated as of March 16, 2005, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation's 9½% Senior Notes due 2011 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K/A for the year ended December 31, 2004 of Products Corporation (the "2004 Products Corporation 10-K/A")).
4.13	Registration Agreement, dated as of March 16, 2005, between Products Corporation and Citigroup Global Markets Inc., as representative for the Initial Purchasers named therein (incorporated by reference to Exhibit 4.13 to the 2004 Products Corporation 10-K/A).
10.	Material Contracts.
10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Products Corporation for the fiscal year ended December 31, 2001 filed with the Commission on February 25, 2002 (the "Products Corporation 2001 Form 10-K")).

10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).
10.3	Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (the "Stahl Employment Agreement") (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).
10.4	First Amendment to the Stahl Employment Agreement, effective as of December 17, 2004 (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on December 22, 2004 (the "Revlon, Inc. December 22, 2004 Form 8-K")).
10.5	Employment Agreement, dated as of August 18, 2003, between Products Corporation and Thomas E. McGuire (the "McGuire Employment Agreement") (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 (the "Revlon, Inc. 2003 Third Quarter Form 10-Q")).
10.6	Amendment to McGuire Employment Agreement, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.36 to the Revlon, Inc. December 22, 2004 Form 8-K).
10.7	Employment Agreement, amended and restated as of May 9, 2000, between Products Corporation and Douglas H. Greeff (as amended, the "Greeff Employment Agreement") (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000).
10.8	Amendment, dated as of June 18, 2001, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Products Corporation for year ended December 31, 2001 filed with the Commission on February 25, 2002).
10.9	Amendment, dated as of August 18, 2003, to the Greeff Employment Agreement (incorporated by reference to Exhibit 10.8 to the Revlon, Inc. 2003 Third Quarter Form 10-Q).
10.10	Employment Agreement, dated as of November 1, 2002, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the fiscal year ended December 31, 2004 filed with the Commission on March 10, 2005 (the "Revlon, Inc. 2004 Form 10-K")).
10.11	Amended and Restated Revlon, Inc. Stock Plan (as amended the "Stock Plan") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 4, 2004, File No. 333-116160).
10.12	Current form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.12 to the Revlon, Inc. 2004 Form 10-K).
10.13	Current form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2004 Form 10-K).
10.14	Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).

10.15	Revlon Executive Bonus Plan (Amended and Restated as of September 1, 2002) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2002 filed with the Commission on March 21, 2003 (the "Revlon, Inc. 2002 Form 10-K")).
10.16	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Revlon, Inc. for year ended December 31, 1998 filed with the Commission on March 3, 1999).
10.17	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to the Revlon, Inc. 2002 Form 10-K).
10.18	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation filed with the Commission on March 12, 1993).
10.19	Revlon Executive Severance Policy, as amended July 1, 2002 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2002 Form 10-K).
10.20	Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the "MacAndrews Support Agreement") (incorporated by reference to Exhibit 10.23 to the Revlon, Inc. February 12, 2004 Form 8-K).
10.21	Amendment, dated as of February 20, 2004, to the MacAndrews Support Agreement (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 23, 2004 (the "Revlon, Inc. February 23, 2004 Form 8-K")).
10.22	Amendment, dated as of March 24, 2004, to the MacAndrews Support Agreement (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on March 26, 2004 (the "Revlon, Inc. March 26, 2004 Form 8-K")).
10.23	Support Agreement, dated as of February 11, 2004, between Revlon, Inc. and Fidelity (as amended, the "Fidelity Support Agreement") (incorporated by reference to Exhibit 10.24 of Revlon, Inc. February 12, 2004 Form 8-K).
10.24	Amendment, dated as of February 20, 2004, to the Fidelity Support Agreement (incorporated by reference to Exhibit 10.28 to the Revlon, Inc. February 23, 2004 Form 8-K).
10.25	Amendment, dated as of March 24, 2004, to the Fidelity Support Agreement (incorporated by reference to Exhibit 10.32 to the Revlon, Inc. March 26, 2004 Form 8-K).
10.26	2004 Senior Unsecured Line of Credit Agreement, dated as of July 9, 2004, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2004 filed with the Commission on August 16, 2004).
10.27	Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity (incorporated by reference to Exhibit 10.29 to the Revlon, Inc. February 23, 2004 Form 8-K).
10.28	Investment Agreement, dated as of February 5, 2003, among Revlon, Inc., Products Corporation and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003).

10.29	Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the "2004 Investment Agreement") (incorporated by reference to Exhibit 10.30 of the Revlon, Inc. February 23, 2004 Form 8-K).
10.30	Amendment, dated as of March 24, 2004, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.33 to the Revlon, Inc. March 26, 2004 Form 8-K).
10.31	Second Amendment, dated as of March 7, 2005, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.31 to the Revlon, Inc. 2004 Form 10-K).
10.32	Form of Purchase Agreement between Products Corporation and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.32 to the 2004 Products Corporation 10-K/A).
21.	Subsidiaries.
21.1	Subsidiaries of Revlon, Inc. (incorporated by reference to Exhibit 21.1 to the Revlon, Inc. 2004 Form 10-K).
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
24.1	Power of Attorney executed by Ronald O. Perelman (incorporated by reference to Exhibit 24.1 to the Revlon, Inc. 2004 Form 10-K).
24.2	Power of Attorney executed by Howard Gittis (incorporated by reference to Exhibit 24.2 to the Revlon, Inc. 2004 Form 10-K).
24.3	Power of Attorney executed by Donald G. Drapkin (incorporated by reference to Exhibit 24.3 to the Revlon, Inc. 2004 Form 10-K).
24.4	Power of Attorney executed by Alan S. Bernikow (incorporated by reference to Exhibit 24.4 to the Revlon, Inc. 2004 Form 10-K).
24.5	Power of Attorney executed by Paul J. Bohan (incorporated by reference to Exhibit 24.5 to the Revlon, Inc. 2004 Form 10-K).
24.6	Power of Attorney executed by Meyer Feldberg (incorporated by reference to Exhibit 24.6 to the Revlon, Inc. 2004 Form 10-K).
24.7	Power of Attorney executed by Edward J. Landau (incorporated by reference to Exhibit 24.7 to the Revlon, Inc. 2004 Form 10-K).
24.8	Power of Attorney executed by Linda Gosden Robinson (incorporated by reference to Exhibit 24.8 to the Revlon, Inc. 2004 Form 10-K).
24.9	Power of Attorney executed by Kenneth L. Wolfe (incorporated by reference to Exhibit 24.9 to the Revlon, Inc. 2004 Form 10-K).
*31.1	Certification of Jack L. Stahl, Chief Executive Officer, dated April 12, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Thomas E. McGuire, Chief Financial Officer, dated April 12, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Jack L. Stahl, Chief Executive Officer, dated April 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Thomas E. McGuire, Chief Financial Officer, dated April 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Revlon, Inc. Audit Committee Pre-Approval Policy (incorporated by reference to Exhibit 99.1 to the Revlon, Inc. 2004 Form 10-K).

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Revlon, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

New York, New York
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A(b), that Revlon, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management's assessment that the Company's internal control over the review and validation of the data input and outputs used in the Company's estimates of reserves for sales returns in the United States were ineffective, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revlon, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: The Company's policies and procedures related to the periodic review and validation of the data inputs and outputs used in the Company's determination of estimates of reserves for sales returns in the United States were not effective. As a result of this deficiency, an error in accounting for the reserve for sales returns in the United States as of December 31, 2004 occurred and was not detected by the Company. In this specific instance, performance of the Company's review procedures did not identify the omission of inventory amounts located at certain stores acquired by a customer of the Company in 2004. This deficiency constituted a material weakness, as defined in the first sentence of this paragraph, in the Company's internal control over financial reporting as of December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 9, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Revlon, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the objectives of the control criteria, Revlon, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

KPMG LLP

New York, New York
April 8, 2005

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

3.    Dispositions

Described below are the principal sales of certain brands and facilities entered into by Products Corporation during 2004, 2003 and 2002:

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

(a) On July 9, 2004, Products Corporation entered into a credit agreement (the "2004 Credit Agreement") to refinance the credit agreement that it had entered into in 2001 and which was to mature in May 2005 (the "2001 Credit Agreement"). Products Corporation entered into the 2004 Credit Agreement with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, whose individual members change from time to time, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent. The 2004 Credit Agreement provides up to $960.0 and consists of an $800.0 term loan facility (the "Term Loan Facility") and a $160.0 asset-based multi-currency revolving credit facility (the "Multi-Currency Facility"), collectively referred to as the "2004 Credit Facilities". (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.) Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 subject to certain exceptions and subject to the lenders' agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars up to $50.0 and (iv) Products Corporation and certain of its international subsidiaries in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies (the "Local Loans"), in each case subject to borrowing base availability that is determined based on the value of eligible accounts receivable, eligible inventory and eligible real property and equipment from time to time. If the value of the eligible assets is not sufficient to support the $160.0 borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation's ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation's compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Facilities will terminate on October 31, 2005 if Products Corporation's 8 1/8% Senior Notes are not repaid, redeemed, repurchased or defeased in full as provided in the 2004 Credit Agreement on or before such date, on July 31, 2006 if Products Corporation's 9% Senior Notes are not repaid, redeemed, repurchased or defeased in full on or before such date, and on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes are not repaid, redeemed, repurchased or defeased on or before such date such that not more than $25.0 in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remains outstanding (as each such series of notes is hereinafter defined). In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. failed to undertake an approximately $110.0 equity offering and transfer the net proceeds of such offering to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

In March 2005, Revlon, Inc. and MacAndrews & Forbes amended MacAndrews & Forbes' obligation under the 2004 Investment Agreement (as hereinafter defined) to backstop a $109.7 equity offering to be conducted by Revlon, Inc. by accelerating such obligation to October 31, 2005 from March 31, 2006 in the event that Products Corporation has not as of such date refinanced the 8 1/8% Senior Notes and, therefore, Revlon, Inc. uses an equity offering to effect such refinancing. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," $107.7 (being $109.7, less estimated future transaction costs) of the 8 1/8% Senior Notes have been classified as long-term due to such amendment to the 2004 Investment Agreement. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

Prior to the termination date of the Term Loan Facility, on October 15, January 15, April 15 and July 15 of each year (commencing October 15, 2005) Products Corporation shall repay $2.0 in aggregate principal amount of the term loans outstanding under the Term Loan Facility on each respective date. In addition, the loans under the Term Loan Facility are required to be prepaid with: (i) the net proceeds in excess of $10.0 each year (subject to limited carryover to subsequent years) received during such year from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (and in excess of an additional $25.0 in the aggregate during the term of the 2004 Credit Facilities with respect to certain specified dispositions), subject to certain limited exceptions, (ii) certain net proceeds from equity offerings by Revlon, Inc. that are not used to redeem, repurchase or defease the 8 1/8% Senior Notes, the 9% Senior Notes, the 8 5/8% Senior Subordinated Notes or certain other indebtedness, (iii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt and (iv) 50% of Products Corporation's Excess Cash Flow (as defined in the 2004 Credit Agreement) for any fiscal year. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

The 2004 Credit Agreement contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from (i) incurring additional indebtedness or guarantees, with certain exceptions, (ii) making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others, exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to finance the actual payment by Revlon, Inc. of expenses and obligations incurred by Revlon, Inc. to enable Revlon, Inc. to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as the Securities and Exchange Commission (the "Commission") filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), and, subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such, (iii) creating liens or other encumbrances on Products Corporation's or its subsidiaries' assets or revenues, granting negative pledges or selling or transferring any of Products Corporation's or its subsidiaries' assets, all subject to certain limited exceptions, (iv) with certain exceptions, engaging in merger or acquisition transactions, (v) prepaying indebtedness and modifying the terms of certain indebtedness and specified material contractual obligations, subject to certain exceptions (including, without limitation, prepaying one or more of the 8 1/8% Notes, 9% Notes or 8 5/8% Senior Subordinated Notes with the proceeds of certain equity offerings, including the approximately $110 equity offering to be conducted by Revlon, Inc. prior to March 31, 2006 and to be back-stopped by MacAndrews & Forbes up to such amount, or with certain permitted refinancing indebtedness), (vi) making investments, subject to certain exceptions, and (vii) entering into transactions with affiliates of Products Corporation other than upon terms no less favorable to Products Corporation or its subsidiaries than it would obtain in an arms' length transaction. In addition to the foregoing, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products

Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 for a period of 30 consecutive days or more, requiring Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. The Company was in compliance with these covenants at December 31, 2004. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

The events of default under the 2004 Credit Agreement include customary events of default for such types of agreements, including (i) nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period; (ii) non-compliance with the covenants in the 2004 Credit Agreement or the ancillary security documents, subject in certain instances to grace periods; (iii) the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of Products Corporation's subsidiaries or Revlon, Inc., subject in certain instances to grace periods; (iv) default by Revlon, Inc., or any of its subsidiaries (y) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $5.0 in aggregate principal amount or (z) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $5.0 in aggregate principal amount, or the occurrence of any other event, the effect of which default or other event is to cause or permit the holders of such debt to cause the acceleration of payment of such debt; (v) the failure by Products Corporation, certain of Products Corporation's subsidiaries or Revlon, Inc., to pay certain material judgments; (vi) a change of control such that (w) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation's capital stock, (x) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to "control" Products Corporation, and any other person or group or persons owns more than 25% of the total voting power of Revlon, Inc., (y) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall "control" Products Corporation or (z) the current directors serving on Products Corporation's Board of Directors (or other directors nominated by at least 66 2/3% of such continuing directors) shall cease to be a majority of the directors; (vii) the failure by Revlon, Inc. (y) to conduct an approximately $110.0 million equity offering and to transfer the net proceeds of such offering to Products Corporation to reduce its outstanding indebtedness by March 31, 2006 or (z) to contribute to Products Corporation all of the net proceeds it receives from any other sale of its equity securities or Products Corporation's capital stock, subject to certain limited exceptions; (viii) the failure of any of Products Corporation's, its subsidiaries' or Revlon, Inc.'s representations or warranties in any of the documents entered into in connection with the 2004 Credit Agreement to be correct, true and not misleading in all material respects when made or confirmed; (ix) the conduct by Revlon, Inc., of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation's capital stock) or the incurrence of debt, in each case subject to limited exceptions; (x) MacAndrews & Forbes' failure to fund any binding commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit; and (xi) the failure of certain Products Corporation's affiliates which hold Products Corporation's or its subsidiaries' indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness.

(b) The 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes") are senior unsecured obligations of Products Corporation and rank equally in right of payment with all existing and future senior debt of Products Corporation, including the 9% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

(c) The 9% Senior Notes due 2006 (the "9% Senior Notes") are senior unsecured obligations of Products Corporation and rank equally in right of payment with all existing and future senior debt of Products Corporation, including the 8 1/8% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9% Senior Notes are effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on May 1 and November 1. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

The indentures for the 8 1/8% Senior Notes, the 9% Senior Notes and the 8 5/8% Senior Subordinated Notes contain customary events of default for debt instruments of such type and each include a cross acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 and such default continues for 10 days after notice from the trustee under each such indenture. If any such event of default occurs, the trustee under each such indenture or the holders of at least 25% in principal amount of the outstanding notes under each such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under each such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under each such indenture. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

On February 20, 2004, Revlon, Inc. and MacAndrews & Forbes also entered into an investment agreement (the "2004 Investment Agreement") pursuant to which MacAndrews and Forbes committed to assisting the Company with its goal of reducing Products Corporation's indebtedness by an additional $200 in the aggregate by the end of 2004 and further by an additional $100 in the aggregate by March 2006. Pursuant to the 2004 Investment Agreement, MacAndrews & Forbes agreed, among other things, (i) to the extent that a minimum of $150 aggregate principal amount of notes were not tendered in the Revlon Exchange Transaction, to back-stop the exchange offers by subscribing for additional shares of Revlon, Inc.'s Class A Common Stock at a purchase price of $2.50 per share, to the extent of any shortfall, the proceeds of which would be used to reduce Products Corporation's outstanding indebtedness; (ii) to back-stop a rights offering in an amount necessary to meet the $200 aggregate debt reduction target by December 31, 2004, not to exceed $50 since at least $150 of debt reduction in the aggregate was ensured as a result of the MacAndrews & Forbes back-stop obligations discussed in (i) above; and (iii) to back-stop a rights offering in an amount necessary to meet the $300 aggregate debt reduction target by March 31, 2006, not to exceed $100 since at least $200 of debt reduction in the aggregate is ensured as a result of the back-stop obligations discussed in (i) and (ii) above (such equity offerings together with the Revlon Exchange Transactions are the "Debt Reduction Transactions"). In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock acquired by MacAndrews & Forbes Holdings will be deemed to be registrable securities.

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

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes, the 8 1/8% Senior Notes and the 9% Senior Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes Inc. (and its affiliates) and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes Inc. (and its affiliates) to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes Inc. or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes Inc. for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes Inc. (or such affiliates) and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation as well as MacAndrews & Forbes and its other affiliates. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes for their allocable portion of the premiums for such coverage, which the Company believes, is more favorable than the premiums the Company would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable by (payable to) MacAndrews & Forbes Inc. to (by) Products Corporation for the services provided under the Reimbursement Agreements for 2004, 2003 and 2002, were $1.0, $(2.7) and $0.8, respectively.

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

The 2004 Credit Agreement is, and prior to the redemption of all Product Corporation's outstanding 12% Senior Secured Notes in July and August 2004, the 12% Senior Secured Notes were, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, on February 11, 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Products Corporation's 8 1/8% Senior Notes, 9% Senior Notes and 8 5/8% Senior Subordinated Notes. (See "Subsequent Events" in Note 20 to the Consolidated Financial Statements.)

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

18.    Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$308.4	$316.1	$294.4	$378.3
Gross profit	191.3	197.7	176.5	246.4
Net (loss) income (a)	(58.2)	(38.9)	(91.6)	46.2
Basic loss per common share:
Net (loss) income per common share	$(0.63)	$(0.11)	$(0.25)	$0.12
Diluted loss per common share:
Net (loss) income per common share	$(0.63)	$(0.11)	$(0.25)	$0.12

	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (b)
Net sales	$292.0	$322.3	$316.5	$368.5
Gross profit	180.5	197.1	189.4	231.2
Net loss	(48.7)	(37.8)	(54.7)	(12.6)
Basic loss per common share:
Net loss per common share	$(0.91)	$(0.68)	$(0.78)	$(0.18)
Diluted loss per common share:
Net loss per common share	$(0.91)	$(0.68)	$(0.78)	$(0.18)

(a)	During 2004, the Company incurred $90.7 in losses on the early extinguishment of debt consisting of the loss on exchange for equity of certain indebtedness in the Revlon Exchange Transactions and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes and the repayment of the 2001 Credit Agreement.

(b)	During 2003 the Company recorded expenses of approximately $31 related to the implementation of the stabilization and growth phase of the Company's plan.

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

20.    Subsequent Events (Unaudited)

On March 11, 2005, Products Corporation entered into, and on March 16, 2005 consummated the transactions contemplated by, a Purchase Agreement (the "Purchase Agreement") with certain initial purchasers (the "Initial Purchasers") for the sale of $310 aggregate principal amount of its 9½% Senior Notes due 2011 (the "9½% Senior Notes"). On March 16, 2005, Revlon, Inc. issued a press release announcing that Products Corporation had completed its previously announced offering of $310 aggregate principal amount of the 9½% Senior Notes. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006 and reduced, in part, Products Corporation's exposure to floating rate debt.

Concurrently with the sale of the 9½% Senior Notes, Revlon, Inc. on March 16, 2005 also announced that on April 15, 2005 Products Corporation will redeem all of the $116.2 aggregate principal amount outstanding of its 8 1/8% Senior Notes and all of the $75.5 aggregate principal amount outstanding of its 9% Senior Notes and that it has effected a covenant defeasance of its 8 1/8% Senior Notes and 9% Senior Notes by (i) mailing on March 16, 2005 irrevocable notices of redemption with respect to such notes, and (ii) irrevocably depositing on March 16, 2005 in trust with the trustee under the indentures an amount sufficient to redeem such notes. Revlon, Inc. also indicated that Products Corporation used a portion of the proceeds from the offering (i) to prepay $100 of indebtedness outstanding under the Term Loan Facility of its 2004 Credit Agreement, together with accrued interest and the $5.0 prepayment fee associated with such prepayment, and (ii) to pay a portion of the fees and expenses incurred in connection with the transactions described above (such transactions being referred to as the "2005 Refinancing Transactions").

The 9½% Senior Notes were issued by Products Corporation pursuant to an indenture, dated as of March 16, 2005 (the "9½% Senior Notes Indenture"), by and between Products Corporation and U.S.

Bank National Association, as trustee. Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation equal in right of payment with any of Products Corporation's present and future senior indebtedness. The 9½% Senior Notes bear interest at an annual rate of 9½%, which will be payable on April 1 and October 1 of each year, commencing on October 1, 2005. The 9½% Senior Notes Indenture provides that Products Corporation may redeem the 9½% Senior Notes at its option in whole or in part at any time on or after April 1, 2008, at the redemption prices set forth in the 9½% Senior Notes Indenture. In addition, at any time prior to April 1, 2008, Products Corporation is entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes at a redemption price of 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date fixed for redemption, with, and, to the extent actually received, the net cash proceeds of one or more public equity offerings, provided that at least 65% of the aggregate principal amount of the 9½% Senior Notes originally issued remains outstanding immediately after giving effect to such redemption. In addition, the 9½% Senior Notes Indenture provides that Products Corporation is entitled to redeem the 9½% Senior Notes at any time or from time to time prior to April 1, 2008, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the greater of (i) 1.0% of the then outstanding principal amount of such note at such time and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such note on April 1, 2008 (exclusive of any accrued interest) plus (2) all required remaining scheduled interest payments due on such note through April 1, 2008, computed using a discount rate equal to the applicable treasury rate plus 75 basis points, over (B) the then outstanding principal amount of such note at such time. Pursuant to the 9½% Senior Notes Indenture, upon a change of control (as defined in the 9½% Senior Notes Indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder's 9½% Senior Notes at a price equal to 101% of the principal amount of such holder's 9½% Senior Notes plus accrued interest.

The 9½% Senior Notes Indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. The 9½% Senior Notes Indenture contains customary events of default.

In connection with the issuance of the 9½% Senior Notes, on March 16, 2005, Products Corporation entered into a Registration Agreement (the "9½% Senior Notes Registration Agreement") with the Initial Purchasers for the benefit of holders of the 9½% Senior Notes. Pursuant to the 9½% Senior Notes Registration Agreement, among other things, Products Corporation agreed that it will, at its cost, (i) by the 90th day after the closing of the offering of the 9½% Senior Notes (or June 14, 2005), file a registration statement with the Commission with respect to a registered offer to exchange the 9½% Senior Notes for exchange notes (the "9½% Exchange Notes"), which will have terms substantially identical in all material respects to the 9½% Senior Notes (except that the 9½% Exchange Notes will not contain terms with respect to registration rights, transfer restrictions and interest rate increases) and (ii) by the 180th day after the closing of the offering of the 9½% Senior Notes (or September 12, 2005), use its best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended (the "Securities Act"). Products Corporation agreed to keep the exchange offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the exchange offer is mailed to the holders of the 9½% Senior Notes. In addition, Products Corporation agreed that, in the event that applicable interpretations of the staff of the Commission do not permit Products Corporation to effect such an exchange offer, or if for any other reason the exchange offer is not consummated by the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005), it will, at its cost, (a) as promptly as practicable, file a shelf registration statement covering resales of the 9½% Senior Notes, (b) use its best efforts to cause the shelf registration statement to be declared effective under the Securities Act and (c) use its best efforts to keep effective the shelf registration statement until two years after its effective date. Products Corporation also agreed that, if by the 90th day following the closing of the offering of the 9½% Senior Notes (or June 14, 2005), a registration statement has not been filed with the Commission with respect to the exchange offer or the resale of the 9½% Senior Notes, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the date such registration statement is filed and (ii) the 210th day after the closing of the offering of the 9½% Senior Notes (or October 12, 2005); and if by such date neither (i) the exchange offer is consummated nor (ii) the shelf registration statement is declared effective, the rate per annum at which the 9½% Senior Notes bear interest will increase by 0.5% from and including such date, until but excluding the earlier of (i) the consummation of the exchange offer and (ii) the effective date of a shelf registration statement.

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

Dated: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on April 12, 2005 and in the capacities indicated.

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