Form 10-Q
period 2005-03-31
REVLON INC /DE/
filed 2005-05-09
CIK 887921

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

As of March 31, 2005, 338,877,944 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 20,819,333 shares of Class A Common Stock and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc., and 169,291,308 shares of Class A Common Stock were owned beneficially by MacAndrews & Forbes Holdings Inc. and its affiliates.

Total Pages – 31

PART I FINANCIAL INFORMATION

1.    Financial Statements.

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104.1	$120.8
Trade receivables, less allowances of $17.4 and $19.0 as of March 31, 2005 and December 31, 2004, respectively	152.3	200.6
Inventories	169.6	154.7
Prepaid expenses and other	72.4	69.7
Investment in debt defeasance trust	197.9	—
Total current assets	696.3	545.8
Property, plant and equipment, net	115.3	118.7
Other assets	157.4	149.9
Goodwill, net	186.1	186.1
Total assets	$1,155.1	$1,000.5
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Short-term borrowings – third parties	$33.9	$36.6
Current portion of long-term debt – third parties	191.7	10.5
Accounts payable	100.9	95.2
Accrued expenses and other	270.4	283.2
Total current liabilities	596.9	425.5
Long-term debt – third parties	1,337.0	1,308.2
Other long-term liabilities	286.6	286.7
Stockholders' deficiency:
Class B Convertible Common Stock, par value $.01 per share; 200,000,000 shares authorized, 31,250,000 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	0.3	0.3
Class A Common stock, par value $.01 per share; 900,000,000 shares authorized and 344,404,610 and 344,592,944 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	3.4	3.4
Additional paid-in capital	771.0	771.4
Accumulated deficit	(1,705.0)	(1,658.2)
Deferred compensation	(10.4)	(12.5)
Accumulated other comprehensive loss	(124.7)	(124.3)
Total stockholders' deficiency	(1,065.4)	(1,019.9)
Total liabilities and stockholders' deficiency	$1,155.1	$1,000.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net sales	$300.9	$308.4
Cost of sales	114.2	117.1
Gross profit	186.7	191.3
Selling, general and administrative expenses	187.1	171.9
Restructuring (benefit) costs and other, net	1.7	(0.7)
Operating (loss) income	(2.1)	20.1
Other expenses (income):
Interest expense	29.7	44.6
Interest income	(1.6)	(1.0)
Amortization of debt issuance costs	1.6	2.6
Foreign currency (gains) losses, net	2.5	(1.4)
Loss on early extinguishment of debt	7.5	32.6
Miscellaneous, net	1.4	0.1
Other expenses, net	41.1	77.5
Loss before income taxes	(43.2)	(57.4)
Provision for income taxes	3.6	0.8
Net loss	$(46.8)	$(58.2)
Basic and diluted loss per common share	$(0.13)	$(0.63)
Weighted average number of common shares outstanding: Basic and diluted	370,126,944	92,933,027

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
AND COMPREHENSIVE LOSS
(dollars in millions)

	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency
Balance, January 1, 2005	$3.7	$771.4	$(1,658.2)	$(12.5)	$(124.3)	$(1,019.9)
Stock-based compensation		(0.4)		0.4		—
Amortization of deferred compensation				1.7		1.7
Comprehensive loss:
Net loss			(46.8)			(46.8)
Revaluation of foreign currency forward exchange contracts					1.1	1.1
Currency translation adjustment					(1.5)	(1.5)
Total comprehensive loss						(47.2)
Balance, March 31, 2005	$3.7	$771.0	$(1,705.0)	$(10.4)	$(124.7)	$(1,065.4)

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46.8)	$(58.2)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	23.5	26.4
Amortization of debt discount	—	0.8
Stock compensation amortization	1.7	0.6
Loss on early extinguishment of debt	7.5	32.6
Change in assets and liabilities:
Decrease in trade receivables	45.6	28.4
Increase in inventories	(17.3)	(9.0)
Increase in prepaid expenses and other current assets	(3.2)	(10.7)
Increase (decrease) in accounts payable	7.0	(1.8)
Decrease in accrued expenses and other current liabilities	(9.0)	(18.8)
Purchase of permanent displays	(17.5)	(20.6)
Other, net	0.9	(5.3)
Net cash used for operating activities	(7.6)	(35.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(2.7)
Investment in debt defeasance trust	(197.9)	—
Net cash used for investing activities	(200.6)	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings – third parties	(2.3)	1.8
Proceeds from the issuance of long-term debt – third parties	310.0	163.8
Repayment of long-term debt – third parties, including prepayment fee	(105.0)	(153.3)
Proceeds from the issuance of long-term debt – affiliates	—	38.7
Repayment of long-term debt – affiliates	—	(15.5)
Payment of financing costs	(9.0)	(3.5)
Net cash provided by financing activities	193.7	32.0
Effect of exchange rate changes on cash and cash equivalents	(2.2)	3.6
Net decrease in cash and cash equivalents	(16.7)	(2.7)
Cash and cash equivalents at beginning of period	120.8	56.5
Cash and cash equivalents at end of period	$104.1	$53.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$36.5	$46.5
Income taxes, net of refunds	1.0	1.9
Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt and accrued interest to Class A Common Stock	$—	$813.8
Exchange and conversion of Series A and Series B Preferred Stock to Class A Common Stock	—	54.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

(1)    Basis of Presentation

Revlon, Inc. (and together with its subsidiaries, the "Company") conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. The Company manufactures and sells an extensive array of cosmetics and skin care, fragrances and personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group.

The Company is an indirectly majority-owned subsidiary of MacAndrews & Forbes Holdings Inc., formerly known as Mafco Holdings Inc., a corporation wholly owned by Ronald O. Perelman ("MacAndrews & Forbes Holdings" and, together with its affiliates, "MacAndrews & Forbes").

The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after elimination of all intercompany balances and transactions. The Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Revlon, Inc.'s Class A common stock (the "Class A Common Stock") at the date of the grant over the amount an employee must pay to acquire such stock.

The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statements No. 123":

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(46.8)	$(58.2)
Add: Stock-based employee compensation expense included in reported net loss	1.7	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5.7)	(1.5)
Pro forma net loss	$(50.8)	$(59.1)
Basic and diluted loss per common share:
As reported	$(0.13)	$(0.63)
Pro forma	$(0.14)	$(0.64)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The Company granted 5,004,972 stock options during the three months ended March 31, 2005 and used the following weighted average assumptions to calculate the fair value of these options: no dividend yield; expected volatility of approximately 61%; weighted average risk-free interest rate of 3.95%; and an expected life of 4.75 years.

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," an amendment to FASB Statements Nos. 123 and 95 ("SFAS No. 123(R)"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (the "SEC" or the "Commission") adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be the fiscal year beginning January 1, 2006. The Company currently plans to adopt SFAS No. 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of SFAS No. 123(R) and has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not determined whether its adoption will result in amounts in future periods that are similar to the Company's current pro forma disclosures under SFAS No. 123. The Company expects that the adoption of SFAS No. 123(R) will have a material impact on the Company's consolidated results of operations and earnings per share.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153").

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and handling cost be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151, but does not expect that it will have a material impact on its consolidated results of operations and financial condition.

(2)    Post-retirement Benefits

The components of net periodic benefit cost for the pension and the other post-retirement benefit plans for the three months ended March 31, 2005 and 2004 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2005	2004	2005	2004
Service cost	$2.6	$2.5	$(0.2)	$(1.9)
Interest cost	7.8	7.6	0.1	(1.4)
Expected return on plan assets	(7.1)	(6.4)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	2.0	2.1	—	—
	5.2	5.7	(0.1)	(3.3)
Portion allocated to Revlon Holdings LLC	—	—	—	—
	$5.2	$5.7	$(0.1)	$(3.3)

The Company recognized $3.3 million of income for the first quarter of 2004 related to a reduction in the liability for an International post-retirement benefit arrangement.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

(3)    Inventories

	March 31, 2005	December 31, 2004
Raw materials and supplies	$51.3	$48.1
Work-in-process	13.7	12.2
Finished goods	104.6	94.4
	$169.6	$154.7

(4)    Investment in Debt Defeasance Trust

Products Corporation placed $197.9 million of the proceeds from the March 16, 2005 issuance of its 9½% Senior Notes (as hereinafter defined) into an irrevocable trust for the sole purpose of funding the redemption of its 8 1/8% Senior Notes, plus accrued interest, and its 9% Senior Notes, plus accrued interest and premium (each as hereinafter defined). The trustee used the proceeds to purchase U.S. government securities that had maturities that coincided with the April 2005 scheduled redemption date of these notes. The investment in the debt defeasance trust is included in current assets in the Unaudited Consolidated Balance Sheet. See "Long-term Debt" in Note 10 and "Subsequent Event" in Note 11 to the Unaudited Consolidated Financial Statements.

(5)    Basic and Diluted Loss Per Common Share

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted shares and outstanding stock options using the treasury stock method. Options to purchase 34,374,663 and 7,545,897 shares of Class A Common Stock with weighted average exercise prices of $4.39 and $10.70, respectively, were outstanding at March 31, 2005 and 2004, respectively. Additionally, 5,526,666 and 1,970,000 shares of unvested restricted stock were outstanding as of March 31, 2005 and 2004, respectively. Because the Company incurred losses for the three months ended March 31, 2005 and 2004, these shares are excluded from the calculation of diluted loss per common share as their effect would be antidilutive.

For each period presented, the amount of loss used in the calculation of diluted loss per common share was the same as the amount of loss used in the calculation of basic loss per common share.

On March 25, 2004, in connection with a debt-for-equity exchange, the Company issued 299,969,493 shares of Revlon, Inc. Class A Common Stock. The shares issued in this exchange are included in the weighted average number of shares outstanding since the date of such transaction.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

(6)    Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(46.8)	$(58.2)
Other comprehensive (loss) income:
Revaluation of foreign currency forward exchange contracts	1.1	0.7
Currency translation adjustment	(1.5)	(1.6)
Other comprehensive (loss) income	(0.4)	(0.9)
Comprehensive loss	$(47.2)	$(59.1)

(7)    Restructuring Costs and Other, net

During the three months ended March 31, 2005, the Company recorded separate charges of $1.7 million primarily for employee severance and other personnel benefits. During the three months ended March 31, 2004, the Company revised its estimate of the cost to be incurred related to a previous restructuring program.

Details of the activities described above during the three-month period ended March 31, 2005 are as follows:

	Balance as of January 1, 2005	Expenses, Net	Utilized, Net		Balance as of March 31, 2005
			Cash	Noncash
Employee severance and other personnel benefits:
2003 program	$3.1	$—	$(0.5)	$(0.1)	$2.5
2004 program	5.1	1.7	(1.8)	(0.3)	4.7
	8.2	1.7	(2.3)	(0.4)	7.2
Leases and equipment write-offs	2.9	—	(0.1)	—	2.8
	$11.1	$1.7	$(2.4)	$(0.4)	$10.0

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

(8)    Geographic Information

The Company manages its business on the basis of one reportable operating segment. The Company has operations established in 16 countries outside of the U.S. and its products are sold throughout the world. The Company's results of operations and the value of its assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels.

	Three Months Ended March 31,
	2005	2004
Geographic area:
Net sales:
United States	$179.3	$190.6
Canada	14.9	15.3
United States and Canada	194.2	205.9
International	106.7	102.5
	$300.9	$308.4

	March 31, 2005	December 31, 2004
Long-lived assets:
United States	$374.6	$371.3
Canada	4.8	4.2
United States and Canada	379.4	375.5
International	79.4	79.2
	$458.8	$454.7

	Three Months Ended March 31,
	2005	2004
Classes of similar products:
Net sales:
Cosmetics, skin care and fragrances	$201.2	$209.4
Personal care	99.7	99.0
	$300.9	$308.4

(9)    Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts is recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). The Company enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. The notional amount of the foreign currency forward exchange contracts outstanding at March 31, 2005 and December 31, 2004 was $42.4 million and $31.5 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at March 31, 2005 and December 31, 2004 was $(1.0) million and $(2.3) million, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

(10)    Long-term Debt

	March 31, 2005	December 31, 2004
2004 Credit Agreement:
Term Loan Facility due 2010	$700.0	$800.0
Multi-Currency Facility due 2010	—	—
8 1/8% Senior Notes due 2006	116.2	116.2
9% Senior Notes due 2006	75.5	75.5
8 5/8% Senior Subordinated Notes due 2008	327.0	327.0
9½% Senior Notes due 2011	310.0	—
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
	1,528.7	1,318.7
Less current portion	(191.7)	(10.5)
	$1,337.0	$1,308.2

On March 16, 2005, Products Corporation completed an offering of $310 million aggregate principal amount of 9½% Senior Notes due 2011 (the "9½% Senior Notes"). Interest on the 9½% Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2005. For additional descriptions of the 9½% Senior Notes, see "Note 20 Subsequent Events (Unaudited)" of the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

The proceeds from the 9½% Senior Notes were used to prepay $100 million of indebtedness outstanding under the Term Loan Facility of Products Corporation's 2004 Credit Agreement (as each such term is hereinafter defined), together with accrued interest and the associated $5.0 million prepayment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the 9½% Senior Notes. The remaining $197.9 million in proceeds was placed in a debt defeasance trust to redeem $116.2 million aggregate principal amount outstanding of Product Corporation's 8 1/8% Senior Notes due 2006 (the "8 1/8% Senior Notes"), plus accrued interest, and $75.5 million aggregate principal amount outstanding of Product Corporation's 9% Senior Notes due 2006 (the "9% Senior Notes"), plus accrued interest and the applicable premium. The current portion of long-term debt at March 31, 2005 consisted of the outstanding 8 1/8% Senior Notes and 9% Senior Notes which Products Corporation redeemed in April 2005. See "Subsequent Event" in Note 11 to the Unaudited Consolidated Financial Statements. Amounts prepaid under the Term Loan Facility permanently reduce the commitment and are not available for future borrowings.

(11)    Subsequent Event

On April 15, 2005, Products Corporation completed the redemption of all $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes and all $75.5 million aggregate principal amount outstanding of its 9% Senior Notes when amounts previously deposited in a debt defeasance trust were released by the trustee to holders of such notes. The aggregate redemption prices for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes and, with respect to the 9% Senior Notes, the applicable premium. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $1.6 million.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

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

The Company intends to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company currently anticipates that the continued growth momentum and accelerated growth stage of its plan will include various actions that represent refinements of and additions to the actions taken during the stabilization and growth phase of its plan, with the objective of balancing top-line growth with improved operating margins and developing and implementing the Company's margin transformation initiatives. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and introduction process; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, which will include moving certain production for the European markets to the Company's Oxford, North Carolina facility, and entering into new warehousing and distribution arrangements in the U.K.; (iv) optimize the effectiveness of the Company's advertising, marketing and promotions; (v) continue the training and development of the Company's organization so that it may continue to improve its capability to execute the Company's strategies while providing enhanced job satisfaction for its employees; and (vi) continue to strengthen the Company's balance sheet and capital structure.

The Company recently completed a review of its advertising agencies as part of its strategy to optimize the effectiveness of its advertising, marketing and promotions, and on March 15, 2005 the Company announced that it awarded the Kaplan Thaler Group, Ltd. all creative aspects of advertising for the Revlon cosmetics brand and Carat has been appointed agency of record for all the media for the Company. As part of this strategy, the Company conducted an advertising agency review for the Almay brand and it expects to announce decisions related to such matter in the second quarter of 2005.

The continued growth momentum and accelerated growth stage will also include strengthening the Company's balance sheet and capital structure, much of which was accomplished in the first quarter of 2005 and in 2004. On March 16, 2005, Products Corporation completed the sale of $310 million aggregate principal amount of its 9½% Senior Notes and used the proceeds to prepay and permanently reduce $100 million of indebtedness under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, to redeem its 8 1/8% Senior Notes and 9% Senior Notes and to pay the applicable redemption premiums, fees and expenses related to these transactions. The offering and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006 and reduced, in part, Products Corporation's exposure to floating rate debt. See further discussion in "2005 Refinancing Transactions" within this section and in Note 10 "Long-Term Debt" to the Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Continuing to implement and refine the Company's plan could include taking advantage of opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining the Company's approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

The Company believes that it has strengthened its organizational capability and it intends to continue doing so. The Company also believes that it has strengthened its relationships with its key retailers in the U.S.

Net sales for the three months ended March 31, 2005 decreased $7.5 million, or 2.4%, to $300.9 million, as compared to $308.4 million for the three months ended March 31, 2004, driven by lower shipments in the U.S. and lower licensing revenues due primarily to the $4.7 million prepayment of a license renewal fee that benefited the first quarter of 2004, partially offset by favorable foreign currency translation.

In the United States and Canada, net sales decreased to $194.2 million in the first quarter of 2005 from $205.9 million in the first quarter of 2004 due primarily to lower shipments and lower licensing revenues due primarily to the aforementioned prepayment of a license renewal fee in the first quarter of 2004. In International, in the first quarter of 2005, net sales increased to $106.7 million from $102.5 million in the first quarter of 2004 due primarily to favorable foreign currency translation.

In terms of U.S. marketplace performance, the U.S. color cosmetics category for the first quarter of 2005 increased approximately 1.4% versus the first quarter of 2004. Combined share for the Revlon and Almay brands totaled 21.9% for the first quarter of 2005, compared with 22.1% for the first quarter of 2004, with the Revlon brand registering a share of 15.6% for the first quarter 2005, compared to 16.4% for the first quarter 2004, and the Almay brand registering a share of 6.3% for the first quarter 2005, compared to 5.8% for the first quarter 2004. In hair color, the Company gained market share in the first quarter of 2005, compared with the first quarter 2004, while market share declined in beauty tools and was essentially even for anti-perspirants/deodorants. All U.S. market share and market position data herein for the Company's brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen's estimates based upon data gathered by ACNielsen from market samples, which ACNielsen adjusts from time to time, and are therefore subject to some degree of variance. ACNielsen's data do not reflect sales volume from Wal-Mart, Inc., which is the Company's largest customer, representing approximately 21.0% of the Company's 2004 consolidated net sales.

Net sales in the Company's domestic and international operations in the normal course are subject to the risk of being adversely affected by, among other things, one or more of the following: weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels.

Operating loss in the first quarter of 2005 was $2.1 million, as compared to operating income of $20.1 million in the first quarter of 2004. The $22.2 million decrease in operating income for the first quarter of 2005 is due to higher advertising, promotional and other marketing expenses and lower gross profit resulting from lower net sales as discussed above. The first quarter of 2004 also benefited from a $3.3 million reduction of a liability associated with an international benefit arrangement, of which $1.9 million was recorded in cost of sales and $1.4 million was recorded in selling, general and administrative expenses.

The $7.5 million loss on early extinguishment of debt for the first quarter of 2005 represents the $5.0 million prepayment fee related to the prepayment of $100.0 million of indebtedness outstanding under the

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Term Loan Facility of the 2004 Credit Agreement as well as the write-off of the portion of deferred financing costs related to the amount prepaid. The loss on early extinguishment of debt for the first quarter of 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as hereinafter defined) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions.

Discussion of Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

Results of Operations

In the tables, numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

	Three Months Ended March 31,		$ Change	% Change
	2005	2004
United States and Canada	$194.2	$205.9	$(11.7)	(5.7)%
International	106.7	102.5	4.2	4.1	%(1)
	$300.9	$308.4	$(7.5)	(2.4	) (2)

(1)	Excluding the impact of currency fluctuations, International net sales increased 0.4%.

(2)	Excluding the impact of currency fluctuations, consolidated net sales decreased 4.0%.

United States and Canada.

The decrease in net sales in the U.S. and Canada in the first quarter of 2005, as compared with the first quarter of 2004, was driven primarily by lower shipments of existing products, partially offset by strong shipments of new products in the first quarter of 2005, as compared to the first quarter of 2004. Additionally, licensing revenue in first quarter 2005 was lower due primarily to the $4.7 million prepayment of a license renewal fee, which benefited the first quarter of 2004.

International.

Net sales in the Company's international operations were $106.7 million for the first quarter of 2005, compared with $102.5 million for the first quarter of 2004, an increase of $4.2 million or 4.1%. Excluding the impact of foreign currency fluctuations, international sales increased by 0.4% in the first quarter of 2005, as compared to the first quarter 2004.

In the Far East and Africa, net sales increased by $7.5 million, or 14.6%, to $58.8 million for the first quarter of 2005, as compared with $51.3 million for the first quarter of 2004. Excluding the impact of foreign currency fluctuations, net sales in the Far East increased $4.8 million, or 9.4%, in the first quarter of 2005, as compared to the first quarter of 2004. This increase in net sales, excluding the impact of foreign currency fluctuations, was driven by higher sales in South Africa, Australia and certain distributor markets (which the Company estimates contributed to an approximate 7.2% increase in net sales for the region for the first quarter of 2005, as compared with the first quarter of 2004).

In Europe, which is comprised of Europe and the Middle East, net sales decreased by $3.3 million, or 10.9%, to $27.0 million for the first quarter of 2005, as compared with $30.3 million for the first quarter

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

of 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe declined by $4.3 million, or 14.2%, in the first quarter of 2005, as compared to the first quarter of 2004. The decline in net sales, excluding the impact of foreign currency fluctuations, was due to lower sales and higher returns, allowances and discounts in the U.K. (which the Company estimates contributed to an approximate 10.7% reduction in net sales for the region for the first quarter of 2005, as compared with the first quarter of 2004) and to lower net sales in Italy (which the Company estimates contributed to an approximate 2.7% reduction in net sales for the region for the first quarter of 2005, as compared with the first quarter of 2004).

In Latin America, which is comprised of Mexico, Central America and South America, net sales were even at $20.9 million for both the first quarter of 2005 and 2004. Excluding the impact of foreign currency fluctuations, net sales in Latin America decreased by $0.1 million, or 0.5%, in the first quarter of 2005, as compared to the first quarter of 2004. The slight decrease in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by lower net sales in Mexico, Argentina and Chile (which the Company estimates contributed to an approximate 6.7% reduction in net sales for the region for the first quarter of 2005, as compared with the first quarter of 2004), which was almost completely offset by increased sales in certain distributor markets (which the Company estimates contributed to an approximate 6.6% increase in net sales for the region in the first quarter of 2005, as compared with the first quarter of 2004).

Gross profit:

	Three Months Ended March 31,		Change
	2005	2004
Gross profit	$186.7	$191.3	$(4.6)

Gross profit decreased $4.6 million to $186.7 million for the first quarter 2005, as compared with $191.3 million for the first quarter of 2004, primarily due to lower net sales which resulted, in part, from lower licensing revenue due to the $4.7 million prepayment in the first quarter of 2004. Excluding foreign currency fluctuations, gross profit decreased $7.3 million for the first quarter of 2005, as compared to the first quarter of 2004. Gross profit as a percent of sales, excluding the impact of foreign exchange, was 62.1% in the first quarter of 2005, as compared to 62.0% in the first quarter of 2004.

SG&A expenses:

	Three Months Ended March 31,		Change
	2005	2004
SG&A expenses	$187.1	$171.9	$(15.2)

Selling, general and administrative expenses ("SG&A") increased $15.2 million, or 8.8%, to $187.1 million for first quarter of 2005, as compared to first quarter of 2004, due primarily to higher advertising and promotional display costs of $10.8 million and $2.2 million of unfavorable foreign currency fluctuations in the first quarter of 2005, as compared with the first quarter of 2004. SG&A expense in the first quarter of 2004 also benefited by $1.4 million due to a reduction of liability associated with an international benefit arrangement.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Restructuring (benefit) costs and other, net:

	Three Months Ended March 31,		Change
	2005	2004
Restructuring (benefit) costs and other, net	$1.7	$(0.7)	$(2.4)

During the first quarter 2005, the Company recorded additional charges of $1.7 million primarily for employee severance and other personnel benefits. During the first quarter 2004, the Company revised its estimate of the cost to be incurred related to a previous restructuring program.

Other expenses (income):

	Three Months Ended March 31,		Change
	2005	2004
Interest expense	$29.7	$44.6	$14.9

The decrease in interest expense of $14.9 million for the first quarter 2005, as compared to the first quarter 2004, is primarily due to lower consolidated debt during the first quarter of 2005 resulting from the Revlon Exchange Transactions in which, among other things, approximately $804 million in outstanding debt was exchanged in March 2004 for Revlon, Inc. Class A Common Stock, partially offset by higher borrowings under the Company's 2004 Credit Agreement.

	Three Months Ended March 31,		Change
	2005	2004
Loss on early extinguishment of debt	$7.5	$32.6	$25.1

The loss on early extinguishment of debt for the first quarter of 2005 represents the $5.0 million prepayment fee related to the prepayment of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement, as well as the write-off of the portion of deferred financing costs related to such prepaid amount. The loss on early extinguishment of debt for the first quarter of 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions.

Provision for income taxes:

	Three Months Ended March 31,		Change
	2005	2004
Provision for income taxes	$3.6	$0.8	$(2.8)

The increase in the provision for income taxes in the first quarter 2005, as compared with the first quarter of 2004, was primarily attributable to withholding taxes related to a dividend distribution from a foreign subsidiary in the first quarter of 2005. Additionally, the 2004 period was benefited by the resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities in the first quarter of 2005 improved to $7.6 million, as compared to $35.6 million for the first quarter of 2004. This improvement resulted from a lower net loss in the first quarter of 2005, as compared to the first quarter 2004, cash provided by changes in working

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

capital of $23.1 million in the first quarter of 2005, compared with cash used by changes in working capital of $11.9 million in the first quarter of 2004, with the improvement in the first quarter of 2005 due primarily to higher collections on accounts receivable, partially offset by lower adjustments made for non-cash expenses, consisting primarily of the loss on extinguishment of debt, as well as depreciation and amortization and stock compensation amortization.

Net cash used for investing activities was $200.6 million and $2.7 million for the first quarters of 2005 and 2004, respectively. Net cash used for investing activities in the first quarter of 2005 included a $197.9 million payment into a debt defeasance trust in respect of the principal, interest and applicable premium necessary to redeem the 8 1/8% Senior Notes and 9% Senior Notes and $2.7 million in capital expenditures. Net cash used for investing activities of $2.7 million in the first quarter of 2004 was for capital expenditures.

Net cash provided by financing activities was $193.7 million and $32.0 million for the first quarters of 2005 and 2004, respectively. Net cash provided by financing activities for the first quarter of 2005 included proceeds from the issuance of the 9½% Senior Notes, offset by prepayment of $100 million of indebtedness under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, along with the $5.0 million prepayment fee, and the payment of financing costs. Net cash provided by financing activities for the first quarter of 2004 included cash drawn under the Company's credit agreements, partially offset by the repayment of borrowings under the credit agreements and payment of financing costs related to the Revlon Exchange Transactions (as hereinafter defined).

At March 31, 2005, the Company had a liquidity position, excluding restricted cash, of approximately $338.8 million, consisting of cash and cash equivalents, as well as available borrowings from the Multi-Currency Facility and the 2004 Consolidated MacAndrews & Forbes Line of Credit (each as hereinafter defined).

2004 Credit Agreement

Products Corporation's credit agreement (the "2004 Credit Agreement") originally provided up to $960.0 million and, before giving effect to the $100.0 million prepayment in March 2005, consisted of an $800.0 million term loan facility (the "Term Loan Facility") and a $160.0 million asset-based multi-currency facility (the "Multi-Currency Facility"), the availability under which varies based upon the borrowing base determined relative to the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders' agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0 million, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 million and (iv) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers' acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability. If the value of the eligible assets is not sufficient to support the $160.0 million borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation's ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation's compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0 million. In March 2005, Products Corporation prepaid and permanently reduced $100.0 million of indebtedness outstanding under the Term Loan Facility, together with accrued interest and the $5.0 million prepayment fee associated with such prepayment, using proceeds from the issuance of the 9½% Senior Notes. At May 4,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

2005, the Term Loan Facility was fully drawn and availability under the Multi-Currency Facility, based upon the calculated borrowing base less outstanding letters of credit, was $131.8 million.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if Products Corporation's 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes") are not redeemed, repurchased or defeased on or before such date such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remain outstanding. In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. fails to undertake an approximately $110.0 million equity offering and transfer the net proceeds of such offering to Products Corporation to reduce Products Corporation's outstanding indebtedness by March 31, 2006.

The 2004 Credit Agreement requires Products Corporation to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, mergers and acquisitions, dividends and transactions with affiliates of Products Corporation, each of which is subject to limited exceptions. Additionally, the 2004 Credit Agreement contains financial covenants limiting the senior secured leverage ratio of Products Corporation (the ratio of Products Corporation's Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement, and, under circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 million for a period of 30 consecutive days or more, requiring Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. Products Corporation was in compliance with all applicable covenants under the 2004 Credit Agreement as of March 31, 2005.

2004 Consolidated MacAndrews & Forbes Line of Credit

Products Corporation has a line of credit with MacAndrews & Forbes (the "2004 Consolidated MacAndrews & Forbes Line of Credit"), which had availability of $152 million at March 31, 2005. The commitment reduces to $87 million as of July 1, 2005 and terminates on December 1, 2005. Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under the 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30 million, (iii) additional revolving loans are not available under the Multi-Currency Facility or (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement. Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, provided that at any time that the Eurodollar Base Rate under the 2004 Credit Agreement is equal to or greater than 3.0%, the applicable rate on loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect.

2005 Refinancing Transactions

On March 16, 2005, Products Corporation completed the sale of $310 million aggregate principal amount of its 9½% Senior Notes. The offering and the related transactions extended the maturities of

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Products Corporation's debt that would have otherwise been due in 2006 and reduced, in part, Products Corporation's exposure to floating rate debt.

The proceeds from the 9½% Senior Notes were used to prepay $100 million of indebtedness outstanding under the Term Loan Facility of Products Corporation's 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the 9½% Senior Notes. The remaining $197.9 million in proceeds was placed in a debt defeasance trust and in April 2005 was used to redeem $116.2 million aggregate principal amount outstanding of Product Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million aggregate principal amount outstanding of Product Corporation's 9% Senior Notes, plus accrued interest and applicable premium. The current portion of long-term debt at March 31, 2005 consisted of the outstanding 8 1/8% Senior Notes and 9% Senior Notes which Products Corporation redeemed in April 2005.

On April 15, 2005, Products Corporation completed the redemption of all $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes and all $75.5 million aggregate principal amount outstanding of its 9% Senior Notes when the redemption amounts previously deposited with the trustee in a debt defeasance trust were released by the trustee to holders of such notes. The aggregate redemption prices for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium.

2004 Refinancing Transactions

In March 2004, the Company exchanged approximately $804 million of Products Corporation's debt, $54.6 million of Revlon, Inc. Series A preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Class A Common Stock (the "Revlon Exchange Transactions"). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 million on March 25, 2004. In addition to the Revlon Exchange Transactions, pursuant to the 2004 Investment Agreement between Revlon, Inc. and MacAndrews & Forbes Holdings, Revlon, Inc. is committed to conduct further equity offerings in the amount of approximately $110 million by the end of March 2006, the net proceeds of which Revlon, Inc. will transfer to Products Corporation to reduce its debt (such equity offerings, together with the Revlon Exchange Transactions, are referred to as the "Debt Reduction Transactions"). The terms of any other equity offerings to be undertaken in connection with the Debt Reduction Transactions, including the subscription prices, will be determined by Revlon, Inc.'s Board of Directors at the appropriate times.

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit. The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, Products Corporation's 8 5/8% Senior Subordinated Notes and Products Corporation's 9½% Senior Notes contain certain provisions that by their terms limit Products Corporation's and its subsidiaries' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company's restructuring programs referred to herein, debt service payments and costs and regularly scheduled pension contributions. Cash contributions to the Company's pension and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

post-retirement benefit plans were approximately $34 million in 2004 and the Company expects them to be approximately $24 million in 2005. The Company estimates that for 2005 purchases of wall displays will be approximately $50 million to $60 million and capital expenditures will be approximately $20 million to $30 million.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

Continuing to implement and refine the Company's plan could include taking advantage of opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining the Company's approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand, funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2005, including cash requirements in connection with the Company's operations, the continued implementation of, and refinement to, the Company's plan, cash requirements in connection with the Company's restructuring programs referred to above, the Company's debt service requirements and regularly scheduled pension contributions. However, there can be no assurance that such funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company's anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass market cosmetics category, adverse changes in currency, increased competition from the Company's competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management or the Company's advertising and marketing plans are not as successful as anticipated, or if the Company's expenses associated with the continued implementation of, and refinement to, the Company's plan exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet the Company's cash requirements.

In the event of a decrease in demand for the Company's products or reduced sales or lack of increases in demand and sales as a result of the continued implementation of, and refinement to, the Company's plan, any such development, if significant, could reduce the Company's operating revenues and could adversely affect Products Corporation's ability to achieve certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending.

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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

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

The Company may have debt maturing in 2005 if and to the extent it draws under the 2004 Consolidated MacAndrews & Forbes Line of Credit. The Company refinanced Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes in April 2005 using proceeds from the issuance of the 9½% Senior Notes in March 2005 and likewise plans to refinance Products Corporation's 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0 million, prior to their maturity in 2008. Under the 2004 Credit Agreement, the Company must refinance the 8 5/8% Senior Subordinated Notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding. As of March 31, 2005, Products Corporation had outstanding $700.0 million under the Term Loan Facility of the 2004 Credit Agreement, while the Multi-Currency Facility and the 2004 Consolidated MacAndrews & Forbes Line of Credit were undrawn.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes indenture and the 9½% Senior Notes Indenture generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as Commission filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan.

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Holdings consolidated group for federal income tax purposes. Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a new tax sharing agreement (the "Revlon Tax Sharing Agreement") pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, the Company expects that there will be no federal tax payments or payments in lieu of taxes by Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2005.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $42.4 million outstanding at March 31, 2005. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2005 was $(1.0) million.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2005, there had been no material changes outside the ordinary course of the Company's business to the Company's total contractual cash obligations which are set forth in the table included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004, with the exception of the issuance on March 16, 2005 of the $310.0 million in aggregate principal amount of Products Corporation's 9½% Senior Notes, with the proceeds used to prepay $100 million in outstanding principal and $5.1 million in prepayment fees and accrued interest under the Term Loan Facility of the 2004 Credit Agreement and to pay $7.0 million in certain fees and expenses associated with the issuance of the 9½% Senior Notes. The remaining $197.9 million in proceeds was placed in a debt defeasance trust to redeem $116.2 million outstanding principal of Product Corporation's 8 1/8% Senior Notes, plus accrued interest, and $75.5 million outstanding principal of Product Corporation's 9% Senior Notes, plus accrued interest and the applicable premium. As such, long-term debt due in less than 1 year at March 31, 2005 consisted of the outstanding 8 1/8% Senior Notes and 9% Senior Notes which Products Corporation redeemed in April 2005. The following table reflects the impact on long-term debt obligations, which reflect the transactions referred to above as of March 31, 2005:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of March 31, 2005	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$1,528.7	$191.7 *	$327.0	$—	$1,010.0

*	Consists of the outstanding 8 1/8% Senior Notes and 9% Senior Notes which Products Corporation redeemed in April 2005 using a portion of the proceeds from the issuance of the 9½% Senior Notes, which is included in "Investment in debt defeasance trust" in the Unaudited Consolidated Balance Sheet at March 31, 2005.

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

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1 "Basis of Presentation" to the Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company's policy is to manage market risk through a combination of fixed and floating rate debt, the use of derivative financial instruments and foreign exchange forward and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2004. As a result of Products Corporation's issuance of the 9½% Senior Notes and prepayment of $100 million of principal amount outstanding under the Term Loan Facility of the 2004 Credit Agreement, the maturities of Products Corporation's debt that would have otherwise been due in 2006 have been extended and Products Corporation's exposure to floating rate debt has been reduced, in part. As such, the Company's long-term variable rate debt now comprises a smaller percentage of the Company's overall indebtedness than it did at December 31, 2004. The following table presents the information required by Item 7A as of March 31, 2005 (See "Long-term Debt" in Note 10 to the Unaudited Consolidated Financial Statements):

	Expected Maturity date for the year ended December 31,						Total	Fair Value March 31, 2005
	2005	2006	2007	2008	2009	Thereafter
Debt
Short-term variable rate (various currencies)	$33.9						$33.9	$33.9
Average interest rate (a)	4.6%
Long-term fixed rate – third party ($US)	191.7 *		$327.0			$310.0	$828.7	807.7
Average interest rate	8.5%		8.6%			9.5%
Long-term variable rate – third party ($US)						$700.0	$700.0	700.0
Average interest rate (a)						10.6%
Total debt	$225.6	—	$327.0	—	—	$1,010.0	$1,562.6	$1,541.6

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2005	Fair Value March 31, 2005
Sell Hong Kong Dollars/Buy USD	0.1282	$0.6	$0.6	$ —
Sell Japanese Yen/Buy USD	0.0093	0.7	0.7	—
Buy Euros/Sell USD	1.3008	2.9	2.9	—
Sell British Pounds/Buy USD	1.8299	5.5	5.4	(0.1)
Sell Australian Dollars/Buy USD	0.7270	9.2	8.7	(0.5)
Sell Canadian Dollars/Buy USD	0.8061	13.8	13.4	(0.4)
Sell South African Rand/Buy USD	0.1592	4.6	4.6	—
Sell New Zealand Dollars/Buy USD	0.7126	0.4	0.4	—
Buy Australian Dollars/Sell New Zealand Dollars.	1.0957	4.7	4.7	—
Total forward contracts		$42.4	$41.4	$(1.0)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at March 31, 2005.

*	Consists of the outstanding 8 1/8% Senior Notes and 9% Senior Notes which Products Corporation redeemed in April 2005 using a portion of the proceeds from the issuance of the 9½% Senior Notes, which is included in "Investment in debt defeasance trust" in the Unaudited Consolidated Balance Sheet at March 31, 2005.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q.

As Revlon, Inc. previously disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, which it filed with the SEC on April 12, 2005, Revlon, Inc.'s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 and identified a deficiency in the Company's policies and procedures related to the periodic review and validation of the data inputs and outputs used in its estimates of the reserves for sales returns in the U.S. Specifically, in 2004, an error of approximately $1.2 million in the estimate of the sales return calculation for one of the Company's large U.S. customers was not detected. The customer in question acquired a significant number of stores in 2004 and inventory of certain of those newly-acquired store locations was not included in the data made available to the Company for estimating the reserves for sales returns. As a result, during its 2004 year-end closing, the Company understated its estimates of the sales returns related to these newly-acquired stores by approximately $1.2 million. The Company's aggregate sales returns reserve in the U.S. for the full fiscal year ended December 31, 2004 was approximately $83 million. Although this control deficiency resulted in the error identified above, it did not result in a material misstatement of the Company's consolidated financial statements as of and for the year ended December 31, 2004, for the interim periods within that year or in the Company's consolidated financial statements as of and for the three-month period ended March 31, 2005.

As Revlon, Inc. also disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, during the first quarter of 2005 the Company implemented additional controls and procedures, as discussed below in paragraph (b) of this Item 4, that we believe will remediate the material weakness in internal control over financial reporting referred to above. These additional controls and procedures are designed to operate semi-annually at June 30 and December 31 utilizing specific information that is available at those times as part of the Company's normal business processes at each such period end. Although the Company believes that these additional controls and procedures are and will be effective in remediating the material weakness described above, they will not operate for the first time until the fiscal period ending June 30, 2005. Therefore, we cannot conclude that our disclosure controls and procedures are effective as of the end of the period covered by this report. The Company believes that when these additional controls and procedures operate for the first time at the June 30, 2005 period end, its disclosure controls and procedures will be effective at that time as we believe that these additional controls and procedures are and will be effective in remediating the material weakness described above.

(b)    Changes in Internal Control Over Financial Reporting.    To remediate the material weakness referred to above, in the first quarter of 2005, management implemented a remediation program, including the establishment of additional controls and procedures, to strengthen its internal control process with respect to the sales return calculation. This program and controls currently include, among other things, the adoption of policies pursuant to which the following procedures will be performed:

1.	In order to facilitate the estimate of sales returns in the future, following a merger, acquisition or consolidation transaction involving significant customers, the Company's sales force will

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

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

As previously disclosed in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, management believes that these actions and controls will strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on estimates, objectives, visions, projections, forecasts, plans, strategies, beliefs, intent, opportunities, drivers, destinations and expectations of the Company's management. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that it has strengthened its organizational capability (and its expectation to continue to do so) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of opportunities to reposition, repackage and/or reformulate one or more of its brands or product lines and/or launching new brands or product lines and/or further refining its approach to retail merchandising, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against opportunities;

(iv)	the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including the Company's plans to capitalize on the actions taken during the stabilization and growth phase of its plan, with the objective of increasing revenues and achieving profitability over the long term, by refining and adding to its plan, such as developing and implementing the Company's margin transformation initiatives, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with improved operating margins;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, the Company's plan to transition its European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K, and its expectation that such transition will not result in any disruption to its supply chain;

(viii)	the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions, including the Company's plans to announce a new advertising agency for the Almay brand and the timing of such announcement;

(ix)	the Company's plans to strengthen its balance sheet and capital structure, including its plans to refinance Products Corporation's 8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans to conduct further equity offerings in the amount of approximately $110 million by the end of March 2006, the net proceeds of which would be transferred to Products Corporation to reduce its debt;

(x)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities;

(xi)	operating revenues, cash on hand and availability of borrowings under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit being sufficient to satisfy the Company's operating expenses in 2005, including cash requirements referred to in item (xiii) below;

(xii)	the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity or debt securities of Revlon, Inc. (or debt securities of Products Corporation);

(xiii)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan, payments in connection with the Company's purchases of permanent wall displays, capital expenditures, restructuring programs, debt service payments and regularly scheduled pension contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans, debt service payments (including payments required under Products Corporation's debt instruments) and charges in connection with the Company's growth plan;

(xiv)	matters concerning the Company's market-risk sensitive instruments;

(xv)	the effects of the Company's adoption of certain accounting principles;

(xvi)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable; and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

(xvii)	the Company's belief that the remediation program that it has undertaken to date to remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting at the fiscal year ended December 31, 2004 is and will be effective in remediating such material weakness and that therefore the Company's disclosure controls and procedures will be effective at the June 30, 2005 period end, including the Company's belief that its remediation program will strengthen its disclosure controls and procedures and internal control process with respect to its sales return calculations.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "projects," "forecast," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company made in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the Commission in 2005 (which, among other places, can be found on the Commission's website at http://www.sec.gov, as well as on the Company's website at www.revloninc.com). The information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the Commission, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, changes in consumer purchasing habits, including with respect to shopping channels, actions by the Company's customers, such as retailer inventory management, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets); political conditions (such as military actions and terrorist activities); as well as the effects of and changes in category weakness, in competitive activities, in retailer inventory management and in consumer purchasing habits, including with respect to shopping channels;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, arising from any repositioning, repackaging and/or reformulating of one or more of the Company's brands or product lines and/or launching of new brands or product lines and/or further refining its approach to retail merchandising;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the continued growth momentum and accelerated growth phase of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the stabilization and growth phase of its plan, which could affect the Company's ability to increase revenues and achieve profitability over the long term, as well as difficulties, delays or unanticipated costs related to the Company's actions to refine and add to its plan, such as developing and implementing the Company's margin transformation initiatives, which could affect the Company's ability to achieve its objective of balancing top-line growth with improved operating margins;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by streamlining components and sourcing strategically and rationalizing its supply chain in Europe, including unexpected difficulties, delays, unanticipated costs or disruptions in connection with its plans to transition European manufacturing from COSi primarily to the Company's Oxford, North Carolina facility and to secure warehousing and distribution services from third parties in the U.K.;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its marketing, including advertising and media, and promotions;

(ix)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or the inability of the Company to refinance certain of Products Corporation's debt, including its plans to refinance Products Corporation's 8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, and Revlon, Inc.'s plans to conduct further rights and equity offerings to reduce Products Corporation's debt in the amount of approximately $110 million by the end of March 2006, as well as the inability to issue equity or debt securities, including Revlon, Inc. Class A Common Stock, for cash or in exchange for Products Corporation's indebtedness and difficulties, delays or the inability of the Company to consummate the remaining Debt Reduction Transactions;

(x)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities;

(xi)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xii)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit;

(xiii)	higher than expected operating expenses, sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions, growth plan charges or debt service payments;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except per share amounts)

(xiv)	interest rate or foreign exchange rate changes affecting the Company and its market sensitive financial instruments;

(xv)	unanticipated effects of the Company's adoption of certain new accounting standards;

(xvi)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and

(xvii)	difficulties or delays or other unanticipated circumstances that could affect the remediation program adopted by the Company to remediate the material weakness that Revlon, Inc. identified in its internal control over financial reporting for the fiscal year ended December 31, 2004 which could also affect the effectiveness of the Company's disclosure controls and procedures.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Website Availability of Reports and Other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.'s Board of Directors, Revlon, Inc.'s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.'s directors and Section 16 executive officers, and certain other documents filed with the Commission), each of which are generally available on such site on the same business day as the filing date with the Commission. In addition, under the section of the website entitled, "Corporate Governance," Revlon, Inc. posts the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.'s Code of Business Conduct, which includes the Revlon, Inc.'s Code of Ethics for Senior Financial Officers, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017.

REVLON, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 6.	Exhibits.

*31.1	Certification of Jack L. Stahl, Chief Executive Officer, dated May 9, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Thomas E. McGuire, Chief Financial Officer, dated May 9, 2005, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Jack L. Stahl, Chief Executive Officer, dated May 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Thomas E. McGuire, Chief Financial Officer, dated May 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005

REVLON, INC.
Registrant

By:	/s/ Thomas E. McGuire	By:	/s/ John F. Matsen, Jr.
	Thomas E. McGuire Executive Vice President and Chief Financial Officer		John F. Matsen, Jr. Senior Vice President and Corporate Controller