Form 10-K
period 2005-12-31
REVLON INC /DE/
filed 2006-03-02
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes        No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes        No

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $460,699,713.

As of December 31, 2005, 340,426,418 shares of Class A Common Stock and 31,250,000 shares of Class B Common Stock were outstanding. 20,819,333 shares of Class A Common Stock and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc., and 169,341,308 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and its affiliates.

Revlon, Inc. and Subsidiaries

Form 10-K

For the Year Ended December 31, 2005

PART I

Item 1.	Business

Background

Revlon, Inc. (and together with its subsidiaries, the ‘‘Company’’) conducts its business exclusively through its wholly-owned operating subsidiary, Revlon Consumer Products Corporation (‘‘Products Corporation’’), which manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances and personal care products. Revlon is one of the world's leading mass-market cosmetics brands. Revlon believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the newly relaunched Almay brand, including the Company’s new Almay Intense i-Color collection, and the Company’s latest brand, Vital Radiance, in cosmetics; a new Almay skincare line, as well as Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effects in beauty tools; and Mitchum, Flex, Colorsilk and Bozzano in personal care products. In addition, the Company has a licensing group pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors over 70 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass-market distribution channel, including the lip, eye, face makeup and nail enamel categories. The Company also has leading market positions in several product categories in certain retail markets outside of the U.S., including Australia, Canada, Mexico and South Africa. The Company’s products are sold in more than 100 countries across six continents. The Company’s net sales in 2005 in the U.S. and Canada accounted for approximately 64% of its consolidated net sales, most of which were made in the mass-market channel.

All U.S. market share and market position data herein for the Company’s brands are based upon retail dollar sales, which are derived from ACNielsen data. ACNielsen measures retail sales volume of products sold in the U.S. mass-market distribution channel. Such data represent ACNielsen’s estimates based upon data gathered by ACNielsen from market samples and are therefore subject to some degree of variance. Additionally, as of August 4, 2001, ACNielsen’s data do not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer. Wal-Mart, Inc. represented approximately 24.0% of the Company’s 2005 worldwide net sales. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and market shares tracked by ACNielsen for both current and prior periods. The category and market share data contained herein has been updated to reflect ACNielsen’s July 2005 adjustments.

The Company's Plan

The Company's plan was comprised of three main components: (1) the Cost Rationalization Phase; (2) the Stabilization and Growth Phase; and (3) the Accelerated Growth Phase. The Company has completed the first two phases of its plan and it is currently in phase three of its plan.

The overall objectives of this three-phase plan are to a) create and develop the most consumer-preferred brands, b) become the most valuable partner to the Company's retailers and c) become a top company where people choose to work.

Accelerated Growth Phase

The Company intends to capitalize on the actions taken during the Cost Rationalization Phase and Stabilization and Growth Phase of its plan, with the objective of increasing revenues and achieving profitability over the long term. The Company currently anticipates that this phase of the plan will include various actions that represent refinements of and additions to the actions taken during the Stabilization and Growth Phase of its plan, with the objective of balancing top-line growth with an improved operating profit margin and developing and implementing productivity initiatives. These current ongoing initiatives include, among other things, actions to:

•	Further improve the new product development and introduction process with even deeper insights into the Company’s consumers and the categories in which it competes. This process has yielded insights leading to the Company’s launch of a completely new line of cosmetics under the new Vital Radiance brand, which focuses on women over 50 years of age, as well as the relaunch of Almay, targeting women who are looking for a simpler approach to the cosmetics category.

•	Continue to increase the effectiveness of the Company's display walls across categories and brands.

•	Drive efficiencies across the Company's overall supply chain. The Company plans to reduce manufacturing costs by continuing to rationalize components and by sourcing strategically.

•	Optimize the effectiveness of the Company's advertising, marketing and promotions.

•	Continue the training and development of its organization. The Company will continue the training and development of its employees so that the Company may continue to improve its capability to execute the Company’s strategies while providing enhanced job satisfaction.

•	Continue to strengthen the Company's balance sheet and capital structure. The Company has continued to strengthen its balance sheet since 2004:

(i)	In March 2004, Revlon, Inc. exchanged approximately $804 million of Products Corporation's debt, $54.6 million of Revlon, Inc.'s preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Revlon, Inc. Class A common stock, with a par value of $0.01 per share (‘‘Class A Common Stock’’);

(ii)	In July 2004, Products Corporation entered into a new 2004 Credit Agreement (as hereinafter defined), consisting of an $800.0 million term loan facility (which was partially prepaid in 2005, as further discussed below) and a $160.0 million asset-based multi-currency revolving credit facility, and used the proceeds to refinance its 2001 Credit Agreement (as hereinafter defined) and to redeem all $363.0 million aggregate principal amount outstanding of Products Corporation’s 12% Senior Secured Notes due in 2005 (the "12% Senior Secured Notes");

(iii)	In March 2005, Products Corporation issued $310.0 million aggregate principal amount of 9½% Senior Notes (as hereinafter defined) and used such proceeds to redeem all $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes (as hereinafter defined) and all $75.5 million aggregate principal amount outstanding of its 9% Senior Notes (as hereinafter defined) and to prepay $100.0 million of indebtedness outstanding under the term loan facility of the 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee, and to pay $7.0 million in certain fees and expenses associated with the issuance of such notes;

(iv)	In August 2005, Products Corporation issued $80.0 million aggregate principal amount of additional 9½% Senior Notes, which priced at 95¼% of par, which funds were available to the Company for general corporate purposes, including to help fund its brand initiatives; and

(v)	In August 2005, Revlon, Inc. also announced its plans to conduct an equity issuance in the amount of approximately $185 million in 2006 and that it planned to use the proceeds from approximately $110 million of such equity issuance to reduce Products Corporation's debt. (See ‘‘Recent Developments’’).

Continuing to implement and refine the Company's plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more of the Company's brands or product lines, launching new brands or product lines or further refining the Company’s approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

Recent Developments

In February 2006, Revlon, Inc. announced that it had launched and plans to complete in March 2006, a $110 million rights offering that would allow stockholders to purchase additional shares of Class A Common Stock. Pursuant to the rights offering, Revlon, Inc. distributed, at no charge, one transferable subscription right for each share of Class A Common Stock and Class B Common Stock (as hereinafter defined) held by each stockholder of record as of 5:00 p.m. Eastern Standard Time on February 13, 2006, the record date for the rights offering. Each subscription right entitles the holder of such right to purchase 0.1057 shares of Class A Common Stock. As there will be no fractional shares issued, a rights holder will need to hold at least ten subscription rights to acquire one share of Class A Common Stock in the rights offering. The subscription price for each share of Class A Common Stock is $2.80 per share, which subscription price was recommended by a committee of Revlon, Inc.'s Board of Directors composed solely of independent directors within the meaning of Section 303A.02 of the NYSE Listed Company Manual and the Board's Guidelines for Assessing Director Independence and ratified and confirmed by the Board of Directors (with Messrs. Perelman, Gittis and Drapkin recusing themselves as they are officers of MacAndrews & Forbes (as hereinafter defined)).

Under an over-subscription privilege, each rights holder that exercises its basic subscription privilege in full may also subscribe in the rights offering for additional shares of Class A Common Stock at the same subscription price of $2.80 per share, to the extent that other rights holders do not exercise their subscription rights in full. If a sufficient number of shares are not available to fully satisfy the over-subscription privilege requests, the available shares will be sold pro-rata among subscription rights holders who exercised their over-subscription privilege, based on the number of shares each subscription rights holder subscribed for under the basic subscription privilege.

MacAndrews & Forbes has agreed not to exercise its basic subscription privilege. Instead, pursuant to a Stock Purchase Agreement between MacAndrews & Forbes and Revlon, Inc., MacAndrews & Forbes has agreed to purchase at the same $2.80 subscription price, in a private placement directly from Revlon, Inc., the shares of Class A Common Stock that it would otherwise have been entitled to subscribe for pursuant to its basic subscription privilege in the rights offering (equal to approximately 60% of the shares available for purchase in the rights offering, or approximately $66 million). MacAndrews & Forbes also agreed not to exercise its over-subscription privilege in the rights offering, which will maximize the shares available for purchase by other stockholders pursuant to their over-subscription privileges.

If any shares in the rights offering remain following the exercise of the basic subscription privilege and the over-subscription privilege by rights holders other than MacAndrews & Forbes, MacAndrews & Forbes will back-stop the rights offering by purchasing at the same $2.80 subscription price, also in a private placement directly from Revlon, Inc., the remaining shares of Class A Common Stock offered but not purchased by other rights holders. As a result, Revlon, Inc. is assured of raising $110 million in gross proceeds through a combination of the rights offering and the sale of shares, in a private placement and, if necessary, the back-stop, to MacAndrews & Forbes.

Revlon, Inc. expects to transfer the proceeds from the rights offering to Products Corporation which it would use, together with available cash, to redeem approximately $110 million aggregate principal amount of Products Corporation's 8 5/8% Senior Subordinated Notes due 2008, in satisfaction of the applicable requirements under Products Corporation's 2004 Credit Agreement (as hereinafter defined).

Revlon, Inc. also announced in February 2006 that it intends to conduct a further $75 million equity issuance through an underwritten public offering by June 30, 2006. In connection with such further equity issuance, Revlon, Inc. also announced in February 2006 that it had entered into an amendment to its 2004 Investment Agreement (as hereinafter defined) with MacAndrews & Forbes, which extends MacAndrews & Forbes’ back-stop of Revlon, Inc.’s planned $75 million equity issuance from March 31, 2006 until June 30, 2006 to, among other things, provide Revlon, Inc. with sufficient time to complete, following the rights offering, an underwritten public offering of its Class A Common Stock, the proceeds of which would be transferred by Revlon, Inc. to Products Corporation to be available for general corporate purposes. Revlon, Inc. also announced that Products Corporation had entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million equity issuance.

Also in February 2006, Revlon, Inc. separately announced an organizational realignment largely involving the consolidation of certain functions within its sales, marketing and creative groups, as well as certain headquarters functions, which changes are designed to streamline internal processes, enabling the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers. The Company indicated that it expects to take a charge in 2006 of approximately $10 million to cover severance and other expenses associated with the organizational realignment, with the vast majority of the charge to impact results in the first quarter of 2006. The Company estimated that ongoing annualized savings associated with the organizational realignment will be approximately $15 million.

Revlon, Inc. also announced in February 2006 that Products Corporation had entered into an amendment to its 2004 Credit Agreement which enables Products Corporation to exclude, from various financial covenants, certain charges in connection with the aforementioned organizational realignment, as well as some start-up investment charges incurred by the Company in 2005 related to the launch of its new Vital Radiance brand and the re-launch of Almay. Specifically, such amendment provides for the add-back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the launch of the Company's new Vital Radiance brand and the re-launch of Almay. Under the 2004 Credit Agreement, such definition is used in the determination of Products Corporation's senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) and the consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement).

Products

The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands and certain selected products.

COSMETICS	HAIR	BEAUTY TOOLS	FRAGRANCE	ANTI- PERSPIRANTS/ DEODORANTS	SKINCARE
Revlon	Colorsilk	Revlon	Charlie	Mitchum	Gatineau
Almay	High Dimension	Expert Effects	Jean Naté	Almay	Almay
Vital Radiance*	Frost & Glow				Ultima II
Flex
Bozzano

*	New brand for 2006.

Cosmetics — Revlon:    The Company sells a broad range of cosmetics and skincare products under its flagship Revlon brand designed to fulfill specifically-identified consumer needs, principally priced in the upper range of the mass-market distribution channel, including lip makeup, nail color and nail care products, eye and face makeup and skincare products such as lotions, cleansers, creams, toners and moisturizers. Many of the Company's products incorporate patented, patent-pending or proprietary technology. (See ‘‘New Product Development and Research and Development’’).

The Company markets several different lines of Revlon lip makeup (which address different segments of the lip makeup category). The Company's ColorStay lipcolor uses patented transfer-resistant technology that provides long wear; while ColorStay Overtime Lipcolor and Colorstay Overtime Sheers’ patented lip technology offers long-wearing benefits while enhancing comfort and shine. Super Lustrous lipstick is the Company's flagship wax-based lipcolor, which was further improved in 2005 with the addition of LiquiSilk technology designed to boost moisturization using silk dispersed in emollients.

The Company sells face makeup, including foundation, powder, blush and concealers, under several Revlon brand names. Revlon Age Defying, which is targeted for women in the over-35 age bracket, was further improved in 2005 with the incorporation of Botafirm, to help reduce the appearance of lines and wrinkles. The Company also markets a complete range of ColorStay long wearing face makeup with patented SoftFlex Technology for enhanced comfort.

The Company's eye makeup products include mascaras, eyeliners and eye shadows. In mascaras, key franchises include Fabulash, which uses a patented lash perfecting brush for 100% fuller lashes, as well as the newly launched Luxurious Lengths mascara which makes lashes appear as much as 50% longer. The eyeshadow franchises include Colorstay 12-Hour Eyeshadow which enables color to look fresh for 12 hours, and Illuminance, an eye shadow that gives sheer luminous color, as well as Eyeglide Shimmer Shadow, a cream shadow in a twist-up package.

The Company's nail color and nail care lines include enamels, cuticle preparations and enamel removers. The Company's flagship Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. In 2005, the Company launched Color Beam Sheer nail enamel, which comes in a unique array of shades and has multiple patents on its longwearing formula. The Company also markets ColorStay nail enamel, which offers superior color and shine for 10 days with an exclusive ColorLock system. The Company also markets ColorStay Always On nail enamel, which offers 10-day superior color and wear in an exclusive 2-step system. In addition, the Company sells Cutex nail polish remover and nail care products in certain countries outside the U.S.

Cosmetics — Almay:    The Company's Almay brand consists of a line of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include lip makeup, eye and face makeup, and skincare products. In 2006, the Almay brand has been relaunched to focus on consumers’ needs for simplicity, personalization and healthy beauty. The relaunched line includes 18 new product launches, 4 product restages and new packaging and formulas affecting over 200 stock keeping units (‘‘SKUs’’). Many of the products are organized into expertly coordinated collections that retail customers can easily find by answering 3 simple questions about skin type, eye color and favorite lipshade. The relaunched Almay line is intended to provide today’s increasingly busy women with a simple solution to healthy beauty.

With Almay’s renewed commitment to skin, the Almay brand now offers a complete 3-step skincare line with natural ingredients customized by skin type, as well as a line of anti-aging products with Moringa seed, and a line of body firming and sunless tanning products for a complete look. Within the face category, the Almay consumer can also easily find products for the consumer’s skin type. In eye makeup, the Company has further expanded upon the breakthrough Almay Intense i-Color collection with the ‘‘Play Up’’ collection — providing a new look of color-coordinated shades of shadow, liner and mascara for each eye color. Ideal Lip is a new product collection that provides a complete lip look — lipstick, liner and gloss — where the consumer can choose by favorite lip shade. The Almay brand flagship One Coat franchise has been strengthened with the introduction of the patented Triple Effect mascara for a more dramatic look.

Cosmetics — Vital Radiance:    The Company's Vital Radiance brand focuses on women over 50 years of age and involves the launch of a complete line of cosmetics that is designed to serve this affluent and growing consumer demographic currently underserved in the marketplace. The Company believes that Vital Radiance is the first major color cosmetics brand created with women's changing skin in mind. The Company introduced Vital Radiance with a unique ‘‘Prepare • Color • Finish’’ beauty system to help more mature women achieve the look that is right for them. Using the Company's exclusive hydrating formulas and carefully-developed age-appropriate color palette, with the launch of Vital Radiance the Company combined an understanding of the more mature women's skin's needs with a desire to make the most of their beauty experience. The Vital Radiance ‘‘Prepare • Color • Finish’’ system is designed to fulfill the beauty needs of the changing skin of more-mature women. Vital Radiance ‘‘Prepare’’ products have moisture-rich formulas that help to prepare the skin for makeup application by evening out the skin's surface, filling in the lines and concealing imperfections. Vital Radiance ‘‘Color’’ products feature selected shade palettes for face, eyes and lips that help bring back color and definition while revitalizing overall appearance. Vital Radiance ‘‘Finish’’ products add a final, defining touch for a beautiful, polished, more vibrant look.

Hair:    The Company sells both haircare and haircolor products throughout the world. In the U.S., the Colorsilk brand was the fastest growing haircolor brand in the mass-market distribution channel in 2005. The Company also markets High Dimension haircolor, the first and only permanent haircolor that works in 10 minutes, as well as its Frost & Glow highlighting brand. In haircare, the Company sells the Flex and Aquamarine lines in many countries and the Bozzano and Juvena brands in Brazil.

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

Fragrances:    The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company's portfolio includes fragrances such as Charlie and Ciara as well as Jean Naté. In 2006, the Company intends to re-enter the prestige fragrance market in the U.S.

Anti-perspirants/deodorants:    In the area of anti-perspirants and deodorants, the Company markets Mitchum, Aquamarine and Hi & Dri antiperspirant brands in many countries. The Company also markets hypo-allergenic personal care products, including antiperspirants, under the Almay brand.

Skincare:    The Company's skincare products, including moisturizers, are predominantly sold under the Almay brand name, as mentioned above. Other brand names include Eterna 27, Vitamin C Absolutes and Ultima II. In addition, the Company sells skincare products in international markets under internationally-recognized brand names and under various regional brands, including the Company's premium-priced Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines principally priced in the upper range of the mass-market distribution channels and certain other channels outside of the U.S.

The Company uses print and television advertising and point-of-sale merchandising, including displays and samples. The Company's marketing emphasizes a uniform global image and product for its portfolio of core brands, including Revlon, ColorStay, Revlon Age Defying, Almay, Vital Radiance (currently available only in U.S. retailers), Charlie and Mitchum. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs. The Company uses network and spot television advertising, national cable advertising and print advertising in major general interest, women's fashion and women's service magazines, as well as coupons and other trial incentives. In 2005, the Company expanded its media reach utilizing ‘‘non-traditional’’ vehicles such as outdoor advertising, newspapers and movie theaters to supplement its media mix.

The Company also uses cooperative advertising programs, supported by Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing. Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com, www.vitalradiance.com and www.mitchumman.com devoted to the Revlon, Almay, Vital Radiance and Mitchum brands, respectively. Each of these websites feature current product and promotional information for the brands, respectively, and are updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns. In addition, the Almay and Vital Radiance websites offer coupons and/or sampling incentives to their consumers and offer unique, personalized beauty guides.

The Company’s launch of its Vital Radiance brand was accompanied by the introduction of its Vital Radiance Beauty Center staffed with trained beauty specialists who are available seven days a week, via an 800 telephone number or through the Vital Radiance website, www.vitalradiance.com, to provide consumers with customized service by helping them to answer all of their beauty questions and to help ensure that they achieve their perfect look. The Vital Radiance beauty specialists are trained extensively in skin assessment, makeup application, color matching, product selection and consultation. Using their thorough knowledge of the Vital Radiance product line, they are trained to match consumers with the products that will best satisfy their beauty needs. The Vital Radiance beauty specialists are available live to answer consumers' questions by calling 1-800-RADIANT or consumers may send their questions online at www.vitalradiance.com.

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically-advanced consumer products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, tailor line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company's research and development group comprises departments specialized in the technologies critical to the Company's various product categories, as well as an advanced technology department that promotes inter-departmental, cross-functional research on a wide range of technologies to develop new and innovative products. In connection with the implementation of the Stabilization and Growth Phase of the Company's plan, the Company has developed and implemented a new cross-functional product development process intended to optimize the Company's ability to bring to market its new product offerings and to ensure that the Company has products in key trend categories.

The Company operates an extensive cosmetics research and development facility in Edison, New Jersey. The scientists at the Edison facility are responsible for all of the Company’s new product research worldwide, performing research for new products, ideas, concepts and packaging. The research and development group at the Edison facility also performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology and package testing. Additionally, quality control testing is performed at each manufacturing facility.

As of December 31, 2005, the Company employed approximately 180 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2005, 2004 and 2003, the Company spent $26.1 million, $24.0 million and $25.4 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2005, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in Oxford, North Carolina; Irvington, New Jersey; Venezuela; France; South Africa; China; and Mexico and at third-party owned facilities around the world. The Company has also substantially completed its transfer of the production of products for its European markets from Creative Outsourcing Solutions International Limited in Maesteg, Wales to the Company’s Oxford, North Carolina facility. In the second half of 2005, the Company undertook significant increases in manufacturing and distribution activities, primarily at its Oxford, North Carolina facility, in connection with the launch of its two major brand initiatives, the Almay relaunch and the launch of Vital Radiance.

The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity designed to maximize cost savings. The Company’s global sourcing strategy for materials and components from accredited vendors is also designed to ensure the quality of the raw materials and components and assists in protecting the Company against shortages of, or difficulties in obtaining, such materials. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.

Distribution

The Company's products are sold in more than 100 countries across six continents. The Company's worldwide sales force had approximately 420 people as of December 31, 2005, including a dedicated sales force for cosmetics, skincare, fragrance and personal care products in the U.S. mass-market distribution channel. In addition, the Company utilizes sales representatives and independent distributors to serve certain markets and related distribution channels.

United States and Canada.    Net sales in the U.S. and Canada accounted for approximately 64% of the Company's 2005 net sales, a majority of which were made in the mass-market distribution channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complimentary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2005, nine (9) licenses were in effect relating to fifteen (15) product categories, which are marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid.

As part of the Company’s strategy to increase the retail consumption of its products, the Company’s retail merchandisers stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retail outlets.

International.    Net sales outside the U.S. and Canada accounted for approximately 36% of the Company's 2005 net sales. The ten largest countries in terms of these sales include South Africa, Australia, U.K., China, Brazil, Japan, France, Mexico, Italy and Venezuela, which together accounted for approximately 28% of the Company's 2005 net sales. The Company distributes its products through drug stores/chemists, hypermarkets/mass volume retailers, variety stores, department stores and specialty stores such as perfumeries. At December 31, 2005, the Company actively sold its products through wholly-owned subsidiaries established in 16 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company's principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Target, Kmart, Walgreens, Rite Aid, CVS, Eckerd, Albertsons Drugs and Longs in the U.S., Shoppers DrugMart in Canada, Boots in the United Kingdom, A.S. Watson & Co. retail chains in Asia Pacific and Europe. Wal-Mart and its affiliates worldwide accounted for approximately 24.0% of the Company's 2005 net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customers or decrease in sales will occur.

Competition

The consumer products business is highly competitive. The Company competes primarily on the basis of: developing quality products with innovative performance features, shades, finishes and packaging; educating consumers on the Company’s product benefits; anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions; offering attractively priced products relative to the product benefits provided; maintaining favorable brand recognition; generating competitive margins and inventory turns for its retail customers by providing market-right products and executing effective pricing, incentive and promotion programs; ensuring product availability through effective planning and replenishment collaboration with retailers; providing strong and effective advertising, marketing, promotion and merchandising support; maintaining an effective sales force; and obtaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail. For 2005, the Revlon and Almay brands combined held U.S. mass-market share of 21.6%, compared with 21.4% for 2004 and 22.2% for 2003. The Company competes in selected product categories against a number of multinational manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and have more flexibility than the Company to respond to changing business and economic conditions. In addition to products sold in the mass-market and demonstrator-assisted channels, the Company's products also compete with similar products sold in prestige department store channels, door-to-door or through mail-order or telemarketing by representatives of direct sales companies. The Company's principal competitors include L'Oréal S.A., The Procter & Gamble Company and The Estée Lauder Companies Inc.

Patents, Trademarks and Proprietary Technology

The Company's major trademarks are registered in the U.S. and in well over 100 other countries, and considers trademark protection to be very important to its business. Significant trademarks include Revlon, ColorStay, Revlon Age Defying makeup with Botafirm, High Dimension, Frost & Glow, Illuminance, Cutex (outside the U.S.), Mitchum, Eterna 27, Almay, Almay Intense i-Color, Almay Kinetin, Vital Radiance, Ultima II, Flex, Charlie, Jean Naté, Moon Drops, Super Lustrous, Colorsilk, Gatineau and Bozzano. The Company regularly renews its important trademark registrations in the ordinary course of business if the applicable trademark remains in use.

The Company utilizes certain proprietary, patent pending or patented technologies in the formulation or manufacture of a number of the Company’s products, including ColorStay cosmetics, classic Revlon nail enamel, Skinlights skin brightener, High Dimension hair color, Super Top Speed nail enamel, Revlon Age Defying foundation and cosmetics, New Complexion makeup, Time-Off makeup, Amazing Lasting cosmetics and Almay One Coat cosmetics. The Company also protects certain of its packaging and component concepts through design patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents on a continuing basis in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2008 and 2025 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the ‘‘FTC’’) and the Food and Drug Administration (the ‘‘FDA’’) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including the European Commission in the European Union (‘‘EU’’). The Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and antiperspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the Company's capital expenditures, earnings or competitive position. State and local regulations in the U.S. and regulations in the EU that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 19 of the Notes to Consolidated Financial Statements of the Company.

Employees

As of December 31, 2005, the Company employed approximately 6,800 people. As of December 31, 2005, approximately 150 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory. Although the Company has experienced minor work stoppages of limited duration in the past in the ordinary course of business, such work stoppages have not had a material effect on the Company's results of operations or financial condition.

Item 1A.	Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business.

Revlon, Inc. is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon, Inc.'s wholly-owned subsidiary, are pledged by Revlon, Inc. to secure obligations under the 2004 Credit Agreement.

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned subsidiary, through which the Company conducts its business operations. As such, Revlon, Inc.’s net (loss) income has historically consisted predominantly of its equity in the net (loss) income of Products Corporation, which for 2005, 2004 and 2003 was approximately $(77.8) million, $(142.8) million and $(154.0) million, respectively, which excluded approximately $7.6 million, $1.2 million and $1.2 million, respectively, in expenses primarily related to being a public holding company. Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company. Products Corporation may not generate sufficient cash flow to pay dividends or distribute funds to Revlon, Inc. because, for example, Products Corporation may not generate sufficient cash or net income; state laws may restrict or prohibit Products Corporation from issuing dividends or making distributions unless Products Corporation has sufficient surplus or net profits, which Products Corporation may not have; or because contractual restrictions, including negative covenants contained in Products Corporation’s various debt instruments, may prohibit or limit such dividends or distributions.

The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit (each as hereinafter defined) and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes (each as hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc., among other things, to enable Revlon, Inc. to make certain payments and pay expenses incidental to being a public holding company.

Shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation's obligations under the 2004 Credit Agreement. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s common stock and would be a change of control under other debt instruments of Products Corporation.

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2005, the Company’s total indebtedness was $1,422.4 million, primarily including $327.0 million aggregate principal amount outstanding of Products Corporation's 8 5/8% Senior Subordinated Notes, $386.4 million aggregate principal amount outstanding of Products Corporation's 9½% Senior Notes and $700.0 million aggregate principal amount outstanding under the 2004 Credit Agreement. Additionally, the Company has a history of net losses and if it is unable to achieve sustained profitability in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt.

In July 2004, Products Corporation entered into the 2004 Credit Agreement with a syndicate of lenders and Citicorp USA, Inc., as agent. The 2004 Credit Agreement currently consists of a $700.0 million Term Loan Facility (as hereinafter defined) and a $160.0 million asset-based Multi-Currency Facility (as hereinafter defined). The Credit Facilities (as hereinafter defined) under the 2004

Credit Agreement are subject to termination on October 30, 2007 if the 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0 million as of December 31, 2005, are not redeemed, repurchased, defeased or repaid such that not more than $25.0 million of such notes remain outstanding on or before such date. In addition, it will be an event of default under the 2004 Credit Agreement and the 2004 Credit Agreement could terminate if Revlon, Inc. does not issue approximately $110 million of equity and transfer the proceeds of such issuance to Products Corporation by March 31, 2006 to promptly reduce outstanding indebtedness. (See ‘‘Recent Developments’’, as to Revlon, Inc.'s plan to, among other things, conduct a rights offering by March 31, 2006 and redeem approximately $110 million of the 8 5/8% Senior Subordinated Notes).

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues and the operating revenues of its subsidiaries will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or that the terms of any such refinancing will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also:

•	limit the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the continued implementation of, and refinement to, the Company’s business plan, including in connection with the Company’s previously-announced brand initiatives (consisting of the complete relaunch of Almay and the introduction of Vital Radiance), future working capital, capital expenditures, advertising or promotional expenses, new product development costs, purchases and reconfiguration of wall displays, acquisitions, investments, restructuring programs and other general corporate requirements;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow for the continued implementation of, and refinement to, the Company’s business plan, including funding the Company’s brand initiatives, and for other general corporate purposes;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limit the Company’s flexibility in responding to changes in its business and the industry in which it operates; and

•	make the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.

Although agreements governing Products Corporation’s indebtedness, including the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, the agreement governing the 2004 Consolidated MacAndrews & Forbes Line of Credit and the 2004 Credit Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9½% Senior Notes and 8 5/8% Senior Subordinated Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon, Inc. securities, or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates or third parties. Revlon, Inc. is a public holding company and has no business operations of its own, and Revlon, Inc.’s only material asset is the capital stock of Products Corporation. None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness if the Company took any of the above actions because, under certain circumstances, the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes or any of its other debt instruments (including the 2004 Credit Agreement and the 2004 Consolidated MacAndrews & Forbes Line of Credit) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See ‘‘Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.’’).

Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.

Agreements governing Products Corporation’s indebtedness, including the 2004 Credit Agreement, the agreement governing the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, contain a number of significant restrictions and covenants that limit Products Corporation’s ability and its subsidiaries' ability, among other things (subject in each case to limited exceptions), to:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on stock or purchase stock;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	make certain investments.

In addition, the 2004 Credit Agreement contains financial covenants limiting Products Corporation’s secured debt-to-EBITDA ratio and, under certain circumstances, requiring Products Corporation to maintain a minimum consolidated fixed charge coverage ratio. (See ‘‘Recent Developments’’ regarding Products Corporation’s recent amendment to its 2004 Credit Agreement). The 2004 Credit Agreement also includes provisions that would cause the acceleration of the maturities of the Credit Facilities if the 8 5/8% Senior Subordinated Notes are not refinanced prior to October 30, 2007 such that not more than $25.0 million of such notes remain outstanding. In addition, it will be an event of default if Revlon, Inc. fails to issue approximately $110 million of equity and transfer the proceeds of such issuance to Products Corporation by March 31, 2006 to promptly reduce outstanding indebtedness. (See ‘‘Recent Developments’’ as to Revlon, Inc.'s intention to, among other things, conduct a $110 million rights offering by March 31, 2006 and use the proceeds to reduce Products Corporation's debt). These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to fund the costs of implementing and refining the Company’s business plan and to grow the Company’s business, including with respect to the Company’s brand initiatives, as well as to fund general corporate purposes. The breach of certain covenants contained in the 2004 Credit Agreement would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2004 Credit Agreement, which would in turn constitute an event of default under the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the 2004 Consolidated MacAndrews & Forbes Line of Credit or the trustee or holders of the applicable percentage under the applicable indenture. In addition, holders of Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the applicable indenture. (See ‘‘Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.’’). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2004 Credit Agreement, or to repurchase or redeem its outstanding 9½% Senior Notes and/or 8 5/8% Senior Subordinated Notes.

Events beyond the Company’s control, such as decreased consumer spending in response to weak economic conditions, weakness in the mass-market cosmetics category, retailer inventory management,

adverse changes in currency, increased competition from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, lower than anticipated success of the Company’s advertising and marketing plans, lower than expected customer or consumer acceptance of the Company’s brand initiatives, decreased sales of the Company’s existing products as a result of the Company’s brand initiatives and changes in the competitive environment, could impair the Company’s operating performance, which could affect Products Corporation’s ability and that of its subsidiaries to comply with the terms of Products Corporation’s debt instruments. Products Corporation and its subsidiaries may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2004 Credit Agreement. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The lenders under the 2004 Credit Agreement may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may not do so on terms which are favorable to it and Revlon, Inc. In the event that Products Corporation was unable to obtain such a waiver or amendment and it was not able to refinance or repay its debt instruments, including the 2004 Credit Agreement, Products Corporation’s inability to meet the financial covenants or other provisions would constitute an event of default under its debt instruments, including the 2004 Credit Agreement, which would permit the bank lenders to accelerate the 2004 Credit Agreement, which in turn would constitute an event of default under the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing Products Corporation’s outstanding 9½% Senior Notes and 8 5/8% Senior Subordinated Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the 2004 Consolidated MacAndrews & Forbes Line of Credit or the trustee under the applicable indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to repay fully borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation was required to repurchase its outstanding 9½% Senior Notes and/or 8 5/8% Senior Subordinated Notes upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation was unable to repay, refinance or restructure its indebtedness under the 2004 Credit Agreement, the lenders could proceed against the collateral securing that indebtedness.

Limits on Products Corporation’s borrowing capacity under the Multi-Currency Facility may affect the Company’s ability to finance its operations.

While the Multi-Currency Facility currently provides for up to $160.0 million of commitments, Products Corporation’s ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. If the value of these eligible assets is not sufficient to support the full $160.0 million borrowing base, Products Corporation will not have full access to the Multi-Currency Facility but rather could have access to a lesser amount determined by the borrowing base. Further, if Products Corporation borrows funds under this facility, subsequent changes in the value or eligibility of the assets could cause Products Corporation to be required to pay down the amounts outstanding so that there is no amount outstanding in excess of the then-existing borrowing base. Products Corporation’s ability to make borrowings under the Multi-Currency Facility is also conditioned upon its compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the Multi-Currency Facility, which could have a material adverse effect on the Company’s business, results of operations or financial condition. On February 1, 2006, the Term Loan Facility was fully drawn, and availability under the Multi-Currency Facility, based upon the calculated borrowing base less approximately $16 million of outstanding letters of credit, was approximately $144 million, as the Multi-Currency Facility was undrawn at such date.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness, principally under the 2004 Credit Agreement, is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2005, $709.0 million of Products Corporation’s total indebtedness was subject to floating interest rates. The Term Loan Facility and the Multi-Currency Facility under the 2004 Credit Agreement bear interest, at Products Corporation’s option, at either the Eurodollar Rate (as defined in the 2004 Credit Agreement), which is based on LIBOR, or the Alternate Base Rate (as defined in the 2004 Credit Agreement), which is based on the greater of Citibank, N.A.'s announced base rate and the U.S. federal fund rate plus 0.5%, or the equivalent for loans denominated in currencies other than U.S. dollars. If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2004 Credit Agreement and other short-term borrowings (which, in the aggregate, is Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2005, an increase in LIBOR of 1% would increase the Company’s annual interest expense by $7.1 million. Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into various interest hedging contracts, it may not be able to do so on a cost-effective basis, any hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company.

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility could affect the Company’s sales and financial condition.

A substantial portion of the Company’s products are produced at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules or other disruptions, including those caused by transitioning manufacturing from other facilities primarily to the Company’s Oxford, North Carolina facility, or any other cause could adversely affect the Company’s ability to provide products to its customers, which would affect the Company’s sales and financial condition. Additionally, if product sales exceed forecasts, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could cause the Company to lose sales.

The Company’s brand initiatives may not be as successful as the Company anticipates in furthering its growth objectives.

As described under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Overview of Brand Initiatives,’’ the Company recently announced two brand initiatives, one of which involves a complete relaunch of the Almay brand and builds on Almay’s healthy beauty heritage and the desire among consumers for simplicity and personalization and the other of which is focused on the more mature consumer and involves the launch of a complete line of cosmetics under a new brand name, Vital Radiance, that is designed to serve this affluent and growing consumer demographic currently underserved in the marketplace.

The Company may not be successful in achieving its growth objectives. Each of the elements of the brand initiatives carries significant risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the brand initiatives by the Company’s retail customers may not be as high as the Company anticipates;

•	sales of the new products to the Company’s retail customers may not be as high as the Company anticipates;

•	the Company’s marketing strategies for the brand initiatives may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption and the rate of purchases by the Company’s consumers may not be as high as the Company anticipates;

•	the Company’s wall displays to showcase the new products may fail to achieve their intended effects;

•	the Company may experience product returns exceeding its expectations as a result of the brand initiatives;

•	the Company may incur costs exceeding its expectations as a result of the continued development and launch of the brand initiatives, including, for example, costs in connection with the purchase and installation of new wall displays and advertising and promotional expenses or other costs, including trade support, related to launching the brand initiatives;

•	the Company may experience a decrease in sales of certain of the Company’s existing products as a result of the products related to the brand initiatives;

•	the Company’s product pricing strategies for the brand initiatives may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates;

•	any delays or other difficulties impacting the Company’s ability, or the ability of the Company’s third party manufacturers and suppliers, to timely manufacture, distribute and ship products in connection with launching the brand initiatives, such as inclement weather conditions or those delays or difficulties discussed under ‘‘— The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility could affect the Company’s sales and financial condition,’’ could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines;

•	the brand initiatives will require that the Company cause to be manufactured, shipped and installed new display walls at the Company’s retail customers’ stores in time for such customers’ reset schedules. Any delays or other difficulties impacting the manufacture, distribution and installation of these display walls could affect the Company’s ability to meet its retail customers’ reset deadlines; and

•	attempting to accomplish all of the elements of the brand initiatives simultaneously may prove to be a financial and operational burden on the Company and the Company may be unable to successfully accomplish all of the elements of the initiatives simultaneously.

Each of the risks referred to above could delay or impede the Company’s ability to achieve its growth objectives, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue growth and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2004 Credit Agreement, which could have a material adverse effect on the Company’s business.

The Company currently expects that operating revenues, cash on hand, net cash proceeds from the planned $75 million equity issuance described in ‘‘Recent Developments’’ and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2006, including cash requirements in connection with the Company’s operations, the continued implementation of, and refinement to, the Company’s plan, including with respect to the Company’s brand initiatives, the Company’s debt service requirements for 2006, the organizational realignment described in ‘‘Recent Developments’’ and regularly scheduled pension and post-retirement benefit plan contributions.

If the Company’s anticipated level of revenue growth is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, retailer inventory management, adverse changes in currency, increased competition from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, or because the Company’s advertising and marketing plans or the brand initiatives are not as successful as anticipated, or if the Company’s expenses associated with continued implementation of, and refinement to, the Company’s plan, including expenses related to the Company’s brand initiatives, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2004 Credit Agreement. If operating revenues, cash on hand, net cash proceeds from the planned $75 million equity issuance described in ‘‘Recent Developments’’ and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2004 Credit Agreement, the Company could be required to adopt one or more alternatives listed below. For example, the Company could be required to:

•	delay the implementation of or revise certain aspects of the Company’s plan, including potentially delaying, suspending or revising certain aspects of the Company’s brand initiatives;

•	reduce or delay purchases of wall displays or advertising or promotional expenses, including spending on new wall displays anticipated to be undertaken in connection with the Company’s brand initiatives;

•	reduce or delay capital spending, including in connection with the Company’s brand initiatives;

•	restructure Products Corporation’s indebtedness;

•	sell assets or operations;

•	delay, reduce or revise the Company’s restructuring plans (including as described in ‘‘Recent Developments’’);

•	seek additional capital contributions or loans from MacAndrews & Forbes, Revlon, Inc., the Company’s other affiliates and/or third parties;

•	sell additional Revlon, Inc. securities or debt securities of Products Corporation; or

•	reduce other discretionary spending.

If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2004 Credit Agreement if the actions do not result in savings or generate a sufficient amount of additional capital, as the case may be.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales.

For 2005, 2004 and 2003, Wal-Mart, Inc. and its affiliates accounted for approximately 24.0%, 21.0%, and 20.6%, respectively, of the Company’s worldwide net sales. The Company expects that for 2006 and future periods, Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The loss of Wal-Mart or one or more of the Company’s other customers that may account for a significant portion of the Company’s net sales, or any significant decrease in sales to these customers or any significant decrease in the Company’s retail display space in any of these customers' stores, could reduce the Company’s net sales and therefore could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to increase its sales through the Company’s primary distribution channels.

Although the U.S. mass-market for color cosmetics advanced 3.2% for the year ended December 31, 2005, as compared with 2004, the U.S. mass-market color cosmetics category declined by approximately 0.6% in 2004 from 2003 and declined by approximately 1.1% in 2003 from 2002. In the U.S., mass volume retailers and chain drug and food stores currently are the primary distribution channels for the Company’s products. Additionally, other channels, including department stores, door-to-door and the internet, combined account for a significant amount of sales of cosmetics and beauty care products. A decrease in consumer demand in the U.S. mass-market for color cosmetics, retailer inventory management and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete, could cause the Company to be unable to increase sales of its products through these distribution channels, which could reduce the Company’s net sales and therefore have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has a limited operating history under its business plan, and it may not be successful or enable the Company to achieve or maintain profitable operations.

The Company has a limited operating history under its three-phase business plan. If the Company fails to successfully execute its plan, including if the Company fails to successfully execute its brand initiatives, the Company may not achieve the expected increases in its net sales or improvements in its operating profit margin, which could adversely affect the Company’s profitability and liquidity. Additionally, it is possible that implementation of the plan may have unanticipated consequences that could be adverse to the Company’s business.

Each of the components of the Company’s plan carries significant risks, as well as the possibility of unexpected consequences. Potential risks include:

•	the Company’s attempts to make its advertising and media more effective may fail to achieve their intended effects;

•	changes to the Company’s wall displays may fail to achieve their intended effects;

•	the Company may experience product returns and/or other costs exceeding the Company’s expectations as a result of new product introductions or brand launches, including as a result of the brand initiatives, or additional repositioning, repackaging and reformulating one or more of the Company’s product lines or brands, or further refining the Company’s approach to retail merchandising;

•	the Company may incur costs exceeding its expectations as a result of the roll out of wall displays, including costs in connection with rolling out new wall displays in connection with the Company’s brand initiatives, or making further refinements to the Company’s wall displays, or the wall displays or refinements to such displays may fail to achieve their intended effects;

•	the Company’s new product development process may not be as successful as contemplated, or consumers may not accept the Company’s new product offerings to the degree envisioned, including products to be sold in connection with the Company’s brand initiatives;

•	the Company’s competitors, some of which have greater resources than the Company, could increase their spending on advertising and media, increase their new product development spending or take other steps in response to the Company’s plan, including in response to its brand initiatives, which could impact the effectiveness of the Company’s plan, including the effectiveness of its brand initiatives, and the Company’s ability to achieve its objective of increased revenues and profitability over the long term;

•	the Company may experience difficulties, delays or higher than expected costs in implementing its comprehensive program to develop and train the Company’s employees with the objective of improving its organizational capabilities or in attracting and retaining talented and experienced personnel;

•	the Company may be unable to achieve its growth objectives in connection with its brand initiatives or the Company may experience difficulties, delays or higher than expected costs in implementing its brand initiatives, including as discussed in ‘‘— The Company’s brand initiatives may not be as successful as the Company anticipates in furthering its growth objectives;’’ and

•	attempts to accomplish all of the elements of the Company’s plan simultaneously may prove to be financially or operationally burdensome and may cause disruption or difficulties in the Company’s business.

(See ‘‘— The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue growth and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2004 Credit Agreement, which could have a material adverse effect on the Company’s business’’ and ‘‘— The Company’s brand initiatives may not be as successful as the Company anticipates in furthering its growth objectives.’’).

Unanticipated circumstances may adversely affect the Company’s assumptions and expectations regarding the Company’s ‘‘Destination Model’’.

The Company’s ‘‘Destination Model’’ is based upon its expectation that the Company will achieve an improvement in its operating profit margin as a result of improvements in various aspects of the Company’s business, including, without limitation, in its international supply chain, in its promotion redesign, in its cost of goods (due to various initiatives including value analyses, packaging initiatives, strategic sourcing and make versus buy analyses), in its product life cycle management, in its in-store merchandising and by leveraging the Company’s fixed cost structure and other initiatives, for an aggregate targeted operating profit margin of approximately 12% (measured as a percentage of gross sales) by the end of 2008. Although the Company believes that these expectations are reasonable and achievable, the Company may achieve less than expected savings from one or more of these initiatives, the Company’s progress may not be spread ratably and the margin transformation initiatives may not be implemented successfully and/or other events and circumstances, such as difficulties, delays or unexpected costs in achieving those results, may occur which could result in the Company’s not achieving its ‘‘Destination Model’’, achieving only a portion of it, or achieving it later than the Company expects. Additionally, if product sales exceed forecasts, the Company’s focus on closely managing inventory levels could result, from time to time, in the Company’s not having an adequate supply of products to meet consumer demand, which would cause the Company to lose sales. In addition, if the Company experiences lower than expected sales, the Company may experience difficulties or delays in achieving its targeted operating profit margin.

Competition in the consumer products business could materially adversely affect the Company’s net sales and its market share.

The consumer products business is highly competitive.The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for the Company’s retail customers by providing market-right products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining sufficient retail floor space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in the amount of competition that the Company faces could have a material adverse effect on its market share and revenues. The Company experienced declines in its market share in the U.S. mass-market in color cosmetics from the end of the first half of 1998 through the first half of 2002, including a decline in the Company’s combined color cosmetics market share from approximately 32% in the second quarter of 1998 to approximately 22% in the second quarter of 2002. From the second half of 2002 through 2005, the Company’s U.S. mass-market share in color cosmetics stabilized, and the Company achieved a combined U.S. mass-market share of 21.6% for 2005. The Revlon brand registered a U.S. mass-market share of 15.4% for 2005, while the Almay brand advanced to 6.2% for 2005. It is possible that declines in the Company’s market share could occur in the future.

In addition, the Company competes in selected product categories against a number of multinational manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising and marketing and more flexibility to respond to changing business and economic conditions than the Company. In addition to products sold in the mass-market, the Company’s products also compete with similar products sold in prestige department store channels, door-to-door, on the internet and through mail-order or telemarketing by representatives of direct sales companies.

The Company’s foreign operations are subject to a variety of social, political and economic risks and may be affected by foreign currency fluctuation, which could adversely affect the results of the Company’s operations and the value of its foreign assets.

As of December 31, 2005, the Company had operations based in 16 foreign countries and its products were sold in over 100 countries. The Company is exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including those in Asia, Eastern Europe and Latin America, which could adversely affect the Company’s business, results of operations and financial condition. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment. In addition, fluctuations in foreign currency exchange rates may affect the results of the Company’s operations and the value of its foreign assets, which in turn may adversely affect the Company’s reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and its foreign competitors sell products in the same markets. The Company’s net sales outside of the U.S. and Canada for the years ended December 31, 2005, 2004, and 2003 were approximately 36%, 34% and 31% of the Company’s total consolidated net sales, respectively. In addition, changes in the value of relevant currencies may affect the cost of certain items and materials required in the Company’s operations. Products Corporation enters into forward foreign exchange contracts to hedge certain cash flows denominated in foreign currency. At December 31, 2005, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $31.9 million. The hedges Products Corporation enters into may not protect against currency fluctuations.

Terrorist attacks, acts of war or military actions may adversely affect the markets in which the Company operates and the Company’s operations and profitability.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Madrid, Spain and London, England, military responses to terrorist attacks and future developments, or other military actions, such as the military actions in Iraq, may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced demand for the Company’s products. These developments subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s financial results.

The Company is subject to regulation by the FTC and the FDA, in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including the EU in Europe. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and antiperspirants. State and local regulations in the U.S. and regulations in the EU that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. To the extent regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, either of which could result in, among other things, increased costs to the Company, delays in product launches or result in product returns.

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2004 Credit Agreement and could have other consequences.

Products Corporation’s shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the 2004 Credit Agreement. As of December 31, 2005, there were 2,325,291 shares of Class A Common Stock pledged by REV Holdings to secure $18.5 million principal amount of REV Holdings’ 13% Senior Secured Notes due 2007. MacAndrews & Forbes has advised the Company that it has pledged additional shares of Class A Common Stock to secure other obligations. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies. A foreclosure upon any such shares of common stock or dispositions of shares of Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes. A change of control constitutes an event of default under the 2004 Credit Agreement, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2004 Credit Agreement. In addition, holders of the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes may require Products Corporation to repurchase their respective notes under those circumstances. Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2004 Credit Agreement or to repurchase or redeem the 9½% Senior Notes and/or the 8 5/8% Senior Subordinated Notes. (See ‘‘The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue growth and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2004 Credit Agreement, which could have a material adverse effect on the Company’s business.’’).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly owned by Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes, beneficially owns approximately 60% of Revlon, Inc.’s outstanding common stock. Mr. Perelman, directly and through MacAndrews & Forbes, controls approximately 77% of the combined voting power of Revlon, Inc.’s common stock. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of Revlon, Inc.’s or Products Corporation’s assets, issuances of capital stock and similar transactions.

New accounting requirements will cause the Company to record compensation expense for employee stock option grants, which will affect the Company’s reported earnings.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ an amendment to FASB Statements Nos. 123 and 95 (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the U.S. Securities and Exchange Commission (the ‘‘SEC’’ or the ‘‘Commission’’) adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be effective beginning January 1, 2006. The Company will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of its employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for stock option awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will result in approximately $10 million in additional expenses for fiscal year 2006. This estimate is based on the number of unvested options outstanding as of January 1, 2006 and the estimated number of options to be granted in 2006. This estimate could change based on a number of factors, including differences in the estimate of the number of options granted before 2006 which are forfeited during 2006 and the number of options actually granted in 2006 and the fair value of these options at their grant date.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table sets forth as of December 31, 2005 the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Manufacturing, warehousing, distribution and office (a)	1,012,000
Edison, New Jersey	Research and office (leased)	123,000
Irvington, New Jersey.	Manufacturing, warehousing and office (a)	96,000
Mexico City, Mexico	Manufacturing, distribution and office	150,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Kempton Park, South Africa	Warehousing, distribution and office (leased)	120,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Rietfontein, South Africa	Manufacturing, warehousing, distribution and office	94,000

(a)	Properties subject to liens under the 2004 Credit Agreement.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (approximately 176,800 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.    Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the

Company. A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. (a Delaware corporation and the predecessor of REV Holdings LLC, a Delaware limited liability company (‘‘REV Holdings’’)) between October 2, 1998 and September 30, 1999 (the ‘‘Second Gavish Action’’). The complaint, amended by the plaintiffs in November 2001, alleged, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). On September 29, 2004, the United States District Court for the Southern District of New York dismissed the Second Gavish Action, without prejudice. Revlon, Inc.’s counsel has subsequently received a second amended complaint. If this matter is pursued, Revlon, Inc. intends to defend it vigorously as the Company believes it is without merit. In light of the settlement of the defendants' insurance claim for this matter and the other purported class actions filed in 1999 and settled in June 2003, which the Company recorded in 2002, the Company does not expect to incur any further expense in this matter.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MacAndrews & Forbes, which is wholly owned by Ronald O. Perelman, beneficially owns (i) 190,160,641 shares of Class A Common Stock (20,819,333 of which are owned by REV Holdings and 169,341,308 of which are beneficially owned by MacAndrews & Forbes) and (ii) all of the outstanding 31,250,000 shares of Class B Common Stock of Revlon, Inc., with a par value of $0.01 per share (the ‘‘Class B Common Stock’’, and together with the Class A Common Stock, the ‘‘Common Stock’’). Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman's vested stock options discussed in Part III, Item 12. of this Form 10-K (‘‘Security Ownership of Certain Beneficial Owners and Management’’), Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2005, beneficially owned approximately 60% of Revlon, Inc.'s outstanding shares of Common Stock and had approximately 77% of the combined voting power of the outstanding shares of Revlon, Inc.'s Common Stock currently entitled to vote at its 2006 Annual Meeting of Stockholders. The remaining 150,265,777 shares of Class A Common Stock outstanding at December 31, 2005 were owned by the public. Revlon, Inc.'s Class A Common Stock is listed and traded on the New York Stock Exchange (the ‘‘NYSE’’). As of December 31, 2005, there were 920 holders of record of Class A Common Stock. No dividends were declared or paid during 2005 or 2004 by Revlon, Inc. on its Common Stock. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit, the 8 5/8% Senior Subordinated Notes and the 9½% Senior Notes currently restrict the ability of Products Corporation to pay dividends or make distributions to Revlon, Inc., except in limited circumstances. (See Part III, Item 12. of this Form 10-K, ‘‘Security Ownership of Certain Beneficial Owners and Management’’, and the Company’s Consolidated Financial Statements and the Notes thereto).

The table below shows the high and low quarterly stock prices of Revlon, Inc.'s Class A Common Stock on the NYSE for the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$3.08	$3.39	$4.29	$3.38
Low	2.20	2.70	3.00	2.33

	Year Ended December 31, 2004(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$3.66	$3.50	$2.94	$2.55
Low	2.28	2.70	2.11	2.06

(1)	Represents the closing price per share of Revlon, Inc.'s Class A Common Stock on the NYSE. The Company's stock trading symbol is ‘‘REV’’.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2005 and the Balance Sheet Data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the Company’s Consolidated Financial Statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’

	Year Ended December 31, (in millions, except per share amounts)
	2005 (a)	2004	2003 (b)	2002 (b)	2001 (c)
Statement of Operations Data:
Net sales	$1,332.3	$1,297.2	$1,299.3	$1,119.4	$1,277.6
Gross profit (d)	824.2	811.9	798.2	615.7	733.4
Selling, general and administrative expenses	757.8	717.6	770.9	717.0	679.2
Restructuring costs and other, net (e)	1.5	5.8	6.0	13.6	38.1
Operating income (loss)	64.9	88.5	21.3	(114.9)	16.1
Interest Expense	130.0	130.8	174.5	159.0	140.5
Loss on early extinguishment of debt	9.0 (f)	90.7 (g)	—	—	3.6
Loss from continuing operations	(83.7)	(142.5)	(153.8)	(286.5)	(153.7)
Basic and diluted loss from continuing operations per common share	$(0.23)	$(0.47)	$(2.47)	$(5.36)	$(2.87)
Weighted average number of common shares outstanding (in millions): (h) Basic and diluted	371.1	301.1	62.3	53.5	53.5

	Year Ended December 31, (in millions)
	2005 (a)	2004	2003 (b)	2002 (b)	2001
Balance Sheet Data:
Total assets	$1,043.7	$1,000.5	$892.2	$933.7	$997.6
Total indebtedness	1,422.4	1,355.3	1,897.5	1,775.1	1,661.1
Total stockholders’ deficiency	(1,095.9)	(1,019.9)	(1,725.6)	(1,638.5)	(1,282.1)

(a)	Results for 2005 include expenses of approximately $44 million in incremental returns and allowances and approximately $7 million in accelerated amortization cost of certain permanent displays related to the launch of the brand initiatives.

(b)	Results for 2003 and 2002 include expenses of approximately $31.0 million in 2003 and approximately $104.0 million in 2002 related to the accelerated implementation of the Stabilization and Growth Phase of the Company's plan.

(c)	In July 2001, the Company completed the disposition of the Colorama brand and facility in Brazil. Accordingly, the selected financial data includes the results of operations of the Colorama brand through the date of disposition.

(d)	In connection with the Company's restructuring activities described in note (e) below, through 2002 the Company incurred additional costs associated with the consolidation of its Phoenix and Canada facilities and its worldwide operations. The Company recorded $1.5 million and $38.2 million of such costs for the years ended December 31, 2002 and 2001, respectively, in cost of sales.

(e)	In 2000, the Company initiated a new restructuring program (the ‘‘2000 restructuring program’’), to improve profitability by reducing personnel and consolidating manufacturing facilities. The 2000 restructuring program focused on closing manufacturing operations in Phoenix, Arizona and Mississauga, Canada and consolidating production into the Company's plant in Oxford, North Carolina. The 2000 restructuring program also included the remaining obligation for excess leased real estate at the Company's headquarters, consolidation costs associated with closing the Company's facility in New Zealand and the elimination of several domestic and international executive and operational positions, each of which was effected to reduce and streamline corporate overhead costs. Restructuring expenses incurred through 2005 were with respect to the 2000 restructuring program, the continued consolidation of the Company's worldwide operations or one-time restructuring events including employee severance costs.

(f)	The loss on early extinguishment of debt for 2005 includes: (i) a $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of Products Corporation's Original 9½% Senior Notes and (ii) the aggregate $1.5 million loss on the redemption of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

(g)	Represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (as hereinafter defined) and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) and the repayment of the 2001 Credit Agreement. (See Note 9 to the Consolidated Financial Statements).

(h)	Represents the weighted average number of common shares outstanding for the period. Upon consummation of Revlon, Inc.’s rights offering in 2003, the fair value, based on NYSE closing price of Revlon, Inc.'s Class A Common Stock was more than the subscription price. Accordingly, basic and diluted loss per common share have been restated for all periods prior to the rights offering in 2003 to reflect the stock dividend of 1,262,328 shares of Class A Common Stock. (See Note 1 to the Consolidated Financial Statements). On March 25, 2004, in connection with the Revlon Exchange Transactions, Revlon, Inc. issued 299,969,493 shares of Class A Common Stock. (See Note 9 to the Consolidated Financial Statements). The shares issued in the Revlon Exchange Transactions are included in the weighted average number of shares outstanding since the date of the respective transactions. In addition, if upon consummation of Revlon, Inc.’s rights offering in 2006 as referred to in ‘‘Recent Developments’’, the fair value, based on NYSE closing price of Revlon, Inc.'s Class A Common Stock on the consummation date is more than the subscription price, the basic and diluted loss per common share will be restated for all prior periods presented to such 2006 rights offering to reflect the implied stock dividend.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business

The Company is providing this overview in accordance with the SEC's December 2003 interpretive guidance regarding Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revlon, Inc. (and together with its subsidiaries, the ‘‘Company’’) conducts its business exclusively through its wholly-owned operating subsidiary, Revlon Consumer Products Corporation (‘‘Products Corporation’’), which operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, skincare, fragrances and personal care products. Revlon is one of the world's leading mass-market cosmetics brands. Revlon believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. The Company's products are sold worldwide and marketed under such brand names as Revlon, ColorStay, Fabulash, Super Lustrous and Revlon Age Defying makeup with Botafirm, as well as the newly relaunched Almay brand, including the Company’s new Almay Intense i-Color collection, and the Company’s latest brand, Vital Radiance, in cosmetics; a new Almay skincare line, as well as Ultima II and Gatineau in skincare; Charlie and Jean Naté in fragrances; Revlon and Expert Effects in beauty tools; and Mitchum, Flex, Colorsilk and Bozzano in personal care products. In addition, the Company has a licensing group pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

The Company is an indirectly majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with its affiliates, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

Overview of the Company’s Plan

The Company is in the third phase of its plan, the Accelerated Growth Phase.

The Company intends to capitalize on the actions taken during the earlier phases of the plan, with the objective of increasing revenues and achieving profitability over the long term. The Accelerated Growth Phase of the plan includes various actions that represent refinements of and additions to the actions taken during the earlier phases of the plan, with the objective of balancing top-line growth with an improved operating profit margin. These ongoing initiatives include, among other things, actions to: (i) further improve the new product development and introduction process with even deeper insights into the Company’s consumers and the categories in which it competes; (ii) continue to increase the effectiveness and reduce the cost of the Company's display walls across categories and brands; (iii) drive efficiencies across the Company's overall supply chain, including reducing manufacturing costs by continuing to rationalize components and by sourcing strategically; (iv) optimize the effectiveness of the Company’s advertising, marketing and promotions; (v) continue the training and development of the organization so that the Company may continue to improve its capabilities to execute its strategies while providing enhanced job satisfaction for the Company’s employees; and (vi) continue to strengthen the Company’s balance sheet and capital structure, much of which has been accomplished during 2004, with additional financing transactions completed during 2005 and planned for 2006. (See ‘‘Recent Developments’’ regarding Revlon, Inc.'s planned $110 million rights offering and planned $75 million equity issuance).

The Company believes that it has strengthened its organizational capabilities and it intends to continue doing so. The Company also believes that it has strengthened its relationships with its key retailers in the U.S.

Overview of Brand Initiatives

In August 2005, the Company announced two major brand initiatives. One initiative involves a complete relaunch of the Almay brand and builds on Almay’s healthy beauty heritage and the desire among consumers for simplicity and personalization. The second initiative is focused on the more mature consumer and involves the launch of a complete line of cosmetics under a new brand name, Vital Radiance, that is designed to serve this affluent and growing consumer demographic currently underserved in the marketplace.

The brand initiatives had a positive effect on net sales of approximately $33 million in 2005, after giving effect to approximately $44 million of provisions for incremental returns and allowances associated with the launch of these initiatives. As a result of these brand initiatives, the Company had accelerated amortization associated with certain existing retail display fixtures of approximately $7 million that impacted selling, general and administrative expenses (‘‘SG&A’’) in 2005. The total upfront launch and related costs of the brand initiatives in 2005 was approximately $62 million, principally including provisions for the aforementioned incremental returns and allowances of approximately $44 million and the aforementioned $7 million of accelerated amortization. The Company also currently expects that the first quarter of 2006 would benefit from the incremental initial shipments associated with the launch of these brand initiatives.

The Company continues to make certain investments in connection with these brand initiatives, most notably in the area of permanent displays and inventory. In terms of the cash flow impact of these brand initiatives, the Company’s investment in permanent displays, including displays for its existing businesses and these brand initiatives, was approximately $70 million for 2005 and the Company expects that its continued investment in permanent displays will be in the range of $85 million to $95 million for 2006, returning to more normalized levels thereafter. The net increase in 2005 inventory levels of approximately $66 million and the increase in 2005 net trade receivables of approximately $82 million, as compared with that of 2004, is primarily due to the brand initiatives. The Company’s working capital is expected to return to more normalized levels in relation to sales during the second half of 2006.

Overview of Sales and Earnings Results

Net sales in 2005 increased $35.1 million to $1,332.3 million, as compared with $1,297.2 million in 2004, driven by higher shipments and favorable foreign currency translation, partially offset by higher total returns, allowances and discounts and lower licensing revenue primarily as a result of the prepayment of certain minimum royalties and renewal fees by licensees in 2004.

In the United States and Canada, 2005 net sales increased $1.4 million to $857.1 million from $855.7 million in 2004. Excluding the impact of Canadian currency fluctuations, net sales were down $3.2 million. This decrease was primarily due to a decline in net sales of certain of the Company’s base business products and a decrease in licensing revenue from 2004 levels which included the prepayments of certain minimum royalties and renewal fees by licensees, partially offset by an increase in new product net sales due in part to the brand initiatives. In International, 2005 net sales increased $33.7 million to $475.2 million from $441.5 million in 2004. The increase in 2005 was due primarily to higher shipments and favorable foreign currency translation.

Net loss in 2005 decreased $58.8 million to $83.7 million, as compared with $142.5 million in 2004. The improvement in net loss for 2005, as compared with 2004, reflected a decrease of approximately $82 million in expenses relating to the early extinguishment of debt, higher product shipments, due principally to the brand initiatives, and favorable foreign currency impact. These improvements were partially offset by the decrease in the aforementioned licensing revenues and the additional costs incurred relating to the launch of the brand initiatives, including a charge for incremental returns and allowances, plus additional costs incurred for advertising, which includes expenses incurred for promotional displays and accelerated depreciation on certain existing permanent displays.

Overview of Market Share Data

In terms of U.S. marketplace performance, the U.S. color cosmetics category for 2005 increased approximately 3.2% versus 2004. Combined U.S. mass-market share for the Revlon and Almay brands totaled 21.6% for 2005, compared with 21.4% for 2004, with the Revlon brand registering a share of 15.4% for 2005, compared with 15.7% for 2004, and the Almay brand registering a share of 6.2% for 2005, compared with 5.7% for 2004. The share increase for the Almay brand was driven primarily by the successful launch of new products, including the Almay Intense i-Color collection. In women’s hair color and beauty tools, the Company gained market share in 2005, compared with 2004, increasing, respectively, from a 8.0% market share for 2004 to 8.5% for 2005, and 24.1% market share for 2004 to 25.0% for 2005. Market share performance was essentially even at 6.2% for anti-perspirants/deodorants in 2004 and 2005.

Overview of Financing Activities

The Accelerated Growth Phase of the Company’s plan include actions intended to, among other things, strengthen the Company's balance sheet and capital structure, much of which actions were accomplished during 2005 and 2004. (See ‘‘Financial Condition, Liquidity and Capital Resources – 2004 Refinancing Transactions’’ for a discussion of the 2004 financing transactions).

In March 2005, Products Corporation issued in a private placement $310.0 million aggregate principal amount of 9½% Senior Notes due 2011 (the ‘‘Original 9½% Senior Notes’’) and used the proceeds to prepay and permanently reduce $100.0 million of indebtedness under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, to redeem its 8 1/8% Senior Notes and 9% Senior Notes and to pay the applicable redemption premiums, fees, expenses and accrued interest related to these transactions. This issuance and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006. In June 2005, all of the Original 9½% Senior Notes were exchanged for new 9½% Senior Notes (the ‘‘March 2005 9½% Senior Notes’’), which have substantially identical terms to the Original 9½% Senior Notes, except that they are registered with the SEC under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes. (See further discussion in ‘‘2005 Refinancing Transactions’’ within this section and in Note 9, ‘‘Long-Term Debt’’, to the Consolidated Financial Statements).

In August 2005, Products Corporation issued in a private placement $80.0 million aggregate principal amount of additional 9½% Senior Notes due 2011 (the ‘‘Additional 9½% Senior Notes’’). The Company used the proceeds of such issuance to help fund investments in its brand initiatives and for general corporate purposes, as well as to pay fees and expenses in connection with the issuance of the Additional 9½% Senior Notes. In December 2005, all of the Additional 9½% Senior Notes were exchanged for new 9½% Senior Notes (the ‘‘August 2005 9½% Senior Notes’’ and together with the March 2005 9½% Senior Notes, the ‘‘9½% Senior Notes’’), which have substantially identical terms to the Additional 9½% Senior Notes, except that they are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Additional 9½% Senior Notes do not apply to the August 2005 9½% Senior Notes. (See further discussion in ‘‘2005 Refinancing Transactions’’ within this section and in Note 9 ‘‘Long-Term Debt’’ to the Consolidated Financial Statements).

Also in August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity with the proceeds from approximately $110 million of this issuance to be contributed to Products Corporation to reduce its debt and the balance of the proceeds to be available to Products Corporation for general corporate purposes. (See ‘‘Recent Developments’’ and ‘‘2005 Refinancing Transactions’’ within this section for further discussion).

In December 2005, the SEC declared effective Revlon, Inc.’s ‘‘shelf’’ registration statement on Form S-3 registering up to $250.0 million of a variety of equity securities, including (a) Class A Common Stock, (b) preferred stock, (c) warrants to purchase Class A Common Stock or preferred stock, (d) stock purchase contracts (representing contracts obligating holders to purchase from Revlon, Inc. and Revlon, Inc. to sell to the holders, certain shares of Class A Common Stock or preferred stock at future dates), (e) stock purchase units (which consist of a stock purchase contract and/or warrants that would secure the holder’s obligation to purchase or sell Class A Common Stock or preferred stock), and (f) subscription rights to purchase Class A Common Stock or preferred stock. (See ‘‘Recent Developments’’).

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

Sales Returns:

The Company allows customers to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors the Company considers in estimating realizable value. Cost of sales includes the cost of refurbishment of returned products. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company’s estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company’s estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company’s estimates and expectations.

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

Pension Benefits:

The Company sponsors both funded and unfunded pension and other retirement plans in various forms covering employees who meet the applicable eligibility requirements. The Company uses several statistical and other factors in an attempt to estimate future events in calculating the liability and expense related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined annually by the Company, within certain guidelines, which assumptions would be subject to revisions if significant events occur during the year. The Company uses September 30 as its measurement date for plan obligations and assets.

The Company selected a discount rate of 5.5% in 2005, a decline from the 5.75% rate selected in 2004 for the Company’s U.S. pension plans. The average discount rate selected for the Company’s international plans also declined from 5.5% for 2004 to 5% for 2005. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2005 were primarily due to declining long-term interest rates. At September 30, 2005, the decrease in the discount rates had the effect of increasing the Company’s projected pension benefit obligation by approximately $19 million. For fiscal 2006, the Company expects that decreases in the discount rates will have the effect of increasing the net periodic benefit cost for its U.S. and international plans by approximately $1.5 million.

The expected rate of return on the pension plan assets used in 2005 and 2004 remained unchanged at 8.5% for the Company’s U.S. pension plans. The average expected rate of return used for the Company’s international plans declined from 7% in 2004 to 6.7% in 2005, primarily due to a change in the portfolios’ asset allocations.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected rates of return on its 2006 net periodic benefit costs and its projected benefit obligation at September 30, 2005 for the Company’s principal plans:

	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(1.5)	$(19.4)	$1.7	$20.2
Expected rate of return	(1.0)	—	1.0	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in 2005 and in 2004 remained unchanged at 4% for the U.S. pension plans In addition, the Company's actuarial consultants also use other factors such as withdrawal and mortality rates. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions could significantly impact the actual amount of net periodic benefit cost and liability recorded by the Company.

Results of Operations

Year ended December 31, 2005 compared with the year ended December 31, 2004

In the tables, numbers are in millions and amounts in parenthesis (    ) denote unfavorable variances.

Net sales:

Net sales in 2005 increased $35.1 million, or 2.7%, to $1,332.3 million, as compared with $1,297.2 million in 2004, driven by higher shipments and favorable foreign currency translation, partially offset by higher total returns, allowances and discounts. Excluding the impact of foreign currency fluctuations, consolidated 2005 net sales increased 1.8%. The 2004 year benefited from the prepayment of certain minimum royalties and renewal fees by licensees.

	Year Ended December 31,		Change
	2005	2004	$	%
United States and Canada	$857.1	$855.7	$1.4	0.2	%(1)
International	475.2	441.5	33.7	7.6	(2)
	$1,332.3	$1,297.2	$35.1	2.7	%(3)

(1)	Excluding the impact of foreign currency fluctuations, U.S. and Canada net sales decreased 0.4%.

(2)	Excluding the impact of foreign currency fluctuations, International net sales increased 6.0%.

(3)	Excluding the impact of foreign currency fluctuations, consolidated net sales increased 1.8%.

United States and Canada.

In the United States and Canada, net sales increased $1.4 million, or 0.2%, to $857.1 million in 2005 from $855.7 million in 2004. Excluding the impact of Canadian currency fluctuations, 2005 net sales were down $3.2 million, or 0.4%, compared with 2004. This decrease was primarily due to a decline in shipments of certain base business products and a decrease of approximately $12 million in licensing revenue from 2004 levels, which included the prepayments of certain minimum royalties and renewal fees by licensees, partially offset by an increase in shipments of new products and the brand initiatives, net of a provision for incremental returns and allowances of approximately $44 million associated with the launch of the brand initiatives.

International.

Net sales in the Company's international operations increased $33.7 million, or 7.6%, to $475.2 million in 2005 from $441.5 million in 2004. Excluding the impact of foreign currency fluctuations, international net sales increased by $26.4 million, or 6.0%, in 2005, as compared with 2004.

In Asia Pacific and Africa, net sales increased by $16.4 million, or 7.3%, to $242.6 million in 2005, as compared with $226.2 million in 2004. Excluding the impact of foreign currency fluctuations, net sales in Asia Pacific and Africa increased $13.5 million, or 6.0%, in 2005, as compared with 2004. This increase in 2005 net sales, excluding the impact of foreign currency fluctuations, was driven by higher net sales in each of the Company’s major markets in the region. Excluding the impact of foreign currency fluctuations, the Company estimates that South Africa, Australia, Japan and certain distributor markets contributed approximately 4.8% of the increase in net sales for the region in 2005, as compared with 2004.

In Europe, which is comprised of Europe and the Middle East, net sales increased by $4.4 million, or 3.6%, to $125.0 million in 2005, as compared with $120.6 million in 2004. Excluding the impact of foreign currency fluctuations, net sales in Europe increased by $5.2 million, or 4.3%, in 2005, as compared with 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was due to higher net sales in the U.K. and certain distributor markets (which the Company estimates contributed to an approximate 5.0% increase in net sales for the region in 2005, as compared with 2004), and was partially offset by a decrease in net sales primarily in Italy (which the Company estimates contributed to an approximate 0.6% reduction in net sales for the region in 2005, as compared with 2004).

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $12.9 million, or 13.6%, to $107.6 million in 2005, as compared with $94.7 million in 2004. Excluding the impact of foreign currency fluctuations, net sales in Latin America increased by $8.9 million, or 9.5%, in 2005, as compared with 2004. The increase in net sales, excluding the impact of foreign currency fluctuations, was driven primarily by increased shipments in Brazil, Mexico and certain distributor markets (which the Company estimates contributed to an approximate 9.1% increase in net sales for the region in 2005, as compared with 2004), which was partially offset by lower net sales in Argentina and Chile (which the Company estimates contributed to an approximate 0.5% reduction in net sales for the region in 2005, as compared with 2004).

Gross profit:

	Year Ended December 31,		Change
	2005	2004
Gross profit	$824.2	$811.9	$12.3

Gross profit increased by $12.3 million in 2005 from 2004 primarily due favorable foreign currency translation of $6.4 million and to higher shipments of products, which were partially offset by the aforementioned lower licensing revenues, higher cost of goods due to increased shipments and higher consolidated returns, allowances and discounts, which included approximately $44 million of provision for incremental returns and allowances associated with the launch of the brand initiatives. Gross profit as a percentage of net sales decreased to 61.9% in 2005 from 62.6% in 2004 primarily due to the aforementioned increase in consolidated returns, allowances and discounts and the aforementioned lower licensing revenue.

SG&A expenses:

	Year Ended December 31,		Change
	2005	2004
SG&A expenses	$757.8	$717.6	$(40.2)

Excluding unfavorable foreign currency fluctuations of $5.6 million, SG&A increased $34.6 million, or 4.8%, to $757.8 million for the year ended December 31, 2005, primarily due to $17.5 million in expenditures related to the launch of the Company’s two brand initiatives, inclusive of the aforementioned accelerated amortization of permanent displays. The increase in SG&A expenses was also due to $4.2 million in higher distribution costs, higher brand support of $4.0 million and higher display amortization expenses related to the base business of $2.7 million, in each case in 2005, as compared with 2004.

Restructuring costs:

	Year Ended December 31,		Change
	2005	2004
Restructuring costs and other, net	$1.5	$5.8	$4.3

The Company recorded $1.5 million and $5.8 million in restructuring for employee severance and other related personnel benefits in 2005 and 2004, respectively.

Other expenses:

	Year Ended December 31,		Change
	2005	2004
Interest expenses	$130.0	$130.8	$0.8

The decrease in interest expense of $0.8 million for 2005, as compared with 2004, is primarily due to a slightly lower weighted average interest rate during the first three quarters of 2005, offset in part by higher debt balances during the fourth quarter of 2005 attributable primarily to working capital build to help fund the Company’s brand initiatives, as well as higher weighted average interest rates during the fourth quarter of 2005.

	Year Ended December 31,		Change
	2005	2004
Loss on early extinguishment of debt	$9.0	$90.7	$81.7

The $9.0 million loss on early extinguishment of debt for 2005 includes the $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of the Original 9½% Senior Notes, the aggregate $1.5 million loss on the redemption of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount. The loss on early extinguishment of debt for 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of Products Corporation’s 12% Senior Secured Notes (including the applicable premium) and the repayment of Products Corporation’s credit agreement dated November 30, 2001, which was scheduled to mature on May 30, 2005 (as amended, the ‘‘2001 Credit Agreement’’). (See Note 9 to the Consolidated Financial Statements).

	Year Ended December 31,		Change
	2005	2004
Miscellaneous, net	$(0.5)	$2.0	$2.5

The decrease in miscellaneous, net for 2005, as compared with 2004, is primarily due to fees and expenses associated with the refinancing that Products Corporation launched in May 2004 but did not consummate.

Provision for income taxes:

	Year Ended December 31,		Change
	2005	2004
Provision for income taxes	$8.5	$9.3	$0.8

The decrease in the provision for income taxes in 2005, as compared with 2004, was primarily attributable to the favorable resolution of various tax matters resulting in a tax benefit of approximately $3.8 million in 2005, compared to that of approximately $2.9 million in 2004. The decrease in the provision for income taxes was partially offset by the tax on cash repatriation dividends from a foreign subsidiary.

    Year Ended December 31, 2004 compared with the year ended December 31, 2003

In the tables, numbers are in millions and amounts in parenthesis (    ) denote unfavorable variances.

Net sales:

Net sales in 2004 declined $2.1 million, or 0.2%, to $1,297.2 million, as compared with $1,299.3 million in 2003, driven by higher consolidated returns, allowances and discounts, due in part to higher returns provision for product discontinuances identified in 2004 and higher returns from promotions, partially offset by higher shipments and favorable foreign currency translation.

	Year Ended December 31,		Change
	2004	2003	$	%
United States and Canada	$855.7	$890.6	$(34.9)	(3.9)%
International	441.5	408.7	32.8	8.0	(1)
	$1,297.2	$1,299.3	$(2.1)	(0.2	)%(2)

(1)	Excluding the impact of foreign currency fluctuations, International net sales increased 1.0%.

(2)	Excluding the impact of foreign currency fluctuations, consolidated net sales decreased 2.7%.

United States and Canada.

Net sales in the U.S. and Canada decreased $34.9 million, or 4%, in 2004, as compared with 2003, due to higher total returns, allowances and discounts of approximately $51.0 million, partially offset by higher shipments of approximately $3.3 million, the favorable impact of foreign currency translation of $5.9 million and increased licensing revenue of $6.9 million, primarily from the prepayments of minimum royalties and renewal fees by licensees of $11.8 million in 2004 versus $5.3 million in 2003. The increase in returns, allowances and discounts in 2004 versus 2003 is due in part to higher returns provision for product discontinuances identified in 2004, higher returns from promotions, and the fact that the 2003 provision for returns benefited from a revision of previous estimates for returns associated with the Company's Stabilization and Growth Phase of its plan recorded in 2002.

In terms of U.S. marketplace performance, the U.S. color cosmetics category for 2004 declined by approximately 0.6% versus 2003. For 2004, the Revlon and Almay brands combined held U.S. mass-market share of 21.4%, compared with 22.2% for 2003. Market share performance of existing products under the Revlon and Almay brands increased from 2003 to 2004, offset in part by decreased share performance of new products under such brands. In women’s hair color and beauty tools, the Company gained market share in 2004, compared with 2003, increasing, respectively, from a 7.3% market share for 2003 to 8.0% for 2004 and a 22.2% market share for 2003 to 24.1% for 2004, while market share was down for anti-perspirants/deodorants, decreasing from 6.4% in 2003 to 6.2% in 2004.

International.

Net sales in the Company's international operations increased $32.8 million, or 8.0%, in 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, international net sales increased by 1.0% in 2004, as compared with 2003.

In Europe, which is comprised of Europe and the Middle East, net sales decreased by $3.7 million, or 3.0%, to $120.6 million for 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, net sales decreased by $15.1 million, or 12.2%, in 2004, as compared with 2003. The decline in net sales, excluding the impact of foreign currency fluctuations, was due to lower sales in the U.K., in part due to reduced customer inventory levels and higher allowances granted to customers (which the Company estimates contributed to an approximate 9.4% reduction in net sales in 2004 for the region, as compared with 2003) and lower sales to distributors in Russia and Germany (which the Company estimates contributed to an approximate 4.3% reduction in net sales in 2004 for the region, as compared with 2003), partially offset by increased sales in Israel (which the Company estimates contributed to an approximate 1.3% increase in net sales in 2004 for the region, as compared with 2003).

In September 2004, the Company exercised its contractual rights to terminate its 2002 supply agreement with COSi that became effective on January 31, 2006. The Company has transitioned such manufacturing primarily to its Oxford, North Carolina facility and distribution and warehousing to a local U.K.-based third party. During 2004, COSi earned approximately $1.9 million in performance-based payments. In December 2004, the Company and COSi entered into a transitional agreement covering the period through termination pursuant to which, among other things, COSi received $1.9 million in additional performance-based payments by maintaining specific production service level objectives. However, such payments were fully set off against payments due to the Company from COSi in connection with the cessation of such arrangement.

In Latin America, which is comprised of Mexico, Central America and South America, net sales increased by $2.5 million, or 2.8%, to $94.7 million for 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, net sales increased by $4.8 million, or 5.2%, in 2004, as compared with 2003. The increase in net sales, excluding the impact of foreign currency fluctuations, was primarily due to increased net sales in Brazil, Venezuela and certain distributor markets due to improved local economic and business conditions (which the Company estimates contributed to an approximate 11.5% increase in net sales for the region in 2004, as compared with 2003), partially offset by lower sales in Mexico (which the Company estimates contributed to an approximate 5.2% reduction in net sales in 2004 for the region, as compared with 2003).

In the Asia Pacific and Africa, net sales increased by $34.0 million, or 17.7%, to $226.2 million for 2004, as compared with 2003. Excluding the impact of foreign currency fluctuations, net sales increased $14.4 million, or 7.5%, for 2004, as compared with 2003. This increase was driven by higher sales in South Africa and Japan related to favorable economic conditions (which the Company estimates contributed to an approximate 6.0% increase in net sales in 2004 for the region, as compared with 2003).

Gross profit:

	Year Ended December 31,		Change
	2004	2003
Gross profit	$811.9	$798.2	$13.7

Excluding foreign exchange fluctuations, gross profit for 2004 decreased $6.3 million, as compared with 2003, reflecting higher total returns, allowances and discounts, partially offset by higher shipments of products, the aforementioned increase in licensing revenue and lower cost of goods sold. Gross profit as a percent of sales, excluding the impact of foreign currency fluctuations, increased to 62.6% in 2004 from 61.4% in 2003, primarily due to cost savings and the aforementioned higher licensing revenues, partially offset by higher total returns, allowances and discounts.

SG&A expenses:

	Year Ended December 31,		Change
	2004	2003
SG&A expenses	$717.6	$770.9	$53.3

SG&A expenses decreased $53.3 million, or 6.9%, to $717.6 million for 2004, as compared with 2003, due primarily to $36.7 million of lower marketing spending and the absence of fees and expenses related to the Stabilization and Growth Phase of the Company's plan in 2004 versus $26.1 million of plan-related expenses in 2003, partially offset by $14.9 million of unfavorable foreign currency fluctuations.

Restructuring costs:

	Year Ended December 31,		Change
	2004	2003
Restructuring costs and other, net	$5.8	$6.0	$0.2

The Company recorded $5.8 million and $6.0 million for employee severance and other personnel benefits in 2004 and 2003, respectively.

Other expenses:

	Year Ended December 31,		Change
	2004	2003
Interest expenses	$130.8	$174.5	$43.7

The decrease in interest expense of $43.7 million for 2004, as compared with 2003, is primarily due to lower consolidated debt during 2004, resulting from the Revlon Exchange Transactions, partially offset by higher borrowings under the 2004 Credit Agreement to repay the 2001 Credit Agreement, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium and accrued interest) and to pay related fees and expenses. (See Note 9 to the Consolidated Financial Statements).

	Year Ended December 31,		Change
	2004	2003
Loss on early extinguishment of debt	$90.7	$—	$(90.7)

The loss on early extinguishment of debt in 2004 represents the loss on the exchange of equity for certain indebtedness in the Revlon Exchange Transactions (such loss was equal to the difference between the fair value of the equity securities issued in the Revlon Exchange Transactions and the book value of the related indebtedness exchanged by third parties other than MacAndrews & Forbes or related parties) and fees, expenses and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes (including the applicable premium) and the repayment of the 2001 Credit Agreement. (See Note 9 to the Consolidated Financial Statements).

	Year Ended December 31,		Change
	2004	2003
Miscellaneous, net	$2.0	$0.5	$(1.5)

The increase in miscellaneous, net for 2004, as compared with 2003, is primarily due to fees and expenses associated with the refinancing that Products Corporation launched in May 2004, but did not consummate.

Provision for income taxes:

	Year Ended December 31,		Change
	2004	2003
Provision for income taxes	$9.3	$0.5	$(8.8)

The increase in the provision for income taxes in 2004, as compared with 2003, is due to higher taxable income in certain markets outside the U.S. in 2004. Additionally, 2004 and 2003 benefited by approximately $2.9 million and $7.0 million, respectively, from the favorable resolution of various tax audits.

Financial Condition, Liquidity and Capital Resources

Net cash used for operating activities was $139.7 million, $94.2 million and $166.4 million for 2005, 2004 and 2003, respectively. This increase in cash used in 2005 versus 2004 resulted primarily from increased purchases of permanent displays and an increase in inventory and accounts receivables, partially offset by an increase in accounts payable and accrued expenses, in each case due principally to the brand initiatives. The improvement in net cash used for operating activities for 2004 versus 2003 resulted primarily from higher operating income, lower purchases of permanent displays, lower accrued expenses and lower cash spending in connection with the Stabilization and Growth Phase of the Company's plan and lower interest payments. The Company received nil, $11.8 million and $5.3 million in 2005, 2004 and 2003, respectively, related to prepaid minimum royalties and renewal fees under licensing agreements.

Net cash used for investing activities was $15.8 million, $18.9 million and $23.3 million for 2005, 2004 and 2003, respectively. Net cash used for investing activities for 2005, 2004 and 2003 primarily consisted of capital expenditures, partially offset in 2003 by the proceeds from the sale of the Company's warehouse in Canada.

Net cash provided by financing activities was $67.6 million, $174.5 million and $151.1 million for 2005, 2004 and 2003, respectively. Net cash provided by financing activities for 2005 included proceeds of $386.2 million from the issuance of the 9½% Senior Notes, which was used to (i) prepay $100.0 million of indebtedness under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, along with the $5.0 million prepayment fee plus accrued interest, (ii) redeem $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus the payment of accrued interest, (iii) redeem $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest and the applicable premium, and (iv) pay financing costs related to such transactions, with the balance being used to help fund the Company’s brand initiatives. Net cash provided by financing activities for 2004 included cash drawn under each of the 2001 Credit Agreement, a $125 million term loan from MacAndrews & Forbes (the ‘‘2004 $125 million MacAndrews & Forbes Loan’’) and the Term Loan Facility under the 2004 Credit Agreement, partially offset by a) the repayment of borrowings under the 2001 Credit Agreement (in connection with the refinancing thereof), b) the repayment of borrowings under the 2004 $125 million MacAndrews & Forbes Loan, c) the payment of the redemption price, the applicable premium and interest in connection with the tender for and redemption of Products Corporation’s 12% Senior Secured Notes and d) the payment of financing costs in connection with certain amendments to the 2001 Credit Agreement during 2004, the Revlon Exchange Transactions, the 2004 Credit Agreement and the tender for and redemption of the 12% Senior Secured Notes. Net cash provided by financing activities for 2003 included cash drawn under the 2001 Credit Agreement and under a $65 million line of credit and a $100.0 million term loan from MacAndrews & Forbes and net proceeds from a $50.0 million rights offering conducted by Revlon, Inc. in 2003, partially offset by the repayment of borrowings under the 2001 Credit Agreement and payment of financing costs.

At February 1, 2006, Products Corporation had a liquidity position, of approximately $255 million, consisting of (i) cash, cash equivalents and marketable securities (net of any outstanding checks), (ii) approximately $144 million of available borrowings from the Multi-Currency Facility under the 2004 Credit Agreement and (iii) approximately $87 million of available borrowings under the 2004 Consolidated MacAndrews & Forbes Line of Credit. (See ‘‘Recent Developments’’).

2004 Credit Agreement

In July 2004, Products Corporation entered into a new credit agreement (the ‘‘2004 Credit Agreement’’) with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent.

The 2004 Credit Agreement originally provided up to $960.0 million and, before giving effect to the $100.0 million prepayment in March 2005, consisted of a term loan facility of $800.0 million (prior to being reduced to $700.0 million following the Company’s March 2005 prepayment of $100.0 million) (the ‘‘Term Loan Facility’’) and a $160.0 million multi-currency facility, the availability under which varies based upon the borrowing base that is determined based upon the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time (the ‘‘Multi-Currency Facility’’). Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders’ agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0 million, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 million and (iv) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers’ acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability. If the value of the eligible assets is not sufficient to support the $160.0 million borrowing base under the Multi-Currency Facility, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation’s ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies when the excess borrowing base is less than $30.0 million. In

March 2005 Products Corporation prepaid $100.0 million of indebtedness outstanding under the Term Loan Facility, together with accrued interest and the $5.0 million prepayment fee associated with such prepayment, using a portion of the proceeds from the issuance of the Original 2005 9½% Senior Notes.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if the 8 5/8% Senior Subordinated Notes are not redeemed, repurchased, defeased or repaid on or before such date such that not more than $25.0 million in aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes remain outstanding. In addition to customary events of default, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. fails to complete an approximately $110.0 million equity issuance and transfer the proceeds of such equity issuance to Products Corporation by March 31, 2006, which Products Corporation must promptly use to reduce its outstanding indebtedness. (See ‘‘Recent Developments’’).

Borrowings under the Multi-Currency Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.50%; or (B) the Eurodollar Rate plus 2.50%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.50%. The loans under the Term Loan Facility bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 5.00%; or (B) the Eurodollar Rate plus 6.00%. At December 31, 2005, the weighted average rate for borrowings under the Term Loan Facility was 10.1%.

The 2004 Credit Agreement requires Products Corporation to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, sales of assets, mergers and acquisitions, dividends and transactions with Products Corporation’s affiliates, each of which is subject to limited exceptions. Additionally, the 2004 Credit Agreement contains financial covenants limiting Products Corporation’s senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement. Additionally, under any circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 million for a period of 30 consecutive days or more, Products Corporation would be required to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. Products Corporation was in compliance with all applicable covenants under the 2004 Credit Agreement as of December 31, 2005.

At February 1, 2006, the Term Loan Facility was fully drawn and availability under the Multi-Currency Facility, based upon the calculated borrowing base less approximately $16 million of outstanding letters of credit, was approximately $144 million, as the Multi-Currency Facility was undrawn. (See ‘‘Recent Developments’’ regarding recent amendments to the financial covenants under the 2004 Credit Agreement).

2004 Consolidated MacAndrews & Forbes Line of Credit

In July 2004, Products Corporation and MacAndrews & Forbes Inc. entered into a line of credit, with an initial commitment of $152.0 million, which reduced to $87.0 million in July 2005 (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). (See ‘‘Recent Developments’’ regarding an extension of the term of such line of credit). As of February 1, 2006, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn.

Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under the 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans (as defined in the 2004 Credit Agreement) and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency

Facility to remain greater than $30.0 million, (iii) additional revolving loans are not available under the Multi-Currency Facility, (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement or (v) Products Corporation requests such loan to assist it in funding investments in the Company’s brand initiatives.

Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, which effective interest rate was 9.35% as of December 31, 2005, provided that at any time that the Eurodollar Base Rate under the 2004 Credit Agreement is equal to or greater than 3.0%, the applicable rate on loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect.

2005 Refinancing Transactions

In March 2005, Products Corporation issued $310.0 million aggregate principal amount of its Original 9½% Senior Notes. This issuance and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006.

The proceeds from the Original 9½% Senior Notes were used to prepay $100.0 million of indebtedness outstanding under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee, and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The remaining $197.9 million in proceeds was used to redeem all of the $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus accrued interest, and all of the $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest and applicable premium. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium. In June 2005, all of the Original 9½% Senior Notes which were issued by Products Corporation in March 2005 were exchanged for the March 2005 9½% Senior Notes, which have substantially identical terms to the Original 9½% Senior Notes, except that the March 2005 9½% Senior Notes are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes.

In August 2005, Products Corporation issued $80.0 million aggregate principal amount of the Additional 9½% Senior Notes, which priced at 95¼% of par. Products Corporation issued the Additional 9½% Senior Notes as additional notes pursuant to the same indenture, dated as of March 16, 2005, governing the March 2005 9½% Senior Notes (the ‘‘9½% Senior Notes Indenture’’). The Additional 9½% Senior Notes constitute a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the March 2005 9½% Senior Notes. In December 2005, all of the Additional 9½% Senior Notes issued by Products Corporation were exchanged for new August 9½% Senior Notes, which have substantially identical terms to the Additional 9½% Senior Notes, except that the August 2005 9½% Senior Notes are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Additional 9½% Senior Notes do not apply to the August 2005 9½% Senior Notes.

Pursuant to the terms of the 9½% Senior Notes Indenture, the 9½% Senior Notes are senior unsecured debt of Products Corporation with right to payment under the 9½% Senior Notes equal in right of payment with any present and future senior indebtedness of Products Corporation. The 9½% Senior Notes bear interest at an annual rate of 9½%, which is payable on April 1 and October 1 of each year, which commenced on October 1, 2005.

As mentioned in ‘‘Overview – Overview of Financing Activities’’, in August 2005, Revlon, Inc. announced its plan to issue $185.0 million of equity, with the proceeds from approximately $110 million of this issuance to be contributed to Products Corporation to reduce its debt and the balance of the proceeds to be available to Products Corporation for general corporate purposes. Additionally, in connection with Revlon, Inc.’s plan to issue $185.0 million of equity, MacAndrews & Forbes and Revlon, Inc. amended the 2004 Investment Agreement to increase MacAndrews & Forbes' commitment to purchase such equity as is necessary to ensure that Revlon, Inc. issues $185.0 million in equity. (See ‘‘Recent Developments’’).

2004 Refinancing Transactions

In February 2004, Revlon, Inc.'s Board of Directors approved agreements with Fidelity Management & Research Company (‘‘Fidelity’’) and MacAndrews & Forbes intended to dramatically strengthen the Company's balance sheet, as well as an Investment Agreement (the ‘‘2004 Investment Agreement’’) with MacAndrews & Forbes covering a series of transactions designed to reduce Products Corporation's levels of indebtedness.

In March 2004, Revlon, Inc. exchanged approximately $804 million of Products Corporation’s debt, $54.6 million of Revlon, Inc. preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Class A Common Stock (the ‘‘Revlon Exchange Transactions’’). As a result of the Revlon Exchange Transactions, Revlon, Inc. reduced Products Corporation's debt by approximately $804 million on March 25, 2004. In addition to the Revlon Exchange Transactions, pursuant to the 2004 Investment Agreement, Revlon, Inc. is committed to conduct further rights and equity offerings (such equity offerings, together with the Revlon Exchange Transactions, are referred to as the ‘‘Debt Reduction Transactions’’). Under the 2004 Credit Agreement, MacAndrews & Forbes agreed to take, or cause to be taken, all commercially reasonable actions to facilitate the Debt Reduction Transactions. (See ‘‘Recent Developments’’ and ‘‘— Overview — Overview of Financing Activities’’ for further discussion of such proposed equity issuances).

In another contemporaneous transaction to the Revlon Exchange Transactions, Revlon, Inc. and Fidelity entered into a stockholders agreement (the ‘‘Stockholders Agreement’’) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does (as of February 1, 2006, eight of Revlon, Inc.’s twelve directors are independent); (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.'s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Stockholders Agreement will terminate at such time as Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock.

Sources and Uses

The Company's principal sources of funds are expected to be operating revenues, cash on hand, net cash proceeds from the planned $75 million equity issuance described in ‘‘Recent Developments’’, and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit. (See ‘‘Recent Developments’’ regarding the extension of the term of the 2004 Consolidated MacAndrews & Forbes Line of Credit ). The 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes contain certain provisions that by their terms limit Products Corporation and its subsidiaries' ability to, among other things, incur additional debt.

The Company's principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company’s plan (including the Company’s brand initiatives referred to in ‘‘— Overview — Overview of Brand Initiatives’’), purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs referred to herein and under ‘‘Recent Developments’’, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions. Cash contributions to the Company's pension and post-retirement benefit plans were approximately $27 million in 2005 and the Company expects them to be approximately

$33 million in 2006. In 2005, the Company’s purchases of wall displays were approximately $70 million and capital expenditures were approximately $26 million.

The Company continues to make certain investments in connection with its brand initiatives, most notably in the area of permanent displays and inventory. In terms of the cash flow impact of these brand initiatives, the Company expects that its investment in permanent displays, including displays for its existing businesses and these brand initiatives, will be in the range of $85 million to $95 million for 2006, returning to more normalized levels thereafter. The Company’s working capital increased significantly during the second half of 2005, due principally to the brand initiatives, and is expected to return to more normalized levels in relation to sales during the second half of 2006. The Company estimates that capital expenditures for 2006 will be approximately $35 million.

The Company has undertaken a number of programs to efficiently manage its cash and working capital including, among other things, programs to carefully manage inventory levels, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and careful management of accounts payable.

In 2002, the Company estimated that charges related to the implementation of the Stabilization and Growth Phase of its plan would not exceed $160 million. The Company recorded charges of approximately $104 million in 2002, $31 million in 2003 and nil after 2003 related to the implementation of the Stabilization and Growth Phase of its plan. Cash payments related to the foregoing charges were approximately nil, $20 million and $80 million during 2005, 2004 and 2003, respectively.

Continuing to implement and refine the Company’s plan could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new brands or products and/or further refining the Company’s approach to retail merchandising. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand, net cash proceeds from the planned $75 million equity issuance described in ‘‘Recent Developments’’ and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2006, including cash requirements in connection with the Company’s operations, the continued implementation of, and refinement to, the Company’s plan (including the Company’s brand initiatives referred to in ‘‘— Overview — Overview of Brand Initiatives’’), cash requirements in connection with the Company’s restructuring programs referred to above, the Company’s debt service requirements and regularly scheduled pension and post-retirement plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, increased competition from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management or the Company’s advertising and marketing plans or brand initiatives are not as successful as anticipated, or if the Company’s expenses associated with the continued implementation of, and refinement to, the Company’s plan exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Although the U.S. mass-market for color cosmetics advanced 3.2% for the year ended December 31, 2005, as compared with 2004, the U.S. mass-market color cosmetics category declined by approximately 0.6% in 2004 from 2003 and declined by approximately 1.1% in 2003 from 2002. In the event of a decrease in demand for the Company's products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management and/or increased returns or expenses associated with the continued implementation of, and refinement to, the Company's plan exceeding its expectations, any such development, if significant, could reduce Products Corporation's revenues and could adversely affect Products Corporation's ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending.

(See Item 1A, ‘‘Risk Factors — The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue growth and expenses. If such levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2004 Credit Agreement, which could have a material adverse effect on the Company’s business’’; ‘‘— The Company may be unable to increase its sales through the Company’s primary distribution channels’’; and ‘‘— Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply’’).

As noted in ‘‘— 2005 Refinancing Transactions’’, in April 2005, using the proceeds from the issuance of the Original 9½% Senior Notes in March 2005, Products Corporation prepaid $100.0 million of principal amount outstanding under the Term Loan Facility of the 2004 Credit Agreement and redeemed all of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes in April 2005. Products Corporation likewise plans to refinance its 8 5/8% Senior Subordinated Notes, with an aggregate principal amount outstanding of $327.0 million, prior to their maturity in 2008. Under the 2004 Credit Agreement, Products Corporation must refinance its 8 5/8% Senior Subordinated Notes by October 30, 2007 (such that not more than $25.0 million aggregate principal amount of such notes remains outstanding). In addition, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. failed to issue approximately $110.0 million of equity and transfer the proceeds of such equity issuance to Products Corporation by March 31, 2006 to promptly reduce its outstanding indebtedness. (See ‘‘Recent Developments’’ and ‘‘— Overview — Overview of Financing Activities’’ regarding the Company’s planned equity issuances). As of February 1, 2006, the Company had $700.0 million of outstanding indebtedness under the Term Loan Facility of the 2004 Credit Agreement and availability of approximately $144 million under the Multi-Currency Facility, based upon the calculated borrowing base less approximately $16 million of outstanding letters of credit, while the 2004 Consolidated MacAndrews & Forbes Line of Credit, with availability of $87 million, was undrawn. In addition, in August 2005, Products Corporation issued $80.0 million aggregate principal amount of the Additional 9½% Senior Notes. (See ‘‘2005 Refinancing Transactions’’).

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by the Board of Directors of Revlon, Inc. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as SEC filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’).

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Holdings consolidated group (the ‘‘MacAndrews & Forbes Group’’) for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement (as hereinafter defined) will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. In June 1992, Revlon Holdings (as hereinafter defined), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the ‘‘MacAndrews & Forbes Tax Sharing Agreement’’), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its 2004 Credit Agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement prohibits Products Corporation from making such tax sharing payments under the MacAndrews & Forbes Tax Sharing Agreement other than in respect of state, local and federal taxes. The MacAndrews & Forbes Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note by MacAndrews & Forbes Holdings, with interest at 12% and with interest and principal payable in December 2005, which was paid in full. As a result of tax net operating losses, there were no federal tax payments or payments in lieu of taxes by Revlon, Inc. or Products Corporation pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the ‘‘Revlon Tax Sharing Agreement’’) pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, there were no federal tax payments or payments in lieu of taxes from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004. The Company expects that there will be federal alternative minimum tax payments of $0.1 million from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2005.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. There were foreign currency forward exchange contracts with a notional amount of $31.9 million outstanding at December 31, 2005. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2005 was $(0.2) million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2005:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term Debt, including Current Portion	$1,417.0	$—	$327.0	$700.0	$390.0
Interest on Long-term Debt (a)	571.6	136.0	246.1	180.2	9.3
Capital Lease Obligations	5.2	2.2	2.7	0.3	—
Operating Leases	131.2	15.7	31.9	29.4	54.2
Purchase Obligations (b)	46.1	46.1	—	—	—
Other Long-term Obligations (c)	32.7	16.8	15.4	0.5	—
Total Contractual Cash Obligations	$2,203.8	$216.8	$623.1	$910.4	$453.5

(a)	Consists of interest primarily on the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes and the $700 million Term Loan Facility under the 2004 Credit Agreement through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2004 Credit Agreement and assumed interest rates.

(b)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(c)	Consists primarily of obligations related to advertising, insurance, employment contracts and other personnel service contracts. Such amounts exclude severance and other contractual commitments related to restructuring, which are discussed under ‘‘Restructuring Costs’’.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as of January 1, 2006 and does not expect that its adoption will have a material impact on its results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ an amendment to FASB Statements Nos. 123 and 95 (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be effective beginning January 1, 2006. The Company will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of its employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for stock option awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will result in approximately $10 million in additional expenses for fiscal year 2006. This estimate is based on the number of unvested options outstanding as of January 1, 2006 and the estimated number of options to be granted in 2006. This estimate could change based on a number of factors, including differences in the estimate of the number of options granted before 2006 which are forfeited during 2006 and the number of options actually granted in 2006 and the fair value of these options at their grant date.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs — An Amendment of ARB No. 43, Chapter 4.’’ SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, ‘‘Inventory Pricing,’’ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). Among other provisions, the new rule requires that the aforementioned items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. During the third quarter of 2005, the Company early adopted the provisions of SFAS No. 151, which adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

Inflation

In general, the Company's costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S. and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Brazil, Venezuela and Mexico, which have in the past experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

Subsequent Events

See ‘‘Part I, Item 1 — Recent Developments.’’

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the Term Loan Facility and Multi-Currency Facility of the 2004 Credit Agreement. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. There were no such derivative financial instruments outstanding at December 31, 2005. The table below provides information about the Company's indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2005. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

Exchange Rate Sensitivity

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company from time to time hedges major foreign currency cash exposures generally through foreign exchange forward and option contracts. Products Corporation enters into these contracts with major financial institutions to minimize counterparty risk. These contracts generally have a duration of less than twelve months and are primarily against the U.S. dollar. In addition, Products Corporation enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for trading purposes.

Expected maturity date for the year ended December 31,
(dollars in millions, except for rate information)

Debt	2006	2007	2008		2009	2010	Thereafter	Total	Fair Value December 31, 2005
Short-term variable rate (various currencies)	$9.0	$—	$—		$—	$—	$—	$9.0	$9.0
Average interest rate (a)	14.2%	—	—		—	—	—	—	—
Long-term fixed rate — third party ($US)	—	—	327.0	*	—	—	390.0	717.0	673.4
Average interest rate	—	—	8.6%		—	—	9.5%	—	—
Long-term variable rate — third party ($US)	—	—	—		—	700.0	—	700.0	700.0
Average interest rate (a)	—	—	—		—	11.3%	—	—	—
Total debt	$9.0	$—	$327.0		$—	$700.0	$390.0	$1,426.0	$1,382.4

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2005	Fair Value December 31, 2005
Buy Euros/Sell USD	1.2484	$0.4	$0.4	$—
Buy Mexican Pesos/Sell USD	0.0927	0.3	0.3	—
Sell British Pounds/Buy USD	1.7835	4.9	5.0	0.1
Sell Australian Dollars/Buy USD	0.7470	7.2	7.4	0.2
Sell Canadian Dollars/Buy USD	0.8374	9.1	8.8	(0.3)
Sell South African Rand/Buy USD	0.1484	3.8	3.6	(0.2)
Sell Japanese Yen/Buy USD	0.0085	1.0	1.0	—
Sell Hong Kong Dollars/Buy USD	0.1290	0.3	0.3	—
Buy Australian Dollars/Sell New Zealand Dollars	1.0959	4.0	4.0	—
Buy New Zealand Dollars/Sell USD	0.7050	0.9	0.9	—
Total forward contracts		$31.9	$31.7	$(0.2)

(a)	Weighted average variable rates are based upon implied forward rates from the yield curves at December 31, 2005.

*	While the 8 5/8% Senior Subordinated Notes are due in March 2008, under the 2004 Credit Agreement, Products Corporation must refinance these notes by October 30, 2007, such that not more than $25.0 million of such notes remain outstanding.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto contained herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures were effective.

(b)    Management’s Annual Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Revlon, Inc.'s management determined that as of December 31, 2005, the Company's internal control over financial reporting was effective.

KPMG LLP, the Company's independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2005, has issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-3.

(c)    Changes in Internal Control Over Financial Reporting.     There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

As previously announced by the Company on January 18, 2006, Thomas E. McGuire, the Company's Executive Vice President and Chief Financial Officer, and David L. Kennedy, the Company's Executive Vice President and President of the Company's international operations, will rotate their positions and responsibilities, effective in early March 2006, after the Company files this Annual Report on Form 10-K for the year ended December 31, 2005. In connection with these changes, effective March 2, 2006, Products Corporation entered into amendments to the employment agreements of each of Messrs. McGuire and Kennedy to reflect their new responsibilities and to provide for a term that would expire effective two years after written notice of non-extension of the agreement. A copy of such employment agreement amendments are attached to this Form 10-K as Exhibits 10.7 and 10.9 and the terms of such amendments are incorporated herein by reference.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2005, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, destinations, visions, objectives, strategies, opportunities, drivers and intents of the Company’s management. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance, including the Company's belief that it has strengthened its organizational capabilities (and its expectation to continue to do so) and that it has strengthened its relationships with its key retailers in the U.S.;

(ii)	the effect on sales of weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, category weakness, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels;

(iii)	the Company's belief that the continued implementation and refinement to its plan could include taking advantage of additional opportunities to reposition, repackage and/or reformulate one or more of its brands or product lines and/or launching new brands or product lines and/or further refining its approach to retail merchandising, including, without limitation, the Company’s plans to re-enter the U.S. prestige fragrance market in 2006, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	the Company's plans regarding the Accelerated Growth Phase of its plan, including the Company's plans to capitalize on the actions taken during the previous phases of its plan, and the Company's expectation that such actions would help it achieve the objective of balancing top-line growth with an improved operating profit margin (including a targeted operating profit margin of approximately 12% by the end of 2008);

(v)	the Company's plans to further improve its new product development and introduction process;

(vi)	the Company's plans to continue to increase the effectiveness of its display walls across categories and brands;

(vii)	the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by continuing to rationalize components and by sourcing strategically;

(viii)	the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	the Company's plans to continue training and development of its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	the Company's current expectation and beliefs regarding its two brand initiatives;

(xi)	the Company's belief that the Almay initiative will build on its healthy beauty heritage and desire among consumers for simplicity and personalization;

(xii)	the Company's belief that its Vital Radiance initiative, focused on the more mature cosmetics consumer, will serve an affluent and growing consumer demographic currently underserved in the marketplace;

(xiii)	the Company's expectation that the first quarter of 2006 will benefit from incremental initial shipments associated with the launch of these two brand initiatives;

(xiv)	the Company's expectation that the cash flow impact of the brand initiatives from its investment in permanent displays, including displays for its existing businesses and the brand initiatives, will be in the range of $85 million to $95 million during 2006, returning to more normalized levels thereafter;

(xv)	the Company's expectation that due to the brand initiatives, working capital will return to more normalized levels in relation to sales during the second half of 2006;

(xvi)	the Company’s plans to continue to strengthen its balance sheet and capital structure, including Revlon, Inc.’s plans to conduct a $110 million rights offering and contribute the proceeds from such equity issuance to Products Corporation by March 31, 2006 to promptly reduce its debt by redeeming approximately $110 million of its 8 5/8% Senior Subordinated Notes (as well as the possible accounting impact of such transaction on the Company’s basic and diluted loss per common share), as well as its plans to refinance the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity and Revlon, Inc.’s plans to conduct an additional equity issuance of $75 million by June 30, 2006;

(xvii)	restructuring activities, restructuring costs, the timing of restructuring payments and annual savings and other benefits from such activities (including as described in ‘‘Recent Developments’’);

(xviii)	operating revenues, cash on hand, net cash proceeds of the planned $75 million equity issuance, and availability of borrowings under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit being sufficient to satisfy the Company's operating expenses in 2006, including cash requirements referred to in item (xx) below;

(xix)	the availability of funds from Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit, restructuring indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties and/or the sale of additional equity securities of Revlon, Inc. or additional debt securities of Products Corporation and the net cash proceeds of the planned $75 million equity issuance described in ‘‘Recent Developments’’;

(xx)	the Company's uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued implementation of, and refinement to, the Company's plan (including in connection with its brand initiatives), payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, restructuring programs (including as described in ‘‘Recent Developments’’), debt service payments and costs and regularly scheduled pension and post-retirement plan contributions, and its estimates of operating expenses, working capital expenses, wall display costs, capital expenditures, cash contributions to the Company's pension plans and post-retirement benefit plans, debt service payments (including payments required under Products Corporation's debt instruments) and charges in connection with the Company's growth plan;

(xxi)	matters concerning the Company's market-risk sensitive instruments;

(xxii)	the effects of the Company's adoption of certain accounting principles; and

(xxiii)	the Company's plan to efficiently manage its cash and working capital, including, among other things, by carefully managing inventory levels, centralizing purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables and carefully managing accounts payable.

Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language such as ‘‘estimates,’’ ‘‘objectives,’’ ‘‘visions,’’ ‘‘projects,’’ ‘‘forecasts,’’ ‘‘plans,’’ ‘‘targets,’’ ‘‘strategies,’’ ‘‘opportunities,’’ ‘‘drivers, ‘‘ ‘‘believes,’’ ‘‘intends,’’ ‘‘destinations,’’ ‘‘outlooks,’’ ‘‘initiatives,’’ ‘‘expects,’’ ‘‘scheduled to,’’ ‘‘anticipates, ‘‘ ‘‘seeks,’’ ‘‘may,’’ ‘‘will,’’ or ‘‘should’’ or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy, targets, models or intentions. Forward-looking statements speak only as of the date they are made, and except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any additional disclosures the Company made in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2005 and 2006 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's website at www.revloninc.com). The information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. Additionally, the business and financial materials and any other statement or disclosure on, or made available through, the Company's websites shall not be considered a ‘‘free writing prospectus’’ under the SEC's Rule 405 of the Securities Act of 1933, as amended, unless specifically identified as such. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the category, changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, changes in consumer purchasing habits, including with respect to shopping channels, lower than expected retail customer acceptance or consumer acceptance of the Company’s brand initiatives, decreased sales of the Company’s existing products as a result of the Company’s brand initiatives and changes in the competitive environment, actions by the Company’s customers, such as retailer inventory management, and actions by the Company's competitors, including business combinations, technological breakthroughs, new products offerings, promotional spending and marketing and promotional successes, including increases in market share;

(ii)	the effects of and changes in economic conditions (such as inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets); political conditions (such as military actions and terrorist activities); as well as the effects of and changes in category weakness, in competitive activities, in retailer inventory management and in consumer purchasing habits, including with respect to shopping channels;

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued implementation of, and refinement to, the Company's plan or lower than expected revenues or inability to achieve profitability over the long term as a result of such plan, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging and/or reformulating of one or more of the Company's brands or product lines and/or launching of new brands or product lines and/or further refining its approach to retail merchandising, including, without limitation, difficulties, delays or increased costs in connection with the Company’s plans to re-enter the prestige fragrance market in 2006;

(iv)	difficulties, delays or unanticipated costs in implementing the Company's plans regarding the Accelerated Growth Phase of its plan, including difficulties, delays or unanticipated costs in taking actions to capitalize on the actions taken during the previous phases of its plan, which could affect the Company's ability to achieve its objective of balancing top-line growth with an improved operating profit margin;

(v)	difficulties, delays or unanticipated costs in connection with the Company's plans to further improve its new product development and introduction process, which could affect the Company's ability to effectively launch new and restaged products and/or reposition, repackage and/or reformulate one or more of the Company's brands or product lines and generate revenues from such sources;

(vi)	difficulties, delays or unanticipated costs in implementing the Company's plans to continue to increase the effectiveness of its display walls;

(vii)	difficulties, delays or unanticipated costs in implementing the Company's plans to drive efficiencies across its overall supply chain, including reducing manufacturing costs by rationalizing components and by sourcing strategically;

(viii)	difficulties, delays or unanticipated costs in implementing the Company's plans to optimize the effectiveness of its advertising, marketing and promotions;

(ix)	difficulties, delays or unanticipated costs in the Company continuing to train and develop its organization so that it may continue to improve its capabilities to execute the Company's strategies, while providing enhanced job satisfaction for its employees;

(x)	difficulties, delays or unanticipated circumstances or costs associated with the Company’s brand initiatives, including the Company's inability to timely implement its brand initiatives, higher than expected returns in connection with the brand initiatives, weaker than expected retail customer acceptance and/or consumer demand for the products launched pursuant to the brand initiatives, the possibility that the Company's product pricing strategies for the brand initiatives will not be accepted by the Company's retail customers and/or consumers or that the Company may experience decreased sales of its existing products as a result of the products launched and sold under these initiatives and the possibility that the Company's current expectations and beliefs regarding the brand initiatives may turn out to be incorrect, or as applicable, overestimates or underestimates;

(xi)	the Almay initiative does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

(xii)	the Vital Radiance brand initiative targeted to the more mature consumer does not achieve its anticipated marketing effects and less than anticipated consumer or retail customer acceptance thereof;

(xiii)	the Company's inability to achieve the anticipated benefits from these brand initiatives in the first quarter of 2006, such as due to less than expected shipments during the first quarter of 2006 as a result of less than anticipated acceptance of these initiatives from the Company's retail customers and/or consumers or other difficulties, delays or unexpected costs related thereto;

(xiv)	higher than anticipated costs for permanent displays or unforeseen circumstances affecting the timing or levels thereof;

(xv)	higher than anticipated working capital or unforeseen circumstances affecting the timing or levels thereof;

(xvi)	difficulties, delays or unanticipated costs in, or the Company's inability to consummate, transactions to strengthen its balance sheet and capital structure, including difficulties, delays or increased costs associated with, or Revlon, Inc.'s inability to consummate, in whole or in part, the $110 million rights offering by March 31, 2006 (or unanticipated changes in the accounting treatment of such transaction on the Company’s basic and diluted loss per common share), to use the proceeds from such rights offering to promptly reduce Products Corporation’s debt, including to redeem approximately $110 million of its 8 5/8% Senior Subordinated Notes, or other difficulties, delays or unexpected costs related thereto, or difficulties, delays or increased costs associated with, or the inability to consummate, in whole or in part, the refinancing of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes by October 30, 2007 prior to their maturity, or difficulties, delays or increased costs associated with conducting, or Revlon, Inc.’s inability to consummate, in whole or in part, the additional planned $75 million equity issuance by June 30, 2006;

(xvii)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company's restructuring activities (including as described in ‘‘Recent Developments’’);

(xviii)	lower than expected operating revenues, the inability to secure capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

(xix)	the unavailability of funds under Products Corporation's 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit or other permitted lines of credit, restructuring indebtedness, selling assets or operations, the sale of additional equity or debt securities or from Revlon, Inc.’s planned $75 million equity issuance described in ‘‘Recent Developments’’;

(xx)	higher than expected operating expenses (including in connection with the brand initiatives), sales returns, working capital expenses, wall display costs, capital expenditures, restructuring costs, regularly scheduled cash pension plan contributions, post-retirement benefit plan contributions or debt service payments;

(xxi)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments;

(xxii)	unanticipated effects of the Company's adoption of certain new accounting standards; and

(xxiii)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III

(Dollars in Part III are actual dollars, not millions)

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the Directors of Revlon, Inc. as of December 31, 2005, except for Mses. Lee and Seifert, who became Directors of Revlon, Inc. effective January 1, 2006. Each Director holds office until his or her successor is duly elected and qualified or until his or her resignation or removal, if earlier.

Name	Position
Ronald O. Perelman	Chairman of the Board and Director
Jack L. Stahl	President, Chief Executive Officer and Director
Alan S. Bernikow	Director
Paul J. Bohan	Director
Donald G. Drapkin	Director
Professor Meyer Feldberg	Director
Howard Gittis	Director
Edward J. Landau	Director
Debra L. Lee	Director
Linda Gosden Robinson	Director
Kathi P. Seifert	Director
Kenneth L. Wolfe	Director

The name, age (as of December 31, 2005), principal occupation for the last five years, selected biographical information and period of service as a Director of Revlon, Inc. for each of the Directors are set forth below:

Mr. Perelman (62) has been Chairman of the Board of Directors of Revlon, Inc. and of Products Corporation since June 1998 and a Director of Revlon, Inc. and of Products Corporation since their respective formations in 1992. Mr. Perelman has been Chairman of the Board of Managers, Manager and Chief Executive Officer of REV Holdings, which files reports pursuant to the Exchange Act, since December 2002. He was Chief Executive Officer of REV Holdings Inc. (the predecessor of REV Holdings) from 1997 through December 2002 and Chairman of its Board of Directors from 1993 through December 2002. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes Holdings and various of its affiliates since 1980. Mr. Perelman served as Chairman of the Board of Directors of Panavision Inc. (‘‘Panavision’’) until September 2003 and thereafter began service as Co-Chairman. Mr. Perelman is also a Director (or member of the Board of Managers, as applicable) of the following companies which are required to file reports pursuant to the Exchange Act: Allied Security Holdings LLC (‘‘Allied Security’’), M&F Worldwide Corp. (‘‘M&F Worldwide’’), Panavision and Scientific Games Corporation (‘‘Scientific Games’’).

Mr. Stahl (52) has been President and Chief Executive Officer of Revlon, Inc. and of Products Corporation since February 2002 and a Director of Revlon, Inc. and of Products Corporation since March 2002. Mr. Stahl served as President and Chief Operating Officer of The Coca-Cola Company (‘‘Coca-Cola’’) from February 2000 to March 2001. Prior to that, Mr. Stahl held various senior executive positions at Coca-Cola, where he began his career in 1979. Mr. Stahl is also a Director of the Cosmetic, Toiletry, and Fragrance Association, Vice Chairman of the Board of the United Negro College Fund and is a member of the Board of Governors of the Boys & Girls Clubs of America.

Mr. Bernikow (65) has been a Director of Revlon, Inc. and of Products Corporation since September 2003. From 1998 until his retirement in May 2003, Mr. Bernikow served as the Deputy Chief Executive Officer of Deloitte & Touche LLP (‘‘D&T’’). Prior to that, Mr. Bernikow held various senior executive positions at D&T and various of its predecessor companies, which he joined in 1966. Mr. Bernikow also serves as a Director and as a member of the Audit Committee of Casual Male Retail

Group, Inc. and as a Director and Chairman of the Audit Committee of Mack-Cali Realty Corporation, each of which are required to file reports pursuant to the Exchange Act. Mr. Bernikow is also a director or trustee and serves as Chairman of the audit committees of certain funds for which UBS Global Asset Management (US) Inc., a wholly-owned subsidiary of UBS AG, or one of its affiliates (‘‘UBS’’) serves as investment advisor, sub-advisor or manager.

Mr. Bohan (60) has been a Director of Revlon, Inc. since March 2004. Prior to his retirement in February 2001, Mr. Bohan was a Managing Director of the high-yield bond sales group of Salomon Smith Barney, a unit of Citigroup Inc., a global financial services holding company, having joined Salomon Smith Barney in 1980. Mr. Bohan is a director of Haynes International, Inc., which files reports pursuant to the Exchange Act. Mr. Bohan also serves as a member of the Board of Directors of Arena Brands, Inc., which is a privately-held company, and of the Board of Directors of The New York Police & Fire Widows' & Children's Benefit Fund. In addition, Mr. Bohan serves on the audit committee of The New York Police & Fire Widows' & Children's Benefit Fund.

Mr. Drapkin (57) has been a Director of Revlon, Inc. and of Products Corporation since their respective formations in 1992. He has been Vice Chairman of the Board of MacAndrews & Forbes Holdings and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin is also a Director (or member of the Board of Managers, as applicable) of the following companies which are required to file reports pursuant to the Exchange Act: Allied Security, Anthracite Capital, Inc., Nephros Inc., Playboy Enterprises, Inc. and SIGA Technologies, Inc.

Professor Feldberg (63) has been a Director of Revlon, Inc. since February 1997. Professor Feldberg has been a Senior Advisor with Morgan Stanley since March 2005 and has been the Dean Emeritus and Sanford Bernstein Professor of Leadership and Ethics at Columbia Business School, New York City, since July 1, 2004. He was the Dean of Columbia Business School from July 1989 to June 2004. Professor Feldberg is also a Director of the following companies which are required to file reports pursuant to the Exchange Act: Federated Department Stores, Inc., PRIMEDIA Inc. and Sappi Limited. In addition, Professor Feldberg is also a director or trustee of certain funds for which UBS serves as investment advisor, sub-advisor or manager, and a director of certain funds for which UBS Financial Services Inc. or one of its affiliates serves as investment advisor, administrator or manager. In addition to being a member of the Company's Audit Committee, Professor Feldberg is also an audit committee member of PRIMEDIA Inc.

Mr. Gittis (71) has been a Director of Revlon, Inc. since its formation in 1992. Mr. Gittis was a Director of, and served as the Vice Chairman of, Products Corporation from June 2002 through March 2004. Mr. Gittis was Vice Chairman of the Board of Managers and Manager of REV Holdings, which files reports pursuant to the Exchange Act, from December 2002 until March 2004. He was a Director of REV Holdings Inc. (the predecessor of REV Holdings) from its formation in 1993 through December 2002 and Vice Chairman of its Board of Directors from March 1997 through December 2002. He has been Vice Chairman of the Board of MacAndrews & Forbes Holdings and various of its affiliates since 1985. Mr. Gittis is Chairman of the Board, President and Chief Executive Officer of M&F Worldwide. Mr. Gittis is also a Director of the following companies which are required to file reports pursuant to the Exchange Act: Jones Apparel Group, Inc., Panavision and Scientific Games.

Mr. Landau (75) has been a Director of Revlon, Inc. since June 1996 and of Products Corporation since June 1992. From February 1998 until his retirement in February 2003, Mr. Landau was Of Counsel at the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, and was a Senior Partner of Lowenthal, Landau, Fischer & Bring, P.C., a predecessor to such firm, for more than five years prior to February 1998.

Ms. Lee (51) has been a Director of Revlon, Inc. since January 2006. Ms. Lee is Chairman and Chief Executive Officer of BET Holdings, Inc. (‘‘BET’’), a global media and entertainment company that owns and operates Black Entertainment Television. Ms. Lee's career at BET began in 1986 as Vice President and General Counsel. In 1992, she was named Executive Vice President of Legal Affairs and Publisher of BET's magazine division, while continuing to serve as BET's General Counsel. In 1995, Ms. Lee assumed responsibility for BET's strategic business development and was named President and Chief Operating Officer in 1996. Prior to joining BET, Ms. Lee was an attorney with the Washington,

D.C.-based law firm of Steptoe & Johnson. Ms. Lee serves on the Board of Directors of the following companies which are required to file reports under the Exchange Act: Eastman Kodak Company, Marriott International, Inc. and WGL Holdings, Inc.

Ms. Robinson (52) has been a Director of Revlon, Inc. since June 1996. Ms. Robinson has been Chairman of Robinson, Lerer & Montgomery, LLC, a New York City strategic communications consulting firm (‘‘RLM’’), since May 1996. Ms. Robinson was Chief Executive Officer of RLM from May 1996 until January 2002. In March 2000, RLM was acquired by Young & Rubicam Inc. (‘‘Y&R’’), and in October 2000, Y&R was acquired by the WPP Group plc (‘‘WPP’’). Ms. Robinson served as Vice Chairman of Y&R from March 2000 until December 31, 2004. For more than five years prior to May 1996, Ms. Robinson was Chairman of the Board and Chief Executive Officer of Robinson Lerer Sawyer Miller Group or its predecessors. Ms. Robinson also serves as a Director of BlackRock, Inc., which is required to file reports pursuant to the Exchange Act.

Ms. Seifert (56) has been a Director of Revlon, Inc. since January 2006. Ms. Seifert has been Chairman of Pinnacle Perspectives, LLC, a business consulting company, since July 2004. Ms. Seifert served as Corporate Executive Vice President – Personal Care of Kimberly-Clark Corporation (‘‘Kimberly-Clark’’) from 1999 until her retirement in June 2004. Ms. Seifert joined Kimberly-Clark, a global health and hygiene company, in 1978 and, prior to her retirement, served in several marketing and management positions in connection with Kimberly-Clark's domestic and international consumer products businesses. Prior to joining Kimberly-Clark, Ms. Seifert held management positions at The Procter & Gamble Company, Beatrice Foods, Inc. and Fort Howard Paper Company. She also serves on the Boards of Directors of the following companies which are required to file reports pursuant to the Exchange Act: Albertson's, Inc., Eli Lilly & Company, Appleton Papers Inc. and Paperweight Development Corp.

Mr. Wolfe (66) has been a Director of Revlon, Inc. since March 2004. Mr. Wolfe served as Chairman and Chief Executive Officer of Hershey Foods Corporation (‘‘Hershey’’) from 1994 until his retirement in December 2001. Mr. Wolfe joined Hershey in 1967 and held various executive positions, including President and Chief Operating Officer, before being appointed its Chairman and Chief Executive Officer. Mr. Wolfe is also a Director and Chairman of the audit committees of the following companies which are required to file reports pursuant to the Exchange Act: Adelphia Communications Corporation and Bausch & Lomb Incorporated. Since 2005, Mr. Wolfe has served as a member of the Board of Trustees of various mutual funds managed by Fidelity Management & Research Company.

Executive Officers

The following table sets forth each of the executive officers of Revlon, Inc. as of December 31, 2005, except for Mr. Kennedy who became an executive officer effective in early March 2006:

Name	Position
Jack L. Stahl	President and Chief Executive Officer
Thomas E. McGuire	Executive Vice President and Chief Financial Officer
David L. Kennedy	Executive Vice President
Robert K. Kretzman	Executive Vice President, General Counsel and Secretary

The following sets forth the ages, positions held with Revlon, Inc. and selected biographical information for the executive officers of Revlon, Inc., in each case as of December 31, 2005, except for Mr. Stahl, whose biographical information is included above with the other Directors of Revlon, Inc.:

Mr. McGuire (51) served as Executive Vice President and Chief Financial Officer of Revlon, Inc. and of Products Corporation from August 2003 through early March 2006. In early March 2006, Mr. McGuire rotated positions with Mr. Kennedy and became Executive Vice President and President of Revlon, Inc.'s and Products Corporation's international operations. Mr. McGuire was the Founder and Chief Executive Officer of Human Capital Formation, LLC from August 2001 until August 2003. Mr. McGuire was the Chief Operating Officer of Zyman Marketing Group from July 2000 until May 2001. From March 1982 until June 2000, Mr. McGuire held various professional staff and senior financial executive positions at Coca-Cola, including positions in its international businesses.

Mr. Kennedy (59) served as Executive Vice President and President of Revlon, Inc.'s and Products Corporation's international operations from June 2002 until early March 2006. In early March 2006, Mr. Kennedy rotated positions with Mr. McGuire and became Executive Vice President and Chief Financial Officer of Revlon, Inc. and of Products Corporation. From November 2001 until January 2002, Mr. Kennedy served as a financial consultant. From 1998 until 2001, Mr. Kennedy was Managing Director of Coca-Cola Amatil Limited, a publicly-traded company headquartered in Sydney, Australia and listed on the Sydney Stock Exchange. Prior to 1998, Mr. Kennedy held several senior management and senior financial positions with Coca-Cola and its divisions and affiliated companies, which he joined in 1980, including various senior financial positions responsible for financial reporting, internal audit, budgeting and forecasting, as well as serving as General Manager of the Coca-Cola USA Fountain Division from 1992 to 1997.

Mr. Kretzman (54) has been Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Revlon, Inc. and of Products Corporation since December 2003. Mr. Kretzman served as Senior Vice President, General Counsel and Secretary of Revlon, Inc. and of Products Corporation from January 2000 until December 2003. Prior to becoming General Counsel, Mr. Kretzman served as Senior Vice President, Deputy General Counsel and Secretary from March 1998 to January 2000, as Vice President, Deputy General Counsel and Secretary from January 1997 to March 1998, and as Vice President and Secretary from September 1992 to January 1997. Mr. Kretzman joined the Company in 1988 as Senior Counsel responsible for mergers and acquisitions. Mr. Kretzman has also served as the Company's Chief Compliance Officer since January 2000.

Compensation of Directors

Directors who currently are not receiving compensation as officers or employees of Revlon, Inc. or any of its affiliates (‘‘Non-Employee Directors’’) are paid an annual retainer fee of $35,000, payable in quarterly installments, a fee of $1,000 for each meeting of the Board of Directors or any committee (other than the Audit Committee) thereof that they attend and annual equity awards (‘‘Awards’’) under the Stock Plan pursuant to a formula. The Compensation Committee determines a maximum face value of the annual option grant each year for each Non-Employee Director (which face value amount cannot exceed $100,000 in any given year and was set at $75,000 for each of 2004 and 2005), and the face value amount is divided by the closing price on the NYSE of Revlon, Inc.'s Class A Common Stock on the date of the grant to determine the number of options to be granted to the Non-Employee Director. On March 7, 2005, the Compensation Committee granted each of the Non-Employee Directors options to purchase 29,412 shares of Class A Common Stock ($75,000 divided by $2.55, the per share closing market price on the NYSE of Revlon, Inc.'s Class A Common Stock on the grant date), which options consist of non-qualified options having a term of seven years, will become exercisable as to 25% of the Award under the Stock Plan on March 7, 2006, and thereafter become cumulatively exercisable in additional 25% increments on each subsequent March 7th, and have an exercise price equal to $2.55, the per share closing market price on the NYSE of Revlon, Inc.'s Class A Common Stock on the grant date (the ‘‘2005 Non-Employee Director Awards’’).

In recognition of their increased responsibilities that have arisen as a result of the passage of the Sarbanes-Oxley Act of 2002 and revised SEC and NYSE rules, and based upon the advice of independent compensation consultants, members of the Audit Committee are paid an annual Audit Committee retainer fee of $10,000, in addition to the aforementioned annual retainer fee for Board membership, and a per meeting fee of $1,500 for each meeting of the Audit Committee that they attend and Non-Employee Directors who serve as chairman of the Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee each receive an annual retainer fee of $10,000 per annum, in addition to any other retainer or meeting fees they receive.

Messrs. Bernikow and Landau are also non-employee members of the Board of Directors of Products Corporation, for which they are paid an annual retainer fee of $25,000 per annum and a meeting fee of $1,000 for each meeting of the Board of Directors of Products Corporation that they attend.

Consistent with the summaries set forth above, the following chart shows all compensation paid by Revlon, Inc. to the Non-Employee Directors during 2005, including Board of Directors and applicable

Board committee retainer and meeting fees. The chart does not show any compensation for Mses. Lee or Seifert, as each became a member of Revlon, Inc.’s Board of Directors effective January 1, 2006.

Non-Employee Director	Total Board Retainer and Committee Meeting Fees	Grant Date Present Value of 2005 Non-Employee Director Awards (a)	Total
Alan Bernikow	$70,500	$40,127	$110,627
Paul J. Bohan	$64,500	$40,127	$104,627
Meyer Feldberg	$80,500	$40,127	$120,627
Edward J. Landau	$77,000	$40,127	$117,127
Linda Gosden Robinson	$56,000	$40,127	$96,127
Kenneth L. Wolfe	$53,000	$40,127	$93,127

(a)	Grant Date Present Values for the 2005 Non-Employee Director Awards were calculated using the Black-Scholes option pricing model, using the March 7, 2005 grant date with respect to such Awards. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating such Grant Date Present Values: (i) a risk-free interest rate of return of 3.96%; (ii) expected stock price volatility of approximately 61%, based upon the volatility of the stock price of Class A Common Stock; (iii) a constant dividend rate of zero percent; and (iv) an estimated life of 4.75 years from the grant date. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc.'s Class A Common Stock on the NYSE during the applicable period and upon exercise.

Audit Committee and Audit Committee Financial Expert

The Board of Directors of Revlon, Inc. maintains an Audit Committee in accordance with the applicable SEC rules and the NYSE's listing standards. Revlon, Inc.'s Board of Directors has determined that Revlon, Inc.'s Audit Committee, consisting of Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg and Edward J. Landau, has at least one ‘‘audit committee financial expert.’’ The Board determined that Alan S. Bernikow, based upon his experience, training and education, qualifies as an audit committee financial expert in that he has (a) an understanding of generally accepted accounting principles (‘‘GAAP’’) and financial statements; (b) the ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, as well as experience actively supervising one or more persons engaged in such activities; (d) an understanding of internal controls and procedures for financial reporting; and (e) an understanding of audit committee functions. For certain biographical data concerning Mr. Bernikow, see ‘‘— Directors and Executive Officers of the Registrant.’’ The Board further determined that Mr. Bernikow and the other members of the Audit Committee are independent of management pursuant to applicable SEC rules and NYSE listing standards regarding the independence of board and audit committee members, including the independence principles set forth in the Revlon, Inc. Board Guidelines for Assessing Director Independence, which are posted on Revlon, Inc.'s website at www.revloninc.com.

Senior Financial Officer Code of Ethics

The Company has a written Code of Business Conduct (the ‘‘Code of Business Conduct’’) that includes a code of ethics (the ‘‘Senior Financial Officer Code of Ethics’’) that applies to the Company's Chief Executive Officer and senior financial officers (including the Company's Chief Financial Officer, Controller and persons performing similar functions) (collectively, the ‘‘Senior Financial Officers’’). In addition to printable copies of the Code of Business Conduct and the Senior Financial Officer Code of Ethics being available on Revlon, Inc.'s website, www.revloninc.com, the Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York NY, 10017. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on Revlon, Inc.'s website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the Commission. The Company does not currently expect to make any such waivers.

Item 11.    Executive Compensation

The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the persons who served as Chief Executive Officer of the Company during 2005 and the four most highly paid executive officers (see footnote (a) below), other than the Chief Executive Officer, who served as executive officers of the Company during 2005 (collectively, the ‘‘Named Executive Officers’’), for services rendered in all capacities to the Company and its subsidiaries during such periods.

Summary Compensation Table

		Annual Compensation (a)			Long-Term Compensation Awards
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($) (b)	Securities Underlying Options	All Other Compensation ($)
Jack L. Stahl	2005	1,300,000	—	80,634	—	—	158,505
President and Chief	2004	1,300,000	455,000	95,677	8,181,000	5,520,000	173,631
Executive Officer (c)	2003	1,300,000	—	103,244	—	100,000	173,277
Thomas E. McGuire	2005	524,231	41,635	57,722	—	130,000	97,116
Executive Vice	2004	500,000	735,000	88,973	590,850	995,000	128,631
President and	2003	182,692	—	18,678	150,500	100,000	25,224
Chief Financial Officer (d)
Robert K. Kretzman	2005	521,880	113,985	12,573	—	120,000	11,902
Executive Vice
President, Chief Legal
Officer, General
Counsel and Secretary (e)

(a)	The amounts shown in Annual Compensation for 2005, 2004 and 2003 reflect salary, bonus and other annual compensation (including, as required to be disclosed in accordance with Item 402 of Regulation S-K promulgated under the Exchange Act, perquisites and other personal benefits valued in excess of $50,000) and amounts reimbursed for payment of taxes awarded to, earned by or paid to the persons listed for services rendered to the Company and its subsidiaries. For the periods reported, the Company had an executive bonus plan in which executives participated (including Messrs. Stahl, McGuire and Kretzman) (see ‘‘— Employment Agreements’’). The executive bonus plan provided for payment of cash compensation upon the achievement of predetermined business and personal performance objectives during the calendar year that are established by the Compensation Committee, except that in respect of 2003, as a result of the non-attainment of bonus objectives for that year, the Compensation Committee determined that no bonuses would be payable under the executive bonus plan or any other incentive compensation plan of the Company for that year. In addition, no salary increases were provided in 2004 and the Company's bonus plan targets for 2004 and 2005 were set at 50% and 75%, respectively, of the regular bonus targets. For 2005, the Company is reporting the compensation of Messrs. Stahl, McGuire and Kretzman, its only executive officers during 2005.

(b)	See footnotes (c), (d) and (e) below for information concerning the number, value and vesting schedules on restricted stock awards to the Named Executive Officers under the Stock Plan. The options granted to Named Executive Officers during 2005 pursuant to the Stock Plan are discussed below under ‘‘Option Grants in the Last Fiscal Year.’’

(c)	Mr. Stahl became President and Chief Executive Officer of the Company during February 2002. In March 2006, Mr. Stahl was entitled to receive a bonus of $373,190, which he had earned in respect of 2005 pursuant to the terms of the executive bonus plan, and based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2005 by the Compensation Committee. Mr. Stahl waived receipt of such bonus to help fund, in part, discretionary bonuses to participants in the executive bonus plan in recognition of the Company’s significant achievements during 2005, including the launch of the Company’s new Vital Radiance brand and the restage of Almay; securing an approximately 23% increase in shelf space commitments at U.S. retail customers; growth in the U.S. market share for color cosmetics, hair color and beauty tools; the successful refinancing of the Company’s debt which was scheduled to mature in 2006 and extending its term through 2011; and the development of a new fragrance for the Company’s re-entry into the prestige distribution channel. The amount shown for Mr. Stahl under Other Annual Compensation for 2005 includes $80,634 in respect of gross ups for taxes on imputed income arising out of (x) personal use of a Company-provided automobile, (y) premiums paid or reimbursed by the Company in respect of life insurance and (z) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement, as amended. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. Stahl's compensation for 2005 also included (i) $5,652 in respect of use of a Company-provided automobile, (ii) $12,782 in reimbursements under the Company's Executive Medical Plan, (iii) $39,014 in premiums paid by the Company in respect of supplemental long-term disability insurance and (iv) $8,500 for tax preparation expenses in 2005. The amount shown under All Other Compensation for 2005 reflects (i) $16,237 in respect of life insurance premiums, (ii) $135,968 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibitions on loans to executive officers) to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (see ‘‘— Employment Agreements ‘‘) and (iii) $6,300 in respect of matching contributions under the 401(k) Plan.

In March 2005, Mr. Stahl received a bonus of $455,000 in respect of 2004 pursuant to the terms of the executive bonus plan, and based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2004 by the Compensation Committee. The amount shown for Mr. Stahl under Other Annual Compensation for 2004 includes $95,677 in respect of gross ups for taxes on imputed income arising out of (x) personal use of a Company-provided automobile, (y) premiums paid or reimbursed by the Company in respect of life insurance and (z) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement, as amended. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. Stahl's compensation for 2004 also included (i) $21,188 in respect of use of a Company-provided automobile, (ii) $11,886 in reimbursements under the Company's Executive Medical Plan, (iii) $28,028 in premiums paid by the Company in respect of supplemental long-term disability insurance and (iv) $8,500 for tax preparation expenses in 2004. The amount shown under All Other Compensation for 2004 reflects (i) $16,513 in respect of life insurance premiums, (ii) $135,968 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibitions on loans to executive officers) to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (see ‘‘— Employment Agreements ‘‘), (iii) $6,150 in respect of matching contributions under the 401(k) Plan and (iv) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees. On April 14, 2004, Mr. Stahl was awarded a grant of 2,700,000 shares of restricted stock under the Stock Plan. One third of Mr. Stahl's 2004 restricted stock Award vested on April 14, 2005 and, provided Mr. Stahl remains continuously employed by the Company, or if he is terminated by the Company without ‘‘cause’’ or if he terminates his employment for ‘‘good reason’’ (as each such term is described in Mr. Stahl's employment agreement, as amended), his 2004 restricted stock Award will vest as to an additional one-third on each subsequent anniversary of the grant date. No dividends will be paid on unvested restricted stock granted to Mr. Stahl in 2004. The value of the restricted stock Awards granted to Mr. Stahl on April 14, 2004 as reflected in the table is based on the $3.03 per share closing market price of Revlon, Inc.'s Class A Common Stock on the NYSE on the grant date, provided, however, only one-third of Mr. Stahl's restricted stock Award had vested as of December 31, 2005 and those vested shares were valued at $2,727,000 on the same basis. The value of these restricted stock Awards as of December 31, 2005 was $8,370,000, based on a per share price of $3.10, the per share closing market price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2005, provided, however, because only one-third of Mr. Stahl's restricted stock Award had vested as of December 31, 2005 those vested shares were valued at $2,790,000 on the same basis.

The amount shown for Mr. Stahl under Other Annual Compensation for 2003 includes $103,244 in respect of gross ups for taxes on imputed income arising out of (i) personal use of a Company-provided automobile, (ii) premiums paid or reimbursed by the Company in respect of life insurance and (iii) reimbursements for mortgage principal and interest payments pursuant to Mr. Stahl's employment agreement, as amended. The amount shown under All Other Compensation for 2003 reflects (i) $16,309 in respect of life insurance premiums, (ii) $135,968 of additional compensation in respect of interest and principal payments on a mortgage loan which Products Corporation made to Mr. Stahl on May 20, 2002 to purchase a principal residence in the New York metropolitan area pursuant to his employment agreement (see ‘‘— Employment Agreements’’), (iii) $6,000 in respect of matching contributions under the 401(k) Plan and (iv) $15,000 in respect of matching contributions under the Revlon Excess Savings Plan for Key Employees.

Mr. Stahl's employment agreement was amended on December 17, 2004 to extend the term for three years and to provide that in the event that Mr. Stahl is terminated without ‘‘cause’’ or if he terminates his employment for ‘‘good reason,’’ the stock option awards granted to Mr. Stahl on February 17, 2002, May 19, 2003 and April 14, 2004, and the restricted stock awards granted to Mr. Stahl on February 17, 2002 and April 14, 2004, shall continue to vest in accordance with their terms as if Mr. Stahl's employment had not been terminated and he had remained employed by the Company, and those stock option awards shall remain exercisable until the later of (i) one year after such existing option award becomes 100% fully vested and exercisable or (ii) 18 months following Mr. Stahl's termination of employment, but in no event beyond the original option term of each such award.

(d)	Mr. McGuire served as Executive Vice President and Chief Financial Officer of the Company from August 2003 until early March 2006. In early March 2006, Mr. McGuire became Executive Vice President and President of the Company's international operations. In March 2006, Mr. McGuire will receive a bonus of $41,635 in respect of 2005 pursuant to the terms of the executive bonus plan, and based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2005 by the Compensation Committee. The amount shown for Mr. McGuire under Other Annual Compensation for 2005 includes $57,722 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 2005. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. McGuire's compensation for 2005 also included $15,000 in respect of a cash car allowance. The amount shown under All Other Compensation for 2005 reflects (i) $88,078 in Company-paid expenses for temporary corporate housing and travel to and from Atlanta pending his relocation to the New York metropolitan area, (ii) $6,300 in respect of matching contributions under the 401(k) Plan and (iii) $2,739 in respect of life insurance premiums.

In March 2005, Mr. McGuire received a bonus of $135,000 in respect of 2004 pursuant to the terms of the executive bonus plan, $70,875 of which was based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2004 by the Compensation Committee and $64,125 of which was a discretionary bonus approved by the Compensation Committee in recognition of, among other things, Mr. McGuire's significant contributions to the Company's refinancing activities during 2004. In addition, pursuant to the terms of his employment agreement, in January 2005 Mr. McGuire received a $600,000 retention incentive in respect of 2004, intended to assist him towards funding the purchase of a home in the New York metropolitan area (see ‘‘— Employment Agreements’’). The amount shown for Mr. McGuire under Other Annual Compensation for 2004 includes $88,973 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 2004. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. McGuire's compensation for 2004 also included $15,000 in respect of a cash car allowance. The amount shown under All Other Compensation for 2004 reflects (i) $119,835 in Company-paid expenses for temporary corporate housing and travel to and from Atlanta pending his relocation to the New York metropolitan area and (ii) $2,546 in respect of life insurance premiums. On April 14, 2004, Mr. McGuire was awarded a grant of 195,000 shares of restricted stock under the Stock Plan. One-third of Mr. McGuire's restricted stock Award vested on April 14, 2005 and, provided Mr. McGuire remains continuously employed by the Company, his 2004 restricted stock Award will vest as to an additional one-third on each subsequent anniversary of the grant date. No dividends will be paid on the unvested restricted stock granted to Mr. McGuire in 2004. The value of the restricted stock Awards granted to Mr. McGuire on April 14, 2004 as reflected in the table is based on the $3.03 per share closing market price of Revlon, Inc.'s Class A Common Stock on the NYSE on that date, provided, however, only one-third of Mr. McGuire's restricted stock Award had vested as of December 31, 2005 and those vested shares were valued at $196,950 on the same basis. The value of these restricted stock Awards as of December 31, 2005 was $604,500, based on a per share price of $3.10, the per share closing market price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2005, provided, however, only one-third of Mr. McGuire's restricted stock Award had vested as of December 31, 2005 and those vested shares were valued at $201,500 on the same basis.

The amount shown for Mr. McGuire under Other Annual Compensation for 2003 includes $18,678 in respect of gross ups for taxes on imputed income arising out of relocation expenses paid or reimbursed by the Company in 2003. The amount shown under All Other Compensation for 2003 reflects (i) $24,732 in Company-paid relocation expenses and (ii) $492 in respect of premiums under the Company’s basic life insurance program. On August 18, 2003 (the ‘‘2003 McGuire Grant Date’’), Mr. McGuire was awarded 50,000 shares of restricted stock under the Stock Plan. Provided Mr. McGuire remains continuously employed by the Company, his 2003 restricted stock Award will vest as to one-third of the restricted shares on the day after which the 20-day average of the closing price of Class A Common Stock on the NYSE equals or exceeds $20.00 per share, an additional one-third of such restricted shares will vest on the day after which such 20-day average closing price equals or exceeds $25.00 per share and the balance will vest on the day after which such 20-day average closing price equals or exceeds $30.00 per share, provided (i) subject to clause (ii) below, no portion of Mr. McGuire's 2003 restricted stock Award was to vest until the second anniversary of the 2003 McGuire Grant Date, (ii) all of the shares of restricted stock awarded to Mr. McGuire in 2003 will vest immediately in the event of a ‘‘change in control’’ (as defined in Mr. McGuire's restricted stock agreement) and (iii) all of the shares of restricted stock granted to Mr. McGuire in 2003 that have not previously vested will fully vest on the third anniversary of the 2003 McGuire Grant Date. No dividends will be paid on the unvested restricted stock granted to Mr. McGuire in 2003. The value of the restricted stock Awards granted to Mr. McGuire on the 2003 McGuire Grant Date (none of the Award had vested as of December 31, 2005) as reflected in the table is based on the $3.01 per share closing market price of Revlon, Inc.'s Class A Common Stock on the NYSE on the 2003 McGuire Grant Date. The value of these restricted stock Awards as of December 31, 2005 was $155,000, based on a per share price of $3.10, the per share closing market price of Revlon, Inc.'s Class A Common Stock on the NYSE on December 31, 2005.

(e)	Mr. Kretzman, Executive Vice President, Chief Legal Officer, General Counsel and Secretary of Revlon, Inc. and of Products Corporation, became an executive officer effective in March 2005. In March 2006, Mr. Kretzman will receive a bonus of $113,985 in respect of 2005 pursuant to the terms of the executive bonus plan, and based upon the achievement of certain predetermined, objective performance-based bonus criteria that had been established in early 2005 by the Compensation Committee. The amount shown for Mr. Kretzman under Other Annual Compensation for 2005 includes $12,573 in respect of gross ups for taxes on imputed income arising out of personal use of a Company-provided automobile. In addition, although not required to be disclosed in the Summary Compensation Table above pursuant to Item 402 of Regulation S-K, Mr. Kretzman's compensation for 2005 also included (i) $17,007 in respect of use of a Company-provided automobile, (ii) $12,782 in reimbursements under the Company's Executive Medical Plan and (iii) $1,000 for tax preparation expenses in 2005. The amount shown under All Other Compensation for 2005 reflects (i) $5,602 in respect of life insurance premiums and (ii) $6,300 in respect of matching contributions under the 401(k) Plan.

OPTION GRANTS IN THE LAST FISCAL YEAR

During 2005, the following grants of stock options were made pursuant to the Stock Plan to the Named Executive Officers:

	Individual Grants				Grant Date Value (a)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)
Jack L. Stahl	—	—	—	—	—
Thomas E. McGuire	130,000	2.50%	$2.55	3/7/2012	177,359
Robert K. Kretzman	120,000	2.31%	$2.55	3/7/2012	163,716

(a)	Grant Date Present Values were calculated using the Black-Scholes option pricing model. The model used March 7, 2005 as a grant date with respect to options granted to Messrs. McGuire and Kretzman on such date. Stock option models require a prediction about the future movement of stock price. The following assumptions were made for purposes of calculating Grant Date Present Values: (i) a risk-free interest rate of return of 3.96%; (ii) expected stock price volatility of approximately 61%, based upon the volatility of the stock price of Class A Common Stock; (iii) a constant dividend rate of zero percent; and (iv) an estimated life of 4.75 years from the grant date. No adjustments to the theoretical value were made to reflect the waiting period, if any, prior to vesting of the stock options or the transferability (or restrictions related thereto) of the stock options. The real value of the options in the table depends upon the actual performance of Revlon, Inc.'s Class A Common Stock on the NYSE during the applicable period and upon exercise.

The options granted to Messrs. McGuire and Kretzman in 2005 under the Stock Plan were awarded on March 7, 2005 and consist of non-qualified options having a term of seven years, vesting 25% on March 7, 2006 and continuing to vest in additional 25% increments on each March 7th thereafter, becoming 100% vested on March 7, 2009. These options have an exercise price equal to $2.55, the per share closing market price on the NYSE of Revlon, Inc.'s Class A Common Stock on such grant date, as indicated in the table above.

AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following chart shows the number of stock options exercised during 2005 and the 2005 year-end value of the stock options held by the Named Executive Officers:

Name	Shares Acquired on Exercise During 2005	Value Realized During 2005	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable at December 31, 2005 (#)	Value of In-The-Money Options at Fiscal Year-End Exercisable/Unexercisable at December 31, 2005 (a) ($)
Jack L. Stahl	—	—	2,810,000/3,210,000	193,700/193,700
Thomas E. McGuire	—	—	547,500/677,500	39,325/110,825
Robert K. Kretzman	—	—	595,000/597,500	33,425/99,425

(a)	Amounts shown as value of in-the-money options represent the difference between the exercise price of the options (exercisable or unexercisable, as the case may be) and the market value of the underlying shares of Class A Common Stock at year end, calculated using $3.10, the December 31, 2005 closing market price on the NYSE of Revlon, Inc.'s Class A Common Stock. The actual value, if any, an executive may realize upon exercise of a stock option depends upon the amount by which the market price of shares of Class A Common Stock exceeds the exercise price per share when the stock options are exercised.

Employment Agreements

Each of Messrs. Stahl, McGuire and Kretzman has an executive employment agreement with Products Corporation.

Mr. Stahl's employment agreement, as amended and extended (his ‘‘employment agreement’’), provides that he will serve as President and Chief Executive Officer at a base salary of not less than $1,300,000 per annum, and that he receive a bonus of not less than $1,300,000 in respect of 2002 (which bonus was paid in February 2003) and grants of 1,000,000 shares of restricted stock and 400,000 options upon joining the Company in 2002 (which grants were made on February 17, 2002 (the ‘‘2002 Stahl Grant Date’’)). The term of Mr. Stahl's employment agreement ends on February 16, 2008, provided, however, that at any time on or after February 17, 2005, Products Corporation may terminate Mr. Stahl's employment by 36 months' prior written notice of non-renewal of the agreement.

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

Mr. Stahl's employment agreement provides that in the event of termination of the term by Mr. Stahl for ‘‘good reason’’ (as defined in Mr. Stahl's employment agreement), or by the Company (otherwise than for ‘‘cause’’ or ‘‘disability’’ as each such term is defined or described in Mr. Stahl's employment agreement), Mr. Stahl would be entitled, at his election, to severance pursuant to Products Corporation's Executive Severance Policy (see ‘‘— Executive Severance Policy’’) (other than the six-month limit on lump sum payments provided for in such policy, which six-month limit provision would not apply to Mr. Stahl); or continued payments of base salary, continued participation in the Company's life insurance plan (which life insurance coverage is subject to a limit of two years) and medical plans subject to the terms of such plans, and continued Company-paid supplemental term life insurance, in each case through the date occurring 36 months after the date of notice of non-renewal, or in the case of medical plan participation only, until such earlier date on which Mr. Stahl were to become covered by like plans of another company. In addition, Mr. Stahl's employment agreement provides that if he remains employed by Products Corporation or its affiliates until age 60, then upon any subsequent retirement he will be entitled to a supplemental pension benefit in a sufficient amount so that his annual pension benefit from all qualified and non-qualified pension plans of Products Corporation and its affiliates, as well as any such plans of Mr. Stahl's past employers or their affiliates (expressed as a straight life annuity), equals $500,000.

If Mr. Stahl's employment were to terminate on or after February 28, 2006 and prior to February 28, 2007, then he would have received 33.32% of the supplemental pension benefit otherwise payable pursuant to his employment agreement and thereafter an additional 8.33% will accrue as of each February 28th on which Mr. Stahl is still employed (but in no event more than would have been payable to Mr. Stahl under the foregoing provision had he retired at age 60). Mr. Stahl would not receive any supplemental pension benefit and any amounts then being paid for supplemental pension benefits would immediately cease if he were to materially breach his employment agreement or be terminated by the Company for ‘‘cause’’ (as defined in Mr. Stahl's employment agreement). Mr. Stahl's employment agreement provides for continuation of group life insurance and executive medical insurance coverage in the event of permanent disability.

Mr. Stahl's employment agreement provides that he was entitled to a loan in March 2002 from Products Corporation to satisfy state, local and federal income taxes (including any withholding taxes) incurred by him as a result of his having made an election under Section 83(b) of the Internal Revenue Code of 1986 (as amended, the ‘‘Code’’) in connection with the 1,000,000 shares of restricted stock that were granted to him by the Company on the 2002 Stahl Grant Date. Mr. Stahl received such loan from Products Corporation in the amount of $1,800,000 in March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002 and its prohibition on loans to executive officers. Interest on such loan is payable at the applicable federal rate. The full principal amount of such loan and all accrued interest is due and payable on February 17, 2007 (the fifth anniversary of the 2002 Stahl Grant Date), provided that if Mr. Stahl terminates his employment for ‘‘good reason’’ or the Company terminates him other than for ‘‘disability’’ or ‘‘cause’’ (as each such term is defined or described in Mr. Stahl's employment agreement), the outstanding balance of such loan and all accrued interest would be forgiven. Such loan is secured by a pledge of the 1,000,000 shares of restricted stock which were granted to Mr. Stahl on the 2002 Stahl Grant Date and such loan and pledge are evidenced by a Promissory Note and a Pledge Agreement, each dated March 13, 2002. Mr. Stahl's employment agreement also provides that he was entitled to a mortgage loan to cover the purchase of a principal residence in the New York metropolitan area and/or a Manhattan apartment, in the principal amount of $2,000,000, which loan was advanced by Products Corporation to Mr. Stahl on May 20, 2002, prior to the passage of the Sarbanes-Oxley Act of 2002. The principal of the mortgage loan is repayable on a monthly basis during the period from June 1, 2002 through and including May 1, 2032, with interest at the applicable federal rate, with the unpaid principal and accrued and unpaid interest due in full 90 days after Mr. Stahl's employment with the Company terminates, whichever occurs earlier. Pursuant to his employment agreement, Mr. Stahl is entitled to receive additional compensation payable on a monthly basis equal to the amount repaid by him in respect of interest and principal on the mortgage loan, plus a gross up for any taxes resulting from such additional compensation. If during the term of his employment agreement Mr. Stahl terminates his employment for ‘‘good reason,’’ or the Company terminates his employment other than for ‘‘disability’’ or ‘‘cause’’ (as each such term is defined or described in Mr. Stahl's employment agreement), the mortgage loan from the Company would be forgiven in its entirety.

Mr. Stahl's employment agreement was amended on December 17, 2004 to extend the term of his agreement to February 16, 2008 and to provide for continued vesting of equity awards previously granted to Mr. Stahl in the event that he is terminated by the Company without ‘‘cause’’ or if Mr. Stahl terminates his employment for ‘‘good reason’’ (as each such term is defined or described in Mr. Stahl's employment agreement). Specifically, in the event that Mr. Stahl is terminated without ‘‘cause’’ or if he terminated his employment for ‘‘good reason,’’ the stock option awards granted to Mr. Stahl on February 17, 2002, May 19, 2003 and April 14, 2004, and the restricted stock awards granted to Mr. Stahl on February 17, 2002 and April 14, 2004, would continue to vest in accordance with their terms as if Mr. Stahl's employment had not been terminated and he had remained employed by the Company, and those stock option awards shall remain exercisable until the later of (i) one year after such existing option award becomes 100% fully vested and exercisable or (ii) 18 months following Mr. Stahl's termination of employment, but in no event beyond the original option term of each such award; provided, however, that as consideration for continued vesting of any option awards or restricted stock awards, as described above, the non-solicitation and non-competition covenants in Mr. Stahl's employment agreement shall remain in effect at least until the date that all existing equity awards are fully vested.

Mr. McGuire's employment agreement with Products Corporation, as amended (as so amended, his ‘‘employment agreement’’), provides that he will serve as Executive Vice President and Chief Financial Officer through early March 2006 and then as Executive Vice President and President of the Company's international operations, or such other duties and responsibilities as may be assigned to him from time to time, at a base salary of not less than $500,000 per annum and that he receive a (i) retention incentive of $600,000 (which was paid on January 13, 2005) to assist him in purchasing a home in the New York metropolitan area, and (ii) grant of (A) 50,000 shares of restricted stock in 2003 (which grant was made on the 2003 McGuire Grant Date), (B) 100,000 options in 2003 (which grant was made on the 2003 McGuire Grant Date), (C) 25,000 options in 2004 (which grant was made on April 14, 2004) and (D) 25,000 options in 2005 (which grant was made on March 7, 2005). Products Corporation may terminate Mr. McGuire's employment agreement effective two years after written notice of non-extension of the agreement. During any period that his employment continues after termination or expiration of the term of his employment agreement, Mr. McGuire would be deemed an employee at will and would be eligible for severance under Products Corporation's Executive Severance Policy (see ‘‘— Executive Severance Policy’’), provided that the Severance Period for Mr. McGuire shall not be less than 24 months.

Mr. McGuire's employment agreement provides for participation in the executive bonus plan with specific bonus targets. The employment agreement for Mr. McGuire also provides for protection of Company confidential information and includes a non-compete obligation.

Mr. McGuire's employment agreement provides that in the event of termination of the term by Mr. McGuire for material breach by the Company of a material provision of such agreement or failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option or restricted stock grants to be provided under his employment agreement, or by the Company (otherwise than for ‘‘cause’’ as defined in Mr. McGuire's employment agreement or disability), Mr. McGuire would be entitled, at his election, to severance, including participation in the Company's medical plans, pursuant to the Executive Severance Policy (see ‘‘— Executive Severance Policy’’) (provided that the Severance Period for Mr. McGuire shall not be less than 24 months) or continued payments of base salary throughout the term and continued participation in the Company's life insurance plan, which life insurance coverage is subject to a limit of two years, and medical plans, subject to the terms of such plans throughout the term or until Mr. McGuire were covered by like plans of another company.

Mr. McGuire's original employment agreement provided that Mr. McGuire was eligible for certain relocation and retention benefits with the expectation that he would sell his home in Atlanta by August 18, 2004 and complete his relocation to New York by October 18, 2004. Due to the significant time that Mr. McGuire spent on the Company's refinancing and debt reduction activities during 2004, which did not permit Mr. McGuire to pursue his relocation, the employment agreement was amended in December 2004 to allow Mr. McGuire until August 18, 2005 to sell his home in Atlanta, until October 18, 2005 to complete his relocation to the New York metropolitan area and to extend the period that Products Corporation's would provide him with reasonable corporate housing until December 31, 2004.

Mr. Kretzman's employment agreement (his ‘‘employment agreement’’) provides that he will serve as Executive Vice President, Chief Legal Officer and General Counsel at a base salary of not less than his current base salary, which for 2005 was $529,000. Products Corporation may terminate Mr. Kretzman's employment agreement effective two years after written notice of non-extension of the agreement. During any period that his employment continues after the termination or expiration of the term of his employment agreement, Mr. Kretzman would be deemed an employee at will and would be eligible for severance under Products Corporation's Executive Severance Policy (see ‘‘— Executive Severance Policy’’), provided that the severance period for Mr. Kretzman shall not be less than 24 months.

Mr. Kretzman's employment agreement provides for participation in the executive bonus plan and other executive benefit plans on a basis equivalent to other senior executives of the Company generally. Mr. Kretzman's employment agreement provides for Company-paid supplemental term life insurance coverage of two times Mr. Kretzman's base salary. In addition, Mr. Kretzman's employment agreement provides that he is entitled to receive a retirement benefit at age 62, calculated under the Retirement Plan and Pension Equalization Plan (each as defined below), as if Mr. Kretzman had elected retirement at age 65. The employment agreement for Mr. Kretzman also provides for protection of Company confidential information and includes a non-compete obligation.

Mr. Kretzman's agreement provides that in the event of termination of the term of the employment agreement by Mr. Kretzman for breach by the Company of a material provision of his employment agreement, failure of the Compensation Committee to adopt and implement the recommendations of management with respect to stock option or restricted stock grants to be provided under his employment agreement or for ‘‘good reason’’ (as defined in Mr. Kretzman's employment agreement), or by the Company (otherwise than for ‘‘cause’’ as defined in the employment agreement or for disability), Mr. Kretzman would be entitled, at his election, to severance and benefits continuation pursuant to the Executive Severance Policy (see ‘‘— Executive Severance Policy’’) (provided that the Severance Period for Mr. Kretzman shall not be less than 24 months) or continued payments of base salary throughout the term and continued participation in the Company's life insurance plan, subject to a limit of two years, and medical plans, subject to the terms of such plans, throughout the term or until Mr. Kretzman were covered by like plans of another company. Mr. Kretzman's agreement provides for continued vesting of each of the stock option and restricted stock awards granted to Mr. Kretzman prior to November 1, 2002 in the event that he is terminated by the Company without ‘‘cause’’ or if Mr. Kretzman terminates his employment agreement in accordance with its terms. Such awards would continue to vest in accordance with their terms and remain exercisable until one year following the later of: (i) Mr. Kretzman's termination of employment or (ii) the date all such awards became 100% fully vested and exercisable.

Executive Severance Policy

Products Corporation's Executive Severance Policy as in effect on December 31, 2005 provides that upon termination of employment of eligible executive employees, including Messrs. Stahl, McGuire and Kretzman, other than voluntary resignation by the executive or termination by Products Corporation for ‘‘good reason,’’ in consideration for the executive's execution of a release and confidentiality agreement and the Company's standard employee non-competition agreement, the eligible executive may be eligible to receive, in lieu of severance under any employment agreement then in effect or under Products Corporation's basic severance plan, a number of months of severance pay in bi-weekly installments based upon such executive's grade level and years of service, reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period and, in certain circumstances, by the actuarial value of enhanced pension benefits received by the executive, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period, generally capped at six months pay and subject to any restrictions under the Code). Pursuant to the Executive Severance Policy, upon meeting the conditions set forth in such policy, as of December 31, 2005, Messrs. Stahl, McGuire and Kretzman could be entitled to severance pay of up to 22, 20 and 24 months of base salary, respectively, at the base salary rate in effect on the date of employment termination, plus continued participation in the medical and dental plans for the same respective periods on the same terms as active employees, provided that under each of Messrs. McGuire's and Kretzman's employment agreements the severance period is at least 24 months and under Mr. Stahl's agreement he is entitled to 36 months' severance. Any compensation and benefits to which Messrs. Stahl, McGuire or Kretzman would be eligible to receive upon termination pursuant to the terms of their employment agreements or the Executive Severance Policy would be subject to applicable restrictions of the Code, if any, including, without limitation, Internal Revenue Code Section 409A and related regulations.

Defined Benefit Plans

In accordance with the terms of the Revlon Employees' Retirement Plan (the ‘‘Retirement Plan’’), the following table shows the estimated annual retirement benefits payable (as of December 31, 2005) under the non-cash balance program of the Retirement Plan (the ‘‘Non-Cash Balance Program’’) at normal retirement age (65) to a person retiring with the indicated average compensation and years of credited service, on a straight life annuity basis, after Social Security offset, including amounts attributable to the Revlon Pension Equalization Plan, as amended (the ‘‘Pension Equalization Plan’’), as described below.

Highest Consecutive Five-Year Average Compensation During Final 10 Years ($)	Estimated Annual Straight Life Annuity Benefits At Retirement With Indicated Years Of Credited Service ($) (a)
	15	20	25	30	35
600,000	150,183	200,244	250,305	300,366	300,366
700,000	176,183	234,911	293,638	352,366	352,366
800,000	202,183	269,577	336,972	404,366	404,366
900,000	228,183	304,244	380,305	456,366	456,366
1,000,000	254,183	338,911	423,638	500,000	500,000
1,100,000	280,183	373,577	466,972	500,000	500,000
1,200,000	306,183	408,244	500,000	500,000	500,000
1,300,000	332,183	442,911	500,000	500,000	500,000
1,400,000	358,183	477,577	500,000	500,000	500,000
1,500,000	384,183	500,000	500,000	500,000	500,000
2,000,000	500,000	500,000	500,000	500,000	500,000
2,500,000	500,000	500,000	500,000	500,000	500,000

(a)	The normal form of benefit for the Retirement Plan and the Pension Equalization Plan is a straight life annuity.

The Retirement Plan is intended to be a tax qualified defined benefit plan. Non-Cash Balance Program benefits are a function of service and final average compensation. The Non-Cash Balance Program is designed to provide an employee having 30 years of credited service with an annuity generally equal to 52% of final average compensation, less 50% of estimated individual Social Security benefits. Final average compensation is defined as average annual base salary and bonus (but not any part of bonuses in excess of 50% of base salary) during the five consecutive calendar years in which base salary and bonus (but not any part of bonuses in excess of 50% of base salary) were highest out of the last 10 years prior to retirement or earlier termination. Except as otherwise indicated, credited service includes all periods of employment with the Company or a subsidiary prior to retirement or earlier termination. Messrs. Stahl and McGuire do not participate in the Non-Cash Balance Program. The estimated annual benefit payable under the Non-Cash Balance Program as a single life annuity (assuming such plan participant remains employed by the Company until age 65 at his current level of compensation) is $303,700 for Mr. Kretzman.

Effective January 1, 2001, Products Corporation amended the Retirement Plan to provide for a cash balance program under the Retirement Plan (the ‘‘Cash Balance Program’’). Under the Cash Balance Program, eligible employees will receive quarterly credits to an individual cash balance bookkeeping account equal to 5% of their compensation for the previous quarter. Interest credits, which commenced June 30, 2001, are allocated quarterly (based on the yield of the 30-year Treasury bond for November of the preceding calendar year). Employees who as of January 1, 2001 were at least age 45, had 10 or more years of service with the Company and whose age and years of service totaled at least 60, including Mr. Kretzman, were ‘‘grandfathered’’ and continue to participate in the Non-Cash Balance Program under the same retirement formula described in the preceding paragraph. All other eligible employees had their benefits earned (if any) under the Non-Cash Balance Program ‘‘frozen’’ on December 31, 2000 and began to participate in the Cash Balance Program on January 1, 2001. The ‘‘frozen’’ benefits will be payable at normal retirement age and will be reduced if the employee elects early retirement. Any employee who, as of January 1, 2001 was at least age 40 but not part of the ‘‘grandfathered’’ group will, in addition to the ‘‘basic’’ 5% quarterly pay credits, receive quarterly ‘‘transition’’ pay credits of 3% of compensation each year for up to 10 years or until he/she leaves employment with the Company, whichever is earlier. Messrs. Stahl and McGuire participate in the Cash Balance Program. As they were not employed by the Company on January 1, 2001 (the date on which a ‘‘transition’’ employee was determined), Messrs. Stahl and McGuire are eligible to receive only basic pay credits. The estimated annual benefits payable under the Cash Balance Program as a single life annuity (assuming Messrs. Stahl and McGuire remain employed by the Company until age 65 at their current level of compensation) is $137,800 for Mr. Stahl and $57,500 for Mr. McGuire. Mr. Stahl's total retirement benefits will be determined in accordance with his employment agreement, which provides for a guaranteed retirement benefit provided that certain conditions are met.

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

The number of full years of service under the Retirement Plan and the Pension Equalization Plan as of January 1, 2006 for Mr. Stahl was three years, for Mr. McGuire was two years and for Mr. Kretzman was 17 years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 1, 2006, the number of shares of Revlon, Inc.'s Common Stock beneficially owned, and the percent so owned, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Revlon, Inc.'s Common Stock, (ii) each director of Revlon, Inc., (iii) the Chief Executive Officer during 2005 and each of the other Named Executive Officers during 2005 and (iv) all directors and Named Executive Officers of Revlon, Inc. as a group. The number of shares owned are those beneficially owned, as determined under the applicable rules of the SEC for the purposes of this Annual Report on Form 10-K, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Certain of the shares listed as beneficially owned are pursuant to stock options, which may be out of the money.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Ronald O. Perelman	191,685,641 (Class A)	59.74% (Class A and Class B
35 E. 62nd St. New York, NY 10021	31,250,000 (Class B)(1)	combined) 56.06% (Class A) 100.00% (Class B)
FMR Corp.	57,900,499 (Class A)(2)	15.58% (Class A and Class B
82 Devonshire Street Boston MA 02109		combined) 17.01% (Class A)
Alan S. Bernikow	14,780 (Class A)(3)	*
Paul J. Bohan	11,030 (Class A)(4)	*
Donald G. Drapkin	—	*
Meyer Feldberg	31,655 (Class A)(5)	*
Howard Gittis	150,000 (Class A)	*
Robert K. Kretzman	708,420 (Class A)(6)	*
Edward J. Landau	31,789 (Class A)(7)	*
Debra L. Lee	—	*
Thomas E. McGuire	586,857 (Class A)(8)	*
Linda Gosden Robinson	31,655 (Class A)(9)	*
Kathi P. Seifert	34,000 (Class A)	*
Jack L. Stahl	4,424,416 (Class A)(10)	1.18% (Class A and Class B combined) 1.29% (Class A)
Kenneth L. Wolfe	26,030 (Class A)(11)	*
All Directors and Named Executive Officers as a Group (14 Persons)	197,736,273 (Class A) 31,250,000 (Class B)	60.69% (Class A and Class B combined) 57.14% (Class A) 100.00% (Class B)

*	Less than one percent.

(1)	Mr. Perelman beneficially owns, directly and indirectly, through MacAndrews & Forbes, 191,685,641 shares of Class A Common Stock (including 32,599,374 shares of Class A Common Stock beneficially owned by a family member, with respect to which shares MacAndrews & Forbes holds a voting proxy, 170,000 shares that represent restricted shares which have vested and 1,525,000 shares that Mr. Perelman may acquire under vested options). Mr. Perelman, through MacAndrews & Forbes, also beneficially owns all of the outstanding 31,250,000 shares of Revlon, Inc. Class B Common Stock, each of which is convertible into one share of Class A Common Stock, which, together with the Class A Common Stock referenced above, represent approximately 60% of the outstanding shares of Revlon, Inc. Common Stock and approximately 77% of the combined voting power of such shares. Shares of Class A Common Stock and shares of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes are, and may from time to time be, pledged to secure obligations of MacAndrews & Forbes.

(2)	Information based solely on a Schedule 13G/A, dated and filed with the SEC on February 14, 2006 and reporting, as of December 31, 2005, beneficial ownership by FMR Corp. and Edward C. Johnson 3d of 57,900,499 shares of Class A Common

Stock as of December 31, 2005 (collectively, the ‘‘Fidelity Owned Shares’’). According to the Schedule 13G/A, Fidelity Management & Research Company (‘‘FMRC’’), a wholly-owned subsidiary of FMR Corp. and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, was the beneficial owner of 40,632,108 shares of Class A Common Stock (which are included in the Fidelity Owned Shares) as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Advisors High Yield Fund, amounted to 35,212,984 shares of Class A Common Stock (which are included in the 40,632,108 shares referred to above). Edward C. Johnson 3d and FMR Corp., through its control of FMRC, and the funds each has sole power to dispose of the 40,632,108 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders of FMR Corp. have entered into a shareholders' voting agreement under which all Series B shares of FMR Corp. will be voted in accordance with the majority vote of Series B shares of FMR Corp. As a result of facts described in the Schedule 13G/A, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds' Boards of Trustees. FMRC carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. Fidelity Management Trust Company (‘‘FMTC’’), a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, was the beneficial owner of 17,268,391 shares of Class A Common Stock (which are included in the Fidelity Owned Shares) as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of FMTC, each has sole dispositive power over 17,268,391 shares of Class A Common Stock and sole power to vote or to direct the voting of 13,552,038 shares of Class A Common Stock (which are included in the Fidelity Owned Shares), and no power to vote or to direct the voting of 3,716,353 shares of Class A Common Stock owned by the institutional account(s) discussed above. FMRC, Fidelity Advisors High Yield Fund and FMTC share the same principal business address as FMR Corp.

(3)	Includes 14,780 shares that Mr. Bernikow may acquire under vested options.

(4)	Includes 11,030 shares that Mr. Bohan may acquire under vested options.

(5)	Includes 31,655 shares that Mr. Feldberg may acquire under vested options.

(6)	Includes 35,000 shares that represent restricted shares that vested during 2004, 78,420 shares that represent restricted shares that vested during 2005 and 595,000 shares that Mr. Kretzman may acquire under vested options (as set forth above in Item. 11, ‘‘Executive Compensation – Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,’’ the value of Mr. Kretzman's exercisable in-the-money options at December 31, 2005 was $33,425).

(7)	Includes 134 shares held directly by Mr. Landau and 31,655 shares that Mr. Landau may acquire under vested options.

(8)	Includes 39,357 shares that represent restricted shares that vested during 2005 and 547,500 shares that Mr. McGuire may acquire under vested options (as set forth above in Item. 11, ‘‘Executive Compensation – Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,’’ the value of Mr. McGuire's exercisable in-the-money options at December 31, 2005 was $39,325).

(9)	Includes 31,655 shares that Ms. Robinson may acquire under vested options.

(10)	Includes 1,601,015 shares held directly by Mr. Stahl (including 250,000 shares that represent restricted shares that vested during 2004, 900,000 shares that represent restricted shares that vested during 2005 and 250,000 restricted shares that vested on February 17, 2006), 13,401 shares held by Mr. Stahl's wife, as to which he disclaims beneficial ownership, and 2,810,000 shares that Mr. Stahl may acquire under vested options (as set forth above in Item. 11, ‘‘Executive Compensation — Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,’’ the value of Mr. Stahl's exercisable in-the-money options at December 31, 2005 was $193,700).

(11)	Includes 15,000 shares held directly by Mr. Wolfe and 11,030 shares that Mr. Wolfe may acquire under vested options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2005, with respect to all equity compensation plans of the Company previously approved and not previously approved by its stockholders: (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the vesting of restricted stock, (ii) the weighted-average exercise price of such outstanding options, warrants and rights (which excludes restricted stock) and (iii) the number of securities remaining available for future issuance under such equity compensation plans, excluding securities reflected in item (i). A description of the Supplemental Stock Plan follows the table.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Previously Approved by Stockholders:
Stock Plan	36,445,599	(1)	$4.25	(4)	1,927,811
Not Previously Approved by Stockholders:(2)
Supplemental Stock Plan	397,500	(3)	N/A(3	)(4)	—

(1)	Includes 3,412,502 shares of restricted stock and 33,033,097 options issued under the Stock Plan.

(2)	The Supplemental Stock Plan was not required to be approved by Revlon, Inc.'s stockholders under NYSE rules in effect in February 2002 when the Supplemental Stock Plan was adopted.

(3)	Includes 530,000 shares of restricted stock issued under the Supplemental Stock Plan, the entire amount of securities issuable under such plan, less 132,500 of such shares as to which the restrictions lapsed on June 18, 2004.

(4)	Weighted-average exercise price excludes restricted stock.

On February 17, 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Stahl, the sole eligible participant, with inducement awards to induce him to join the Company and to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of the Company's Class A Common Stock. Awards may be made under the Supplemental Stock Plan in the form of stock options, stock appreciation rights and restricted or unrestricted stock. On February 17, 2002, the Compensation Committee granted Mr. Stahl an Award of 530,000 restricted shares of Class A Common Stock, the full amount of the shares of Class A Common Stock issuable under the Supplemental Stock Plan. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to Mr. Stahl are substantially the same as the Stock Plan and the grant of restricted shares to Mr. Stahl under the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon Mr. Stahl's execution of the Company's standard employee confidentiality and non-competition agreement, which condition Mr. Stahl fulfilled. See ‘‘— Employment Agreements’’ for information regarding vesting and forfeiture.

Item 13.	Certain Relationships And Related Transactions

As of December 31, 2005, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.'s Common Stock having approximately 77% of the combined voting power of such outstanding shares. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and control the vote on all matters submitted to a vote of Revlon, Inc.'s stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, who is Chairman of the Board of Directors of Revlon, Inc.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC (a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (‘‘Revlon Holdings’’) and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes Holdings) and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the ‘‘Excluded Liabilities’’). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business, and that historically had not been profitable, and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amount reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2005 was $0.2 million.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the ‘‘Reimbursement Agreements’’) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreements. The net amount payable to MacAndrews & Forbes Inc. for the services provided under the Reimbursement Agreements for 2005 was $3.7 million.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. See Item 7., ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Sources and Uses’’ for further discussion on these agreements and related transactions in 2005.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.'s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the ‘‘Registration Rights Agreement’’), and in February 2003, MacAndrews & Forbes Inc. executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes Inc. and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the ‘‘Holders’’) had the right to require Revlon, Inc. to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003, and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders (a ‘‘Demand Registration’’); provided that Revlon, Inc. may postpone giving effect to a Demand Registration for a period of up to 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a ‘‘Piggyback Registration’’). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders. In connection with the closing of the Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes Inc. executed a joinder agreement that provided that MacAndrews & Forbes Inc. would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes Inc., pursuant to the Debt Reduction Transactions or the 2004 Investment Agreement, are deemed to be registrable securities under the Registration Rights Agreement. This would include any Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon, Inc.'s previously-announced $110 million rights offering, which it intends to conduct by the end of March 2006, and that would allow stockholders as of the February 13, 2006 record date to purchase additional shares of Class A Common Stock. See Item 1., ‘‘Business – Recent Developments’’.

2004 Consolidated MacAndrews & Forbes Line of Credit

For a description of transactions in 2005 with MacAndrews & Forbes in connection with the 2004 loan agreements, see Item 7., ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — 2004 Consolidated MacAndrews & Forbes Line of Credit.’’

2005 Refinancing Transactions

For a description of transactions in 2005 with MacAndrews & Forbes in connection with the Debt Reduction Transactions, the Revlon Exchange Transactions and the 2004 Investment Agreement, see Item 7., ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — 2005 Refinancing Transactions, and — 2004 Refinancing Transactions.’’

Other

Pursuant to a lease dated April 2, 1993 (the ‘‘Edison Lease’’), Revlon Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amount reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2005 was $0.3 million.

During 2005, Products Corporation leased a small amount of space at certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases, including space at Products Corporation's New York headquarters. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 2005 was $0.2 million.

The 2004 Credit Agreement is supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, on February 11, 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Products Corporation's 8 5/8% Senior Subordinated Notes and, prior to their redemption in April 2005, Products Corporation's 8 1/8% Senior Notes and 9% Senior Notes.

In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 million to Mr. Stahl pursuant to his employment agreement, which was entered into in February 2002, for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $2.0 million to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate. Mr. Stahl repaid $147,299 of such loan during 2005. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 million advance, which for 2005 was $135,968. Products Corporation also pays Mr. Stahl a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation, which tax gross up amount was $68,999 in 2005.

During 2005, Products Corporation made payments of $0.6 million to Ms. Ellen Barkin under a written agreement pursuant to which she provides voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

During 2005, Products Corporation paid $1.0 million to a nationally-recognized security services company, in which MacAndrews & Forbes has a controlling interest, for security officer services. Products Corporation's decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms.

Although not required to be disclosed in this Item 13. ‘‘Certain Relationships and Related Party Transactions’’ pursuant to Item 404 of Regulation S-K, during 2005, Products Corporation obtained advertising, media and direct marketing services from various subsidiaries of WPP in the ordinary course of business. Ms. Robinson, a member of Revlon, Inc.’s Board of Directors, is employed by one of WPP's subsidiaries, however, she is not an executive officer of WPP and has no direct or indirect material interest in the business that the Company conducts with WPP.

Item 14.	Principal Accounting Fees and Services

AUDIT FEES

The Board of Directors of Revlon, Inc. maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the charter of Revlon, Inc.'s Audit Committee, which is available at www.revloninc.com, Revlon, Inc.'s Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of Revlon, Inc.'s independent auditors for the purpose of preparing and issuing its audit report or performing other audit, review or attest services for Revlon, Inc. The independent auditors report directly to Revlon, Inc.'s Audit Committee and Revlon, Inc.'s Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of, (a) all auditing services to be provided by the independent auditor and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection therewith to approve all fees and other terms of engagement, as required by the applicable rules of the Exchange Act and subject to the exemptions provided for in such rules. The Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. In 2004, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2005, and in October 2005, the Audit Committee approved the Audit Committee Pre-Approval Policy for 2006.

The aggregate fees billed for professional services by KPMG in 2005 and 2004 for these various services were (in millions):

Types of Fees	2005	2004
Audit Fees	$4.6	$5.6
Audit-Related Fees	$0.5	$0.3
Tax Fees	$0.3	$0.5
All Other Fees	—	—
Total Fees	$5.4	$6.4

In the above table, in accordance with the SEC definitions and rules, ‘‘audit fees’’ are fees the Company paid KPMG for professional services rendered for the audits of (i) Revlon, Inc.'s and Products Corporation's annual financial statements, (ii) management's assessment of the effectiveness of the Company’s internal control over financial reporting, (iii) the effectiveness of the Company’s internal control over financial reporting and (iv) the review of financial statements included in Revlon, Inc.'s and Products Corporation's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; ‘‘audit-related fees’’ are fees billed by KPMG for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG related to employee benefit plan audits, the issuance by Products Corporation of its 9½% Senior Notes in March and August 2005, the universal shelf registration statement filed by Revlon, Inc. with the SEC in 2005 and certain equity issuances undertaken pursuant to such shelf registration, the Revlon Exchange Transactions consummated in 2004 and attest services not required by statute or regulation; ‘‘tax fees’’ are fees for permissible tax compliance, tax advice and tax planning; and ‘‘all other fees’’ are fees billed by KPMG to the Company for any permissible services not included in the first three categories.

During 2005, the Audit Committee specifically pre-approved the services performed by KPMG in connection with (i) Revlon, Inc.'s and Products Corporation's 2005 audits, (ii) the issuance by Products Corporation of its 9½% Senior Notes in March and August 2005 and (iii) the universal shelf registration statement filed by Revlon, Inc. with the SEC in 2005 and Revlon, Inc.’s planned $110 million rights offering being undertaken pursuant to such shelf registration. During 2004, the Audit Committee specifically pre-approved the services performed by KPMG in connection with (i) Revlon, Inc.'s and Products Corporation's 2004 audit and (ii) the Debt Reduction Transactions consummated in 2004. All of the other services performed by KPMG for the Company during 2005 and 2004 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee's Pre-Approval Policy and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Website Availability of Reports and Other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 executive officers, and certain other documents filed with the Commission), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on the Company’s website http://www.revloninc.com. In addition, under the section of the website entitled, ‘‘Corporate Governance,’’ Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.'s Code of Business Conduct, which includes Revlon, Inc.'s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the Company's websites shall not be considered a ‘‘free writing prospectus’’ under the SEC's Rule 405 of the Securities Act of 1933, as amended, unless specifically identified as such.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a	)	List of documents filed as part of this Report:
(1) Consolidated Financial Statements and Independent Auditors' Report included herein: See Index on page F-1.
(2) Financial Statement Schedule: See Index on page F-1.
All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.
(3) List of Exhibits:
3.		Certificate of Incorporation and By-laws.
3.1		Restated Certificate of Incorporation of Revlon, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004 (the ‘‘Revlon, Inc. 2004 First Quarter 10-Q’’)).
3.2		Amended and Restated By-Laws of Revlon, Inc. dated as of March 22, 2004 (incorporated by reference to Exhibit 3.2 to the Revlon, Inc. 2004 First Quarter 10-Q).
4.		Instruments Defining the Rights of Security Holders, Including Indentures.
4.1		Credit Agreement, dated as of July 9, 2004, among Products Corporation and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (the ‘‘2004 Credit Agreement’’) (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K of Products Corporation filed with the Commission on July 13, 2004 (the ‘‘Products Corporation July 13, 2004 Form 8-K’’)).
4.2		First Amendment dated February 15, 2006 to the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 17, 2006 (the ‘‘Products Corporation February 2006 Form 8-K’’)).
4.3		Pledge and Security Agreement, dated as of July 9, 2004, among Revlon, Inc., Products Corporation and the additional grantors party thereto, in favor of Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.35 to the Products Corporation July 13, 2004 Form 8-K).
4.4		Intercreditor and Collateral Agency Agreement, dated as of July 9, 2004, among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, Revlon, Inc., Products Corporation and each other loan party (incorporated by reference to Exhibit 4.36 to the Products Corporation July 13, 2004 Form 8-K).

4.5	Indenture, dated as of February 1, 1998, between Revlon Escrow and U.S. Bank Trust National Association, as trustee, relating to the 8 5/8% Senior Subordinated Notes due 2008 (as amended, the ‘‘8 5/8% Senior Subordinated Notes Indenture’’) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Products Corporation filed with the Commission on March 12, 1998, File No. 333-47875 (the ‘‘Products Corporation March 1998 Form S-1’’)).
4.6	First Supplemental Indenture, dated March 4, 1998, among Products Corporation, Revlon Escrow, and U.S. Bank Trust National Association, as trustee, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.4 to the Products Corporation March 1998 Form S-1).
4.7	Second Supplemental Indenture, dated as of February 11, 2004, among Products Corporation, U.S. Bank Trust National Association, as trustee, and Revlon, Inc. as guarantor, amending the 8 5/8% Senior Subordinated Notes Indenture (incorporated by reference to Exhibit 4.31 of the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 12, 2004 (the ‘‘Revlon, Inc. February 12, 2004 Form 8-K’’)).
4.8	Indenture, dated as of March 16, 2005, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation's 9½% Senior Notes due 2011 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K/A for the year ended December 31, 2004 of Products Corporation (the ‘‘2004 Products Corporation 10-K/A’’)).
4.9	Stock Purchase Agreement, dated February 17, 2006, between Revlon, Inc. and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 17, 2006 (the ‘‘Revlon, Inc. February 2006 Form 8-K’’)).
10.	Material Contracts.
10.1	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Products Corporation for the fiscal year ended December 31, 2001 filed with the Commission on February 25, 2002 (the ‘‘Products Corporation 2001 Form 10-K’’)).
10.2	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended March 31, 2004 filed with the Commission on May 17, 2004).
10.3	Employment Agreement, dated as of February 17, 2002, between Products Corporation and Jack L. Stahl (the ‘‘Stahl Employment Agreement’’) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended March 31, 2002 filed with the Commission on May 15, 2002).
10.4	First Amendment to the Stahl Employment Agreement, effective as of December 17, 2004 (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on December 22, 2004 (the ‘‘Revlon, Inc. December 22, 2004 Form 8-K’’)).
10.5	Employment Agreement, dated as of August 18, 2003, between Products Corporation and Thomas E. McGuire (the ‘‘McGuire Employment Agreement’’) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003).

10.6		Amendment to McGuire Employment Agreement, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.36 to the Revlon, Inc. December 22, 2004 Form 8-K).
	*10.7	Second Amendment to McGuire Employment Agreement, effective as of March 2, 2006.
10.8		Employment Agreement, dated as of June 10, 2002, between Products Corporation and David L. Kennedy (the ‘‘Kennedy Employment Agreement’’) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on January 18, 2006).
	*10.9	First Amendment to Kennedy Employment Agreement, effective March 2, 2006.
10.10		Employment Agreement, dated as of November 1, 2002, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the fiscal year ended December 31, 2004 filed with the Commission on March 10, 2005 (the ‘‘Revlon, Inc. 2004 Form 10-K’’)).
10.11		Amended and Restated Revlon, Inc. Stock Plan (as amended the ‘‘Stock Plan’’) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 4, 2004, File No. 333-116160).
10.12		Current form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.12 to the Revlon, Inc. 2004 Form 10-K).
10.13		Current form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2004 Form 10-K).
10.14		Revlon, Inc. 2002 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Revlon, Inc. filed with the Commission on June 24, 2002, File No. 333-91040).
10.15		Revlon Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Products Corporation for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005 (the ‘‘Products Corporation 2005 Second Quarter Form 10-Q’’)).
10.16		Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Revlon, Inc. for year ended December 31, 1998 filed with the Commission on March 3, 1999).
10.17		Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Revlon, Inc. for the year ended December 31, 2002 filed with the Commission on March 21, 2003 (the ‘‘Revlon, Inc. 2002 Form 10-K’’)).
10.18		Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Products Corporation filed with the Commission on March 12, 1993).
10.19		Revlon Executive Severance Policy, as amended July 1, 2002 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2002 Form 10-K).
10.20		2004 Senior Unsecured Line of Credit Agreement, dated as of July 9, 2004, between Products Corporation and MacAndrews & Forbes (the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’) (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2004 filed with the Commission on August 16, 2004).

10.21		First Amendment, dated as of August 4, 2005, to the 2004 Consolidated MacAndrews & Forbes Line of Credit (incorporated by reference to Exhibit 10.33 to the Products Corporation 2005 Second Quarter Form 10-Q).
10.22		Second Amendment, dated as of February 17, 2006, to the 2004 Consolidated MacAndrews & Forbes Line of Credit (incorporated by reference to Exhibit 10.4 to the Products Corporation February 2006 Form 8-K).
10.23		Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on February 23, 2004 (the ‘‘Revlon, Inc. February 23, 2004 Form 8-K’’)).
10.24		Investment Agreement, dated as of February 5, 2003, among Revlon, Inc., Products Corporation and MacAndrews & Forbes Holdings (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Products Corporation filed with the Commission on February 5, 2003).
10.25		Investment Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and MacAndrews & Forbes Holdings (as amended, the ‘‘2004 Investment Agreement’’) (incorporated by reference to Exhibit 10.30 of the Revlon, Inc. February 23, 2004 Form 8-K).
10.26		Amendment, dated as of March 24, 2004, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Revlon, Inc. filed with the Commission on March 26, 2004).
10.27		Second Amendment, dated as of March 7, 2005, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.31 to the Revlon, Inc. 2004 Form 10-K).
10.28		Third Amendment, dated as of August 4, 2005, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Revlon, Inc. for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005).
10.29		Fourth Amendment, dated as of February 17, 2006, to the 2004 Investment Agreement (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. February 2006 Form 8-K).
21.		Subsidiaries.
	*21.1	Subsidiaries of Revlon, Inc.
23.		Consents of Experts and Counsel.
	*23.1	Consent of KPMG LLP.
24.		Powers of Attorney.
	*24.1	Power of Attorney executed by Ronald O. Perelman.
	*24.2	Power of Attorney executed by Howard Gittis.
	*24.3	Power of Attorney executed by Donald G. Drapkin.
	*24.4	Power of Attorney executed by Alan S. Bernikow.
	*24.5	Power of Attorney executed by Paul J. Bohan.
	*24.6	Power of Attorney executed by Meyer Feldberg.
	*24.7	Power of Attorney executed by Edward J. Landau.
	*24.8	Power of Attorney executed by Debra L. Lee.

	*24.9	Power of Attorney executed by Linda Gosden Robinson.
	*24.10	Power of Attorney executed by Kathi P. Seifert.
	*24.11	Power of Attorney executed by Kenneth L. Wolfe.
	*31.1	Certification of Jack L. Stahl, Chief Executive Officer, dated March 2, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
	*31.2	Certification of Thomas E. McGuire, Chief Financial Officer, dated March 2, 2006, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	(furnished herewith)	Certification of Jack L. Stahl, Chief Executive Officer, dated March 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(furnished herewith)	Certification of Thomas E. McGuire, Chief Financial Officer, dated March 2, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.

*	Filed herewith

REVLON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Revlon, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in item 9A(b), that Revlon, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revlon, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Revlon, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Revlon, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 1, 2006

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32.5	$120.8
Trade receivables, less allowances of $18.9 and $19.0 as of December 31, 2005 and 2004, respectively	282.2	200.6
Inventories	220.6	154.7
Prepaid expenses and other	56.7	69.7
Total current assets	592.0	545.8
Property, plant and equipment, net	119.7	118.7
Other assets	146.0	149.9
Goodwill, net	186.0	186.1
Total assets	$1,043.7	$1,000.5
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings — third parties	$9.0	$36.6
Current portion of long-term debt — third parties	—	10.5
Accounts payable and outstanding checks	133.1	95.2
Accrued expenses and other	328.4	283.2
Total current liabilities	470.5	425.5
Long-term debt — third parties	1,413.4	1,308.2
Other long-term liabilities	255.7	286.7
Stockholders’ deficiency:
Class B Convertible Common Stock, par value $0.01 per share; 200,000,000 shares authorized, 31,250,000 issued and outstanding as of December 31, 2005 and 2004, respectively	0.3	0.3
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized and 344,472,735 and 344,592,944 shares issued as of December 31, 2005 and 2004, respectively	3.4	3.4
Additional paid-in capital	771.3	771.4
Treasury stock, at cost; 236,315 and 0 shares of Class A Common Stock as of December 31, 2005 and 2004, respectively	(0.8)	—
Accumulated deficit	(1,741.9)	(1,658.2)
Deferred compensation	(6.5)	(12.5)
Accumulated other comprehensive loss	(121.7)	(124.3)
Total stockholders’ deficiency	(1,095.9)	(1,019.9)
Total liabilities and stockholders’ deficiency	$1,043.7	$1,000.5

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$1,332.3	$1,297.2	$1,299.3
Cost of sales	508.1	485.3	501.1
Gross profit	824.2	811.9	798.2
Selling, general and administrative expenses	757.8	717.6	770.9
Restructuring costs and other, net	1.5	5.8	6.0
Operating income	64.9	88.5	21.3
Other expenses (income):
Interest expense	130.0	130.8	174.5
Interest income	(5.8)	(4.8)	(4.3)
Amortization of debt issuance costs	6.9	8.2	8.9
Foreign currency (gains) losses, net	0.5	(5.2)	(5.0)
Loss on early extinguishment of debt	9.0	90.7	—
Miscellaneous, net	(0.5)	2.0	0.5
Other expenses, net	140.1	221.7	174.6
Loss before income taxes	(75.2)	(133.2)	(153.3)
Provision for income taxes	8.5	9.3	0.5
Net loss	$(83.7)	$(142.5)	$(153.8)
Basic and diluted loss per common share: Net loss per common share	$(0.23)	$(0.47)	$(2.47)
Weighted average number of common shares outstanding:
Basic and diluted	371,132,302	301,053,334	62,327,726

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital (Capital Deficiency)	Treasury Stock	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2003	$54.6	$0.5	$(192.6)	$—	$(1,361.9)	$(6.4)	$(132.7)	$(1,638.5)
Net proceeds from 2003 Rights Offering (See Note 9)		0.2	46.7					46.9
Reduction of liabilities assumed from indirect parent			6.9 (a)					6.9
Amortization of deferred compensation						2.2		2.2
Comprehensive loss:
Net loss					(153.8)			(153.8)
Adjustment for minimum pension liability							1.5	1.5
Revaluation of foreign currency forward exchange contracts							(1.4)	(1.4)
Currency translation adjustment							10.6	10.6
Total comprehensive loss								(143.1)
Balance, December 31, 2003	54.6	0.7	(139.0)	—	(1,515.7)	(4.2)	(122.0)	(1,725.6)
Common stock issued in exchange for debt, accrued interest and preferred stock (b)	(54.6)	3.0	879.3					827.7
Reduction of liabilities assumed from indirect parent			16.4 (a)					16.4
Stock-based compensation			14.7			(14.7)		—
Amortization of deferred compensation						6.4		6.4
Comprehensive loss:
Net loss					(142.5)			(142.5)
Adjustment for minimum pension liability							(1.6)	(1.6)
Revaluation of foreign currency forward exchange contracts							(1.3)	(1.3)
Currency translation adjustment							0.6	0.6
Total comprehensive loss								(144.8)
Balance, December 31, 2004	—	3.7	771.4	—	(1,658.2)	(12.5)	(124.3)	(1,019.9)
Treasury stock acquired, at cost (c)				(0.8)				(0.8)
Stock-based compensation			(0.2)			0.2		—
Exercise of stock options for common stock			0.1					0.1
Amortization of deferred compensation						5.8		5.8
Comprehensive loss:
Net loss					(83.7)			(83.7)
Adjustment for minimum pension liability							6.7	6.7
Revaluation of foreign currency forward exchange contracts							2.4	2.4
Currency translation adjustment							(6.5)	(6.5)
Total comprehensive loss								(81.1)
Balance, December 31, 2005	$—	$3.7	$771.3	$(0.8)	$(1,741.9)	$(6.5)	$(121.7)	$(1,095.9)

(a)	During 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9 of which $6.9 was recorded directly to capital deficiency since it relates to liabilities assumed by Revlon Consumer Products Corporation in connection with the transfer agreements related to Revlon Consumer Products Corporation's formation in 1992. During 2004, the Company resolved various state and federal tax audits and determined that certain tax liabilities assumed by Revlon Consumer Products Corporation in connection with transfer agreements related to Revlon Consumer Products Corporation's formation in 1992 were no longer probable. As a result, $16.4 was recorded directly to capital deficiency. (See Note 16, ‘‘Related Party Transactions’’).

(b)	The changes in Preferred Stock, Common Stock, Additional Paid-in-Capital (Capital Deficiency) and a portion of Accumulated Deficit are a result of the consummation of the Revlon Exchange Transactions. (See Note 9, ‘‘Long-Term Debt’’).

(c)	Amount relates to 236,315 shares of Revlon, Inc. Class A common stock received from certain executives to satisfy the minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. (See Note 13, ‘‘Treasury Stock’’).

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83.7)	$(142.5)	$(153.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102.9	106.1	107.6
Amortization of debt discount	0.2	1.8	3.1
Stock compensation amortization	5.8	6.4	2.2
Loss on early extinguishment of debt	9.0	77.3	—
Change in assets and liabilities:
(Increase) decrease in trade receivables	(86.5)	(12.1)	40.2
Increase in inventories	(69.8)	(7.8)	(5.7)
(Increase) decrease in prepaid expenses and other current assets	2.6	(22.3)	2.9
Increase (decrease) in accounts payable	22.0	(4.4)	0.5
Increase (decrease) in accrued expenses and other current liabilities	12.9	(60.3)	(109.8)
Purchase of permanent displays	(69.6)	(56.0)	(72.9)
Other, net	14.5	19.6	19.3
Net cash used in operating activities	(139.7)	(94.2)	(166.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.8)	(18.9)	(28.6)
Investment in debt defeasance trust	(197.9)	—	—
Liquidation of investment in debt defeasance trust	197.9	—	—
Payment received on note from parent	10.0	—	—
Proceeds from the sale of brand and certain assets	—	—	5.3
Net cash used in investing activities	(15.8)	(18.9)	(23.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft — third parties	(8.8)	6.0	(1.6)
Proceeds from the issuance of long-term debt — third parties	386.2	1,136.2	233.1
Repayment of long-term debt — third parties, including prepayment fee and premiums	(297.9)	(960.2)	(239.3)
Proceeds from the issuance of long-term debt — affiliates	—	42.4	178.1
Repayment of long-term debt — affiliates	—	(19.5)	(62.6)
Net Proceeds from the 2003 Rights Offering	—	—	46.9
Issuance of Series C preferred stock	—	—	50.0
Redemption of Series C preferred stock	—	—	(50.0)
Proceeds from the exercise of stock options for common stock	0.1	—	—
Payment of financing costs	(12.0)	(30.4)	(3.5)
Net cash provided by financing activities	67.6	174.5	151.1
Effect of exchange rate changes on cash and cash equivalents	(0.4)	2.9	9.3
Net (decrease) increase in cash and cash equivalents	(88.3)	64.3	(29.3)
Cash and cash equivalents at beginning of period	120.8	56.5	85.8
Cash and cash equivalents at end of period	$32.5	$120.8	$56.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$123.5	$133.9	$160.8
Income taxes, net of refunds	$17.9	$11.1	$6.7
Supplemental schedule of non-cash investing and financing activities:
Conversion of long-term debt and accrued interest into Class A Common Stock	$—	$813.8	$—
Exchange and conversion of Series A and Series B Preferred Stock into Class A Common Stock	$—	$54.6	$—
Treasury stock received to satisfy tax withholding liabilities	$0.8	$—	$—
Reduction of liabilities assumed from indirect parent	$—	$16.4	$6.9

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

Revlon, Inc. (and together with its subsidiaries, the ‘‘Company’’) conducts its business exclusively through its direct subsidiary, Revlon Consumer Products Corporation and its subsidiaries (‘‘Products Corporation’’). The Company manufactures and sells an extensive array of cosmetics, skincare, fragrances, beauty tools and personal care products. The Company's principal customers include large mass volume retailers and chain drug stores, as well as certain department stores and other specialty stores, such as perfumeries. The Company also sells consumer products to U.S. military exchanges and commissaries and has a licensing group, pursuant to which the Company licenses certain of its key brand names to third parties for complimentary beauty-related products and accessories.

Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and its only material asset has been all of the outstanding capital stock of Products Corporation. As such, its net (loss) income has historically consisted predominantly of the net (loss) income of Products Corporation, and in 2005, 2004 and 2003 included approximately $7.6 million, $1.2 million and $1.2 million, respectively, in expenses incidental to being a public holding company.

The Company is an indirectly majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ and, together with its affiliates, ‘‘MacAndrews & Forbes’’), a corporation wholly-owned by Ronald O. Perelman.

The accompanying Consolidated Financial Statements include the accounts of the Company after elimination of all material intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, and certain estimates regarding the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans.

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $9.7 million and $79.0 million as of December 31, 2005 and 2004, respectively. Accounts payable includes $18.2 million and $4.4 million of outstanding checks not yet presented for payment at December 31, 2005 and 2004, respectively.

In accordance with borrowing arrangements with certain financial institutions, Products Corporation is permitted to borrow against its cash balances. The cash available to Products Corporation is the net of the cash position less amounts supporting these short-term borrowings. The cash balances and related borrowings are shown gross in the Company's Consolidated Balance Sheets. As of December 31, 2005 and 2004, the Company had $3.2 million and $36.2 million, respectively, of cash supporting such short-term borrowings. (See Note 8, ‘‘Short-Term Borrowings’’).

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances, which are estimated to be uncollectible at December 31, 2005 and 2004. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the Consolidated Statements of Operations when received. At both December 31, 2005 and 2004, the Company's three largest customers accounted for an aggregate of approximately 43% of outstanding accounts receivable.

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

Included in other assets are net permanent wall displays amounting to approximately $91.4 million and $94.2 million as of December 31, 2005 and 2004, respectively, which are generally amortized over 3 years in the U.S. and generally over 3 to 5 years outside of the U.S. Amortization expense for permanent wall displays for 2005, 2004 and 2003 was $70.4 million, $60.9 million and $62.1 million, respectively. The Company has included in other assets net costs related to the issuance of Products Corporation’s debt instruments amounting to approximately $33.9 million and $31.6 million as of December 31, 2005 and 2004, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included in other assets trademarks, net, of $8.1 million and $7.8 million as of December 31, 2005 and 2004, respectively, and patents, net, of $2.3 million and $3.2 million as of December 31, 2005 and 2004, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 to 17 years. Amortization expense for patents and trademarks for 2005, 2004 and 2003 was $2.0 million, $1.8 million and $1.8 million, respectively.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally represent goodwill, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’, and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of September 30 and performed the annual test as of September 30, 2005 and 2004 and concluded that no impairment existed. The Company operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company compared its estimated fair value as measured by, among other factors, its market capitalization to its net assets and since the fair value was substantially greater than the net assets, the Company concluded that as of December 31, 2005 there was no impairment of goodwill. The amount outstanding for goodwill, net, was $186.0 million and $186.1 million at December 31, 2005 and 2004, respectively. Accumulated amortization aggregated $117.2 million and $117.3 million at December 31, 2005 and 2004, respectively. Amortization of goodwill ceased on January 1, 2002 upon adoption of SFAS No. 142.

In accordance with SFAS No. 142, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances would indicate possible impairment in accordance with Statement 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’.

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as outlined in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon actual returns, planned product discontinuances, new product launches, estimates of customer inventory and promotional sales, which would permit customers to return items based upon the Company's trade terms. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and to inventories. Returned products which are recorded as inventories are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from the Company's estimates if factors such as product discontinuances, customer inventory levels or competitive conditions differ from the Company's estimates and expectations and, in the case of actual returns, if economic conditions differ significantly from the Company's estimates and expectations. Revenues derived from licensing arrangements, including any prepayments, are recognized in the period in which they become due and payable but not before the initial license term commences.

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

Selling, general and administrative expenses (‘‘SG&A’’) include expenses to advertise the Company's products, such as television advertising production costs and air-time costs, print advertising costs, promotional displays and consumer promotions. SG&A also includes the amortization of permanent wall displays and intangible assets, distribution costs (such as freight and handling), non-manufacturing overhead, principally personnel and related expenses, insurance and professional fees.

Income Taxes:

Income taxes are calculated using the asset and liability method in accordance with the provisions of SFAS No. 109, ‘‘Accounting for Income Taxes.’’

Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for federal income tax purposes, were included through the period ended March 25, 2004 in the affiliated group of which MacAndrews & Forbes Holdings was the common parent (the ‘‘MacAndrews & Forbes Group’’), and Revlon, Inc.'s and its U.S. subsidiaries, including Products Corporation, federal taxable income and loss was through the period ended March 25, 2004 included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. As a result of the Revlon Exchange Transactions (as hereinafter defined) (see Note 9, ‘‘Long-Term Debt’’), as of the end of the day on March 25, 2004, Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, were no longer included in the MacAndrews & Forbes Group for federal income tax purposes.

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2005, 2004 and 2003 for research and development expenditures were $26.1 million, $24.0 million and $25.4 million, respectively.

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

Basic and Diluted Loss per Common Share and Classes of Stock:

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted shares and outstanding stock options using the treasury stock method. Options to purchase 33,033,097, 30,781,700 and 7,707,600 shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the ‘‘Class A Common Stock’’), with weighted average exercise prices of $4.25, $4.66 and $10.66, respectively, were outstanding at December 31, 2005, 2004 and 2003, respectively. Additionally, 3,810,002, 5,725,000 and 1,970,000 shares of unvested restricted stock were outstanding as of December 31, 2005, 2004 and 2003, respectively. Because the Company incurred losses in 2005, 2004 and 2003, these shares are excluded from the calculation of diluted loss per common share as their effect would be antidilutive.

For each period presented, the amount of loss used in the calculation of diluted loss per common share was the same as the amount of loss used in the calculation of basic loss per common share.

Stock-Based Compensation:

SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,‘‘ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value for fiscal periods ended on or before December 31, 2005. For such periods, the Company has chosen to account for stock-based compensation plans using the intrinsic value method as prescribed in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,‘‘ and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Class A Common Stock at the date of the grant over the amount an employee must pay to acquire such common stock.

The following table illustrates the effect on net loss and net loss per basic and diluted common share as if the Company had applied the fair value method to its stock-based compensation under the disclosure provisions of SFAS No. 123 and amended disclosure provisions of SFAS No. 148, ‘‘Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statements No. 123’’, which is more fully described in Note 14, ‘‘Stock Compensation Plan’’:

	Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(83.7)	$(142.5)	$(153.8)
Add-back: Stock-based employee compensation expense included in reported net loss	5.8	5.2	2.2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(22.1)	(30.3)	(7.7)
Pro forma net loss	$(100.0)	$(167.6)	$(159.3)
Basic and diluted loss per common share:
As reported	$(0.23)	$(0.47)	$(2.47)
Pro forma	$(0.27)	$(0.56)	$(2.56)

The Company uses the Black-Scholes option valuation model (‘‘Black-Scholes’’), which is the measure of fair value most often utilized under SFAS No. 123. The Company estimated the fair value of stock-based compensation issued to employees during each respective period using Black-Scholes with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life of option.	4.75 years	7.00 years	7.00 years
Risk-free interest rate	3.95%	3.95%	3.72%
Expected volatility.	61%	69%	70%
Expected dividend yield	N/A	N/A	N/A

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

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, to reduce the effects of fluctuations in foreign currency exchange rates. These contracts, which have been designated as cash flow hedges, were entered into primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies, which have maturities of less than one year. Any unrecognized income (loss) related to these contracts are recorded in the Statement of Operations primarily in cost of goods sold when the underlying transactions hedged are realized (e.g., when inventory is sold or intercompany transactions are settled). Products Corporation enters into these contracts with counterparties that are major financial institutions, and accordingly the Company believes that the risk of counterparty nonperformance is remote. During 2005, 2004 and 2003, net derivative losses of $2.2 million, $1.5 million and $1.5 million, respectively, were reclassified to the Statement of Operations. The notional amount of the foreign currency forward exchange contracts outstanding at December 31, 2005 and 2004 was $31.9 million and $31.5 million, respectively. The fair value of the foreign currency forward exchange contracts outstanding at December 31, 2005 and 2004 was $(0.2) million and $(2.3) million, respectively, and is recorded in ‘‘Accrued expenses and other’’ in the accompanying Consolidated Balance Sheets. The Company had accumulated net derivative losses of $(0.3) million in other comprehensive loss as of December 31, 2005 related to cash flow hedges, all of which will be reclassified into earnings within 12 months. The amount of the hedges' ineffectiveness for the years ended December 31, 2005 and 2004 recorded in the Consolidated Statements of Operations was not significant.

Advertising and Promotion:

Costs associated with advertising and promotion are expensed when incurred. The costs of promotional displays are expensed in the period in which they are shipped to customers. Television advertising production costs are expensed the first time the advertising takes place. Advertising and promotion expenses were $230.5 million, $225.2 million and $251.4 million for 2005, 2004 and 2003, respectively, and were included in SG&A in the Company's Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising or promotional costs, which provide advertising and promotional benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for ‘‘cooperative" advertising programs, end cap placement, shelf placement costs and slotting fees are expensed as incurred and are netted against revenues on the Company's Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with distribution are expensed within SG&A when incurred. Distribution costs were $68.3 million, $62.0 million and $60.4 million for 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as of January 1, 2006 and does not expect that its adoption will have a material impact on its results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’, an amendment to FASB Statements Nos. 123 and 95 (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123,

and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the U.S. Securities and Exchange Commission (the ‘‘SEC’’ or the ‘‘Commission’’) adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company will be effective beginning January 1, 2006. The Company will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of its employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. The Company expects the adoption of SFAS No. 123(R) will have a material impact for 2006.

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs — An Amendment of ARB No. 43, Chapter 4’’. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, ‘‘Inventory Pricing’’, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). Among other provisions, the new rule requires that the aforementioned items be recognized as current-period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company had early adopted the provisions of SFAS No. 151 during the third quarter of 2005, which adoption did not have a material impact on the Company’s consolidated results of operations and financial position.

2.    RESTRUCTURING COSTS AND OTHER, NET

During 2005, the Company recorded net charges of $1.5 million for employee severance and other related personnel benefits. During 2004, the Company recorded net charges of $5.8 million primarily for employee severance and other related personnel benefits for 42 employees in connection with realignments within several departmental functions and international operations, as to which 40 employees had been terminated as of December 31, 2005. In 2003, the Company recorded separate charges of $5.9 million for employee severance and other personnel benefits for 421 employees in certain International operations, as to which 397 employees had been terminated as of December 31, 2005.

Designed to improve profitability by reducing personnel and consolidating certain facilities, the 2000 restructuring program accounted for the obligation of excess leased real estate in the Company's old New York City headquarters, consolidation costs associated with the Company closing certain facilities and the elimination of several domestic and international executive and operational positions. The 2000 restructuring program was fully paid-out in 2004.

Details of the activity described above during 2005, 2004 and 2003 are as follows:

	Balance Beginning of Year	Expenses, Net	Utilized, Net		Balance End of Year
			Cash	Noncash
2005
Employee severance and other personnel benefits:
2003 programs	$3.1	$—	$(1.7)	$(0.2)	$1.2
2004 programs	5.1	1.5	(3.9)	(0.3)	2.4
	8.2	1.5	(5.6)	(0.5)	3.6
Leases and equipment write-offs	2.9	—	(2.0)	(0.3)	0.6
	$11.1	$1.5	$(7.6)	$(0.8)	$4.2
2004
Employee severance and other personnel benefits:
2000 program	$1.8	$—	$(1.8)	$—	$—
2003 program	5.0	0.1	(2.4)	0.4	3.1
2004 program	—	5.9	(0.8)	—	5.1
	6.8	6.0	(5.0)	0.4	8.2
Leases and equipment write-offs	2.2	(0.2)	0.6	0.3	2.9
	$9.0	$5.8	$(4.4)	$0.7	$11.1
2003
Employee severance and other personnel benefits:
2000 program.	$7.0	$—	$(5.2)	$—	$1.8
2003 program.	—	5.9	(0.9)	—	5.0
	7.0	5.9	(6.1)	—	6.8
Relocation	—	0.1	(0.1)	—	—
Leases and equipment write-offs	3.9	—	(1.7)	—	2.2
Other obligations	0.9	—	—	(0.9)	—
	$11.8	$6.0	$(7.9)	$(0.9)	$9.0

As of December 31, 2005, 2004 and 2003, the unpaid balance of the restructuring costs and other, net for reserves are included in ‘‘Accrued expenses and other’’ and ‘‘Other long-term liabilities’’ in the Company's Consolidated Balance Sheets. The remaining balance at December 31, 2005 for employee severance and other personnel benefits is $4.2 million, of which $3.8 million is expected to be paid by the end of 2006 and the remaining obligations of $0.4 million are expected to be paid by the end of 2008.

3.    DISPOSITIONS

In December 2003, the Company sold a facility located in Canada for approximately $5.2 million and leased it back through the end of 2006. In connection with such disposition, the Company would recognize a pre-tax and after-tax net gain of approximately $1.7 million ratably over the remaining 3-year lease term, of which approximately $0.6 million was recognized in each of 2005 and 2004, with the remaining amount to be recognized in 2006. For 2005 and 2004, the Company had no additional dispositions.

4.    INVENTORIES

	December 31,
	2005	2004
Raw materials and supplies	$60.7	$48.1
Work-in-process	17.6	12.2
Finished goods	142.3	94.4
	$220.6	$154.7

5.    PREPAID EXPENSES AND OTHER

	December 31,
	2005	2004
Prepaid expenses	$37.8	$35.4
Note receivable (See Note 11)	—	15.9
Other.	18.9	18.4
	$56.7	$69.7

6.    PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2005	2004
Land and improvements	$2.2	$2.3
Building and improvements	57.6	57.3
Machinery, equipment and capital leases	125.7	125.1
Office furniture, fixtures and capitalized software	110.3	110.6
Leasehold improvements	18.9	17.4
Construction-in-progress	14.9	7.8
	329.6	320.5
Accumulated depreciation	(209.9)	(201.8)
	$119.7	$118.7

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $22.7 million, $34.0 million and $33.7 million, respectively. In 2002, the Company evaluated its management information systems and determined, among other things, to upgrade its systems. As a result of this decision, certain existing information systems were amortized on an accelerated basis. The additional amortization recorded in 2004 and 2003 was $4.3 million and $4.6 million, respectively, and these information systems were then fully amortized in 2004.

7.    ACCRUED EXPENSES AND OTHER

	December 31,
	2005	2004
Sales returns and allowances	$141.2	$103.3
Advertising and promotional costs	48.0	45.5
Compensation and related benefits	61.5	56.9
Interest.	28.5	20.9
Taxes, other than federal income taxes	13.8	13.0
Restructuring costs	3.8	7.6
Other	31.6	36.0
	$328.4	$283.2

8.    SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2004 Credit Agreement (as defined in Note 9)) aggregating $9.0 million and $36.6 million at December 31, 2005 and 2004, respectively. The weighted average interest rate on short-term borrowings outstanding at December 31, 2005 and 2004 was 13.7% and 4.2%, respectively. The higher weighted average interest rate for short-term borrowings in 2005 reflects higher-rate borrowings in certain Latin American countries and the cessation of one of the Company’s cash-collateralized borrowing arrangements with a financial institution. Under these cash-collateralized borrowing arrangements, the Company was permitted to borrow against its cash balances. The cash balances and related borrowings are shown gross in the Company's Consolidated Balance Sheets. As of December 31, 2005 and 2004, the Company had $3.2 million and $36.2 million, respectively, of cash supporting such short-term borrowings. Interest rates on these cash balances at December 31, 2005 and 2004 ranged from 0.3% to 0.5% and 0.5% to 4.5%, respectively.

9.    LONG-TERM DEBT

	December 31,
	2005	2004
2004 Credit Agreement (a):
Term Loan Facility due 2010	$700.0	$800.0
Multi-Currency Facility due 2009	—	—
8 1/8% Senior Notes due 2006 (b)	—	116.2
9% Senior Notes due 2006 (c)	—	75.5
9½% Senior Notes due 2011, net of discounts (d)	386.4	—
8 5/8% Senior Subordinated Notes due 2008 (e)	327.0	327.0
2004 Consolidated MacAndrews & Forbes Line of Credit	—	—
	1,413.4	1,318.7
Less current portion	—	(10.5)
	$1,413.4	$1,308.2

The Company completed two significant financing transactions during 2005: (i) Products Corporation issued $310.0 million aggregate principal amount of its 9½% Senior Notes (as hereinafter defined), and using the proceeds of such notes, Products Corporation completed the redemption of all $116.2 million aggregate principal amount outstanding of its 8 1/8% Senior Notes (as hereinafter defined) and all $75.5 million aggregate principal amount outstanding of its 9% Senior Notes (as hereinafter defined) and prepaid $100.0 million of the Term Loan Facility (as hereinafter defined) and paid related fees and expenses incurred in connection with such transactions and (ii) Products Corporation issued $80.0 million aggregate principal amount of additional 9½% Senior Notes, which priced at 95¼% of par, and used the proceeds to fund general corporate purposes, principally to fund its brand initiatives, namely the relaunch of the Almay brand and the launch of its new Vital Radiance brand.

The Company completed two significant financing transactions during 2004: (i) Revlon, Inc. exchanged approximately $804 million of Products Corporation's debt, $54.6 million of Revlon, Inc. preferred stock and $9.9 million of accrued interest for 299,969,493 shares of Class A Common Stock (the ‘‘Revlon Exchange Transactions’’) and (ii) Products Corporation entered into the 2004 Credit Agreement, consisting of an $800.0 million term loan facility (before giving effect to the $100.0 million prepayment discussed above) and a $160.0 million asset-based multi-currency revolving credit facility, and used the proceeds to refinance its 2001 Credit Agreement (as hereinafter defined) and to complete a tender offer and subsequent redemption of all of its 12% Senior Secured Notes due 2005. See discussion below.

(a)    2004 Credit Agreement:

In July 2004, Products Corporation entered into a new credit agreement (the ‘‘2004 Credit Agreement’’) with certain of its subsidiaries as local borrowing subsidiaries, a syndicate of lenders, and Citicorp USA, Inc., as multi-currency administrative agent, term loan administrative agent and collateral agent.

The 2004 Credit Agreement originally provided up to $960.0 million and, before giving effect to the $100.0 million prepayment in March 2005, consisted of an $800.0 million term loan facility (the ‘‘Term Loan Facility’’) and a $160.0 million asset-based multi-currency facility (the ‘‘Multi-Currency Facility’’), the availability under which varies based upon the borrowing base that is based upon the value of eligible accounts receivable, eligible inventory and eligible real property and equipment in the U.S. and the U.K. from time to time. Products Corporation may request the Multi-Currency Facility to be increased from time to time in an aggregate principal amount not to exceed $50.0 million subject to certain exceptions and subject to the lenders’ agreement. The Multi-Currency Facility is available to: (i) Products Corporation in revolving credit loans denominated in U.S. dollars, (ii) Products Corporation in swing line loans denominated in U.S. dollars up to $25.0 million, (iii) Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $50.0 million and (iv) Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers’ acceptances denominated in U.S. dollars and other currencies, in each case subject to borrowing base availability. If the value of the eligible assets is not sufficient to support the $160.0 million borrowing base, Products Corporation will not have full access to the Multi-Currency Facility. Products Corporation’s ability to make borrowings under the Multi-Currency Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2004 Credit Agreement, including a fixed charge coverage ratio that applies if and when the excess borrowing base is less than $30.0 million. In March 2005, Products Corporation prepaid $100.0 million of indebtedness outstanding under the Term Loan Facility, together with accrued interest and the $5.0 million prepayment fee associated with such prepayment, using proceeds from the issuance of the Original 9½% Senior Notes (as hereinafter defined).

During July and August 2004, Products Corporation used the proceeds from borrowings under the Term Loan Facility to repay in full the $290.5 million of outstanding indebtedness (including accrued interest) under Products Corporation's credit agreement dated November 30, 2001 and which was scheduled to mature on May 30, 2005 (as amended, the ‘‘2001 Credit Agreement’’), to purchase and redeem in July and August 2004 (the ‘‘Tender Offer’’) all of the $363.0 million aggregate principal amount of Products Corporation’s 12% Senior Secured Notes for a purchase price of approximately $412.3 million (including the applicable premium and accrued interest), and to pay fees and expenses incurred in connection with the 2004 Credit Agreement, the Tender Offer for the 12% Senior Secured Notes and the Revlon Exchange Transactions, including the payment of expenses related to a refinancing that Products Corporation launched in May 2004 but did not consummate. The balance of such proceeds was available to Products Corporation for general corporate purposes.

The Multi-Currency Facility will terminate on July 9, 2009 and the loans under the Term Loan Facility will mature on July 9, 2010; provided that the 2004 Credit Agreement will terminate on October 30, 2007 if the 8 5/8% Senior Subordinated Notes (as hereinafter defined) are not redeemed, repurchased, defeased or repaid on or before such date such that not more than $25.0 million in aggregate principal amount of such notes remain outstanding. In addition to customary events of default, it would be an event of default under the 2004 Credit Agreement if Revlon, Inc. fails to undertake an approximately $110.0 million equity issuance and transfer the proceeds of such equity issuance to Products Corporation by March 31, 2006 to promptly reduce its outstanding indebtedness. See Note 20, ‘‘Subsequent Events’’.

Borrowings under the Multi-Currency Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 1.50%; or (B) the Eurodollar Rate plus 2.50%. Loans in foreign currencies bear interest in certain limited circumstances or if mutually acceptable to Products Corporation and the relevant foreign lenders at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.50%. The loans under the Term

Loan Facility bear interest at a rate equal to, at Products Corporation's option, either (A) the Alternate Base Rate plus 5.00%; or (B) the Eurodollar Rate plus 6.00%. At December 31, 2005, the weighted average rate for borrowings under the Term Loan Facility was 10.1%.

The 2004 Credit Agreement requires Products Corporation to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, sales of assets, mergers and acquisitions, dividends and transactions with Products Corporation’s affiliates, each of which is subject to limited exceptions. Additionally, the 2004 Credit Agreement contains financial covenants limiting Products Corporation’s senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) to 5.50 to 1.00 for the four consecutive quarters ending during the period from December 31, 2004 to September 30, 2005; 5.00 to 1.00 for the four consecutive quarters ending during the period from December 31, 2005 to December 31, 2006; and 4.50 to 1.00 for the four consecutive quarters ending March 31, 2007 and each subsequent quarter until the maturity date of the 2004 Credit Agreement. Additionally, under any circumstances when the excess borrowing base under the Multi-Currency Facility is less than $30.0 million for a period of 30 consecutive days or more, Products Corporation would be required to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement) of 1.00 to 1.00. Products Corporation was in compliance with all applicable covenants under the 2004 Credit Agreement as of December 31, 2005. (See Note 20, ‘‘Subsequent Events’’, regarding recent amendments to the financial covenants under the 2004 Credit Agreement).

At December 31, 2005, the Term Loan Facility was fully drawn and availability under the Multi-Currency Facility, based upon the calculated borrowing base less approximately $16 million of outstanding letters of credit, was approximately $144 million, as the Multi-Currency Facility was undrawn.

(b)    Redemption of the 8 1/8% Senior Notes due 2006 (the ‘‘8 1/8% Senior Notes’’):

The 8 1/8% Senior Notes, prior to their redemption in April 2005, were senior unsecured obligations of Products Corporation and ranked equally in right of payment with all existing and future senior debt of Products Corporation, including the 9½% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit (as hereinafter defined) and were senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 8 1/8% Senior Notes were effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest was payable on February 1 and August 1.

The principal amount of $116.2 million outstanding of the 8 1/8% Senior Notes was redeemed in April 2005. The aggregate redemption price of the 8 1/8% Senior Notes was $118.1 million, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes. In connection with the redemption, the Company recognized a loss on extinguishment of debt (see ‘‘(c)’’ below).

(c)    Redemption of the 9% Senior Notes due 2006 (the ‘‘9% Senior Notes’’):

The 9% Senior Notes, prior to their redemption in April 2005, were senior unsecured obligations of Products Corporation and ranked equally in right of payment with all existing and future senior debt of Products Corporation, including the 9½% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit and were senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9% Senior Notes were effectively subordinated to outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest was payable on May 1 and November 1.

The principal amount of $75.5 million outstanding of the 9% Senior Notes was redeemed in April 2005. The aggregate redemption price of the 9% Senior Notes was $79.8 million, which constituted the principal amount, interest payable on the 9% Senior Notes and the applicable premium.

In connection with the redemption of the 9% Senior Notes and the redemption of the 8 1/8% Senior Notes, the Company recognized a loss on extinguishment of debt of $1.5 million.

(d)    9½% Senior Notes due 2011:

Products Corporation issued $310.0 million aggregate principal amount of 9½% Senior Notes due 2011 (the ‘‘Original 9½% Senior Notes’’) pursuant to an indenture, dated as of March 16, 2005, by and between Products Corporation and U.S. Bank National Association, as trustee. This issuance and the related transactions extended the maturities of Products Corporation's debt that would have otherwise been due in 2006.

The proceeds from the Original 9½% Senior Notes were used to prepay $100.0 million of indebtedness outstanding under the Term Loan Facility of Products Corporation’s 2004 Credit Agreement, together with accrued interest and the associated $5.0 million prepayment fee and to pay $7.0 million in certain fees and expenses associated with the issuance of the Original 9½% Senior Notes. The remaining $197.9 million of proceeds from the Original 9½% Senior Notes was placed in a debt defeasance trust and, in April 2005, used to redeem $116.2 million aggregate principal amount outstanding of Products Corporation’s 8 1/8% Senior Notes, plus accrued interest, and $75.5 million aggregate principal amount outstanding of Products Corporation’s 9% Senior Notes, plus accrued interest and the applicable premium. The aggregate redemption amounts for the 8 1/8% Senior Notes and 9% Senior Notes were $118.1 million and $79.8 million, respectively, which constituted the principal amount and interest payable on the 8 1/8% Senior Notes and the 9% Senior Notes up to, but not including, the redemption date, and, with respect to the 9% Senior Notes, the applicable premium. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $1.5 million. Amounts prepaid under the Term Loan Facility permanently reduced the commitment and are not available for future borrowings. In June 2005, all of the Original 9½% Senior Notes were exchanged for new 9½% Senior Notes (the ‘‘March 2005 9½% Senior Notes’’), which have substantially identical terms to the Original 9½% Senior Notes, except that the March 2005 9½% Senior Notes are registered with the SEC under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and the transfer restrictions and registration rights applicable to the Original 9½% Senior Notes do not apply to the March 2005 9½% Senior Notes.

In August 2005, Products Corporation issued $80.0 million aggregate principal amount of additional 9½% Senior Notes due 2011, which priced at 95¼% of par (the "Additional 9½% Senior Notes") in a private placement to institutional buyers, as additional notes pursuant to the same indenture governing the Original 9½% Senior Notes. The issuance of the Additional 9½% Senior Notes constituted a further issuance of, are the same series as, and will vote on any matters submitted to note holders with, the Original 9½% Senior Notes. The Company used the proceeds of this issuance to help fund investments in the Company’s brand initiatives and for general corporate purposes, as well as to pay fees and expenses in connection with the issuance of the Additional 9½% Senior Notes and any outstanding fees and expenses in connection with the issuance of and exchange offer for the Original 9½% Senior Notes.

On December 27, 2005, all of the Additional 9½% Senior Notes issued by Products Corporation were exchanged for new 9½% Senior Notes (the ‘‘August 2005 9½% Senior Notes’’), which have substantially identical terms to the Additional 9½% Senior Notes, except that the August 2005 9½% Senior Notes are registered with the SEC under the Securities Act, and the transfer restrictions and registration rights applicable to the Additional 9½% Senior Notes do not apply to the August 2005 9½% Senior Notes (which are collectively referred to with the March 2005 9½% Senior Notes as the "9½% Senior Notes").

The 9½% Senior Notes are senior unsecured obligations of Products Corporation ranking equally in right of payment with any of Products Corporation's present and future senior indebtedness, including the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 MacAndrews & Forbes Line of Credit, and are senior to the 8 5/8% Senior Subordinated Notes and to all future subordinated indebtedness of Products Corporation. The 9½% Senior Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s subsidiaries. The 9½% Senior Notes bear interest at an annual rate of 9½%, which is payable on April 1 and October 1 of each year, commencing with October 1, 2005. The 9½% Senior Notes indenture provides that Products Corporation may redeem the 9½% Senior Notes at its option, in whole or in part, at any time on or after April 1, 2008, at the redemption prices set forth in the 9½% Senior Notes indenture. In addition, at any time prior to April 1, 2008 Products Corporation is entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes at a redemption price of 109.5% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with, to the extent actually received, the net cash proceeds of one or more public equity offerings, provided that at least 65% of the aggregate principal amount of the 9½% Senior Notes issued remains outstanding immediately after giving effect to such redemption. In addition, the 9½% Senior Notes indenture provides that Products Corporation is entitled to redeem the 9½% Senior Notes at any time or from time to time prior to April 1, 2008 at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest, if any, to the date of redemption, plus (3) the greater of (i) 1.0% of the then outstanding principal amount of such note and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such note on April 1, 2008 (exclusive of any accrued interest) plus (2) all required remaining scheduled interest payments due on such note through April 1, 2008, computed using a discount rate equal to the applicable treasury rate plus 75 basis points, over (B) the then outstanding principal amount of such note. Pursuant to the 9½% Senior Notes indenture, upon a Change of Control (as defined in the 9½% Senior Notes indenture), each holder of the 9½% Senior Notes has the right to require Products Corporation to make an offer to repurchase all or a portion of such holder's 9½% Senior Notes at a price equal to 101% of the principal amount of such holder's 9½% Senior Notes, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 9½% Senior Notes indenture contains covenants which, subject to certain exceptions, limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions. The 9½% Senior Notes indenture contains customary events of default (see below item (e) for details).

(e)    The 8 5/8% Senior Subordinated Notes due 2008 (the "8 5/8% Senior Subordinated Notes"):

The 8 5/8% Senior Subordinated Notes are general unsecured obligations of Products Corporation and (i) are subordinate in right of payment to all existing and future senior debt of Products Corporation, including the 9½% Senior Notes, the indebtedness under the 2004 Credit Agreement and the indebtedness under the 2004 Consolidated MacAndrews & Forbes Line of Credit, (ii) rank equally in right of payment with all future senior subordinated debt, if any, of Products Corporation and (iii) are senior in right of payment to all future junior subordinated debt, if any, of Products Corporation. The 8 5/8% Senior Subordinated Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation's subsidiaries. Interest is payable on February 1 and August 1.

The 8 5/8% Senior Subordinated Notes are due February 2008 and may be redeemed at the option of Products Corporation in whole or from time to time in part at any time on or after February 1, 2003 at the redemption prices set forth in the 8 5/8% Senior Subordinated Notes indenture, plus accrued and unpaid interest, if any, to the date of redemption. The 2004 Credit Agreement requires that Products Corporation redeem, repurchase or defease on or before October 30, 2007 the 8 5/8% Senior Subordinated Notes such that not more than $25.0 million in aggregate principal amount of the 8 5/8% Senior Subordinated Notes remains outstanding. Otherwise, the 2004 Credit Facilities will terminate and all amounts outstanding under the 2004 Credit Facilities will become due on such date. In 2004, approximately $322.9 million principal amount of the 8 5/8% Senior Subordinated Notes were exchanged for Class A Common Stock in the Revlon Exchange Transactions, as discussed below. See Note 20, ‘‘Subsequent Events’’, regarding the Company’s plans to redeem, repurchase or defease approximately $110 million of the 8 5/8% Senior Subordinated Notes.

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

The 8 5/8% Senior Subordinated Notes indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation, (ii) the incurrence of liens, (iii) the issuance of debt and preferred stock by Products Corporation's subsidiaries, (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation, (v) the sale of assets and subsidiary stock, (vi) transactions with affiliates, (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation's assets and (viii) the issuance of additional subordinated debt that is senior in right of payment to the 8 5/8% Senior Subordinated Notes. The 8 5/8% Senior Subordinated Notes indenture also prohibits certain restrictions on distributions from subsidiaries. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The indenture for each of the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes contain customary events of default for debt instruments of such type and includes a cross acceleration provision which provides that it shall be an event of default under each such indenture if any debt (as defined in each such indenture) of Products Corporation or any of its significant subsidiaries (as defined in each such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the trustee under such indenture. If any such event of default occurs, the trustee under such indenture or the holders of at least 25% in principal amount of the outstanding notes under such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under such indenture. In connection with the Revlon Exchange Transactions, in February 2004, Revlon, Inc. entered into a supplemental indenture pursuant to which it agreed to guarantee Products Corporation’s obligations under the 8 5/8% Senior Subordinated Notes indenture.

2004 Consolidated MacAndrews & Forbes Line of Credit

In July 2004, Products Corporation and MacAndrews & Forbes Inc. entered into an agreement, which effective as of August 10, 2004 amended, restated and consolidated the facilities for the MacAndrews & Forbes $65 million line of credit (which was undrawn at such time) and the 2004 MacAndrews & Forbes $125 million term loan (as to which after the Revlon Exchange Transactions the total term loan availability was $87.0 million) into a single consolidated line of credit (as amended, the ‘‘2004 Consolidated MacAndrews & Forbes Line of Credit’’). As of December 31, 2005, the 2004 Consolidated MacAndrews & Forbes Line of Credit had availability of $87.0 million. The commitment under the 2004 Consolidated MacAndrews & Forbes Line of Credit reduced to $87.0 million from $152.0 million as of July 1, 2005. In August 2005, the 2004 Consolidated MacAndrews & Forbes Line of Credit was amended to provide that such line of credit is available to assist the Company in funding its brand initiatives. See Note 20, ‘‘Subsequent Events’’, regarding an extension of the term of the 2004 Consolidated MacAndrews & Forbes Line of Credit.

Loans are available under the 2004 Consolidated MacAndrews & Forbes Line of Credit if (i) the Multi-Currency Facility under the 2004 Credit Agreement has been substantially drawn (after taking into account anticipated needs for Local Loans (as defined in the 2004 Credit Agreement) and letters of credit), (ii) such borrowing is necessary to cause the excess borrowing base under the Multi-Currency Facility to remain greater than $30.0 million, (iii) additional revolving loans are not available under the Multi-Currency Facility, (iv) such borrowing is reasonably necessary to prevent or to cure a default or event of default under the 2004 Credit Agreement or (v) Products Corporation requests such loan to assist in funding the Company’s investments in its brand initiatives.

Loans under the 2004 Consolidated MacAndrews & Forbes Line of Credit bear interest (which is not payable in cash but is capitalized quarterly in arrears) at a rate per annum equal to the lesser of (a) 12.0% and (b) 0.25% less than the rate payable from time to time on Eurodollar loans under the Term Loan Facility under the 2004 Credit Agreement, which the effective interest rate was 9.35% as of December 31, 2005, provided that at any time that the Eurodollar Base Rate under the 2004 Credit Agreement is equal to or greater than 3.0%, the applicable rate on loans under the 2004 Consolidated MacAndrews

& Forbes Line of Credit will be equal to the lesser of (x) 12.0% and (y) 5.25% over the Eurodollar Base Rate then in effect. As of December 31, 2005, the 2004 Consolidated MacAndrews & Forbes Line of Credit was undrawn.

During 1992, Revlon Holdings (as hereinafter defined) made an advance of $25.0 million to Products Corporation, evidenced by subordinated noninterest-bearing demand notes. The notes were subsequently adjusted by offsets and additional amounts loaned by Revlon Holdings to Products Corporation. In March 2004, the balance of $24.1 million was exchanged for Class A Common Stock in the Revlon Exchange Transactions as discussed below.

The aggregate amounts of contractual long-term debt maturities at December 31, 2005 in the years 2006 through 2010 and thereafter are as follows:

Years ended December 31,	Long-term debt maturities
2006	$—
2007	—
2008	327.0	(1)
2009	—
2010	700.0
Thereafter	390.0	(2)
Total long-term debt	$1,417.0

(1)	Amount refers to the aggregate principal balance due on the 8 5/8% Senior Subordinated Notes, which is due 2008. However, the 2004 Credit Agreement requires that Products Corporation redeem, repurchase or defease on or before October 30, 2007 the 8 5/8% Senior Subordinated Notes such that not more than $25.0 million in aggregate principal amount of such notes remain outstanding. See Note 20, ‘‘Subsequent Events’’.

(2)	Amount refers to the principal balance due on the 9½% Senior Notes. The difference between this amount and the carrying amount is due to the issuance of the $80.0 million Additional 9½% Senior Notes at a discount, priced at 95¼% of par.

Revlon Exchange Transactions

In February 2004, Revlon, Inc. entered into agreements with Fidelity Management & Research Co. (‘‘Fidelity’’) and MacAndrews & Forbes confirming that if Revlon, Inc. were to commence an offer to exchange or convert certain indebtedness of Products Corporation and Revlon, Inc. preferred stock for Class A Common Stock, Fidelity and MacAndrews & Forbes would tender, or cause to be tendered, certain indebtedness in the exchange. In February 2004, Revlon, Inc. launched debt-for-equity exchange offers to exchange any and all of Products Corporation’s outstanding 8 1/8% Senior Notes, 9% Senior Notes, and 8 5/8% Senior Subordinated Notes (collectively, the ‘‘Revlon Exchange Notes’’) for shares of Revlon, Inc.'s Class A Common Stock or, under certain conditions, cash.

Fidelity and MacAndrews & Forbes agreed to tender the Revlon Exchange Notes at a ratio of 400 shares of Class A Common Stock for each one thousand dollars principal of 8 1/8% Senior Notes or 9% Senior Notes and 300 shares of Class A Common Stock for each one thousand dollars principal of 8 5/8% Senior Subordinated Notes tendered for exchange. The agreements allowed Fidelity the right to elect to receive cash or additional shares of Class A Common Stock for accrued interest on the notes tendered while MacAndrews & Forbes received Class A Common Stock for the accrued interest. Other holders were offered the opportunity to exchange their Revlon Exchange Notes for (i) shares of Class A Common Stock at the same exchange ratios or, under certain conditions, (ii) cash up to a maximum of $150 million aggregate principal of tendered Revlon Exchange Notes, subject to proration, at $830 per one thousand dollars principal for the 8 1/8% Senior Notes, $800 per one thousand dollars principal for the 9% Senior Notes and $620 per one thousand dollars principal for the 8 5/8% Senior Subordinated Notes. Accrued interest was paid in cash or additional shares of Class A Common Stock, at the holder's option.

An aggregate of approximately $631.2 million in outstanding notes, consisting of approximately $133.8 million of 8 1/8% Senior Notes, approximately $174.5 million of the 9% Senior Notes and approximately $322.9 million of the 8 5/8% Senior Subordinated Notes were exchanged, along with the related accrued interest, for an aggregate of approximately 224.1 million shares of Class A Common Stock. These amounts included approximately $1.0 million of 9% Senior Notes and $286.7 million of 8 5/8% Senior Subordinated Notes tendered by MacAndrews & Forbes and related entities and approximately $85.9 million of 9% Senior Notes, approximately $77.8 million of 8 1/8% Senior Notes and approximately $32.1 million of 8 5/8% Senior Subordinated Notes tendered by funds and accounts managed by Fidelity. No cash was paid for any principal amount of notes exchanged.

MacAndrews & Forbes also received Class A Common Stock for amounts outstanding as of the March 25, 2004 closing date under the MacAndrews & Forbes $100 million term loan (approximately $109.7 million, including accrued interest), the 2004 MacAndrews & Forbes $125 million term loan (approximately $38.9 million, including accrued interest) and approximately $24.1 million in subordinated promissory notes. Amounts under the MacAndrews & Forbes $100 million term loan and 2004 MacAndrews & Forbes $125 million term loan, which exchanged at 400 shares per thousand dollars, exchanged for approximately 43.9 million shares and 15.6 million shares, respectively. Amounts under the subordinated promissory notes, which exchanged at 300 shares per thousand dollars, exchanged for approximately 7.2 million shares. Portions of the 2004 MacAndrews & Forbes $125 million term loan and the MacAndrews & Forbes $65 million line of credit not exchanged remained available to Products Corporation, subject to a borrowing limitation, which was subsequently eliminated. As mentioned above, the 2004 MacAndrews & Forbes $125 million term loan and the MacAndrews & Forbes $65 million line of credit were consolidated into the 2004 Consolidated MacAndrews & Forbes Line of Credit in July 2004.

REV Holdings LLC (‘‘REV Holdings’’), a wholly owned indirect subsidiary of MacAndrews & Forbes Holdings, owned all 546 shares of Revlon, Inc.'s outstanding Series A preferred stock with a par value of $0.01 per share and a liquidation preference of $54.6 million (‘‘Revlon, Inc. Series A Preferred Stock’’) and all 4,333 shares of Revlon, Inc.'s outstanding Series B convertible preferred stock, with a par value of $0.01 per share (‘‘Revlon, Inc. Series B Preferred Stock’’) and which were convertible into 433,333 shares of Class A Common Stock. As part of the Revlon Exchange Transactions, REV Holdings exchanged each $1,000 of liquidation preference of Revlon, Inc. Series A Preferred Stock for 160 shares of Class A Common Stock for an aggregate of approximately 8.7 million shares of Class A Common Stock and converted its shares of Revlon, Inc. Series B Preferred Stock into an aggregate of 433,333 shares of Class A Common Stock.

The consummation of the Revlon Exchange Transactions on March 25, 2004 resulted in (i) the reduction of debt, preferred stock and accrued interest of approximately $804 million (as of such date), $54.6 million and $9.9 million, respectively, resulting from the issuance of 299,969,493 shares of Class A Common Stock and (ii) resulted in a decrease to capital deficiency of $879.3 million, including $79.9 million as a result of the exchange or conversion of debt and preferred stock by MacAndrews & Forbes, calculated as the difference between the market value on March 25, 2004 of the Class A Common Stock issued and the principal amount of debt and preferred stock exchanged or converted, together with accrued interest. Additionally, the Company recognized a loss on early extinguishment of debt of $32.0 million for the write-off of unamortized debt issuance costs and debt discount, estimated fees and expenses and the difference between the market value on March 25, 2004 of the shares of Class A Common Stock issued and the principal amount of debt exchanged by third parties (other than by MacAndrews & Forbes), together with accrued interest, of $15.5 million.

In February 2004, Revlon, Inc. and Fidelity also entered into a stockholders agreement (the ‘‘Stockholders Agreement’’) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by New York Stock Exchange listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. would establish and maintain a Nominating and Corporate Governance Committee of the Board of Directors, which it formed in March 2004; and (iii) Revlon, Inc. agreed to certain restrictions with respect to Revlon, Inc.’s conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). This Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.'s outstanding voting stock.

Also in February 2004, Revlon, Inc. and MacAndrews & Forbes also entered into an investment agreement (as amended, the ‘‘2004 Investment Agreement’’) pursuant to which MacAndrews and Forbes committed to assisting the Company with its goal of reducing Products Corporation's indebtedness by an additional $200 million in the aggregate by the end of 2004 and further by an additional $100 million in the aggregate by March 2006. Pursuant to the 2004 Investment Agreement, MacAndrews & Forbes agreed, among other things, (i) to the extent that a minimum of $150 million aggregate principal amount of notes were not tendered in the Revlon Exchange Transaction, to back-stop the exchange offers by subscribing for additional shares of Revlon, Inc.'s Class A Common Stock at a purchase price of $2.50 per share, to the extent of any shortfall, the proceeds of which would be used to reduce Products Corporation's outstanding indebtedness; (ii) to back-stop a rights offering in an amount necessary to meet the $200 million aggregate debt reduction target by December 31, 2004, not to exceed $50 million since at least $150 million of debt reduction in the aggregate was ensured as a result of the MacAndrews & Forbes back-stop obligations discussed in (i) above; and (iii) to back-stop an equity or rights offering in an amount necessary to meet the $300 million aggregate debt reduction target by March 31, 2006, not to exceed $100 million since at least $200 million of debt reduction in the aggregate is ensured as a result of the back-stop obligations discussed in (i) and (ii) above (such equity offerings together with the Revlon Exchange Transactions are the ‘‘Debt Reduction Transactions’’). In connection with the closing of the Revlon Exchange Transactions on March 25, 2004, MacAndrews & Forbes Holdings executed a joinder agreement to the Revlon, Inc. registration rights agreement pursuant to which all Class A Common Stock acquired by MacAndrews & Forbes will be deemed to be registrable securities. In August 2005, in connection with Revlon, Inc.’s plan to issue $185.0 million of equity, MacAndrews & Forbes and Revlon, Inc. amended the 2004 Investment Agreement to increase MacAndrews & Forbes' commitment to purchase such equity as is necessary to ensure that Revlon, Inc. issues $185.0 million of equity. (See Note 20, ‘‘Subsequent Events’’).

In connection with consummating the Revlon Exchange Transactions, Revlon, Inc. announced that its previously - announced plan to launch a rights offering and use the proceeds to reduce debt by a further $50 million by year-end 2004 was reduced to $9.7 million, as a result of $190.3 million of Revlon Exchange Notes having been exchanged in excess of the Revlon Exchange Notes committed to be exchanged by MacAndrews & Forbes and Fidelity under their respective support agreements. This $190.3 million more than satisfied Revlon, Inc.'s plan to reduce debt through the Revlon Exchange Offers (as hereinafter defined) by $150 million in addition to the Revlon Exchange Notes that were committed to be exchanged in the support agreements with MacAndrews & Forbes and Fidelity. The $40.3 million difference satisfied all but $9.7 million of the Company's plan to reduce debt (in addition to the Revlon Exchange Notes) by a further $50 million by year-end 2004. Because the costs and expenses, as well as the use of organizational resources, associated with a $9.7 million rights offering would have been unduly disproportionate, Revlon, Inc.'s support agreements with MacAndrews & Forbes and Fidelity and the 2004 Investment Agreement relating to the Company's debt reduction plan were amended to enable Revlon, Inc. to satisfy the remaining $9.7 million of debt reduction as part of the final stage of the Company's debt reduction plan. Consistent with agreements between MacAndrews & Forbes and Revlon, Inc. entered into contemporaneously with the agreements relating to the Revlon Exchange Transactions, MacAndrews & Forbes agreed to back-stop the proposed equity issuance. See Note 20, ‘‘Subsequent Events’’.

Liquidity Considerations

The Company expects that operating revenues, cash on hand, the net cash proceeds from Revlon, Inc.’s planned $75 million equity issuance described in Note 20, ‘‘Subsequent Events’’ and funds available for borrowing under the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2006, including cash requirements in connection with the Company’s operations, the continued implementation of, and refinement to, the Company’s plan, cash requirements in connection with the Company’s restructuring programs referred to above (including as described in Note 20, ‘‘Subsequent Events’’), the Company’s debt service requirements and regularly scheduled pension and post-retirement plan contributions. However, there can be no assurance that such funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenue growth is not achieved because, for example, of decreased consumer spending in response to weak economic conditions or weakness in the mass-market cosmetics category, adverse changes in currency, increased competition from the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management or the Company’s advertising and marketing plans or brand initiatives are not as successful as anticipated, or if the Company’s expenses associated with the continued implementation of, and refinement to, the Company’s plan exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company's products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management and/or increased returns or expenses associated with the continued implementation of, and refinement to, the Company's plan exceeding its expectations, any such development, if significant, could reduce Products Corporation's revenues and could adversely affect Products Corporation's ability to comply with certain financial covenants under the 2004 Credit Agreement and in such event the Company could be required to take measures, including reducing discretionary spending.

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more alternatives, such as delaying the implementation of or revising aspects of its plan, including reducing or delaying purchases of wall displays or advertising or promotional expenses, reducing or delaying capital spending, delaying, reducing or revising restructuring programs (including as described in Note 20, ‘‘Subsequent Events’’), restructuring indebtedness, selling assets or operations, seeking additional capital contributions or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties, selling additional equity securities of Revlon, Inc. (or debt securities of Products Corporation) or reducing other discretionary spending. There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation's debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation's various debt instruments then in effect, because of restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the

Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital.

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.'s Class A Common Stock that may be authorized by Revlon, Inc.’s Board of Directors. The terms of the 2004 Credit Agreement, the 2004 Consolidated MacAndrews & Forbes Line of Credit and the indentures governing the 9½% Senior Notes and the 8 5/8% Senior Subordinated Notes generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal and accounting fees, regulatory fees such as SEC filing fees and other miscellaneous expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Amended and Restated Revlon, Inc. Stock Plan (the ‘‘Stock Plan’’).

10.    FINANCIAL INSTRUMENTS

The fair value of the Company's long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2005 and 2004, respectively, was approximately $40.0 million and $38.3 million less than the carrying values of $1,413.4 million and $1,318.7 million, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $16.0 million and $17.0 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2005 and 2004, respectively. Included in these amounts is approximately $11.9 million and $11.0 million, at December 31, 2005 and 2004, respectively, in standby letters of credit, which support Products Corporation's self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11.    INCOME TAXES

The Company's loss before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Loss before income taxes:
Domestic	$(97.2)	$(165.8)	$(136.5)
Foreign	22.0	32.6	(16.8)
	$(75.2)	$(133.2)	$(153.3)
Provision (benefit) for income taxes:
Federal	$0.1	$(1.7)	$(4.4)
State and local	0.4	(0.8)	0.4
Foreign	8.0	11.8	4.5
	$8.5	$9.3	$0.5
Current	$15.2	$12.6	$8.3
Deferred	0.1	1.6	1.9
Benefits of operating loss carryforwards	(3.0)	(2.0)	(1.9)
Resolution of tax matters	(3.8)	(2.9)	(7.8)
	$8.5	$9.3	$0.5

The effective tax rate on loss before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes, net of federal income tax benefit	0.4	0.2	0.2
Foreign and U.S. tax effects attributable to operations outside the U.S.	14.4	(4.5)	2.1
Loss on early extinguishment of debt	—	(14.9)	—
Change in valuation allowance	36.8	61.5	38.1
Sale of businesses	—	—	—
Resolution of tax audits	(5.2)	(2.2)	(5.1)
Other	(0.2)	1.8	—
Effective rate	11.2%	6.9%	0.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$1.3	$1.5
Inventories	13.6	13.0
Net operating loss carryforwards - domestic	182.6	176.8
Net operating loss carryforwards - foreign	122.9	135.4
Accruals and related reserves	1.4	4.4
Employee benefits	63.0	67.1
State and local taxes	7.6	7.6
Advertising, sales discounts and returns and coupon redemptions	50.3	36.2
Other	34.2	29.7
Total gross deferred tax assets	476.9	471.7
Less valuation allowance	(447.2)	(441.7)
Total deferred tax assets, net of valuation allowance	29.7	30.0
Deferred tax liabilities:
Plant, equipment and other assets	(24.2)	(23.5)
Other	(1.6)	(2.1)
Total gross deferred tax liabilities	(25.8)	(25.6)
Net deferred tax assets	$3.9	$4.4

In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of certain deductible differences existing at December 31, 2005. The valuation allowance increased by $5.5 million during 2005 and decreased by $186.3 million during 2004.

During 2005, 2004 and 2003, certain of the Company's foreign subsidiaries used operating loss carryforwards to credit the current provision for income taxes by $1.1 million, $2.0 million, and $1.9 million, respectively. Certain other foreign operations generated losses during 2005, 2004 and 2003 for which the potential tax benefit was reduced by a valuation allowance. During 2005 the Company used domestic operating loss carryforwards to credit the current provision for income taxes by $1.9 million. At December 31, 2005, the Company had tax loss carryforwards of approximately $916.4 million of which $394.6 million are foreign and $521.8 million are domestic. Of the domestic losses, $111.4 million represent tax losses generated by the Company from March 26, 2004 to December 31, 2004, and $410.4 million represent losses of the Company not absorbed by the MacAndrews & Forbes Group in accordance with the Internal Revenue Code of 1986 (as amended, the "Code") and the Treasury regulations issued thereunder, offset by losses used by the Company in 2005. The losses expire in future years as follows: 2006-$51.8 million; 2007-$119.1 million; 2008-$182.8 million; 2009-$88.1 million; 2010 and beyond−$219.9 million; and unlimited−$254.7 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As a result of the closing of the Revlon Exchange Transactions, as of the end of the day on March 25, 2004, Revlon Inc., Products Corporation and its U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes (see further discussion immediately below). The Code and the Treasury regulations issued thereunder govern both the calculation of the amount and allocation to the members of the MacAndrews & Forbes Group of any consolidated federal net operating losses (‘‘CNOLs’’) of the group that will be available to offset Revlon, Inc.’s taxable income and the taxable income of its U.S. subsidiaries, including Products Corporation, for the taxable years beginning after March 25, 2004. Only the amount of any CNOLs that the MacAndrews & Forbes Group did not absorb by December 31, 2004 will be available to be allocated to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, for their taxable years beginning on March 26, 2004. MacAndrews & Forbes Holdings has indicated that, after giving effect to the CNOLs that the MacAndrews & Forbes Group reported as having absorbed on its 2004 consolidated federal income tax return, $415.9 million in U.S. federal net operating losses and $15.2 million of alternative minimum tax losses were available to Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, after March 25, 2004. These amounts are subject to change if the Internal Revenue Service adjusts the results of the MacAndrews & Forbes Group or if the MacAndrews & Forbes Group amends its returns for the tax years ended on or before December 31, 2004. Any losses that Revlon, Inc. and its U.S. subsidiaries, including Products Corporation, generate after March 25, 2004 will be available to Revlon, Inc. for its use and its U.S. subsidiaries', including Products Corporation’s, use and will not be available for the use of the MacAndrews & Forbes Group.

The Company has not provided for U.S. Federal and foreign withholding taxes on $44.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2005, because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. The MacAndrews & Forbes Tax Sharing Agreement (as hereinafter defined) will remain in effect solely for taxable periods beginning on or after January 1, 1992, through and including March 25, 2004. In these taxable periods, Revlon, Inc. and Products Corporation were included in the MacAndrews & Forbes Group, and Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. In June 1992, Revlon Holdings, Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the ‘‘MacAndrews & Forbes Tax Sharing Agreement’’), pursuant to which MacAndrews & Forbes Holdings agreed to indemnify Revlon, Inc. and Products Corporation against federal, state or local income tax liabilities of the MacAndrews & Forbes Group (other than in respect of Revlon, Inc. and Products Corporation) for taxable periods beginning on or after January 1, 1992 during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of such group. Pursuant to the MacAndrews & Forbes Tax Sharing Agreement, for all such taxable periods, Products Corporation was required to pay to Revlon, Inc., which in turn was required to pay to Revlon Holdings, amounts equal to the taxes that Products Corporation would otherwise have had to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which was attributable to Products Corporation), except that Products Corporation was not entitled to carry back any losses to taxable periods ending prior to January 1, 1992. No payments were required by Products Corporation or Revlon, Inc. if and to the extent Products Corporation was prohibited under the terms of its 2004 Credit Agreement from making tax sharing payments to Revlon, Inc. The 2004 Credit Agreement prohibits Products Corporation from making such tax sharing payments under the MacAndrews & Forbes Tax Sharing Agreement other than in respect of state, local and federal taxes. The MacAndrews & Forbes Tax Sharing Agreement was amended, effective as of January 1, 2001, to eliminate a contingent payment to Revlon, Inc. under certain circumstances in return for a $10 million note by MacAndrews & Forbes Holdings, with interest at 12% and interest and principal payable in December 2005, which was paid in full. As a result of tax net operating losses, there were no federal tax payments or payments in lieu of taxes pursuant to the MacAndrews & Forbes Tax Sharing Agreement in respect of 2004.

Following the closing of the Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss will be included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the ‘‘Revlon Tax Sharing Agreement’’) pursuant to which Products Corporation will be required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities. The 2004 Credit Agreement does not prohibit payments from Products Corporation to Revlon, Inc. to the extent required under the Revlon Tax Sharing Agreement. As a result of tax net operating losses, there were no federal tax payments or payments in lieu of taxes from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2004. The Company expects that there will be federal alternative minimum tax payments of $0.1 million from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement in respect of 2005.

Pursuant to the asset transfer agreement referred to in Note 16, Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings. During the second quarter of 2003, the Company resolved various tax audits, which resulted in a tax benefit of $13.9 million, of which $6.9 million was recorded directly to capital deficiency since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992 (see Note 16, ‘‘Related Party Transactions’’). During 2004, the Company resolved various state and federal tax audits and determined that certain tax liabilities were no longer probable, which resulted in a tax benefit of $19.3 million, of which $16.4 million was recorded to capital deficiency since it relates to liabilities assumed by Products Corporation in connection with the transfer agreements related to Products Corporation's formation in 1992 (see Note 16, ‘‘Related Party Transactions’’). During 2005, the Company resolved various tax matters and determined certain tax liabilities were no longer probable, which resulted in a tax benefit of $3.8 million, none of which was recorded to capital deficiency. In the normal course of business the Company is subject to tax examinations in both domestic and foreign jurisdictions. The Company believes that adequate provisions have been made for adjustments that may result from such tax examinations.

12.    SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the ‘‘Savings Plan’’), which allows eligible participants to contribute up to 25% and highly compensated employees to contribute up to 6% of qualified compensation through payroll deductions. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company may also contribute from time to time profit sharing contributions (if any) for non-bonus eligible employees. In 2005, 2004 and 2003, the Company made cash matching contributions to the Savings Plan of approximately $2.9 million, $2.7 million and $2.8 million, respectively. There were no additional contributions or profit sharing contributions made during those years.

Pension Benefits:

The Company sponsors a number of qualified defined benefit pension plans covering a substantial portion of the Company's employees in the U.S., as well as certain other non-U.S. employees. The Company also has nonqualified pension plans which provide benefits in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These plans are funded from the general assets of the Company.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, the cost of which has been apportioned to Revlon Holdings under the reimbursement agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 16, ‘‘Related Party Transactions — Reimbursement Agreements’’).

The Company uses September 30 as its measurement date for pension and other post-retirement plans obligations and assets.

Information regarding the Company's significant pension and other post-retirement plans at the dates indicated is as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation – September 30 of prior year	$(557.8)	$(518.2)	$(13.0)	$(17.1)
Service cost	(9.6)	(9.9)	(0.1)	(0.1)
Interest cost	(31.0)	(30.6)	(0.9)	(0.8)
Plan amendments	—	—	(0.5)	4.2
Actuarial loss	(20.3)	(21.8)	—	(0.1)
Benefits paid	27.5	26.6	1.1	1.0
Foreign exchange	4.9	(3.6)	0.2	—
Plan participant contributions	(0.2)	(0.3)	—	—
Benefit obligation – September 30 of current year	(586.5)	(557.8)	(13.2)	(12.9)
Change in Plan Assets:
Fair value of plan assets – September 30 of prior year	341.5	298.6	—	—
Actual return (loss) on plan assets.	44.0	36.6	—	—
Employer contributions	27.5	30.3	1.1	1.0
Plan participant contributions	0.2	0.3	—	—
Benefits paid	(27.2)	(26.5)	(1.1)	(1.0)
Foreign exchange	(3.0)	2.2	—	—
Fair value of plan assets – September 30 of current year	383.0	341.5	—	—
Funded status of plans	(203.5)	(216.3)	(13.2)	(12.9)
Amounts contributed to plans during fourth quarter	2.3	4.3	0.2	0.2
Unrecognized net loss	130.0	135.1	1.6	1.5
Unrecognized prior service cost	(3.6)	(4.1)	—	—
Accrued net periodic benefit cost at December 31,	$(74.8)	$(81.0)	$(11.4)	$(11.2)

	Pension Plans		Other Post-retirement Benefit Plans
	December 31,
	2005	2004	2005	2004
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid expenses	$6.2	$6.8	$—	$—
Accrued expenses	(31.6)	(23.3)	—	—
Other long-term liabilities	(157.2)	(179.0)	(11.4)	(11.2)
Intangible asset	0.2	0.3	—	—
Accumulated other comprehensive loss	107.0	113.7	—	—
Other long-term assets	0.6	0.5	—	—
	$(74.8)	$(81.0)	$(11.4)	$(11.2)

With respect to the above accrued net periodic benefit costs, the Company has recorded a receivable from affiliates of $1.9 million and $1.3 million at December 31, 2005 and 2004, respectively, relating to Revlon Holdings' participation in the Company's pension plans and $1.0 million and $1.1 million at December 31, 2005 and 2004, respectively, for other post-retirement net periodic benefits costs attributable to Revlon Holdings.

Where the accumulated benefit obligation exceeded the related fair value of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	September 30,
	2005	2004	2003
Projected benefit obligation	$586.5	$557.8	$518.2
Accumulated benefit obligation	567.6	541.0	502.4
Fair value of plan assets	383.0	341.5	298.6

The components of net periodic benefit cost for the plans are as follows:

	Pension Plans			Other Post-retirement Benefit Plans
	Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Service cost	$9.6	$9.9	$11.8	$0.1	$0.1	$0.3
Interest cost	31.0	30.6	29.2	0.9	0.8	1.0
Expected return on plan assets	(28.3)	(24.7)	(21.3)	—	—	—
Amortization of prior service cost	(0.6)	(0.6)	(0.8)	—	—	—
Amortization of net transition asset	—	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss (gain)	7.4	9.6	9.5	0.1	—	(0.1)
	19.1	24.7	28.3	1.1	0.9	1.2
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.3)	—	—	—
	$19.0	$24.6	$28.0	$1.1	$0.9	$1.2

The Company recognized $3.3 million of income in 2004 related to a reduction in the liability for an International post-retirement benefit arrangement whose terms were modified.

The following weighted-average assumptions were used in accounting for both the benefit obligations and net periodic benefit cost of the pension plans:

	U.S. Plans			International Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.5%	5.75%	6.0%	5.0%	5.5%	5.4%
Expected return on plan assets	8.5	8.5	8.8	6.7	7.0	7.1
Rate of future compensation increases	4.0	4.0	4.0	3.7	3.7	3.6

The 5.5% discount rate for the U.S. plans was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics, such as Moody’s Aa Corporate Bond Index and the Citigroup Pension Discount Curve, to select a rate at which the Company believes the U.S. pension benefits could be effectively settled. The discount rates for the Company’s primary international plans were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

The Company considers a number of factors to determine its expected rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the plan portfolios' asset allocations over a variety of time periods and compared them with third-party studies and reviewed performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans' advisers, investment managers and actuaries. While the Company considered recent performance and the historical performance of plan assets over a ten-year period (from 1995 to 2005), the results of which exceeded the Company’s expected rate of return, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected the 8.5% return on assets assumption used for the U.S pension plans. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

The following table presents domestic and foreign pension plan assets information at September 30, 2005, 2004 and 2003:

	U.S. Plans			International Plans
	2005	2004	2003	2005	2004	2003
Fair value of plan assets	$347.5	$308.9	$272.1	$35.5	$32.6	$26.5

The Investment Committee for the Company's pension plans (the ‘‘Investment Committee’’) has adopted (and revises from time to time) an investment policy for the U.S. pension plans intended to meet or exceed the expected rate of return on plan assets assumption. In connection with this objective, the Investment Committee retains professional investment managers that invest plan assets in the following asset classes: equity and fixed income securities, real estate, and cash and other investments, which may include hedge funds and private equity and global balanced strategies. The International plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.

The U.S. pension plans currently have the following target ranges for these asset classes, which are reviewed quarterly and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the goal of achieving the required return at a reasonable risk level as follows:

Target Ranges
Asset Category:
Equity securities	37% – 47%
Fixed income securities	17% – 25%
Real estate	0% – 8%
Cash and other investments	8% – 18%
Global balanced strategies	15% – 25%

The U.S. pension plans weighted-average asset allocations at September 30, 2005 and 2004 by asset categories were as follows:

	2005	2004
Asset Category:
Equity securities	43.6%	45.7%
Fixed income securities	17.9	25.5
Real estate	4.4	4.0
Cash and other investments	13.7	8.2
Global balanced strategies	20.4	16.6
	100.0%	100.0%

Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities ranging from small to large capitalization stocks and U.S. and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from U.S. Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. Within the real estate asset class, the investment policy provides for investment in a diversified commingled pool of real estate properties across the U.S. In the cash and other investments asset class, investments may be in cash and cash equivalents and other investments, which may include hedge funds and private equity not covered in the classes listed above, provided that such investments are approved by the Investment Committee prior to their selection. Within the global balanced strategies, the investment policy provides for investments in a broad range of publicly traded stocks and bonds in both U.S. and international markets as described in the asset classes listed above. In addition, the global balanced strategies can include commodities, provided that such investments are approved by the Investment Committee prior to their selection.

The Investment Committee’s investment policy does not allow the use of derivatives for speculative purposes, but such policy does allow its investment managers to use derivatives to reduce risk exposures or to replicate exposures of a particular asset class.

Contributions:

The Company’s policy is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2006, the Company expects to contribute approximately $31.6 million to its pension plans and $1.0 million to other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Pension Benefits	Total Other Benefits
2006	$28.5	$1.1
2007	29.9	1.2
2008	31.9	1.2
2009	33.3	1.2
2010	35.0	1.2
Years 2011 to 2015	197.3	6.0

13.    STOCKHOLDERS' EQUITY

Information about the Company's preferred, common and treasury stock issued and/or outstanding is as follows:

	Preferred Stock		Common Stock		Treasury Stock
	Class A	Class B	Class A	Class B
Balance, January 1, 2003	546	4,333	22,521,135	31,250,000	—
Stock issuances	—	—	17,605,650	—	—
Restricted stock plans	—	—	200,000	—	—
Cancellation of restricted stock	—	—	(148,334)	—	—
Balance, December 31, 2003	546	4,333	40,178,451	31,250,000	—
Stock issuances	—	—	299,536,000	—	—
Conversions	(546)	(4,333)	433,493	—	—
Restricted stock plans	—	—	4,495,000	—	—
Cancellation of restricted stock	—	—	(50,000)	—	—
Balance, December 31, 2004	—	—	344,592,944	31,250,000	—
Exercise of stock options for common stock	—	—	18,125	—	—
Restricted stock plans	—	—	50,000	—	—
Cancellation of restricted stock	—	—	(188,334)	—	—
Repurchase of restricted stock	—	—	—	—	236,315
Balance, December 31, 2005	—	—	344,472,735	31,250,000	236,315

Preferred Stock

Prior to its elimination in March 2004, the Company's designated preferred stock consisted of 20 million shares of Series A Preferred Stock, and 20 million shares of Series B Preferred Stock. On March 24, 2004, shares of the Series A Preferred Stock were exchanged for approximately 8.7 million shares of Revlon, Inc. Class A Common Stock and shares of Series B Preferred Stock were converted into 433,333 shares of Revlon, Inc. Class A Common Stock as part of the Revlon Exchange Transactions. On March 29, 2004, in connection with the Revlon Exchange Transactions, the Company eliminated the Series A and Series B Preferred Stock. See Note 9, ‘‘Long-Term Debt’’.

Common Stock

As of December 31, 2005, the Company's authorized common stock consists of 900 million shares of Class A Common Stock and 200 million shares of Class B Common Stock, par value $0.01 per share (‘‘Class B Common Stock’’ and together with the Class A Common Stock, the ‘‘Common Stock’’). The holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. All of the shares of Class B Common Stock are owned by REV Holdings. As a result of the Revlon Exchange Transactions, MacAndrews & Forbes beneficially owned, as of December 31, 2005, approximately 60% of the Company's Common Stock (representing approximately 77% of the combined voting power of the

Company's Common Stock). The holders of the Company's two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by Revlon, Inc.’s Board of Directors. Each outstanding share of Class B Common Stock is convertible into one share of Class A Common Stock.

The consummation of the Revlon Exchange Transactions on March 25, 2004 resulted in the issuance of 299,969,493 shares of Class A Common Stock, including approximately 8.7 million shares of Class A Common Stock in exchange for outstanding Series A Preferred Stock and 433,333 shares of Class A Common Stock upon conversion of the 4,333 shares of Series B Preferred Stock (see Note 9, ‘‘Long-Term Debt’’). As a result of the Revlon Exchange Transactions, on March 25, 2004 Revlon, Inc. had outstanding 338,177,944 shares of its Class A Common Stock and 31,250,000 shares of its Class B Common Stock, with MacAndrews & Forbes beneficially owning as of March 25, 2004 approximately 221.2 million shares of the Common Stock (representing approximately 60% of the outstanding shares of Common Stock and approximately 77% of the combined voting power of the Common Stock); funds and accounts managed by Fidelity beneficially owning as of March 25, 2004 approximately 78.4 million shares of Class A Common Stock (representing approximately 21% of the outstanding shares of Common Stock and approximately 12% of the combined voting power of the Common Stock, excluding the impact of unvested restricted stock); and other stockholders beneficially owning as of March 25, 2004 approximately 69.8 million shares of Class A Common Stock (representing approximately 19% of the outstanding shares of the Common Stock and approximately 11% of the combined voting power of the Common Stock). As filed by Fidelity with the SEC on February 14, 2006 and reporting, as of December 31, 2005, on a Schedule 13G/A, Fidelity held approximately 57.9 million shares of Class A Common Stock, representing approximately 16% of the outstanding shares of Common Stock and approximately 9% of the combined voting power of the Common Stock, excluding the impact of unvested restricted stock.

In February 2003, the Company entered into an investment agreement with MacAndrews & Forbes Holdings (the ‘‘2003 Investment Agreement’’) pursuant to which Revlon, Inc. undertook and, on June 20, 2003, completed, a $50 million equity rights offering (the ‘‘2003 Rights Offering’’) in which Revlon, Inc.'s stockholders purchased additional shares of Class A Common Stock. Pursuant to the 2003 Rights Offering, Revlon, Inc. distributed to each stockholder of record of its Common Stock, as of the close of business on May 12, 2003, the record date set by Revlon, Inc.’s Board of Directors, at no charge, one transferable subscription right for each 2.9403 shares of Common Stock owned. Each subscription right enabled the holder to purchase one share of Class A Common Stock at a subscription price equal to $2.84, representing 80% of the $3.55 closing price per share of Revlon, Inc. Class A Common Stock on the New York Stock Exchange on May 12, 2003, the record date of the 2003 Rights Offering. In connection with the consummation of the 2003 Rights Offering on June 20, 2003, Revlon, Inc. issued an additional 17,605,650 shares of its Class A Common Stock, including 3,015,303 shares subscribed for by the public and 14,590,347 shares issued to MacAndrews & Forbes in a private placement (representing the number of shares of Revlon, Inc.'s Class A Common Stock that MacAndrews & Forbes would otherwise have been entitled to purchase pursuant to its basic subscription privilege, which was approximately 83% of the shares of Revlon, Inc.'s Class A Common Stock offered in the 2003 Rights Offering). See Note 20, ‘‘Subsequent Events’’.

Treasury Stock

In April and September 2005, certain executives, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 183,914 and 52,401 shares, respectively of Revlon, Inc. Class A Common Stock to satisfy the minimum statutory tax withholding requirements related to such vesting in accordance with the share withholding provisions of Revlon, Inc.’s Stock Plan, a stock-based compensation plan. These shares were recorded as treasury stock using the cost method, at $3.29 and $3.57 per share, respectively, the market price on the vesting date, for a total of $0.6 million and $0.2 million, respectively.

14.    STOCK COMPENSATION PLAN

Revlon, Inc. applies APB Opinion No. 25 and its related interpretations in accounting for the Stock Plan, its stock-based compensation plan. Under APB Opinion No. 25, because the exercise price of

Revlon, Inc.'s employee stock options under the Stock Plan equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized for the fiscal periods ended December 31, 2005.

In June 2004, the Stock Plan was amended and restated to, among other things, increase the number of shares available for grant and to reduce the maximum term of the option grants to 7 years. Awards may be granted to employees and directors of Revlon, Inc., and its subsidiaries for up to an aggregate of 40,650,000 shares of Class A Common Stock, of which up to 5,935,000 shares may be issued as restricted stock. Non-qualified options granted under the Stock Plan are granted at prices that equal or exceed the market value of Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants vest over service periods that range from one to five years. Certain option grants contain provisions that allow for accelerated vesting if the Class A Common Stock closing price equals or exceeds amounts ranging from $30.00 to $40.00 per share. Additionally, certain employee stock option grants vest upon a ‘‘change in control’’ as defined in the respective stock option agreements.

In August 2004, pursuant to a pre-existing contractual commitment, the Compensation and Stock Plan Committee (the ‘‘Compensation Committee’’) of Revlon, Inc.’s Board of Directors granted options to a former executive officer of the Company to purchase 825,000 shares of Class A Common Stock at $3.03 per share, vesting 25% on each December 31st thereafter and with a term of 7 years. The transaction was valued using the Black-Scholes option-pricing model and the Company recognized $1.2 million in stock compensation expense related to the grant.

Stock options:

At December 31, 2005, 2004 and 2003 there were 15,972,389, 10,415,745 and 3,792,196 stock options exercisable under the Stock Plan, respectively.

A summary of the status of the Stock Plan as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2003	7,886.1	$12.83
Granted	1,091.6	3.00
Exercised	—	—
Forfeited	(1,270.1)	17.43
Outstanding at December 31, 2003	7,707.6	10.66
Granted	24,517.4	3.03
Exercised	—	—
Forfeited	(1,443.3)	9.01
Outstanding at December 31, 2004	30,781.7	4.66
Granted	5,200.4	2.56
Exercised	(18.1)	3.03
Forfeited	(2,930.9)	5.59
Outstanding at December 31, 2005	33,033.1	4.25

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 approximated $1.38, $2.08 and $2.03, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life of option	4.75 years	7.00 years	7.00 years
Risk-free interest rate	3.95%	3.95%	3.72%
Expected volatility	61%	69%	70%
Expected dividend yield	N/A	N/A	N/A

The following table summarizes information about the Stock Plan's options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options (000’s)	Weighted Average Exercise Price
$ 2.31 to $ 3.78	29,536.0	5.60	$2.99	12,977.5	$3.12
3.82 to 6.88	1,508.1	5.87	4.87	1,005.9	5.31
7.06 to 15.00	1,115.5	3.96	10.28	1,115.5	10.28
18.50 to 50.00	873.5	1.89	38.14	873.5	38.14
2.31 to 50.00	33,033.1			15,972.4

Restricted stock awards:

The Stock Plan also allows for awards of restricted stock to employees and directors of Revlon, Inc. and its subsidiaries, including Products Corporation. The restricted stock awards vest over service periods that range from three to five years. In 2005, 2004 and 2003, the Company granted 50,000, 4,495,000 and 200,000 shares, respectively, of restricted stock under the Stock Plan with weighted average fair values, based on the market price of Class A Common Stock on the dates of grant, of $3.13, $3.03 and $3.01, respectively. At December 31, 2005 and 2004, there were 3,412,502 and 5,327,500 shares, respectively, of restricted stock outstanding and unvested under the Stock Plan.

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the ‘‘Supplemental Stock Plan’’), the purpose of which was to provide Mr. Jack Stahl, the Company's President and Chief Executive Officer, the sole eligible participant, with inducement awards to entice him to join the Company to enhance the Company's long-term performance and profitability. The Supplemental Stock Plan covers 530,000 shares of Class A Common Stock. All of the 530,000 shares were issued in the form of restricted shares of Class A Common Stock to the Company’s President and Chief Executive Officer in February 2002. The terms of the Supplemental Stock Plan and the foregoing grant of restricted shares to the President and Chief Executive Officer are substantially the same as the Stock Plan. Pursuant to the terms of the Supplemental Stock Plan, such grant was made conditioned upon his execution of the Company's standard Employee Agreement as to Confidentiality and Non-Competition.

No dividends will be paid on unvested restricted stock, provided, however, that in connection with the 2002 grants to the Company's President and Chief Executive Officer, of 470,000 shares of restricted stock under the Stock Plan and 530,000 shares of restricted stock under the Supplemental Stock Plan (of which 750,000 shares of restricted stock remained unvested at December 31, 2005), in the event any cash or in-kind distributions are made in respect of Common Stock prior to the lapse of the restrictions on such shares, such dividends will be held by the Company and paid to Mr. Stahl when and if such restrictions lapse.

The Company amortizes amounts related to restricted stock awards using the straight-line method over the vesting period as compensation expense and recorded expense of $5.8 million, $5.2 million and $2.2 million during 2005, 2004 and 2003, respectively, and deferred compensation of $6.5 million and $12.5 million at December 31, 2005 and 2004, respectively, related to the restricted stock awards.

15.    COMPREHENSIVE LOSS

The components of comprehensive loss during 2005, 2004 and 2003 are as follows:

	Foreign Currency Translation	Minimum Pension Liability	Deferred Loss - Hedging	Accumulated Other Comprehensive Loss
Balance, January 1, 2003	$(19.1)	$(113.6)	$—	$(132.7)
Unrealized (losses)	10.6	1.5	(2.9)	9.2
Reclassifications into net loss	—	—	1.5	1.5
Balance, December 31, 2003	(8.5)	(112.1)	(1.4)	(122.0)
Unrealized gains (losses)	0.6	(1.6)	(2.8)	(3.8)
Reclassifications into net loss	—	—	1.5	1.5
Balance December 31, 2004	(7.9)	(113.7)	(2.7)	(124.3)
Unrealized gains (losses)	(6.9)	6.7	0.2	1.5
Reclassifications into net loss	0.4	—	2.2	1.1
Balance December 31, 2005	$(14.4)	$(107.0)	$(0.3)	$(121.7)

16.    RELATED PARTY TRANSACTIONS

As of December 31, 2005, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.'s Common Stock having approximately 77% of the combined voting power of such outstanding shares. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.'s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon, Inc.'s stockholders. MacAndrews & Forbes is wholly owned by Ronald O. Perelman, Chairman of Revlon, Inc.'s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (‘‘Revlon Holdings’’) and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the ‘‘Excluded Liabilities’’). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to Revlon, Inc.'s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2005, 2004 and 2003 were $0.2 million, $0.2 million and $0.3 million, respectively.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the ‘‘Reimbursement Agreements’’) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including employees, to Revlon, Inc. and its subsidiaries, including Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance and legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes Inc., provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be. Products Corporation reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided to Products Corporation and its subsidiaries and for reasonable out-of-pocket expenses incurred in connection with the provision of such services. MacAndrews & Forbes Inc. (or such affiliates) reimburses Products Corporation for the allocable costs of the services purchased for or provided to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of Revlon, Inc. and Products Corporation, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the provision of services by it under the Reimbursement Agreements other than losses resulting from its willful misconduct or gross negligence. The Reimbursement Agreements may be terminated by either party on 90 days' notice. Products Corporation does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to Products Corporation as could be obtained from unaffiliated third parties. Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes' directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company would pay were it to secure stand-alone coverage. The amounts paid by Revlon, Inc. and Products Corporation to MacAndrews & Forbes for premiums is included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable from (payable to) MacAndrews & Forbes Inc. for the services provided under the Reimbursement Agreements for 2005, 2004 and 2003, were $(3.7) million, $1.0 million and $(2.7) million, respectively.

Tax Sharing Agreements

As a result of the closing of the Revlon Exchange Transactions, as of the end of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for federal income tax purposes. See Note 11, ‘‘Income Taxes’’, for further discussion on these agreements and related transactions in 2005, 2004 and 2003.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.'s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the ‘‘Registration Rights Agreement’’), and in February 2003, MacAndrews & Forbes Inc. executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes Inc. and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the ‘‘Holders’’) had the right to require Revlon, Inc. to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including shares of Class A Common Stock purchased in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003, and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.'s Class B Common Stock owned by such Holders (a ‘‘Demand Registration’’); provided that Revlon, Inc. may postpone giving effect to a Demand Registration for a period of up to 30 days if Revlon, Inc. believes such registration might have a material adverse effect on any plan or proposal by Revlon, Inc. with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon, Inc. is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Revlon, Inc. In addition, the Holders have the right to participate in registrations by Revlon, Inc. of its Class A Common Stock (a ‘‘Piggyback Registration’’). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon, Inc. will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders. In connection with the closing of the Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes Inc. executed a joinder agreement that provided that MacAndrews & Forbes Inc. would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes Inc., pursuant to the Debt Reduction Transactions or the 2004 Investment Agreement, are deemed to be registrable securities under the Registration Rights Agreement. This would include any Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon, Inc.'s previously-announced $110 million rights offering, which it intends to conduct by the end of March 2006, and that would allow stockholders as of the February 13, 2006 record date to purchase additional shares of Class A Common Stock. (See Note 20, ‘‘Subsequent Events’’).

2004 Consolidated MacAndrews & Forbes Line of Credit

For a description of transactions in 2005 and 2004 with MacAndrews & Forbes in connection with the 2004 loan agreements with MacAndrews & Forbes, see Note 9, ‘‘Long-Term Debt’’.

Refinancing Transactions

For a description of transactions in 2005 and 2004 with MacAndrews & Forbes in connection with the Debt Reduction Transactions, the Revlon Exchange Transactions and the 2004 Investment Agreement, see Note 9, ‘‘Long-Term Debt’’.

Other

Pursuant to a lease dated April 2, 1993 (the ‘‘Edison Lease’’), Revlon Holdings leased to Products Corporation the Edison research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2005, 2004 and 2003 were $0.3 million, $0.3 million and $1.1 million, respectively.

During 2005, 2004 and 2003, Products Corporation leased a small amount of space at certain facilities to MacAndrews & Forbes or its affiliates pursuant to occupancy agreements and leases, including space at Products Corporation's New York headquarters. The rent paid by MacAndrews & Forbes or its affiliates to Products Corporation for 2005, 2004 and 2003 was $0.2 million, $0.3 million and $0.3 million, respectively.

The 2004 Credit Agreement is, and prior to the redemption of all Products Corporation's outstanding 12% Senior Secured Notes in July and August 2004, the 12% Senior Secured Notes were, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. In connection with the Revlon Exchange Transactions, on February 11, 2004, Revlon, Inc. entered into supplemental indentures pursuant to which it agreed to guarantee the obligations of Products Corporation under the indentures governing Products Corporation's 8 5/8% Senior Subordinated Notes and, prior to their redemption in April 2005, Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes.

In March 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $1.8 million to Mr. Stahl pursuant to his employment agreement, which was entered into in February 2002, for tax assistance related to a grant of restricted stock provided to Mr. Stahl pursuant to such agreement, which loan bears interest at the applicable federal rate. In May 2002, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $2.0 million to Mr. Stahl pursuant to his employment agreement in connection with the purchase of his principal residence in the New York City metropolitan area, which loan bears interest at the applicable federal rate. Mr. Stahl repaid $0.1 million, $0.1 million and $0.1 million of such loan during 2005, 2004 and 2003, respectively. Pursuant to his employment agreement, Mr. Stahl receives from Products Corporation additional compensation payable on a monthly basis equal to the amount actually paid by him in respect of interest and principal on such $2.0 million advance, which for 2005, 2004 and 2003 was $0.1 million, $0.1 million and $0.1 million, respectively. Products Corporation also pays Mr. Stahl a gross up for any taxes payable by Mr. Stahl as a result of such additional compensation, which tax gross up amount was $0.1 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively.

During 2000, prior to the passage of the Sarbanes-Oxley Act of 2002, Products Corporation made an advance of $0.8 million to Mr. Douglas Greeff, the Company's former Executive Vice President Strategic Finance, pursuant to his employment agreement, which loan bore interest at the applicable federal rate and was payable in 5 equal annual installments on each of May 9, 2001, 2002, 2003, 2004, and May 9, 2005. Mr. Greeff has fully repaid such loan, including installments of $0.2 million, $0.2 million and $0.2 million during 2005, 2004 and 2003, respectively. Pursuant to his employment agreement, Mr. Greeff was entitled to receive bonuses from Products Corporation, payable on each May 9th commencing on May 9, 2001 and ending on May 9, 2005, in each case equal to the sum of the principal and interest on the advance repaid in respect of such year by Mr. Greeff, provided that he remained employed by Products Corporation on each such May 9th, which bonus installments were paid to Mr. Greeff. Pursuant to the terms of Mr. Greeff's separation agreement, as a result of the fact that Mr. Greeff ceased employment in February 2005, Mr. Greeff repaid the remaining amount of the loan on or about May 9, 2005 and Products Corporation paid the final bonus installment to Mr. Greeff on or about May 12, 2005.

During 2005, 2004 and 2003 Products Corporation made payments of $0.6 million, $0.4 million and $0.3 million, respectively, to Ms. Ellen Barkin under a written agreement pursuant to which she provides voiceover services for certain of the Company's advertisements, which payments were competitive with industry rates for similarly situated talent.

During 2004 and 2003, Products Corporation placed advertisements in magazines and other media operated by Martha Stewart Living Omnimedia, Inc. (‘‘MSLO’’), which is controlled by Ms. Martha Stewart, a former member of Revlon, Inc.’s Board of Directors, who served as MSLO's Founder and Chief Creative Officer. Products Corporation paid MSLO $0.9 million and $1.9 million for such services in 2004 and 2003, respectively, which fees were less than 1% of the Company's estimate of MSLO's consolidated gross revenues, and less than 1% of the Company's consolidated gross revenues, for 2004 and 2003, respectively. Products Corporation's decision to place advertisements for its products in MSLO's magazines and other media was based upon their popular appeal to women and the rates paid were competitive with industry rates for similarly situated magazines and media. Ms. Stewart ceased serving as a director in March 2004.

Products Corporation employed Mr. Perelman's daughter in a marketing position through June 2004, with compensation paid in each of 2004 and 2003 of less than $0.1 million.

Products Corporation employed Mr. Drapkin's daughter in a marketing position through June 2004, with compensation paid in each of 2004 and 2003 of less than $0.1 million.

During 2005 and 2004, Products Corporation paid $1.0 million and $1.0 million, respectively, to a nationally-recognized security services company, in which MacAndrews & Forbes has a controlling interest, for security officer services. Products Corporation's decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms.

Although not required to be disclosed under SFAS No. 57, ‘‘Related Party Disclosures’’ during 2005, 2004 and 2003, Products Corporation obtained advertising, media and direct marketing services from various subsidiaries of WPP in the ordinary course of business. Ms. Linda Gosden Robinson, a member of Revlon, Inc.’s Board of Directors, is employed by one of WPP’s subsidiaries, however, she is not an executive officer of WPP and has no direct or indirect material interest in the business that the Company conducts with WPP.

17.    COMMITMENTS AND CONTINGENCIES

The Company currently leases manufacturing, executive, including research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $17.3 million, $19.4 million and $27.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2005 aggregated $136.4 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2005 are $17.9, $18.1, $16.5, $15.5, 14.2 and $54.2 million, respectively.

The Company and its subsidiaries are defendants in litigation and proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation and proceedings, adverse outcomes, if any, will not result in a material effect on the Company's consolidated financial condition or results of operations.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the business or consolidated financial condition of the Company. A purported class action lawsuit was filed on September 27, 2000, in the United States District Court for the Southern District of New York on behalf of Dan Gavish, Tricia Fontan and Walter Fontan individually and allegedly on behalf of all others similarly situated who purchased the securities of Revlon, Inc. and REV Holdings Inc. (a Delaware corporation and the predecessor of REV Holdings) between October 2, 1998 and September 30, 1999 (the ‘‘Second Gavish Action’’). The complaint, amended by the plaintiffs in November 2001, alleged, among other things, that Revlon, Inc., certain of its present and former officers and directors and REV Holdings Inc. violated, among other things, Rule 10b-5 under the Securities Exchange Act of 1934, as amended. On September 29, 2004, the United States District Court for the Southern District of New York dismissed the Second Gavish Action, without prejudice. Revlon, Inc.’s counsel has subsequently received a second amended complaint. If this matter is pursued, Revlon, Inc. intends to defend it vigorously as the Company believes it is without merit. In light of the settlement of the defendants' insurance claim for this matter and the other purported class actions filed in 1999 and settled in June 2003, which the Company recorded in the fourth quarter of 2002, the Company does not expect to incur any further expense in this matter.

18.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$300.9	$318.3	$275.3	$437.8
Gross profit	186.7	199.4	158.3	279.8
Net (loss) income (a)	(46.8)	(35.8)	(65.4)	64.3
Basic loss per common share:
Net (loss) income per common share	$(0.13)	$(0.10)	$(0.18)	$0.17
Diluted loss per common share:
Net (loss) income per common share	$(0.13)	$(0.10)	$(0.18)	$0.17

	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$308.4	$316.1	$294.4	$378.3
Gross profit	191.3	197.7	176.5	246.4
Net (loss) income (b)	(58.2)	(38.9)	(91.6)	46.2
Basic loss per common share:
Net (loss) income per common share	$(0.63)	$(0.11)	$(0.25)	$0.12
Diluted loss per common share:
Net (loss) income per common share	$(0.63)	$(0.11)	$(0.25)	$0.12

(a)	During 2005, primarily in the third and fourth quarters, the Company recorded upfront launch costs of approximately $62 million associated with the launch of its brand initiatives. In addition, primarily during the first and second quarters of 2005, the Company recorded an aggregate $9.0 million loss on early extinguishment of debt, which includes a $5.0 million prepayment fee related to the prepayment of $100.0 million of indebtedness outstanding under the Term Loan Facility of the 2004 Credit Agreement with a portion of the proceeds from the issuance of the Original 9½% Senior Notes, the loss on the redemption of Products Corporation’s 8 1/8% Senior Notes and 9% Senior Notes of $1.5 million in the aggregate, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

(b)	During 2004, primarily in the first and third quarters, the Company incurred $90.7 million in losses on the early extinguishment of debt consisting of the loss on exchange for equity of certain indebtedness in the Revlon Exchange Transactions and fees, expenses, premiums and the write-off of deferred financing costs related to the Revlon Exchange Transactions, the tender for and redemption of the 12% Senior Secured Notes and the repayment of the 2001 Credit Agreement.

19.    GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. See Note 1, ‘‘Summary of Significant Accounting Policies’’, for a brief description of the Company's business. As of December 31, 2005, the Company had operations established in 16 countries outside of the U.S. and its products are sold throughout the world. The Company's results of operations and the value of its foreign assets and liabilities may be adversely affected by, among other things, weak economic conditions, political uncertainties, military actions, terrorist activities, adverse currency fluctuations, competitive activities, retailer inventory management and changes in consumer purchasing habits, including with respect to shopping channels. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2005, 2004 and 2003, Wal-Mart and its affiliates worldwide accounted for approximately 24.0%, 21.0% and 20.6%, respectively, of the Company's net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. Although the loss of Wal-Mart or one or more of the Company's other customers that may account for a significant portion of the Company's sales, or any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers' stores, could have a material adverse effect on the Company's business, financial condition or results of operations, the Company has no reason to believe that any such loss of customer or decrease in sales will occur.

	Year Ended December 31,
	2005	2004	2003
Geographic area:
Net sales:
United States	$788.3	$792.7	$837.0
Canada	68.8	63.0	53.6
United States and Canada	857.1	855.7	890.6
International	475.2	441.5	408.7
	$1,332.3	$1,297.2	$1,299.3

	December 31,
	2005	2004	2003
Long-lived assets - net:
United States	$366.9	$371.3	$392.9
Canada	3.8	4.2	3.9
United States and Canada	370.7	375.5	396.8
International	81.0	79.2	79.8
	$451.7	$454.7	$476.6

	Year Ended December 31,
	2005	2004	2003
Classes of similar products:
Net sales:
Cosmetics, skincare and fragrances	$904.3	$874.7	$872.4
Personal care	428.0	422.5	426.9
	$1,332.3	$1,297.2	$1,299.3

20.    SUBSEQUENT EVENTS

In February 2006, Revlon, Inc. announced that it had launched and plans to complete in March 2006, a $110 million rights offering that would allow stockholders to purchase additional shares of Class A Common Stock. Pursuant to the rights offering, Revlon, Inc. distributed, at no charge, one transferable subscription right for each share of Class A Common Stock and Class B Common Stock held by each stockholder of record as of 5:00 p.m. Eastern Standard Time on February 13, 2006, the record date for the rights offering. Each subscription right entitles the holder of such right to purchase 0.1057 shares of Class A Common Stock. As there will be no fractional shares issued, a rights holder will need to hold at least ten subscription rights to acquire one share of Class A Common Stock in the rights offering. The subscription price for each share of Class A Common Stock is $2.80 per share, which subscription price was recommended by a committee of Revlon, Inc.'s Board of Directors composed solely of independent directors within the meaning of Section 303A.02 of the NYSE Listed Company Manual and the Board's Guidelines for Assessing Director Independence and ratified and confirmed by the Board of Directors (with Messrs. Perelman, Gittis and Drapkin recusing themselves as they are officers of MacAndrews & Forbes).

Under an over-subscription privilege, each rights holder that exercises its basic subscription privilege in full may also subscribe in the rights offering for additional shares of Class A Common Stock at the same subscription price of $2.80 per share, to the extent that other rights holders do not exercise their subscription rights in full. If a sufficient number of shares are not available to fully satisfy the over-subscription privilege requests, the available shares will be sold pro-rata among subscription rights holders who exercised their over-subscription privilege, based on the number of shares each subscription rights holder subscribed for under the basic subscription privilege.

MacAndrews & Forbes has agreed not to exercise its basic subscription privilege. Instead pursuant to a Stock Purchase Agreement between MacAndrews & Forbes and Revlon, Inc., MacAndrews &

Forbes has agreed to purchase at the same $2.80 subscription price, in a private placement directly from Revlon, Inc., the shares of Class A Common Stock that it would otherwise have been entitled to subscribe for pursuant to its basic subscription privilege in the rights offering (equal to approximately 60% of the shares available for purchase in the rights offering, or approximately $66 million). MacAndrews & Forbes also agreed not to exercise its over-subscription privilege in the rights offering, which will maximize the shares available for purchase by other stockholders pursuant to their over-subscription privileges.

If any shares in the rights offering remain following the exercise of the basic subscription privilege and the over-subscription privilege by rights holders other than MacAndrews & Forbes, MacAndrews & Forbes will back-stop the rights offering by purchasing at the same $2.80 subscription price, also in a private placement directly from Revlon, Inc., the remaining shares of Class A Common Stock offered but not purchased by other rights holders. As a result of this back-stop, Revlon, Inc. is assured of raising $110 million in gross proceeds through a combination of the rights offering and the sale of shares, in a private placement and, if necessary, the back-stop, to MacAndrews & Forbes.

Revlon, Inc. expects to transfer the proceeds from the rights offering to Products Corporation which it would use, together with available cash, to redeem approximately $110 million aggregate principal amount of Products Corporation's 8 5/8% Senior Subordinated Notes, in satisfaction of the applicable requirements under Products Corporation's 2004 Credit Agreement.

Revlon, Inc. also announced in February 2006 that it intends to conduct a further $75 million equity issuance through an underwritten public offering by June 30, 2006. In connection with such further equity issuance, Revlon, Inc. also announced in February 2006 that it had entered into an amendment to its 2004 Investment Agreement with MacAndrews & Forbes, which extends MacAndrews & Forbes’ back-stop of Revlon, Inc.’s planned $75 million equity issuance from March 31, 2006 until June 30, 2006 to, among other things, provide Revlon, Inc. with sufficient time to complete, following the rights offering, an underwritten public offering of its Class A Common Stock, the proceeds of which would be transferred by Revlon, Inc. to Products Corporation to be available for general corporate purposes. Revlon, Inc. also announced that Products Corporation had entered into an amendment to its 2004 Consolidated MacAndrews & Forbes Line of Credit extending the term of such agreement until the consummation of Revlon, Inc.’s planned $75 million equity issuance.

Also in February 2006, Revlon, Inc. separately announced an organizational realignment largely involving the consolidation of certain functions within its sales, marketing and creative groups, as well as certain headquarters functions, which changes are designed to streamline internal processes, enabling the Company to continue to be more effective and efficient in meeting the needs of its consumers and retail customers. The Company indicated that it expects to take a charge in 2006 of approximately $10 million to cover severance and other expenses associated with the organizational realignment, with the vast majority of the charge to impact results in the first quarter of 2006. The Company estimates significant ongoing annualized savings associated with the organizational realignment.

Revlon, Inc. also announced in February 2006 that Products Corporation had entered into an amendment to its 2004 Credit Agreement which enables Products Corporation to exclude, from various financial covenants, certain charges in connection with the aforementioned organizational realignment, as well as some start-up investment charges incurred by the Company in 2005 related to the launch of its new Vital Radiance brand and the re-launch of Almay. Specifically, such amendment provides for the add-back to the definition of ‘‘EBITDA’’ the lesser of (i) $50 million; or (ii) the cumulative one-time charges associated with (a) the aforementioned organizational realignment; and (b) the non-recurring costs in the third and fourth quarters of 2005 associated with the launch of the Company's new Vital Radiance brand and the re-launch of Almay. Under the 2004 Credit Agreement, such definition is used in the determination of Products Corporation's senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt to EBITDA, as each such term is defined in the 2004 Credit Agreement) and the consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus Capital Expenditures to Cash Interest Expense for such period, as each such term is defined in the 2004 Credit Agreement).

Schedule II

REVLON, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

(dollars in millions)

	Balance at Beginning Year	Charged to Cost and Expenses	Other Deductions		Balance at End of Year
Year ended December 31, 2005:
Applied against asset accounts:
Allowance for doubtful accounts	$5.6	$0.6	$(1.1)	(1)	$5.1
Allowance for volume and early payment discounts	$13.4	$49.6	$(49.2)	(2)	$13.8
Year ended December 31, 2004:
Applied against asset accounts:
Allowance for doubtful accounts	$7.7	$(1.6)	$(0.5)	(1)	$5.6
Allowance for volume and early payment discounts	$11.7	$47.4	$(45.7)	(2)	$13.4
Year ended December 31, 2003:
Applied against asset accounts:
Allowance for doubtful accounts	$15.8	$3.2	$(11.3)	(1)	$7.7
Allowance for volume and early payment discounts	$8.2	$40.4	$(36.9)	(2)	$11.7

Notes:

(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

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

Dated: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 2, 2006 and in the capacities indicated.

SignatureTitle

*	Chairman of the Board and Director

(Ronald O. Perelman)

*	Director

(Howard Gittis)

*	Director

(Donald G. Drapkin)

/s/ Jack L. Stahl	President, Chief Executive Officer and Director

(Jack L. Stahl)

*	Director

(Alan S. Bernikow)

*	Director

(Paul J. Bohan)

*	Director

(Meyer Feldberg)

*	Director

(Edward J. Landau)

*	Director

(Debra L. Lee)

*	Director

(Linda Gosden Robinson)

*	Director

(Kathi P. Seifert)

*	Director

(Kenneth L. Wolfe)

*	Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Robert K. Kretzman
Robert K. Kretzman Attorney-in-fact