Form 10-Q
period 2009-03-31
REVLON INC /DE/
filed 2009-04-30
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐     No ☒

As of March 31, 2009, 48,400,781 shares of Class A Common Stock and 3,125,000 shares of Class B Common Stock were outstanding at such date. 28,207,735 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$33.5	$52.8
Trade receivables, less allowance for doubtful accounts of $4.1 and $3.3 as of March 31, 2009 and December 31, 2008, respectively	161.1	169.9
Inventories	152.8	154.2
Prepaid expenses and other	57.4	51.6

Total current assets	404.8	428.5
Property, plant and equipment, net	109.4	112.8
Other assets	88.1	89.5
Goodwill, net	182.4	182.6

Total assets	$784.7	$813.4

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.9	$0.5
Current portion of long-term debt	0.2	18.9
Accounts payable	89.2	78.1
Accrued expenses and other	210.6	225.9

Total current liabilities	300.9	323.4
Long-term debt	1,183.6	1,203.2
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	222.9	223.7
Other long-term liabilities	65.4	68.9

Stockholders’ deficiency:
Class B Common Stock, par value $.01 per share: 200,000,000 shares authorized; 3,125,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—
Class A Common Stock, par value $.01 per share: 900,000,000 shares authorized; 50,125,951 and 50,150,355 shares issued as of March 31, 2009 and December 31, 2008, respectively	0.5	0.5
Additional paid-in capital	1,002.9	1,000.9
Treasury stock, at cost: 341,076 and 256,453 shares of Class A Common Stock as of March 31, 2009 and December 31, 2008, respectively	(4.2)	(3.6)
Accumulated deficit	(1,914.8)	(1,927.5)
Accumulated other comprehensive loss	(179.5)	(183.1)

Total stockholders’ deficiency	(1,095.1)	(1,112.8)

Total liabilities and stockholders’ deficiency	$784.7	$813.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$303.3	$311.7
Cost of sales	111.0	113.1

Gross profit	192.3	198.6
Selling, general and administrative expenses	160.2	172.8
Restructuring costs and other, net	0.5	(6.2)

Operating income	31.6	32.0

Other expenses (income):
Interest expense	24.1	32.1
Interest income	(0.2)	(0.3)
Amortization of debt issuance costs	1.4	1.3
Gain on repurchases of debt	(7.0)	—
Foreign currency losses (gains), net	2.4	(4.3)
Miscellaneous, net	0.2	0.1

Other expenses, net	20.9	28.9

Income from continuing operations before income taxes	10.7	3.1
(Benefit) provision for income taxes	(2.0)	5.8

Income (loss) from continuing operations	12.7	(2.7)
Income from discontinued operations, net of taxes	—	0.2

Net income (loss)	$12.7	$(2.5)

Basic income (loss) per common share:
Continuing operations	0.25	(0.05)
Discontinued operations	—	—

Net income (loss)	$0.25	$(0.05)

Diluted income (loss) per common share:
Continuing operations	0.25	(0.05)
Discontinued operations	—	—

Net income (loss)	$0.25	$(0.05)

Weighted average number of common shares outstanding(a):
Basic	51,522,434	51,168,134

Diluted	51,526,486	51,168,134

(a)	The outstanding share amounts and per share values for the three months ended March 31, 2008 have been retroactively restated to reflect Revlon, Inc.’s September 2008 1-for-10 reverse stock split.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Stock	Deficit	Loss	Deficiency

Balance, January 1, 2009	$0.5	$1,000.9	$(3.6)	$(1,927.5)	$(183.1)	$(1,112.8)
Stock option compensation		0.1				0.1
Amortization of deferred compensation for restricted stock		1.9				1.9
Treasury stock acquired, at cost(a)			(0.6)			(0.6)
Comprehensive income:
Net income				12.7		12.7
Revaluation of financial derivative instruments(b)					0.1	0.1
Currency translation adjustment					0.3	0.3
Amortization under SFAS No. 158(c)					3.2	3.2

Total comprehensive income						16.3

Balance, March 31, 2009	$0.5	$1,002.9	$(4.2)	$(1,914.8)	$(179.5)	$(1,095.1)

(a)	Pursuant to the share withholding provisions of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), during the first quarter of 2009, certain employees and executives, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 84,623 shares of Revlon, Inc. Class A Common Stock (as hereinafter defined) to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $7.14, the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the vesting date, for a total of $0.6 million.

(b)	Amount relates to (1) net unrealized losses of $0.2 million on the Interest Rate Swaps (as hereinafter defined) (See Note 10, “Derivative Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Income (Loss) pertaining to net settlement receipts of $0.8 million and net settlement payments of $1.1 million on the Interest Rate Swaps.

(c)	Amount represents a change in Accumulated Other Comprehensive Income (Loss) as a result of the amortization of unrecognized prior service costs and actuarial gains/losses arising during the three-month period ended March 31, 2009 related to the Company’s pension and other post-retirement benefit plans. (See Note 6, “Comprehensive Income (Loss)”).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12.7	$(2.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(0.2)
Depreciation and amortization	16.9	24.5
Amortization of debt discount	0.2	0.2
Stock compensation amortization	2.0	2.2
Gain on repurchase of debt	(7.0)	—
Gain on sale of certain assets and a non-core trademark	(1.6)	(6.3)
Change in assets and liabilities:
Decrease in trade receivables	6.7	23.9
Increase in inventories	(0.2)	(4.8)
Increase in prepaid expenses and other current assets	(6.6)	(2.4)
Increase in accounts payable	16.2	2.6
Decrease in accrued expenses and other current liabilities	(15.1)	(14.1)
Purchases of permanent displays	(11.9)	(15.3)
Other, net	5.0	2.9

Net cash provided by operating activities	17.3	10.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.1)	(2.7)
Proceeds from the sale of certain assets and a non-core trademark	2.3	6.6

Net cash provided by investing activities	0.2	3.9

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(4.0)	3.7
Borrowings (repayment) under the 2006 Revolving Credit Facility, net	4.0	(8.5)
Proceeds from the issuance of long-term debt — affiliates	—	170.0
Repayment of long-term debt	(35.3)	(167.4)
Payment of financing costs	—	(2.9)

Net cash used in financing activities	(35.3)	(5.1)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash (used in) provided by operating activities of discontinued operations	(0.1)	1.0
Net cash used in investing activities of discontinued operations	—	—
Net cash used in financing activities of discontinued operations	—	(0.1)
Change in cash from discontinued operations	—	(2.5)

Net cash used in discontinued operations	(0.1)	(1.6)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.4)

Net (decrease) increase in cash and cash equivalents	(19.3)	7.5
Cash and cash equivalents at beginning of period	52.8	45.1

Cash and cash equivalents at end of period	$33.5	$52.6

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$18.5	$29.7
Income taxes, net of refunds	$2.3	$4.1
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$0.6	$0.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(1)	Description of Business and Basis of Presentation

Revlon, Inc. (and together with its subsidiaries, the “Company”) conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation (“Products Corporation”) and its subsidiaries. The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other beauty care products. The Company’s principal customers include large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for the manufacture and sale of complementary beauty-related products and accessories in exchange for royalties.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligation for the Company’s pension and other post-retirement plans, including the expected long term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (the “2008 Form 10-K”).

Certain prior year amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the reclassification of a discontinued operation as a result of the Bozzano Sale Transaction (as hereinafter defined) (See Note 4, “Discontinued Operations”) and also retroactively restated to reflect the impact of Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split (as hereinafter defined) (See Note 5, “Basic and Diluted Earnings (Loss) Per Common Share”).

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(2)	Post-retirement Benefits

The components of net periodic benefit cost for the pension and other post-retirement benefit plans for the first quarter of 2009 and 2008, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Net periodic benefit costs:
Service cost	$2.1	$2.4	$—	$—
Interest cost	8.6	8.5	0.2	0.2
Expected return on plan assets	(6.7)	(9.7)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of actuarial loss	3.3	0.6	—	0.1

	7.2	1.7	0.2	0.3
Portion allocated to Revlon Holdings LLC	—	—	—	—

	$7.2	1.7	$0.2	$0.3

The Company currently expects to contribute approximately $25 million to $30 million in the aggregate to its pension plans and other post-retirement benefit plans in 2009. During the first quarter of 2009, $4.4 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2008 Form 10-K.

(3)	Inventories

	March 31,	December 31,
	2009	2008

Raw materials and supplies	$57.9	$57.6
Work-in-process	17.8	16.6
Finished goods	77.1	80.0

	$152.8	$154.2

(4)	Discontinued Operations

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

In September 2008, Products Corporation used $63 million of the net proceeds from the Bozzano Sale Transaction to repay $63 million in principal amount of its senior subordinated term loan from MacAndrews & Forbes in an original principal amount of $170 million (the “MacAndrews & Forbes Senior

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Subordinated Term Loan”), which after such repayment had $107 million in principal amount outstanding, and which pursuant to a November 2008 amendment is scheduled to mature on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

During the third quarter of 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

The income statements for the three-month periods ended March 31, 2009 and 2008, respectively, were adjusted to reflect Ceil as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of discontinued operations for each of the respective periods:

	Three Months Ended
	March 31,
	2009	2008

Net sales	$—	$8.7
Operating income	—	0.5
Income before income taxes	—	0.6
Provision for income taxes	—	0.4
Net income	—	0.2

(5)	Basic and Diluted Earnings (Loss) Per Common Share

Shares used in basic income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted income (loss) per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. At March 31, 2009 and 2008, options to purchase 1,352,373 and 2,138,813 shares, respectively, of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), and 1,380,042 and 1,058,200 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

Reverse Stock Split

In September 2008, Revlon, Inc. effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Revlon, Inc.’s Class A Common Stock and Class B common stock, par value of $0.01 per share (the “Class B Common Stock” and together with Class A Common Stock, the “Common Stock”). As a result of the Reverse Stock Split, each ten shares of Revlon, Inc.’s Class A Common Stock and Class B Common Stock issued and outstanding at the end of September 15, 2008 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(6)	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the first quarter of 2009 and 2008, respectively, are as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$12.7	$(2.5)
Other comprehensive income (loss):
Revaluation of financial derivative instruments(a)	0.1	(3.1)
Currency translation adjustment	0.3	(5.1)
Amortization under SFAS No. 158(b)	3.2	0.6

Other comprehensive income (loss)	3.6	(7.6)

Comprehensive income (loss)	$16.3	$(10.1)

(a)	Amount relates to (1) net unrealized losses of $0.2 million on the Interest Rate Swaps (See Note 10, “Derivative Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Income (Loss) pertaining to net settlement receipts of $0.8 million and net settlement payments of $1.1 million on the Interest Rate Swaps.

(b)	Amount represents a change in Accumulated Other Comprehensive Income (Loss) as a result of amortization of unrecognized prior service costs and actuarial gains/losses arising during the three-month period ended March 31, 2008 related to the Company’s pension and other post-retirement benefit plans under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)” (“SFAS No. 158”).

(7)	Restructuring Costs and Other, Net

During the first quarter of 2009, the Company recorded net charges of $0.5 million in restructuring costs and other, net, of which $0.4 million, $0.4 million and $0.4 million related to charges for employee severance and other employee-related termination costs in each of the U.K., Mexico and Argentina, respectively (together the “2009 Programs”) and $0.9 million related to the 2008 Programs (as hereinafter defined). These restructuring charges were partially offset by income of $1.6 million related to the sale of a facility in Argentina. During the first quarter of 2008, the Company recorded a net gain of $6.0 million related to the sale of a non-core trademark.

The Company recorded restructuring costs related to various restructuring plans during 2006 (the “2006 Programs”), 2007 (the “2007 Programs”) and 2008 (the “2008 Programs”). (See Note 3, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.)

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Details of the activities described above during the first quarter of 2009 are as follows:

	Balance				Balance
	as of	(Income)			as of
	January 1,	Expenses,	Utilized, Net		March 31,
	2009	Net	Cash	Noncash	2009

Employee severance and other personnel benefits:
2006 Programs	$0.3	$—	$(0.1)	$—	$0.2
2007 Programs	0.1	—	(0.1)	—	—
2008 Programs	3.0	0.9	(1.4)	—	2.5
2009 Programs	—	1.2	(0.7)	—	0.5

Total restructuring accrual	$3.4	$2.1	$(2.3)	$—	$3.2

Gain on sale of Argentina facility		(1.6)

Total restructuring costs and other, net		$0.5

(8)	Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of March 31, 2009, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended
	March 31,
	2009		2008

Geographic area:
Net sales:
United States	$191.0	63%	$177.2	57%
International	112.3	37%	134.5	43%

	$303.3		$311.7

	March 31,		December 31,
	2009		2008

Long-lived assets:
United States	$304.6	80%	$308.3	80%
International	75.3	20%	76.6	20%

	$379.9		$384.9

	Three Months Ended
	March 31,
	2009		2008

Classes of similar products:
Net sales:
Color cosmetics	$198.7	66%	$197.9	63%
Beauty care and fragrance	104.6	34%	113.8	37%

	$303.3		$311.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(9)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets. The FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. The Company adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective January 1, 2008 and with respect to non- financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s results of operations and/or financial condition.

The fair value framework under SFAS No. 157 requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under SFAS No. 157’s fair value measurement requirements are as follows:

•	Level 1: Fair valuing the asset or liability using observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Fair valuing the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair valuing the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

As of March 31, 2009, the fair values of the Company’s financial assets and liabilities, namely its foreign currency forward exchange contracts and the Interest Rate Swaps, are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets
Foreign currency forward exchange contracts(a)	$1.4	$—	$1.4	$—

Total assets at fair value	$1.4	$—	$1.4	$—

Liabilities
Interest Rate Swaps(b)	$5.5	$—	$5.5	$—
Foreign currency forward exchange contracts(a)	0.1	—	0.1	—

Total liabilities at fair value	$5.6	$—	$5.6	$—

(a)	Based on observable market transactions of spot and forward rates.

(b)	Based on three-month U.S. Dollar LIBOR.

(10)	Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

effects of fluctuations in foreign currency exchange rates and (2) interest rate swap transactions (the “Interest Rate Swaps”) for the purpose of managing interest rate risk by offsetting the effects of floating interest rates associated with Products Corporation’s indebtedness.

While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received from the counterparty over the remaining balance of the terms of Interest Rate Swaps. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Foreign Currency Forward Exchange Contracts

The Company enters into FX Contracts primarily to hedge anticipated inventory purchases and certain intercompany payments denominated in foreign currencies. Such FX Contracts generally have maturities of less than one year. The Company does not apply hedge accounting to FX Contracts. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs).

The U.S. dollar notional amount of the FX Contracts outstanding at March 31, 2009 and December 31, 2008 was $50.4 million and $41.0 million, respectively.

Interest Rate Swap Transactions

As of March 31, 2009, the Company had two floating-to-fixed Interest Rate Swaps each with a notional amount of $150.0 million, expiring in September 2009 and April 2010, respectively. The Interest Rate Swaps have been designated as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Quantative Information — Derivative Financial Instruments

The Company adopted the provisions of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”), as of December 31, 2008. As required by SFAS No. 161, the effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		March 31,	December 31,		March 31,	December 31,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives under SFAS No. 133:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments:
Interest Rate Swaps(a)	Prepaid expenses	$—	$0.8	Accrued expenses	$5.0	$5.5
	Other long-term assets	—	—	Other long-term liabilities	0.5	1.0
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts(b)	Prepaid expenses	1.4	2.2	Accrued expenses	0.1	0.2

		$1.4	$3.0		$5.6	$6.7

(a)	Fair value is determined by using the applicable LIBOR.

(b)	Fair value is determined by using observable market transactions of spot and forward rates.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”):

Derivative Instruments Gain (Loss) Effect on Consolidated
Statement of Operations as of March 31,
Amount of
				Amount of		Gain (Loss)
				Gain (Loss)		Recognized
			Income Statement	Reclassified		in Interest
	Amount of Gain (Loss)		Classification	from OCI		Expense
	Recognized in OCI		of Gain (Loss)	to Income		(Ineffective
	(Effective Portion)		Reclassified from	(Effective Portion)		Portion)
	2009	2008	OCI to Income	2009	2008	2009	2008

Derivatives designated as cash flow hedges:
Interest Rate Swaps	$(5.3)	$(5.2)	Interest expense	$(0.3)	$0.1	$—	$—

	Amount of Gain
	(Loss)
	Recognized in
	Foreign
	Currency Gains
	(Losses), Net
	2009	2008

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$0.9	$0.3

(11)	Long-term Debt

	March 31,	December 31,
	2009	2008

2006 Term Loan Facility due 2012(a)	$815.0	$833.7
2006 Revolving Credit Facility due 2012(a)	4.0	—
MacAndrews & Forbes Senior Subordinated Term Loan due 2010(b)	107.0	107.0
9 1/2% Senior Notes due 2011, net of discounts	364.6	388.2
Other long-term debt	0.2	0.2

	1,290.8	1,329.1
Less current portion	(0.2)	(18.9)

	$1,290.6	$1,310.2

(a)	See Note 9, “Long-Term Debt”, to the Consolidated Financial Statements in the Company’s 2008 Form 10-K for certain details regarding the 2006 Term Loan Facility and the 2006 Revolving Credit Facility (together the “2006 Credit Facilities”, and such agreements, the “2006 Credit Agreements”), as well as for certain details as to Products Corporation’s other debt instruments.

(b)	See Note 9, “Long-Term Debt”, to the Consolidated Financial Statements in the Company’s 2008 Form 10-K for certain details regarding the MacAndrews & Forbes Senior Subordinated Term Loan, which is due on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be contributed to Products Corporation and used to repay the $107 million remaining principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recent Debt Reduction Transactions

In the first quarter of 2009, Products Corporation reduced its long-term indebtedness by $38.3 million primarily as a result of the following transactions:

2006 Term Loan Facility:  In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Bank Term Loan. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Bank Term Loan satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement). After giving effect to such repayments, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million at March 31, 2009.

9½% Senior Notes:  In March 2009, Products Corporation used $16.5 million of cash to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009, which is net of the write-off of the ratable portion of unamortized debt discount and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $366.1 million aggregate principal amount of the 9 1/2% Senior Notes at March 31, 2009.

2006 Revolving Credit Facility:  Products Corporation had outstanding borrowings under the 2006 Revolving Credit Facility of $4.0 million at March 31, 2009.

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

Revlon, Inc. (and together with its subsidiaries, the “Company”) conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation (“Products Corporation”) and its subsidiaries. Revlon, Inc. is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other beauty care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon Colorsilk women’s hair color; Revlon beauty tools; Charlie and Jean Naté fragrances; Ultima II and Gatineau skincare; and Mitchum anti-perspirants/deodorants.

The Company’s principal customers include large mass volume retailers, chain drug stores and food stores (collectively, the “mass retail channel”) in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for the manufacture and sale of complementary beauty-related products and accessories in exchange for royalties.

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

Overview of the Company’s Strategy

The Company continues to focus on its strategy:  (i) building and leveraging its strong brands; (ii) improving the execution of its strategies and plans, and providing for continued improvement in its organizational capability through enabling and developing its employees; (iii) continuing to strengthen its international business; (iv) improving its operating profit margins and cash flow; and (v) improving its capital structure.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Overview of Net Sales and Earnings Results

Consolidated net sales in the first quarter of 2009 were $303.3 million, a decrease of $8.4 million, or 2.7%, compared to $311.7 million in the first quarter of 2008. Excluding the unfavorable impact of foreign currency fluctuations of $20.3 million, consolidated net sales increased by 3.8%. Higher consolidated net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color were partially offset by lower net sales of Mitchum anti-perspirant deodorants. Revlon color cosmetics net sales, driven by strong new product introductions, increased 8.9%, excluding foreign currency fluctuations.

In the United States, net sales in the first quarter of 2009 were $191.0 million, an increase of $13.8 million, or 7.8%, compared to $177.2 million in the first quarter of 2008, primarily driven by higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color.

In the Company’s international operations, net sales in the first quarter of 2009 were $112.3 million, a decrease of $22.2 million, or 16.5%, compared to $134.5 million in the first quarter of 2008. Almost all of the decline was due to unfavorable foreign currency fluctuations, which negatively impacted net sales by $20.3 million in the first quarter of 2009. Excluding the impact of foreign currency fluctuations, declines in fragrances and certain beauty care products were partially offset by higher net sales of Revlon color cosmetics, while lower net sales in the Company’s Europe and Latin America regions in the first quarter of 2009, compared to the first quarter of 2008, were partially offset by higher net sales in the Company’s Asia Pacific region.

Consolidated net income for the first quarter of 2009 was $12.7 million, compared to a net loss of $2.5 million in the first quarter of 2008. Consolidated net income for the first quarter of 2008 included income from discontinued operations of $0.2 million. The improvement in consolidated net income from continuing operations in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to:

•	lower interest expense of $8.0 million due to the impact of lower weighted average borrowing rates and lower debt levels;

•	a $7.0 million gain in connection with Products Corporation’s repurchase of an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes, which gain is net of the write-off of the ratable portion of the unamortized debt discount and deferred financing fees on such notes;

•	a $7.8 million decrease in income taxes attributable to lower income in foreign jurisdictions, as well as a favorable resolution of tax matters in a foreign jurisdiction; partially offset by

•	$6.7 million of higher foreign currency losses;

•	$3.9 million of higher pension expenses, comprised of $2.6 million and $1.3 million of higher pension expenses in SG&A and cost of goods, respectively, which were partially offset by lower general and administrative expenses; and

•	a $6.0 million gain related to the sale of a non-core trademark in the first quarter of 2008.

Overview of ACNielsen-measured U.S. Mass Retail Dollar Share

According to ACNielsen, the U.S. mass retail color cosmetics category grew 3.2% in the first quarter of 2009, compared to the first quarter of 2008. U.S. mass retail dollar share results, according to ACNielsen, for

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon and Almay color cosmetics, Revlon Colorsilk hair color, Mitchum anti-perspirant/deodorant, and Revlon beauty tools, for the first quarter of 2009 are summarized in the table below:

	$ Share %
	Three Months Ended
	March 31,		Point
	2009	2008	Change

Revlon Color Cosmetics	13.2%	12.5%	0.7
Almay	5.7	6.1	(0.4)
Revlon ColorSilk Hair Color	8.3	8.0	0.3
Mitchum Anti-perspirant/Deodorant	4.8	5.1	(0.3)
Revlon Beauty Tools	21.2	20.7	0.5

All share and dollar volume data herein for the Company’s brands is based upon U.S. mass-retail dollar volume, which is derived from ACNielsen data (an independent research entity). ACNielsen data is an aggregate of the drug channel, Kmart, Target and Food and Combo stores. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 23% of the Company’s full year 2008 worldwide net sales, or sales volume from regional mass volume retailers, as well as prestige stores, department stores, door-to-door, Internet, television shopping, specialty stores, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. Such data represents ACNielsen’s estimates based upon mass retail sample data gathered by ACNielsen and is therefore subject to some degree of variance and may contain slight rounding differences. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Overview of Financing Activities

In the first quarter of 2009, Products Corporation reduced its long-term indebtedness by $38.3 million primarily as a result of the following transactions:

2006 Term Loan Facility:  In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Bank Term Loan. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Bank Term Loan satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement). After giving effect to such repayments, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million at March 31, 2009.

9½% Senior Notes:  In March 2009, Products Corporation used $16.5 million of cash to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009, which is net of the write-off of the ratable portion of unamortized debt discount and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $366.1 million aggregate principal amount of the 9 1/2% Senior Notes at March 31, 2009.

2006 Revolving Credit Facility:  Products Corporation had outstanding borrowings under the 2006 Revolving Credit Facility of $4.0 million at March 31, 2009.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations

In the tables, all amounts are in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the first quarter of 2009 were $303.3 million, a decrease of $8.4 million, or 2.7%, compared to $311.7 million in the first quarter of 2008. Excluding the unfavorable impact of foreign currency fluctuations of $20.3 million, consolidated net sales increased by 3.8%. Higher consolidated net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color were partially offset by lower net sales of Mitchum anti-perspirant deodorants. Revlon color cosmetics net sales increased 8.9%, excluding foreign currency fluctuations, driven by strong new product introductions.

	Three Months Ended
	March 31,		Change		XFX Change(1)
	2009	2008	$	%	$	%

United States	$191.0	$177.2	$13.8	7.8%	$13.8	7.8%
Asia Pacific	57.1	64.1	(7.0)	(10.9)	3.3	5.1
Europe	35.7	49.1	(13.4)	(27.3)	(4.6)	(9.4)
Latin America	19.5	21.3	(1.8)	(8.5)	(0.6)	(2.8)

Total International	$112.3	$134.5	$(22.2)	(16.5)%	$(1.9)	(1.4)%

Total Company	$303.3	$311.7	$(8.4)	(2.7)%	$11.9	3.8%

(1)	XFX excludes the impact of foreign currency fluctuations.

United States

In the United States, net sales in the first quarter 2009 were $191.0 million, an increase of $13.8 million, or 7.8%, compared to $177.2 million in the first quarter of 2008, primarily driven by higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color.

International

In the Company’s international operations, net sales in the first quarter of 2009 were $112.3 million, a decrease of $22.2 million, or 16.5%, compared to $134.5 million in the first quarter of 2008. Almost all of the decline was due to unfavorable foreign currency fluctuations, which negatively impacted net sales by $20.3 million in the first quarter of 2009. Excluding the unfavorable impact of foreign currency fluctuations, declines in fragrances and certain beauty care products were partially offset by higher net sales of Revlon color cosmetics, while lower net sales in the Company’s Europe and Latin America regions in the first quarter of 2009, compared to the first quarter of 2008, were partially offset by higher net sales in the Company’s Asia Pacific region.

In Asia Pacific, which is comprised of Asia Pacific and Africa, net sales in the first quarter of 2009 decreased 10.9% (while increasing 5.1% excluding the unfavorable impact of foreign currency fluctuations), to $57.1 million, compared to $64.1 million in the first quarter of 2008. The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in China, Australia and South Africa and higher shipments of certain beauty care products in South Africa (which together contributed approximately 7.1 percentage points to the increase in the region’s net sales in the first quarter of 2009, compared with the first quarter of 2008), partially offset by lower net sales in certain distributor markets and Japan (which together offset by approximately

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2.4 percentage points the increase in the region’s net sales in the first quarter of 2009, compared to the first quarter of 2008).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales in the first quarter of 2009 decreased 27.3%, or 9.4% excluding the impact of foreign currency fluctuations, to $35.7 million, compared to $49.1 million in the first quarter of 2008. This decline in net sales was due to lower shipments of beauty care products throughout the region and lower shipments of fragrances in the U.K, partially offset by higher shipments of Revlon color cosmetics throughout the region. Increased sales returns in Canada also negatively impacted net sales in the first quarter of 2009.

In Latin America, which is comprised of Mexico, Central America and South America, net sales in the first quarter of 2009 decreased 8.5%, or 2.8% excluding the impact of foreign currency fluctuations, to $19.5 million, compared to $21.3 million in the first quarter of 2008. This decline in net sales was driven primarily by lower shipments of beauty care products in Mexico and certain distributor markets (which together contributed approximately 16.9 percentage points to the decrease in the region’s net sales in the first quarter of 2009, compared to the first quarter of 2008), partially offset by higher net sales in Venezuela and Argentina (which offset by approximately 14.4 percentage points the decrease in the region’s net sales in the first quarter of 2009, compared to the first quarter of 2008).

Gross profit:

	Three Months Ended March 31,
	2009	2008	Change

Gross profit	$192.3	$198.6	$(6.3)
Percentage of net sales	63.4%	63.7%	(0.3)%

The 0.3 percentage point decrease in gross profit as a percentage of net sales for the first quarter of 2009, compared to the first quarter of 2008, was primarily due to:

•	higher allowances on color cosmetics, which reduced gross profit as a percentage of net sales by 1.9 percentage points;

•	unfavorable foreign currency fluctuations (primarily the strengthening of the U.S. dollar which resulted in higher cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina), which reduced gross profit as a percentage of net sales by 0.8 percentage points;

•	higher pension expenses within cost of goods of $1.3 million, which reduced gross profit as a percentage of net sales by 0.4 percentage points; partially offset by

•	favorable manufacturing efficiencies and lower material costs, which increased gross profit as a percentage of net sales by 1.9 percentage points; and

•	favorable changes in sales mix, which increased gross profit as a percentage of net sales by 0.8 percentage points.

SG&A expenses:

	Three Months Ended March 31,
	2009	2008	Change

SG&A expenses	$160.2	$172.8	$12.6

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The decrease in SG&A expenses for the first quarter of 2009, as compared to the first quarter of 2008, was driven primarily by:

•	$9.7 million of favorable impact of foreign currency fluctuations;

•	$6.6 million of lower permanent display amortization expenses; partially offset by

•	$4.0 million of higher advertising costs, primarily associated with the launches of certain new products; and

•	$2.6 million of higher pension expenses, which were partially offset by lower general and administrative expenses.

Restructuring costs and other, net:

	Three Months Ended March 31,
	2009	2008	Change

Restructuring costs and other, net	$0.5	$(6.2)	$(6.7)

During the first quarter of 2009, the Company recorded net charges of $0.5 million to restructuring costs and other, net, of which $0.4 million, $0.4 million and $0.4 million related to charges for employee severance and other employee-related termination costs in each of the U.K., Mexico and Argentina, respectively (together the “2009 Programs”) and $0.9 million related to the 2008 Programs. These restructuring charges were partially offset by income of $1.6 million related to the sale of a facility in Argentina. All of the $1.2 million of charges related to the 2009 Programs were cash charges and $0.7 million was paid out in the first quarter of 2009, with the remaining $0.5 million expected to be paid out by the end of 2009.

During the first quarter of 2008, the Company recorded income of $6.2 million to restructuring costs and other, net, primarily due to a net gain of $6.0 million related to the sale of a non-core trademark.

For a further discussion of the Company’s 2006 Programs, 2007 Programs and 2008 Programs, see Note 3, “Restructuring Costs and Other, Net,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009 (the “2008 Form 10-K”).

Other expenses:

	Three Months Ended March 31,
	2009	2008	Change

Interest expense	$24.1	$32.1	$8.0

The decrease in interest expense was due to lower weighted average borrowing rates and lower debt levels during the first quarter of 2009, as compared to first quarter of 2008.

Gain on repurchase of debt:

	Three Months Ended March 31,
	2009	2008	Change

Gain on repurchase of debt	$(7.0)	$—	$7.0

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

In March 2009, Products Corporation used $16.5 million of cash to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes, and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009, which is net of the write-off of the ratable portion of unamortized debt discount and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $366.1 million aggregate principal amount of the 9 1/2% Senior Notes at March 31, 2009.

Provision for income taxes:

	Three Months Ended March 31,
	2009	2008	Change

Provision for income taxes	$(2.0)	$5.8	$7.8

The decrease in the tax provision for the first quarter of 2009, as compared to the first quarter of 2008, was attributable to lower income in foreign jurisdictions, as well as the favorable resolution of tax matters in a foreign jurisdiction.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2009 was $17.3 million, as compared to $10.7 million in the first quarter of 2008. This improvement in cash provided in the first quarter of 2009, compared to the first quarter of 2008, was due to a higher net income and lower permanent display spending, partially offset by changes in net working capital.

Net cash provided by investing activities was $0.2 million and $3.9 million for the first quarters of 2009 and 2008, respectively. Net cash provided by investing activities for the first quarter of 2009 included $2.3 million in net proceeds from the sale of certain assets, offset by cash used for capital expenditures of $2.1 million. Net cash provided by investing activities for the first quarter of 2008 included $6.6 million in net proceeds from the sale of a non-core trademark and certain assets, offset by cash used for capital expenditures of $2.7 million.

Net cash used in financing activities was $35.3 million and $5.1 million for the first quarters of 2009 and 2008, respectively. Net cash used in financing activities for the first quarter of 2009 includes debt reduction payments of $35.3 million, which is comprised of the repayment of $18.7 million in principal amount of Products Corporation’s 2006 Bank Term Loan and repurchases of $23.9 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes at purchase price of $16.5 million.

Net cash used in financing activities for the first quarter of 2008 included proceeds of $170 million from the MacAndrews & Forbes Senior Subordinated Term Loan, which Products Corporation used to repay in full the $167.4 million remaining aggregate principal amount of its 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total principal amount of such loan) upon MacAndrews & Forbes funding such loan. In addition, net cash used in financing activities in the 2008 period included $8.5 million of net repayments under Products Corporation’s 2006 Revolving Credit Facility (as hereinafter defined).

At March 31, 2009, the Company had a liquidity position (excluding cash in compensating balance accounts), of $147.5 million, consisting of cash and cash equivalents (net of any outstanding checks) of $27.0 million, as well as $120.5 million in available borrowings under the 2006 Revolving Credit Facility.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Long-Term Debt Instruments

For further detail regarding Products Corporation’s long-term debt instruments, including Products Corporation’s 2006 Bank Credit Agreements, its 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.

2006 Bank Credit Agreements

In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Bank Term Loan. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Bank Term Loan, satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement). After giving effect to such repayments, the aggregate principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million at March 31, 2009.

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of March 31, 2009. At March 31, 2009, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less $13.1 million of outstanding undrawn letters of credit and $4.0 million then drawn on the 2006 Revolving Credit Facility, was $120.5 million.

9 1/2% Senior Notes

In March 2009, Products Corporation used $16.5 million of cash to repurchase an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes, and paid an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these repurchases, the Company recorded a gain of $7.0 million during the first quarter of 2009, which is net of the write-off of the ratable portion of unamortized debt discount and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $366.1 million aggregate principal amount of the 9 1/2% Senior Notes at March 31, 2009.

The Company may also, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions or otherwise. Such retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

MacAndrews & Forbes Senior Subordinated Term Loan

For detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.

Interest Rate Swap Transactions

As of March 31, 2009, the Company had two floating-to-fixed interest rate swap transactions (the “Interest Rate Swaps”), each with a notional amount of $150.0 million, expiring in September 2009 and April 2010, respectively, and each relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Interest Rate Swaps are designated as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

that Products Corporation would have received over the remaining balance of each Interest Rate Swap’s term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of the Company’s Interest Rate Swaps was a liability of $5.5 million at March 31, 2009.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the first quarter of 2009 were $4.6 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 and amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million to $30 million in the aggregate for full year 2009. The Company’s purchases of permanent wall displays and capital expenditures in the first quarter of 2009 were approximately $11.9 million and $2.1 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2009 to be approximately $40 million and $15 million, respectively, inclusive of amounts expended in the first quarter of 2009. (See “Restructuring Costs and Other, Net” above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs.)

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables, careful management of accounts payable and targeted controls on general and administrative spending.

Continuing to execute the Company’s strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities.

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement plan contributions and benefit payments. As a result of the decline in U.S. and global financial markets in 2008 and 2009, the market value of the Company’s pension fund assets declined, which had the effect of reducing the funded status of such plans. At the same time, the discount rate used to value the Company’s pension obligation increased, which partially offset the effect of the asset decline. The Company expects that these declines will result in increased cash contributions to the Company’s pension plans in 2010 and beyond than otherwise would have been expected and that its results in 2009 will be impacted from increased pension expense.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues are not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management, retailer space reconfigurations or reductions in retailer display space; or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense and/or cash contributions, advertising and promotions or for product returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

In the event of a decrease in demand for the Company’s products, reduced sales, lack of increases in demand and sales, changes in consumer purchasing habits, including with respect to shopping channels, retailer inventory management, retailer space reconfigurations or reductions in retailer display space, product discontinuances and/or advertising and promotion expenses or returns expenses exceeding its expectations or less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans, any such development, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in Revlon, Inc.’s 2008 Form 10-K for further discussion of certain risks associated with the Company’s business).

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K for further discussion of certain risks associated with the Company’s business).

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on Revlon, Inc.’s Class A Common Stock, par value of $0.01 per share (the “Class A Common Stock”) that may be authorized by Revlon, Inc.’s Board of Directors. The terms of the 2006 Credit Agreements, the indenture governing Products Corporation’s 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or making distributions, except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $50.4 million outstanding at March 31, 2009. The fair value of foreign currency forward exchange contracts outstanding at March 31, 2009 was $1.3 million.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2009, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2008 Form 10-K, other than the Company’s debt reduction transactions in the first quarter of 2009 which included:

(1) Products Corporation repaying in January 2009 a $2.1 million required quarterly amortization payment and repaying in February 2009 $16.6 million in principal amount of term loan indebtedness outstanding under its 2006 Term Loan Facility, which repayment offsets Products Corporation’s required

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

quarterly term loan amortization payments through January 2011, and after giving effect to such repayments the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million; and

(2) Products Corporation repurchasing an aggregate principal amount of $23.9 million of its 9 1/2% Senior Notes due April 1, 2011 at a purchase price of $16.5 million, and paying an additional $1.2 million of accrued and unpaid interest and fees through the respective dates of the repurchases, which notes were cancelled, after which there remained outstanding $366.1 million in aggregate principal amount of the 9 1/2% Senior Notes at March 31, 2009.

The following table reflects the impact of such debt reduction transactions on the Company’s long-term debt obligations:

	Payments Due by Period
	(dollars in millions)
Contractual Obligations
As of March 31, 2009	Total	2009 Q2-Q4	2010-2011	2012-2013	After 2013
Long-term Debt, including Current Portion	$1,185.3	$0.2	$372.6	$812.5	$—
Interest on Long-term Debt(a)	209.3	70.7	136.6	2.0	—

(a)	Consists of interest primarily on the 9 1/2% Senior Notes and on the 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Facilities and assumed interest rates. In addition, this amount reflects the impact of the Interest Rate Swaps, each covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 5.9% on the 2006 Term Loan Facility as of March 31, 2009. (See “Financial Condition, Liquidity and Capital Resources – Interest Rate Swap Transactions”).

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

For a discussion of the Company’s critical accounting policies, see the Company’s 2008 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except per share amounts)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2008 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2008. The following table presents the information required by Item 7A as of March 31, 2009:

									Fair Value
	Expected Maturity Date for the year ended December 31,								March 31,
Debt	2009	2010		2011	2012	2013	Thereafter	Total	2009
	(dollars in millions, except for rate information)

Short-term variable rate (various currencies)	$0.9							$0.9	$0.9
Average interest rate(a)	6.3%
Short-term fixed rate — third party (various currencies)	$0.2							0.2	0.2
Average interest rate	6.0%
Long-term fixed rate — third party ($US)				$366.1				366.1	267.3
Average interest rate				9.5%
Long-term fixed rate — affiliates ($US)		$107.0	(b)					107.0	82.3
Average interest rate		11.0%
Long-term variable rate — third party ($US)				$6.5	$812.5			819.0	615.3
Average interest rate(a)(c)				7.2%	5.8%

Total debt	$1.1	$107.0		$372.6	$812.5	$—	$—	$1,293.2	$966.0

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at March 31, 2009.

(b)	Represents the $107 million remaining aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan, which matures on the earlier of (1) the date that Revlon, Inc. issues equity with gross proceeds of at least $107 million, which proceeds would be used to repay the $107 million remaining aggregate principal balance of the MacAndrews & Forbes Senior Subordinated Term Loan, or (2) August 1, 2010 and bears interest at an annual rate of 11%, which is payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year. (See “Financial Condition, Liquidity and Capital Resources — MacAndrews & Forbes Senior Subordinated Term Loan”).

(c)	Based upon the implied forward rate from the U.S. Dollar LIBOR yield curve at March 31, 2009, this reflects the impact of the Interest Rate Swaps, each covering $150 million notional amount under the 2006 Term Loan Facility, which would result in an effective weighted average interest rate of 5.8% on the 2006 Term Loan Facility at March 31, 2009.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except per share amounts)

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	March 31,	March 31,
Forward Contracts	$/FC	Amount	2009	2009

Sell Canadian Dollars /Buy USD	0.8349	$15.9	$16.7	$0.8
Sell Australian Dollars/Buy USD	0.6913	9.9	10.0	0.1
Sell British Pounds/Buy USD	1.4956	8.8	9.2	0.4
Sell South African Rand/Buy USD	0.1021	4.8	4.8	—
Buy Australian Dollars/Sell New Zealand Dollars	1.2144	3.3	3.4	0.1
Sell Euros/Buy USD	1.3851	1.3	1.3	—
Sell New Zealand Dollars/Buy USD	0.5549	0.8	0.8	—
Sell USD/Buy South African Rand	0.1064	5.4	5.3	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1290	0.2	0.2	—

Total forward contracts		$50.4	$51.7	$1.3

	Expected Maturity date for the year			Fair Value
	ended December 31,			March 31,
Interest Rate Swap Transactions(a)	2009	2010	Total	2009

Notional Amount	$150.0	$150.0	$300.0	$(5.5)
Average Pay Rate	3.676%	2.66%
Average Receive Rate	3-month USD LIBOR	3-month USD LIBOR

(a)	As of March 31, 2009, the Company had two floating-to-fixed Interest Rate Swaps, each with a notional amount of $150.0 million, expiring in September 2009 and April 2010, respectively, and each relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. The Interest Rate Swaps are designated as cash flow hedges of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

REVLON, INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the three-month period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including, with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense and/or cash contributions, advertising and promotions or for product returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding our business strategy, including our plans to (a) build and leverage our strong brands; (b) improve the execution of our strategies and plans and provide for continued improvement in our organizational capability through enabling and developing our

REVLON, INC. AND SUBSIDIARIES

employees; (c) continue to strengthen our international business; (d) improve our operating profit margins and cash flow; and (e) improve our capital structure;

(v)	restructuring activities, restructuring costs, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity securities of Revlon, Inc. or additional debt securities of Revlon, Inc. or Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of operating expenses, the amount and timing of restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2009, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Interest Rate Swaps, which are intended to reduce the effects of floating interest rates and the Company’s exposure to interest rate volatility by hedging against fluctuations in variable interest rate payments on the applicable notional amounts of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time, centralized purchasing to secure discounts and efficiencies in procurement, and providing additional discounts to U.S. customers for more timely payment of receivables, careful management of accounts payable and targeted controls on general and administrative spending; and

(xi)	the Company’s expectations regarding future pension expense and cash contributions, including as a result of the decline in the U.S. and global financial markets in 2008 and 2009, the Company’s expectation that these declines will result in increased cash contributions to the Company’s pension plans in 2010 and beyond than otherwise would have been expected and that its results in 2009 will be impacted from increased pension expense.

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

REVLON, INC. AND SUBSIDIARIES

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2008 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2009 (which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on the Company’s website at www.revloninc.com). The information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions, advertising and promotion expenses or lower than expected results from the Company’s advertising and/or marketing plans; higher than expected product returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, marketing and promotional spending and marketing and promotional successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in executing the Company’s business strategy, which could affect our ability to achieve our objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected acceptance of our new or existing

REVLON, INC. AND SUBSIDIARIES

products by consumers and/or retail customers, less than expected acceptance of our advertising, promotion and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising and/or promotion for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to improve the execution of our strategies and plans and/or build our organizational capability, provide employees with opportunities to develop professionally and/or provide employees who have demonstrated capability with new and expanded responsibilities or roles; (c) difficulties, delays or unanticipated costs in connection with our plans to continue to strengthen our international business, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit margins and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, in working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in, or our inability to improve our capital structure and/or consummate transactions to do so, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs, 2008 Programs, 2007 Programs and/or 2006 Programs and the risk that the 2009 Programs, 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, or from capital contributions or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity of Revlon, Inc. or debt securities of Revlon, Inc. or Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and benefit payments, purchases of permanent wall displays and/or capital expenditures;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the Interest Rate Swaps and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and/or

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and pension expense and/or a more than expected adverse impact on the Company’s financial results and/or financial condition.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

REVLON, INC. AND SUBSIDIARIES

Website Availability of Reports and Other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on the Company’s website http://www.revloninc.com. In addition, under the section of its website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation and Stock Plan Committee, as well as Revlon, Inc.’s Code of Business Conduct, which includes Revlon, Inc.’s Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy, each of which the Company will provide in print, without charge, upon written request to Robert K. Kretzman, Executive Vice President and Chief Legal Officer, Revlon, Inc., 237 Park Avenue, New York, NY 10017. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

REVLON, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2008 Form 10-K.

Item 6.	Exhibits

*10.1	Amended and Restated Employment Agreement, dated as of March 1, 2009, between Products Corporation and Alan T. Ennis.
*10.2	Revlon Executive Severance Pay Plan.
*31.1	Certification of David L. Kennedy, Chief Executive Officer, dated April 30, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Alan T. Ennis, Chief Financial Officer, dated April 30, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Chief Executive Officer, dated April 30, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Alan T. Ennis, Chief Financial Officer, dated April 30, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2009

REVLON, INC.
Registrant

By: /s/	Alan T. Ennis	By: /s/	Edward A. Mammone

	Alan T. Ennis		Edward A. Mammone
	Executive Vice President and		Senior Vice President,
	Chief Financial Officer		Corporate Controller and
Chief Accounting Officer