Form 10-Q
period 2009-09-30
REVLON INC /DE/
filed 2009-10-29
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

As of September 30, 2009, 48,443,072 shares of Class A Common Stock and 3,125,000 shares of Class B Common Stock were outstanding at such date. 28,207,735 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. (See Note 12, “Subsequent Events”).

REVLON, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$62.5	$52.8
Trade receivables, less allowance for doubtful accounts of $4.1 and $3.3 as of September 30, 2009 and December 31, 2008, respectively	169.0	169.9
Inventories	136.4	154.2
Prepaid expenses and other	52.7	51.6

Total current assets	420.6	428.5
Property, plant and equipment, net	111.6	112.8
Other assets	87.3	89.5
Goodwill, net	182.5	182.6

Total assets	$802.0	$813.4

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$1.7	$0.5
Current portion of long-term debt	16.7	18.9
Accounts payable	71.4	78.1
Accrued expenses and other	225.4	225.9

Total current liabilities	315.2	323.4
Long-term debt	1,147.8	1,203.2
Long-term debt — affiliates	107.0	107.0
Long-term pension and other post-retirement plan liabilities	209.3	223.7
Other long-term liabilities	66.1	68.9

Stockholders’ deficiency:
Class B Common Stock, par value $.01 per share: 200,000,000 shares authorized, 3,125,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—
Class A Common Stock, par value $.01 per share: 900,000,000 shares authorized; 50,027,003 and 50,150,355 shares issued as of September 30, 2009 and December 31, 2008, respectively	0.5	0.5
Additional paid-in capital	1,005.5	1,000.9
Treasury stock, at cost: 362,649 and 256,453 shares of Class A Common Stock as of September 30, 2009 and December 31, 2008, respectively	(4.3)	(3.6)
Accumulated deficit	(1,891.5)	(1,927.5)
Accumulated other comprehensive loss	(153.6)	(183.1)

Total stockholders’ deficiency	(1,043.4)	(1,112.8)

Total liabilities and stockholders’ deficiency	$802.0	$813.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$326.2	$334.4	$951.3	$1,012.6
Cost of sales	117.9	126.8	349.5	364.4

Gross profit	208.3	207.6	601.8	648.2
Selling, general and administrative expenses	155.4	187.5	471.9	548.5
Restructuring costs and other, net	2.6	0.3	21.4	(11.3)

Operating income	50.3	19.8	108.5	111.0

Other expenses (income):
Interest expense	23.0	29.1	71.1	91.9
Interest income	—	(0.4)	(0.4)	(0.7)
Amortization of debt issuance costs	1.4	1.5	4.2	4.2
Gain on repurchase of debt	(0.3)	—	(7.8)	—
Foreign currency losses (gains), net	0.2	1.6	4.7	(3.9)
Miscellaneous, net	0.4	0.8	0.7	0.8

Other expenses, net	24.7	32.6	72.5	92.3

Income (loss) from continuing operations before income taxes	25.6	(12.8)	36.0	18.7
Provision for income taxes	2.5	2.4	0.3	16.8

Income (loss) from continuing operations, net of taxes	23.1	(15.2)	35.7	1.9
Income from discontinued operations, net of taxes	—	44.4	0.3	44.7

Net income	$23.1	$29.2	$36.0	$46.6

Basic income (loss) per common share:
Continuing operations	0.45	(0.30)	0.69	0.04
Discontinued operations	—	0.87	0.01	0.87

Net income	$0.45	$0.57	$0.70	$0.91

Diluted income (loss) per common share:
Continuing operations	0.45	(0.30)	0.69	0.04
Discontinued operations	—	0.87	0.01	0.87

Net income	$0.45	$0.57	$0.70	$0.91

Weighted average number of common shares outstanding:
Basic	51,567,164	51,311,234	51,538,730	51,216,814

Diluted	51,583,491	51,311,234	51,550,584	51,298,603

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

					Accumulated
		Additional			Other	Total
	Common	Paid-In-	Treasury	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Stock	Deficit	Loss	Deficiency

Balance, January 1, 2009	$0.5	$1,000.9	$(3.6)	$(1,927.5)	$(183.1)	$(1,112.8)
Stock option compensation		0.2				0.2
Amortization of deferred compensation for restricted stock		4.4				4.4
Treasury stock acquired, at cost(a)			(0.7)			(0.7)
Comprehensive income:
Net income				36.0		36.0
Revaluation of financial derivative instruments(b)					3.0	3.0
Currency translation adjustment					9.0	9.0
Amortization of pension related costs(c)					8.9	8.9
Pension re-measurement(d)					(0.6)	(0.6)
Pension curtailment gain(d)					9.2	9.2

Total comprehensive income						65.5

Balance, September 30, 2009	$0.5	$1,005.5	$(4.3)	$(1,891.5)	$(153.6)	$(1,043.4)

(a)	Pursuant to the share withholding provisions of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain employees and executives, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 84,623; 313; and 21,260 shares of Revlon, Inc. Class A Common Stock (as hereinafter defined) during the first, second and third quarters of 2009, respectively, to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $7.14, $5.36 and $5.22, respectively, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the respective vesting dates, for a total of $0.7 million.

(b)	Amount relates to (1) the change in net unrealized losses of $1.4 million on the Interest Rate Swaps (as hereinafter defined) (See Note 10, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $5.2 million on the Interest Rate Swaps.

(c)	The amortization of pension related costs of $8.9 million includes a non-cash curtailment gain of $0.8 million recognized in earnings in the second quarter of 2009 related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments (as defined in Note 2, “Post-retirement Benefits”). (See Note 6, “Comprehensive Income”).

(d)	The $0.6 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments, as well as the May 2009 Program (as defined in Note 7, “Restructuring Costs and Other, Net”). In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million in the second quarter of 2009, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 2, “Post-retirement Benefits”).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36.0	$46.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(0.3)	0.5
Depreciation and amortization	49.7	69.2
Amortization of debt discount	0.5	0.5
Stock compensation amortization	4.6	5.4
Loss on early extinguishment of debt	—	0.7
Gain on repurchase of debt	(7.8)	—
Gain on disposal of discontinued operations	—	(45.2)
Gain on sale of certain assets including a non-core trademark	(1.6)	(12.5)
Change in assets and liabilities:
Decrease in trade receivables	8.3	14.7
Decrease (increase) in inventories	24.0	(19.3)
Decrease (increase) in prepaid expenses and other current assets	0.8	(7.7)
(Decrease) increase in accounts payable	(0.7)	16.9
(Decrease) increase in accrued expenses and other current liabilities	(26.5)	4.3
Purchase of permanent displays	(26.1)	(36.4)
Other, net	16.3	6.2

Net cash provided by operating activities	77.2	43.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.9)	(15.1)
Proceeds from the sale of assets of discontinued operations	—	107.6
Proceeds from the sale of certain assets including a non-core trademark	2.3	10.1

Net cash (used in) provided by investing activities	(8.6)	102.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(7.1)	(2.0)
Repayment under the 2006 Revolving Credit Facility, net	—	(45.7)
Proceeds from the issuance of long-term debt — affiliates	—	170.0
Repayment of long-term debt	(49.9)	(169.6)
Repayment of long-term debt — affiliates	—	(63.0)
Payment of financing costs	(4.2)	(3.0)

Net cash used in financing activities	(61.2)	(113.3)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash provided by (used in) operating activities of discontinued operations	0.2	(9.6)
Net cash used in financing activities of discontinued operations	—	(0.4)
Change in cash from discontinued operations	—	(1.0)

Net cash provided by (used in) discontinued operations	0.2	(11.0)

Effect of exchange rate changes on cash and cash equivalents	2.1	(1.1)

Net increase in cash and cash equivalents	9.7	21.1
Cash and cash equivalents at beginning of period	52.8	45.1

Cash and cash equivalents at end of period	$62.5	$66.2

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$66.1	$84.2
Income taxes, net of refunds	$9.7	$20.9
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$0.7	$1.0

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(1)	Description of Business and Basis of Presentation

Revlon, Inc. (together with its subsidiaries, the “Company”) conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation (“Products Corporation”) and its subsidiaries. The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, fragrances, skincare, anti-perspirants/deodorants and other beauty care products. The Company’s principal customers include large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for the manufacture and sale of complementary beauty-related products and accessories in exchange for royalties.

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

The Company has evaluated subsequent events occurring through October 29, 2009, which is the date the Company’s financial statements for the third quarter of 2009 were issued. (See Note 12, “Subsequent Events”, regarding the consummation of the Exchange Offer (as hereinafter defined) on October 8, 2009 and the October 2009 Note Repurchases (as hereinafter defined)).

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

In May 2009, Products Corporation also amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees which created a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. (The savings plan amendments described above are hereinafter referred to as the “May 2009 Savings Plan Amendments” and, together with the May 2009 Pension Plan Amendments, as the “May 2009 Plan Amendments”).

During the second quarter of 2009, the Company recorded an $8.6 million decrease in its pension liabilities which was offset against accumulated other comprehensive income (loss) as a result of the pension curtailment and the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 7, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities is comprised of a non-cash curtailment gain of approximately $9.2 million which was recorded in the second quarter of 2009 as an offset against the net actuarial losses previously reported within accumulated other comprehensive income (loss), partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above.

In the three and nine months ended September 30, 2009, the Company recognized higher pension expense driven primarily by the significant decline in pension asset values in 2008, partially offset by a decrease in pension expense of $0.8 million and $1.9 million for the three and nine months ended September 30, 2009, respectively, as a result of the May 2009 Pension Plan Amendments and the May 2009 Program, as noted above. The pension expense for the nine months ended September 30, 2009 includes a non-cash curtailment gain of $0.8 million related to the recognition of previously unrecognized prior service costs that had been reported in accumulated other comprehensive loss in the second quarter of 2009.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

After giving effect to the re-measurements of pension liabilities resulting from the May 2009 Pension Plan Amendments and the May 2009 Program, the components of net periodic benefit costs for the pension and the other post-retirement benefit plans for the third quarter of 2009 and 2008, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net periodic benefit costs:
Service cost	$1.8	$2.1	$—	$—
Interest cost	8.6	8.7	0.2	0.2
Expected return on plan assets	(7.0)	(9.4)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial loss	3.1	0.3	0.1	0.1

	$6.5	$1.6	$0.3	$0.3

After giving effect to the re-measurements of pension liabilities resulting from the May 2009 Pension Plan Amendments and the May 2009 Program, the components of net periodic benefit costs for the pension and the other post-retirement benefit plans for the nine-month period ended September 30, 2009 and 2008, respectively, are as follows:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net periodic benefit costs:
Service cost	$5.8	$6.3	$—	$—
Interest cost	26.0	26.0	0.6	0.6
Expected return on plan assets	(20.6)	(28.1)	—	—
Amortization of prior service cost	(0.1)	(0.3)	—	—
Amortization of actuarial loss	9.7	1.0	0.1	0.2
Curtailment gain	(0.8)	—	—	—

	20.0	4.9	0.7	0.8
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$19.9	$4.8	$0.7	$0.8

The Company expects net periodic benefit costs for the pension and the other post-retirement benefit plans to be approximately $25 million to $30 million for all of 2009. The Company currently expects to contribute approximately $25 million in the aggregate to its pension plans and other post-retirement benefits plans in 2009. During the third quarter of 2009, $8.0 million and $0.3 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the nine-month period ended September 30, 2009, $17.9 million and $0.8 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in the Company’s 2008 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(3)	Inventories

	September 30,	December 31,
	2009	2008

Raw materials and supplies	$48.0	$57.6
Work-in-process	12.7	16.6
Finished goods	75.7	80.0

	$136.4	$154.2

(4)	Discontinued Operations

In July 2008, the Company disposed of the non-core Bozzano business, a men’s hair care and shaving line of products, and certain other non-core brands, including Juvena and Aquamarine, which were sold only in the Brazilian market (the “Bozzano Sale Transaction”). The transaction was effected through the sale of the Company’s indirect Brazilian subsidiary, Ceil Comércio E Distribuidora Ltda. (“Ceil”), to Hypermarcas S.A., a Brazilian publicly-traded, consumer products corporation. The purchase price was approximately $107 million in cash, including approximately $3 million in cash on Ceil’s balance sheet on the closing date. Net proceeds, after the payment of taxes and transaction costs, were approximately $95 million.

During the third quarter of 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

The income statements for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, were adjusted to reflect Ceil as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of discontinued operations for each of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$—	$2.1	$—	$20.6
Operating (loss) income	—	(0.6)	—	0.1
(Loss) income before income taxes	—	(0.8)	—	0.1
(Benefit) provision for income taxes	—	—	(0.3)	0.6
Net (loss) income	—	(0.8)	0.3	(0.5)

(5)	Basic and Diluted Earnings (Loss) Per Common Share

Shares used in basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings (loss) per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. For the three- and nine-month periods ended September 30, 2009 and 2008, options to purchase 1,251,261 and 2,020,441 shares, respectively, of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

For the three- and nine-month periods ended September 30, 2009, 1,204,955 and 1,209,428 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

were excluded from the calculation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

For the three- and nine-month periods ended September 30, 2008, 820,115 and 738,326 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

The components of basic and diluted earnings (loss) per share for the third quarter of 2009 and 2008 and the nine-month period ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(shares in millions)

Numerator:
Income (loss) from continuing operations	$23.1	$(15.2)	$35.7	$1.9
Income from discontinued operations	—	44.4	0.3	44.7

Net income	$23.1	$29.2	$36.0	$46.6

Denominator:
Weighted average common shares outstanding — Basic	51.57	51.31	51.54	51.22
Effect of dilutive restricted stock	0.01	—	0.01	0.08

Weighted average common shares outstanding — Diluted	51.58	51.31	51.55	51.30

Basic earnings (loss) per share:
Continuing operations	$0.45	$(0.30)	$0.69	$0.04
Discontinued operations	—	0.87	0.01	0.87

Net income	$0.45	$0.57	$0.70	$0.91

Diluted earnings (loss) per share:
Continuing operations	$0.45	$(0.30)	$0.69	$0.04
Discontinued operations	—	0.87	0.01	0.87

Net income	$0.45	$0.57	$0.70	$0.91

Reverse Stock Split

In September 2008, Revlon, Inc. effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Revlon, Inc.’s Class A Common Stock and Class B common stock, par value of $0.01 per share (the “Class B Common Stock” and together with Class A Common Stock, the “Common Stock”). As a result of the Reverse Stock Split, each ten shares of Revlon, Inc.’s Class A Common Stock and Class B Common Stock issued and outstanding at 11:59 p.m. on September 15, 2008 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(6)	Comprehensive Income

The components of comprehensive income for the third quarter of 2009 and 2008 and nine-month period ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$23.1	$29.2	$36.0	$46.6
Other comprehensive income (loss):
Revaluation of financial derivative instruments(a)	1.7	(0.1)	3.0	1.4
Currency translation adjustment	1.6	(3.7)	9.0	(7.8)
Amortization of pension related costs(b)	3.2	0.3	8.9	0.8
Elimination of currency translation adjustments related to Bozzano Sale Transaction	—	37.3	—	37.3
Pension re-measurement(c)	—	—	(0.6)	—
Pension curtailment gain(c)	—	—	9.2	—

Other comprehensive income	6.5	33.8	29.5	31.7

Total comprehensive income	$29.6	$63.0	$65.5	$78.3

(a)	Amount for the nine months ended September 30, 2009 relates to (1) the change in net unrealized losses of $1.4 million on the Interest Rate Swaps (see Note 10, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $5.2 million on the Interest Rate Swaps.

(b)	The amortization of pension related costs of $8.9 million during the nine months ended September 30, 2009 includes a non-cash curtailment gain of $0.8 million recognized in earnings in the second quarter of 2009 related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments. (See Note 2, “Post-retirement Benefits”).

(c)	The $0.6 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities performed in the second quarter of 2009 in connection with the May 2009 Pension Plan Amendments, as well as the May 2009 Program. In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million in the second quarter of 2009, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 2, “Post-retirement Benefits”).

(7)	Restructuring Costs and Other, Net

During the third quarter of 2009, the Company recorded charges of $2.6 million in restructuring costs and other related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the nine-month period ended September 30, 2009, the Company recorded charges of $21.4 million in restructuring costs and other, net, which are comprised of:

•	a $20.8 million charge related to the May 2009 Program;

•	$1.2 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009 (together with the May 2009 Program, the “2009 Programs”); and

•	a $1.0 million charge related to the 2008 Programs (as hereinafter defined);

with the foregoing partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

All of the approximately $21 million of charges related to the May 2009 Program are expected to be paid out during 2009 to 2012, including approximately $12 million in 2009, $6 million in 2010 and the balance of $3 million to be paid thereafter.

During the nine-month period ended September 30, 2008, the Company recorded income of $11.3 million included in restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs in the third quarter of 2008 was associated with the 2006 Programs (as hereinafter defined), primarily due to charges for employee severance and other employee-related termination costs being slightly lower than estimated. These were partially offset by a charge of $1.8 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $1.0 million related to the Company’s decision to close and sell its facility in Mexico.

The Company recorded restructuring costs related to various restructuring plans during 2006 (the “2006 Programs”), 2007 (the “2007 Programs”) and 2008 (the “2008 Programs”). (See Note 3, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K).

Details of the activities described above during the nine-month period ended September 30, 2009 are as follows:

	Balance				Balance
	as of	Expenses			as of
	January 1,	(Income),	Utilized, Net		September 30,
	2009	Net	Cash	Noncash	2009

Employee severance and other personnel benefits:
2006 Programs	$0.3	$—	$(0.2)	$—	$0.1
2007 Programs	0.1	—	(0.1)	—	—
2008 Programs	3.0	1.0	(3.0)	—	1.0
2009 Programs	—	19.4	(7.4)	—	12.0

	3.4	20.4	(10.7)	—	13.1
Leases and equipment write-offs	—	2.6	(0.1)	—	2.5

Total restructuring accrual	$3.4	23.0	$(10.8)	$—	$15.6

Gain on sale of Argentina facility		(1.6)

Total restructuring costs and other, net		$21.4

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(8)	Geographic Information

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2009, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold to consumers.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008

Geographic area:
Net sales:
United States	$183.7	56%	$189.4	57%	$560.9	59%	$583.0	58%
International	142.5	44%	145.0	43%	390.4	41%	429.6	42%

	$326.2		$334.4		$951.3		$1,012.6

	September 30,		December 31,
	2009		2008

Long-lived assets:
United States	$300.3	79%	$308.3	80%
International	81.1	21%	76.6	20%

	$381.4		$384.9

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008

Classes of similar products:
Net sales:
Color cosmetics	$196.4	60%	$211.2	63%	$597.5	63%	$649.2	64%
Beauty care and fragrance	129.8	40%	123.2	37%	353.8	37%	363.4	36%

	$326.2		$334.4		$951.3		$1,012.6

(9)	Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Fair Value Measurements and Disclosures Topic”) clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. The Fair Value Measurements and Disclosures Topic was effective for fiscal years beginning after November 15, 2007 for financial assets. The FASB deferred the effective date until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. The Company adopted the provisions of the Fair Value Measurements and Disclosures Topic with respect to financial assets and liabilities effective January 1, 2008 and with respect to non-financial assets and liabilities effective

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

as of January 1, 2009, neither of which had a material impact on the Company’s results of operations and/or financial condition.

The fair value framework of the Fair Value Measurements and Disclosures Topic requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities fair value measurement requirements are as follows:

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

As of September 30, 2009, the fair values of the Company’s financial assets and liabilities, namely its foreign currency forward exchange contracts and the Interest Rate Swap transaction (as hereinafter defined), are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
Foreign currency forward exchange contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities:
Interest Rate Swap(b)	$2.5	$—	$2.5	$—
Foreign currency forward exchange contracts(a)	3.6	—	3.6	—

Total liabilities at fair value	$6.1	$—	$6.1	$—

(a)	Based on observable market transactions of spot and forward rates.

(b)	Based on three-month U.S. Dollar LIBOR.

(10)	Financial Instruments

The fair value of the Company’s debt, including the current portion of long-term debt, is based on the quoted market prices for the same issues or on the current or implied rates offered to the Company for debt of the same remaining maturities. The estimated fair value of such debt at September 30, 2009 and December 31, 2008, respectively, was approximately $76.6 million and $360.1 million less than the carrying values of $1,271.5 million and $1,329.1 million, respectively.

Products Corporation also maintains standby and trade letters of credit with certain banks for various corporate purposes under which Products Corporation is obligated, of which approximately $11.6 million and $13.1 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2009 and December 31, 2008, respectively. Included in these amounts is approximately $9.3 million at September 30, 2009 and December 31, 2008, respectively, in standby letters of credit, which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair-values.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (2) interest rate swap transactions intended for the purpose of managing interest rate risk by fixing the interest rate on a portion of Products Corporation’s indebtedness.

While the Company may be exposed to credit loss in the event of the counterparty’s non-performance, the Company’s exposure is limited to the net amount that Products Corporation would have received, if any, from the counterparty over the remaining balance of the terms of the FX Contracts and Interest Rate Swap (as hereinafter defined). The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

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

The U.S. dollar notional amount of the FX Contracts outstanding at September 30, 2009 and December 31, 2008 was $53.3 million and $41.0 million, respectively.

Interest Rate Swap Transactions

In September 2009, one of the Company’s two floating-to-fixed interest rate swaps, with a notional amount of $150.0 million, expired. Therefore, as of September 30, 2009, the Company had one floating-to-fixed interest rate swap transaction with a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility, which expires in April 2010 (the “Interest Rate Swap”, and together with the interest rate swap which expired in September 2009, the “Interest Rate Swaps”). The Interest Rate Swap has been designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility (as defined below) under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (“Derivatives and Hedging Topic”).

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Quantitative Information — Derivative Financial Instruments

The Company adopted the provisions of the Derivatives and Hedging Topic as of December 31, 2008. As required by the Derivatives and Hedging Topic, the effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
		September 30,	December 31,		September 30,	December 31,
Derivatives under the	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives and Hedging Topic:	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments:
Interest Rate Swaps(a)	Prepaid expenses	$—	$0.8	Accrued expenses	$2.5	$5.5
	Other long-term assets	—	—	Other long-term liabilities	—	1.0
Derivatives not designated as hedging instruments:
FX Contracts(b)	Prepaid expenses	0.2	2.2	Accrued expenses	3.6	0.2

		$0.2	$3.0		$6.1	$6.7

(a)	Fair value is determined by using the applicable LIBOR.

(b)	Fair value is determined by using observable market transactions of spot and forward rates.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”):

	Derivative Instruments Gain (Loss) Effect on Consolidated
	Statement of Operations as of September 30,
			Income Statement	Amount of Gain (Loss)		Amount of Gain (Loss)
	Amount of Gain (Loss)		Classification	Reclassified from OCI		Recognized in Interest
	Recognized in OCI		of Gain (Loss)	to Income		Expense
	(Effective Portion)		Reclassified from	(Effective Portion)		(Ineffective Portion)
	2009	2008	OCI to Income	2009	2008	2009	2008

Derivatives designated as cash flow hedges:
Interest Rate Swaps	$(2.4)	$(0.7)	Interest expense	$(4.2)	$(1.3)	$—	$(0.2)

	Amount of Gain (Loss)
	Recognized in Foreign
	Currency Gains
	(Losses), Net
	2009	2008

Derivatives not designated as hedging instruments:
FX Contracts	$(5.1)	$1.6

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(11)	Long-term Debt

	September 30,	December 31,
	2009	2008

2006 Term Loan Facility due 2012(a)	$815.0	$833.7
2006 Revolving Credit Facility due 2012(a)	—	—
MacAndrews & Forbes Senior Subordinated Term Loan due 2010(b)	107.0	107.0
9 1/2% Senior Notes due 2011, net of discounts	349.4	388.2
Other long-term debt	0.1	0.2

	1,271.5	1,329.1
Less current portion(c)	(16.7)	(18.9)

	$1,254.8	$1,310.2

(a)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K for certain details regarding Products Corporation’s term loan facility entered into in 2006 (the “2006 Term Loan Facility;” the agreement for such loan being referred to as the “2006 Term Loan Agreement”) and Products Corporation’s $160 million asset-based, multi-currency revolving credit agreement entered into in 2006 (the “2006 Revolving Credit Facility”) (together, such facilities are referred to as the “2006 Credit Facilities,” and such agreements are referred to as the “2006 Credit Agreements”), as well as for other details as to Products Corporation’s other debt instruments.

(b)	See Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K and Note 12, “Subsequent Events” of this Form 10-Q regarding the consummation of the Exchange Offer on October 8, 2009 for certain details regarding the MacAndrews & Forbes Senior Subordinated Term Loan. Such table does not reflect the reduction of Revlon, Inc.’s long-term debt as a result of the $48.6 million of aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the consummation of the Exchange Offer or the issuance of the Series A Preferred Stock (as hereinafter defined), which will initially be recorded as a long-term liability at its fair value of $47.9 million.

(c)	The Company classified $16.6 million of long-term debt as a current liability, which is comprised of an estimate of the required “excess cash flow” payment (as defined under the 2006 Term Loan Agreement) to be made in 2010, which is based upon the actual 2008 “excess cash flow” payment made in the first quarter of 2009. (See below under “Debt Reduction Transactions — 2006 Term Loan Facility”).

Debt Reduction Transactions

In the three- and nine-month periods ended September 30, 2009, Products Corporation reduced its long-term indebtedness by $9.9 million and $57.6 million, respectively, primarily as a result of the following transactions:

2006 Term Loan Facility:  In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Term Loan Facility. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Term Loan Facility satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At September 30,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2009, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million.

9½% Senior Notes:  In the third quarter of 2009, Products Corporation used $8.2 million to repurchase an aggregate principal amount of $8.6 million of its 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”) and paid an additional $0.4 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the first nine months of 2009, Products Corporation used $31.0 million to repurchase an aggregate principal amount of $39.5 million of its 9 1/2% Senior Notes and paid an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $0.3 million during the third quarter of 2009 and a gain of $7.8 million during the first nine months of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $350.5 million aggregate principal amount of the 9 1/2% Senior Notes, or $349.4 million net of discounts, at September 30, 2009. (See Note 12, “Subsequent Events”, regarding the October 2009 Note Repurchases).

(12)	Subsequent Events

Revlon, Inc. Exchange Offer

On October 8, 2009, Revlon, Inc. consummated its exchange offer (as amended, the “Exchange Offer”) in which each issued and outstanding share of Revlon, Inc.’s Class A Common Stock was exchangeable on a one-for-one basis for a newly-issued series of Revlon, Inc. preferred stock, par value $0.01 per share (the “Series A Preferred Stock”). Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Series A Preferred Stock in exchange for the same number of shares of Class A Common Stock tendered for exchange in the Exchange Offer. The Class A Common Stock tendered in the Exchange Offer represented approximately 46% of the shares of Class A Common Stock held by stockholders other than MacAndrews & Forbes and its affiliates.

Each share of Series A Preferred Stock issued in the Exchange Offer has a liquidation preference of $5.21 per share, is entitled to receive a 12.75% annual dividend payable quarterly in cash and is mandatorily redeemable for cash four years from issuance (on October 8, 2013). Each share of Series A Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Series A Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference at maturity (assuming Revlon, Inc. does not engage in one of certain specified change of control transactions). If Revlon, Inc. engages in one of certain specified change of control transactions (not including any transaction with MacAndrews & Forbes) within three years of consummation of the Exchange Offer, the holders of the Series A Preferred Stock will have the right to receive a special dividend if the per share equity value of the Company in the change of control transaction is higher than the liquidation preference plus paid and accrued and unpaid dividends on the Series A Preferred Stock, capped at an amount that would provide aggregate cash payments of up to $12.00 per share.

Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107 million aggregate outstanding principal amount of the Senior Subordinated Term Loan between MacAndrews & Forbes and Products Corporation (the “Contributed Loan”), representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Revlon, Inc.’s Class A Common Stock tendered for exchange, and not withdrawn, in the Exchange Offer, and in consideration, Revlon, Inc. issued to MacAndrews & Forbes one share of Class A Common Stock for each share of Class A Common Stock tendered for exchange, and not withdrawn, in the Exchange Offer, or 9,336,905 shares of Class A Common Stock. Upon consummation of the Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date on the $48.6 million Contributed Loan which

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

remains owing from Products Corporation to Revlon, Inc. from August 2010 to the fourth anniversary of the consummation of the Exchange Offer (or on October 8, 2013), to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date on the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to the fifth anniversary of the consummation of the Exchange Offer (or on October 8, 2014) and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Immediately after the Exchange Offer, Revlon, Inc. had outstanding 10,898,432 shares of Class A Common Stock and 9,336,905 shares of Series A Preferred Stock held by stockholders other than MacAndrews & Forbes and its affiliates. An additional 37,544,640 shares of Class A Common Stock were beneficially owned as of such date by MacAndrews & Forbes and its affiliates, which also beneficially owns all 3,125,000 shares of Revlon, Inc.’s Class B Common Stock.

As a result of the Exchange Offer transactions:

•	MacAndrews & Forbes and its affiliates beneficially owned as of such date in the aggregate 37,544,640 shares of Class A Common Stock, or 77.5% of the Class A Common Stock, all 3,125,000 shares of Revlon, Inc.’s Class B Common Stock and 78.9% of the combined Class A and Class B Common Stock (representing 77.3% of the combined voting power of the Class A and Class B Common Stock and the Series A Preferred Stock as of such date); and

•	stockholders other than those affiliated with MacAndrews & Forbes and its affiliates beneficially owned as of such date 22.5% of the Class A Common Stock and all of the Series A Preferred Stock (which, together represented 22.7% of the combined voting power of the Common Stock and Series A Preferred Stock as of such date).

In connection with the Exchange Offer, the Series A Preferred Stock will initially be recorded by Revlon, Inc. as a long-term liability at its fair value of $47.9 million. The total amount to be paid by Revlon, Inc. at maturity is currently estimated to be approximately $48.6 million, which represents the $5.21 liquidation preference for each of the 9,336,905 shares of Series A Preferred Stock issued in the Exchange Offer.

In addition, in connection with Revlon, Inc.’s Exchange Offer, as of September 30, 2009, Revlon, Inc. had incurred capitalized fees of approximately $6.2 million related to the consummation of such offer, of which $4.2 million was paid as of September 30, 2009. As a result of the consummation of the Exchange Offer, these fees will be amortized by Revlon, Inc. over the four-year term of the Series A Preferred Stock.

Repurchases of 9 1/2% Senior Notes

In October 2009, Products Corporation used $9.9 million to repurchase an aggregate principal amount of $10.0 million of its 9 1/2% Senior Notes (the “October 2009 Note Repurchases”) and paid an additional $0.1 million of accrued and unpaid interest and fees through the respective dates of the repurchases. After the October 2009 repurchases, the repurchased notes were cancelled and there remained outstanding $340.5 million aggregate principal amount of the 9 1/2% Senior Notes, or $339.5 million net of discounts, at October 29, 2009.

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

Revlon, Inc. (together with its subsidiaries, the “Company”) conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation (“Products Corporation”) and its subsidiaries. Revlon, Inc. is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews & Forbes Holdings” and together with certain of its affiliates other than the Company, “MacAndrews & Forbes”), a corporation wholly-owned by Ronald O. Perelman.

The Company’s vision is to provide glamour, excitement and innovation to consumers through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirants/deodorants, fragrances, skincare and other beauty care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon ColorSilk women’s hair color; Revlon beauty tools; Mitchum anti-perspirants/deodorants; Charlie and Jean Naté fragrances; and Ultima II and Gatineau skincare.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2009 decreased $8.2 million, or 2.5%, to $326.2 million, as compared with $334.4 million in the third quarter of 2008. Consolidated net sales for the nine-month period ended September 30, 2009 decreased $61.3 million, or 6.1%, to $951.3 million, as compared with $1,012.6 million for the nine-month period ended September 30, 2008. Excluding the unfavorable impact of foreign currency fluctuations of $5.8 million and $42.8 million, consolidated net sales decreased by 0.7% and 1.8% in the third quarter of 2009 and in the nine-month period ended September 30, 2009, respectively.

In the United States, net sales in the third quarter of 2009 were $183.7 million, a decrease of $5.7 million, or 3.0%, compared to $189.4 million in the third quarter of 2008, primarily driven by lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon beauty tools, partially offset by higher net sales of Revlon ColorSilk hair color. Net sales in the third quarter of 2008 were negatively impacted by higher returns and allowances related to certain beauty care products. In the nine-month period ended September 30, 2009, U.S. net sales were $560.9 million, a decrease of $22.1 million, or 3.8%, compared to $583.0 million in the nine-month period ended September 30, 2008, primarily driven by lower net sales of Revlon and Almay color cosmetics, Mitchum anti-perspirant/deodorant and Revlon beauty tools, partially offset by higher net sales of Revlon ColorSilk hair color.

In the Company’s international operations, net sales in the third quarter of 2009 decreased by $2.5 million, or 1.7%, to $142.5 million, compared to $145.0 million in the third quarter of 2008 (while net sales increased 2.3%, excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon ColorSilk hair color, partially offset by lower net sales of Revlon color cosmetics. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in the third quarter of 2009, compared to the third quarter of 2008, were partially offset by lower net sales in the Company’s Europe region. In the nine-month period ended September 30, 2009, international net sales decreased $39.2 million, or 9.1%, to $390.4 million, compared to $429.6 million in the nine-month period ended September 30, 2008 (while net sales increased 0.8% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon ColorSilk hair color and Revlon color cosmetics, partially offset by lower net sales of certain beauty care products and Almay color cosmetics. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008, were partially offset by lower net sales in the Company’s Europe region.

Consolidated net income for the third quarter of 2009 was $23.1 million, compared to $29.2 million in the third quarter of 2008. In the nine-month period ended September 30, 2009, consolidated net income was $36.0 million, compared to $46.6 million in the nine-month period ended September 30, 2008. Consolidated net income for the third quarter of 2009 and nine-month period ended September 30, 2009 included income from discontinued operations of nil and $0.3 million, respectively. The third quarter of 2008 benefited from income from discontinued operations of $44.4 million, which included a one-time gain of $45.2 million from the Company’s disposition of the non-core Bozzano business and certain other non-core brands, including Juvena and Aquamarine, which were sold only in the Brazilian market (the “Bozzano Sale Transaction”).

Income from continuing operations in the third quarter of 2009 was $23.1 million, compared to a loss from continuing operations of $15.2 million in the third quarter of 2008. The improvement in income from continuing operations in the third quarter of 2009, compared to the third quarter of 2008, was primarily due to:

•	$32.1 million of lower selling, general and administrative expenses (“SG&A”), primarily due to lower advertising expenses as a result of lower advertising rates in the third quarter of 2009 while

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

increasing the level of media support, as well as lower production costs; lower compensation expenses as a result of the May 2009 Program (as hereinafter defined); and lower permanent display amortization expenses;

•	lower interest expense of $6.1 million due to the impact of lower weighted average borrowing rates and lower debt levels; and

•	$1.4 million of lower foreign currency losses related primarily to the revaluation of certain U.S. dollar denominated intercompany payables from the Company’s foreign subsidiaries and the Company’s outstanding foreign currency forward exchange contracts (“FX Contracts”);

with the foregoing partially offset by

•	lower consolidated net sales of $8.2 million, primarily driven by lower net sales of Revlon and Almay color cosmetics, partially offset by higher net sales of Revlon ColorSilk hair color;

•	$4.8 million of higher pension expense, including $2.3 million and $2.5 million of higher pension expenses in SG&A (as hereinafter defined) and cost of goods, respectively, driven primarily by the amortization of losses as a result of the significant decline in pension asset values in 2008; and

•	$2.3 million of higher restructuring costs and other, net, primarily due to $2.6 million of restructuring expense related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program” and, together with the restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009, the “2009 Programs”).

Income from continuing operations in the nine-month period ended September 30, 2009 was $35.7 million, compared to $1.9 million in the nine-month period ended September 30, 2008. The improvement in income from continuing operations in the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 was primarily due to:

•	$76.6 million of lower SG&A, primarily due to lower compensation expenses as a result of the May 2009 Program and a decrease in the accrual for incentive compensation, lower advertising expenses as a result of lower advertising rates in the first nine months of 2009 while increasing the level of media support and lower permanent display amortization expenses;

•	a $16.5 million decrease in income taxes attributable to the favorable resolution of tax contingencies and matters in the U.S. and certain foreign jurisdictions during 2009, as well as lower pre-tax income for taxable subsidiaries in certain foreign jurisdictions;

•	lower interest expense of $20.8 million due to the impact of lower weighted average borrowing rates and lower debt levels; and

•	a $7.8 million aggregate gain in connection with Products Corporation’s repurchases in the first nine months of 2009 of an aggregate principal amount of $39.5 million of its 9 1/2% Senior Notes (as hereinafter defined), which gain is net of the write-off of the ratable portion of the unamortized debt discounts and deferred financing fees on such notes;

with the foregoing partially offset by

•	lower consolidated net sales of $61.3 million, primarily driven by lower net sales of Revlon and Almay color cosmetics and certain beauty care products, partially offset by higher net sales of Revlon ColorSilk hair color;

•	$32.7 million of higher restructuring costs and other, net, primarily due to $20.8 million of restructuring expense related to the May 2009 Program. During the nine-month period ended

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

September 30, 2008, the Company recorded income of $11.3 million of restructuring costs and other, net, primarily due to the gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark;

•	$12.6 million of higher pension expense, including $7.0 million and $5.6 million of higher pension expenses in SG&A and cost of goods, respectively, driven primarily by the amortization of losses as a result of the significant decline in pension asset values in 2008, partially offset by the favorable impact of the re-measurements of pension liabilities in the nine-month period ended September 30, 2009 related to the pension plan amendments announced in May 2009 and the May 2009 Program; and

•	$8.6 million of higher foreign currency losses related to the Company’s outstanding FX Contracts and the revaluation of certain U.S. dollar denominated intercompany payables from the Company’s foreign subsidiaries.

Overview of ACNielsen-measured U.S. Mass Retail Dollar Share

According to ACNielsen, the U.S. mass retail color cosmetics category dollar volume grew by 0.7% in the third quarter of 2009, although the rate of growth has slowed from 1.3% in the second quarter of 2009. U.S. mass retail dollar share results, according to ACNielsen, for Revlon and Almay color cosmetics, Revlon ColorSilk hair color, Mitchum anti-perspirant/deodorant, and Revlon beauty tools for the third quarter and nine-month period ended September 30, 2009 are summarized in the table below:

	Share % based on Dollar Volume
	Three Months Ended			Nine Months Ended
	September 30,		Point	September 30,		Point
	2009	2008	Change	2009	2008	Change

Revlon Color Cosmetics	12.6%	13.3%	(0.7)	12.8%	12.9%	(0.1)
Almay	5.2	5.6	(0.4)	5.4	5.8	(0.4)
Revlon ColorSilk Hair Color	10.0	8.1	1.9	9.3	8.1	1.2
Mitchum Anti-perspirants/Deodorants	4.6	5.1	(0.5)	4.6	5.1	(0.5)
Revlon Beauty Tools	21.3	18.7	2.6	20.9	19.0	1.9

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

Recent Developments

See Note 12, “Subsequent Events”, regarding the consummation of the Exchange Offer on October 8, 2009 and the October 2009 Note Repurchases.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Third quarter results

Consolidated net sales in the third quarter of 2009 were $326.2 million, a decrease of $8.2 million, or 2.5%, compared to $334.4 million in the third quarter of 2008. Excluding the unfavorable impact of foreign currency fluctuations of $5.8 million, consolidated net sales decreased by 0.7% in the third quarter of 2009. The decline in consolidated net sales was driven by lower net sales of Revlon and Almay color cosmetics, partially offset by higher net sales of Revlon ColorSilk hair color.

Year-to-date results

Consolidated net sales for the nine-month period ended September 30, 2009 were $951.3 million, a decrease of $61.3 million, or 6.1%, compared to $1,012.6 million for the nine-month period ended September 30, 2008. Excluding the unfavorable impact of foreign currency fluctuations of $42.8 million, consolidated net sales decreased by 1.8% in the nine-month period ended September 30, 2009. The decline in consolidated net sales was driven by lower net sales of Revlon and Almay color cosmetics and certain beauty care products, partially offset by higher net sales of Revlon ColorSilk hair color.

	Three Months Ended
	September 30,		Change		XFX Change(1)
	2009	2008	$	%	$	%

United States	$183.7	$189.4	$(5.7)	(3.0)%	$(5.7)	(3.0)%
Asia Pacific	70.3	70.4	(0.1)	(0.1)	0.5	0.7
Europe	43.2	49.8	(6.6)	(13.3)	(3.0)	(6.0)
Latin America	29.0	24.8	4.2	16.9	5.8	23.4

Total International	$142.5	$145.0	$(2.5)	(1.7)%	$3.3	2.3%

Total Company	$326.2	$334.4	$(8.2)	(2.5)%	$(2.4)	(0.7)%

	Nine Months Ended
	September 30,		Change		XFX Change(1)
	2009	2008	$	%	$	%

United States	$560.9	$583.0	$(22.1)	(3.8)%	$(22.1)	(3.8)%
Asia Pacific	190.1	201.1	(11.0)	(5.5)	6.0	3.0
Europe	124.6	156.1	(31.5)	(20.2)	(10.4)	(6.7)
Latin America	75.7	72.4	3.3	4.6	8.0	11.0

Total International	$390.4	$429.6	$(39.2)	(9.1)%	$3.6	0.8%

Total Company	$951.3	$1,012.6	$(61.3)	(6.1)%	$(18.5)	(1.8)%

(1)	XFX excludes the impact of foreign currency fluctuations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

United States

Third quarter results

In the United States, net sales in the third quarter of 2009 were $183.7 million, a decrease of $5.7 million, or 3.0%, compared to $189.4 million in the third quarter of 2008, primarily driven by lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon beauty tools, partially offset by higher net sales of Revlon ColorSilk hair color. Lower net sales of Revlon color cosmetics were primarily driven by lower shipments resulting from the cycling of the third quarter 2008 launch of the Revlon Beyond Natural collection. Net sales of Almay color cosmetics were essentially flat, primarily impacted by lower shipments resulting from the cycling of certain products launched in the third quarter of 2008, which were almost entirely offset by lower returns of discontinued products in the third quarter of 2009, compared to the third quarter of 2008. In addition, net sales in the third quarter of 2008 were negatively impacted by higher returns and allowances related to certain beauty care products.

Year-to-date results

In the United States, net sales in the nine-month period ended September 30, 2009 were $560.9 million, a decrease of $22.1 million, or 3.8%, compared to $583.0 million in the nine-month period ended September 30, 2008, primarily driven by lower net sales of Revlon and Almay color cosmetics, Mitchum anti-perspirant deodorant and Revlon beauty tools, partially offset by higher net sales of Revlon ColorSilk hair color.

International

In the Company’s international operations, net sales in the third quarter of 2009 decreased by $2.5 million, or 1.7%, to $142.5 million, compared to $145.0 million in the third quarter of 2008 (while net sales increased 2.3% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon ColorSilk hair color, partially offset by lower net sales of Revlon color cosmetics. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in the third quarter of 2009, compared to the third quarter of 2008, were partially offset by lower net sales in the Company’s Europe region. In the nine-month period ended September 30, 2009, international net sales decreased $39.2 million, or 9.1%, to $390.4 million, compared to $429.6 million in the nine-month period ended September 30, 2008 (while net sales increased 0.8% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon ColorSilk hair color and Revlon color cosmetics, partially offset by lower net sales of certain beauty care products and Almay color cosmetics. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008, were partially offset by lower net sales in the Company’s Europe region.

Third quarter results by region

In Asia Pacific, which is comprised of Asia Pacific and Africa, net sales in the third quarter of 2009 decreased 0.1% to $70.3 million, compared to $70.4 million in the third quarter of 2008 (while increasing 0.7% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in Australia and China (which contributed approximately 4.1 percentage points to the increase in the region’s net sales in the third quarter of 2009, compared with the third quarter of 2008),

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

partially offset by lower shipments of Revlon color cosmetics in Japan and higher returns in South Africa (which offset by approximately 3.2 percentage points the region’s net sales in the third quarter of 2009, compared to the third quarter of 2008).

In Europe, which is comprised of Europe, Canada and the Middle East, net sales in the third quarter of 2009 decreased 13.3%, or 6.0% excluding the impact of foreign currency fluctuations, to $43.2 million, compared to $49.8 million in the third quarter of 2008. This decline in net sales, excluding the impact of foreign currency fluctuations, was primarily due to lower shipments of Revlon color cosmetics in the U.K. and Canada (which together contributed approximately 6.1 percentage points to the decrease in the region’s net sales in the third quarter of 2009, compared with the third quarter of 2008), partially offset by higher shipments of Revlon skincare in certain distributor markets (which offset by approximately 1.0 percentage points the region’s net sales in the third quarter of 2009, compared to the third quarter of 2008).

In Latin America, which is comprised of Mexico, Central America and South America, net sales in the third quarter of 2009 increased 16.9%, or 23.4% excluding the impact of foreign currency fluctuations, to $29.0 million, compared to $24.8 million in the third quarter of 2008. The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was driven primarily by higher net sales in Venezuela and Argentina and higher shipments of beauty care products in certain distributor markets (which together contributed approximately 26.0 percentage points to the increase in the region’s net sales in the third quarter of 2009, compared to the third quarter of 2008).

Year-to-date results by region

In Asia Pacific, net sales in the nine-month period ended September 30, 2009 decreased 5.5% to $190.1 million, compared to $201.1 million in the nine-month period ended September 30, 2008 (while increasing 3.0% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in Australia and China, and higher shipments of certain beauty care products in South Africa and Australia (which together contributed approximately 4.3 percentage points to the increase in the region’s net sales in the nine-month period ended September 30, 2009, compared with the nine-month period ended September 30, 2008), partially offset by lower shipments of Revlon color cosmetics in Japan (which offset by approximately 1.4 percentage points the region’s net sales in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008).

In Europe, net sales in the nine-month period ended September 30, 2009 decreased 20.2%, or 6.7% excluding the impact of foreign currency fluctuations, to $124.6 million, compared to $156.1 million in the nine-month period ended September 30, 2008. This decline in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due to lower shipments of Revlon color cosmetics in the U.K., Canada and Italy and certain beauty care products in France (which together contributed approximately 7.8 percentage points to the decrease in the region’s net sales in the nine-month period ended September 30, 2009, compared with the nine-month period ended September 30, 2008), partially offset by higher shipments of Revlon skincare in certain distributor markets (which offset by approximately 1.8 percentage points the decrease in the region’s net sales in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008).

In Latin America, net sales in the nine-month period ended September 30, 2009 increased 4.6%, or 11.0% excluding the impact of foreign currency fluctuations, to $75.7 million, compared to $72.4 million in the nine-month period ended September 30, 2008. The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was driven primarily by higher net sales in Venezuela and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Argentina (which contributed approximately 17.6 percentage points to the increase in the region’s net sales in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008), partially offset by lower shipments of fragrances and beauty care products in Mexico and lower shipments of Almay and Revlon color cosmetics in certain distributor markets (which offset by approximately 4.6 percentage points the region’s net sales in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008).

Gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Gross profit	$208.3	$207.6	$0.7	$601.8	$648.2	$(46.4)
Percentage of net sales	63.9%	62.1%	1.8%	63.3%	64.0%	(0.7)%

The 1.8 percentage point increase in gross profit as a percentage of net sales for the third quarter of 2009, compared to the third quarter of 2008, was primarily due to:

•	lower returns and allowances, mainly on color cosmetics, which increased gross profit as a percentage of net sales by 1.2 percentage points;

•	decreased inventory obsolescence charges, which increased gross profit as a percentage of net sales by 1.0 percentage point; and

•	favorable manufacturing efficiencies, as well as lower material and freight costs, which increased gross profit as a percentage of net sales by 0.4 percentage points;

with the foregoing partially offset by

•	higher pension expenses within cost of goods of $2.5 million, which reduced gross profit as a percentage of net sales by 0.7 percentage points;

•	unfavorable changes in sales mix, which reduced gross profit as a percentage of net sales by 0.4 percentage points; and

•	unfavorable foreign currency fluctuations (primarily due to the strengthening of the U.S. dollar) which resulted in higher cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which reduced gross profit as a percentage of net sales by 0.2 percentage points.

The 0.7 percentage point decrease in gross profit as a percentage of net sales for the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008, was primarily due to:

•	unfavorable foreign currency fluctuations (primarily due to the strengthening of the U.S. dollar) which resulted in higher cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which reduced gross profit as a percentage of net sales by 0.6 percentage points;

•	higher pension expenses within cost of goods of $5.6 million, which reduced gross profit as a percentage of net sales by 0.6 percentage points;

•	unfavorable changes in sales mix, which reduced gross profit as a percentage of net sales by 0.2 percentage points; and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•	increased inventory obsolescence charges on higher disposal of returns, which decreased gross profit as a percentage of net sales by 0.1 percentage points;

with the foregoing partially offset by

•	favorable manufacturing efficiencies and lower material and freight costs, which increased gross profit as a percentage of net sales by 0.8 percentage points.

SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

SG&A expenses	$155.4	$187.5	$32.1	$471.9	$548.5	$76.6

The decrease in SG&A expenses for the third quarter of 2009, as compared to the third quarter of 2008, was driven primarily by:

•	$13.3 million of lower advertising expenses due as a result of lower advertising rates in the third quarter of 2009 while increasing the level of media support, as well as lower production costs;

•	$8.3 million of lower general and administrative expenses primarily due to lower compensation expenses as a result of the May 2009 Program;

•	$5.8 million of lower permanent display amortization expenses; and

•	$2.6 million of favorable impact of foreign currency fluctuations;

with the foregoing partially offset by

•	$2.3 million of higher pension expenses.

The decrease in SG&A expenses for the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008, was driven primarily by:

•	$22.2 million of lower general and administrative expenses primarily due to lower compensation expenses as a result of the May 2009 Program and a decrease in the accrual for incentive compensation; as well as lower personnel expenses;

•	$20.5 million of lower advertising expenses due as a result of lower advertising rates in the first nine months of 2009 while increasing the level of media support;

•	$19.9 million of favorable impact of foreign currency fluctuations; and

•	$16.1 million of lower permanent display amortization expenses;

with the foregoing partially offset by

•	$7.0 million of higher pension expenses.

Restructuring costs and other, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Restructuring costs and other, net	$2.6	$0.3	$(2.3)	$21.4	$(11.3)	$(32.7)

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

During the third quarter of 2009, the Company recorded charges of $2.6 million in restructuring costs and other related to the May 2009 Program, which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey.

During the third quarter of 2008, the Company recorded expense of $0.3 million to restructuring costs and other, net, primarily due to restructuring costs related to the Company’s decision to close and sell its facility in Mexico.

During the nine-month period ended September 30, 2009, the Company recorded charges of $21.4 million in restructuring costs and other, net, which are comprised of:

•	a $20.8 million charge related to the May 2009 Program;

•	$1.2 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009; and

•	a $1.0 million charge related to the 2008 Programs (as hereinafter defined);

with the foregoing partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

All of the approximately $21 million of charges related to the May 2009 Program are expected to be paid out during 2009 to 2012, including approximately $12 million in 2009, $6 million in 2010, and the balance of $3 million to be paid thereafter.

During the nine-month period ended September 30, 2008, the Company recorded income of $11.3 million of restructuring costs and other, net, primarily due to a gain of $6.8 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million reversal to restructuring costs was associated with the 2006 Programs (as hereinafter defined), primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a charge of $1.8 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada and $1.0 million related to the Company’s decision to close and sell its manufacturing facility in Mexico and source products from the Company’s other manufacturing facilities and third party suppliers.

For a further discussion of restructuring plans during 2006 (the “2006 Programs”), 2007 (the “2007 Programs”) and 2008 (the “2008 Programs”), see Note 3, “Restructuring Costs and Other, Net” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009 (the “2008 Form 10-K”).

Other expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Interest expense	$23.0	$29.1	$6.1	$71.1	$91.9	$20.8

The decrease in interest expense was due to lower weighted average borrowing rates and lower debt levels during the third quarter of 2009 and the nine-month period ended September 30, 2009, as compared to the comparable 2008 periods.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gain on repurchase of debt:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Gain on repurchase of debt	$(0.3)	$—	$0.3	$(7.8)	$—	$7.8

In the third quarter of 2009, Products Corporation used $8.2 million to repurchase an aggregate principal amount of $8.6 million of its 9 1/2% Senior Notes and paid an additional $0.4 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the first nine months of 2009, Products Corporation used $31.0 million to repurchase an aggregate principal amount of $39.5 million of its 9 1/2% Senior Notes and paid an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $0.3 million during the third quarter of 2009 and a gain of $7.8 million during the first nine months of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $350.5 million aggregate principal amount of the 9 1/2% Senior Notes, or $349.4 million net of discounts, at September 30, 2009. (See Note 12, “Subsequent Events”, regarding the October 2009 Note Repurchases).

Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Provision for income taxes	$2.5	$2.4	$(0.1)	$0.3	$16.8	$16.5

The tax provision for the third quarter of 2009, as compared to the third quarter of 2008, was essentially unchanged, with higher pre-tax income for taxable subsidiaries in certain foreign jurisdictions largely offset by the favorable resolution of tax matters in certain foreign jurisdictions. The decrease in the tax provision in the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008, was attributable to the favorable resolution of tax contingencies and matters in the U.S. and certain foreign jurisdictions during 2009, as well as lower pre-tax income for taxable subsidiaries in certain foreign jurisdictions.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities in the nine-month period ended September 30, 2009 was $77.2 million, as compared to $43.9 million in the nine-month period ended September 30, 2008. This improvement in cash provided in the nine-month period ended September 30, 2009, compared to the nine-month period ended September 30, 2008, was primarily due to lower interest paid, as well as favorable changes in net working capital and lower permanent display spending.

Net cash used in investing activities in the nine-month period ended September 30, 2009 was $8.6 million, as compared to cash provided by investing activities of $102.6 million for 2008. Net cash used in investing activities for the nine-month period ended September 30, 2009 included cash used for capital expenditures of $10.9 million, offset by cash provided by investing activities of $2.3 million from the net proceeds from the sale of certain assets. Net cash provided by investing activities for the nine-month period ended September 30, 2008 included approximately $107.6 million in proceeds from the Bozzano Sale Transaction and $10.1 million in proceeds from the sale of a non-core trademark and certain other assets (which included net proceeds as a result of the sale of the Mexico facility), offset by cash used for capital expenditures.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Net cash used in financing activities was $61.2 million and $113.3 million for the nine-month period ended September 30, 2009 and 2008, respectively. Net cash used in financing activities for the nine-month period ended September 30, 2009 includes debt reduction payments of $49.9 million, which is primarily comprised of the repurchases of $39.5 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes at an aggregate purchase price of $31.0 million, plus an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases, the repayment of $18.7 million in principal amount of Products Corporation’s 2006 Term Loan Facility, and the payment of $4.2 million of the $6.2 million of fees incurred in connection with consummating the Exchange Offer. (See Note 12, “Subsequent Events”, regarding the October 2009 Note Repurchases).

Net cash used in financing activities for the nine-month period ended September 30, 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and repayments under the 2006 Revolving Credit Facility, offset by proceeds of $170 million from the MacAndrews & Forbes Senior Subordinated Term Loan, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes, and to pay certain related fees and expenses, including the payment to MacAndrews & Forbes of a facility fee of $2.55 million (or 1.5% of the total principal amount of such loan) upon MacAndrews & Forbes funding such loan. In addition, net cash used in financing activities in the 2008 period included $45.7 million of net repayments under Products Corporation’s 2006 Revolving Credit Facility. In addition, in September 2008, the Company used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan.

At September 30, 2009, the Company had a liquidity position of $173.2 million, consisting of cash and cash equivalents (net of any outstanding checks) of $59.7 million, as well as $113.5 million in available borrowings under the 2006 Revolving Credit Facility.

In connection with the Company’s Exchange Offer, as of September 30, 2009, the Company had incurred and capitalized fees of approximately $6.2 million related to the consummation of such proposal, of which $4.2 million was paid as of September 30, 2009. As a result of the consummation of the Exchange Offer, these fees will be amortized over the four-year term of the Series A Preferred Stock. (See Note 12, “Subsequent Events”, regarding the consummation of the Exchange Offer on October 8, 2009).

Long-Term Debt Instruments

For further detail regarding Products Corporation’s long-term debt instruments, including Products Corporation’s 2006 Credit Agreements, its 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K. (See also Note 12, “Subsequent Events” in this Form 10-Q regarding the consummation of the Exchange Offer on October 8, 2009 and the October 2009 Note Repurchases).

2006 Credit Agreements

In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Term Loan Facility. In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Term Loan Facility, satisfying the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At September 30, 2009, the aggregate principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million.

Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of September 30, 2009. At September 30, 2009, the 2006 Term Loan Facility was fully drawn and availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less $11.6 million of outstanding undrawn letters of credit and nil then drawn on the 2006 Revolving Credit Facility, was $113.5 million.

9 1/2% Senior Notes

In the third quarter of 2009, Products Corporation used $8.2 million to repurchase an aggregate principal amount of $8.6 million of its 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”) and paid an additional $0.4 million of accrued and unpaid interest and fees through the respective dates of the repurchases. In the first nine months of 2009, Products Corporation used $31.0 million to repurchase an aggregate principal amount of $39.5 million of its 9 1/2% Senior Notes and paid an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases. As a result of these 2009 repurchases, the Company recorded a gain of $0.3 million during the third quarter of 2009 and a gain of $7.8 million during the first nine months of 2009, which are net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees. After these repurchases, the repurchased notes were cancelled and there remained outstanding $350.5 million aggregate principal amount of the 9 1/2% Senior Notes, or $349.4 million net of discounts, at September 30, 2009. (See Note 12, “Subsequent Events”, regarding the October 2009 Note Repurchases).

The Company may also, from time to time, seek to retire or purchase additional 9 1/2% Senior Notes and/or its other outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

MacAndrews & Forbes Senior Subordinated Term Loan

For detail regarding the MacAndrews & Forbes Senior Subordinated Term Loan Agreement, see Note 9, “Long-Term Debt,” to the Consolidated Financial Statements in the Company’s 2008 Form 10-K. (See also Note 12, “Subsequent Events”, regarding amendments to the Senior Subordinated Term Loan in connection with consummating the Exchange Offer on October 8, 2009).

Interest Rate Swap Transactions

In September 2009, one of the Company’s two floating-to-fixed interest rate swaps, with a notional amount of $150.0 million, expired. Therefore, as of September 30, 2009, the Company had one floating-to-fixed interest rate swap with a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility, which expires in April 2010 (the “Interest Rate Swap”). The Interest Rate Swap is designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of the Interest Rate Swap’s term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

performance by the counterparty, the Company expects that any such loss would not be material. The fair value of the Company’s Interest Rate Swap was a liability of $2.5 million at September 30, 2009.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in the nine-month period ended September 30, 2009 were $18.7 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million in the aggregate for full year 2009. The Company’s purchases of permanent wall displays and capital expenditures in the nine-month period ended September 30, 2009 were approximately $26.1 million and $10.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2009 to be approximately $40 million and $15 million, respectively, inclusive of amounts expended in the nine-month period ended September 30, 2009. (See “Restructuring Costs and Other, Net” above in this Form 10-Q for discussion of the Company’s expected uses of funds in connection with its various restructuring programs).

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the 2006 Programs,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the 2007 Programs, the 2008 Programs and the 2009 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments. As a result of the decline in the global financial markets in 2008, the market value of the Company’s pension fund assets declined during 2008, which had the effect of reducing the funded status of such plans as of January 1, 2009. At the same time, the discount rate used to value the Company’s pension obligation at December 31, 2008 increased, which partially offset the effect of the asset decline. The Company expects that the net of these factors will result in increased cash contributions to the Company’s pension plans in 2010 and beyond.

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

Revlon, Inc., as a holding company, will be dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay its expenses and to pay any cash dividend or distribution on its Class A common stock, par value of $0.01 per share (the “Class A Common Stock”) that may be authorized by Revlon, Inc.’s Board of Directors. The terms of the 2006 Credit Agreements, the indenture governing Products Corporation’s 9 1/2% Senior Notes and the MacAndrews & Forbes Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or making distributions to Revlon, Inc., except that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon, Inc.’s outstanding securities or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan.

Revlon, Inc. expects that the payment of quarterly dividends on its Series A preferred stock, par value of $0.01 per share (the “Series A Preferred Stock”), issued in connection with the consummation of the Exchange Offer will be funded by interest payments received by Revlon, Inc. from Products Corporation on the portion of the Senior Subordinated Term Loan Agreement that was contributed to Revlon, Inc. by MacAndrews & Forbes. Under the Delaware General Corporation Law, Revlon, Inc. is permitted to pay dividends only from its “surplus,” which is the excess of its total assets over the sum of its liabilities plus the aggregate par value of its outstanding capital stock, or if Revlon, Inc. has no surplus, out of its net profits for the year in which a dividend is declared and for the immediately preceding fiscal year. Additionally, Revlon, Inc. is permitted to redeem the Series A Preferred Stock only from its surplus. In the event that Revlon, Inc. fails to pay any required dividends on the Series A Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Series A Preferred Stock upon redemption.

As a result of dealing with suppliers and vendors in a number of foreign countries, Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain cash flows denominated in currencies other than the local currencies of the Company’s

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $53.3 million outstanding at September 30, 2009. The fair value of foreign currency forward exchange contracts outstanding at September 30, 2009 was $(3.4) million.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2009, there had been no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in the Company’s 2008 Form 10-K, other than the Company’s debt reduction transactions in the nine-month period ended September 30, 2009 which included:

(1) Products Corporation repaying in January 2009 a $2.1 million quarterly amortization payment required under its 2006 Term Loan Facility and repaying in February 2009 $16.6 million in principal amount of term loan indebtedness outstanding under its 2006 Term Loan Facility, which repayment fully offset Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At September 30, 2009, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was approximately $815 million; and

(2) Products Corporation repurchasing in the nine months ended September 30, 2009 an aggregate principal amount of $39.5 million of its 9 1/2% Senior Notes due April 1, 2011 at an aggregate purchase price of $31.0 million, and paying an additional $1.7 million of accrued and unpaid interest and fees through the respective dates of the repurchases, which notes were cancelled.

After the foregoing 2009 notes repurchases, there remained outstanding $350.5 million, or $349.4 million net of discounts, in aggregate principal amount of the 9 1/2% Senior Notes at September 30, 2009. (See Note 12, “Subsequent Events”, regarding the October 2009 Note Repurchases).

The following table reflects the impact of such debt reduction transactions on the Company’s long-term debt obligations, but does not reflect the impact of the Exchange Offer nor the October 2009 Note Repurchases. (See Note 12, “Subsequent Events”):

	Payments Due by Period
	(dollars in millions)
Contractual Obligations
As of September 30, 2009	Total	2009 Q4	2010-2011	2012-2013	After 2013
Long-term Debt, including Current Portion	$1,165.6	$0.1	$367.1	$798.4	$—
Interest on Long-term Debt(a)	150.2	26.5	122.2	1.5	—

(a)	Consists of interest primarily on the 9 1/2% Senior Notes and under the 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Facilities and assumed interest rates. In addition, this amount reflects the impact of the Interest Rate Swap, covering $150 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 4.7% on the 2006 Term Loan Facility as of September 30, 2009. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

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

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt, the use of foreign exchange forward contracts, interest rate swap transactions and option contracts. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of the Company’s 2008 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2008. The following table presents the information required by Item 7A as of September 30, 2009:

	Expected Maturity Date for the year ended								Fair Value
	December 31,								September 30,
Debt	2009	2010	2011		2012	2013	Thereafter	Total	2009
	(dollars in millions, except for rate information)

Short-term variable rate (various currencies)	$1.7							$1.7	$1.7
Average interest rate(a)	8.2%
Short-term fixed rate — third party (various currencies)	$0.1							0.1	0.1
Average interest rate(a)	6.0%
Long-term fixed rate — third party ($US)			$350.5	(d)				350.5	349.6
Average interest rate(a)			9.5%
Long-term fixed rate — affiliates ($US)		$107.0 (b)						107.0	105.6
Average interest rate(a)		11.0%
Long-term variable rate — third party ($US)		$16.6			$798.4			815.0	788.5
Average interest rate (a)(c)		5.1%			5.7%

Total debt	$1.8	$123.6	$350.5		$798.4	$—	$—	$1,274.3	$1,245.5

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2009.

(b)	Represents the $107 million aggregate principal amount of the MacAndrews & Forbes Senior Subordinated Term Loan that remained outstanding to MacAndrews & Forbes as of September 30, 2009 which as of such date bore interest at an annual rate of 11% payable in arrears in cash on March 31, June 30, September 30 and December 31 of each year. (See “Financial Condition, Liquidity and Capital Resources — MacAndrews & Forbes Senior Subordinated Term Loan”. Such table does not reflect the impact of the Exchange Offer. See Note 12, “Subsequent Events”, regarding the consummation of the Exchange Offer on October 8, 2009).

(c)	Based upon the implied forward rate from the U.S. Dollar LIBOR yield curve at September 30, 2009, this reflects the impact of the Interest Rate Swap, covering $150 million notional amount under the 2006 Term Loan Facility, which would result in an effective weighted average interest rate of 5.7% on the 2006 Term Loan Facility at September 30, 2009.

(d)	Such table does not reflect the reduction of the aggregate principal amount outstanding under Products Corporation’s 9 1/2% Senior Notes as a result of the October 2009 Note Repurchases. (See Note 12, “Subsequent Events”).

REVLON, INC. AND SUBSIDIARIES

	Average	Original	Contract
	Contractual	US Dollar	Value	Fair Value
	Rate	Notional	September 30,	September 30,
Forward Contracts	$/FC	Amount	2009	2009

Sell Canadian Dollars/Buy USD	0.8721	$15.5	$14.4	$(1.1)
Sell Australian Dollars/Buy USD	0.8027	13.8	12.5	(1.3)
Sell British Pounds/Buy USD	1.5310	6.5	6.2	(0.3)
Sell South African Rand/Buy USD	0.1150	3.8	3.3	(0.5)
Buy Australian Dollars/Sell New Zealand Dollars	1.2219	3.4	3.4	—
Sell Euros/Buy USD	1.3708	0.7	0.7	—
Sell USD/Buy South African Rand	0.1347	8.8	8.7	(0.1)
Sell New Zealand Dollars/Buy USD	0.6705	0.8	0.7	(0.1)

Total forward contracts		$53.3	$49.9	$(3.4)

	Expected Maturity date for the year			Fair Value
	ended December 31,			September 30,
Interest Rate Swap Transactions(a)	2009	2010	Total	2009

Notional Amount	$—	$150.0	$150.0	$(2.5)
Average Pay Rate	N/A	2.66%
Average Receive Rate	N/A	3-month USD LIBOR

(a)	In September 2009, one of the Company’s two floating-to-fixed Interest Rate Swaps, with a notional amount of $150.0 million, expired. Therefore, as of September 30, 2009, the Company had one floating-to-fixed Interest Rate Swap with a notional amount of $150.0 million related to indebtedness under Products Corporation’s 2006 Term Loan Facility which expires in April 2010. The Interest Rate Swap is designated as a cash flow hedge of the variable interest rate payments under Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

Item 4.	Controls and Procedures

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the third quarter and nine-month period ended September 30, 2009, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense and/or cash contributions and/or benefit payments under its benefit plans, advertising, promotions and marketing activities or sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding continuing to focus on our business strategy, including our plans to (a) build and leverage our strong brands; (b) improve the execution of our strategies and plans and provide for continued improvement in our organizational capability through enabling and developing our employees; (c) continue to strengthen our international business; (d) improve our operating profit margins and cash flow; and (e) improve our capital structure;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2009, including the cash requirements referred to in item (viii) below;

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

REVLON, INC. AND SUBSIDIARIES

additional equity securities of Revlon, Inc. or additional debt securities of Revlon, Inc. or Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase additional 9 1/2% Senior Notes and/or its other outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2009, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Interest Rate Swap, which is intended to reduce the effects of floating interest rates and the Company’s exposure to interest rate volatility by hedging against fluctuations in variable interest rate payments on the applicable notional amount of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

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

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans, including (a) the Company’s expectations that the decline in the global financial markets in 2008 resulted in a decline in the market value of the Company’s pension fund assets during 2008, which had the effect of reducing the funded status of such plans as of January 1, 2009, while at the same time, the discount rate used to value the Company’s pension obligation at December 31, 2008 increased, which partially offset the effect of the asset decline, the net of which factors the Company expects will result in increased cash contributions to the Company’s pension plans in 2010 and beyond and (b) the Company’s expectations of the net impact on its pension expense from the pension re-measurements due to the cessation of future benefit accruals under the U.S. pension plans and the May 2009 Program.

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

REVLON, INC. AND SUBSIDIARIES

under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2008 Form 10-K, and its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2009 (which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on the Company’s website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K, as updated in this Form 10-Q, for further discussion of risks associated with the Company’s business and indebtedness.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

(iv)	difficulties, delays or unanticipated costs in continuing to execute the Company’s business strategy, which could affect our ability to achieve our objectives as set forth in clause (iv) above, such as (a) less than effective product development, less than expected acceptance of our new or

REVLON, INC. AND SUBSIDIARIES

existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to improve the execution of our strategies and plans and/or build our organizational capability, provide employees with opportunities to develop professionally and/or provide employees who have demonstrated capability with new and expanded responsibilities or roles; (c) difficulties, delays or unanticipated costs in connection with our plans to continue to strengthen our international business, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit margins and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or our inability to consummate, transactions to improve our capital structure and/or consummate transactions to do so, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs, 2008 Programs, 2007 Programs and/or 2006 Programs and the risk that the 2009 Programs, 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, or from capital contributions or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity of Revlon, Inc. or debt securities of Revlon, Inc. or Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and/or benefit payments;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the Interest Rate Swap and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital; and/or

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense.

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

In connection with the consummation of the Exchange Offer, investors should also consider carefully the following risk factors, in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008:

There can be no assurance that any trading market for our Series A Preferred Stock will develop or be maintained.

There can be no assurance that any market for the Series A Preferred Stock will develop or, if one does develop, that it will be maintained. If an active market for the Series A Preferred Stock fails to develop or be sustained, the trading price of the Series A Preferred Stock could be materially adversely affected. We have not, and we do not intend to, apply for listing of the Series A Preferred Stock on any securities exchange. The liquidity of the trading market in the Series A Preferred Stock, and the market price quoted for the Series A Preferred Stock, may be materially adversely affected by:

•	changes in the overall market for preferred equity securities;

•	changes in our financial performance or prospects;

•	the prospects for companies in our industry generally;

•	the number of holders of Series A Preferred Stock;

•	the interest of securities dealers in making a market for Series A Preferred Stock; and

•	prevailing interest rates.

We may be restricted by the terms of the applicable provisions of the General Corporation Law of the State of Delaware (the “DGCL”) from paying dividends on the Series A Preferred Stock and/or redeeming the Series A Preferred Stock.

Under the DGCL, we are permitted to pay dividends only from our “surplus,” which is the excess of our total assets over the sum of our liabilities plus the aggregate par value of our outstanding capital stock, or if we have no surplus, out of our net profits for the year in which a dividend is declared and/or for the immediately preceding fiscal year. We cannot assure holders of the Series A Preferred Stock that we will have any surplus or net profits so that we will be able to pay dividends on the Series A Preferred Stock. Additionally, we are permitted to redeem our capital stock, including the Series A Preferred Stock, only from our surplus. We cannot assure you that we will have any surplus at such time as it may be required to redeem the Series A Preferred Stock. In the event that we fail to pay any required dividends on the Series A Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Series A Preferred Stock upon redemption.

Holders of Series A Preferred Stock will only participate on a limited basis in any future earnings or growth of our business or the proceeds from one of certain specified change of control transactions.

While holders of the Series A Preferred Stock will be entitled to quarterly dividends at an annual rate of 12.75% over the four-year term of the Series A Preferred Stock, such holders will not benefit from increases, if any, in the value of the Company, including, without limitation, any increases due to a general economic recovery, unless there is a change of control of the Company during the three-year period

REVLON, INC. AND SUBSIDIARIES

following the consummation of the Exchange Offer. If such an event occurs, participation by holders of Series A Preferred Stock will be limited to the receipt of payments up to an aggregate of $12 per share (including the liquidation preference, dividends and payments upon certain specified change of control transactions).

The Series A Preferred Stock is senior to our Common Stock and is subordinate to our indebtedness. However, pursuant to the Senior Subordinated Term Loan Amendment, the Series A Preferred Stock is senior in right of payment to the payment of principal under our Senior Subordinated Term Loan.

The Series A Preferred Stock is senior to our Common Stock and subordinate to all of our present and future indebtedness, including, without limitation, in the event of any liquidation, dissolution or winding up of the Company. However, pursuant to the Senior Subordinated Term Loan Amendment entered into in connection with the Exchange Offer, the Senior Subordinated Term Loan may not be repaid prior to its maturity unless all shares of Series A Preferred Stock have been, or are being, redeemed and all payments due thereon have been, or are being, paid in full. Accordingly, upon any such liquidation, dissolution or winding up of the Company prior to the maturity of the Senior Subordinated Term Loan, all payments then due to:

•	debt holders (other than holders of the Senior Subordinated Term Loan) will be made first;

•	holders of the Series A Preferred Stock will be made next; and

•	holders of the Senior Subordinated Term Loan will be made last.

Dividends on the Series A Preferred Stock are payable in cash quarterly on January 8, April 8, July 8 and October 8 of each year during the term of the Series A Preferred Stock. We expect that we will pay such dividends using the interest payments received by us from Products Corporation on the Contributed Loan. On October 8, 2013, Revlon, Inc. is required to redeem the Series A Preferred Stock. We expect to pay the liquidation preference on that date with the proceeds received from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan. There can be no assurances that Products Contribution will have sufficient cash to pay the interest or repay the principal amount of the Contributed Loan when due or that Revlon, Inc. will have sufficient cash to pay dividends on the Series A Preferred Stock to redeem the Series A Preferred Stock at the end of its four-year term.

Holders of our capital stock are subject to future economic dilution in the event that we issue equity to third-parties who are not affiliated with MacAndrews & Forbes or to MacAndrews & Forbes on arms’ length terms.

We are not prohibited from issuing equity to third parties or from issuing equity to MacAndrews & Forbes or its affiliates on arms’ length terms. In the event of any such issuance, holders of our capital stock, including the Series A Preferred Stock and our Common Stock, will be economically diluted, and their participation in increases, if any, in the value of the Company will be proportionally diluted.

Item 4.	Submission of Matters to a Vote of Security Holders

The information regarding certain matters submitted for action to Revlon, Inc.’s stockholders relating to the Exchange Offer included in the Schedule 14C Information Statement filed with the SEC on August 20, 2009 pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

REVLON, INC. AND SUBSIDIARIES

Item 6.	Exhibits

* 3.1	Restated Certificate of Incorporation of Revlon, Inc. dated October 29, 2009.
3.2	Certificate of Designation of Series A Preferred Stock of Revlon, Inc. (incorporated by reference to Exhibit(d)(9) to Amendment No. 8 of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on October 8, 2009).
10.1	Contribution and Stockholder Agreement, dated as of August 10, 2009 (incorporated by reference to Annex B-1 to Exhibit (a)(1)(J) of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).
10.2	Amendment No. 1 to the Contribution and Stockholder Agreement, dated as of September 23, 2009, by and between Revlon, Inc. and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Annex B-2 of Exhibit (a)(1)(J) of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).
10.3	Amended and Restated Amendment No. 2 to the Senior Subordinated Term Loan Agreement, dated as of September 23, 2009, by and between Revlon Consumer Products Corporation and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Annex C of Exhibit (a)(1)(J) of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).
*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated October 29, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Steven Berns, Chief Financial Officer, dated October 29, 2009, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated October 29, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated October 29, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2009

REVLON, INC.
Registrant

By: /s/ Steven Berns	By: /s/ Gina Mastantuono

Steven Berns	Gina Mastantuono
Executive Vice President	Senior Vice President,
Chief Financial Officer and Treasurer	Corporate Controller and
Chief Accounting Officer