Form 10-K
period 2009-12-31
REVLON INC /DE/
filed 2010-02-25
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                 ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $109,852,999.

As of December 31, 2009, 48,493,958 shares of Class A Common Stock and 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to shareholders in connection with its Annual Meeting of Stockholders to be held on or about June 3, 2010 are incorporated by reference into Part III of this Form 10-K.

Revlon, Inc. and Subsidiaries

Form 10-K

For the Year Ended December 31, 2009

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

The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirants/deodorants, fragrances, skincare and other beauty care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous and Revlon Age Defying franchises, as well as the Almay brand, including the Almay Intense i-Color and Almay Smart Shade franchises, in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum anti-perspirants/deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

The Company’s principal customers include large mass volume retailers and chain drug and food stores (collectively, the “mass retail channel”) in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories in exchange for royalties.

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

The Company’s Business Strategy

The Company’s strategic goal is to profitably grow our business. The business strategies employed by the Company to achieve this goal are:

1.	Building our strong brands. We continue to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners.

2.	Developing our organizational capability. We continue to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training.

3.	Driving our company to act globally. We continue to drive common global processes which are designed to provide the most efficient allocation of our resources.

4.	Increasing our operating profit and cash flow. We continue to focus on increasing our operating profit and cash flow.

5.	Improving our capital structure. We continue to improve our capital structure by focusing on strengthening our balance sheet and reducing debt.

Recent Debt Reduction Transactions

We reduced our long-term indebtedness by $81.3 million during 2009 and extended the maturity on a significant portion of our long-term debt primarily as a result of the following transactions:

2006 Term Loan Facility:  In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under its 2006 Term Loan Facility (as hereinafter defined). In February 2009, Products Corporation repaid $16.6 million in principal amount under its 2006 Term Loan Facility pursuant to the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment satisfied Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. At December 31, 2009, the principal amount outstanding under Products Corporation’s 2006 Term Loan Facility was $815.0 million.

Extension of the maturity of the Senior Subordinated Term Loan:  In October 2009, Revlon, Inc. consummated its voluntary exchange offer (as amended, the “Exchange Offer”) in which Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Series A preferred stock, par value $0.01 per share (the “Preferred Stock”), in exchange for the same number of shares of Class A Common Stock tendered for exchange in the Exchange Offer.

Each share of the Preferred Stock issued in the Exchange Offer has a liquidation preference of $5.21 per share and is entitled to receive a 12.75% annual dividend payable quarterly in cash and is mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of cash dividends and the liquidation preference at maturity (assuming Revlon, Inc. does not engage in one of certain specified change of control transactions), in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments.

Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan (as hereinafter defined) made by MacAndrews & Forbes to Products Corporation (the “Contributed Loan”), and the terms of the Senior Subordinated Term Loan Agreement were amended:

•	to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013;

•	to change the annual interest rate on the Contributed Loan from 11% to 12.75%;

•	to extend the maturity date on the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014; and

•	to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Refinancing of the 9½% Senior Notes:  In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement which was priced at 98.9% of par.

Products Corporation used the $319.8 million of net proceeds from the 9 3/4% Senior Secured Notes (net of original issue discount and underwriters fees), together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility (as hereinafter defined), to repay or redeem all of the

$340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements required to permit such refinancing to be conducted on a secured basis.

Prior to their complete refinancing in November 2009, Products Corporation repurchased $49.5 million in aggregate principal amount of 9 1/2% Senior Notes at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases.

(See further discussion in “2009 Refinancing Transactions” within “Financial Condition, Liquidity and Capital Resources — 2009 Refinancing Transactions” and in Note 9 “Long-Term Debt and Redeemable Preferred Stock” to the Consolidated Financial Statements).

Possible refinancing of the 2006 Credit Agreements:  As part of the Company’s strategy to continue to improve its capital structure, on February 25, 2010, the Company filed with the SEC a Current Report on Form 8-K disclosing that Products Corporation is exploring a possible refinancing of its existing 2006 Term Loan Facility and its 2006 Revolving Credit Facility, including disclosure of the possible principle terms and conditions of such refinancing. There can be no assurances that such refinancing will be finalized and closed. Products Corporation was in compliance with all applicable covenants under its 2006 Credit Agreements as of December 31, 2009 and the date of this filing.

Products

Revlon, Inc. conducts business exclusively through Products Corporation. The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company’s principal brands.

ANTI-PERSPIRANTS/
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

The Company sells face makeup, including foundation, powder, blush and concealers, under the Revlon brand name. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates the Company’s patented Botafirm ingredients to help reduce the appearance of lines and wrinkles. The Company’s new Revlon Age Defying Spa foundation and concealer were introduced for 2009 to instantly revitalize and brighten, while protecting against the appearance of fine lines. The Company also markets a complete range of Revlon ColorStay liquid and powder face makeup with patented long-wearing ingredients and SoftFlex technology for enhanced comfort. The Revlon ColorStay Mineral collection includes Revlon ColorStay Mineral Mousse makeup and Revlon ColorStay Mineral foundation, as well as Revlon ColorStay Mineral pressed blush and bronzer. The Revlon Beyond Natural collection, focusing on a naturally glamorous look, offers skin-tone matching liquid foundation. For 2010, the Company launched Revlon PhotoReady makeup, powder and finisher, all designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light. The Company has also launched Revlon Age Defying Spa face illuminator, which uses light reflection to enhance skin and boost luminosity, producing a radiant and glowing effect.

The Company markets several different lines of Revlon lip makeup, including lipstick, lip gloss and lip liner, under several Revlon brand names. Revlon Super Lustrous is the Company’s flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lip gloss, and has LiquiSilk technology designed to boost moisturization using silk dispersed in emollients. Revlon ColorStay Soft & Smooth lip color, with patented ingredients, offers long-wearing benefits while enhancing comfort with SoftFlex technology, while Revlon ColorStay Overtime lipcolor and Revlon ColorStay Overtime Sheer lip color use patented transfer resistant technology. The Company’s Revlon ColorStay Mineral lipglaze is the Company’s first long-wearing lip gloss with up to eight hours of wear. For 2009, the Company introduced Revlon Cremé Gloss, a lip gloss that provides deeply pigmented color with extreme gloss shine and Revlon ColorStay Ultimate liquid lipstick, the first and only lipcolor that has patented ColorStay long-wearing technology with comfortable food-proof wear for up to 12 hours in one simple step. For 2010, the Company launched Revlon ColorBurst lipstick, a luxurious lipstick available in 20 shades with Elasticolor technology that provides an instant burst of rich, true color that feels virtually weightless on lips.

The Company’s eye makeup products include mascaras, eyeliners, eye shadows and brow products, under several Revlon brand names. In mascaras, key franchises include Fabulash, which uses a lash perfecting brush for fuller lashes, and Revlon Lash Fantasy Total Definition, a two-step primer and mascara with lash separating brushes for enhanced definition. In 2009, the Company launched Revlon DoubleTwist mascara featuring a revolutionary two-in-one patent-pending brush for massive volume and remarkable definition. In eyeliners, Revlon Luxurious Color liner uses a smooth formula to provide rich, luxurious color. In addition, in 2009, the Company introduced Revlon Luxurious Color kohl eyeliner for intense matte color. In eye shadow, Revlon ColorStay 12-Hour patented long-wearing eyeshadow enables color to look fresh for up to 12 hours. In 2009, the Company also introduced new Revlon Matte eye shadows, which provide high impact color combined with a soft matte finish. For 2010, the Company extended its eye shadow offering and introduced Revlon Luxurious Color eyeshadow in satin and perle finishes, which offer rich, smooth and velvety application.

The Company’s nail color and nail care lines include enamels, treatments and cuticle preparations. The Company’s core Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula.

Hair — Revlon:  The Company sells both hair color and haircare products throughout the world. In women’s hair color, the Company markets brands, including Revlon ColorSilk, with patented ingredients which offer radiant, rich color with conditioning.

Beauty Tools — Revlon:  The Company sells Revlon Beauty Tools, which include nail, eye and pedicure grooming tools, such as clippers, scissors, files, tweezers and eye lash curlers. Revlon Beauty Tools are sold individually and in sets. In 2009, the Company launched a full line of makeup brushes under the Revlon brand name.

Cosmetics — Almay:  The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include face and eye makeup and makeup removers.

Within the face category, Almay Smart Shade offers patented ingredients for foundation, blush, bronzer and concealer that are designed to match consumer skin tones. Introduced for 2010, Almay Smart Shade Anti-Aging makeup matches skin tone while also fighting signs of aging. Almay TLC Truly Lasting Color makeup and pressed powder have long-wearing formulas that nourish and protect the skin for up to 16 hours of coverage.

In eye makeup, the flagship brand, Almay Intense i-Color, enhances and intensifies eyes through color-coordinated shades of shadow, liner and mascara for each eye color. In 2010, the Company extended the franchise to include Almay Intense i-Color with Light Interplay Technology. Almay Bright Eyes collection is a three-product, innovative and coordinated collection made up of eye base and concealer in one, eye shadow and a liner/highlighter duo. The collection helps eyes look refreshed and radiant due to Almay’s expert formulas that work with light reflectors to naturally brighten and de-puff the look of the entire eye area. The Almay One Coat mascara franchise includes products for lash thickening and visible lengthening, and the patented Almay Triple Effect mascara offers a more dramatic look. Almay eye makeup removers are offered in a range of pads and towlettes.

Anti-perspirants/deodorants:  In the anti-perspirants/deodorants product category, the Company markets Mitchum anti-perspirant products, with patented ingredients, in many countries.

Fragrances:  The Company sells a selection of moderately-priced and premium-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances under globally-recognized brand names such as Charlie and Jean Naté.

Skincare:  The Company sells skincare products in the U.S. and in global markets under internationally-recognized brand names, including Revlon and Almay, and under various regional brands, including the Company’s premium-priced Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines principally priced in the upper range of the mass retail channel and certain other channels outside of the U.S.

The Company uses print, television and internet advertising, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company’s marketing emphasizes a uniform global image and product for its portfolio of core brands. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers carefully tailored advertising, point-of-purchase and other focused marketing programs.

The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company’s newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing. Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com and www.mitchumman.com devoted to the Revlon, Almay and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands and are updated regularly to stay current with the Company’s new product launches and other advertising and promotional campaigns.

New Product Development and Research and Development

The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company’s marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, introduce line extensions and promotions and redesign or reformulate existing products to satisfy such needs or preferences. The Company’s research and development group is comprised of departments specialized in the technologies critical to the Company’s various product categories. The Company has a global cross-functional product development process, including a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, operations, law and finance. This process has improved the Company’s new product commercialization process and created a comprehensive, long-term portfolio strategy and is intended to optimize the Company’s ability to regularly bring to market innovative new product offerings and to manage the Company’s product portfolio.

The Company operates an extensive cosmetics research and development facility in Edison, New Jersey. The scientists at the Edison facility are responsible for all of the Company’s new product research and development worldwide and performing research for new products, ideas, concepts and packaging. The research and development group at the Edison facility also performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.

As of December 31, 2009, the Company employed approximately 140 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2009, 2008 and 2007, the Company spent $23.9 million, $24.3 million and $24.4 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2009, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in North Carolina, Venezuela, France and South Africa and at third-party facilities around the world.

The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to maximize cost savings. The Company’s global sourcing strategy for materials and components from accredited vendors is also designed to ensure the highest quality and the continuity of supply of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.

Distribution

The Company’s products are sold in more than 100 countries across six continents. The Company’s worldwide sales force had approximately 220 people as of December 31, 2009. In addition, the Company utilizes sales representatives and independent distributors to serve certain markets and related distribution channels.

United States.  Net sales in the U.S. accounted for approximately 58% of the Company’s 2009 net sales, a majority of which were made in the mass retail channel. The Company also sells a broad range of consumer products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complimentary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2009, twelve (12) licenses were in effect relating to eighteen (18) product categories, which are marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid from time to time.

The Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

International.  Net sales outside the U.S. accounted for approximately 42% of the Company’s 2009 net sales. The five largest countries in terms of these sales were South Africa, Australia, Canada, U.K. and Venezuela, which together accounted for approximately 25% of the Company’s 2009 consolidated net sales. The Company distributes its products through drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores such as perfumeries. At December 31, 2009, the Company actively sold its products through wholly-owned subsidiaries established in 14 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Wal-Mart, Walgreens, CVS and Target in the U.S., Shoppers

DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe, and Boots in the United Kingdom. Wal-Mart and its affiliates worldwide accounted for approximately 23% of the Company’s 2009 consolidated net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. Risk Factors — “The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse affect on the Company’s business, financial condition and/or results of operations”).

Competition

The consumer products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for its retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force; and

•	obtaining and retaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail.

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

Patents, Trademarks and Proprietary Technology

The Company’s major trademarks are registered in the U.S. and in over 150 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, ColorStay, Revlon Age Defying makeup with Botafirm, Revlon Super Lustrous, Almay, Almay Smart Shade, Mitchum, Charlie, Jean Naté, Revlon ColorSilk and, outside the U.S., Gatineau and Ultima II. The Company regularly renews its trademark registrations in the ordinary course of business.

The Company utilizes certain proprietary, patent-pending or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, including Revlon ColorStay Soft & Smooth and the Revlon ColorStay mineral collection; Revlon Age Defying cosmetics; the Revlon Beyond Natural collection; Fabulash mascara; classic Revlon nail enamel; Almay Smart Shade makeup; Revlon ColorSilk hair color; Mitchum anti-perspirant; and the Revlon Pedi-Expert pedicure tool. The Company also protects certain of its packaging and component concepts through patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2010 and 2030 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the “FTC”) and the Food and Drug Administration (the “FDA”) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the “EU”), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company’s capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging.

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 20, “Geographic, Financial and Other Information”, to the Company’s Consolidated Financial Statements.

Employees

As of December 31, 2009, the Company employed approximately 4,800 people. As of December 31, 2009, approximately 20 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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

Revlon, Inc. is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, are pledged by Revlon, Inc. to secure its obligations under the 2006 Credit Agreements and the 9 3/4% Senior Secured Notes.

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net income (loss) has historically consisted predominantly of its equity in the net income (loss) of Products Corporation, which for 2009, 2008 and 2007 was approximately $58.8 million, $65.8 million and $(9.0) million, respectively, which excluded approximately $9.5 million, $7.7 million and $7.0 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company. Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock and its Preferred Stock that may be authorized by Revlon, Inc.’s Board of Directors. Products Corporation may not generate sufficient cash flow to pay dividends or distribute funds to Revlon, Inc. because, for example, Products Corporation may not generate sufficient cash or net income; state laws may restrict or prohibit Products Corporation from issuing dividends or making distributions unless Products Corporation has sufficient surplus or net profits, which Products Corporation may not have; or because contractual restrictions, including negative covenants contained in Products Corporation’s various debt instruments, may prohibit or limit such dividends or distributions.

The terms of the 2006 Credit Agreements, the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes (the “9 3/4% Senior Secured Notes Indenture”) and the Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or making distributions to Revlon, Inc. except in limited circumstances (including, without limitation, that Products Corporation is permitted to pay dividends and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon, Inc.’s outstanding securities or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan). This limitation therefore restricts Revlon, Inc.’s ability to pay dividends on its Class A Common Stock. Revlon, Inc. expects that quarterly dividends on its Preferred Stock will be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes). Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the Contributed Loan. The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2006 Credit Agreements, the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture. Under the Delaware General Corporation Law, Revlon, Inc. is permitted to pay dividends only from its “surplus,” which is the excess of its total assets over the sum of its liabilities plus the aggregate par value of its outstanding capital stock, or if Revlon, Inc. has no surplus, out of its net profits for the year in which a dividend is declared and for the immediately preceding fiscal year. Additionally, Revlon, Inc. is permitted to redeem the Preferred Stock only from its surplus. In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Preferred Stock upon redemption. (See “The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and is subordinate to the Company’s indebtedness. However, pursuant to the Senior Subordinated Term Loan Agreement, the Preferred Stock is senior in right of payment to the payment of principal under such loan prior to its respective maturity dates.”)

All of the shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation’s obligations under the 2006 Credit Agreements and the 9 3/4% Senior Secured Notes. A foreclosure upon the shares of Products Corporation’s common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s Common Stock and Preferred Stock and would be a change of control under Products Corporation’s other debt instruments.

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2009, the Company’s total indebtedness was $1,248.1 million, primarily including $815.0 million aggregate principal amount outstanding under the 2006 Term Loan Facility, $330.0 million in aggregate principal face amount outstanding of Products Corporation’s 9 3/4% Senior Secured Notes and $58.4 million under the Non-Contributed Loan. Also, Revlon, Inc. has $48.6 million in liquidation preference of Preferred Stock to be paid by Revlon, Inc. at maturity. While Revlon, Inc. achieved net income of $48.8 million (with $48.5 million of income from continuing operations) and $57.9 million (with $13.1 million of income from continuing operations) for the years ended December 31, 2009 and 2008, respectively, the Company has a history of net losses prior to 2008 and, in addition, if it is unable to achieve sustained profitability and free cash flow in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or that the terms of any such refinancing will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•	limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy, future working capital, capital expenditures, advertising, promotional or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, investments, restructuring programs and other general corporate requirements;

•	requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow for the execution of the Company’s business strategy and for other general corporate purposes;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limiting the Company’s flexibility in responding to changes in its business and the industry in which it operates; and

•	making the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.

Although agreements governing Products Corporation’s indebtedness, including the 2006 Credit Agreements, the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes and the Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company’s current debt levels, the risks described above may increase.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The 2006 Bank Credit Agreements mature in January 2012, the Contributed Loan under the Senior Subordinated Term Loan matures in October 2013, the Non-Contributed Loan under the Senior Subordinated Term Loan matures in October 2014, and the 9 3/4% Senior Secured Notes mature in November 2015. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9 3/4% Senior Secured Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon, Inc. equity, seek to sell Revlon, Inc. debt securities or Products Corporation debt securities or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable the Company to comply with the financial covenants under the 2006 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness if the Company took any of the above actions because, under certain circumstances, the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes or any of its other debt instruments (including the 2006 Credit Agreements and the Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See “Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply”).

Additionally, the economic conditions during the latter part of 2008 and in 2009 and the volatility in the financial markets contributed to a substantial tightening of the credit markets and a reduction in credit availability, including lending by financial institutions. Although Products Corporation was able to successfully refinance its 9 1/2% Senior Notes with the issuance of its new 9 3/4% Senior Secured Notes in November 2009, the future state of the credit markets could adversely impact the Company’s ability to refinance or replace Products Corporation’s outstanding indebtedness at or prior to their respective maturity dates, which would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.

Agreements governing Products Corporation’s outstanding indebtedness, including the 2006 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Secured Notes and the Senior Subordinated Term Loan Agreement, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on stock or purchase stock;

•	sell assets and use the proceeds from such sales;

•	enter into certain transactions with affiliates;

•	make certain investments;

•	prepay, redeem or repurchase specified indebtedness; and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries.

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

The breach of the 2006 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Agreements, which would in turn constitute an event of default under the Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the Senior Subordinated Term Loan Agreement or the trustee or the holders of at least 30% of the outstanding principal amount of the notes under the 9 3/4% Senior Secured Notes indenture. In addition, holders of Products Corporation’s outstanding 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 9 3/4% Senior Secured Notes indenture. (See “Products Corporation’s ability to pay the principal of its indebtedness depends on many factors”). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2006 Credit Agreements or the Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 9 3/4% Senior Secured Notes.

Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; changes in retailer pricing or promotional strategies; retailer space reconfigurations or reductions in retailer display space; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotions and/or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses.

Under such circumstances, Products Corporation may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2006 Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the 2006 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may not do so on terms which are favorable to it and/or Revlon, Inc.

In the event that Products Corporation was unable to obtain any such waiver or amendment, Products Corporation’s inability to meet the financial covenants or other provisions of the 2006 Credit Agreements would constitute an event of default under the 2006 Credit Agreements, which would permit the bank lenders to accelerate the 2006 Credit Agreements, which in turn would constitute an event of default under the Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the Senior Subordinated Term Loan Agreement or the trustee or the holders of at least 30% of the outstanding principal amount of the outstanding notes under the 9 3/4% Senior Secured Notes indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation was required to repurchase its outstanding 9 3/4% Senior Secured Notes or repay the Senior Subordinated Term Loan or repay the 2006 Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation was unable to repay, refinance or restructure its indebtedness under the 2006 Credit Agreements and/or the 9 3/4% Senior Secured Notes, the lenders and the noteholders, as applicable, subject to certain conditions and limitations as set forth in the second amended and restated intercreditor agreement, could proceed against the collateral securing that indebtedness.

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

If the value of these eligible assets is not sufficient to support the full $160.0 million borrowing base, Products Corporation will not have full access to the 2006 Revolving Credit Facility, but rather could have access to a lesser amount determined by the borrowing base. As Products Corporation continues to manage its working capital, this could reduce the borrowing base under the 2006 Revolving Credit Facility. Further, if Products Corporation borrows funds under this facility, subsequent changes in the value or eligibility of the assets within the borrowing base could cause Products Corporation to be required to pay down the amounts outstanding so that there is no amount outstanding in excess of the then-existing borrowing base.

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

At January 31, 2010, the 2006 Term Loan Facility was fully drawn, and the Company had a liquidity position of approximately $170.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $54.5 million, as well as approximately $116.1 million in available borrowings under the 2006 Revolving Credit Facility, based upon the calculated borrowing base less $12.1 million outstanding letters of credit and nil then drawn under the 2006 Revolving Credit Facility at such date.

The 2006 Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $160.0 million commitment if and when Products Corporation seeks to draw under the 2006 Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the 2006 Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. While Products Corporation has never had any of its lenders under the 2006 Revolving Credit Facility fail to fulfill their lending commitment, economic conditions in late 2008 and 2009 and the volatility in the financial markets during this time period have impacted the liquidity and financial condition of certain banks and financial institutions. Based on information available to the Company, the Company has no reason to believe that any of the lenders under Products Corporation’s 2006 Revolving Credit Facility would be unable to fulfill their commitments under the 2006 Revolving Credit Facility as of December 31, 2009. However, if one or more lenders under the 2006 Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, could have an adverse affect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2009, $665.3 million of Products Corporation’s total indebtedness, or approximately 50% of Products Corporation’s total indebtedness, was subject to floating interest rates.

Under the 2006 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate plus 4.0% per annum, which is based upon LIBOR, or the Alternate Base Rate (as defined in the 2006 Term Loan Agreement) plus 3.0% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5%; provided that pursuant to the 2008 Interest Rate Swap transaction that Products Corporation entered into in April 2008 with Citibank, N.A. acting as the counterparty, the LIBOR portion of the interest rate on $150.0 million of outstanding indebtedness under the 2006 Term Loan Facility was effectively fixed at 2.66% through April 16, 2010 (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amount at 6.66% for the 2-year term of the 2008 Interest Rate Swap). Under the terms of the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount, while receiving variable interest rate payments from the counterparty equal to the three-month U.S. dollar LIBOR. Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.0% per annum or (ii) the Alternate Base Rate (as defined in the 2006 Revolving Credit Agreement) plus 1.0% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate (as each such term is defined in the 2006 Revolving Credit Agreement), in each case plus 2.0%.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans.

Based on the amounts outstanding under the 2006 Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2009, an increase in LIBOR of 1% would increase the Company’s annual interest expense by approximately $6.8 million after giving effect to the 2008 Interest Rate Swap. If the Company allows the 2008 Interest Rate Swap to expire without a replacement, an increase in LIBOR of 1% would increase the Company’s annual interest expense by approximately $7.8 million, beginning in May 2010. Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into other interest hedging contracts, the 2006 Credit Agreements limit the notional amount that may be outstanding on such transactions at any time to $300 million, Products Corporation may not be able to do so on a cost-effective basis, any additional hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, product development, operations, law and finance. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the new product launches by, and sales of such new products to, the Company’s retail customers may not be as high as the Company anticipates;

•	the Company’s advertising, promotional and marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

•	the rate of purchases by the Company’s consumers may not be as high as the Company anticipates;

•	the Company’s wall displays to showcase the new products may fail to achieve their intended effects;

•	the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of its new product launches or reductions in retail display space or due to retailer inventory management or changes in retailer pricing or promotional strategies;

•	the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising, promotional and marketing expenses, sales return expenses or other costs related to launching new products;

•	the Company may experience a decrease in sales of certain of the Company’s existing products as a result of newly-launched products;

•	the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•	any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers, to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under “The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations” could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

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

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2006 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2010, including cash requirements in connection with the payment of expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases and costs and regularly scheduled pension and post-retirement plan contributions and benefit payments.

If the Company’s anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotions or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements.

If operating revenues, cash on hand and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2006 Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	delaying, reducing or revising the Company’s restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties;

•	selling additional Revlon, Inc. equity or debt securities or Products Corporation debt securities; or

•	reducing other discretionary spending.

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

Economic conditions and the state of the financial markets could have a material adverse effect on the Company’s business, financial condition and/or results of operations or on the financial condition of its customers and suppliers.

The economic conditions in late 2008 and 2009 and the state of the financial markets in 2009, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For 2009, 2008 and 2007, Wal-Mart, Inc. accounted for approximately 23%, 23% and 24%, respectively, of the Company’s worldwide net sales. The Company expects that for future periods, Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. These customers have demanded, and may continue to demand, increased service and other accommodations. The Company may be affected by changes in the policies and demands of its retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

The loss of Wal-Mart or one or more of the Company’s other customers that may account for a significant portion of the Company’s net sales, or any significant decrease in sales to these customers, including as a result of retailer consolidation, retailer inventory management, changes in retailer pricing or promotional strategies or any significant decrease in the Company’s retail display space in any of these customers’ stores, could reduce the Company’s net sales and/or operating income and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company’s pension plans.

Declines in the U.S. and global financial markets in late 2008 resulted in significant declines on pension plan assets for 2008, which has resulted in increased pension expense for 2009 and increased cash contributions to the Company’s pension plans for 2010 and beyond. Future volatility in the financial markets may further affect the Company’s return on pension plan assets for 2010 and in subsequent years. Interest rate levels will affect the discount rate used to value the Company’s year-end pension benefit obligations. One or more of these factors, individually or taken together, could further impact required cash contributions to the Company’s pension plans and pension expense in 2010 and beyond. Any one or more of these conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company may be unable to increase its sales through the Company’s primary distribution channels, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

In the U.S., mass volume retailers and chain drug and food stores currently are the primary distribution channels for the Company’s products. Additionally, other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets, combine to account for a significant amount of sales of cosmetics and beauty care products. A decrease in consumer demand in the U.S. mass retail channel for color cosmetics, retailer inventory management, changes in retailer pricing or promotional strategies, a reduction in retailer display space and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete, could impact the sales of its products through these distribution channels, which could reduce the Company’s net sales and therefore have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Competition in the cosmetics and beauty care products business could materially adversely affect the Company’s net sales and its share of the mass retail channel and could have an adverse effect on the Company’s business, financial condition and/or results of operations.

The cosmetics and beauty care products business is highly competitive. The Company competes primarily on the basis of:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers on the Company’s product benefits;

•	anticipating and responding to changing consumer demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for the Company’s retail customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers;

•	providing strong and effective advertising, promotion, marketing and merchandising support;

•	maintaining an effective sales force; and

•	obtaining and retaining sufficient retail display space, optimal in-store positioning and effective presentation of the Company’s products at retail.

An increase in or change in the current level of the amount of competition that the Company faces could have a material adverse effect on its share of the mass retail channel and revenues. The Company experienced significant declines in its share in color cosmetics in the U.S. mass retail channel from approximately 32% in the second quarter of 1998 to approximately 22% in the second quarter of 2002. In 2009, the Company achieved a combined U.S. color cosmetics share in the U.S. mass retail channel of 18.1% (with the Revlon brand registering a U.S. mass retail channel share of 12.7% for both 2009 and 2008, and the Almay brand registering a U.S. mass retail channel share of 5.4% for 2009, compared to 5.9% for 2008). It is possible that declines in the Company’s share of the mass retail channel could also occur in the future.

In addition, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively on advertising, promotions and marketing and have more flexibility to respond to changing business and economic conditions than the Company. In addition to products sold in the mass retail channel, the Company’s products also compete with similar products sold through other channels, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets.

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

The Company’s foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency fluctuations, which could adversely affect the results of the Company’s business, financial condition and/or results of operations and the value of its foreign assets.

As of December 31, 2009, the Company had operations based in 14 foreign countries and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America (including Venezuela) and South Africa, which could adversely affect the Company’s business, financial condition and/or results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

The Company’s subsidiary in Venezuela accounted for approximately 4% and 7% of the Company’s consolidated net sales and operating income, respectively, as of December 31, 2009. Effective January 1, 2010 Venezuela has been designated as a highly inflationary economy under U.S. GAAP and on January 8, 2010 the Venezuelan government announced the devaluation of its local currency. As a result of the hyperinflationary designation and devaluation of the local currency in Venezuela, it is expected that the Company’s results of operations in 2010 will be adversely impacted. (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation - Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy in 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010).

The Company’s net sales outside of the U.S. for the years ended December 31, 2009, 2008 and 2007 were approximately 42%, 42% and 41% of the Company’s total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect the Company’s results of operations and the value of its foreign assets in 2009, which in turn may adversely affect the Company’s reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2009, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $54.3 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.

Terrorist attacks, acts of war or military actions may adversely affect the markets in which the Company operates and the Company’s business, financial condition and/or results of operations.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Madrid, Spain and London, England, military responses to terrorist attacks and future developments, or other military actions, such as the military actions in Iraq and Afghanistan, may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced demand for the Company’s products. These developments subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations.

The Company is subject to regulation by the FTC and the FDA in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. To the extent regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2006 Credit Agreements and the 9 3/4% Senior Secured Notes and could have other consequences.

All of Products Corporation’s shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the 2006 Credit Agreements and the 9 3/4% Senior Secured Notes. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon, Inc.’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes.

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes which are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the 2006 Credit Agreements, the Senior Subordinated Term Loan Agreement and the indenture governing the 9 3/4% Senior Secured Notes. A change of control constitutes an event of default under the 2006 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2006 Credit Facilities. In addition, holders of the 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes indenture, to repay in full the Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming the Preferred Stock.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2006 Credit Facilities or to repurchase or redeem the 9 3/4% Senior Secured Notes and/or to repay the Contributed Loan that Revlon, Inc. expects to use to redeem the Preferred Stock and/or repay the Senior Subordinated Term Loan. (See “The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2006 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes, beneficially owned, at December 31, 2009, approximately 79% of Revlon, Inc.’s outstanding Class A and Class B Common Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A Common Stock, Class B Common Stock and Preferred Stock). As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of the Company’s assets, issuances of capital stock and similar transactions.

Delaware law, provisions of the Company’s governing documents and the fact that the Company is a controlled company could make a third-party acquisition of the Company difficult.

The Company is a Delaware corporation. The General Corporation Law of the State of Delaware contains provisions that could make it more difficult for a third party to acquire control of the Company. MacAndrews & Forbes controls the vote on all matters submitted to a vote of the Company’s stockholders, including the election of the Company’s entire Board of Directors and approval of mergers, consolidations, sales of some, all or substantially all of the Company’s assets, issuances of capital stock and similar transactions.

The Company’s certificate of incorporation makes available additional authorized shares of Class A Common Stock for issuance from time to time at the discretion of the Company’s Board of Directors without further action by the Company’s stockholders, except where stockholder approval is required by law or any applicable NYSE requirements. The Company’s certificate of incorporation also authorizes “blank check” preferred stock, whereby the Company’s Board of Directors has the authority to issue shares of preferred stock from time to time in one or more series and to fix the voting rights, if any, designations, powers, preferences and the relative participation, optional or other rights, if any, and the qualifications, limitations or restrictions, of any unissued series of preferred stock, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding).

This flexibility to authorize and issue additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital and corporate acquisitions. These provisions and MacAndrews & Forbes’ control of the Company, may be construed as having an anti-takeover effect to the extent they would discourage or render more difficult an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or otherwise, which could affect the market price for the Company’s equity securities.

Future sales or issuances of Common Stock or the Company’s issuance of other equity securities may depress the Company’s stock price or dilute existing stockholders.

No prediction can be made as to the effect, if any, that future sales of Common Stock, or the availability of Common Stock for future sales, will have on the market price of the Company’s Class A Common Stock. Sales in the public market of substantial amounts of Common Stock, including shares held by MacAndrews & Forbes, or investor perception that such sales could occur, could adversely affect prices for the Company’s Class A Common Stock.

In addition, as stated above, the Company’s certificate of incorporation makes available additional authorized shares of Common Stock for issuance from time to time at the discretion of the Company’s Board of Directors without further action by the Company’s stockholders, except where stockholder approval is required by law or NYSE requirements. The Company may also issue shares of “blank check” preferred stock or securities convertible into either common stock or preferred stock. Any future issuance of additional authorized shares of the Company’s Common Stock, preferred stock or securities convertible into shares of the Company’s Common Stock or preferred stock may dilute the Company’s existing stockholders’ equity interest in the Company. Such future issuances could, among other things, dilute the earnings per share of the Company’s Class A Common Stock and the equity and voting rights of those stockholders holding the Company’s Class A Common Stock or Preferred Stock at the time of any such future issuances and could dilute the consideration per share payable to holders of Class A Common Stock and Preferred Stock upon the occurrence of certain change of control transactions.

There can be no assurance that any trading market for Revlon, Inc.’s Preferred Stock will develop or be maintained.

There can be no assurance that any market for the Preferred Stock will develop or, if one does develop, that it will be maintained. If an active market for the Preferred Stock fails to develop or be sustained, the trading price of the Preferred Stock could be materially adversely affected. Revlon, Inc. has not, nor does it intend to, apply for listing of the Preferred Stock on any securities exchange. The liquidity of the trading market in the Preferred Stock, and the market price quoted for the Preferred Stock, may be materially adversely affected by:

•	changes in the overall market for preferred equity securities;

•	changes in the Company’s financial performance or prospects;

•	the prospects for of other companies in the Company’s industry generally;

•	the number of holders of Preferred Stock;

•	the interest of securities dealers in making a market for Preferred Stock; and

•	prevailing interest rates.

Revlon, Inc. may be restricted by the terms of the applicable provisions of Delaware law from paying dividends on the Preferred Stock and/or redeeming the Series A Preferred Stock.

Under Delaware law, Revlon, Inc. is permitted to pay dividends only from its “surplus,” which is the excess of Revlon, Inc.’s total assets over the sum of its liabilities plus the aggregate par value of Revlon, Inc.’s outstanding capital stock, or if Revlon, Inc. has no surplus, out of its net profits for the year in which the dividend is declared and/or for the immediately preceding fiscal year. Revlon, Inc. cannot assure holders of the Preferred Stock that Revlon, Inc. will have any surplus or net profits so that it will be able to pay dividends on the Preferred Stock. Additionally, Revlon, Inc. is permitted to redeem its capital stock, including the Preferred Stock, only from its surplus. Revlon, Inc. cannot assure holders of the Preferred Stock that Revlon, Inc. will have any surplus at such time as it may be required to redeem the Preferred Stock. In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Preferred Stock upon redemption.

Holders of Preferred Stock will only participate on a limited basis in any future earnings or growth of the Company’s business or the proceeds from one of certain specified change of control transactions.

While holders of the Preferred Stock will be entitled to quarterly dividends at an annual rate of 12.75% over the four-year term of the Preferred Stock, such holders will not benefit from increases, if any, in the value of the Company, including, without limitation, any increases due to a general economic recovery, unless there is a change of control of the Company prior to October 8, 2012. If such an event occurs during such period, participation by holders of Preferred Stock will be limited to the receipt of payments up to an aggregate of $12 per share (including the liquidation preference, dividends and payments upon certain specified change of control transactions).

The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and is subordinate to the Company’s indebtedness. However, pursuant to the Senior Subordinated Term Loan Agreement, the Preferred Stock is senior in right of payment to the payment of principal under such loan prior to its maturity dates.

The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and subordinate to all of the Company’s present and future indebtedness, including, without limitation, in the event of any liquidation, dissolution or winding up of the Company. However, pursuant to the Senior Subordinated Term Loan Agreement, such loan may not be repaid prior to its respective maturity dates (which is October 8, 2013 in the case of the Contributed Loan and which is October 8, 2014 in the case of the Non-Contributed Loan) unless all shares of Preferred Stock have been, or are being, redeemed and all payments due thereon have been, or are being, paid in full. Accordingly, upon any such liquidation, dissolution or winding up of the Company prior to the respective maturity dates of the Senior Subordinated Term Loan, all payments then due to:

•	debt holders (other than holders of the Senior Subordinated Term Loan) will be made first;

•	holders of the Preferred Stock will be made next; and

•	holders of the Senior Subordinated Term Loan will be made last.

Dividends on the Preferred Stock are payable in cash quarterly on January 8, April 8, July 8 and October 8 of each year during the term of the Preferred Stock. Revlon, Inc. expects that it will pay such dividends using the interest payments received by Revlon, Inc. from Products Corporation on the Contributed Loan. On October 8, 2013, Revlon, Inc. is required to redeem the Preferred Stock. Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on that date with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the Contributed Loan. There can be no assurances that Products Contribution will have sufficient cash to pay the interest or repay the principal amount of the Contributed Loan when due or that Revlon, Inc. will have sufficient cash to pay dividends on the Preferred Stock or to redeem the Preferred Stock at the end of its four-year term.

Holders of Revlon, Inc.’s capital stock are subject to future economic dilution in the event that Revlon, Inc. issues equity to third-parties who are not affiliated with MacAndrews & Forbes or to MacAndrews & Forbes on arms’ length terms.

Revlon, Inc. is not prohibited from issuing equity to third parties or from issuing equity to MacAndrews & Forbes or its affiliates on arms’ length terms. In the event of any such issuance, holders of Revlon, Inc.’s capital stock, including the Preferred Stock and Revlon, Inc.’s Common Stock, will be economically diluted, and their participation in increases, if any, in the value of the Company will be proportionally diluted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth, as of December 31, 2009, the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

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

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2009). Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.	Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations.

As announced on October 8, 2009, the Company consummated the Exchange Offer. On April 24, 2009, May 1, 2009, May 5, 2009 and May 12, 2009, respectively, four purported class actions were filed by each of Vern Mercier, Arthur Jurkowitz, Suri Lefkowitz and T. Walter Heiser in the Court of Chancery of the State of Delaware (the “Chancery Court”). On May 4, 2009, a purported class action was filed by Stanley E. Sullivan in the Supreme Court of New York, New York County. Each such litigation was brought against Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes, and challenged a merger proposal made by MacAndrews & Forbes on April 13, 2009, which would have resulted in MacAndrews & Forbes and certain of its affiliates owning 100% of Revlon, Inc.’s outstanding Common Stock. Each action sought, among other things, to enjoin the proposed transaction. On June 24, 2009, the Chancery Court consolidated the four Delaware actions (the “Initial Consolidated Action”). As announced on August 10, 2009, an agreement in principle was reached to settle the Initial Consolidated Action, as set forth in a Memorandum of Understanding (as amended in September 2009, the “Settlement Agreement”).

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the Settlement Agreement. Thereafter, plaintiffs in the Initial Consolidated Action confirmed their intention to proceed with confirmatory discovery.

In addition to the amended complaints in the Initial Consolidated Action and the Sullivan action, on December 21, 2009, Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes were named as defendants in a purported class action filed in the Chancery Court by Edward Gutman. Also on December 21, 2009, a second purported class action was filed in the Chancery Court against Revlon, Inc.’s current directors and a former director by Lawrence Corneck. The Gutman and Corneck actions make allegations similar to those in the amended complaints in Sullivan and the Initial Consolidated Action. On January 15, 2010, the Chancery Court consolidated the Gutman and Corneck actions with the Initial Consolidated Action (the Initial Consolidated Action, as consolidated with the Gutman and Corneck actions, is hereafter referred to as the “Consolidated Action”). A briefing schedule has been set to determine the leadership structure for plaintiffs in the Consolidated Action. Accordingly, defendants have agreed to defer consideration of their motion to enforce until the leadership issue is resolved.

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the same alleged failure to disclose information that underlies the amended Sullivan and Consolidated Action complaints. Plaintiffs in each of these actions are seeking, among other things, an award of damages and the costs and disbursements of such actions, including a reasonable allowance for the fees and expenses of each such plaintiff’s attorneys and experts. The Company believes the allegations contained in the amended Sullivan complaint, the complaints in the Consolidated Action and the Garofalo complaint, are without merit and intends to vigorously defend against them.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2009 beneficially owned (i) 37,544,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (24,941,438 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company, RCH Holdings One, Inc. (of which each of Mr. Perelman and The Ronald O. Perelman 2008 Trust owns 50% of the shares), 323,500 shares of which were owned directly by Mr. Perelman and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy), and (ii) all of the outstanding 3,125,000 shares of Revlon, Inc.’s Class B Common Stock, with a par value of $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”).

Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman’s vested stock options, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2009, beneficially owned approximately 77% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 79% of the combined Revlon, Inc. Class A and Class B Common Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A and Class B Common Stock and Preferred Stock), and beneficially owned approximately 67% of the combined Revlon, Inc. Class A and Class B Common Stock and Preferred Stock. The remaining 10,949,318 shares of Class A Common Stock and 9,336,905 shares of Preferred Stock, in each case as outstanding at December 31, 2009, were owned by the public.

Revlon, Inc.’s Class A Common Stock is listed and traded on the New York Stock Exchange (the “NYSE”). As of December 31, 2009, there were 556 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2009 by Revlon, Inc. on its Common Stock. The terms of the 2006 Credit Agreements, the 9 3/4% Senior Secured Notes indenture and the Senior Subordinated Term Loan Agreement currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

The table below shows the high and low quarterly closing stock prices of Revlon, Inc.’s Class A Common Stock on the NYSE consolidated tape for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	$7.23	$5.95	$6.27	$19.75
Low	2.30	2.48	4.34	4.65

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	$11.80	$9.90	$14.85	$13.58
Low	9.10	8.00	6.90	6.02

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2009 and the Balance Sheet Data as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	(in millions, except per share amounts)
	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)

Statement of Operations Data:
Net sales	$1,295.9	$1,346.8	$1,367.1	$1,298.7	$1,303.5
Gross profit	821.2	855.9	861.4	771.0	810.5
Selling, general and administrative expenses	629.1	709.3	735.7	795.6	746.3
Restructuring costs and other, net	21.3	(8.4)	7.3	27.4	1.5
Operating income (loss)	170.8	155.0	118.4	(52.0)	62.7
Interest expense	93.0	119.7	135.6	147.7	129.5
Amortization of debt issuance costs	5.8	5.6	3.3	7.5	6.9
Loss on early extinguishment of debt, net	5.8	0.7	0.1	23.5	9.0(f )
Foreign currency losses (gains), net	8.9	0.1	(6.8)	(1.5)	0.5
Income (loss) from continuing operations	48.5	13.1	(19.0)	(252.1)	(85.3)
Income from discontinued operations	0.3	44.8	2.9	0.8	1.6
Net income (loss)	48.8	57.9	(16.1)	(251.3)	(83.7)
Basic income (loss) per common share:
Continuing operations	0.94	0.26	(0.38)	(6.04)	(2.21)
Discontinued operations	0.01	0.87	0.06	0.02	0.04

Net income (loss)	$0.95	$1.13	$(0.32)	$(6.03)	$(2.17)

Diluted income (loss) per common share:
Continuing operations	0.94	0.26	(0.38)	(6.04)	(2.21)
Discontinued operations	0.01	0.87	0.06	0.02	0.04

Net income (loss)	$0.94	$1.13	$(0.32)	$(6.03)	$(2.17)

Weighted average number of common shares outstanding (in millions)(g):
Basic	51.6	51.2	50.4	41.7	38.6

Diluted	51.7	51.3	50.4	41.7	38.6

	Year Ended December 31,
	(in millions)
	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)

Balance Sheet Data:
Total current assets	$403.6	$428.5	$476.0	$488.0	$592.0
Total non-current assets	390.6	384.9	413.3	443.9	451.7

Total assets	$794.2	$813.4	$889.3	$931.9	$1,043.7

Total current liabilities	$309.3	$323.4	$348.7	$377.2	$470.5
Redeemable preferred stock	48.0	—	—	—	—
Total other non-current liabilities	1,470.5	1,602.8	1,622.6	1,784.5	1,669.1

Total liabilities	$1,827.8	$1,926.2	$1,971.3	$2,161.7	$2,139.6

Total indebtedness	$1,248.1	$1,329.6	$1,440.6	$1,506.9	$1,418.4
Total stockholders’ deficiency	(1,033.6)	(1,112.8)	(1,082.0)	(1,229.8)	(1,095.9)

(a)	Results for 2009 include: (1) a $20.8 million charge related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey; and (2) a $5.8 million net loss on early extinguishment of debt in 2009 primarily due to a $13.5 million loss resulting from applicable redemption and tender premiums and the net write-off of unamortized debt discounts and deferred financing fees in connection with the refinancing of the 9½% Senior Notes in November 2009, partially offset by a $7.7 million gain on repurchases of an aggregate principal amount of $49.5 million of the 9½% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases.

(b)	Results for 2008 include a $5.9 million gain from the sale of a non-core trademark during the first quarter of 2008, and a net $4.3 million gain related to the sale of the Mexico facility (which is comprised of a $7.0 million gain on the sale, partially offset by related restructuring charges of $1.1 million, $1.2 million of SG&A and cost of sales and $0.4 million of taxes). In addition, results for 2008 also include various other restructuring charges of approximately $3.8 million. The results of discontinued operations for 2008 included a one-time gain from the Bozzano Sale Transaction (as hereinafter defined) of $45.2 million.

(c)	Results for 2007 include restructuring charges of approximately $4.4 million and $2.9 million in connection with restructurings announced in 2006 (the “2006 Programs”) and in 2007 (the “2007 Programs”), respectively. The $4.4 million of restructuring charges associated with the 2006 Programs were primarily for employee severance and other employee-related termination costs principally relating to a broad organizational streamlining. The $2.9 million of restructuring charges associated with the 2007 Programs were primarily for employee severance and other employee-related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey and other employee-related termination costs relating to personnel reductions in the Company’s information management function and its sales force in Canada.

(d)	Results for 2006 include charges of $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), $60.4 million in connection with the discontinuance of the Vital Radiance brand and restructuring charges of approximately $27.6 million in connection with the 2006 Programs.

(e)	Results for 2005 include expenses of approximately $44 million in incremental returns and allowances and approximately $7 million in accelerated amortization cost of certain permanent displays related to the launch of Vital Radiance and the re-stage of the Almay brand.

(f)	The loss on early extinguishment of debt for 2005 includes: (i) a $5.0 million prepayment fee related to the prepayment in March 2005 of $100.0 million of indebtedness outstanding under the 2004 term loan facility of the 2004 credit agreement with a portion of the proceeds from the issuance of Products Corporation’s 9½% Senior Notes (which notes were fully refinanced in November 2009); and (ii) the aggregate $1.5 million loss on the redemption of all of Products Corporation’s 8⅛% Senior Notes and 9% Senior Notes in April 2005, as well as the write-off of the portion of deferred financing costs related to such prepaid amount.

(g)	Represents the weighted average number of common shares outstanding for each of the respective periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented as follows:

•	Overview;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Disclosures about Contractual Obligations and Commercial Commitments;

•	Off-Balance Sheet Transactions (there are none);

•	Discussion of Critical Accounting Policies;

•	Recent Accounting Pronouncements; and

•	Inflation.

The Company is providing this overview in accordance with the SEC’s December 2003 interpretive guidance regarding MD&A.

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

The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirants/deodorants, fragrances, skincare and beauty care products. The Company is one of the world’s leading cosmetics companies in the mass retail channel. The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world.

For additional information regarding our business, see “Part 1 — Business” of this Annual Report on Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in 2009 were $1,295.9 million, a decrease of $50.9 million, or 3.8%, compared to $1,346.8 million in 2008. Excluding the unfavorable impact of foreign currency fluctuations of $26.0 million, consolidated net sales decreased by 1.8% in 2009. In the United States, net sales in 2009 were $747.9 million, a decrease of $34.7 million, or 4.4%, compared to $782.6 million in 2008. In the Company’s international operations, net sales in 2009 were $548.0 million, a decrease of $16.2 million, or 2.9%, compared to $564.2 million in 2008.

Consolidated net income in 2009 was $48.8 million, as compared to $57.9 million in 2008. Consolidated net income in 2008 included a $45.2 million one-time gain from the Company’s disposition of the non-core Bozzano business and certain other non-core brands, including Juvena and Aquamarine, which were sold in the Brazilian market (the “Bozzano Sale Transaction”).

Income from continuing operations in 2009 was $48.5 million, compared to $13.1 million in 2008. The improvement in net income from continuing operations in 2009, compared to 2008, was primarily due to:

•	$80.2 million of lower SG&A;

•	$26.7 million of lower interest expense; and

•	a $7.8 million decrease in the provision for income taxes;

with the foregoing partially offset by:

•	$34.7 million of lower gross profit due to $50.9 million of lower consolidated net sales, offset by a $16.2 million improvement in cost of sales;

•	$29.7 million of higher restructuring costs and other, net;

•	$8.8 million of higher foreign currency losses; and

•	$5.1 million of higher aggregate losses on early extinguishment of debt.

Overview of AC Nielsen-measured U.S. Mass Retail Dollar Share

According to ACNielsen, the U.S. mass retail color cosmetics category grew by 1.5% in 2009. U.S. mass retail dollar share results, according to ACNielsen, for Revlon and Almay color cosmetics, for Revlon ColorSilk hair color, Mitchum anti-perspirants/deodorants and Revlon beauty tools for the year ended December 31, 2009, as compared to the year-ago period, are summarized in the table below:

	Share % based on Dollar Volume
			Point
	2009	2008	Change

Revlon Color Cosmetics	12.7%	12.7%	0.0
Almay	5.4	5.9	(0.5)
Revlon ColorSilk Hair Color	9.7	8.3	1.4
Mitchum Anti-perspirants/Deodorants	4.6	5.0	(0.4)
Revlon Beauty Tools	21.0	18.8	2.2

All share and dollar volume data herein for the Company’s brands is based upon U.S. mass-retail dollar volume, which is derived from ACNielsen data (an independent research entity). ACNielsen data is an aggregate of the drug channel, Kmart, Target and Food and Combo stores. ACNielsen’s data does not reflect sales volume from Wal-Mart, Inc., which is the Company’s largest customer, representing approximately 23% of the Company’s full year 2009 worldwide net sales, or sales volume from regional mass volume retailers, as well as prestige stores, department stores, door-to-door, Internet, television shopping, specialty stores, perfumeries or other distribution outlets, all of which are channels for cosmetics sales. Such data represents ACNielsen’s estimates based upon mass retail sample data gathered by ACNielsen and is therefore subject to some degree of variance and may contain slight rounding differences. From time to time, ACNielsen adjusts its methodology for data collection and reporting, which may result in adjustments to the categories and share data tracked by ACNielsen for both current and prior periods.

Overview of Financing Activities

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of 9 3/4% Senior Secured Notes due November 15, 2015 in a private placement, which was priced at 98.9% of par.

Products Corporation used the $319.8 million of net proceeds from the 9 3/4% Senior Secured Notes (net of original issue discount and underwriters fees), together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility, to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements required to permit such refinancing to be conducted on a secured basis.

In October 2009, Revlon, Inc. consummated its Exchange Offer in which Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock, in exchange for the same number of shares of Class A Common Stock tendered for exchange in the Exchange Offer. Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. the $48.6 million Contributed Loan and the terms of the Senior Subordinated Term Loan Agreement were amended:

•	to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013;

•	to change the annual interest rate on the Contributed Loan from 11% to 12.75%;

•	to extend the maturity date on the $58.4 million Non-Contributed Loan, which remains owing from Products Corporation to MacAndrews & Forbes, from August 2010 to October 8, 2014; and

•	to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

(See further discussion in “2009 Refinancing Transactions” within “Financial Condition, Liquidity and Capital Resources — 2009 Refinancing Transactions” and in Note 9 “Long-Term Debt and Redeemable Preferred Stock” to the Consolidated Financial Statements).

Results of Operations

Year ended December 31, 2009 compared with the year ended December 31, 2008

In the tables, all dollar amounts are in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2009 were $1,295.9 million, a decrease of $50.9 million, or 3.8%, compared to $1,346.8 million in 2008. Excluding the unfavorable impact of foreign currency fluctuations of $26.0 million, consolidated net sales decreased by 1.8% in 2009. The decline in consolidated net sales was driven by lower net sales of Revlon and Almay color cosmetics and certain beauty care products, partially offset by higher net sales of Revlon ColorSilk hair color.

	Year Ended December 31,		Change		XFX Change(a)
	2009	2008	$	%	$	%

United States	$747.9	$782.6	$(34.7)	(4.4)%	$(34.7)	(4.4)%
Asia Pacific	266.7	265.0	1.7	0.6	5.6	2.1
Europe	172.4	200.8	(28.4)	(14.1)	(11.5)	(5.7)
Latin America	108.9	98.4	10.5	10.7	15.7	16.0

Total International	$548.0	$564.2	$(16.2)	(2.9)%	$9.8	1.7%

Total Company	$1,295.9	$1,346.8	$(50.9)	(3.8)%	$(24.9)	(1.8)%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the United States, net sales in 2009 were $747.9 million, a decrease of $34.7 million, or 4.4%, compared to $782.6 million in 2008, primarily driven by lower net sales of Revlon and Almay color cosmetics and Mitchum anti-perspirant deodorant, partially offset by higher net sales of Revlon ColorSilk hair color.

International

In the Company’s international operations, net sales in 2009 decreased by $16.2 million, or 2.9%, to $548.0 million, compared to $564.2 million in 2008 (while net sales increased 1.7% excluding the unfavorable impact of foreign currency fluctuations of $26.0 million). The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was primarily due to higher net sales of Revlon ColorSilk hair color, Mitchum anti-perspirant deodorant and Revlon color cosmetics, partially offset by lower net sales of certain beauty care products and Almay color cosmetics. Excluding the impact of foreign currency fluctuations, higher net sales in the Company’s Latin America and Asia Pacific regions in 2009, compared to 2008, were partially offset by lower net sales in the Company’s Europe region.

In Asia Pacific, which was comprised of Asia Pacific and Africa, net sales in 2009 increased 0.6%, or 2.1% excluding the unfavorable impact of foreign currency fluctuations, to $266.7 million, compared to $265.0 million in 2008. The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in Australia and China, and higher shipments of certain beauty care products in South Africa (which together contributed approximately 3.5 percentage points to the increase in the region’s net sales in 2009, compared with 2008), partially offset by lower shipments of Revlon color cosmetics in Japan (which offset by approximately 1.5 percentage points the region’s net sales in 2009, compared to 2008).

In Europe, which was comprised of Europe, Canada and the Middle East, net sales in 2009 decreased 14.1%, or 5.7% excluding the unfavorable impact of foreign currency fluctuations, to $172.4 million, compared to $200.8 million in 2008. This decline in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due to lower shipments of Revlon and Almay color cosmetics in Canada and higher allowances for Revlon color cosmetics in the U.K., as well as lower shipments of certain beauty care products in France (which together contributed approximately 5.8 percentage points to the decrease in the region’s net sales in 2009, compared with 2008), partially offset by higher shipments of Revlon skincare in certain distributor markets (which offset by approximately 1.8 percentage points the decrease in the region’s net sales in 2009, compared to 2008).

In Latin America, which was comprised of Mexico, Central America and South America, net sales in 2009 increased 10.7%, or 16.0% excluding the unfavorable impact of foreign currency fluctuations, to $108.9 million, compared to $98.4 million in 2008. The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was driven primarily by the impact of inflation on selling prices in Venezuela, as well as higher shipments of Revlon ColorSilk hair color in Venezuela, Argentina and certain distributor markets (which contributed approximately 19.4 percentage points to the increase in the region’s net sales in 2009, compared to 2008), partially offset by lower shipments of fragrances and beauty care products in Mexico (which offset by approximately 2.0 percentage points the region’s net sales in 2009, compared to 2008). (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation - Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluaton of its local currency on January 8, 2010).

Gross profit:

	Year Ended December 31,
	2009	2008	Change

Gross profit	$821.2	$855.9	$(34.7)
Percentage of net sales	63.4%	63.5%	(0.1)%

The 0.1 percentage point decrease in gross profit as a percentage of net sales for 2009, compared to 2008, was primarily due to:

•	unfavorable foreign currency fluctuations (primarily due to the strengthening of the U.S. dollar against currencies in certain markets in which the Company operates) which resulted in higher cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which reduced gross profit as a percentage of net sales by 0.6 percentage points;

•	higher pension expenses within cost of goods of $8.1 million, which reduced gross profit as a percentage of net sales by 0.6 percentage points; and

•	higher returns and allowances, which reduced gross profit as a percentage of net sales by 0.3 percentage points;

with the foregoing partially offset by:

•	favorable manufacturing efficiencies and lower material and freight costs, which increased gross profit as a percentage of net sales by 0.8 percentage points;

•	favorable changes in sales mix, which increased gross profit as a percentage of net sales by 0.4 percentage points; and

•	decreased inventory obsolescence charges on lower disposal of discontinued products, which increased gross profit as a percentage of net sales by 0.1 percentage points.

SG&A expenses:

	Year Ended December 31,
	2009	2008	Change

SG&A expenses	$629.1	$709.3	$80.2

The $80.2 million decrease in SG&A expenses for 2009, as compared to 2008, was driven primarily by:

•	$24.8 million of lower advertising expenses as a result of achieving lower advertising rates, while increasing the level of media support;

•	$22.9 million of lower permanent display amortization expenses;

•	$22.7 million of lower general and administrative expenses primarily due to lower compensation expenses as a result of the May 2009 Program and a decrease in the accrual for incentive compensation; and

•	$13.2 million of favorable impact of foreign currency fluctuations;

with the foregoing partially offset by:

•	$9.3 million of higher pension expenses.

Restructuring costs and other, net:

	Year Ended December 31,
	2009	2008	Change

Restructuring costs and other, net	$21.3	$(8.4)	$(29.7)

During 2009, the Company recorded charges of $21.3 million in restructuring costs and other, net, which were comprised of:

•	a $20.8 million charge related to the May 2009 Program, which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey;

•	$1.3 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009; and

•	a $0.8 million charge related to restructuring programs initiated in 2008 (the “2008 Programs”);

with the foregoing partially offset by:

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

The $20.8 million of charges related to the May 2009 Program have been or will be paid out as follows: $11.0 million paid in 2009, $7.1 million expected to be paid in 2010 and the balance of $2.7 million expected to be paid thereafter. In addition, the May 2009 Program delivered savings of approximately $15 million in 2009 and the Company expects annualized savings of approximately $30 million in 2010 and thereafter (inclusive of the approximately $15 million in 2009).

During 2008, the Company recorded income of $8.4 million included in restructuring costs and other, net, primarily due to a gain of $7.0 million related to the sale of its facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, during 2008 a $0.4 million favorable adjustment was recorded to restructuring costs associated with restructuring programs initiated in 2006 (the “2006 Programs”), primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a restructuring charge of $4.9 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada, $1.1 million related to the Company’s decision to close and sell its facility in Mexico, $2.9 million related to the Company’s realignment of certain functions within customer business development, information management and administrative services in the U.S. and $0.1 million related to other various restructurings.

In addition to the $3.0 million of remaining net charges related to the 2008 Programs as of December 31, 2008, the Company incurred an additional $0.8 million in expenses related to the 2008 Programs during 2009 for a total of $3.8 million. $3.5 million of such $3.8 million of remaining charges were paid out in 2009 and the remaining $0.3 million is expected to be paid out in 2010.

(See Note 3, “Restructuring Costs and Other, Net”, to the Consolidated Financial Statements).

Interest Expense:

	Year Ended December 31,
	2009	2008	Change

Interest expense	$93.0	$119.7	$26.7

The decrease in interest expense was due to lower debt levels and lower weighted average borrowing rates during 2009, compared to 2008. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock”, to the Consolidated Financial Statements).

As of December 31, 2009, the Company accrued $1.4 million in interest expense related to the first quarterly Regular Dividend (as hereinafter defined) on the Preferred Stock, which was paid in January 2010. (See “Financial Condition, Liquidity and Capital Resources — Sources and Uses” for Revlon, Inc.’s announcement that its Board of Directors declared a regular dividend on the Preferred Stock on December 15, 2009).

Loss on Extinguishment of Debt, net

	Year Ended December 31,
	2009	2008	Change

Loss on extinguishment of debt, net	$5.8	$0.7	$(5.1)

In 2009, the Company recognized a loss on the early extinguishment of debt of $13.5 million resulting from the applicable redemption and tender premiums and the net write-off of unamortized debt discounts and deferred financing fees in connection with the refinancing of the 9 1/2% Senior Notes, which was partially offset by a $7.7 million gain on the repurchases of an aggregate principal amount of $49.5 million of the 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock”, to the Consolidated Financial Statements).

Foreign currency losses:

	Year Ended December 31,
	2009	2008	Change

Foreign currency losses	$8.9	$0.1	$(8.8)

The increase in foreign currency losses for 2009, as compared to 2008, was primarily driven by higher foreign currency losses related to the Company’s outstanding FX Contracts (as hereinafter defined) and the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during 2009. In addition, during 2009 the Company recognized an exchange loss of $2.8 million related to the Company’s operations in Venezuela. Due to currency restrictions in Venezuela, the Company’s Venezuelan entity exchanged local currency for U.S. dollars through a parallel market exchange transaction in order to pay for certain U.S. dollar-denominated liabilities, which resulted in the $2.8 million exchange loss.

Provision for income taxes:

	Year Ended December 31,
	2009	2008	Change

Provision for income taxes	$8.3	$16.1	$7.8

The decrease in the tax provision in 2009, as compared to 2008, was primarily attributable to the favorable resolution of tax contingencies and matters in the U.S. and certain foreign jurisdictions during 2009, as well as lower pre-tax income for taxable subsidiaries in certain foreign jurisdictions.

Year ended December 31, 2008 compared with the year ended December 31, 2007

In the tables, all dollar amounts in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2008 were $1,346.8 million, a decrease of $20.3 million, or 1.5%, compared to $1,367.1 million in 2007. Foreign currency fluctuations negatively impacted net sales by $8.4 million, or 0.9% excluding the impact of foreign currency fluctuations. Excluding foreign currency fluctuations, net sales of Revlon color cosmetics increased 9% driven by increased new product introductions (with higher shipments and lower product returns, partially offset by higher promotional allowances). Increased net sales of Revlon brand color cosmetics were offset by declines in net sales of Almay color cosmetics (with higher shipments of Almay color cosmetics offset by higher product returns and higher promotional allowances for Almay color cosmetics), and lower net sales of certain fragrance and beauty care brands.

	Year Ended December 31,		Change		XFX Change(a)
	2008	2007	$	%	$	%

United States	$782.6	$804.2	$(21.6)	(2.7)%	$(21.6)	(2.7)%
Asia Pacific	265.0	255.6	9.4	3.7	17.2	6.7
Europe	200.8	211.1	(10.3)	(4.9)	(9.9)	(4.7)
Latin America	98.4	96.2	2.2	2.3	2.3	2.4

Total International	$564.2	$562.9	$1.3	0.2%	$9.6	1.7%

Total Company	$1,346.8	$1,367.1	$(20.3)	(1.5)%	$(12.0)	(0.9)%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the United States, net sales in 2008 were $782.6 million, a decrease of $21.6 million, or 2.7%, compared to $804.2 million in 2007. Higher net sales of Revlon color cosmetics were offset by lower net sales of Almay color cosmetics, fragrance and beauty care products. In the fragrance and beauty care categories, higher net sales of Revlon ColorSilk hair color and Revlon beauty tools in 2008 were offset by lower net sales of Revlon Colorist hair color, Revlon Flair fragrance and Mitchum Smart Solid anti-perspirant deodorant, which were launched in 2007.

International

In the Company’s international operations, net sales in 2008 were $564.2 million, an increase of $1.3 million, or 0.2%, compared to $562.9 million in 2007. Excluding the unfavorable impact of foreign currency fluctuations of $8.4 million, net sales in 2008 increased by 1.7% as a result of higher net sales of Revlon and Almay color cosmetics, Revlon beauty tools and Mitchum anti-perspirant deodorant, partially offset by lower net sales of fragrance and hair care products, compared to 2007. Higher net sales in the Company’s Asia Pacific and Latin America regions in 2008, compared to 2007, were partially offset by lower net sales in the Europe region.

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

In Europe, which is comprised of Europe, Canada and the Middle East, net sales decreased 4.9%, or 4.7% excluding the impact of foreign currency fluctuations, to $200.8 million compared to $211.1 million in 2007. Lower shipments of fragrances and color cosmetics in the U.K., Italy and certain distributor markets (which together contributed approximately 6.3 percentage points to the decrease in the region’s net sales in 2008, as compared with 2007) were partially offset by higher shipments of Revlon and Almay color cosmetics in Canada (which offset by approximately 2.1 percentage points the decrease in the region’s net sales in 2008, as compared with 2007).

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

Gross profit:

	Year Ended December 31,
	2008	2007	Change

Gross profit	$855.9	$861.4	$(5.5)
Percentage of net sales	63.5%	63.0%	0.5%

The 0.5 percentage point increase in gross profit as a percentage of net sales for 2008, compared to 2007, was primarily due to:

•	favorable changes in sales mix, which increased gross profit as a percentage of net sales by 0.4 percentage points; and

•	favorable manufacturing efficiencies, which increased gross profit as a percentage of net sales by 0.3 percentage points.

SG&A expenses:

	Year Ended December 31,
	2008	2007	Change

SG&A expenses	$709.3	$735.7	$26.4

The decrease in SG&A expenses for 2008, as compared to 2007, was driven primarily by:

•	$39.1 million of lower advertising costs in the 2008 period since the 2007 period included advertising costs associated with the launches of Revlon Colorist hair color, Revlon Flair fragrance and Mitchum Smart Solid anti-perspirant deodorant, partially offset by $11.5 million of higher advertising costs in 2008 in support of Revlon and Almay color cosmetics; and

•	$9.5 million of lower permanent display amortization expenses;

with the foregoing partially offset by:

•	a $4.4 million benefit in 2007 related to the reversal of a deferred rental liability upon exiting a portion of the Company’s New York City headquarters leased space in 2007.

Restructuring costs and other, net:

	Year Ended December 31,
	2008	2007	Change

Restructuring costs and other, net	$(8.4)	$7.3	$15.7

During 2008, the Company recorded income of $8.4 million included in restructuring costs and other, net, primarily due to a gain of $7.0 million related to the sale of its facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, a $0.4 million favorable adjustment was recorded to restructuring costs associated with the 2006 Programs, primarily due to the charges for severance and other employee-related termination costs being slightly lower than originally estimated. These were partially offset by a restructuring charge of $4.9 million for the 2008 Programs, of which $0.8 million related to a restructuring in Canada, $1.1 million related to the Company’s decision to close and sell its facility in Mexico, $2.9 million related to the Company’s realignment of certain functions within customer business development, information management and administrative services in the U.S. and $0.1 million related to various other restructurings. Of the net $4.9 million of charges related to the 2008 Programs in 2008, $4.7 million were cash charges, of which $1.7 million was paid out in 2008.

During 2007, the Company implemented the 2007 Programs, which consisted of the closure of the Company’s Irvington facility and personnel reductions within the Company’s Information Management (IM) function and the sales force in Canada, which actions were designed, for the IM function resources, to better align the Company’s information management plan, and in Canada, to improve the allocation of resources. Both actions resulted in reduced costs and an improvement in the Company’s operating profit margins. In connection with the 2007 Programs, the Company incurred a total of approximately $2.9 million of restructuring charges and other costs to implement these programs, consisting of approximately $2.5 million of charges related to employee severance and other employee-related termination costs for the 2007 Programs and approximately $0.4 million of various other charges related to the closure of the Irvington facility. The Company recorded all $2.9 million of the restructuring charges for the 2007 Programs in 2007, all of which were cash charges. Of such charges, $2.3 million was paid out in 2007, $0.5 million was paid out in 2008 and approximately $0.1 million was paid out during 2009. In addition, in 2007, the Company recorded $4.4 million in restructuring expenses associated with the 2006 Programs for vacating leased space, employee severance and other employee-related termination costs.

(See Note 3, “Restructuring Costs and Other, Net”, to the Consolidated Financial Statements).

Interest Expense:

	Year Ended December 31,
	2008	2007	Change

Interest expense	$119.7	$135.6	$15.9

The decrease in interest expense during 2008, as compared to 2007, was due to lower weighted average borrowing rates and lower average debt levels. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock”, to the Consolidated Financial Statements).

Foreign currency losses (gains):

	Year Ended December 31,
	2008	2007	Change

Foreign currency losses (gains)	$0.1	$(6.8)	$(6.9)

The increase in foreign currency losses for 2008, as compared to 2007, was primarily driven by higher foreign currency losses related to the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries, partially offset by foreign currency gains related to the Company’s outstanding FX Contracts during 2008.

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

Financial Condition, Liquidity and Capital Resources

At January 31, 2010, the 2006 Term Loan Facility, with $815 million principal amount outstanding, was fully drawn. The Company had a liquidity position at such date of approximately $170.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $54.5 million, as well as approximately $116.1 million in available borrowings under the 2006 Revolving Credit Facility, based upon the calculated borrowing base less $12.1 million outstanding letters of credit and nil then drawn under the 2006 Revolving Credit Facility at such date.

Cash Flows

At December 31, 2009, the Company had cash and cash equivalents of $54.5 million, compared with $52.8 million at December 31, 2008. The following table summarizes the Company’s cash flows from operating, investing and financing activities for 2009, 2008 and 2007, respectively (all amounts are in millions):

	Year Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$109.5	$33.1	$0.3
Net cash (used in) provided by investing activities	(12.7)	100.5	(17.4)
Net cash (used in) provided by financing activities	(97.6)	(111.9)	29.1

Net cash provided by operating activities was $109.5 million, $33.1 million and $0.3 million for 2009, 2008 and 2007, respectively. This improvement in cash provided by operating activities in 2009, compared to 2008, was primarily driven by lower interest payments, improved operating income, working capital efficiency and lower permanent display purchases. The improvement in 2008 compared to 2007 was primarily due to net income of $57.9 million in 2008, as compared to a net loss in 2007 of $16.1 million, and the positive cash impact of changes in working capital.

Net cash (used in) provided by investing activities was $(12.7) million, $100.5 million and $(17.4) million for 2009, 2008 and 2007, respectively. Net cash used in investing activities in 2009 was driven by $15.2 million of capital expenditures, partially offset by $2.5 million from the net proceeds from the sale of certain assets. Net cash provided by investing activities in 2008 included $107.6 million in gross proceeds from the Bozzano Sale Transaction (see Note 2, “Discontinued Operations”, to the Consolidated Financial Statements) and $13.6 million in proceeds from the sale of a non-core trademark and certain other assets (which included net proceeds from the sale of the Mexico facility), partially offset by $20.7 million of capital expenditures. Net cash used in investing activities in 2007 was driven by $19.8 million of capital expenditures, partially offset by $2.4 million from the net proceeds from the sale of certain assets.

Net cash (used in) provided by financing activities was $(97.6) million, $(111.9) million and $29.1 million for 2009, 2008 and 2007, respectively. Net cash used in financing activities for 2009 includes a net debt reduction of $74.0 million, primarily comprised of:

•	the repayment or redemption of all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes in connection with Products Corporation’s complete refinancing of the 9 1/2% Senior Notes in November 2009;

•	the repurchases of $49.5 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million; and

•	the repayment of $18.7 million in principal amount of Products Corporation’s 2006 Term Loan Facility;

with the foregoing partially offset by:

•	Products Corporation’s issuance of the $330.0 million aggregate principal amount of the 9 3/4% Senior Secured Notes, or $326.4 million net of discounts.

Net cash used in financing activities for 2009 also includes payment of financing costs of $29.6 million, which is comprised of (i) the payment of $23.4 million of the $24.9 million of fees incurred in connection with the refinancing of the 9 1/2% Senior Notes and (ii) the payment of $6.2 million of the $6.7 million of fees incurred in connection with the consummation of the Exchange Offer.

Net cash used in financing activities for 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and $43.5 million of repayments under the 2006 Revolving Credit Facility, offset by proceeds of $170.0 million from the Senior Subordinated Term Loan Agreement, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date, and to pay $2.55 million of related fees and expenses. In addition, in September 2008, the Company used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the Senior Subordinated Term Loan.

Net cash provided by financing activities for 2007 included net proceeds of $98.9 million from Revlon, Inc.’s issuance of Class A Common Stock as a result of the closing of the $100 Million Rights Offering in January 2007. Such proceeds were promptly transferred to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest, with the balance used to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction of that commitment, after incurring fees and expenses of approximately $1.1 million in connection with the $100 Million Rights Offering, with approximately $5 million of the remaining proceeds then being available for general corporate purposes.

2006 Credit Agreements

In December 2006, Products Corporation entered into a 5-year, $840.0 million term loan facility (the “2006 Term Loan Facility”) pursuant to the term loan agreement, dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent (with the agreement governing the 2006 Term Loan Facility being the “2006 Term Loan Agreement”).

In December 2006, Products Corporation also entered into a $160.0 million 2006 revolving credit agreement (the “2006 Revolving Credit Agreement”, and together with the 2006 Term Loan Agreement, the “2006 Credit Agreements”) that amended and restated the 2004 credit agreement (with such revolving credit facility being the “2006 Revolving Credit Facility” and, together with the 2006 Term Loan Facility, the “2006 Credit Facilities”). The 2006 Credit Facilities mature on January 15, 2012.

Availability under the 2006 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

In each case subject to borrowing base availability, the 2006 Revolving Credit Facility is available to:

(i)	Products Corporation in revolving credit loans denominated in U.S. dollars;

(ii)	Products Corporation in swing line loans denominated in U.S. dollars up to $30.0 million;

(iii)	Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $60.0 million; and

(iv)	Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers’ acceptances denominated in U.S. dollars and other currencies.

If the value of the eligible assets is not sufficient to support a $160.0 million borrowing base under the 2006 Revolving Credit Facility, Products Corporation will not have full access to the 2006 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2006 Revolving Credit Facility, including a fixed charge coverage ratio that applies if and when the excess borrowing base (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under such facility) is less than $20.0 million. During 2008 and 2009 the fixed charge coverage ratio was not applicable, as the excess borrowing base was not less than $20.0 million during such periods.

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2009, there were no borrowings under the 2006 Revolving Credit Facility.

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum. At December 31, 2009, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 4.26%. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

Prior to the termination date of the 2006 Term Loan Facility, on April 15, July 15, October 15 and January 15 of each year (which commenced April 15, 2008), Products Corporation is required to repay $2.1 million of the principal amount of the term loans outstanding under the 2006 Term Loan Facility on each respective date. In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under the 2006 Term Loan Facility and in February 2009, Products Corporation repaid $16.6 million in principal amount under the 2006 Term Loan Facility, pursuant to the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment satisfied Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. Prior to April 9, 2010, Products Corporation will be required to repay approximately $13.6 million of term loan indebtedness, representing 50% of its 2009 “excess cash flow” (as defined under the 2006 Term Loan Agreement), which repayment would satisfy Products Corporation’s required term loan amortization payment of $0.2 million due on January 15, 2011, and quarterly amortization payments of $2.1 million that otherwise would have been due on April 15, 2011, July 15, 2011 and October 15, 2011 and $7.1 million of the amount remaining due under the 2006 Term Loan Facility upon maturity. In addition, the term loans under the 2006 Term Loan Facility are required to be prepaid with:

(i)	the net proceeds in excess of $10.0 million for each twelve-month period ending on July 9 received during such period from sales of the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the “Term Loan First Lien Collateral”) by Products Corporation or any of its subsidiary guarantors (subject to carryover of unused annual basket amounts up to a maximum of $25.0 million and subject to certain specified dispositions up to an additional $25.0 million in the aggregate); and

(ii)	the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt.

The 2006 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2006 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock”, to the Consolidated Financial Statements).

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others:

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees and NYSE listing fees and other expenses related to being a public holding company;

(b)	subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan (as hereinafter defined) and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan; and

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

In November 2009, the 2006 Credit Agreements were amended to permit Products Corporation to refinance its 9 1/2% Senior Notes on a secured basis, which refinancing Products Corporation completed in November 2009 by the issuance of the 9 3/4% Senior Secured Notes.

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

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including, among others:

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

(ix)	the conduct by Revlon, Inc. of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions; and

(x)	the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness.

If Products Corporation is in default under the senior secured leverage ratio under the 2006 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2006 Revolving Credit Facility, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four quarter period. Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2009.

2009 Refinancing of the 9 1/2% Senior Notes

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement, which was priced at 98.9% of par, receiving net proceeds (net of original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. In connection with and prior to the issuance of the 9 3/4% Senior Secured Notes, Products Corporation entered into amendments to the 2006 Credit Agreements to permit the issuance of the 9 3/4% Senior Secured Notes on a secured basis and incurred $4.7 million of related fees and expenses. The Company capitalized $4.5 million of such fees and expenses which will be amortized over the remaining life of the 2006 Credit Agreements. In addition, the Company incurred $10.5 million of fees and expenses related to the issuance of the 9 3/4% Senior Secured Notes, all of which the Company capitalized and which will be amortized over the remaining life of the 9 3/4% Senior Secured Notes. This issuance and the related transactions refinanced Products Corporation’s 9 1/2% Senior Notes that would otherwise have become due on April 1, 2011.

The $319.8 million of net proceeds, together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility, were used to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements required to permit such refinancing to be conducted on a secured basis. On or before May 12, 2010, as required by the terms of the 9 3/4% Senior Secured Notes indenture, the Company expects to (i) file a registration statement with the SEC with respect to a registered offer to exchange the 9 3/4% Senior Secured Notes for new exchange notes having terms substantially identical in all material respects to the notes (with the exception of certain transfer restrictions, registration rights and penalty interest rate provisions) or (ii) file a shelf registration statement with respect to resales of the 9 3/4% Senior Secured Notes. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock”, to the Consolidated Financial Statements).

Pursuant to the terms of the 9 3/4% Senior Secured Notes indenture, the 9 3/4% Senior Secured Notes are senior secured obligations of Products Corporation ranking equally in right of payment with any present and future senior indebtedness of Products Corporation. The 9 3/4% Senior Secured Notes bear interest at an annual rate of 9 3/4%, which is payable on May 15 and November 15 of each year, commencing on May 15, 2010, requiring bi-annual interest payments of approximately $15.4 million on May 15, 2010, and thereafter approximately $16.1 million on each interest payment date, based on the $330.0 million aggregate principal face amount of the 9 3/4% Senior Secured Notes outstanding as of December 31, 2009.

The 9 3/4% Senior Secured Notes are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 9 3/4% Senior Secured Notes and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors, including second-priority liens on the collateral securing the 2006 Term Loan Facility and third-priority liens on the collateral securing the 2006 Revolving Credit Facility, subject to certain exceptions. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock” to the Consolidated Financial Statements).

The 9 3/4% Senior Secured Notes indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation; (ii) the incurrence of liens; (iii) the issuance of debt and preferred stock by Products Corporation’s subsidiaries; (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations; (v) the sale of assets and subsidiary stock by Products Corporation; (vi) transactions with affiliates of Products Corporation; (vii) consolidations, mergers and transfers of all or substantially all Products Corporation’s assets; and (viii) certain restrictions on transfers of assets by or distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of qualifications and exceptions, which are specified in the 9 3/4% Senior Secured Notes indenture. Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of December 31, 2009.

2009 Extension of the maturity of the Senior Subordinated Term Loan

In October 2009, Revlon, Inc. consummated its Exchange Offer in which each issued and outstanding share of Revlon, Inc.’s Class A Common Stock was exchangeable on a one-for-one basis for a newly-issued series of Revlon, Inc. Preferred Stock. Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock in exchange for the same number of shares of Class A Common Stock tendered for exchange in the Exchange Offer. The Class A Common Stock tendered in the Exchange Offer represented approximately 46% of the shares of Class A Common Stock held by stockholders other than MacAndrews & Forbes and its affiliates.

Each share of Preferred Stock issued in the Exchange Offer has a liquidation preference of $5.21 per share, is entitled to receive a 12.75% annual dividend payable quarterly in cash and is mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference at maturity (assuming Revlon, Inc. does not engage in one of certain specified change of control transactions), in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments. Each share of Preferred Stock has the same voting rights as a share of Class A Common Stock, except with respect to certain mergers.

Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. the $48.6 million Contributed Loan, representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Revlon, Inc.’s Class A Common Stock exchanged in the Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. Also upon consummation of the Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date on the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Interest under the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8 and October 8 of each year. Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to its respective maturity dates without premium or penalty, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full.

In connection with the Exchange Offer, the Preferred Stock was recorded by Revlon, Inc. as a long-term liability at its fair value of $47.9 million. The total amount to be paid by Revlon, Inc. at maturity is $48.6 million, which represents the $5.21 liquidation preference for each of the 9,336,905 shares of Preferred Stock issued in the Exchange Offer.

In addition, in connection with Revlon, Inc.’s Exchange Offer, as of December 31, 2009, Revlon, Inc. had incurred capitalized fees of approximately $6.7 million related to the consummation of such offer, of which $6.2 million was paid as of December 31, 2009. As a result of the consummation of the Exchange Offer, these fees will be amortized by Revlon, Inc. over the four-year term of the Preferred Stock.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed two floating-to-fixed Interest Rate Swaps each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. In September 2009, one of the Company’s two floating-to-fixed interest rate swaps, with a notional amount of $150.0 million, expired. Therefore, as of December 31, 2009, the Company had one floating-to-fixed interest rate swap with a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility, which expires in April 2010 (the “2008 Interest Rate Swap”). The 2008 Interest Rate Swap is designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. Under the terms of the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66%, for the 2-year term of the swap), which commenced in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR. While the Company is exposed to credit loss in the event of the counterparty’s non-performance, if any, the Company’s exposure is limited to the net amount that Products Corporation would have received over the remaining balance of the 2008 Interest Rate Swap’s two-year term. The Company does not anticipate any non-performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material. The fair value of Products Corporation’s 2008 Interest Rate Swap was $(1.8) million, at December 31, 2009.

Impact of Foreign Currency Translation — Venezuela

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar will be the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). Through December 31, 2009, prior to being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however subsequent to January 1, 2010, such adjustments for will be reflected in earnings.

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar. The official exchange rate for non-essential goods has changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. As the devaluation of Bolivars relative to the U.S. dollar occurred in 2010, it did not have an impact on the Company’s 2009 results of operations or financial position; however the Company expects the following impacts to its financial statements in 2010:

•	the Company’s consolidated financial results in 2010 are expected to be adversely impacted as a result of the currency devaluation. Revlon Venezuela accounted for approximately 4% and 7% of the Company’s 2009 consolidated net sales and operating income, respectively; and

•	a foreign currency loss in the first quarter of 2010 of approximately $3 million related to the required re-measurement of Revlon Venezuela’s balance sheet during the first quarter of 2010 to reflect the impact of the currency devaluation. As Venezuela has been designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss will be reflected in earnings.

Separately, during the fourth quarter of 2009, due to currency restrictions in Venezuela, Revlon Venezuela exchanged Bolivars for U.S. dollars through a parallel market exchange transaction in order to pay for certain U.S. dollar-denominated liabilities, which resulted in a $2.8 million foreign exchange loss. (See “Results of Operations — Year ended December 31, 2009 compared with the year ended December 31, 2008 — Foreign Currency Losses”).

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit. The 2006 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Notes and the Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in 2009 were $24.3 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million in the aggregate for 2010. The Company’s purchases of permanent wall displays and capital expenditures in 2009 were approximately $32.9 million and approximately $15.2 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for 2010 to be approximately $40 million and $20 million, respectively. (See “Restructuring Costs and Other, Net” above in this Form 10-K for discussion of the Company’s expected uses of funds in connection with its various restructuring programs).

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

The Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2010, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the 2006 Programs, the 2007 Programs, the 2008 Programs and the 2009 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management, retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2006 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” for further discussion of certain risks associated with the Company’s business and indebtedness).

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

There can be no assurance that the Company would be able to take any of the actions referred to above because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, without limitation, market conditions being unfavorable for an equity or debt issuance, additional capital contributions and/or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and related party transactions. In addition, such actions, if taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with its debt covenants if the actions do not generate a sufficient amount of additional capital. (See also Item 1A. “Risk Factors” for further discussion of certain risks associated with the Company’s business and indebtedness).

Revlon, Inc. expects that the payment of the quarterly dividends on its Preferred Stock will be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law. Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law. The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2006 Credit Agreements, the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture.

On December 15, 2009, in accordance with the terms of the certificate of designation of the Preferred Stock, Revlon, Inc. announced that its Board of Directors declared the regular dividend on the Preferred Stock at an annual rate of 12.75% of the $5.21 per share liquidation preference (the “Regular Dividend”) in the amount of $0.167434 per share for the period from October 8, 2009 through and including January 8, 2010, which dividend was paid on January 8, 2010 to holders of record of the Preferred Stock at the close of business on December 28, 2009. As of December 31, 2009, the Company accrued $1.4 million in interest expense related to the first quarterly Regular Dividend on the Preferred Stock which was paid in January 2010.

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. There were foreign currency forward exchange contracts with a notional amount of $54.3 million outstanding at December 31, 2009. The fair value of foreign currency forward exchange contracts outstanding at December 31, 2009 was $(1.6) million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2009:

	Payments Due by Period
	(dollars in millions)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years

Long-term Debt, including Current Portion	$1,145.0	$13.6	$801.4	$—	$330.0
Long-term Debt — affiliates(a)	58.4	—	—	58.4	—
Redeemable Preferred Stock(b)	48.6	—	—	48.6	—
Interest on Long-term Debt(c)	263.9	67.1	100.3	64.3	32.2
Interest on Long-term Debt — affiliates(d)	35.0	7.0	14.0	14.0	—
Preferred Stock Dividends(e)	24.8	6.2	12.4	6.2	—
Capital Lease Obligations	2.9	1.2	1.6	0.1	—
Operating Leases	70.0	15.8	27.0	18.8	8.4
Purchase Obligations(f)	57.5	57.2	0.3	—	—
Other Long-term Obligations(g)	25.8	18.1	7.7	—	—

Total Contractual Cash Obligations	$1,731.9	$186.2	$964.7	$210.4	$370.6

(a)	Amount refers to the aggregate principal amount outstanding under the Non-Contributed Loan, after giving effect to the consumation of the Exchange Offer in October 2009 in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation. Pursuant to the terms of the Exchange Offer, the maturity date on the Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes was extended from August 2010 to October 8, 2014.

(b)	Reflects the Preferred Stock issued in the Exchange Offer, which has a liquidation preference of $5.21 per share. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference payable at maturity on October 8, 2013 (assuming Revlon, Inc. does not engage in one of certain specified change of control transactions), in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments. If Revlon, Inc. engages in one of certain specified change of control transactions (not including any transaction with MacAndrews & Forbes) within three years of consummation of the Exchange Offer, the holders of the Preferred Stock will have the right to receive a special dividend if the per share equity value of the Company in the change of control transaction is higher than the liquidation preference plus paid and accrued and unpaid dividends on the Preferred Stock, capped at an amount that would provide aggregate cash payments of up to $12.00 per share.

(c)	Consists of interest primarily on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the 2006 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2006 Credit Facilities and assumed interest rates. In addition, this amount reflects the impact of the Interest Rate Swap, covering $150.0 million notional amount under the 2006 Term Loan Facility through April 2010, which resulted in an effective weighted average interest rate of 4.7% on the 2006 Term Loan Facility as of December 31, 2009. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(d)	Includes 12% interest on the aggregate principal amount outstanding under the Non-Contributed Loan, which has a maturity date on October 8, 2014.

(e)	Reflects the 12.75% annual cash dividend, payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having lawfully available funds to effect such payments.

(f)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(g)	Consists primarily of obligations related to advertising contracts. Such amounts exclude employment agreements, severance and other contractual commitments, which severance and other contractual commitments related to restructuring are discussed under “Restructuring Costs”.

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

The Company selected a weighted-average discount rate of 5.68% in 2009, representing a decrease from the 6.35% weighted-average discount rate selected in 2008 for the Company’s U.S. defined benefit pension plans. The Company selected an average discount rate for the Company’s international defined benefit pension plans of 5.63% in 2009, representing a decrease from the 6.4% average discount rate selected in 2008. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2009 were primarily due to decreasing long-term interest yields on high-quality corporate bonds during 2009. At December 31, 2009, the decrease in the discount rates from December 31, 2008 had the effect of increasing the Company’s projected pension benefit obligation by approximately $45.3 million. For fiscal 2010, the Company expects that the aforementioned decrease in the discount rate will have the effect of increasing the net periodic benefit cost for its U.S. and international defined benefit pension plans by approximately $6.9 million, as compared to the net periodic benefit cost for fiscal 2009. However, for fiscal 2010, the Company expects an overall decline in net periodic benefit cost primarily due to the increase in the fair value of pension plan assets at December 31, 2009 and the impact of the May 2009 amendment of the Company’s U.S. qualified defined benefit pension plan (as amended, the “Revlon Employees’ Retirement Plan”) and its non-qualified pension plan (as amended, the “Revlon Pension Equalization Plan”) to cease future benefit accruals under such plans after December 31, 2009 (the “May 2009 Plan Amendments”), partially offset by the impact of the aforementioned decrease in the discount rate.

Each year during the first quarter, the Company selects an expected long-term rate of return on its pension plan assets. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used in 2009 and in 2008 was 8.25%. The average expected long-term rate of return used for the Company’s international plans in 2009 was 6.5%, representing a decrease from the 6.9% average rate used in 2008.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected long-term rates of return on its 2009 net periodic benefit costs and its projected benefit obligation at December 31, 2009 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
		Projected		Projected
		pension		pension
	Net periodic	benefit	Net periodic	benefit
	benefit costs	obligation	benefit costs	obligation

Discount rate	$(0.4)	$(16.8)	$1.7	$16.0
Expected long-term rate of return	(0.3)	—	1.5	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in 2008 was 4.0% for the U.S. defined benefit pension plans, including the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, which were amended in May 2009 to cease future benefit accruals under such plans after December 31, 2009. The rate of future compensation increases used in 2009 was 3.5% for the U.S. defined benefit pension plans excluding the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to the May 2009 Plan Amendments.

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

Goodwill:

The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of September 30th. The Company compared its estimated fair value of the enterprise to its net assets and the fair value of the enterprise was substantially greater than the enterprise’s net assets. Based on annual tests performed by the Company as of September 30, 2009 and 2008, the Company concluded that no impairment of goodwill existed at either date. The Company operates in one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The amount outstanding for goodwill, net, was $182.6 million at both December 31, 2009 and 2008.

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

The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position.

Recent Accounting Pronouncements

In May 2009, the FASB issued the Subsequent Events Topic of the FASB Accounting Standards Codification (the “Subsequent Events Topic”) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Events Topic sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The provisions of the Subsequent Events Topic are effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of the Subsequent Events Topic effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.

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

The Company makes its determination as to whether the Venezuelan economy should be considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the 2006 Term Loan Facility and 2006 Revolving Credit Facility. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. In September 2007 and April 2008, Products Corporation executed the two floating-to-fixed Interest Rate Swaps, each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. In September 2009, one of the Company’s two floating-to-fixed interest rate swaps, with a notional amount of $150.0 million, expired. Therefore, as of December 31, 2009, the Company had one floating-to-fixed interest rate swap, the 2008 Interest Rate Swap, with a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2006 Term Loan Facility, which 2008 Interest Rate Swap expires in April 2010. The 2008 Interest Rate Swap is designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2009. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

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

Expected maturity date for the year ended December 31,
(dollars in millions, except for rate information)

										Fair Value
										December 31,
Debt	2010	2011	2012	2013		2014		Thereafter	Total	2009

Short-term variable rate (various currencies)	$0.3								$0.3	$0.3
Average interest rate(a)	7.3%
Long-term fixed rate — third party ($US)				$48.6	(b)			$330.0	378.6	386.7
Average interest rate(a)				12.75%				9.75%
Long-term fixed rate — affiliates ($US)						$58.4	(c)		58.4	56.0
Average interest rate(a)						12.0%
Long-term variable rate — third party ($US)	$13.6		$801.4						815.0	798.7
Average interest rate(a)(d)	4.3%		5.6%

Total debt	$13.9	$—	$801.4	$48.6		$58.4		$330.0	$1,252.3	$1,241.7

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at December 31, 2009.

(b)	Represents the $48.6 million to be paid by Revlon, Inc. at maturity for the Preferred Stock issued in the Exchange Offer consummated in October 2009 (i.e., the earlier of (i) October 8, 2013 and (ii) the consummation of certain change of control transactions). Annual cash dividends of 12.75% on the Preferred Stock are payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having lawfully available funds to effect such payments.

(c)	Represents the aggregate principal amount outstanding of Non-Contributed Loan as of December 31, 2009 which loan matures on October 8, 2014 and bears interest at an annual rate of 12%, which is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year. (See “Financial Condition, Liquidity and Capital Resources — Senior Subordinated Term Loan”).

(d)	Based upon the implied forward rate from the U.S. Dollar LIBOR yield curve at December 31, 2009, this reflects the impact of the 2008 Interest Rate Swap, covering $150.0 million notional amount under the 2006 Term Loan Facility, which resulted in an effective weighted average interest rate of 5.6% on the 2006 Term Loan Facility at December 31, 2009.

	Average	Original
	Contractual	US Dollar	Contract Value	Fair Value
	Rate	Notional	December 31,	December 31,
Forward Contracts	$/FC	Amount	2009	2009

Sell Canadian Dollars/Buy USD	0.9149	$16.9	$16.3	$(0.6)
Sell Australian Dollars/Buy USD	0.8337	10.0	9.4	(0.6)
Sell British Pounds/Buy USD	1.5949	7.4	7.3	(0.1)
Sell South African Rand/Buy USD	0.1249	4.8	4.5	(0.3)
Buy Australian Dollars/Sell New Zealand Dollars	1.2359	3.2	3.2	—
Sell Euros/Buy USD	1.3852	0.4	0.4	—
Sell New Zealand Dollars/Buy USD	0.6703	0.3	0.3	—
Sell USD/Buy South African Rand	0.1334	8.0	8.1	0.1
Sell USD/Buy Japanese Yen	0.0110	3.3	3.2	(0.1)

Total forward contracts		$54.3	$52.7	$(1.6)

	Expected Maturity date for the year ended December 31,		Fair Value
Interest Rate Swap Transactions(a)	2010	Total	December 31, 2009

Notional Amount	$150.0	$150.0	$(1.8)
Average Pay Rate	2.66%(b)
Average Receive Rate	3-month USD LIBOR (b)

(a)	In September 2009, one of the Company’s two floating-to-fixed Interest Rate Swaps, with a notional amount of $150.0 million, expired. Therefore, as of December 31, 2009, the Company only had the 2008 Interest Rate Swap with a notional amount of $150.0 million related to indebtedness under Products Corporation’s 2006 Term Loan Facility, which 2008 Interest Rate Swap expires in April 2010. The 2008 Interest Rate Swap is designated as a cash flow hedge of the variable interest rate payments under Products Corporation’s 2006 Term Loan Facility. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

(b)	Under the terms of the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of the swap), which commenced in July 2008, while receiving a variable interest rate payment from the counterparty equal to the three-month U.S. dollar LIBOR, which was approximately 0.28% on the latest receipt date, or October 16, 2009.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Revlon, Inc.’s management determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2009, has issued a report on the Company’s internal control over financial reporting. This report appears on page F-3.

(c)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2009, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotions and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners; (b) continuing to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient allocation of our resources; (d) continuing to focus on increasing our operating profit and cash flow; and (e) continuing to improve our capital structure by focusing on strengthening our balance sheet and reducing debt;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation, our expectation of annualized savings of approximately $30 million in 2010 and thereafter (inclusive of the approximately $15 million in 2009) from the May 2009 Program;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2010, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2006 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity securities of Revlon, Inc. or additional debt securities of Revlon, Inc. or Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2010, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, including the Interest Rate Swap, which is intended to reduce the effects of floating interest rates and the Company’s exposure to interest rate volatility by hedging against fluctuations in variable interest rate payments on the applicable notional amount of Products Corporation’s long-term debt under its 2006 Term Loan Facility, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time; centralized purchasing to secure discounts and efficiencies in procurement; providing discounts to U.S. customers for more timely payment of receivables; prudent management of accounts payable; and targeted controls on general and administrative spending;

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans;

(xii)	the Company’s expectation that the payment of the quarterly dividends on the Preferred Stock will be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan and its expectation of paying the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the Contributed Loan, in each case subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law; and

(xiii)	the Company’s expectations as to the future impact of the devaluation of Venezuelan Bolivars and Venezuela being considered a highly inflationary economy in January 2010, including, without limitation, that its consolidated financial results in 2010 are expected to be negatively impacted as a result of the currency devaluation and will have a foreign currency loss in the first quarter of 2010 of approximately $3 million related to the required re-measurement of Revlon Venezuela’s balance sheet during the first quarter of 2010 to reflect the impact of the currency devaluation, which will be reflected in earnings.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2010 and 2009 (which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on the Company’s website at www.revloninc.com). Except as expressly set forth in this Form 10-K, the information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans and/or benefit payments, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

(iv)	difficulties, delays or unanticipated costs in achieving our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or our inability to build our strong brands, such as due to less than effective product development, less than expected acceptance of our new or existing products by consumers and/or retail customers, less than expected acceptance of our advertising, promotional and/or marketing plans by our consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of our brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for our new product launches and/or less than expected levels of execution with our retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop our organizational capability; (c) difficulties, delays or unanticipated costs in connection with our plans to drive our company to act globally, such as due to higher than anticipated levels of investment required to support and build our brands globally or less than anticipated results from our national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with our plans to improve our operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or our inability to consummate, transactions to improve our capital structure, strengthen our balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs, 2008 Programs, 2007 Programs and/or 2006 Programs and the risk that the 2009 Programs, 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2006 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2006 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, or from capital contributions or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity of Revlon, Inc. or debt securities of Revlon, Inc. or Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and/or benefit payments;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments, including less than anticipated benefits or other unanticipated effects of the 2008 Interest Rate Swap and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense;

(xii)	difficulties, delays or the inability of the Company to pay the quarterly dividends or the liquidation preference on the Preferred Stock, such as due to the unavailability of funds from Products Corporation related to its payments to Revlon, Inc. under the Contributed Loan or the unavailability of sufficient surplus or net profits to make such dividend payments in accordance with Delaware law or the unavailability of sufficient surplus to make such liquidation preference payments in accordance with Delaware law; and/or

(xiii)	unexpected consequences related to the future impact of the devaluation of Venezuelan Bolivars and Venezuela being considered a highly inflationary economy in January 2010, such as greater than expected reduction of the Company’s financial results and/or greater than expected foreign currency losses and ongoing charges related to the translation of the Company’s Venezuelan subsidiary’s financial statements at the new official exchange rate.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of Revlon, Inc.’s executive officers and directors and biographical information and other information about them may be found under the caption “Election of Directors” and “Executive Officers” of Revlon, Inc.’s Proxy Statement for the 2010 Annual Stockholders Meeting (the “2010 Proxy Statement”), which sections are incorporated by reference herein.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is also incorporated herein by reference.

The information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2010 Proxy Statement is also incorporated herein by reference.

Information regarding the Company’s director nomination process, audit committee and audit committee financial expert matters may be found in the 2010 Proxy Statement under the captions “Corporate Governance-Board of Directors and its Committees — Nominating and Corporate Governance Committee-Director Nominating Processes” and “Corporate Governance-Board of Directors and its Committees — Audit Committee-Composition of the Audit Committee”, respectively. That information is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2010 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Corporate Governance-Board of Directors and its Committees — Compensation Committee — Composition of the Compensation Committee” and “— Compensation Committee Report” in the 2010 Proxy Statement is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board of Directors and its Committees — Controlled Company Exemption” and “Corporate Governance-Board of Directors and its Committees — Audit Committee-Composition of the Audit Committee”, respectively, in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services set forth under the caption “Audit Fees” in the 2010 Proxy Statement is incorporated herein by reference.

Website Availability of Reports and Other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.’s corporate governance materials and certain SEC filings (such as Revlon, Inc.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on the Company’s website http://www.revloninc.com. In addition, under the section of the website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.’s Code of Business Conduct, which includes Revlon, Inc.’s Code of Ethics for Senior Financial Officers and the Audit Committee Pre-Approval Policy. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Code of Business Conduct for its executive officers or Directors, including waivers of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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

(3) List of Exhibits:

3 .	Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation of Revlon, Inc., dated October 29, 2009 (incorporated by reference to Exhibit 3.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 29, 2009).

3.2	Amended and Restated By-Laws of Revlon, Inc., dated as of December 10, 2007 (incorporated by reference to Exhibit 3.1 of Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on December 10, 2007).

3.3	Certificate of Designation of Series A Preferred Stock of Revlon, Inc. (incorporated by reference to Exhibit(d)(9) to Amendment No. 8 of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on October 8, 2009).

4 .	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Credit Agreement, dated as of July 9, 2004, among Products Corporation and certain local borrowing subsidiaries, as borrowers, the lenders and issuing lenders party thereto, Citicorp USA, Inc., as term loan administrative agent, Citicorp USA, Inc. as multi-currency administrative agent, Citicorp USA, Inc., as collateral agent, UBS Securities LLC, as syndication agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (the “2006 Revolving Credit Agreement”) (incorporated by reference to Exhibit 4.34 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 13, 2004).

4.2	First Amendment, dated as of February 15, 2006, to the 2006 Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 17, 2006).

4.3	Second Amendment, dated as of July 28, 2006, to the 2006 Revolving Credit Agreement (incorporated by reference to Exhibit 4.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on July 28, 2006).

4.4	Third Amendment, dated as of September 29, 2006, to the 2006 Revolving Credit Agreement, (incorporated by reference to Exhibit 4.1 of Products Corporation’s Current Report on Form 8-K filed with the SEC on September 29, 2006).

4.5	Fourth Amendment, dated as of December 20, 2006, to the 2006 Revolving Credit Agreement, (incorporated by reference to Exhibit 4.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2006 (the “Products Corporation December 21, 2006 Form 8-K”)).

4.6	Fifth Amendment, dated as of November 6, 2009, to the 2006 Revolving Credit Agreement (incorporated by reference to Exhibit 4.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on November 6, 2009 (the “Products Corporation November 6, 2009 Form 8-K”).

4.7	Guaranty, dated as of July 9, 2004, by and among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of Citicorp USA, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.7 to the Products Corporation Annual Report on Form 10-K for the fiscal year ending December 31, 2009 filed with the SEC on February 25, 2010 (the “Products Corporation 2009 Form 10-K”).

4.8	Schedule of Borrowers, Denomination Currencies; Currency Sublimits; Maximum Sublimits; and Local Fronting Lenders under the 2006 Revolving Credit Agreement (incorporated by reference to Exhibit 4.8 to the Products Corporation 2009 Form 10-K).

4.9	Form of Revolving Credit Note under the 2006 Revolving Credit Agreement (incorporated by reference to Exhibit 4.9 to the Products Corporation 2009 Form 10-K).

4.10	Deed of Trust, Assignment of Rents and Leases Security Agreement and Fixture Filing made by Products Corporation to First American Title Insurance Company, as the trustee for the use and benefit of Citicorp USA, Inc. as collateral agent for the Secured Parties, dated as of December 20, 2006 (Oxford, North Carolina) (incorporated by reference to Exhibit 4.10 to the Products Corporation 2009 Form 10-K).

4.11	Second Amended and Restated Pledge and Security Agreement, dated as of November 23, 2009 among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.11 to the Products Corporation 2009 Form 10-K).

4.12	Second Amended and Restated Copyright Security Agreement, dated as of November 23, 2009, among Products Corporation and Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.12 to the Products Corporation 2009 Form 10-K).

4.13	Second Amended and Restated Copyright Security Agreement, dated as of November 23, 2009, among Almay Inc. and Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.13 to the Products Corporation 2009 Form 10-K).

4.14	Second Amended and Restated Patent Security Agreement, dated as of November 23, 2009, among Products Corporation and Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.14 to the Products Corporation 2009 Form 10-K).

4.15	Second Amended and Restated Trademark Security Agreement, dated as of November 23, 2009, among Products Corporation and Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.15 to the Products Corporation 2009 Form 10-K).

4.16	Second Amended and Restated Trademark Security Agreement, dated as of November 23, 2009, among Charles Revson Inc. and Citicorp USA, Inc., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.16 to the Products Corporation 2009 Form 10-K).

4.17	Second Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of November 23, 2009, among Citicorp USA, Inc., as administrative agent for the multi-currency lenders and issuing lenders, Citicorp USA, Inc., as administrative agent for the term loan lenders, Citicorp USA, Inc., as collateral agent for the secured parties, U.S. Bank National Association as trustee for certain noteholders, Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation (incorporated by reference to Exhibit 4.17 to the Products Corporation 2009 Form 10-K).

4.18	Term Loan Agreement, dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Capital Markets Inc., as sole lead arranger and sole bookrunner (the “2006 Term Loan Agreement”) (incorporated by reference to Exhibit 4.1 to the Products Corporation December 21, 2006 Form 8-K).

4.19		Amendment No. 1, dated as of November 6, 2009, to the 2006 Term Loan Credit Agreement (incorporated by reference to Exhibit 4.1 to the Products Corporation November 6, 2009 Form 8-K).

4.20		Form of Term Loan Note under the 2006 Term Loan Agreement (incorporated by reference to Exhibit 4.20 to the Products Corporation 2009 Form 10-K).

4.21		Term Loan Guaranty, dated as of December 20, 2006, by Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of Citicorp USA, Inc., as administrative agent and collateral agent (incorporated by reference as Exhibit 4.21 to the Products Corporation 2009 Form 10-K).

4.22		Indenture, dated as of November 23, 2009, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9 3/4% Senior Secured Notes due November 15, 2015 (incorporated by reference to Exhibit 4.22 to the Products Corporation 2009 Form 10-K).

4.23		Deed of Trust, Assignment of Rents and Leases Security Agreement and Fixture Filing dated as of November 23, 2009, made by Products Corporation to First American Title Insurance Company, as trustee for the benefit of Citicorp USA, Inc., as collateral agent for the Noteholder Secured Parties (Oxford, North Carolina) (incorporated by reference to Exhibit 4.23 to the Products Corporation 2009 Form 10-K).

4.24		Registration Rights Agreement, dated as of November 23, 2009, by and among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.24 to the Products Corporation 2009 Form 10-K).

10	.	Material Contracts.

10.1		Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.2		Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.3		Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2009 filed with the SEC on July 30, 2009 (the “Revlon, Inc. 2009 Second Quarter Form 10-Q”)).

10.4		Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to the Revlon, Inc. 2009 Second Quarter Form 10-Q).

10.5		Amended and Restated Employment Agreement, dated as of July 29, 2009, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.3 to the Revlon, Inc. 2009 Second Quarter Form 10-Q).

10.6		Employment Agreement, dated as of April 29, 2009, between Products Corporation and Steven Berns (incorporated by reference to Exhibit 10.4 to the Revlon, Inc. 2009 Second Quarter Form 10-Q).

*10	.7	Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Chris Elshaw.

10.8		Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the “Stock Plan”) (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).

10.9		Form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 25, 2009 (“Revlon, Inc.’s 2008 10-K”)).

10.10		Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.8 to Revlon, Inc.’s 2008 10-K).

10.11		Revlon Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 9, 2005).

10.12		Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 3, 1999).

*10	.13	Amendment to the PEP, dated as of May 28, 2009.

10.14		Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.15		Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.16		Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

10.17		Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity Management & Research Company (incorporated by reference to Exhibit 10.29 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2004).

10.18		Contribution and Stockholder Agreement, dated as of August 10, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Annex B-1 to Exhibit(a)(1)(J) of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.19		Amendment No. 1 to the Contribution and Stockholder Agreement, dated as of September 23, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Annex B-2 of Exhibit(a)(1)(J) of Revlon Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.20		Senior Subordinated Term Loan Agreement, dated as of January 30, 2008, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.21		Amendment No. 1 to Senior Subordinated Term Loan Agreement, dated as of November 14, 2008, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on November 14, 2008).

10.22		Amended and Restated Amendment No. 2 to the Senior Subordinated Term Loan Agreement, dated as of September 23, 2009, by and between Revlon Consumer Products Corporation and MacAndrews & Forbes (incorporated by reference to Annex C of Exhibit(a)(1)(J) of Revlon Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

*10	.23	Amended and Restated Contribution, Assignment and Assumption Agreement, dated as of October 13, 2009, by and between Revlon, Inc. and MacAndrews & Forbes.

10.24		Letter Agreement between Revlon, Inc. and MacAndrews & Forbes, dated January 30, 2008 (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

21	.	Subsidiaries.

*21	.1	Subsidiaries of Revlon, Inc.

23	.	Consents of Experts and Counsel.

*23	.1	Consent of KPMG LLP.

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated February 25, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated February 25, 2010, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated February 25, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated February 25, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.

*  Filed herewith

REVLON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	F-3
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2009	F-5
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2009	F-6
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revlon, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Revlon, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2010

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$54.5	$52.8
Trade receivables, less allowance for doubtful accounts of $3.8 and $3.3 as of December 31, 2009 and 2008, respectively	181.7	169.9
Inventories	119.2	154.2
Prepaid expenses and other	48.2	51.6

Total current assets	403.6	428.5
Property, plant and equipment, net	111.7	112.8
Other assets	96.3	89.5
Goodwill, net	182.6	182.6

Total assets	$794.2	$813.4

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.3	$0.5
Current portion of long-term debt	13.6	18.9
Accounts payable	82.4	78.1
Accrued expenses and other	213.0	225.9

Total current liabilities	309.3	323.4
Long-term debt	1,127.8	1,203.2
Long-term debt — affiliates	58.4	107.0
Redeemable preferred stock	48.0	—
Long-term pension and other post-retirement plan liabilities	216.3	223.7
Other long-term liabilities	68.0	68.9
Stockholders’ deficiency:
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized, 3,125,000 issued and outstanding as of December 31, 2009 and 2008, respectively	—	—
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 50,021,063 and 50,150,355 shares issued as of December 31, 2009 and 2008, respectively	0.5	0.5
Additional paid-in capital	1,007.2	1,000.9
Treasury stock, at cost; 385,677 and 256,453 shares of Class A Common Stock as of December 31, 2009 and 2008, respectively	(4.7)	(3.6)
Accumulated deficit	(1,878.7)	(1,927.5)
Accumulated other comprehensive loss	(157.9)	(183.1)

Total stockholders’ deficiency	(1,033.6)	(1,112.8)

Total liabilities and stockholders’ deficiency	$794.2	$813.4

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales	$1,295.9	$1,346.8	$1,367.1
Cost of sales	474.7	490.9	505.7

Gross profit	821.2	855.9	861.4
Selling, general and administrative expenses	629.1	709.3	735.7
Restructuring costs and other, net	21.3	(8.4)	7.3

Operating income	170.8	155.0	118.4

Other expenses (income):
Interest expense	93.0	119.7	135.6
Interest income	(0.5)	(0.7)	(1.9)
Amortization of debt issuance costs	5.8	5.6	3.3
Loss on early extinguishment of debt, net	5.8	0.7	0.1
Foreign currency losses (gains), net	8.9	0.1	(6.8)
Miscellaneous, net	1.0	0.4	(0.4)

Other expenses, net	114.0	125.8	129.9

Income (loss) from continuing operations before income taxes	56.8	29.2	(11.5)
Provision for income taxes	8.3	16.1	7.5

Income (loss) from continuing operations, net of taxes	48.5	13.1	(19.0)
Income (loss) from discontinued operations, net of taxes	0.3	(0.4)	2.9
Gain on disposal of discontinued operations	—	45.2	—

Income from discontinued operations, including gain on disposal, net of taxes	0.3	44.8	2.9

Net income (loss)	$48.8	$57.9	$(16.1)

Basic income (loss) per common share:
Continuing operations	0.94	0.26	(0.38)
Discontinued operations	0.01	0.87	0.06

Net income (loss)	$0.95	$1.13	$(0.32)

Diluted income (loss) per common share:
Continuing operations	0.94	0.26	(0.38)
Discontinued operations	0.01	0.87	0.06

Net income (loss)	$0.94	$1.13	$(0.32)

Weighted average number of common shares outstanding:
Basic	51,552,213	51,248,710	50,437,264

Diluted	51,725,485	51,311,010	50,437,264

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

		Additional
		Paid-In-			Accumulated
		Capital			Other	Total
	Common	(Capital	Treasury	Accumulated	Comprehensive	Stockholders’
	Stock	Deficiency)	Stock	Deficit	Loss	Deficiency

Balance, January 1, 2007	$0.4	$888.6	$(1.4)	$(1,969.3)	$(113.9)	$(1,195.6)
Net proceeds from $100 Million Rights Offering	0.1	98.8				98.9
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock option compensation		1.5				1.5
Amortization of deferred compensation for restricted stock		5.2				5.2
Comprehensive (loss) income:
Net loss				(16.1)		(16.1)
Revaluation of financial derivative instruments(b)					(1.7)	(1.7)
Currency translation adjustment					(2.0)	(2.0)
Amortization of pension related costs(c)					2.6	2.6
Pension re-measurement					26.3	26.3

Total comprehensive income						9.1

Balance, December 31, 2007	0.5	994.1	(2.5)	(1,985.4)	(88.7)	(1,082.0)
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock option compensation		0.3				0.3
Amortization of deferred compensation for restricted stock		6.5				6.5
Comprehensive (loss) income:
Net loss				57.9		57.9
Revaluation of financial derivative instruments(b)					(3.3)	(3.3)
Elimination of currency translation adjustment related to Bozzano Sale Transaction(d)					37.3	37.3
Currency translation adjustment					(8.2)	(8.2)
Amortization of pension related costs(c)					1.1	1.1
Pension re-measurement					(121.3)	(121.3)

Total comprehensive loss						(36.5)

Balance, December 31, 2008	0.5	1,000.9	(3.6)	(1,927.5)	(183.1)	(1,112.8)
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock option compensation		0.2				0.2
Amortization of deferred compensation for restricted stock		5.4				5.4
Discount on Preferred Stock		0.7				0.7
Comprehensive (loss) income:
Net income				48.8		48.8
Revaluation of financial derivative instruments(b)					3.7	3.7
Currency translation adjustment					9.8	9.8
Amortization of pension related costs(c)					12.0	12.0
Pension re-measurement(e)					(9.5)	(9.5)
Pension curtailment gain(e)					9.2	9.2

Total comprehensive income						74.0

Balance, December 31, 2009	$0.5	$1,007.2	$(4.7)	$(1,878.7)	$(157.9)	$(1,033.6)

(a)	Pursuant to the share withholding provision of the Third Amended and Restated Revlon, Inc. Stock Plan, certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 129,224; 125,874; and 87,613 shares of Revlon, Inc. Class A Common Stock during 2009, 2008 and 2007, respectively, to satisfy the minimum statutory tax withholding requirements related to such vesting. For details on such withholding taxes on the vesting of certain restricted stock, see Note 14, “Stockholders’ Equity — Treasury Stock”.

(b)	See Note 11, “Financial Instruments”, Note 16, “Accumulated Other Comprehensive Loss”, and the discussion of Critical Accounting Policies in this Form 10-K for details regarding the net amount of hedge accounting derivative losses recognized due to the Company’s use of derivative financial instruments.

(c)	See Note 13, “Savings Plan, Pension and Post-retirement Benefits”, and Note 16, “Accumulated Other Comprehensive Loss”, for details on the change in Accumulated Other Comprehensive Income (Loss) as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during 2009, 2008 and 2007 related to the Company’s pension and other post-retirement plans.

(d)	For details on the Bozzano Sale Transaction (as hereinafter defined), see Note 2, “Discontinued Operations”.

(e)	See Note 13, “Savings Plan, Pension and Post-retirement Benefits”, and Note 16, “Accumulated Other Comprehensive Loss”, for details on the increase in pension liabilities recorded within Accumulated Other Comprehensive Loss as the result of the re-measurement of the pension liabilities, as well as the curtailment gain recognized by the Company in connection with the May 2009 Pension Plan Amendments (as hereinafter defined), which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48.8	$57.9	$(16.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(0.3)	0.4	(2.9)
Depreciation and amortization	60.1	86.3	96.3
Amortization of debt discount	0.7	0.7	0.6
Stock compensation amortization	5.6	6.8	6.7
Loss on early extinguishment of debt, net	5.8	0.7	0.1
Amortization of debt issuance costs	5.8	5.6	3.3
Gain on disposal of discontinued operations	—	(45.2)	—
Gain on sale of certain assets	(1.7)	(12.7)	(0.6)
Pension and other post-retirement expense	27.5	7.5	9.2
Change in assets and liabilities:
(Increase) decrease in trade receivables	(4.0)	13.0	9.3
Decrease in inventories	41.5	1.8	21.0
Decrease (increase) in prepaid expenses and other current assets	5.5	(5.9)	7.1
Decrease in accounts payable	(5.9)	(10.4)	(5.6)
Decrease in accrued expenses and other current liabilities	(18.0)	(5.6)	(40.2)
Pension and other post-retirement plan contributions	(24.3)	(12.8)	(38.1)
Purchase of permanent displays	(32.9)	(47.2)	(49.8)
Other, net	(4.7)	(7.8)	—

Net cash provided by operating activities	109.5	33.1	0.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.2)	(20.7)	(19.8)
Proceeds from the sale of assets of discontinued operations	—	107.6	—
Proceeds from the sale of certain assets	2.5	13.6	2.4

Net cash (used in) provided by investing activities	(12.7)	100.5	(17.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	6.0	3.1	(5.4)
Repayment under the 2006 Revolving Credit Facility, net	—	(43.5)	(14.0)
Proceeds from the issuance of long-term debt	326.4	—	0.7
Proceeds from the issuance of long-term debt — affiliates	—	170.0	—
Repayment of long-term debt	(400.4)	(173.9)	(50.2)
Repayment of long-term debt — affiliates	—	(63.0)	—
Net Proceeds from the $100 Million Rights Offering	—	—	98.9
Payment of financing costs	(29.6)	(4.6)	(0.9)

Net cash (used in) provided by financing activities	(97.6)	(111.9)	29.1

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash provided by (used in) discontinued operating activities	0.2	(10.8)	3.5
Net cash used in discontinued investing activities	—	—	(0.2)
Net cash used in discontinued financing activities	—	(0.4)	(4.6)
Change in cash from discontinued operations	—	(1.0)	(1.3)

Net cash provided by (used in) discontinued operations	0.2	(12.2)	(2.6)

Effect of exchange rate changes on cash and cash equivalents	2.3	(1.8)	0.5

Net increase in cash and cash equivalents	1.7	7.7	9.9
Cash and cash equivalents at beginning of period	52.8	45.1	35.2

Cash and cash equivalents at end of period	$54.5	$52.8	$45.1

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$97.9	$123.0	$137.6
Income taxes, net of refunds	$14.9	$24.8	$14.6
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock received to satisfy minimum tax withholding liabilities	$1.1	$1.1	$1.1
Redeemable preferred stock issued	$48.0	$—	$—
Loan contributed from MacAndrews & Forbes to Revlon, Inc.	$(48.6)	$—	$—

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts in millions, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

Revlon, Inc. (and together with its subsidiaries, the “Company”) conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation (“Products Corporation”) and its subsidiaries. The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirants/deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers include large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for the manufacture and sale of complementary beauty-related products and accessories in exchange for royalties.

Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and has, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income (loss) has historically consisted predominantly of the net income (loss) of Products Corporation, and in 2009, 2008 and 2007 included approximately $9.5 million, $7.7 million and $7.0 million, respectively, in expenses incidental to being a public holding company.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long term return on pension plan assets and the discount rate used to value the Company’s year-end pension benefit obligations.

The Company has evaluated subsequent events occurring through February 25, 2010, which is the date the Company’s financial statements for the year ended December 31, 2009 were issued. (See Note 21, “Subsequent Events”).

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $31.0 million and $21.9 million as of December 31, 2009 and 2008, respectively. Accounts payable includes $17.2 million and $11.0 million of outstanding checks not yet presented for payment at December 31, 2009 and 2008, respectively.

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2009 and 2008, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. Recoveries of accounts receivable previously reserved are recorded in the Consolidated Statements of Operations when received. At both December 31, 2009 and 2008, the Company’s three largest customers accounted for an aggregate of approximately 30% of outstanding accounts receivable.

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

Included in other assets are net permanent wall displays amounting to approximately $49.8 million and $56.1 million as of December 31, 2009 and 2008, respectively, which are amortized over a period of 1 to 3 years in the U.S. and generally over 3 to 5 years outside of the U.S. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays for 2009, 2008 and 2007 was $40.2 million, $65.8 million and $73.8 million, respectively. The Company has included, in other assets, net costs related to the issuance of Products Corporation’s debt instruments amounting to approximately $27.7 million and $16.3 million as of December 31, 2009 and 2008, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included, in other assets, trademarks, net, of $6.9 million as of both December 31, 2009 and 2008, and patents, net, of $1.0 million and $0.9 million as of December 31, 2009 and 2008, respectively. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 years. Amortization expense for patents and trademarks for 2009, 2008 and 2007 was $1.4 million, $1.9 million and $1.9 million, respectively.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally consist of goodwill, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with the Intangibles — Goodwill and Other Topic of the FASB Accounting Standards Codification (“Intangibles — Goodwill and Other Topic”), and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of September 30th. The Company compared its estimated fair value of the enterprise to its net assets and the fair value of the enterprise was substantially greater than the enterprise’s net assets. Based on the annual tests performed by the Company as of September 30, 2009 and 2008, the Company concluded that no impairment of goodwill existed at either date. The Company operates in one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole.

The amount outstanding of goodwill, net, was $182.6 million at both December 31, 2009 and 2008. Accumulated amortization of goodwill aggregated $117.4 million at both December 31, 2009 and 2008. Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of the guidance set forth under the Intangibles — Goodwill and Other Topic of the FASB Accounting Standards Codification (the “Intangibles — Goodwill and Other Topic”).

In accordance with the Intangibles — Goodwill and Other Topic, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances would indicate possible impairment.

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories. Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating realizable value. Revenues derived from licensing arrangements, including any pre-payments, are recognized in the period in which they become due and payable, but not before the initial license term commences.

Cost of Sales:

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to net realizable value. These costs are reflected in the statement of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of its recoverable value. Additionally, cost of sales reflects the costs associated with any free products included as sales and promotional incentives. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

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

Advertising:

Advertising within SG&A includes television, print and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $230.5 million, $260.2 million and $287.1 million for 2009, 2008 and 2007, respectively, and were included in SG&A in the Company’s Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are netted against revenues on the Company’s Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A when incurred. Distribution costs were $58.7 million, $65.5 million and $65.6 million for 2009, 2008 and 2007, respectively.

Income Taxes:

Income taxes are calculated using the asset and liability method in accordance with the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In addition, the Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Income Taxes Topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. (See Note 12, “Income Taxes”).

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2009, 2008 and 2007 for research and development expenditures were $23.9 million, $24.3 million and $24.4 million, respectively.

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

Venezuela

The Company makes its determination as to whether the Venezuelan economy is considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). The Company uses Venezuela’s official exchange rate to translate the financial statements of its Venezuelan subsidiary and will continue to use the official exchange rate upon Venezuela reaching hyperinflationary status. (See Note 21, “Subsequent Events”, for details regarding Venezuela reaching highly inflationary status as of January 1, 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010.)

Basic and Diluted Income (Loss) per Common Share and Classes of Stock:

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan (as hereinafter defined) using the treasury stock method.

For each of the years ended December 31, 2009, 2008 and 2007, options to purchase 1,231,337; 1,405,486; and 2,168,096 shares, respectively, of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), with weighted average exercise prices of $33.17, $36.76 and $41.94, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

For each of the years ended December 31, 2009, 2008 and 2007, 968,156; 1,581,439; and 1,164,806 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

Stock-Based Compensation:

The Company recognizes stock option compensation expense based on the estimated grant date fair value using the Black-Scholes option valuation model.

Derivative Financial Instruments:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative financial instruments are foreign currency exchange rate risk and interest rate risk. The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (2) interest rate swap transactions intended for the purpose of managing interest rate risk by fixing the interest rate on a portion of Products Corporation’s indebtedness.

Foreign Currency Forward Exchange Contracts

The Company enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign domestic operations. Such FX Contracts generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates.

Interest Rate Swap Transactions

Products Corporation’s 2008 Interest Rate Swap (as hereinafter defined) qualifies for hedge accounting treatment under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”) and has been designated as a cash flow hedge. Accordingly, the effective portion of the changes in fair value of the 2008 Interest Rate Swap is reported within the equity component of the Company’s other comprehensive loss. The ineffective portion of the changes in the fair value of the 2008 Interest Rate Swap, if any, is recognized in interest expense. Any unrecognized income (loss) accumulated in other comprehensive loss related to the 2008 Interest Rate Swap is recorded in the Company’s Statement of Operations, primarily in interest expense, when the underlying transactions hedged are realized.

Recent Accounting Pronouncements:

In May 2009, the FASB issued the Subsequent Events Topic of the FASB Accounting Standards Codification (the “Subsequent Events Topic”) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Events Topic sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The provisions of the Subsequent Events Topic are effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of the Subsequent Events Topic effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.

2.	DISCONTINUED OPERATIONS

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

(See Note 9, “Long-Term Debt and Redeemable Preferred Stock”, regarding Products Corporation’s use of the $63 million of the net proceeds from the Bozzano Sale Transaction to repay $63 million in aggregate principal amount of the Senior Subordinated Term Loan.)

During 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

The consolidated balance sheets at December 31, 2009 and 2008, respectively, were updated to reflect the assets and liabilities of the Ceil subsidiary as a discontinued operation. The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008

Assets:
Prepaid expenses and other	$0.1	$0.3

Total assets	$0.1	$0.3

Liabilities:
Accrued expenses and other	$1.0	$0.9

Total current liabilities	1.0	0.9
Other long-term liabilities	1.9	1.7

Total liabilities	$2.9	$2.6

The income statements for the year ended December 31, 2009, 2008 and 2007, respectively, were adjusted to reflect the Ceil subsidiary as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of the Ceil discontinued operations for each of the respective periods:

	Year Ended December 31,
	2009	2008	2007

Net sales	$—	$20.6	$33.0
Operating income	—	0.1	2.6
Income before income taxes	—	0.1	3.4
(Benefit) provision for income taxes	(0.3)	0.5	0.5
Net income (loss)	0.3	(0.4)	2.9

3.	RESTRUCTURING COSTS AND OTHER, NET

During 2009, the Company recorded charges of $21.3 million in restructuring costs and other, net, which were comprised of:

•	a $20.8 million charge related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey;

•	$1.3 million of charges related to employee severance and other employee-related termination costs related to restructuring actions in the U.K., Mexico and Argentina announced in the first quarter of 2009 (together with the May 2009 Program, the “2009 Programs”); and

•	a $0.8 million charge related to the 2008 Programs (as hereinafter defined);

with the foregoing partially offset by

•	income of $1.6 million related to the sale of a facility in Argentina in the first quarter of 2009.

The $20.8 million of charges related to the May 2009 Program have been or will be paid out as follows: $11.0 million paid in 2009, $7.1 million expected to be paid in 2010 and the balance of $2.7 million expected to be paid thereafter.

During 2008, the Company recorded income of $8.4 million to restructuring costs and other, net, primarily due to a gain of $7.0 million related to the sale of a facility in Mexico and a net gain of $5.9 million related to the sale of a non-core trademark. In addition, during 2008 the Company reduced by $0.4 million restructuring costs that were associated with certain restructurings announced in 2006 (the “2006 Programs”), primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. These gains were partially offset by a charge of $4.9 million for certain restructuring activities in 2008, of which $0.8 million related to a restructuring in Canada, $1.1 million related to the Company’s decision to close and sell its facility in Mexico, $2.9 million related to the Company’s realignment of certain functions within customer business development, information management and administrative services in the U.S. and $0.1 million related other various restructurings (together the “2008 Programs”).

In addition to the $3.0 million of remaining net charges related to the 2008 Programs as of December 31, 2008, the Company incurred an additional $0.8 million in expenses related to the 2008 Programs during 2009, for a total of $3.8 million. $3.5 million of such $3.8 million of remaining charges were paid out in 2009 and the remaining $0.3 million is expected to be paid out in 2010.

Restructuring programs implemented in 2007 (the “2007 Programs”) primarily related to the closure of the Company’s facility in Irvington, New Jersey and personnel reductions in the Company’s information management function and its sales force in Canada.

Details of the activity described above during 2009, 2008 and 2007 are as follows:

	Balance
	Beginning of	Expenses,	Utilized, Net		Balance
	Year	Net	Cash	Noncash	End of Year

2009
Employee severance and other personnel benefits:
2006 Programs	$0.3	$—	$(0.3)	$—	$—
2007 Programs	0.1	—	(0.1)	—	—
2008 Programs	3.0	0.8	(3.5)	—	0.3
2009 Programs	—	19.5	(11.9)	—	7.6

	3.4	20.3	(15.8)	—	7.9
Leases and equipment write-offs	—	2.6	(0.3)	—	2.3

Total restructuring accrual	$3.4	22.9	$(16.1)	$—	$10.2

Gain on sale of Argentina facility		(1.6)

Total restructuring costs and other, net		$21.3

2008
Employee severance and other personnel benefits:
2006 Programs	$4.1	$(0.4)	$(3.4)	$—	$0.3
2007 Programs	0.6	—	(0.5)	—	0.1
2008 Programs	—	4.9	(1.7)	(0.2)	3.0

	4.7	4.5	(5.6)	(0.2)	3.4
Leases and equipment write-offs	0.2	—	(0.2)	—	—

Total restructuring accrual	$4.9	4.5	$(5.8)	$(0.2)	$3.4

Gain on sale of Mexico facility		(7.0)
Gain on sale of non-core trademark		(5.9)

Total restructuring costs and other, net		$(8.4)

2007
Employee severance and other personnel benefits:
2003 programs	$0.1	$—	$(0.1)	$—	$—
2004 programs	0.1	—	(0.1)	—	—
2006 Programs	17.2	4.4	(16.2)	(1.3)	4.1
Other 2006 programs	0.1	—	(0.1)	—	—
2007 Programs	—	2.9	(2.3)	—	0.6

	17.5	7.3	(18.8)	(1.3)	4.7
Leases and equipment write-offs	0.4	—	—	(0.2)	0.2

Total restructuring costs and other, net	$17.9	$7.3	$(18.8)	$(1.5)	$4.9

As of December 31, 2009, 2008 and 2007, the unpaid balance of the restructuring costs and other, net for reserves, was included in “Accrued expenses and other” and “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The remaining balance at December 31, 2009 for employee severance and other personnel benefits is $10.2 million, of which $7.5 million is expected to be paid by the end of 2010 and the balance of $2.7 million is expected to be paid thereafter.

4.	INVENTORIES

	December 31,
	2009	2008

Raw materials and supplies	$42.7	$57.6
Work-in-process	12.0	16.6
Finished goods	64.5	80.0

	$119.2	$154.2

5.	PREPAID EXPENSES AND OTHER

	December 31,
	2009	2008

Prepaid expenses	$22.3	$22.9
Other	25.9	28.7

	$48.2	$51.6

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2009	2008

Land and improvements	$1.9	$2.0
Building and improvements	62.0	59.9
Machinery, equipment and capital leases	135.1	129.9
Office furniture, fixtures and capitalized software	102.6	97.4
Leasehold improvements	11.8	10.8
Construction-in-progress	11.4	10.1

	324.8	310.1
Accumulated depreciation	(213.1)	(197.3)

	$111.7	$112.8

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $17.5 million, $17.8 million and $19.8 million, respectively.

7.	ACCRUED EXPENSES AND OTHER

	December 31,
	2009	2008

Sales returns and allowances	$83.3	$87.3
Advertising and promotional costs	34.1	30.9
Compensation and related benefits	35.9	41.4
Interest	8.8	14.7
Taxes	16.2	15.9
Restructuring costs	7.6	3.4
Derivative financial instruments	3.5	5.7
Other	23.6	26.6

	$213.0	$225.9

8.	SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2006 Credit Agreements, which are reflected in Note 9, “Long-Term Debt and Redeemable Preferred Stock”), aggregating $0.3 million and $0.5 million at December 31, 2009 and 2008, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2009 and 2008 was 6.0% and 8.0%, respectively.

9.	LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	December 31,
	2009		2008

2006 Term Loan Facility due 2012 (See (a) below)	$815.0		$833.7
2006 Revolving Credit Facility due 2012 (See (a) below)	—		—
9 1/2% Senior Notes due 2011, net of discounts (See (b) below)	—		388.2
9 3/4% Senior Secured Notes due 2015, net of discounts (See (c) below)	326.4		—
Senior Subordinated Term Loan due 2014 (See (d) below)	58.4		107.0
Other long-term debt	—		0.2

	1,199.8		1,329.1
Less current portion	(13.6	)(*)	(18.9)

	1,186.2		1,310.2

Redeemable Preferred Stock (See (e) below)	48.0		—

	$1,234.2		$1,310.2

(*)	The Company classified $13.6 million of long-term debt as a current liability, which is comprised of the Company’s required “excess cash flow” payment (as defined under the 2006 Term Loan Agreement) to be made in 2010. (See below under “2006 Credit Agreements”).

The Company completed several significant financing transactions during 2009 and 2008.

Recent Transactions

Exchange Offer and Extension of the Maturity of the Senior Subordinated Term Loan

In October 2009, Revlon, Inc. consummated its voluntary exchange offer (as amended, the “Exchange Offer”) in which Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Series A preferred stock, par value $0.01 per share (the “Preferred Stock”), in exchange for the same number of shares of Class A Common Stock tendered for exchange in the Exchange Offer. Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation (the “Contributed Loan”) and the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date on the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%. (See “Senior Subordinated Term Loan Agreement” in this Note 9 for details regarding such amended terms).

Refinancing of the 9 1/2% Senior Notes

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of 9 3/4% Senior Secured Notes due November 15, 2015 (as hereinafter defined) in a private placement which was priced at 98.9% of par. (See “2006 Credit Agreements” in this Note 9).

Products Corporation used the $319.8 million of net proceeds from the 9 3/4% Senior Secured Notes (net of original issue discount and underwriters fees), together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility, to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements required to permit such refinancing to be conducted on a secured basis. On or before May 12, 2010, as required by the terms of the 9 3/4% Senior Secured Notes indenture, the Company expects to (i) file a registration statement with the SEC with respect to a registered offer to exchange the 9 3/4% Senior Secured Notes for new exchange notes having terms substantially identical in all material respects to the notes (with the exception of certain transfer restrictions, registration rights and penalty interest rate provisions) or (ii) file a shelf registration statement with respect to resales of the 9 3/4% Senior Secured Notes. In connection with this refinancing transaction, the Company recognized a loss on the extinguishment of debt of $13.5 million, which was partially offset by a $7.7 million gain on the repurchases of an aggregate principal amount of $49.5 million of the 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases.

2008 Transactions

Full Repayment of the 8 5/8% Senior Subordinated Notes with the Senior Subordinated Term Loan

In January 2008, Products Corporation entered into the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Senior Subordinated Term Loan”) and on February 1, 2008, Products Corporation used the $170.0 million proceeds of such loan to repay in full the approximately $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes due February 1, 2008 (the “8 5/8% Senior Subordinated Notes”), which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also paid from cash on hand approximately $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million in aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment and through the completion of the Exchange Offer, there remained outstanding $107.0 million in aggregate principal amount under the Senior Subordinated Term Loan.

(a)	2006 Credit Agreements:

In December 2006, Products Corporation entered into a 5-year, $840.0 million term loan facility (the “2006 Term Loan Facility”) pursuant to the term loan agreement (the “2006 Term Loan Agreement”), dated as of December 20, 2006, among Products Corporation, as borrower, the lenders party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, and JPMorgan Chase Bank, N.A., as syndication agent. In December 2006, Products Corporation also amended and restated the 2004 multi-currency facility (the “2006 Revolving Credit Facility” and together with the 2006 Term Loan Facility the “2006 Credit Facilities”) by entering into the $160.0 million asset-based, multi-currency revolving credit agreement that amended and restated the 2004 credit agreement (the “2006 Revolving Credit Agreement” and together with the 2006 Term Loan Agreement, the “2006 Credit Agreements”). The 2006 Credit Facilities mature on January 15, 2012.

Availability under the 2006 Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.

In each case subject to borrowing base availability, the 2006 Revolving Credit Facility is available to:

(i)	Products Corporation in revolving credit loans denominated in U.S. dollars;

(ii)	Products Corporation in swing line loans denominated in U.S. dollars up to $30.0 million;

(iii)	Products Corporation in standby and commercial letters of credit denominated in U.S. dollars and other currencies up to $60.0 million; and

(iv)	Products Corporation and certain of its international subsidiaries designated from time to time in revolving credit loans and bankers’ acceptances denominated in U.S. dollars and other currencies.

If the value of the eligible assets is not sufficient to support a $160.0 million borrowing base under the 2006 Revolving Credit Facility, Products Corporation will not have full access to the 2006 Revolving Credit Facility. Products Corporation’s ability to make borrowings under the 2006 Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the 2006 Revolving Credit Facility, including a fixed charge coverage ratio that applies if and when the “excess borrowing base” (representing the difference between (1) the borrowing base under the 2006 Revolving Credit Facility and (2) the amounts outstanding under such facility) is less than $20.0 million.

Borrowings under the 2006 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum. Loans in foreign currencies bear interest in certain limited circumstances, or if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise at the Eurocurrency Rate, in each case plus 2.00%. At December 31, 2009, there were no borrowings under the 2006 Revolving Credit Facility.

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

Under the 2006 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 4.00% per annum and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 3.00% per annum. At December 31, 2009, the effective weighted average interest rate for borrowings under the 2006 Term Loan Facility was 4.26%.

Prior to the termination date of the 2006 Term Loan Facility, on April 15, July 15, October 15 and January 15 of each year (which commenced April 15, 2008), Products Corporation is required to repay $2.1 million of the principal amount of the term loans outstanding under the 2006 Term Loan Facility on each respective date. In January 2009, Products Corporation made a required quarterly amortization payment of $2.1 million under the 2006 Term Loan Facility and in February 2009, Products Corporation repaid $16.6 million in principal amount under the 2006 Term Loan Facility, pursuant to the requirement under the 2006 Term Loan Agreement to repay term loan indebtedness with 50% of its 2008 “excess cash flow” (as defined under such agreement), which repayment satisfied Products Corporation’s required quarterly term loan amortization payments of $2.1 million per quarter that would otherwise have been due on April 15, 2009, July 15, 2009, October 15, 2009, January 15, 2010, April 15, 2010, July 15, 2010, October 15, 2010 and $1.9 million of the amortization payment otherwise due on January 15, 2011. Prior to April 9, 2010, Products Corporation will be required to repay approximately $13.6 million of term loan indebtedness, representing 50% of its 2009 “excess cash flow” (as defined under the 2006 Term Loan Agreement), which repayment would satisfy Products Corporation’s required term loan amortization payment of $0.2 million due on January 15, 2011, and quarterly amortization payments of $2.1 million that otherwise would have been due on April 15, 2011, July 15, 2011 and October 15, 2011 and $7.1 million of the amount remaining due under the 2006 Term Loan Facility upon maturity. In addition, the term loans under the 2006 Term Loan Facility are required to be prepaid with:

(i)	the net proceeds in excess of $10.0 million for each twelve-month period ending on July 9 received during such period from sales of Term Loan First Lien Collateral (as defined below) by Products Corporation or any of its subsidiary guarantors (subject to carryover of unused annual basket amounts up to a maximum of $25.0 million and subject to certain specified dispositions up to an additional $25.0 million in the aggregate); and

(ii)	the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt.

Under certain circumstances, Products Corporation will have the right to request the 2006 Revolving Credit Facility to be increased by up to $50.0 million.

The 2006 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2006 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors, including:

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

The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than the capital stock of Products Corporation and its subsidiaries), real property, equipment, fixtures and certain intangible property related thereto secure the 2006 Revolving Credit Facility on a first priority basis, the 2006 Term Loan Facility on a second priority basis and the 9 3/4% Senior Secured Notes and the related guarantees on a third priority basis. The liens on the capital stock of Products Corporation and its subsidiaries and intellectual property and certain other intangible property (the “Term Loan First Lien Collateral”) secure the 2006 Term Loan Facility on a first priority basis and the 2006 Revolving Credit Facility and the 9 3/4% Senior Secured Notes and the related guarantees on a second priority basis. Such arrangements are set forth in the Second Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of November 23, 2009, by and among Products Corporation and Citicorp USA, Inc. as collateral agent for the benefit of the secured parties for the 2006 Term Loan Facility, 2006 Revloving Credit

Facility and the 9 3/4% Senior Secured Notes (the “2009 Intercreditor Agreement”). The 2009 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations (including the 2008 Interest Rate Swap in connection with indebtedness outstanding under the 2006 Term Loan Facility) and foreign working capital lines.

Each of the 2006 Credit Facilities contains various restrictive covenants prohibiting Products Corporation and its subsidiaries from:

(i)	incurring additional indebtedness or guarantees, with certain exceptions;

(ii)	making dividend and other payments or loans to Revlon, Inc. or other affiliates, with certain exceptions, including among others:

(a)	exceptions permitting Products Corporation to pay dividends or make other payments to Revlon, Inc. to enable it to, among other things, pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees and NYSE listing fees, and other expenses related to being a public holding company;

(b)	subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Stock Plan and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan; and

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

In November 2009, the 2006 Credit Agreements were amended to permit Products Corporation to refinance its 9 1/2% Senior Notes on a secured basis, which refinancing Products Corporation completed in November 2009 by the issuance of the 9 3/4% Senior Secured Notes.

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

The events of default under each 2006 Credit Facility include customary events of default for such types of agreements, including, among others:

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

(ix)	the conduct by Revlon, Inc. of any meaningful business activities other than those that are customary for a publicly traded holding company which is not itself an operating company, including the ownership of meaningful assets (other than Products Corporation’s capital stock) or the incurrence of debt, in each case subject to limited exceptions; and

(x)	the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness.

If Products Corporation is in default under the senior secured leverage ratio under the 2006 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2006 Revolving Credit Facility, Products

Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. This cure right may be exercised by Products Corporation two times in any four quarter period. Products Corporation was in compliance with all applicable covenants under the 2006 Credit Agreements as of December 31, 2009.

At December 31, 2009, the aggregate principal amount outstanding under the 2006 Term Loan Facility was $815.0 million. At December 31, 2009, availability under the $160.0 million 2006 Revolving Credit Facility, based upon the calculated borrowing base less approximately $12.2 million of outstanding letters of credit and nil then drawn on the 2006 Revolving Credit Facility, was approximately $110.9 million.

(b)	9 1/2% Senior Notes due 2011:

See “9 3/4% Senior Secured Notes due 2015” regarding the complete refinancing of the 9 1/2% Senior Notes in November 2009.

(c)	9 3/4% Senior Secured Notes due 2015:

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement which was priced at 98.9% of par, receiving net proceeds (net of original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. In connection with and prior to the issuance of the 9 3/4% Senior Secured Notes, Products Corporation entered into amendments to the 2006 Credit Agreements to permit the issuance of the 9 3/4% Senior Secured Notes on a secured basis and incurred $4.7 million of related fees and expenses. The Company capitalized $4.5 million of such fees and expenses which will be amortized over the remaining life of the 2006 Credit Agreements. (See “2006 Credit Agreements” in this Note 9). In addition, the Company incurred $10.5 million of fees and expenses related to the issuance of the 9 3/4% Senior Secured Notes, all of which the Company capitalized and which will be amortized over the remaining life of the 9 3/4% Senior Secured Notes.

The $319.8 million of net proceeds, together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility, were used to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements required to permit such refinancing to be conducted on a secured basis. On or before May 12, 2010, as required by the terms of the 9 3/4% Senior Secured Notes indenture, the Company expects to (i) file a registration statement with the SEC with respect to a registered offer to exchange the 9 3/4% Senior Secured Notes for new exchange notes having terms substantially identical in all material respects to the notes (with the exception of certain transfer restrictions, registration rights and penalty interest rate provisions) or (ii) file a shelf registration statement with respect to resales of the 9 3/4% Senior Secured Notes.

The 9 3/4% Senior Secured Notes were issued pursuant to an indenture, dated as of November 23, 2009 (the “9 3/4% Senior Secured Notes Indenture”), among Products Corporation, Revlon, Inc. and Products Corporation’s domestic subsidiaries (subject to certain limited exceptions) (the “Subsidiary Guarantors” and, collectively with Revlon, Inc., the “Guarantors”), which Guarantors also currently guarantee Products Corporation’s 2006 Credit Agreements, and U.S. Bank National Association, as trustee. The 9 3/4% Senior Secured Notes are supported by guarantees from the Guarantors.

The 9 3/4% Senior Secured Notes and the related guarantees are secured, subject to certain permitted liens:

•	together with the obligations under the 2006 Revolving Credit Agreement (on an equal and ratable basis), by a second-priority lien on the collateral that is subject to a first-priority lien securing Products Corporation’s obligations under the 2006 Term Loan Agreement (i.e., substantially all of

Products Corporation’s and the Subsidiary Guarantors’ intellectual property and intangibles, all of the capital stock of Products Corporation and the Subsidiary Guarantors and 66% of the capital stock of Products Corporation’s and the Subsidiary Guarantors’ first-tier foreign subsidiaries and certain other assets of Products Corporation and the Subsidiary Guarantors (excluding the assets described below)), subject to certain limited exceptions; and

•	by a third-priority lien on the collateral that is subject to a first-priority lien securing Products Corporation’s obligations under the 2006 Revolving Credit Agreement and subject to a second-priority lien securing Products Corporation’s obligations under the 2006 Term Loan Agreement (i.e., substantially all of Products Corporation’s and the Subsidiary Guarantors’ inventory, accounts receivable, equipment, investment property, deposit accounts and certain real estate), subject to certain limited exceptions.

The liens securing the 9 3/4% Senior Secured Notes and the related guarantees are subject to the provisions of an intercreditor agreement, which, among other things, governs the priority of the liens on the collateral securing the 9 3/4% Senior Secured Notes and provides different rights as to enforcement, procedural provisions and other similar matters for holders of liens securing Products Corporation’s obligations under the 2006 Revolving Credit Agreement and the 2006 Term Loan Agreement.

The 9 3/4% Senior Secured Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior indebtedness of Products Corporation and the Guarantors, including the indebtedness under the 2006 Credit Agreements, and are senior in right of payment to all of Products Corporation’s and the Guarantors’ present and future indebtedness that is expressly subordinated in right of payment (including the Contributed Loan and the Non-Contributed Loan). The 9 3/4% Senior Secured Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s non-guarantor subsidiaries. The 9 3/4% Senior Secured Notes mature on November 15, 2015. Interest is payable on May 15 and November 15 of each year, beginning May 15, 2010.

The 9 3/4% Senior Secured Notes may be redeemed at the option of Products Corporation:

•	in an amount up to an aggregate of 35% of the original principal amount issued under the 9 3/4% Senior Secured Notes Indenture, from time to time prior to November 15, 2012, with the proceeds of certain equity offerings, at a purchase price equal to 109.750% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption;

•	in whole or in part at any time prior to November 15, 2012 at a redemption price equal to the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, plus the applicable premium (as specified in the 9 3/4% Senior Secured Notes Indenture); and

•	in whole or in part at any time after November 15, 2012 at various fixed prices specified in the 9 3/4% Senior Secured Notes Indenture.

Upon a Change in Control (as defined in the 9 3/4% Senior Secured Notes Indenture), subject to certain conditions, each holder of the 9 3/4% Senior Secured Notes will have the right to require Products Corporation to repurchase all or a portion of such holder’s 9 3/4% Senior Secured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

The 9 3/4% Senior Secured Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation; (ii) the incurrence of liens; (iii) the issuance of debt and preferred stock by Products Corporation’s subsidiaries; (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations; (v) the sale of assets and subsidiary stock by Products Corporation; (vi) transactions with affiliates of Products Corporation; (vii) consolidations, mergers and transfers of all or substantially all Products Corporation’s assets; and (viii) certain restrictions on transfers of assets by or distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of qualifications and exceptions, which are specified in the 9 3/4% Senior Secured Notes Indenture.

The 9 3/4% Senior Secured Notes Indenture contains customary events of default for debt instruments of such type and includes a cross acceleration provision which provides that it shall be an event of default if any debt (as defined in such indenture) of Products Corporation or any of its significant subsidiaries (as defined in such indenture) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the trustee under such indenture. If any such event of default occurs, the trustee under such indenture or the holders of at least 30% in aggregate principal amount of the outstanding notes under such indenture may declare all such notes to be due and payable immediately, provided that the holders of a majority in aggregate principal amount of the outstanding notes under such indenture may, by notice to the trustee, waive any such default or event of default and its consequences under such indenture.

(d)	Senior Subordinated Term Loan Agreement

In January 2008, Products Corporation entered into the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes and on February 1, 2008 used the $170.0 million of proceeds from such loan to repay in full the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and to pay $2.55 million of related fees and expenses. In connection with such repayment, Products Corporation also used cash on hand to pay $7.2 million of accrued and unpaid interest due on the 8 5/8% Senior Subordinated Notes up to, but not including, the February 1, 2008 maturity date.

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million of the outstanding aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107.0 million in aggregate principal amount under such loan. Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. the $48.6 million Contributed Loan, representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Class A Common Stock exchanged in the Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. Also, upon consummation of the Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date on the Non-Contributed Loan from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Interest under the Senior Subordinated Term Loan is payable in arrears in cash on January 8, April 8, July 8 and October 8 of each year. Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to its respective maturity dates without premium or penalty, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full.

The Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under (i) Products Corporation’s 2006 Credit Agreements, and (ii) Products Corporation’s 9 3/4% Senior Secured Notes. Prior to its respective maturity dates, the Senior Subordinated Term Loan is also subordinated in right of payment to Revlon, Inc.’s Preferred Stock. The Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

The Senior Subordinated Term Loan Agreement contains covenants (other than the subordination provisions discussed above) that limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in certain transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The Senior Subordinated Term Loan Agreement includes a cross acceleration provision which provides that it shall be an event of default under such agreement if any debt (as defined in such agreement) of Products Corporation or any of its significant subsidiaries (as defined in such agreement) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from MacAndrews & Forbes. If any such event of default occurs, MacAndrews & Forbes may declare the Senior Subordinated Term Loan to be due and payable immediately.

The Senior Subordinated Term Loan Agreement also contains other customary events of default for loan agreements of such type, including, subject to applicable grace periods, nonpayment of any principal or interest when due under such agreement, non-compliance with any of the material covenants in such agreement, any representation or warranty being incorrect, false or misleading in any material respect, or the occurrence of certain bankruptcy, insolvency or similar proceedings by or against Products Corporation or any of its significant subsidiaries.

Upon any change of control (as defined in the Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the Senior Subordinated Term Loan in full, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full, after fulfilling an offer to repay Products Corporation’s 9 3/4% Senior Secured Notes and to the extent permitted by Products Corporation’s 2006 Credit Agreements.

In connection with the closing of the Senior Subordinated Term Loan, Revlon, Inc. and MacAndrews & Forbes entered into a letter agreement in January 2008 pursuant to which Revlon, Inc. agreed that if Revlon, Inc. conducts any equity offering before the full payment of such loan, and if MacAndrews & Forbes and/or its affiliates elects to participate in any such offering, MacAndrews & Forbes and/or its affiliates may pay for any shares it acquires in such offering either in cash or by tendering debt valued at its face amount under the Non-Contributed Loan, including any accrued but unpaid interest, on a dollar for dollar basis or in any combination of cash and such debt. Revlon, Inc. is under no obligation to conduct an equity offering and MacAndrews & Forbes and its affiliates are under no obligation to subscribe for shares should Revlon, Inc. elect to conduct an equity offering.

(e)	Redeemable Preferred Stock

In October 2009, Revlon, Inc. consummated the Exchange Offer in which each issued and outstanding share of Revlon, Inc.’s Class A Common Stock was exchangeable on a one-for-one basis for a newly-issued series of Revlon, Inc. Preferred Stock. Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock in exchange for the same number of shares of Class A Common Stock exchanged in the Exchange Offer. The Preferred Stock was initially recorded by Revlon, Inc. as a long-term liability at its fair value of $47.9 million. The total amount to be paid by Revlon, Inc. at maturity is approximately $48.6 million, which represents the $5.21 liquidation preference for each of the 9,336,905 shares of Preferred Stock issued in the Exchange Offer (the “Liquidation Preference”).

Each share of Preferred Stock issued in the Exchange Offer has a liquidation preference of $5.21 per share, is entitled to receive a 12.75% annual dividend payable quarterly in cash (the “Regular Dividend”) and is mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference at maturity (assuming Revlon, Inc. does not engage in one of certain specified change of control transactions), in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments. If Revlon, Inc. engages in one of certain specified change of control transactions (not including any transaction with MacAndrews & Forbes) within three years of consummation of the Exchange Offer, the holders of the Preferred Stock will have the right to receive a special dividend if the per share equity value of the Company in the change of control transaction is higher than the liquidation preference plus paid and accrued and unpaid dividends on the Preferred Stock, capped at an amount that would provide aggregate cash payments of up to $12.00 per share, as further described below.

The terms of Revlon, Inc.’s Preferred Stock, with 25 million authorized shares, principally provide as follows: The Preferred Stock ranks senior to Revlon, Inc.’s Class A Common Stock and Class B Common Stock with respect to dividend distributions and distributions upon any liquidation, winding up or dissolution of Revlon, Inc. Revlon, Inc. may authorize, create and issue additional shares of preferred stock that may rank junior to, on parity with or senior to the issued Preferred Stock with respect to dividend distributions and distributions upon liquidation, winding up or dissolution without the consent of the holders of the issued Preferred Stock. Holders of the Preferred Stock are entitled to receive, out of legally available funds, cumulative preferential dividends accruing at a rate of 12.75% of the Liquidation Preference (as referred to below) annually, payable quarterly in cash. Holders of Preferred Stock are also entitled to receive upon a change of control (as defined in the certificate of designation of the Preferred Stock) transaction through October 8, 2012, a pro rata portion of the equity value received in such transaction, capped at an amount that would provide aggregate cash payments of $12.00 per share over the term of the Preferred Stock. If the equity value received in the change of control transaction is greater than or equal to $12.00 per share, then each holder of Preferred Stock will be entitled to receive an amount equal to $12.00 minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction is less than $12.00, then each holder of Preferred Stock is entitled to receive an amount equal to such per share equity value minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction does not exceed the Liquidation Preference plus any paid and/or accrued and unpaid dividends, then each holder of the Preferred Stock is not entitled to an additional payment upon any such change of control transaction (the foregoing payments being the “Change of Control Amount”). In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Preferred Stock upon redemption. In addition, during any period when Revlon, Inc. has failed to pay a dividend and until all unpaid dividends have been paid in full, Revlon, Inc. is prohibited from paying dividends or distributions on any shares of stock that rank junior to the Preferred Stock (including Revlon, Inc.’s Common Stock), other than dividends or distributions payable in shares of stock that rank junior to the Preferred Stock. Holders of the Preferred Stock are entitled to a Liquidation Preference of $5.21 per share in the event of any liquidation, dissolution or winding up of Revlon, Inc., plus an amount equal to the accumulated and unpaid dividends thereon. If the assets are not sufficient to pay the full Liquidation Preference to both the holders of the Preferred Stock and holders of stock that ranks on parity with the Preferred Stock with respect to distributions and distributions upon any liquidation, winding up or dissolution of Revlon, Inc., the holders of both the Preferred Stock and such parity stock will share ratably in the distribution of assets. The Preferred Stock does not have preemptive rights. To the extent that Revlon, Inc. has lawfully available funds to effect such redemption, Revlon, Inc. is required to redeem the Preferred Stock on the earlier of (i) October 8, 2013 and (ii) the consummation of a change of control transaction. Revlon, Inc. does not have the right to redeem any shares of the Preferred Stock at its option. So long as shares of the Preferred Stock remain outstanding, if Revlon, Inc. issues any shares of common stock or preferred stock to MacAndrews & Forbes or any of its affiliates at a price per share that is lower than the then-current fair market value of such stock on the date of any such issuance, then an appropriate adjustment to the amount payable to the holders of the Preferred Stock upon a change of control transaction before October 8, 2012 will be made to reflect the aggregate difference between the issuance price per share and such then-current fair market value. However, no adjustment will be made as a result of:

(i)	any securities offerings by Revlon, Inc. (including any rights offering), in which the same security is offered to all holders of the applicable class of securities or series of stock on a pro rata basis;

(ii)	the declaration or payment of any dividends or distributions to the holders of all of then-outstanding classes of equity securities of Revlon, Inc. on a pro rata basis;

(iii)	any issuance by reclassification of securities of Revlon, Inc.;

(iv)	the issuance of any securities of Revlon, Inc. (including upon the exercise of options or rights) or options or rights to purchase those shares pursuant to any present or future employee, director or consultant benefit plan, program or practice of or assumed by Revlon, Inc. or any of its subsidiaries or as full or partial consideration in connection with any acquisition by Revlon, Inc. or its subsidiaries; or

(v)	the issuance of any securities of Revlon, Inc. pursuant to any option, warrant, right or exercisable, exchangeable or convertible security outstanding as of October 8, 2009.

The form of the adjustment will be determined in good faith by a majority of the independent members of Revlon, Inc.’s Board of Directors, and will be binding and conclusive on all holders of the Preferred Stock. The Preferred Stock generally has the same voting rights as the Class A Common Stock, except that the holders of Preferred Stock will not be entitled to vote on any merger, combination or similar transaction in which the holders of Preferred Stock either (i) retain their shares of Preferred Stock or (ii) receive shares of preferred stock in the surviving corporation of such merger with terms identical to, or no less favorable in the aggregate to the holders of the Preferred Stock than, the terms of the Preferred Stock as long as, in any such case, the surviving or resulting company of any such merger, combination or similar transaction is not materially less creditworthy than Revlon, Inc. was immediately prior to the consummation of any such transaction.

On December 15, 2009, in accordance with the terms of the certificate of designation of the Preferred Stock, Revlon, Inc. announced that its Board of Directors declared the Regular Dividend in the amount of $0.167434 per share for the period from October 8, 2009 through and including January 8, 2010, which dividend was paid on January 8, 2010 to holders of record of the Preferred Stock at the close of business on December 28, 2009. As of December 31, 2009, the Company accrued $1.4 million in interest expense related to the Regular Dividend on the Preferred Stock.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2009 in the years 2010 through 2014 and thereafter are as follows:

	Long-term
	debt
Years Ended December 31,	maturities

2010	$—
2011	—
2012	801.4	(a)
2013	—	(b)
2014	58.4	(c)
Thereafter	330.0	(d)

Total long-term debt	$1,189.8

Discounts	(3.6)

Total long-term debt, net of discounts	$1,186.2

(a)	Amount refers to the aggregate principal amount that is expected to be outstanding under the 2006 Term Loan Facility on its January 2012 maturity date. In addition, amount excludes amounts available under the 2006 Revolving Credit Facility, which as of December 31, 2009, was undrawn.

(b)	Amount does not include the $48.6 million of Preferred Stock which is required to be redeemed on the earlier of (i) October 8, 2013 and (ii) the consummation of certain change of control transactions. (See “Redeemable Preferred Stock” in this Note 9).

(c)	Amount refers to the aggregate principal amount outstanding under the Non-Contributed Loan. Pursuant to the terms of the Exchange Offer, the maturity date on the Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes was extended from August 2010 to October 8, 2014.

(d)	Amount refers to the principal balance due on the 9 3/4% Senior Secured Notes which mature on November 15, 2015. The difference between this amount and the carrying amount is due to the issuance of the $330.0 million in aggregate principal amount, or $326.4 million net of discounts, of the 9 3/4% Senior Secured Notes at a discount, which was priced at 98.9% of par.

10.	FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (the “Fair Value Measurements and Disclosures Topic”) clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. The Company adopted the provisions of the Fair Value Measurements and Disclosures Topic with respect to financial assets and liabilities effective January 1, 2008 and with respect to non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s results of operations and/or financial condition.

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

As of December 31, 2009, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts, 2008 Interest Rate Swap and Preferred Stock, are categorized as presented in the table below:

	Level 1	Level 2	Level 3	Total

Assets
FX Contracts(a)	$—	$0.1	$—	$0.1

Total assets at fair value	$—	$0.1	$—	$0.1

Liabilities
2008 Interest Rate Swap(b)	$—	$1.8	$—	$1.8
FX Contracts(a)	—	1.7	—	1.7
Redeemable Preferred Stock(c)	—	—	0.2	0.2

Total liabilities at fair value	$—	$3.5	$0.2	$3.7

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at December 31, 2009.

(b)	The fair value of the Company’s 2008 Interest Rate Swap was measured based on three-month U.S. Dollar LIBOR index at December 31, 2009.

(c)	Upon consummation of the Exchange Offer, Revlon, Inc. initially recorded the Preferred Stock as a long-term liability at a fair value of $47.9 million (see Note 9, “Long-Term Debt and Redeemable Preferred Stock”), which was comprised of two components:

•	Liquidation Preference: Upon initial valuation of the Preferred Stock, the Liquidation Preference was measured at fair value based on the yield to maturity of the Company’s senior subordinated debt adjusted for an estimated average subordination premium demanded by investors for subordinated notes issues. The Liquidation Preference is subsequently measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception since both the amount to be paid and the settlement date are fixed.

•	Change of Control Amount: The fair value of the Change of Control Amount of the Preferred Stock, which is deemed to be a Level 3 liability, is based on the Company’s assessment of the likelihood of the occurrence of specified change of control transactions within three years of the consummation of the Exchange Offer. There was no change in the fair value of the Change in Control Amount from the initial valuation performed upon consummation of the Exchange Offer through December 31, 2009.

11.	FINANCIAL INSTRUMENTS

The fair value of the Company’s debt, including the current portion of long-term debt and Preferred Stock, is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of such debt and Preferred Stock at December 31, 2009 and 2008 was approximately $1,241.4 million and $969.0 million, respectively, which was less than the carrying values of such debt and Preferred Stock at December 31, 2009 and 2008, of $1,247.8 million and $1,329.1 million, respectively.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $12.2 million and $13.1 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2009 and 2008, respectively. Included in these amounts is approximately $9.3 million at both December 31, 2009 and 2008 in standby letters of credit, which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) foreign currency forward exchange contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (2) interest rate swap transactions, intended for the purpose of managing interest rate risk by fixing the interest rate on a portion of Products Corporation’s indebtedness.

While the Company may be exposed to credit loss in the event of the counterparty’s non-performance, the Company’s exposure is limited to the net amount that Products Corporation would have received, if any, from the counterparty over the remaining balance of the terms of the FX Contracts and Interest Rate Swap. The Company does not anticipate any non- performance and, furthermore, even in the case of any non-performance by the counterparty, the Company expects that any such loss would not be material.

Foreign Currency Forward Exchange Contracts

The foreign currency forward exchange contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.

The U.S. dollar notional amount of the FX Contracts outstanding at December 31, 2009 and 2008 was $54.3 million and $41.0 million, respectively.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed two floating-to-fixed interest rate swap transactions each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility. In September 2009, one of the Company’s two floating-to-fixed interest rate swaps expired (the “2007 Interest Rate Swap”), therefore, as of December 31, 2009, the Company had one floating-to-fixed interest rate swap which expires in April 2010 (the “2008 Interest Rate Swap”, and together with the 2007 Interest Rate Swap, the “Interest Rate Swaps”).

The Company designated the 2008 Interest Rate Swap as a cash flow hedge of the variable interest rate payments under Products Corporation’s 2006 Term Loan Facility with respect to the $150.0 million notional amount under such swap. Under the terms of the 2008 Interest Rate Swap, Products Corporation is required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66%, for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

At December 31, 2009, the fair value of the 2008 Interest Rate Swap was $(1.8) million and the accumulated loss recorded in other comprehensive loss was $1.7 million. During 2009, a derivative loss of $5.0 million related to the Interest Rate Swaps was reclassified from other comprehensive loss into the Company’s Statement of Operations in interest expense. The amount of the Interest Rate Swaps’ ineffectiveness in 2009 was nil.

At December 31, 2008, the fair value of the 2007 Interest Rate Swap and 2008 Interest Rate Swap was $(3.8) million and $(1.9) million, respectively, and the accumulated losses recorded in other comprehensive loss were $3.7 million and $1.7 million, respectively. During 2008, a net derivative loss of $2.0 million, which was comprised of a derivative loss of $2.1 million related to the 2007 Interest Rate Swap, partially offset by a derivative gain of $0.1 million related to the 2008 Interest Rate Swap, was reclassified from other comprehensive loss into the Company’s Statement of Operations in interest expense. The amount of the 2008 Interest Rate Swap’s ineffectiveness in 2008, which was recorded in interest expense, was $(0.2) million.

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Value of Derivative Financial Instruments in the Consolidated Balance Sheet:

	Fair Values of Derivative Instruments as of December 31,
	Assets			Liabilities
		2009	2008		2009	2008
	Balance Sheet	Fair	Fair	Balance Sheet	Fair	Fair
	Classification	Value	Value	Classification	Value	Value

Derivatives:
Derivatives designated as hedging instruments:
Interest Rate Swaps(a)	Prepaid expenses	$—	$0.8	Accrued expenses	$1.8	$5.5
	Other long-term assets	—	—	Other long-term liabilities	—	1.0
Derivatives not designated as hedging instruments:
FX contracts(b)	Prepaid expenses	0.1	2.2	Accrued expenses	1.7	0.2

		$0.1	$3.0		$3.5	$6.7

(a)	The fair values of the Interest Rate Swaps at December 31, 2009 and 2008 were determined by using the three-month U.S. Dollar LIBOR index at December 31, 2009 and 2008, respectively.

(b)	The fair values of the FX contracts at December 31, 2009 and 2008 were determined by using observable market transactions of spot and forward rates at December 31, 2009 and 2008, respectively.

(b)       Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”):

	Derivative Instruments Gain (Loss) Effect on Consolidated Statement of Operations as of December 31,
			Income Statement	Amount of Gain (Loss)		Amount of Gain (Loss)
	Amount of Gain (Loss)		Classification	Reclassified from OCI		Recognized in Interest
	Recognized in OCI		of Gain (Loss)	to Income		Expense
	(Effective Portion)		Reclassified from	(Effective Portion)		(Ineffective Portion)
	2009	2008	OCI to Income	2009	2008	2009	2008

Derivatives designated as cash flow hedges:
Interest Rate Swap	$(1.7)	$(5.4)	Interest expense	$(5.0)	$(2.0)	$—	$(0.2)

	Amount of Gain (Loss)
	Recognized in Foreign
	Currency Gains
	(Losses), Net
	2009	2008

Derivatives not designated as hedging instruments:
FX Contracts	$(5.9)	$4.5

12.	INCOME TAXES

The Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007

Income (loss) from continuing operations before income taxes:
United States	$24.6	$(22.0)	$(54.0)
Foreign	32.2	51.2	42.5

	$56.8	$29.2	$(11.5)

Provision (benefit) for income taxes:
United States federal	$0.3	$0.6	$0.2
State and local	(2.1)	(3.0)	(0.2)
Foreign	10.1	18.5	7.5

	$8.3	$16.1	$7.5

Current	$26.8	$31.7	$20.9
Deferred	(1.2)	2.8	(4.2)
Benefits of operating loss carryforwards	(17.3)	(18.4)	(3.3)
Resolution of tax matters	—	—	(5.9)

	$8.3	$16.1	$7.5

The actual tax on income (loss) before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007

Computed expected tax expense	$19.9	$10.2	$(4.0)
State and local taxes, net of U.S. federal income tax benefit	(1.4)	(2.0)	(0.1)
Foreign and U.S. tax effects attributable to operations outside the U.S.	(4.0)	0.5	6.2
Change in valuation allowance	(24.7)	(18.2)	(2.4)
Foreign dividends subject to tax	14.4	26.7	12.0
Resolution of tax matters	—	—	(5.9)
Other	4.1	(1.1)	1.7

Tax expense	$8.3	$16.1	$7.5

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2009 and 2008 were comprised of the following:

	December 31,
	2009	2008

Deferred tax assets:
Accounts receivable, principally due to doubtful accounts	$1.0	$0.9
Inventories	5.8	7.7
Net operating loss carryforwards — U.S.	186.9	208.7
Net operating loss carryforwards — foreign	83.3	77.0
Accruals and related reserves	3.7	1.1
Employee benefits	91.0	49.2
State and local taxes	3.9	4.9
Advertising, sales discount, returns and coupon redemptions	31.6	34.5
Other	34.2	29.2

Total gross deferred tax assets	441.4	413.2
Less valuation allowance	(414.3)	(391.2)

Total deferred tax assets, net of valuation allowance	27.1	22.0
Deferred tax liabilities:
Plant, equipment and other assets	(18.1)	(15.7)
Other	(0.4)	(0.1)

Total gross deferred tax liabilities	(18.5)	(15.8)

Net deferred tax assets	$8.6	$6.2

The valuation allowance increased by $23.1 million during 2009 and decreased by $109.8 million during 2008. The primary drivers of the increase in the valuation allowance during 2009 were foreign exchange fluctuations and the impact of the re-measurement of pension liabilities in 2009, partially offset by use of tax loss carryforwards. Foreign-exchange fluctuations and expirations and other eliminations of tax loss carryforwards were the primary drivers of the decrease in the valuation allowance during 2008.

In assessing the recoverability of its deferred tax assets, management considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income for certain international markets and projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2009 based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic.

After December 31, 2009, the Company has tax loss carryforwards of approximately $768.1 million, of which $282.5 million are foreign and $485.6 million are domestic (including $59.4 million of consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation for use by the Company). The losses expire in future years as follows: 2010-$12.9 million; 2011-$1.8 million; 2012-$10.0 million; 2013-$11.7 million; 2014 and beyond-$537.2 million; and unlimited-$194.5 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2006 through December 31, 2009, and Australia and South Africa, for tax years ended December 31, 2005 through December 31, 2009. The Company classifies interest and penalties recognized under the Income Taxes Topic as a component of the provision for income taxes in the consolidated statement of operations. During the years ended December 31, 2009 and 2008, the Company recognized through the consolidated statement of operations a reduction of $0.6 million and $3.2 million, respectively, in accrued interest and penalties.

At December 31, 2009 and 2008, the Company had tax reserves of $49.3 million and $50.9 million, respectively, including $17.9 million and $18.5 million of accrued interest and penalties, respectively, all of which, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the tax reserves is as follows:

Balance at January 1, 2008	$53.9
Increase based on tax positions taken in a prior year	5.6
Decrease based on tax positions taken in a prior year	(10.1)
Increase based on tax positions taken in the current year	7.4
Decrease resulting from the lapse of statutes of limitations	(5.9)

Balance at December 31, 2008	$50.9
Increase based on tax positions taken in a prior year	5.5
Decrease based on tax positions taken in a prior year	(0.1)
Increase based on tax positions taken in the current year	7.2
Decrease related to settlements with taxing authorities and changes in law	(5.8)
Decrease resulting from the lapse of statutes of limitations	(8.4)

Balance at December 31, 2009	$49.3

In addition, the Company believes that it is reasonably possible that its tax reserves during 2010 will increase by approximately $2.5 million as a result of changes in various tax positions, each of which is individually insignificant.

The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $45.7 million of foreign subsidiaries’ undistributed earnings as of December 31, 2009 because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 17, “Related Party Transactions — Transfer Agreements”), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the “MacAndrews & Forbes Tax Sharing Agreement”), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Revlon, Inc. and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon, Inc. or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.

Following the closing of the 2004 Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation’s federal taxable income and loss are included in such group’s consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the “Revlon Tax Sharing Agreement”) pursuant to which Products Corporation is required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.

There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2009 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2010. There were federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2009 of $0.6 million with respect to 2008 and $0.2 million with respect to 2009. The Company expects that there will be a federal tax payment from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2010 of $0.3 million with respect to 2009.

Pursuant to the asset transfer agreement referred to in Note 17, “Related Party Transactions — Transfer Agreements”, Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings’ books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

13.	SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the “Savings Plan”), which allows eligible participants to contribute up to 25%, and highly compensated employees to contribute up to 6%, of qualified compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Code. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (i.e., for a total match of 3% of employee contributions). In 2009, 2008 and 2007, the Company made cash matching contributions to the Savings Plan of approximately $2.4 million, $2.7 million and $2.6 million, respectively.

In May 2009, Products Corporation amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees which created a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions in any given year. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, profit sharing contributions would be made for the following year. In December 2009, the Company announced that the discretionary profit sharing contribution during 2010 will be 5% of eligible compensation that will be credited on a quarterly basis. (The savings plan amendments described above in this Note 13 are hereinafter referred to as the “May 2009 Savings Plan Amendments”).

Pension Benefits:

The Company sponsors three qualified defined benefit pension plans covering a substantial portion of the Company’s employees in the U.S. The Company also has non-qualified pension plans which provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These non-qualified plans are funded from the general assets of the Company.

In May 2009, and effective December 31, 2009, Products Corporation amended its U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan), covering a substantial portion of the Company’s employees in the U.S., to cease future benefit accruals under such plan after December 31, 2009. Products Corporation also amended its non-qualified pension plan (the Revlon Pension Equalization Plan) to similarly cease future benefit accruals under such plan after December 31, 2009. In connection with such amendments, all benefits accrued under such plans through December 31, 2009 will remain in effect and no additional benefits will accrue after December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. (The plan amendments described above in this Note 13 are hereinafter referred to as the “May 2009 Pension Plan Amendments” and, together with the May 2009 Savings Plan Amendments, as the “May 2009 Plan Amendments”).

The Company recorded an $8.6 million decrease in its pension liabilities which was offset against accumulated other comprehensive income (loss) as a result of the pension curtailment and the re-measurement of the pension liabilities performed in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 3, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities is comprised of a non-cash curtailment gain of approximately $9.2 million which was recorded as an offset against the net actuarial losses previously reported within accumulated other comprehensive income (loss), partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings LLC, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 17, “Related Party Transactions — Transfer Agreements”).

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s significant pension and other post-retirement plans.

			Other
			Benefit Plans
	Pension Plans		Post-retirement
	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation — beginning of year	$(560.1)	$(578.3)	$(13.2)	$(14.0)
Service cost	(7.6)	(8.3)	(0.0)	(0.1)
Interest cost	(34.8)	(34.5)	(0.9)	(0.8)
Plan amendments	(0.2)	(0.2)	—	—
Actuarial (loss) gain	(55.0)	11.0	(1.3)	0.1
Curtailment gain	9.2	—	—	—
Settlement gain	0.5	—	—	—
Benefits paid	38.2	35.1	1.0	1.0
Foreign exchange (loss) gain	(4.5)	15.4	(0.4)	0.6
Plan participant contributions	(0.2)	(0.3)	—	—

Benefit obligation — end of year	$(614.5)	$(560.1)	$(14.8)	$(13.2)

Change in Plan Assets:
Fair value of plan assets — beginning of year	$342.3	$473.7	$—	$—
Actual return (loss) on plan assets	74.6	(96.7)	—	—
Employer contributions	23.3	11.8	1.0	1.0
Plan participant contributions	0.2	0.2	—	—
Benefits paid	(38.2)	(35.1)	(1.0)	(1.0)
Settlement gain	(0.5)	—	—	—
Foreign exchange gain (loss)	3.9	(11.6)	—	—

Fair value of plan assets — end of year	$405.6	$342.3	$—	$—

Unfunded status of plans at December 31,	$(208.9)	$(217.8)	$(14.8)	$(13.2)

In respect of the Company’s pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, consist of the following:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	December 31,
	2009	2008	2009	2008

Accrued expenses and other	$(6.2)	$(6.3)	$(1.2)	$(1.0)
Pension and other post-retirement benefit liabilities	(202.7)	(211.5)	(13.6)	(12.2)

	(208.9)	(217.8)	(14.8)	(13.2)
Accumulated other comprehensive loss	179.3	192.0	3.3	2.1

	$(29.6)	$(25.8)	$(11.5)	$(11.1)

With respect to the above accrued net periodic benefit costs, the Company has recorded receivables from affiliates of $2.8 million at both December 31, 2009 and 2008, relating to pension plan liabilities retained by such affiliates.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	December 31,
	2009	2008	2007

Projected benefit obligation	$614.5	$560.1	$578.3
Accumulated benefit obligation	611.2	550.3	563.7
Fair value of plan assets	405.6	342.3	473.7

Net Periodic Benefit Cost:

During 2009, the Company recognized $19.9 million of higher pension expense driven primarily by the significant decline in pension asset values in 2008, partially offset by a decrease in pension expense as a result of the May 2009 Pension Plan Amendments and the May 2009 Program, as noted above. The pension expense for the year ended December 31, 2009 includes a non-cash curtailment gain of $0.8 million related to the recognition of previously unrecognized prior service costs that had been reported in accumulated other comprehensive loss in the second quarter of 2009.

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

				Other
				Post-retirement
	Pension Plans			Benefit Plans
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Net periodic benefit cost:
Service cost	$7.6	$8.3	$9.2	$—	$—	$0.1
Interest cost	34.8	34.5	33.1	0.9	0.8	0.9
Expected return on plan assets	(27.8)	(37.2)	(36.8)	—	—	—
Amortization of prior service credit	(0.1)	(0.4)	(0.5)	—	—	—
Amortization of actuarial loss	12.8	1.3	2.9	0.1	0.2	0.2
Settlement gain	(0.0)	—	—	—	—	—
Curtailment gain	(0.8)	—	0.1	—	—	—

	26.5	6.5	8.0	1.0	1.0	1.2
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	(0.1)	(0.1)	—	—

	$26.4	$6.4	$7.9	$0.9	$1.0	$1.2

Amounts recognized in accumulated other comprehensive loss at December 31, 2009 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic pension cost, are as follows:

		Post-retirement
	Pension Benefits	Benefits	Total

Net actuarial loss	$179.0	$3.3	$182.3
Prior service cost	0.3	—	0.3

	179.3	3.3	182.6
Portion allocated to Revlon Holdings LLC	(0.6)	(0.1)	(0.7)

	$178.7	$3.2	$181.9

The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive income at December 31, 2009 and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2010 is $11.0 million and $0.2 million, respectively.

Pension Plan Assumptions:

The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective year:

	U.S. Plans		International Plans
	2009	2008	2009	2008

Discount rate	5.68%	6.35%	5.63%	6.40%
Rate of future compensation increases	3.50	4.00	4.39	4.00

The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost of the Company’s U.S. and International pension plans during the respective year:

	U.S. Plans			International Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.35%	6.24%	5.75%	6.40%	5.70%	5.00%
Expected long-term return on plan assets	8.25	8.25	8.50	6.50	6.90	6.70
Rate of future compensation increases	4.00	4.00	4.00	4.00	4.30	3.90

The 5.68% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2009 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics, such as the Citigroup Pension Discount Curve, to select a rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2009 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

During the first quarter of each year, the Company selects an expected long-term rate of return on its pension plan assets. The Company considers a number of factors to determine its expected long-term rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the pension plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected the 8.25% long-term rate of return on plan assets assumption used for the U.S. pension plans during 2009. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

Pension Plan Assets:

The following table presents information on the fair value of the U.S. and international pension plan assets at December 31, 2009, 2008 and 2007, respectively:

	U.S. Plans			International Plans
	2009	2008	2007	2009	2008	2007

Fair value of plan assets	$364.1	$309.4	$424.4	$41.5	$32.9	$49.3

The Investment Committee for the Company’s U.S. pension plans (the “Investment Committee”) has adopted (and revises from time to time) an investment policy for the U.S. pension plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains a professional investment manager that invest plan assets in the following asset classes: equity and fixed income securities, real estate, and cash and other investments, which may include hedge funds and private equity and global balanced strategies. The Company’s international plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.

The Company’s U.S. and International pension plans currently have the following target ranges for these asset classes, which target ranges are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets, and are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time to time) with the objective of achieving the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level, as follows:

	Target Ranges
	U.S. Plans	International Plans

Asset Category:
Equity securities	23% - 43%	37% - 47%
Fixed income securities	21% - 41%	53% - 63%
Real estate	0%	0%
Cash and other investments	0% - 15%	0% - 4%
Global balanced strategies	22% - 28%	0%

The fair values of the U.S. and International pension plan assets at December 31, 2009, by asset categories were as follows:

		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category:
Equity securities(a):
U.S. large cap equities	$65.8	$—	$65.8	$—
U.S. small/mid cap equities	29.3	16.3	13.0	—
International equities	63.1	—	63.1	—
Emerging market equities	10.0	—	10.0	—
Fixed income securities(a):
Corporate bonds	126.4	—	126.4	—
Government bonds	20.2	—	20.2	—
Real Estate(b)	29.2	—	29.2	—
Cash and other investments:
Cash and cash equivalents	21.8	19.2	2.6	—
Hedge funds(c)	39.8	—	26.3	13.5

Total pension plan assets at fair value	$405.6	$35.5	$356.6	$13.5

(a)	The equity securities and fixed income securities asset categories include global balanced strategies.

(b)	This asset category is comprised of global balanced strategies which invest in real estate investments that primarily invest in real estate investment trusts (“REITs”).

(c)	This asset category includes hedge funds that primarily invest in a diversified basket of equities, fixed income, currencies and commodities.

The following table sets forth a summary of changes in the fair values of the U.S. and International pension plans’ Level 3 assets at December 31, 2009:

Hedge funds

Balance, beginning of year	$12.4
Actual return on plan assets still held at end of year	1.1

Balance, end of year	$13.5

Within the equity securities asset class, the investment policy adopted by the Investment Committee provides for investments in a broad range of publicly-traded securities ranging from domestic and international stocks and small to large capitalization stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from domestic and international treasury issues, corporate debt securities, mortgages and asset-backed issues. In the cash and other investments asset class, investments may be in cash and cash equivalents and other investments, which may include hedge funds and private equity not covered in the classes listed above, provided that such investments are approved by the Investment Committee prior to their selection. Within the global balanced strategies, the investment policy provides for investments in a broad range of publicly traded stocks and bonds in both domestic and international markets as described in the asset classes listed above. In addition, the global balanced strategies can include commodities, provided that such investments are approved by the Investment Committee prior to their selection.

The Investment Committee’s investment policy does not allow the use of derivatives for speculative purposes, but such policy does allow its investment managers to use derivatives for the purpose of reducing risk exposures or to replicate exposures of a particular asset class.

Contributions:

The Company’s policy is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2009, the Company contributed $23.3 million to its pension plans and $1.0 million to its other post-retirement benefit plans. During 2010, the Company expects to contribute approximately $24 million to its pension plans and approximately $1 million to its other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total	Total
	Pension	Other
	Benefits	Benefits

2010	$38.0	$1.1
2011	39.1	1.2
2012	40.9	1.2
2013	42.3	1.3
2014	43.2	1.3
Years 2015 to 2019	229.9	6.4

14.	STOCKHOLDERS’ EQUITY

Information about the Company’s common and treasury stock issued and/or outstanding is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock

Balance, January 1, 2007	39,000,115	3,125,000	42,966
Stock issuances in $100 Million Rights Offering	9,523,809	—	—
Restricted stock grants	831,352	—	—
Cancellation of restricted stock	(62,936)	—	—
Withholding of restricted stock to satisfy taxes	—	—	87,613

Balance, December 31, 2007	49,292,340	3,125,000	130,579
Stock issuances	—	—	—
Restricted stock grants	939,925	—	—
Cancellation of restricted stock	(81,910)	—	—
Withholding of restricted stock to satisfy taxes	—	—	125,874

Balance, December 31, 2008	50,150,355	3,125,000	256,453
Stock issuances	—	—	—
Restricted stock grants	33,500	—	—
Cancellation of restricted stock	(162,792)	—	—
Withholding of restricted stock to satisfy taxes	—	—	129,224

Balance, December 31, 2009	50,021,063	3,125,000	385,677

Common Stock

As of December 31, 2009, the Company’s authorized common stock consisted of 900 million shares of Class A Common Stock and 200 million shares of Class B common stock, par value $0.01 per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”). In October 2009, Revlon, Inc, amended its certificate of incorporation to (1) clarify that the provision requiring that holders of its Class A Common Stock and holders of its Class B Common Stock receive the same consideration in certain business combinations shall only apply in connection with transactions involving third parties and (2) increase the number of Revlon, Inc.’s authorized shares of preferred stock from 20 million to 50 million and, accordingly, to increase the number of Revlon, Inc.’s authorized shares of capital stock from 1,120,000,000 to 1,150,000,000. The holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. All of the shares of Class B Common Stock are owned by REV Holdings LLC, a wholly-owned subsidiary of MacAndrews & Forbes. The holders of the Company’s two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by Revlon, Inc.’s Board of Directors. Each outstanding share of Class B Common Stock is convertible into one share of Class A Common Stock.

On October 8, 2009, Revlon, Inc. consummated the Exchange Offer in which each issued and outstanding share of Revlon, Inc.’s Class A Common Stock was exchangeable on a one-for-one basis for the Preferred Stock. Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock in exchange for the same number of shares of Class A Common Stock tendered for exchange in the Exchange Offer. The Class A Common Stock tendered in the Exchange Offer represented approximately 46% of the shares of Class A Common Stock held by stockholders other than MacAndrews & Forbes and its affiliates. Each share of Preferred Stock has the same voting rights as a share of Class A Common Stock, except with respect to certain mergers. In connection with consummating the Exchange Offer, Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock”).

In September 2008, Revlon, Inc. effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Revlon, Inc.’s Class A and Class B Common Stock. As a result of the Reverse Stock Split, each ten shares of Revlon, Inc.’s Class A and Class B Common Stock issued and outstanding immediately prior to 11:59 p.m. on September 15, 2008 were automatically combined into one share of Class A Common Stock and Class B Common Stock, respectively.

As of December 31, 2009, MacAndrews & Forbes beneficially owned approximately 77% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 79% of Revlon, Inc.’s outstanding shares of Common Stock (representing approximately 77% of the combined voting power of Revlon’s Class A and Class B common stock and Revlon’s Preferred Stock), and beneficially owned approximately 67% of the combined Revlon Class A common stock, Class B common stock and Preferred Stock. As filed by Fidelity with the SEC on November 10, 2009 and reporting, as of November 9, 2009, on a Schedule 13G/A, Fidelity held nil shares of Class A Common Stock.

Treasury Stock

Pursuant to the share withholding provisions of the Stock Plan (as hereinafter defined), during 2009, certain employees and executives, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock, authorized the withholding of an aggregate 129,224 shares of Revlon, Inc. Class A Common Stock to satisfy their minimum statutory tax withholding requirements related to such vesting events. These shares were recorded as treasury stock using the cost method, at $7.14, $5.21, $5.22 and $16.90 per share, respectively, the NYSE closing price per share on the applicable vesting dates, for a total of approximately $1.1 million.

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

15.	STOCK COMPENSATION PLAN

Revlon, Inc. maintains the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

Stock options:

Non-qualified stock options granted under the Stock Plan are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years (option grants under the Stock Plan prior to June 4, 2004 have a term of 10 years). Option grants generally vest over service periods that range from 1 year to 4 years.

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.3 million and $1.5 million, or nil, $0.01 and $0.03 per share, respectively, for both basic and diluted earnings per share. As of December 31, 2009, there was no remaining unrecognized stock option compensation expense as all stock options were fully vested at December 31, 2009. The total fair value of stock options that vested during 2009 was $0.9 million.

At December 31, 2009, 2008 and 2007 there were 1,231,337; 1,336,871; and 2,012,645 stock options exercisable under the Stock Plan, respectively.

A summary of the status of stock option grants under the Stock Plan as of December 31, 2009, 2008 and 2007 and changes during the years then ended is presented below:

	Stock	Weighted
	Options	Average
	(000’s)	Exercise Price

Outstanding at January 1, 2007	2,499.3	$45.43
Granted(a)	—	—
Exercised	—	—
Forfeited and expired	(331.2)	69.00

Outstanding at December 31, 2007	2,168.1	41.94
Granted(a)	—	—
Exercised	—	—
Forfeited and expired	(762.6)	51.60

Outstanding at December 31, 2008	1,405.5	36.76
Granted(a)	—	—
Exercised	—	—
Forfeited and expired	(174.2)	62.14

Outstanding at December 31, 2009	1,231.3	33.17

(a)	There were no stock options granted during 2009, 2008 and 2007.

The following table summarizes information about the Stock Plan’s stock options outstanding at December 31, 2009:

	Outstanding				Exerciseable
		Weighted	Weighted			Weighted	Weighted
	Number of	Average	Average	Aggregate	Number of	Average	Average
Range of Exercise	Options	Years	Exercise	Intrinsic	Options	Years	Exercise
Prices	(000’s)	Remaining	Price	Value	(000’s)	Remaining	Price

$23.10 to $30.00	248.9	2.63	$25.65	—	248.9	2.63	$25.65
30.01 to 34.50	779.4	1.35	30.36	—	779.4	1.35	30.36
34.51 to 40.00	85.8	2.72	37.81	—	85.8	2.72	37.81
40.01 to 56.60	69.0	1.85	52.71	—	69.0	1.85	52.71
56.61 to 104.38	48.2	0.29	81.20	—	48.2	0.29	81.20

23.10 to 104.38	1,231.3	1.69	33.17	—	1,231.3	1.69	33.17

Restricted stock awards and restricted stock units:

The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. In 2009, 2008 and 2007, Revlon, Inc. granted 33,500; 939,925; and 831,352 shares, respectively, of restricted stock and restricted stock units under the Stock Plan with weighted average fair values, based on the market price of Class A Common Stock on the dates of grant, of $4.39, $7.22 and $12.50, respectively. At December 31, 2009 and 2008, there were 1,141,428 and 1,643,739 shares of restricted stock and restricted stock units outstanding and unvested under the Stock Plan, respectively.

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan as of December 31, 2009, 2008 and 2007 and changes during the years then ended is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair
	(000’s)	Value

Outstanding at January 1, 2007	812.1	$19.23
Granted	831.3	12.50
Vested (a)	(415.4)	22.46
Forfeited	(63.2)	15.74

Outstanding at December 31, 2007	1,164.8	13.45
Granted	939.9	7.22
Vested (a)	(379.4)	14.47
Forfeited	(81.6)	13.46

Outstanding at December 31, 2008	1,643.7	9.65
Granted	33.5	4.39
Vested (a)	(373.0)	13.13
Forfeited	(162.8)	8.83

Outstanding at December 31, 2009	1,141.4	8.48

(a)	Of the amounts vested during 2007, 2008 and 2009, 87,613 shares; 125,874 shares; and 129,224 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market. (See discussion under “Treasury Stock” in Note 14, “Stockholders’ Equity”).

In 2002, Revlon, Inc. adopted the Revlon, Inc. 2002 Supplemental Stock Plan (the “Supplemental Stock Plan”), the purpose of which was to provide Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, the sole eligible participant under the Supplemental Stock Plan, with inducement awards to entice him to join the Company. All of the 53,000 shares of Class A Common Stock covered by the Supplemental Stock Plan (as adjusted for Revlon, Inc.’s September 2008 1-for-10 Reverse Stock Split — See Note 14, “Stockholders’ Equity”) were issued in the form of restricted shares to Mr. Stahl in February 2002 and all of these shares were fully vested at December 31, 2007.

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan and Supplemental Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan and Supplemental Stock Plan of $5.4 million, $6.5 million and $5.2 million during 2009, 2008 and 2007, respectively. The deferred stock-based compensation related to restricted stock awards is $5.9 million and $13.0 million at December 31, 2009 and 2008, respectively. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 1.70 years. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2009 and 2008 was $4.9 million and $5.5 million, respectively.

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss during 2009, 2008 and 2007, respectively, are as follows:

			Prior Service
		Actuarial (Loss)	Cost		Accumulated
	Foreign	Gain on	on Post-	Deferred	Other
	Currency	Post-retirement	retirement	Loss -	Comprehensive
	Translation	Benefits	Benefits	Hedging	Loss

Balance January 1, 2007	$(11.2)	$(105.0)	$2.7	$(0.4)	$(113.9)
Unrealized losses(a)	(2.0)			(1.7)	(3.7)
Reclassifications into net loss(a)				—	—
Amortization of pension related costs(b)		3.1	(0.5)		2.6
Pension re-measurement		27.0	(0.7)		26.3

Balance December 31, 2007	(13.2)	(74.9)	1.5	(2.1)	(88.7)
Unrealized losses(c)	(8.2)			(5.3)	(13.5)
Reclassifications into net loss(c)				2.0	2.0
Elimination of currency translation adjustment related to Bozzano Sale Transaction	37.3				37.3
Amortization of pension related costs(b)		1.5	(0.4)		1.1
Pension re-measurement		(121.0)	(0.3)		(121.3)

Balance December 31, 2008	15.9	(194.4)	0.8	(5.4)	(183.1)
Unrealized gains (losses)(d)	9.8			(1.3)	8.5
Reclassifications into net loss(d)				5.0	5.0
Amortization of pension related costs(b)(e)		12.9	(0.9)		12.0
Pension re-measurement(f)		(9.3)	(0.2)		(9.5)
Pension curtailment gain(f)		9.2			9.2

Balance December 31, 2009	$25.7	$(181.6)	$(0.3)	$(1.7)	$(157.9)

(a)	Due to the Company’s use of derivative financial instruments, the net amount of hedge accounting derivative losses recognized by the Company, as set forth in the table above, pertains to (1) the reversal of $0.4 million of net losses accumulated in Accumulated Other Comprehensive Loss at January 1, 2007 upon the Company’s election during the fiscal quarter ended March 31, 2007 to discontinue the application of hedge accounting under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (the “Derivatives and Hedging Topic”) for certain derivative financial instruments, as the Company no longer designates its foreign currency forward exchange contracts as hedging instruments; (2) the reversal of a $0.4 million gain pertaining to a net receipt settlement in December 2007 under the terms of Products Corporation’s 2007 Interest Rate Swap; and (3) $1.7 million of net losses accumulated in Accumulated Other Comprehensive Loss pertaining to the change in fair value of the 2007 Interest Rate Swap. The Company designated Products Corporation’s Interest Rate Swaps as hedging instruments and accordingly applies hedge accounting under the Derivatives and Hedging Topic to such swap transactions. (See the discussion of Critical Accounting Policies in this Form 10-K).

(b)	Amount represents a change in Accumulated Other Comprehensive Income (Loss) as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during 2007, 2008 and 2009 related to the Company’s pension and other post-retirement plans. (See Note 13, “Savings Plan, Pension and Post-retirement Benefits”).

(c)	Amounts related to “Deferred Loss — Hedging” represent (1) net unrealized losses of $5.3 million on the Interest Rate Swaps (see Note 11, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Income (Loss) pertaining to net settlement receipts of $0.2 million and net settlement payments of $2.2 million on the Interest Rate Swaps.

(d)	Amounts related to “Deferred Loss — Hedging” represent (1) the change in net unrealized losses of $1.3 million on the Interest Rate Swaps (see Note 11, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $5.8 million on the Interest Rate Swaps.

(e)	The amortization of pension related costs of $12.0 million recorded in Accumulated Other Comprehensive Loss includes a non-cash curtailment gain of $0.8 million recognized in earnings related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments.

(f)	The $9.5 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities, primarily in connection with the May 2009 Pension Plan Amendments and the May 2009 Program. In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 13, “Savings Plan, Pension and Post-retirement Benefits”).

17.	RELATED PARTY TRANSACTIONS

As of December 31, 2009, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Class A Common Stock and Class B Common Stock having approximately 77% of the combined voting power of all of Revlon, Inc.’s outstanding shares of Common Stock and Preferred Stock. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon, Inc.’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (“Revlon Holdings”), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the “Excluded Liabilities”). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities for 2009, 2008 and 2007 were $0.3 million, $0.3 million and $0.1 million, respectively.

Reimbursement Agreements

Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the “Reimbursement Agreements”) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through affiliates) certain professional and administrative services, including, without limitation, employees, to

Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and purchase services from third party providers, such as insurance, legal and accounting services and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

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

Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes’ directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or they pay the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by Revlon, Inc. and Products Corporation directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable from (payable to) MacAndrews & Forbes to (from) Products Corporation for the services provided under the Reimbursement Agreements for 2009, 2008 and 2007 were nil, $(1.4) million (primarily in respect of reimbursements for insurance premiums in 2008), and $0.6 million, respectively.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 12, “Income Taxes”, for further discussion on these agreements and related transactions in 2009, 2008 and 2007.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.’s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (which subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the “Registration Rights Agreement”), and in February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon, Inc.’s Common Stock held by REV Holdings (the “Holders”) had the right to require Revlon, Inc. to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including, without limitation, shares of Class A Common Stock purchased by MacAndrews & Forbes in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003 and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.’s Class B Common Stock owned by such Holders (a “Demand Registration”). In connection with the closing of the 2004 Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon, Inc.’s $110 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in March 2006, and Revlon, Inc.’s $100 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in January 2007 (the ‘‘$100 Million Rights Offering”).

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

Senior Subordinated Term Loan

For a description of transactions with MacAndrews & Forbes in 2009 and 2008 in connection with the Senior Subordinated Term Loan, including, without limitation, the full repayment of the balance of Products Corporation’s 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date using the proceeds of the Senior Subordinated Term Loan and a related letter agreement between Revlon, Inc. and MacAndrews & Forbes, as well as the extension of the maturity date and the change in the annual interest rate on the Contributed Loan and the Non-Contributed Loan portions of the Senior Subordinated Term Loan and other related transactions in connection with the closing of the 2009 Exchange Offer, see Note 9, “Long-Term Debt and Redeemable Preferred Stock — Recent Transactions — Exchange Offer and Extension of the maturity of the Senior Subordinated Term Loan, 2008 Transactions — Full Repayment of the 8 5/8% Senior Subordinated Notes with the Senior Subordinated Term Loan, and (d) Senior Subordinated Term Loan Agreement.”

Other Refinancing Transactions and Rights Offerings

In January 2007, Revlon, Inc. successfully completed the $100 Million Rights Offering, which allowed each stockholder of record of Revlon, Inc.’s Class A and Class B Common Stock as of the close of business on December 11, 2006, the record date set by Revlon, Inc.’s Board of Directors, to purchase additional shares of Class A Common Stock. The subscription price for each share of Class A Common Stock purchased in the $100 Million Rights Offering, including shares purchased in the private placement by MacAndrews & Forbes, was $10.50 per share.

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

Upon completing the $100 Million Rights Offering, Revlon, Inc. promptly transferred the net proceeds to Products Corporation, which it used in February 2007 to redeem $50.0 million aggregate principal amount of it’s 8 5/8% Senior Subordinated Notes (prior to their full repayment in February 2008), at an aggregate redemption price of $50.3 million, including $0.3 million of accrued and unpaid interest up to, but not including, the redemption date. In January 2007, Products Corporation used the remainder of such proceeds to repay approximately $43.3 million of indebtedness outstanding under Products Corporation’s 2006 Revolving Credit Facility, without any permanent reduction in that commitment, after paying approximately $2.0 million of fees and expenses incurred in connection with such offering, with approximately $5 million of the remaining net proceeds being available for general corporate purposes.

Contribution and Stockholders Agreement

In connection with consummating the 2009 Exchange Offer, Revlon, Inc. and MacAndrews & Forbes entered into a Contribution and Stockholder Agreement (as amended, the “Contribution and Stockholder Agreement”), pursuant to which through October 8, 2013:

•	During any period in which Revlon, Inc. may not be subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act, Revlon, Inc. will file or furnish, as appropriate, with the SEC on a voluntary basis all periodic and other reports that are required of a company that is subject to such reporting requirements;

•	Revlon, Inc. will maintain a majority of independent directors on its Board of Directors, each of whom meets the “independence” criteria as set forth in Section 303A.02 of the NYSE Listed Company Manual; and

•	Revlon, Inc. will not engage in any transaction with any affiliate, other than Revlon, Inc.’s subsidiaries, or with any legal or beneficial owner of 10% or more of the voting power of Revlon, Inc.’s voting stock, unless (i) any such transaction or series of related transactions involving aggregate payments or other consideration in excess of $5 million has been approved by all of Revlon, Inc.’s independent directors and (ii) any such transaction or series of related transactions involving aggregate payments or other consideration in excess of $20 million has been determined, in the written opinion of a nationally recognized investment banking firm, to be fair, from a financial point of view, to Revlon, Inc., and in each case subject to certain exceptions.

MacAndrews & Forbes agreed that it will not complete certain short-form mergers under Section 253 of the DGCL unless either (i) such transaction has been approved in advance by a majority of the independent directors of Revlon, Inc.’s Board of Directors, as well as satisfying certain other conditions; or (ii) the short-form merger is preceded by a “qualifying tender offer” (as defined in the Contribution and Stockholder Agreement) for the shares of Class A Common Stock held by persons other than MacAndrews & Forbes, subject to certain other conditions. In any such merger, the holders of Preferred Stock would retain their shares of Preferred Stock, or receive shares of preferred stock in the surviving corporation of such merger with terms identical to, or no less favorable than, the terms of the Preferred Stock (with, for the avoidance of doubt, the same terms as though issued on the date of original issuance of the Preferred Stock).

Fidelity Stockholders Agreement

In connection with the 2004 Revlon Exchange Transactions, Revlon, Inc. and Fidelity Management & Research Co. (“Fidelity”), a wholly-owned subsidiary of FMR LLC (“FMR”), entered into a stockholders agreement (the “Fidelity Stockholders Agreement”) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. established and maintains its Nominating and Corporate Governance Committee of the Board of Directors; and (iii) Revlon, Inc. agreed to certain restrictions with respect to its conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Fidelity Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock. In November 2009, affiliates of Fidelity filed a Schedule 13G/A with the SEC disclosing that they ceased to own any shares of Class A Common Stock.

Other

Pursuant to a lease dated April 2, 1993 (the “Edison Lease”), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2009, 2008 and 2007 were $0.4 million, $0.4 million and $0.3 million, respectively.

Certain of Products Corporation’s debt obligations, including the 2006 Credit Agreements and Products Corporation’s 9 3/4% Senior Secured Notes, have been, and may in the future be, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are and were secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries.

During 2008 and 2007, Products Corporation paid $0.4 million and $0.7 million, respectively, to a nationally-recognized security services company, in which MacAndrews & Forbes had a controlling interest, for security officer services. Products Corporation’s decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms. Effective in August 2008, MacAndrews & Forbes disposed of its interest in such security services company and accordingly from and after such date is no longer a related party.

Fidelity Management Trust Company, a wholly-owned subsidiary of FMR, acts as trustee of the 401(k) Plan. During 2009, 2008 and 2007, the Company paid Fidelity Management Trust Company approximately $0.2 million, nil and $0.1 million, respectively, to adminster the Company’s 2009 Exchange Offer and the $100 Million Rights Offering completed in 2007 with respect to 401(k) Plan participants and to administer the Company’s 401(k) Plan. The fees for such services were based on standard rates charged by Fidelity Management Trust Company for similar services and are not material to the Company or FMR.

18.	COMMITMENTS AND CONTINGENCIES

Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $16.8 million, $15.3 million and $18.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2009 aggregated $72.9 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2009 are $17.0 million, $15.2 million, $13.4 million, $11.3 million, $7.6 million and $8.4 million, respectively.

As announced on October 8, 2009, the Company consummated the Exchange Offer. On April 24, 2009, May 1, 2009, May 5, 2009 and May 12, 2009, respectively, four purported class actions were filed by each of

Vern Mercier, Arthur Jurkowitz, Suri Lefkowitz and T. Walter Heiser in the Court of Chancery of the State of Delaware (the “Chancery Court”). On May 4, 2009, a purported class action was filed by Stanley E. Sullivan in the Supreme Court of New York, New York County. Each such litigation was brought against Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes, and challenged a merger proposal made by MacAndrews & Forbes on April 13, 2009, which would have resulted in MacAndrews & Forbes and certain of its affiliates owning 100% of Revlon, Inc.’s outstanding Common Stock. Each action sought, among other things, to enjoin the proposed transaction. On June 24, 2009, the Chancery Court consolidated the four Delaware actions (the “Initial Consolidated Action”). As announced on August 10, 2009, an agreement in principle was reached to settle the Initial Consolidated Action, as set forth in a Memorandum of Understanding (as amended in September 2009, the “Settlement Agreement”).

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the Settlement Agreement. Thereafter, plaintiffs in the Initial Consolidated Action confirmed their intention to proceed with confirmatory discovery.

In addition to the amended complaints in the Initial Consolidated Action and the Sullivan action, on December 21, 2009, Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes were named as defendants in a purported class action filed in the Chancery Court by Edward Gutman. Also on December 21, 2009, a second purported class action was filed in the Chancery Court against Revlon, Inc.’s current directors and a former director by Lawrence Corneck. The Gutman and Corneck actions make allegations similar to those in the amended complaints in Sullivan and the Initial Consolidated Action. On January 15, 2010, the Chancery Court consolidated the Gutman and Corneck actions with the Initial Consolidated Action (the Initial Consolidated Action, as consolidated with the Gutman and Corneck actions, is hereafter referred to as the “Consolidated Action”). A briefing schedule has been set to determine the leadership structure for plaintiffs in the Consolidated Action. Accordingly, defendants have agreed to defer consideration of their motion to enforce until the leadership issue is resolved.

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the same alleged failure to disclose information that underlies the amended Sullivan and Consolidated Action complaints. Plaintiffs in each of these actions are seeking, among other things, an award of damages and the costs and disbursements of such actions, including a reasonable allowance for the fees and expenses of each such plaintiff’s attorneys and experts. The Company believes the allegations contained in the amended Sullivan complaint, the complaints in the Consolidated Action and the Garofalo complaint, are without merit and intends to vigorously defend against them.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or results of operations.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2009
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$303.3	$321.8	$326.2	$344.6
Gross profit	192.3	201.2	208.3	219.4
Income (loss) from continuing operations	12.7	(0.1)	23.1	12.8
Income from discontinued operations	—	0.3	—	—
Net income	12.7	0.2	23.1	12.8
Basic income(loss) per common share:
Continuing operations	0.25	(0.00)	0.45	0.25
Discontinued operations	0.00	0.01	0.00	(0.00)

Net income per common share	$0.25	$0.00	$0.45	$0.25

Diluted income (loss) per common share:
Continuing operations	0.25	(0.00)	0.45	0.25
Discontinued operations	0.00	0.01	0.00	(0.00)

Net income per common share	$0.25	$0.00	$0.45	$0.24

	Year Ended December 31, 2008
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$311.7	$366.5	$334.4	$334.2
Gross profit	198.7	241.9	207.6	207.7
(Loss) income from continuing operations	(2.7)	19.8	(15.2)	11.2
Income from discontinued operations	0.2	0.1	44.4	0.1
Net (loss) income	(2.5)	19.9	29.2	11.3
Basic (loss) income per common share:
Continuing operations	(0.05)	0.39	(0.30)	0.22
Discontinued operations	0.00	0.00	0.87	0.00

Net (loss) income per common share	$(0.05)	$0.39	$0.57	$0.22

Diluted (loss) income per common share:
Continuing operations	(0.05)	0.39	(0.30)	0.22
Discontinued operations	0.00	0.00	0.87	0.00

Net (loss) income per common share	$(0.05)	$0.39	$0.57	$0.22

20.  GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. (See Note 1, “Summary of Significant Accounting Policies”, for a brief description of the Company’s business.) As of December 31, 2009, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2009, 2008 and 2007, Wal-Mart and its affiliates worldwide accounted for approximately 23%, 23% and 24%, respectively, of the Company’s net sales. The Company expects that Wal-Mart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2009		2008		2007

Geographic area:
Net sales:
United States	$747.9	58%	$782.6	58%	$804.2	59%
International	548.0	42%	564.2	42%	562.9	41%

	$1,295.9		$1,346.8		$1,367.1

	December 31,
	2009		2008		2007
Long-lived assets — net:
United States	$308.6	79%	$308.3	80%	$332.3	80%
International	82.0	21%	76.6	20%	81.0	20%

	$390.6		$384.9		$413.3

	Year Ended December 31,
	2009		2008		2007

Classes of similar products:
Net sales:
Color cosmetics	$785.5	61%	$831.0	62%	$792.1	58%
Beauty care and fragrance	510.4	39%	515.8	38%	575.0	42%

	$1,295.9		$1,346.8		$1,367.1

21.	SUBSEQUENT EVENTS

Impact of Foreign Currency Translation — Venezuela

Highly-Inflationary Economy:  Effective January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar will be the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). Through December 31, 2009, prior to being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ equity as part of Other Comprehensive Income; however subsequent to January 1, 2010, such adjustments will be reflected in earnings.

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar. The official exchange rate for non-essential goods has changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. As the devaluation of Bolivars relative to the U.S. dollar occurred in 2010, it did not have an impact on the Company’s 2009 results of operations or financial position; however the Company expects the following impacts to its financial statements in 2010:

•	the Company’s consolidated financial results in 2010 are expected to be adversely impacted as a result of the currency devaluation. Revlon Venezuela accounted for approximately 4% and 7% of the Company’s 2009 consolidated net sales and operating income, respectively; and

•	a foreign currency loss in the first quarter of 2010 of approximately $3 million related to the required re-measurement of Revlon Venezuela’s balance sheet during the first quarter of 2010 to reflect the impact of the currency devaluation. As Venezuela has been designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss will be reflected in earnings.

Possible refinancing of the 2006 Credit Agreements

As part of the Company’s strategy to continue to improve its capital structure, on February 25, 2010, the Company filed with the SEC a Current Report on Form 8-K disclosing that Products Corporation is exploring a possible refinancing of its existing 2006 Term Loan Facility and its 2006 Revolving Credit Facility, including disclosure of the possible principle terms and conditions of such refinancing. There can be no assurances that such refinancing will be finalized and closed. Products Corporation was in compliance with all applicable covenants under its 2006 Credit Agreements as of December 31, 2009 and the date of this filing.

22.	GUARANTOR FINANCIAL INFORMATION

Products Corporation’s 9 3/4% Senior Secured Notes due November 15, 2015 are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s other domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee the Products Corporation’s obligations under its 2006 Bank Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Consolidating Condensed Balance Sheets
As of December 31, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$27.4	$0.4	$26.7	$—	$54.5
Trade receivables, less allowances for doubtful accounts	81.1	15.5	85.1	—	181.7
Inventories	76.2	3.5	39.5	—	119.2
Prepaid expenses and other	60.1	4.3	26.5	—	90.9
Intercompany receivables	876.1	458.8	299.8	(1,634.7)	—
Investment in subsidiaries	(254.0)	(215.1)	—	469.1	—
Property, plant and equipment, net	94.3	1.1	16.3	—	111.7
Other assets	56.8	2.7	30.4	—	89.9
Goodwill, net	150.6	30.0	2.0	—	182.6

Total assets	$1,168.6	$301.2	$526.3	$(1,165.6)	$830.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Short-term borrowings	$—	$—	$0.3	$—	$0.3
Current portion of long-term debt	13.6	—	—	—	13.6
Accounts payable	55.8	5.0	21.6	—	82.4
Accrued expenses and other	133.2	9.5	66.2	—	208.9
Intercompany payables	510.2	625.6	498.9	(1,634.7)	—
Long-term debt	1,127.8	—	—	—	1,127.8
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	214.8	15.7	53.8	—	284.3

Total liabilities	2,162.4	655.8	640.8	(1,634.7)	1,824.3
Stockholder’s deficiency	(993.8)	(354.6)	(114.5)	469.1	(993.8)

Total liabilities and
Stockholder’s deficiency	$1,168.6	$301.2	$526.3	$(1,165.6)	$830.5

Consolidating Condensed Balance Sheets
As of December 31, 2008

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$18.7	$1.0	$33.1	$—	$52.8
Trade receivables, less allowances for doubtful accounts	82.0	13.1	74.8	—	169.9
Inventories	104.2	4.8	45.2	—	154.2
Prepaid expenses and other	48.2	3.4	28.9	—	80.5
Intercompany receivables	854.6	440.1	259.0	(1,553.7)	—
Investment in subsidiaries	(261.0)	(232.5)	—	493.5	—
Property, plant and equipment, net	97.0	1.5	14.3	—	112.8
Other assets	59.9	3.5	26.1	—	89.5
Goodwill, net	150.6	30.0	2.0	—	182.6

Total assets	$1,154.2	$264.9	$483.4	$(1,060.2)	$842.3

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Short-term borrowings	$—	$—	$0.5	$—	$0.5
Current portion of long-term debt	18.7	—	0.2	—	18.9
Accounts payable	54.8	2.5	20.8	—	78.1
Accrued expenses and other	153.3	10.4	61.7	—	225.4
Intercompany payables	463.5	602.4	487.8	(1,553.7)	—
Long-term debt	1,203.2	—	—	—	1,203.2
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	237.0	8.4	47.2	—	292.6

Total liabilities	2,237.5	623.7	618.2	(1,553.7)	1,925.7
Stockholder’s deficiency	(1,083.3)	(358.8)	(134.8)	493.5	(1,083.4)

Total liabilities and
Stockholder’s deficiency	$1,154.2	$264.9	$483.4	$(1,060.2)	$842.3

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$852.6	$71.0	$500.9	$(128.6)	$1,295.9
Cost of sales	373.0	31.2	199.1	(128.6)	474.7

Gross profit	479.6	39.8	301.8	—	821.2
Selling, general and administrative expenses	375.7	33.7	210.2	—	619.6
Restructuring costs and other, net	16.7	1.2	3.4	—	21.3

Operating income	87.2	4.9	88.2	—	180.3

Other expenses (income):
Intercompany interest, net	(2.0)	(1.5)	4.9	—	1.4
Interest expense	91.2	0.1	0.3	—	91.6
Interest income	—	—	(0.5)	—	(0.5)
Amortization of debt issuance costs	5.5	—	—	—	5.5
Loss on early extinguishment of debt, net	5.8	—	—	—	5.8
Foreign currency (gains) losses, net	(0.8)	0.4	9.3	—	8.9
Miscellaneous, net	(36.4)	(5.0)	42.4	—	1.0

Other expenses, net	63.3	(6.0)	56.4	—	113.7

Income from continuing operations before income taxes	23.9	10.9	31.8	—	66.6
Provision for income taxes	(25.6)	23.1	10.6	—	8.1

Income (loss) from continuing operations	49.5	(12.2)	21.2	—	58.5
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in earnings of subsidiaries	8.9	12.6	—	(21.5)	—

Net income	$58.7	$0.4	$21.2	$(21.5)	$58.8

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2008

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$898.9	$81.6	$510.0	$(143.7)	$1,346.8
Cost of sales	398.5	34.4	201.7	(143.7)	490.9

Gross profit	500.4	47.2	308.3	—	855.9
Selling, general and administrative expenses	431.5	40.5	229.6	—	701.6
Restructuring costs and other, net	(3.4)	—	(5.0)	—	(8.4)

Operating income	72.3	6.7	83.7	—	162.7

Other expenses (income):
Intercompany interest, net	(1.7)	(1.6)	3.3	—	—
Interest expense	119.1	0.1	0.5	—	119.7
Interest income	(0.4)	—	(0.3)	—	(0.7)
Amortization of debt issuance costs	5.6	—	—	—	5.6
Loss on early extinguishment of debt, net	0.7	—	—	—	0.7
Foreign currency (gains) losses, net	—	(1.4)	1.5	—	0.1
Miscellaneous, net	(35.5)	3.2	32.7	—	0.4

Other expenses, net	87.8	0.3	37.7	—	125.8

(Loss) income from continuing operations before income taxes	(15.5)	6.4	46.0	—	36.9
Provision for income taxes	(0.4)	(1.2)	17.5	—	15.9

(Loss) income from continuing operations	(15.1)	7.6	28.5	—	21.0
Income from discontinued operations, net of taxes	—	—	44.8	—	44.8
Equity in earnings of subsidiaries	80.8	58.1	—	(138.9)	—

Net income	$65.7	$65.7	$73.3	$(138.9)	$65.8

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2007

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$901.7	$100.2	$492.2	$(127.0)	$1,367.1
Cost of sales	386.0	43.6	203.1	(127.0)	505.7

Gross profit	515.7	56.6	289.1	—	861.4
Selling, general and administrative expenses	464.1	46.4	218.2	—	728.7
Restructuring costs and other, net	6.5	—	0.8	—	7.3

Operating income	45.1	10.2	70.1	—	125.4

Other expenses (income):
Intercompany interest, net	(1.2)	0.1	1.1	—	—
Interest expense	135.1	—	0.5	—	135.6
Interest income	(1.4)	—	(0.5)	—	(1.9)
Amortization of debt issuance costs	3.3	—	—	—	3.3
Loss on early extinguishment of debt, net	0.1	—	—	—	0.1
Foreign currency gains, net	(2.0)	—	(4.8)	—	(6.8)
Miscellaneous, net	(37.8)	1.0	36.4	—	(0.4)

Other expenses, net	96.1	1.1	32.7	—	129.9

(Loss) income from continuing operations before income taxes	(51.0)	9.1	37.4	—	(4.5)
Provision for income taxes	(11.5)	9.5	9.4	—	7.4

(Loss) income from continuing operations	(39.5)	(0.4)	28.0	—	(11.9)
Income from discontinued operations, net of taxes	—	—	2.9	—	2.9
Equity in earnings of subsidiaries	30.4	17.5	—	(47.9)	—

Net (loss) income	$(9.1)	$17.1	$30.9	$(47.9)	$(9.0)

Consolidating Condensed Statement of Cash Flow
For the Year Ended December 31, 2009

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$112.1	$(1.6)	$(7.2)	$—	$103.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.7)	(0.2)	(3.3)	—	(15.2)
Proceeds from the sale of certain assets including a non-core trademark	—	—	2.5	—	2.5

Net cash used in investing activities	(11.7)	(0.2)	(0.8)	—	(12.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	5.2	1.0	(0.2)	—	6.0
Proceeds from the issuance of long-term debt	326.4	—	—	—	326.4
Repayment of long-term debt	(400.1)	—	(0.3)	—	(400.4)
Payment of financing costs	(23.4)	—	—	—	(23.4)

Net cash (used in) provided by financing activities	(91.9)	1.0	(0.5)	—	(91.4)

Net cash provided by discontinued operations	0.2	—	—	—	0.2

Effect of exchange rate changes on cash and cash equivalents	—	0.1	2.2	—	2.3

Net increase (decrease) in cash and cash equivalents	8.7	(0.7)	(6.3)	—	1.7
Cash and cash equivalents at beginning of period	18.7	1.0	33.1	—	52.8

Cash and cash equivalents at end of period	$27.4	$0.3	$26.8	$—	$54.5

Consolidating Condensed Statement of Cash Flow
For the Year Ended December 31, 2008

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$37.0	$(3.7)	$(0.2)	$—	$33.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.4)	(0.7)	(4.6)	—	(20.7)
Proceeds from the sale of assets of discontinued operations	107.6	—	—	—	107.6
Proceeds from the sale of certain assets including a non-core trademark	6.1	—	7.5	—	13.6

Net cash provided by (used in) investing activities	98.3	(0.7)	2.9	—	100.5

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	3.6	0.5	(1.0)	—	3.1
Repayment under the 2006 Revolving Credit Facility, net	(43.5)	—	—	—	(43.5)
Proceeds from the issuance of long-term debt — affiliates	170.0	—	—	—	170.0
Repayment of long-term debt	(173.7)	—	(0.2)	—	(173.9)
Repayment of long-term debt — affiliates	(63.0)	—	—	—	(63.0)
Payment of financing costs	(4.6)	—	—	—	(4.6)

Net cash (used in) provided by financing activities	(111.2)	0.5	(1.2)	—	(111.9)

Net cash (used in) provided by discontinued operations	(12.7)	—	0.5	—	(12.2)

Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(1.6)	—	(1.8)

Net increase (decrease) in cash and cash equivalents	11.4	(4.1)	0.4	—	7.7
Cash and cash equivalents at beginning of period	7.3	5.0	32.8	—	45.1

Cash and cash equivalents at end of period	$18.7	$0.9	$33.2	$—	$52.8

Consolidating Condensed Statement of Cash Flow
For the Year Ended December 31, 2007

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(12.3)	$0.7	$11.9	$—	$0.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.8)	(0.3)	(3.7)	—	(19.8)
Proceeds from the sale of certain assets including a non-core trademark	1.8	—	0.6	—	2.4

Net cash used in investing activities	(14.0)	(0.3)	(3.1)	—	(17.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	(1.7)	—	(3.7)	—	(5.4)
Repayment under the 2006 Revolving Credit Facility, net	(14.0)	—	—	—	(14.0)
Proceeds from the issuance of long-term debt	—	—	0.7	—	0.7
Repayment of long-term debt	(50.0)	—	(0.2)	—	(50.2)
Capital contribution from direct parent, net	98.9	—	—	—	98.9
Payment of financing costs	(0.9)	—	—	—	(0.9)

Net cash provided by (used in) financing activities	32.3	—	(3.2)	—	29.1

Net cash used in discontinued operations	—	—	(2.6)	—	(2.6)

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	0.6	—	0.5

Net increase in cash and cash equivalents	6.0	0.3	3.6	—	9.9
Cash and cash equivalents at beginning of period	1.3	4.8	29.1	—	35.2

Cash and cash equivalents at end of period	$7.3	$5.1	$32.7	$—	$45.1

Schedule II

REVLON, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(dollars in millions)

	Balance at	Charged to		Balance at
	Beginning	Cost and	Other	End of
	Year	Expenses	Deductions	Year

Allowance for Doubtful Accounts(1):
2009	$3.3	$0.9	$(0.4)	$3.8
2008	3.5	0.4	(0.6)	3.3
2007	3.5	(0.4)	0.4	3.5
Allowance for Volume and Early Payment Discounts(2):
2009	$13.5	$56.2	$(55.3)	$14.4
2008	15.2	56.0	(57.7)	13.5
2007	13.7	52.1	(50.6)	15.2
Allowance for Sales Returns(3):
2009	$70.2	$86.0	$(90.7)	$65.5
2008	80.4	84.7	(94.9)	70.2
2007	124.6	92.3	(136.5)	80.4

(1)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(2)	Discounts taken, reclassifications and foreign currency translation adjustments.

(3)	Sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revlon, Inc.
(Registrant)

By: /s/ Alan T. Ennis	By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono

Alan T. Ennis President, Chief Executive Officer and Director	Steven Berns Executive Vice President and Chief Financial Officer	Gina M. Mastantuono Senior Vice President, Corporate Controller and Chief Accounting Officer

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 25, 2010 and in the capacities indicated.

Signature		Title

/s/	Ronald O. Perelman	Chairman of the Board and Director

(Ronald O. Perelman)

/s/	Barry F. Schwartz	Director

(Barry F. Schwartz)

/s/	David L. Kennedy	Vice Chairman and Directory

(David L. Kennedy)

/s/	Alan S. Bernikow	Director

(Alan S. Bernikow)

/s/	Paul J. Bohan	Director

(Paul J. Bohan)

/s/	Meyer Feldberg	Director

(Meyer Feldberg)

/s/	Ann D. Jordan	Director

(Ann D. Jordan)

/s/	Debra L. Lee	Director

(Debra L. Lee)

/s/	Tamara Mellon	Director

(Tamara Mellon)

/s/	Richard J. Santagati	Director

(Richard J. Santagati)

/s/	Kathi P. Seifert	Director

(Kathi P. Seifert)