Form 10-K
period 2010-12-31
REVLON INC /DE/
filed 2011-02-17
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐     No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $125,270,475.

As of December 31, 2010, 48,776,970 shares of Class A Common Stock and 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to shareholders in connection with its Annual Meeting of Stockholders to be held on or about June 3, 2011 are incorporated by reference into Part III of this Form 10-K.

Revlon, Inc. and Subsidiaries

Form 10-K

For the Year Ended December 31, 2010

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	[Removed and Reserved by SEC Release Nos. 33-9089A and 34-61175A]	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	59

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV
Item 15.	Exhibits and Financial Statement Schedules	66
	Index to Consolidated Financial Statements and Schedules	F-1
	Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
	Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	F-3
	Financial Statements	F-4
	Financial Statement Schedule	F-70
	Signatures
	Certifications
	Exhibits
EX-10.3
EX-10.5
EX-21.1
EX-23.1
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

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

The Company’s Business Strategy

The Company’s strategic goal is to profitably grow our business. The business strategies employed by the Company to achieve this goal are:

1.	Building our strong brands. We continue to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners.

2.	Developing our organizational capability. We continue to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training.

3.	Driving our company to act globally. We continue to drive common global processes which are designed to provide the most efficient and effective allocation of our resources.

4.	Increasing our operating profit and cash flow. We continue to focus on increasing our operating profit and cash flow.

5.	Improving our capital structure. We continue to improve our capital structure by focusing on strengthening our balance sheet and reducing debt.

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

The 2010 Refinancing also included refinancing Products Corporation’s 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at December 31, 2009 (the “2006 Revolving Credit Facility” and together with the 2006 Term Loan Facility, the “2006 Credit Facilities” and such agreements, the “2006 Credit Agreements”), with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation, as borrower, the lenders party thereto, CGMI and Wells Fargo Capital Finance, LLC (“WFS”), as joint lead arrangers, CGMI, WFS, BAS, JPM Securities and Credit Suisse, as joint bookrunners, and CUSA, as administrative agent and collateral agent.

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

ANTI-PERSPIRANT
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

The Company sells face makeup, including foundation, powder, blush and concealers, under the Revlon brand name. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates the Company’s patented Botafirm ingredients to help reduce the appearance of lines and wrinkles. Revlon Age Defying Spa foundation and concealer instantly revitalize and brighten, while protecting against the appearance of fine lines. The Company also markets a complete range of Revlon ColorStay liquid and powder face makeup with patented long-wearing ingredients and SoftFlex technology for enhanced comfort. The Revlon ColorStay Mineral collection includes Revlon ColorStay Mineral Mousse makeup, as well as Revlon ColorStay Mineral pressed blush and bronzer. Revlon ColorStay Aqua Mineral Makeup provides an instant cooling burst of hydrating coconut water for a luminous look that lasts all day. The Revlon PhotoReady franchise, which includes makeup, powder and finisher, are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light. Revlon PhotoReady Compact Makeup has an innovative screen that transforms cream to liquid and dries down to a soft powder finish. Revlon PhotoReady Concealer is an all-over face concealer that helps erase imperfections and camouflage dark under-eye circles.

The Company markets several different lines of Revlon lip makeup, including lipstick, lip gloss and lip liner, under several Revlon brand names. Revlon Super Lustrous is the Company’s flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lip gloss, and has LiquiSilk technology designed to boost moisturization using silk dispersed in emollients. Revlon ColorStay Soft & Smooth lip color, with patented ingredients, offers long-wearing benefits while enhancing comfort with SoftFlex technology, while Revlon ColorStay Overtime is a two-step long-wear lipcolor that uses patented transfer resistant technology and gives the consumer up to 24 hours of color. Revlon ColorStay Ultimate liquid lipstick is the first and only lipcolor that has patented ColorStay long-wearing technology, which is comfortable, food-proof and wears for up to 24 hours in one simple step. Revlon ColorStay Mineral lipglaze is the Company’s first long-wearing lip gloss with up to eight hours of wear. Revlon Just Bitten is a dual ended Lip Stain and Lip Balm that provides kiss-proof color with soft shine. Revlon ColorBurst lipgloss is a high-shine luxurious lipgloss available in 15 shades that provides a pop of weightless color and mirror-like shine.

The Company’s eye makeup products include mascaras, eyeliners, eye shadows and brow products, under several Revlon brand names. In mascaras, key franchises include Revlon Grow Luscious, a lengthening mascara with a conditioning formula that complements lashes’ natural growth cycle so lashes get stronger; Revlon DoubleTwist, a mascara featuring a unique two-in-one brush for massive volume and remarkable definition; Revlon Lash Fantasy Total Definition, a two-step primer and mascara with lash-separating brushes for enhanced definition; and Revlon CustomEyes, a mascara that provides two different lash looks — either length and drama or length and definition with one revolutionary adjustable bristle brush. In eyeliners, Revlon ColorStay eyeliners deliver beautiful color that wears up to 16 hours and Revlon Luxurious Color liners have a smooth formula that provides rich, luxurious color. Revlon Luxurious Color smoky eye crayon provides a smoky eye effect with creamy, rich color. In eye shadow, Revlon ColorStay 12-hour patented long-wearing eyeshadow has silky, smooth color that does not crease, fade or smudge, while Revlon Luxurious Color eyeshadows in satin, perle and matte finishes offer rich, smooth and velvety application. Revlon CustomEyes shadow and liner provides a coordinated eye look with four shadows and a liner in each palette.

The Company’s nail color and nail care lines include enamels, treatments and cuticle preparations. The Company’s core Revlon nail enamel uses a patented formula that provides consumers with improved wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company offers eight nail care products including the Company’s topselling Revlon Quick Dry Top Coat and Revlon Quick Dry Basecoat that help extend the wear and quality of a manicure. Revlon Top Speed nail enamel is a quick dry nail color that sets in 60 seconds and comes in 32 on-trend shades. Revlon Scented nail enamel is scented when dry and comes in 16 shades.

Hair — Revlon:  The Company sells both hair color and haircare products throughout the world. In women’s hair color, the Company markets brands, including Revlon ColorSilk, with patented ingredients which offer radiant, rich color with conditioning. Revlon Colorsilk Luminista, a line extension to Revlon Colorsilk, is designed to add vibrant color and high shine to naturally dark hair.

Beauty Tools — Revlon:  The Company sells Revlon beauty tools, which include nail, eye and pedicure grooming tools, such as clippers, scissors, files, tweezers, eye lash curlers and a full line of makeup brushes under the Revlon brand name. Revlon beauty tools are sold individually and in sets.

Cosmetics — Almay:  The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. Almay products include face and eye makeup and makeup removers.

Within the face category, Almay Smart Shade offers patented ingredients for foundation and concealer that are designed to match consumer skin tones. The Almay Smart Shade franchise includes Almay Smart Shade Smart Balance pressed powder, the first pressed powder launch for the Almay Smart Shade franchise. Almay TLC Truly Lasting Color makeup and pressed powder have long-wearing formulas that help nourish and protect the skin for up to 16 hours of coverage. Also, Almay Wake-Up foundation is an innovative powder formula that delivers a radiant, well-rested look while offering a cooling sensation to the skin.

In eye makeup, the flagship brand, Almay Intense i-Color, enhances and intensifies eyes through color-coordinated shades of shadow, liner and mascara for each eye color. The Almay Intense i-Color Smoky-i kit helps consumers achieve the smoky eye look with ease. The Almay One Coat mascara franchise includes products for lash thickening and visible lengthening, and the patented Almay Triple Effect mascara offers a more dramatic look. Almay One Coat Get Up & Grow mascara provides instant lengthening, while conditioning to promote long-term lash health and growth. Almay eye makeup removers are offered in a range of pads and towelettes.

Anti-perspirant deodorants:  In the anti-perspirant deodorants product category, the Company markets Mitchum anti-perspirant products, with patented ingredients, in many countries. The Company plans to introduce Mitchum Advanced Control, a line of stick/solid antiperspriants offered in five fragrances. Mitchum Advanced Control delivers a new formula featuring FreshDefense technology which offers the highest level of active ingredient for maximum protection against wetness and odor.

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

As of December 31, 2010, the Company employed approximately 140 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2010, 2009 and 2008, the Company spent $24.0 million, $23.9 million and $24.3 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2010, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in North Carolina, Venezuela, France and South Africa and at third-party facilities around the world.

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

Distribution

The Company’s products are sold in more than 100 countries across six continents. The Company’s worldwide sales force had approximately 220 people as of December 31, 2010. In addition, the Company utilizes sales representatives and independent distributors to serve certain markets and related distribution channels.

United States.  Net sales in the U.S. accounted for approximately 55% of the Company’s 2010 net sales, more than a majority of which were made in the mass retail channel. The Company also sells a broad range of its products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complimentary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2010, twelve (12) of such complimentary licenses were in effect relating to eighteen (18) product categories, which are marketed principally in the mass-market distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which have been prepaid from time to time.

The Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

Outside of the United States.  Net sales outside the U.S. accounted for approximately 45% of the Company’s 2010 net sales. The five largest countries in terms of these sales were South Africa, Australia, Canada, the U.K and Venezuela, which together accounted for approximately 25% of the Company’s 2010 consolidated net sales. The Company distributes its products through drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores such as perfumeries. At December 31, 2010, the Company actively sold its products through wholly-owned subsidiaries established in 14 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Walmart, Walgreens, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Boots in the United Kingdom. Walmart and its affiliates worldwide accounted for approximately 22% of the Company’s 2010 consolidated net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. Risk Factors — “The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse affect on the Company’s business, financial condition and/or results of operations”).

Competition

The consumer products business is highly competitive. The Company competes primarily by:

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

The Company competes in selected product categories against a number of multi-national manufacturers. In addition to products sold in the mass retail channel and demonstrator-assisted channels, the Company’s products also compete with similar products sold in prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets. The Company’s competitors include, among others, L’Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. and The Estée Lauder Companies Inc. (See Item 1A. Risk Factors — “Competition in the consumer products business could have a material adverse affect on the Company’s business, financial condition and/or results of operations”).

Patents, Trademarks and Proprietary Technology

The Company’s major trademarks are registered in the U.S. and in over 150 other countries, and the Company considers trademark protection to be very important to its business. Significant trademarks include Revlon, Revlon ColorStay, Revlon Age Defying makeup with Botafirm, Revlon Super Lustrous, Almay, Almay Smart Shade, Mitchum, Charlie, Jean Naté, Revlon ColorSilk and, outside the U.S., Gatineau and Ultima II. The Company regularly renews its trademark registrations in the ordinary course of business.

The Company utilizes certain proprietary, patent-pending or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, including Revlon ColorStay Mineral blush and foundation, Revlon ColorStay Ultimate liquid lipstick and Revlon New Complexion makeup; Revlon Age Defying cosmetics; the Revlon Beyond Natural collection; Fabulash mascara; Almay Smart Shade makeup; Almay Intense i-Color eye makeup; Revlon ColorSilk hair color; Mitchum anti-perspirant; and the Revlon Pedi-Expert pedicure tool. The Company also protects certain of its packaging and component concepts through patents. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Patents in the U.S. are effective for up to 20 years and international patents are generally effective for up to 20 years. The patents that the Company currently has in place expire at various times between 2011 and 2031 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

Government Regulation

The Company is subject to regulation by the Federal Trade Commission (the “FTC”) and the Food and Drug Administration (the “FDA”) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the “EU”), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company’s capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. (See “Risk Factors — The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations”).

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain geographic, financial and other information of the Company is set forth in the Consolidated Statements of Operations and Note 21, “Geographic, Financial and Other Information”, to the Company’s Consolidated Financial Statements.

Employees

As of December 31, 2010, the Company employed approximately 4,900 people. As of December 31, 2010, approximately 20 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

Available Information

The public may read and copy any materials that the Company files with the SEC, including, without limitation, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.revloninc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 1A.	Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business.

Revlon, Inc. is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, are pledged by Revlon, Inc. to secure its obligations under the 2010 Credit Agreements and the 9 3/4% Senior Secured Notes.

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net income has historically consisted predominantly of its equity in the net income of Products Corporation, which for 2010, 2009 and 2008 was approximately $324.3 million, $58.8 million and $65.8 million, respectively (which excluded approximately $7.3 million, $9.5 million and $7.7 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company). Products Corporation’s $324.3 million of net income for 2010 included a one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s current expectations for the realization of such deferred tax benefits in the U.S. Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon, Inc.’s Board of Directors.

Revlon, Inc. expects that quarterly dividends on shares of Revlon, Inc.’s Series A preferred stock, par value $0.01 per share (the “Preferred Stock”), will be funded by cash interest payments to be received by

Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes). Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the Contributed Loan. The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2010 Credit Agreements, the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture. Under the Delaware General Corporation Law, Revlon, Inc. is permitted to pay dividends only from its “surplus,” which is the excess of its total assets over the sum of its liabilities plus the aggregate par value of its outstanding capital stock, or if Revlon, Inc. has no surplus, out of its net profits for the year in which a dividend is declared and for the immediately preceding fiscal year. Additionally, Revlon, Inc. is permitted to redeem the Preferred Stock only from its surplus. In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Preferred Stock upon redemption. (See “The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and is subordinate to the Company’s indebtedness. However, pursuant to the Senior Subordinated Term Loan Agreement, the Preferred Stock is senior in right of payment to the payment of principal under such loan prior to its respective maturity dates.”)

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

The terms of the 2010 Credit Agreements, the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes (the “9 3/4% Senior Secured Notes Indenture”) and the Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends, advancing or making distributions to Revlon, Inc. except in limited circumstances (including, without limitation, that Products Corporation is permitted to pay dividends, advance and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon, Inc.’s outstanding securities or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan). This limitation therefore restricts Revlon, Inc.’s ability to pay dividends on its Class A Common Stock.

All of the shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation’s obligations under the 2010 Credit Agreements and the 9 3/4% Senior Secured Notes. A foreclosure upon the shares of Products Corporation’s common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s Common Stock and Preferred Stock and would be a change of control under Products Corporation’s other debt instruments. See also, “— Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2010 Credit Agreements and the 9 3/4% Senior Secured Notes Indenture and could have other consequences.”

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2010, the Company’s total indebtedness was $1,219.1 million, primarily including $794.0 million aggregate principal amount outstanding under the 2010 Term Loan Facility, $330.0 million in aggregate principal face amount outstanding of Products Corporation’s 9 3/4% Senior Secured Notes and $58.4 million under the Non-Contributed Loan (as hereinafter defined). Also, Revlon, Inc. has $48.6 million in liquidation preference of Preferred Stock to be paid by Revlon, Inc. at maturity. While Revlon, Inc. achieved net income of $327.3 million (with $327.0 million of income from continuing operations (which included a one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s current expectations for the realization of such deferred tax benefits in the U.S.)) and $48.8 million (with $48.5 million of income from continuing operations) for the years ended December 31, 2010 and 2009, respectively, the Company has a history of net losses prior to 2008 and, in addition, if it is unable to achieve sustained profitability and free cash flow in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

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

Although agreements governing Products Corporation’s indebtedness, including the 2010 Credit Agreements, the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes and the Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company’s current debt levels, the risks described above may increase.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The 2010 Term Loan Facility matures in March 2015, the 2010 Revolving Credit Facility matures in March 2014, the Contributed Loan under the Senior Subordinated Term Loan matures in October 2013, the Non-Contributed Loan under the Senior Subordinated Term Loan matures in October 2014, and the 9 3/4% Senior Secured Notes mature in November 2015. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9 3/4% Senior Secured Notes if a change of control occurs or in the event that

Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon, Inc. equity, seek to sell Revlon, Inc. debt securities or Products Corporation debt securities or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable the Company to comply with the financial covenants under the 2010 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes or any of its other debt instruments (including the 2010 Credit Agreements and the Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See “Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply”).

The future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, could adversely impact the Company’s ability to refinance or replace Products Corporation’s outstanding indebtedness at or prior to their respective maturity dates, which would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.

Agreements governing Products Corporation’s outstanding indebtedness, including the 2010 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Senior Subordinated Term Loan Agreement, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

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

In addition, the 2010 Credit Agreements contain financial covenants limiting Products Corporation’s senior secured debt-to-EBITDA ratio (in the case of the 2010 Term Loan Agreement) and, under certain circumstances, requiring Products Corporation to maintain a minimum consolidated fixed charge coverage ratio (in the case of the 2010 Revolving Credit Agreement). These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to fund the costs of executing the Company’s business strategy and to grow the Company’s business, as well as to fund general corporate purposes.

The breach of the 2010 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2010 Credit Agreements, which would in turn constitute an event of default under the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the Non-Contributed Loan or the trustee or the holders of at least 30% of the outstanding principal amount of the notes under the 9 3/4% Senior Secured Notes Indenture. In addition, holders of Products Corporation’s outstanding 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 9 3/4% Senior Secured Notes Indenture. Upon a change of control, Products Corporation would be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes Indenture, to repay in full the Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming all of the Preferred Stock. (See “Products Corporation’s ability to pay the principal of its indebtedness depends on many factors”). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2010 Credit Agreements or the Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 9 3/4% Senior Secured Notes.

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

Under such circumstances, Products Corporation may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2010 Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the 2010 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may not do so on terms which are favorable to it and/or Revlon, Inc.

In the event that Products Corporation was unable to obtain any such waiver or amendment, Products Corporation’s inability to meet the financial covenants or other provisions of the 2010 Credit Agreements would constitute an event of default under the 2010 Credit Agreements, which would permit the bank lenders to accelerate the 2010 Credit Agreements, which in turn would constitute an event of default under the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from MacAndrews & Forbes with respect to the Non-Contributed Loan or the trustee or the holders of at least 30% of the outstanding principal amount of the outstanding notes under the 9 3/4% Senior Secured Notes Indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation was required to repurchase its outstanding 9 3/4% Senior Secured Notes or repay the Senior Subordinated Term Loan or repay the

2010 Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation was unable to repay, refinance or restructure its indebtedness under the 2010 Credit Agreements and/or the 9 3/4% Senior Secured Notes, the lenders and the noteholders, as applicable, subject to certain conditions and limitations as set forth in the third amended and restated intercreditor agreement, could proceed against the collateral securing that indebtedness.

Limits on Products Corporation’s borrowing capacity under the 2010 Revolving Credit Facility may affect the Company’s ability to finance its operations.

While the 2010 Revolving Credit Facility currently provides for up to $140.0 million of commitments, Products Corporation’s ability to borrow funds under this facility is limited by a borrowing base determined relative to the value, from time to time, of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S.

If the value of these eligible assets is not sufficient to support the full $140.0 million borrowing base, Products Corporation will not have full access to the 2010 Revolving Credit Facility, but rather could have access to a lesser amount determined by the borrowing base. As Products Corporation continues to manage its working capital, this could reduce the borrowing base under the 2010 Revolving Credit Facility. Further, if Products Corporation borrows funds under this facility, subsequent changes in the value or eligibility of the assets within the borrowing base could cause Products Corporation to be required to pay down the amounts outstanding so that there is no amount outstanding in excess of the then-existing borrowing base.

Products Corporation’s ability to make borrowings under the 2010 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the 2010 Revolving Credit Agreement, including a fixed charge coverage ratio that applies when the difference between (1) the borrowing base under the 2010 Revolving Credit Facility and (2) the amounts outstanding under such facility is less than $20.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the 2010 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

At December 31, 2010, the 2010 Term Loan Facility was fully drawn, and the Company had a liquidity position of approximately $185.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of approximately $73.3 million, as well as approximately $111.7 million in available borrowings under the 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million outstanding letters of credit and nil then drawn under the 2010 Revolving Credit Facility at such date.

The 2010 Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $140.0 million commitment if and when Products Corporation seeks to draw under the 2010 Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the 2010 Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. While Products Corporation has never had any of its lenders under the 2010 Revolving Credit Facility fail to fulfill their lending commitment, economic conditions in late 2008 and 2009 and the volatility in the financial markets during that time period have impacted the liquidity and financial condition of certain banks and financial institutions. Based on information available to the Company, the Company has no reason to believe that any of the lenders under Products Corporation’s 2010 Revolving Credit Facility would be unable to fulfill their commitments to lend as of December 31, 2010. However, if one or more lenders under the 2010 Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, could have an adverse affect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2010, $785.7 million of Products Corporation’s total indebtedness, or approximately 65% of Products Corporation’s total indebtedness, was subject to floating interest rates.

Under the 2010 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate (as defined in the 2010 Term Loan Agreement) plus 4.0% per annum (provided that in no event shall the Eurodollar Rate be less than 2.0% per annum), which is based upon LIBOR, or the Alternate Base Rate (as defined in the 2010 Term Loan Agreement) plus 3.0% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5% (provided that in no event shall the Alternative Base Rate be less than 3.0% per annum). At December 31, 2010, the Eurodollar Rate, LIBOR and the Alternate Base Rate were 2.0% (as a result of the Eurodollar Rate floor referred to above), 0.3% and 3.25%, respectively. Borrowings under the 2010 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 3.0% per annum or (ii) the Alternate Base Rate (as defined in the 2010 Revolving Credit Agreement) plus 2.0% per annum. Local Loans (as defined in the 2010 Revolving Credit Agreement) bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus 3.0% per annum or (ii) if in U.S. dollars at the Alternate Base Rate plus 2.0% per annum.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans.

Based on the amounts outstanding under the 2010 Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2010, an increase in LIBOR of 1% would increase the Company’s annual interest expense by approximately $8.1 million (assuming that the Eurodollar Rate is at least 2.0% per annum). Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into other interest hedging contracts, Products Corporation may not be able to do so on a cost-effective basis, any additional hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development,

operations, law and finance. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the new product launches by, and sales of such new products to, the Company’s retail customers may not be as high as the Company anticipates;

•	the Company’s advertising, promotional and marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

•	the rate of purchases by the Company’s consumers may not be as high as the Company anticipates;

•	the Company’s wall displays to showcase the new products may fail to achieve their intended effects;

•	the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of its new product launches or retailer space reconfigurations or reductions in retail display space or the Company’s net sales may be impacted by retailer inventory management or changes in retailer pricing or promotional strategies;

•	the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising, promotional and marketing expenses, sales return expenses or other costs related to launching new products;

•	the Company may experience a decrease in sales of certain of the Company’s existing products as a result of newly-launched products;

•	the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•	any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers, to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under “The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions to this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations” could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

Each of the risks referred to above could delay or impede the Company’s ability to achieve its sales objectives, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2010 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2010 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including cash requirements in connection with the payment of expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases and costs and regularly scheduled pension and post-retirement plan contributions and benefit payments.

If the Company’s anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotions or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2010 Credit Agreements.

If operating revenues, cash on hand and funds available for borrowing are insufficient to cover the Company’s expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the 2010 Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	implementing new or revising existing restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties;

•	selling additional Revlon, Inc. equity or debt securities or Products Corporation debt securities; or

•	reducing other discretionary spending.

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

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2010 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. See also, “— Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply” which discusses, among other things, the consequences of noncompliance with Products Corporation’s credit agreement covenants.

Economic conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations or on the financial condition of its customers and suppliers.

The economic conditions in late 2008, 2009 and 2010, both in the U.S. and in many other countries where the Company operates, have contributed and may continue to contribute to high unemployment levels, lower consumer spending and reduced credit availability, and have impacted business and consumer confidence. Such conditions could have an impact on consumer purchases and/or retail customer purchases of the Company’s products, which could result in a reduction of net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company’s customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.

For 2010, 2009 and 2008, Walmart, Inc. accounted for approximately 22%, 23% and 23%, respectively, of the Company’s worldwide net sales. The Company expects that for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. These customers have demanded, and may continue to demand, increased service and other accommodations. The Company may be affected by changes in the policies and demands of its retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

The loss of Walmart or one or more of the Company’s other customers that may account for a significant portion of the Company’s net sales, or any significant decrease in sales to these customers, including as a result of retailer consolidation, retailer inventory management, changes in retailer pricing or promotional strategies or retailer space configurations or any significant decrease in the Company’s retail display space in any of these customers’ stores, could reduce the Company’s net sales and/or operating income and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company’s pension plans.

Declines in the U.S. and global financial markets in late 2008 resulted in significant declines on pension plan assets for 2008, which resulted in increased pension expense for 2009 and increased cash contributions to the Company’s pension plans for 2010 and beyond. Future volatility in the financial markets may further affect the Company’s return on pension plan assets for 2011 and in subsequent years. Interest rate levels will affect the discount rate used to value the Company’s year-end pension benefit obligations. One or more of these factors, individually or taken together, could further impact required cash contributions to the Company’s pension plans and pension expense in 2011 and beyond. Any one or more of these conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Competition in the cosmetics and beauty care products business could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The cosmetics and beauty care products business is highly competitive. The Company competes primarily by:

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

An increase in or change in the current level of competition that the Company faces could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2010, the Company had operations based in 14 foreign countries and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America (including Venezuela) and South Africa, which could adversely affect the Company’s business, financial condition and/or results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, currency controls, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

The Company’s subsidiary in Venezuela accounted for approximately 3% and 2% of the Company’s consolidated net sales and operating income, respectively, as of December 31, 2010. Effective January 1, 2010 Venezuela has been designated as a highly inflationary economy under U.S. GAAP and on January 8, 2010 the Venezuelan government announced the devaluation of its local currency. As a result of the hyperinflationary designation and devaluation of the local currency in Venezuela, the Company’s results of operations in 2010 were adversely impacted. (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy in 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010).

The Company’s net sales outside of the U.S. for the years ended December 31, 2010, 2009 and 2008 were approximately 45%, 42% and 42% of the Company’s total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect the Company’s results of operations and the value of its foreign assets in 2010, which in turn may adversely affect the Company’s reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2010, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $46.0 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.

Terrorist attacks, acts of war or military actions may adversely affect the markets in which the Company operates and the Company’s business, financial condition and/or results of operations.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Madrid, Spain and London, England, attempted attacks, military responses to terrorist attacks and future developments, or other military actions, such as the military actions in Iraq and Afghanistan, may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced demand for the Company’s products. These developments subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations.

The Company is subject to regulation by the FTC and the FDA in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2010 Credit Agreements and the 9 3/4% Senior Secured Notes Indenture and could have other consequences.

All of Products Corporation’s shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the 2010 Credit Agreements and the 9 3/4% Senior Secured Notes. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon, Inc.’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes.

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes which are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the 2010 Credit Agreements, the Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture. A change of control constitutes an event of default under the 2010 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2010 Credit Facilities. In addition, holders of the 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes Indenture, to repay in full the Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming the Preferred Stock.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the 2010 Credit Facilities or to repurchase or redeem the 9 3/4% Senior Secured Notes and/or to repay the Contributed Loan that Revlon, Inc. expects to use to redeem the Preferred Stock and/or repay the Non-Contributed Loan. (See “The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the 2010 Credit Agreements, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

MacAndrews & Forbes has the power to direct and control the Company’s business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned, at December 31, 2010, approximately 78% of Revlon, Inc.’s outstanding Class A and Class B Common Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A Common Stock, Class B Common Stock and Preferred Stock). As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of the Company’s assets, issuances of capital stock and similar transactions.

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

There can be no assurance that any market for the Preferred Stock will develop or, if one does develop, that it will be maintained. If an active market for the Preferred Stock fails to develop or be sustained, the trading price of the Preferred Stock could be materially adversely affected. Revlon, Inc. has not, nor does it intend to, apply for listing of the Preferred Stock on any securities exchange. The liquidity of the trading market in the Preferred Stock, and the market price quoted for the Preferred Stock, may be materially adversely affected by:

•	changes in the overall market for preferred equity securities;

•	changes in the Company’s financial performance or prospects;

•	the prospects of other companies in the Company’s industry generally;

•	the number of holders of Preferred Stock;

•	the interest of securities dealers in making a market for Preferred Stock; and

•	prevailing interest rates.

Revlon, Inc. may be restricted by the terms of the applicable provisions of Delaware law from paying dividends on the Preferred Stock and/or redeeming the Series A Preferred Stock.

Under Delaware law, Revlon, Inc. is permitted to pay dividends only from its “surplus,” which is the excess of Revlon, Inc.’s total assets over the sum of its liabilities plus the aggregate par value of Revlon, Inc.’s outstanding capital stock, or if Revlon, Inc. has no surplus, out of its net profits for the year in which the dividend is declared and/or for the immediately preceding fiscal year. Revlon, Inc. cannot assure holders of the Preferred Stock that Revlon, Inc. will have any surplus or net profits so that it will be able to pay quarterly dividends on the Preferred Stock. Additionally, Revlon, Inc. is permitted to redeem its capital stock, including the Preferred Stock, only from its surplus. Revlon, Inc. cannot assure holders of the Preferred Stock that Revlon, Inc. will have any surplus at such time as it may be required to redeem the Preferred Stock. In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Preferred Stock upon redemption.

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

The following table sets forth, as of December 31, 2010, the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

		Approximate
Location	Use	Floor Space Sq. Ft.

Oxford, North Carolina	Manufacturing, warehousing, distribution and office(a)	1,012,000
Mississauga, Canada	Warehousing, distribution and office (leased)	195,000
Caracas, Venezuela	Manufacturing, distribution and office	145,000
Canberra, Australia	Warehousing, distribution and office (leased)	125,000
Edison, New Jersey	Research and office (leased)	123,000
Rietfontein, South Africa	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Warehousing and distribution (leased)	92,000

(a)	Property subject to liens under the 2010 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2010). Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3.	Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations.

As previously announced, on October 8, 2009 the Company consummated its voluntary exchange offer in which, among other things, Revlon, Inc. issued to stockholders who elected to exchange shares (other than MacAndrews & Forbes) 9,336,905 shares of its Preferred Stock in exchange for the same number of shares of Revlon, Inc. Class A Common Stock tendered in the Exchange Offer (the “Exchange Offer”). On

April 24, 2009, May 1, 2009, May 5, 2009 and May 12, 2009, respectively, four purported class actions were filed by each of Vern Mercier, Arthur Jurkowitz, Suri Lefkowitz and T. Walter Heiser in the Court of Chancery of the State of Delaware (the “Chancery Court”). On May 4, 2009, a purported class action was filed by Stanley E. Sullivan in the Supreme Court of New York, New York County. Each such lawsuit was brought against Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes, and challenged a merger proposal made by MacAndrews & Forbes on April 13, 2009, which would have resulted in MacAndrews & Forbes and certain of its affiliates owning 100% of Revlon, Inc.’s outstanding Common Stock (in lieu of consummating such merger proposal, the Company consummated the aforementioned Exchange Offer). Each action sought, among other things, to enjoin the proposed merger transaction. On June 24, 2009, the Chancery Court consolidated the four Delaware actions (the “Initial Consolidated Action”), and appointed lead counsel for plaintiffs. As announced on August 10, 2009, an agreement in principle was reached to settle the Initial Consolidated Action, as set forth in a Memorandum of Understanding (as amended in September 2009, the “Settlement Agreement”).

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange for the Exchange Offer information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the Settlement Agreement.

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

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. Defendants and plaintiff have agreed to stay proceedings in this action until April 15, 2011 to permit plaintiff to participate in the merits discovery in the Consolidated Action. A similar agreement has been reached with the plaintiff in the Sullivan action with the same stay period.

On May 11, 2010, a purported derivative action was filed in the U.S. District Court for the District of Delaware by Richard Smutek, derivatively and on behalf of Revlon, Inc. against Revlon, Inc.’s current directors and MacAndrews & Forbes alleging breach of fiduciary duty in allowing the Exchange Offer to proceed and failing to disclose in the Offer to Exchange certain information related to the Company’s financial results for the fiscal quarter ended September 30, 2009. On August 16, 2010, defendants moved to dismiss the complaint. Briefing on defendants’ motions to dismiss was completed on December 10, 2010. Thereafter, the parties requested oral argument on the motions to dismiss. The motions to dismiss are currently pending along with two discovery motions. On September 27, 2010, plaintiff filed a motion to compel discovery. In response, defendants moved to strike plaintiff’s motion to compel discovery or, in the alternative, for an extension of time for defendants to respond to plaintiff’s motion.

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

Item 4.	[Removed and Reserved by SEC Release Nos. 33-9089A and 34-61175A]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2010 beneficially owned (i) 37,544,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (25,264,938 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company, RCH Holdings One, Inc. (of which each of Mr. Perelman and The Ronald O. Perelman 2008 Trust owns 50% of the shares) and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy), and (ii) all of the outstanding 3,125,000 shares of Revlon, Inc.’s Class B Common Stock, with a par value of $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”).

Based on the shares referenced in clauses (i) and (ii) above, and including Mr. Perelman’s vested stock options, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2010, beneficially owned approximately 77% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 78% of the combined Revlon, Inc. Class A and Class B Common Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A and Class B Common Stock and Preferred Stock), and beneficially owned approximately 66% of the combined Revlon, Inc. Class A and Class B Common Stock and Preferred Stock. The remaining 11,232,330 shares of Class A Common Stock and 9,336,905 shares of Preferred Stock, in each case as outstanding at December 31, 2010, were owned by the public.

Revlon, Inc.’s Class A Common Stock is listed and traded on the New York Stock Exchange (the “NYSE”). As of December 31, 2010, there were 533 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2010 by Revlon, Inc. on its Common Stock. The terms of the 2010 Credit Agreements, the 9 3/4% Senior Secured Notes indenture and the Senior Subordinated Term Loan Agreement currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

The table below shows the high and low quarterly closing stock prices of Revlon, Inc.’s Class A Common Stock on the NYSE consolidated tape for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	$18.13	$18.04	$13.69	$14.50
Low	14.18	11.01	10.67	9.36

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

High	$7.23	$5.95	$6.27	$19.75
Low	2.30	2.48	4.34	4.65

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2010 and the Balance Sheet Data as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	(in millions, except per share amounts)
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)

Statement of Operations Data:
Net sales	$1,321.4	$1,295.9	$1,346.8	$1,367.1	$1,298.7
Gross profit	866.1	821.2	855.9	861.4	771.0
Selling, general and administrative expenses	666.6	629.1	709.3	735.7	795.6
Restructuring costs and other, net	(0.3)	21.3	(8.4)	7.3	27.4
Operating income (loss)	199.8	170.8	155.0	118.4	(52.0)
Interest expense	90.5	91.5	119.7	135.6	147.7
Interest expense — preferred stock dividend	6.4	1.5	—	—	—
Amortization of debt issuance costs	5.9	5.8	5.6	3.3	7.5
Loss on early extinguishment of debt, net	9.7	5.8	0.7	0.1	23.5
Foreign currency losses (gains), net	6.3	8.9	0.1	(6.8)	(1.5)
(Benefit from) provision for income taxes	(247.2)	8.3	16.1	7.5	20.1
Income (loss) from continuing operations, net of taxes	327.0	48.5	13.1	(19.0)	(252.1)
Income from discontinued operations, net of taxes	0.3	0.3	44.8	2.9	0.8
Net income (loss)	327.3	48.8	57.9	(16.1)	(251.3)
Basic income (loss) per common share:
Continuing operations	6.30	0.94	0.26	(0.38)	(6.04)
Discontinued operations	0.01	0.01	0.87	0.06	0.02

Net income (loss)	$6.31	$0.95	$1.13	$(0.32)	$(6.03)

Diluted income (loss) per common share:
Continuing operations	6.25	0.94	0.26	(0.38)	(6.04)
Discontinued operations	0.01	0.01	0.87	0.06	0.02

Net income (loss)	$6.26	$0.94	$1.13	$(0.32)	$(6.03)

Weighted average number of common shares outstanding (in millions)(f):
Basic	51.9	51.6	51.2	50.4	41.7

Diluted	52.3	51.7	51.3	50.4	41.7

	Year Ended December 31,
	(in millions)
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)

Balance Sheet Data:
Total current assets	$476.1	$403.6	$428.5	$476.0	$488.0
Total non-current assets	610.6	390.6	384.9	413.3	443.9

Total assets	$1,086.7	$794.2	$813.4	$889.3	$931.9

	Year Ended December 31,
	(in millions)
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)

Total current liabilities	$318.5	$309.3	$323.4	$348.7	$377.2
Redeemable preferred stock	48.1	48.0	—	—	—
Total other non-current liabilities	1,416.5	1,470.5	1,602.8	1,622.6	1,784.5

Total liabilities	$1,783.1	$1,827.8	$1,926.2	$1,971.3	$2,161.7

Total indebtedness	$1,219.1	$1,248.1	$1,329.6	$1,440.6	$1,506.9
Total stockholders’ deficiency	(696.4)	(1,033.6)	(1,112.8)	(1,082.0)	(1,229.8)

(a)	Results for 2010 include: (1) an increase in net income driven by a one-time non-cash benefit of $260.6 million related to the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s current expectations for the realization of such deferred tax benefits in the U.S. The Company reflected this benefit in the provision for income taxes; (2) a $9.7 million loss on the early extinguishment of debt in connection with the 2010 Refinancing; and (3) a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela was designated as a highly inflationary economy effective January 1, 2010.

(b)	Results for 2009 include: (1) a $20.8 million charge related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey; and (2) a $5.8 million net loss on early extinguishment of debt in 2009 primarily due to a $13.5 million loss resulting from applicable redemption and tender premiums and the net write-off of unamortized debt discounts and deferred financing fees in connection with the refinancing of the 9 1/2% Senior Notes in November 2009, partially offset by a $7.7 million gain on repurchases of an aggregate principal amount of $49.5 million of the 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases.

(c)	Results for 2008 include a $5.9 million gain from the sale of a non-core trademark during the first quarter of 2008, and a net $4.3 million gain related to the sale of the Mexico facility (which is comprised of a $7.0 million gain on the sale, partially offset by related restructuring charges of $1.1 million, $1.2 million of SG&A and cost of sales and $0.4 million of taxes). In addition, results for 2008 also include various other restructuring charges of approximately $3.8 million. The results of discontinued operations for 2008 included a one-time gain from the disposition of the non-core Bozzano business and certain other non-core brands, including Juvena and Aquamarine, which were sold in the Brazilian market, of $45.2 million.

(d)	Results for 2007 include restructuring charges of approximately $4.4 million and $2.9 million in connection with restructurings announced in 2006 (the “2006 Programs”) and in 2007 (the “2007 Programs”), respectively. The $4.4 million of restructuring charges associated with the 2006 Programs were primarily for employee severance and other employee-related termination costs principally relating to a broad organizational streamlining. The $2.9 million of restructuring charges associated with the 2007 Programs were primarily for employee severance and other employee-related termination costs relating principally to the closure of the Company’s facility in Irvington, New Jersey and other employee-related termination costs relating to personnel reductions in the Company’s information management function and its sales force in Canada.

(e)	Results for 2006 include charges of $9.4 million in connection with the departure of Mr. Jack Stahl, the Company’s former President and Chief Executive Officer, in September 2006 (including $6.2 million for severance and related costs and $3.2 million for the accelerated amortization of Mr. Stahl’s unvested options and unvested restricted stock), $60.4 million in connection with the discontinuance of the Vital Radiance brand and restructuring charges of approximately $27.6 million in connection with the 2006 Programs.

(f)	Represents the weighted average number of common shares outstanding for each of the respective periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Net Sales and Earnings Results

Consolidated net sales in 2010 were $1,321.4 million, an increase of $25.5 million, or 2.0%, compared to $1,295.9 million in 2009. Excluding the unfavorable impact of foreign currency fluctuations of $3.8 million, consolidated net sales increased by 2.3% in 2010, as compared to 2009, as higher net sales in the Company’s Latin America, Europe, Middle East and Africa, Asia Pacific and Canada regions were partially offset by lower net sales in the U.S. region.

Consolidated net income in 2010 was $327.3 million, as compared to $48.8 million in 2009. The increase in consolidated net income in 2010, compared to 2009, was primarily due to:

•	a $247.2 million benefit for income taxes in 2010 was primarily attributable to the one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 (see Note 12, “Income Taxes,” to the Consolidated Financial Statements);

•	$44.9 million of higher gross profit due to $25.5 million of higher net sales and a $19.4 million improvement in cost of sales; and

•	$21.6 million of lower restructuring costs and other, net;

with the foregoing partially offset by:

•	$37.5 million of higher SG&A expenses, driven primarily by $33.8 million of higher advertising expenses to support the Company’s brands.

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

The 2010 Refinancing also included refinancing Products Corporation’s 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at December 31, 2009 (the “2006 Revolving Credit Facility” and together with the 2006 Term Loan Facility, the “2006 Credit Facilities” and such agreements, the “2006 Credit Agreements”), with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation, as borrower, the lenders party thereto, CGMI and Wells Fargo Capital Finance, LLC (“WFS”), as joint lead arrangers, CGMI, WFS, BAS, JPM Securities and Credit Suisse, as joint bookrunners, and CUSA, as administrative agent and collateral agent.

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

(See further discussion in “2010 Refinancing Transactions” within “Financial Condition, Liquidity and Capital Resources — 2010 Refinancing Transactions” and in Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

Results of Operations

Year ended December 31, 2010 compared with the year ended December 31, 2009

In the tables, all dollar amounts are in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2010 were $1,321.4 million, an increase of $25.5 million, or 2.0%, compared to $1,295.9 million in 2009. Excluding the unfavorable impact of foreign currency fluctuations of $3.8 million, consolidated net sales increased by 2.3% in 2010, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics and Mitchum anti-perspirant deodorant.

	Year Ended
	December 31,		Change		XFX Change(a)
	2010	2009	$	%	$	%

United States	$729.1	$747.9	$(18.8)	(2.5)%	$(18.8)	(2.5)%
Asia Pacific	209.9	189.1	20.8	11.0	6.0	3.2
Europe, Middle East and Africa	200.4	183.8	16.6	9.0	8.6	4.7
Latin America	107.9	108.9	(1.0)	(0.9)	32.1	29.5
Canada	74.1	66.2	7.9	11.9	1.4	2.1

Consolidated Net Sales	$1,321.4	$1,295.9	$25.5	2.0%	$29.3	2.3%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in 2010 were $729.1 million, a decrease of $18.8 million, or 2.5%, compared to $747.9 million in 2009, primarily driven by lower net sales of Almay color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant, partially offset by higher net sales of Revlon color cosmetics. Net sales of color cosmetics benefitted from lower promotional allowances as the Company continued to optimize its brand support mix, and also benefitted from lower returns.

Asia Pacific

In Asia Pacific, net sales in 2010 increased 11.0% to $209.9 million, compared to $189.1 million in the 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $6.0 million, or 3.2%, in 2010, primarily driven by higher net sales of Revlon color cosmetics, certain beauty care products and Revlon ColorSilk hair color. From a country perspective, higher net sales in the Company’s travel retail businesses, certain distributor markets, China and Hong Kong (which together contributed approximately 4.6 percentage points to the increase in the region’s net sales in 2010, as compared to 2009) were partially offset by lower net sales in Australia and Japan (which offset by approximately 2.0 percentage points the increase in the region’s net sales in 2010, as compared to 2009).

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in 2010 increased 9.0% to $200.4 million, compared to $183.8 million in 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $8.6 million, or 4.7%, in 2010, primarily driven by higher net sales of fragrances. From a country perspective, net sales increased in South Africa, Italy, the U.K. and France (which together contributed approximately 5.0 percentage points to the increase in the region’s net sales in 2010, as compared to 2009).

Latin America

In Latin America, net sales in 2010 decreased 0.9% to $107.9 million, compared to $108.9 million in the 2009. Excluding the unfavorable impact of foreign currency fluctuations (which includes the unfavorable impact of the January 2010 devaluation of Venezuela’s local currency relative to the U.S. dollar), net sales increased $32.1 million, or 29.5%, in 2010, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products. From a country perspective, higher net sales in Venezuela and certain distributor markets contributed approximately 23.8 percentage points to the increase in the region’s net sales in 2010, as compared to 2009. Higher selling prices in Venezuela, reflecting market conditions and inflation, accounted for approximately half of the $32.1 million increase in net sales in the region.

Canada

In Canada, net sales in 2010 were $74.1 million, an increase of $7.9 million, or 11.9%, compared to $66.2 million in 2009. Excluding the favorable impact of foreign currency fluctuations, net sales increased $1.4 million, or 2.1%, in 2010, primarily driven by higher net sales of Revlon color cosmetics, partially offset by lower net sales of Revlon beauty tools.

Gross profit:

	Year Ended December 31,
	2010	2009	Change

Gross profit	$866.1	$821.2	$44.9
Percentage of net sales	65.5%	63.4%	2.1%

The 2.1 percentage point increase in gross profit as a percentage of net sales for 2010, compared to 2009, was primarily due to:

•	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 1.1 percentage points;

•	lower material costs as a result of purchasing initiatives and savings as a result of the May 2009 Program, which increased gross profit as a percentage of net sales by 1.0 percentage points;

•	lower allowances, which increased gross profit as a percentage of net sales by 0.5 percentage points; and

•	favorable foreign currency fluctuations which resulted in lower cost of goods in most international markets on goods purchased from the Company’s facility in Oxford, North Carolina, which increased gross profit as a percentage of net sales by 0.4 percentage points;

with the foregoing partially offset by:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.9 percentage points.

SG&A expenses:

	Year Ended December 31,
	2010	2009	Change

SG&A expenses	$666.6	$629.1	$(37.5)

The $37.5 million increase in SG&A expenses for 2010, as compared to 2009, was driven primarily by:

•	$33.8 million of higher advertising expenses to support the Company’s brands as the Company continued to optimize its brand support mix. The Company increased media pressure while benefitting from lower advertising rates in 2010, as compared to 2009; and

•	$19.4 million of higher general and administrative expenses primarily due to higher compensation expenses including an increase in the accrual for incentive compensation, partially offset by savings as a result of the May 2009 Program;

with the foregoing partially offset by:

•	$9.1 million of lower pension expenses, primarily due to the May 2009 Plan Amendments which ceased future benefit accruals under the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan after December 31, 2009 and which resulted in a change in the amortization period of actuarial gains (losses) from the remaining service period to the remaining life expectancy of plan participants; and

•	$6.3 million of lower permanent display amortization.

Consistent with the Company’s strategy to build its strong brands, in the first quarter of 2011, the Company currently intends to support its brands with increased advertising spending (as defined in Note 1, “Summary of Significant Accounting Policies — Advertising,” to the Consolidated Financial Statements), as compared to the first quarter of 2010, due to increased media pressure and higher advertising rates.

Restructuring costs and other, net:

	Year Ended December 31,
	2010	2009	Change

Restructuring costs and other, net	$(0.3)	$21.3	$21.6

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

During 2010 a $0.3 million adjustment was recorded to restructuring costs and other, net to reflect lower than originally anticipated expenses associated with the May 2009 Program.

The $20.5 million of net charges related to the May 2009 Program have been or will be paid out as follows: $11.0 million paid in 2009, $6.9 million paid in 2010 and the balance of $2.6 million is expected to be paid thereafter. The May 2009 Program generated the previously-disclosed expected savings of approximately $15 million in 2009 and annualized savings of approximately $30 million in 2010.

Interest expense:

	Year Ended December 31,
	2010	2009	Change

Interest expense	$90.5	$91.5	$1.0
Interest expense — preferred stock dividend	$6.4	$1.5	$(4.9)

The $1.0 million decrease in interest expense (excluding interest expense related to the regular dividends on the Preferred Stock) for 2010, as compared to 2009, was primarily due to lower debt levels, largely offset by higher weighted average borrowing rates. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

In accordance with the terms of the certificate of designation of the Preferred Stock, during 2010, Revlon, Inc. recognized $6.4 million of interest expense related to regular dividends on the Preferred Stock, as compared to $1.5 million during 2009, which reflected the interest expense related to the regular dividend on the Preferred Stock from October 8, 2009 (the date that Preferred Stock was issued) through December 31, 2009.

Loss on early extinguishment of debt, net:

	Year Ended December 31,
	2010	2009	Change

Loss on early extinguishment of debt, net	$9.7	$5.8	$(3.9)

As a result of the 2010 Refinancing, the Company recognized a loss on the extinguishment of debt of $9.7 million during the first half of 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees in connection with such refinancing.

In 2009, the Company recognized a loss on the early extinguishment of debt of $13.5 million resulting from the applicable redemption and tender premiums and the net write-off of unamortized debt discounts and deferred financing fees in connection with the refinancing of the 9 1/2% Senior Notes, which was partially offset by a $7.7 million gain on the repurchases of an aggregate principal amount of $49.5 million of the 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

Foreign currency losses:

	Year Ended December 31,
	2010	2009	Change

Foreign currency losses	$6.3	$8.9	$2.6

The $6.3 million of foreign currency losses during 2010 included a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela (“Revlon Venezuela”) during the first quarter of 2010 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela has been designated as a highly inflationary economy effective January 1, 2010 (see “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela”). In addition, foreign currency losses during 2010 were driven by $3.1 million of foreign currency losses related to the Company’s outstanding foreign currency forward exchange contracts (“FX Contracts”).

The $8.9 million of foreign currency losses during 2009 were primarily driven by $5.9 million of foreign currency losses related to the Company’s outstanding FX Contracts and an exchange loss of $2.8 million related to Revlon Venezuela. Due to currency restrictions in Venezuela, Revlon Venezuela exchanged local currency for U.S. dollars through a parallel market exchange transaction in order to pay for certain U.S. dollar-denominated liabilities, which resulted in the $2.8 million exchange loss in 2009.

(Benefit from) provision for income taxes:

	Year Ended December 31,
	2010	2009	Change

(Benefit from) provision for income taxes	$(247.2)	$8.3	$255.5

The $247.2 million benefit from income taxes in 2010, as compared to the $8.3 million provision for income taxes in 2009, was primarily attributable to the one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010.

As previously disclosed, in assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reduction of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

In accordance with the Income Taxes Topic, based upon the level of historical taxable losses for the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets in the U.S. As of December 31, 2010, the Company achieved three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2010 based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic. Therefore, at December 31, 2010, the Company realized a one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. The Company has reflected this benefit in the tax provision and this one-time non-cash benefit has increased net income at December 31, 2010. (See Note 12, “Income Taxes,” to the Consolidated Financial Statements).

As a result of such reduction during 2010, the Company expects that, beginning with the first quarter of 2011, the tax provision will reflect a higher effective tax rate. However, any such increase in the effective tax rate will not affect the Company’s cash taxes paid until the domestic tax loss carryforwards are fully utilized.

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

	Year Ended December 31,		Change		XFX Change(a)
	2009	2008	$	%	$	%

United States	$747.9	$782.6	$(34.7)	(4.4)%	$(34.7)	(4.4)%
Asia Pacific	189.1	190.1	(1.0)	(0.5)	3.0	1.6
Europe, Middle East and Africa	183.8	200.2	(16.4)	(8.2)	(3.7)	(1.8)
Latin America	108.9	98.4	10.5	10.7	15.7	16.0
Canada	66.2	75.5	(9.3)	(12.3)	(5.2)	(6.9)

Consolidated Net Sales	$1,295.9	$1,346.8	$(50.9)	(3.8)%	$(24.9)	(1.8)%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the United States, net sales in 2009 were $747.9 million, a decrease of $34.7 million, or 4.4%, compared to $782.6 million in 2008, primarily driven by lower net sales of Revlon and Almay color cosmetics and Mitchum anti-perspirant deodorant, partially offset by higher net sales of Revlon ColorSilk hair color.

Asia Pacific

In Asia Pacific, net sales in 2009 decreased by $1.0 million, or 0.5%, to $189.1 million, compared to $190.1 million in 2008 (while net sales increased 1.6% excluding the unfavorable impact of foreign currency fluctuations). The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due primarily to higher shipments of Revlon color cosmetics in Australia and China (which together contributed approximately 3.6 percentage points to the increase in the region’s net sales in 2009, compared with 2008), partially offset by lower shipments of Revlon color cosmetics in Japan (which offset by approximately 2.1 percentage points the region’s net sales in 2009, compared to 2008).

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in 2009 decreased 8.2%, or 1.8% excluding the unfavorable impact of foreign currency fluctuations, to $183.8 million, compared to $200.2 million in 2008. This decline in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due to higher allowances for Revlon color cosmetics in the U.K., as well as lower shipments of certain beauty care products in France (which together contributed approximately 3.3 percentage points to the decrease in the region’s net sales in 2009, compared with 2008), partially offset by higher shipments of Revlon skincare in certain distributor markets and higher shipments of certain beauty care products in South Africa (which offset by approximately 3.1 percentage points the decrease in the region’s net sales in 2009, compared to 2008).

Latin America

In Latin America, net sales in 2009 increased 10.7%, or 16.0% excluding the unfavorable impact of foreign currency fluctuations, to $108.9 million, compared to $98.4 million in 2008. The growth in net sales, excluding the unfavorable impact of foreign currency fluctuations, was driven primarily by the impact of inflation on selling prices in Venezuela, as well as higher shipments of Revlon ColorSilk hair color in Venezuela, Argentina and certain distributor markets (which contributed approximately 19.4 percentage points to the increase in the region’s net sales in 2009, compared to 2008), partially offset by lower shipments of fragrances and beauty care products in Mexico (which offset by approximately 2.0 percentage points the region’s net sales in 2009, compared to 2008). (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluaton of its local currency on January 8, 2010).

Canada

In Canada, net sales in 2009 decreased 12.3%, or 6.9% excluding the unfavorable impact of foreign currency fluctuations, to $66.2 million, compared to $75.5 million in 2008. This decline in net sales, excluding the unfavorable impact of foreign currency fluctuations, was due to lower shipments of Revlon and Almay color cosmetics.

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

Of the $20.8 million of charges related to the May 2009 Program, $11.0 million was paid in 2009 and $6.9 million was paid in 2010. In addition, the May 2009 Program generated savings of approximately $15 million in 2009.

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

In addition to the $3.0 million of remaining net charges related to the 2008 Programs as of December 31, 2008, the Company incurred an additional $0.8 million in expenses related to the 2008 Programs during 2009 for a total of $3.8 million. $3.5 million of such $3.8 million of remaining charges were paid in 2009 and the remaining $0.3 million was paid in 2010.

Interest expense:

	Year Ended December 31,
	2009	2008	Change

Interest expense	$93.0	$119.7	$26.7

The decrease in interest expense was due to lower debt levels and lower weighted average borrowing rates during 2009, compared to 2008. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

As of December 31, 2009, the Company accrued $1.4 million in interest expense related to the first quarterly Regular Dividend on the Preferred Stock, which was paid in January 2010.

Loss on extinguishment of debt, net

	Year Ended December 31,
	2009	2008	Change

Loss on extinguishment of debt, net	$5.8	$0.7	$(5.1)

In 2009, the Company recognized a loss on the early extinguishment of debt of $13.5 million resulting from the applicable redemption and tender premiums and the net write-off of unamortized debt discounts and deferred financing fees in connection with the refinancing of the 9 1/2% Senior Notes, which was partially offset by a $7.7 million gain on the repurchases of an aggregate principal amount of $49.5 million of the 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

Foreign currency losses:

	Year Ended December 31,
	2009	2008	Change

Foreign currency losses	$8.9	$0.1	$(8.8)

The increase in foreign currency losses for 2009, as compared to 2008, was primarily driven by higher foreign currency losses related to the Company’s outstanding FX Contracts and the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries during 2009. In addition, during 2009 the Company recognized an exchange loss of $2.8 million related to the Company’s operations in Venezuela. Due to currency restrictions in Venezuela, the Company’s Venezuelan entity exchanged local currency for U.S. dollars through a parallel market exchange transaction in order to pay for certain U.S. dollar-denominated liabilities, which resulted in the $2.8 million exchange loss.

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

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, the Company had a liquidity position of $185.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of $73.3 million, as well as approximately $111.7 million in available borrowings under the 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of undrawn outstanding letters of credit and nil then drawn under the 2010 Revolving Credit Facility at such date.

Cash Flows

At December 31, 2010, the Company had cash and cash equivalents of $76.7 million, compared with $54.5 million at December 31, 2009. The following table summarizes the Company’s cash flows from operating, investing and financing activities for 2010, 2009 and 2008, respectively (all amounts are in millions):

	Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$97.2	$109.5	$33.1
Net cash (used in) provided by investing activities	(14.9)	(11.8)	101.6
Net cash used in financing activities	62.8	98.5	113.0

Net cash provided by operating activities was $97.2 million, $109.5 million and $33.1 million for 2010, 2009 and 2008, respectively. As compared to 2009, cash provided by operating activities in 2010 was impacted by unfavorable changes in working capital, primarily inventory, partially offset by higher operating income and lower interest payments during 2010. The improvement in cash provided by operating activities in 2009, compared to 2008, was primarily driven by lower interest payments, improved operating income, working capital efficiency and lower permanent display purchases.

Net cash (used in) provided by investing activities was $(14.9) million, $(11.8) million and $101.6 million for 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 included $15.2 million of cash used for capital expenditures. Net cash used in investing activities in 2009 included $14.3 million of capital expenditures, partially offset by $2.5 million from the net proceeds from the sale of certain assets. Net cash provided by investing activities in 2008 included $107.6 million in gross proceeds from the Bozzano Sale Transaction (see Note 2, “Discontinued Operations,” to the Consolidated Financial Statements) and $13.6 million in proceeds from the sale of a non-core trademark and certain other assets (which included net proceeds from the sale of the Mexico facility), partially offset by $19.6 million of capital expenditures.

Net cash used in financing activities was $62.8 million, $98.5 million and $113.0 million for 2010, 2009 and 2008, respectively. Net cash used in financing activities for 2010 included:

•	cash used for repayment of the $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 Term Loan Facility, partially offset by cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million, net of discounts;

•	an aggregate $6.0 million of scheduled amortization payments on the 2010 Term Loan Facility in 2010; and

•	payment of financing costs of $17.5 million, which was primarily comprised of (i) the payment of $15.3 million of fees incurred in connection with the 2010 Refinancing and (ii) the payment of the remaining balance of $1.7 million of the $25.1 million of fees incurred in connection with the refinancing of Product Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

Net cash used in financing activities for 2009 included a net debt reduction of $74.0 million, primarily comprised of:

•	the repayment or redemption of all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes in connection with Products Corporation’s complete refinancing of the 9 1/2% Senior Notes in November 2009;

•	the repurchases of $49.5 million in aggregate principal amount of Products Corporation’s 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million; and

•	the repayment of $18.7 million in principal amount of Products Corporation’s 2006 Term Loan Facility (prior to its complete refinancing in March 2010);

with the foregoing partially offset by:

•	Products Corporation’s issuance of the $330.0 million aggregate principal amount of the 9 3/4% Senior Secured Notes, or $326.4 million net of discounts.

Net cash used in financing activities for 2009 also included payment of financing costs of $29.6 million, which was comprised of (i) the payment of $23.4 million of the $24.9 million of fees incurred in connection with the refinancing of the 9 1/2% Senior Notes and (ii) the payment of $6.2 million of the $6.7 million of fees incurred in connection with the consummation of the Exchange Offer.

Net cash used in financing activities for 2008 included the full repayment on February 1, 2008 of the $167.4 million remaining aggregate principal amount of Products Corporation’s 8 5/8% Senior Subordinated Notes, which matured on February 1, 2008, and $43.5 million of repayments under the 2006 Revolving Credit Facility (prior to its complete refinancing in March 2010), offset by proceeds of $170.0 million from the Senior Subordinated Term Loan Agreement, which Products Corporation used to repay in full such 8 5/8% Senior Subordinated Notes on their February 1, 2008 maturity date, and to pay $2.55 million of related fees and expenses. In addition, in September 2008, the Company used $63.0 million of the net proceeds from the Bozzano Sale Transaction to repay $63.0 million in aggregate principal amount of the Senior Subordinated Term Loan.

2010 Bank Credit Agreements

In March 2010, Products Corporation consummated the 2010 Refinancing, which included refinancing: (1) its 2006 Term Loan Facility with the 2010 Term Loan Facility and (2) Products Corporation’s 2006 Revolving Credit Facility with the 2010 Revolving Credit Facility.

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

Borrowings under the 2010 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 3.00% per annum or (ii) the Alternate Base Rate plus 2.00% per annum. Local Loans (as defined in the 2010 Revolving Credit Agreement) bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus 3.0% per annum or (ii) if in U.S. dollars at the Alternate Base Rate plus 2.0% per annum.

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

The 2010 Term Loan Facility matures on March 11, 2015.

Provisions Applicable to the 2010 Revolving Credit Facility and the 2010 Term Loan Facility

The 2010 Credit Facilities are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 2010 Credit Facilities and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

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

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of December 31, 2010. At December 31, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $794.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $111.7 million.

9 3/4% Senior Secured Notes due 2015

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement, which was priced at 98.9% of par, receiving net proceeds (net of the original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. In connection with and prior to the issuance of the 9 3/4% Senior Secured Notes, Products Corporation entered into amendments to the 2006 Credit Agreements (prior to their complete refinancing in March 2010) to permit the issuance of the 9 3/4% Senior Secured Notes on a secured basis and incurred $4.7 million of related fees and expenses. The Company capitalized $4.5 million of such fees and expenses which was expensed upon the refinancing of the 2006 Credit Agreements in March 2010. In addition, the Company incurred $10.5 million of fees and expenses related to the issuance of the 9 3/4% Senior Secured Notes, all of which the Company capitalized and which will be amortized over the remaining life of the 9 3/4% Senior Secured Notes.

The $319.8 million of net proceeds, together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility (prior to its complete refinancing in March 2010), were used to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements (prior to their complete refinancing in March 2010) required to permit such refinancing to be conducted on a secured basis. Pursuant to a registration rights agreement, on June 1, 2010, Products Corporation commenced an offer to exchange the original 9 3/4% Senior Secured Notes for up to $330 million in aggregate principal amount of its 9 3/4% Senior Secured Notes due 2015 that have been registered under the Securities Act of 1933, as amended (the “Securities Act”). On July 16, 2010, all of the old notes were exchanged for new notes which have substantially identical terms as the old notes, except that the new notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the old notes do not apply to the new notes. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

Pursuant to the terms of the 9 3/4% Senior Secured Notes indenture, the 9 3/4% Senior Secured Notes are senior secured obligations of Products Corporation ranking equally in right of payment with any present and future senior indebtedness of Products Corporation. The 9 3/4% Senior Secured Notes bear interest at an annual rate of 9 3/4%, which is payable on May 15 and November 15 of each year, commencing on May 15, 2010, requiring bi-annual interest payments of approximately $15.4 million on May 15, 2010, and thereafter approximately $16.1 million on each interest payment date, based on the $330.0 million aggregate principal face amount of the 9 3/4% Senior Secured Notes outstanding as of December 31, 2010.

The 9 3/4% Senior Secured Notes are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. The obligations of Products Corporation under the 9 3/4% Senior Secured Notes and the obligations under the guarantees are secured by, subject to certain limited exceptions, substantially all of the assets of Products Corporation and the guarantors, including second-priority liens on the collateral securing the 2010 Term Loan Facility and third-priority liens on the collateral securing the 2010 Revolving Credit Facility, subject to certain exceptions. (See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements).

The 9 3/4% Senior Secured Notes indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation; (ii) the incurrence of liens; (iii) the issuance of debt and preferred stock by Products Corporation’s subsidiaries; (iv) the payment of dividends on capital stock of Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations; (v) the sale of assets and subsidiary stock by Products Corporation; (vi) transactions with affiliates of Products Corporation; (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation’s assets; and (viii) certain restrictions on transfers of assets by or distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of qualifications and exceptions, which are specified in the 9 3/4% Senior Secured Notes indenture. Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes as of December 31, 2010.

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

Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Revlon, Inc.’s Class A Common Stock exchanged in the Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. Also upon consummation of the Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date on the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

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

In addition, in connection with Revlon, Inc.’s Exchange Offer, as of December 31, 2009, Revlon, Inc. had incurred capitalized fees of approximately $6.7 million related to the consummation of such offer, all of which were paid as of December 31, 2010. As a result of the consummation of the Exchange Offer, these fees will be amortized by Revlon, Inc. over the four-year term of the Preferred Stock.

Interest Rate Swap Transactions

In September 2007 and April 2008, Products Corporation executed two floating-to-fixed Interest Rate Swaps each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010). In September 2009, one of the Company’s two floating-to-fixed interest rate swaps, with a notional amount of $150.0 million, expired.

Prior to its expiration in April 2010, the Company’s other floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 Term Loan Facility (prior to its complete refinancing in March 2010) and which also related, through its expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

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

Impact of Foreign Currency Translation — Venezuela

During 2010 and 2009, the Company’s subsidiary in Venezuela had net sales of approximately 3% and 4%, respectively, of the Company’s consolidated net sales. At December 31, 2010 and 2009, total assets in the Company’s subsidiary in Venezuela were approximately 3% and 5%, respectively, of the Company’s total assets.

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

Currency Devaluation:  On January 8, 2010, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. dollar and the official exchange rate for non-essential goods changed from 2.15 to 4.30. The Company uses Venezuela’s official rate to translate the financial statements of Revlon Venezuela. In 2010, the devaluation had the impact of reducing reported net sales and operating income by $33.4 million and $8.4 million, respectively. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $2.8 million was recorded in January 2010 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela has been designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings in the first quarter of 2010.

In December 2010, the Venezuelan government announced a further devaluation of Bolivars relative to the U.S. dollar for essential goods from 2.60 to 4.30. Given that the Company has immaterial transactions at the official rate for essential goods, the further devaluation will not have a material impact on the Company’s results of operations or financial condition.

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

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2010 Revolving Credit Facility and other permitted lines of credit. The 2010 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Notes and the Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy,

purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments. The Company’s cash contributions to its pension and post-retirement benefit plans in 2010 were $25.8 million. In accordance with the minimum pension contributions required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and as amended by the Worker, Retiree and Employer Recovery Act of 2008, the Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $30 million in the aggregate for 2011. The Company’s purchases of permanent wall displays and capital expenditures in 2010 were $33.7 million and $15.2 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for 2011 to be approximately $40 million and $20 million, respectively. (See “Restructuring Costs and Other, Net” above in this Form 10-K for discussion of the Company’s expected uses of funds in connection with its various restructuring programs).

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, payments in connection with the Company’s restructuring programs (including, without limitation, the 2009 Programs), severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases and regularly scheduled pension and post-retirement plan contributions and benefit payments.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management, retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

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

If the Company is unable to satisfy its cash requirements from the sources identified above or comply with its debt covenants, the Company could be required to adopt one or more of the following alternatives:

•	delaying the implementation of or revising certain aspects of the Company’s business strategy;

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	implementing new or revising existing restructuring programs;

•	refinancing Products Corporation’s indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties;

•	selling additional Revlon, Inc. equity securities or debt securities of Revlon, Inc. or Products Corporation; or

•	reducing other discretionary spending.

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

In accordance with the terms of the certificate of designation of the Preferred Stock, during 2010, Revlon, Inc. paid to holders of record of the Preferred Stock an aggregate of $6.2 million of regular dividends on the Preferred Stock. In addition, on January 10, 2011, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 31, 2010 the Regular Dividend in the amount of $0.171074 per share, or $1.6 million in the aggregate, for the period from October 8, 2010 through January 10, 2011.

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2010, the notional amount of FX Contracts outstanding was $46.0 million. The fair value of FX Contracts outstanding at December 31, 2010 was $(1.9) million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2010:

	Payments Due by Period
	(dollars in millions)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years

Long-term debt, including current portion	$1,124.0	$8.0	$16.0	$1,100.0	$—
Long-term debt — affiliates(a)	58.4	—	—	58.4	—
Redeemable preferred stock(b)	48.6	—	48.6	—	—
Interest on long-term debt(c)	370.7	92.2	158.9	119.6	—
Interest on long-term debt — affiliates(d)	28.0	7.0	14.0	7.0	—
Preferred stock dividend(e)	18.6	6.2	12.4	—	—
Capital lease obligations	2.4	1.3	1.0	0.1	—
Operating leases	76.8	15.6	26.6	14.6	20.0
Purchase obligations (f)	65.7	65.2	0.5	—	—
Other long-term obligations(g)	53.0	43.3	7.6	1.9	0.2

Total contractual obligations	$1,846.2	$238.8	$285.6	$1,301.6	$20.2

(a)	Amount refers to the aggregate principal amount outstanding under the Non-Contributed Loan, after giving effect to the consummation of the Exchange Offer in October 2009 in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation. Pursuant to the terms of the Exchange Offer, the maturity date on the Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes was extended from August 2010 to October 8, 2014.

(b)	Reflects the Preferred Stock issued in the Exchange Offer, which has a liquidation preference of $5.21 per share. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference payable at maturity on October 8, 2013 (assuming Revlon, Inc. does not engage in one of certain specified change of control transactions), in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments. If Revlon, Inc. engages in one of certain specified change of control transactions (not including any transaction with MacAndrews & Forbes) within three years of consummation of the Exchange Offer, the holders of the Preferred Stock will have the right to receive a special dividend if the per share equity value of the Company in the change of control transaction is higher than the liquidation preference plus paid and accrued and unpaid dividends on the Preferred Stock, capped at an amount that would provide aggregate cash payments of up to $12.00 per share.

(c)	Consists of interest primarily on the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes and on the 2010 Term Loan Facility through the respective maturity dates based upon assumptions regarding the amount of debt outstanding under the 2010 Credit Facilities and assumed interest rates.

(d)	Includes 12% interest on the aggregate principal amount outstanding under the Non-Contributed Loan, which has a maturity date on October 8, 2014.

(e)	Reflects the 12.75% annual cash dividend, payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having lawfully available funds to effect such payments.

(f)	Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(g)	Consists primarily of obligations related to third-party warehousing services, pension funding obligations (amount due within one year only, as subsequent pension funding obligation amounts cannot be reasonably estimated since the return on pension assets in future periods, as well as future pension assumptions, are not known) and advertising contracts. Such amounts exclude employment agreements, severance and other contractual commitments, which severance and other contractual commitments related to restructuring are discussed under “Restructuring Costs”.

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

The Company selected a weighted-average discount rate of 5.17% in 2010, representing a decrease from the 5.68% weighted-average discount rate selected in 2009 for the Company’s U.S. defined benefit pension plans. The Company selected an average discount rate for the Company’s international defined benefit pension plans of 5.32% in 2010, representing a decrease from the 5.63% average discount rate selected in 2009. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2010 were primarily due to decreasing long-term interest yields on high-quality corporate bonds during 2010. At December 31, 2010, the decrease in the discount rates from December 31, 2009 had the effect of increasing the Company’s projected pension benefit obligation by approximately $33.4 million. For 2011, the Company expects that the aforementioned decrease in the discount rate will have the effect of increasing the net periodic benefit cost for its U.S. and international defined benefit pension plans by approximately $0.3 million, as compared to the net periodic benefit cost for 2010. However, for 2011, the Company expects an overall decline in net periodic benefit cost primarily due to the increase in the fair value of pension plan assets at December 31, 2010.

Each year during the first quarter, the Company selects an expected long-term rate of return on its pension plan assets. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used in both 2010 and 2009 was 8.25%. The average expected long-term rate of return used for the Company’s international plans in both 2010 and 2009 was 6.50%.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected long-term rates of return on its 2010 net periodic benefit costs and its projected benefit obligation at December 31, 2010 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
		Projected		Projected
		pension		pension
	Net periodic	benefit	Net periodic	benefit
	benefit costs	obligation	benefit costs	obligation

Discount rate	$(0.2)	$(17.3)	$0.3	$17.8
Expected long-term rate of return	(1.0)	—	1.1	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used in both 2010 and 2009 was 3.5%, for the U.S. defined benefit pension plans excluding the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to the plan amendments made in May 2009.

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

Goodwill:

The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of September 30th. The Company compared its estimated fair value of the enterprise to its net assets and the fair value of the enterprise was substantially greater than the enterprise’s net assets. Based on the annual tests performed by the Company as of September 30, 2010 and 2009, the Company concluded that no impairment of goodwill existed at either date. The Company operates in one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The amount outstanding for goodwill, net, was $182.7 and $182.6 million at December 31, 2010 and 2009, respectively.

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

The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The Company has established valuation allowances for deferred tax assets when management has determined that it is not more likely than not that the Company will realize a tax benefit. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Benefit from) provision for income taxes,” for a discussion of the benefit from income taxes in 2010 primarily attributable to the one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010).

The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC Topic 350, Intangibles — Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, Step 2 of the goodwill impairment test will be required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt the provisions of ASU 2010-28 in 2011 and does not expect that its adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

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

The Company determined that the Venezuelan economy should be considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). (See “Financial Condition, Liquidity and Capital Resources — Impact of Foreign Currency Translation — Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the 2010 Term Loan Facility and 2010 Revolving Credit Facility. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. In September 2007 and April 2008, Products Corporation executed the two floating-to-fixed Interest Rate Swaps, each with a notional amount of $150.0 million over a period of two years relating to indebtedness under Products Corporation’s 2006 Term Loan Facility (prior to its complete refinancing in March 2010). In September 2009 and April 2010, respectively, the Company’s two floating-to-fixed interest rate swaps, each with a notional amount of $150.0 million, expired. (See “Financial Condition, Liquidity and Capital Resources — Interest Rate Swap Transactions”).

The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2010. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected maturity date for the year ended December 31,							Fair Value
	(dollars in millions, except for rate information)							December 31,
Debt	2011	2012	2013	2014	2015	Thereafter	Total	2010

Short-term variable rate (various currencies)	$3.7						$3.7	$3.7
Average interest rate(a)	6.4%
Long-term fixed rate — third party ($US)			$48.6 (b)		$330.0		378.6	401.3
Average interest rate(a)			12.75%		9.75%
Long-term fixed rate — affiliates ($US)				$58.4 (c)			58.4	60.3
Average interest rate(a)				12.0%
Long-term variable rate — third party ($US)	8.0	$8.0	8.0	8.0	762.0		794.0	798.0
Average interest rate(a)(d)	6.0%	6.0%	6.1%	6.4%	6.4%

Total debt	$11.7	$8.0	$56.6	$66.4	$1,092.0	$—	$1,234.7	$1,263.3

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at December 31, 2010.

(b)	Represents the $48.6 million to be paid by Revlon, Inc. at maturity for the Preferred Stock issued in the voluntary exchange offer consummated in October 2009 (i.e., the earlier of (i) October 8, 2013 and (ii) the consummation of certain change of control transactions), subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law to effect such payments. Annual cash dividends of 12.75% on the Preferred Stock are payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law to effect such payments.

(c)	Represents the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan as of December 31, 2010 which loan matures on October 8, 2014 and bears interest at an annual rate of 12%, which is payable in arrears in cash on January 8, April 8, July 8, and October 8 of each year. (See “Financial Condition, Liquidity and Capital Resources — Senior Subordinated Term Loan”).

(d)	The 2010 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2010 Term Loan Agreement) plus 4.00% per annum (provided that in no event shall the Eurodollar Rate be less than 2.00% per annum).

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

	Average	Original US
	Contractual	Dollar	Contract Value	Fair Value
	Rate	Notional	December 31,	December 31,
Forward Contracts	$/FC	Amount	2010	2010

Sell Canadian Dollars/Buy USD	0.9742	$17.3	$16.9	$(0.4)
Sell Australian Dollars/Buy USD	0.9339	12.1	11.1	(1.0)
Sell British Pounds/Buy USD	1.5447	7.4	7.3	(0.1)
Sell South African Rand/Buy USD	0.1372	5.4	5.0	(0.4)
Buy Australian Dollars/Sell New Zealand Dollars	1.3169	3.4	3.4	—
Sell New Zealand Dollars/Buy USD	0.7142	0.3	0.3	—
Sell Hong Kong Dollars/Buy USD	0.1286	0.1	0.1	—

Total forward contracts		$46.0	$44.1	$(1.9)

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Revlon, Inc.’s management determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2010, has issued a report on the Company’s internal control over financial reporting. This report appears on page F-3.

(c)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2010, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company’s future financial performance;

(ii)	the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, whose intended purpose would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities;

(iv)	our expectations regarding our strategic goal to profitably grow our business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners; (b) continuing to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of our resources; (d) continuing to focus on increasing our operating profit and cash flow; and (e) continuing to improve our capital structure by focusing on strengthening our balance sheet and reducing debt;

(v)	restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2011, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2010 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from refinancing Products Corporation’s indebtedness, selling assets or operations, capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity securities of Revlon, Inc. or additional debt securities of Revlon, Inc. or Products Corporation;

(viii)	the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt service payments and costs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions) and regularly scheduled pension and post-retirement benefit plan contributions and benefit payments, and its estimates of the amount and timing of its operating expenses, restructuring costs and payments, severance costs and payments, debt service payments (including payments required under Products Corporation’s debt instruments), debt repurchases, cash contributions to the Company’s pension plans and its other post-retirement benefit plans and benefit payments in 2011, purchases of permanent wall displays and capital expenditures;

(ix)	matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage its cash and working capital, including, among other things, programs to reduce inventory levels over time; centralized purchasing to secure discounts and efficiencies in procurement; providing discounts to U.S. customers for more timely payment of receivables; prudent management of accounts payable; and targeted controls on general and administrative spending;

(xi)	the Company’s expectations regarding its future pension expense, cash contributions and benefit payments under its benefit plans;

(xii)	the Company’s expectation that the payment of the quarterly dividends on the Preferred Stock will be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan and its expectation of paying the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, in each case subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law;

(xiii)	the Company’s expectations that consistent with the Company’s strategy to build its strong brands, in the first quarter of 2011, the Company currently intends to support its brands with increased advertising spending, as compared to the first quarter of 2010, due to increased media pressure and higher advertising rates; and

(xiv)	the Company’s expectation and belief that as a result of the Company having achieved three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S as of December 31, 2010 and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which its deferred tax assets are recoverable, it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2010 based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic and that as a result of the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010, the Company expects that, beginning with the first quarter of 2011, the tax provision will reflect a higher effective tax rate and that any such increase in the effective tax rate will not affect the Company’s cash taxes paid until the domestic tax loss carryforwards are fully utilized.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2011 and 2010 (which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on the Company’s website at www.revloninc.com). Except as expressly set forth in this Form 10-K, the information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)	unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans and/or benefit payments, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new products offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

(ii)	in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations and currency controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)	unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure;

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

(v)	difficulties, delays or unanticipated costs or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as less than anticipated cost reductions or other benefits from the 2009 Programs, 2008 Programs, 2007 Programs and/or 2006 Programs and the risk that the 2009 Programs, 2008 Programs, 2007 Programs and/or the 2006 Programs may not satisfy the Company’s objectives;

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2010 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2010 Revolving Credit Facility or other permitted lines of credit, or from refinancing indebtedness, or from capital contributions or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties and/or the sale of additional equity of Revlon, Inc. or debt securities of Revlon, Inc. or Products Corporation;

(viii)	higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt service payments, debt repurchases, regularly scheduled cash pension plan contributions and/or post-retirement benefit plan contributions and/or benefit payments;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or pension expense;

(xii)	difficulties, delays or the inability of the Company to pay the quarterly dividends or the liquidation preference on the Preferred Stock, such as due to the unavailability of funds from Products Corporation related to its payments to Revlon, Inc. under the Contributed Loan or the unavailability of sufficient surplus or net profits to make such dividend payments in accordance with Delaware law or the unavailability of sufficient surplus to make such liquidation preference payments in accordance with Delaware law;

(xiii)	lower than expected, or other unanticipated changes in, advertising spending to support the Company’s brands in the first quarter of 2011, as compared to the first quarter of 2010; and/or

(xiv)	changes in the Company’s earnings trends, tax position or future taxable income in the U.S. that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets existing at December 31, 2010 and changes in or unexpected circumstances impacting the Company’s effective tax rate and cash taxes paid.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of Revlon, Inc.’s executive officers and directors and biographical information and other information about them may be found under the caption “Election of Directors” and “Executive Officers” of Revlon, Inc.’s Proxy Statement for the 2011 Annual Stockholders Meeting (the “2011 Proxy Statement”), which sections are incorporated by reference herein.

The information set forth under the caption “Code of Business Conduct and Senior Financial Officer Code of Ethics” in the 2011 Proxy Statement is also incorporated herein by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is also incorporated herein by reference.

The information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2011 Proxy Statement is also incorporated herein by reference.

Information regarding the Company’s director nomination process, audit committee and audit committee financial expert matters may be found in the 2011 Proxy Statement under the captions “Corporate Governance-Board of Directors and its Committees — Nominating and Corporate Governance Committee-Director Nominating Processes; Diversity” and “Corporate Governance-Board of Directors and its Committees — Audit Committee-Composition of the Audit Committee”, respectively. That information is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2011 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Corporate Governance-Board of Directors and its Committees — Compensation Committee — Composition of the Compensation Committee” and “— Compensation Committee Report” in the 2011 Proxy Statement is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Board of Directors and its Committees — Controlled Company Exemption” and “Corporate Governance-Board of Directors and its Committees — Audit Committee-Composition of the Audit Committee”, respectively, in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services set forth under the caption “Audit Fees” in the 2011 Proxy Statement is incorporated herein by reference.

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

(3) List of Exhibits:

3 .	Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation of Revlon, Inc., dated October 29, 2009 (incorporated by reference to Exhibit 3.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 29, 2009).

3.2	Amended and Restated By-Laws of Revlon, Inc., dated as of May 1, 2009 (incorporated by reference to Exhibit 3.1 of Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on April 29, 2009).

3.3	Certificate of Designation of Series A Preferred Stock of Revlon, Inc. (incorporated by reference to Exhibit (d)(9) to Amendment No. 8 of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on October 8, 2009).

4 .	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Second Amended and Restated Term Loan Agreement dated as of March 11, 2010 (the “2010 Term Loan Agreement”), among Products Corporation as borrower, the lenders party thereto, Citicorp USA, Inc. (“CUSA”) as administrative agent and collateral agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents, Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Natixis, New York Branch (“Natixis”) as co-documentation agents, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities Inc. (“JPM Securities”), Banc of America Securities LLC (“BAS”) and Credit Suisse as joint lead arrangers, and CGMI, JPM Securities, BAS, Credit Suisse and Natixis as joint bookrunners (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on March 16, 2010 (the “Products Corporation March 16, 2010 Form 8-K”).

4.2	Second Amended and Restated Revolving Credit Agreement dated as of March 11, 2010 (the “2010 Revolving Credit Agreement” and together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation as borrower, certain subsidiaries of Products Corporation from time to time party thereto as local borrowing subsidiaries, the lenders party thereto, CUSA as administrative agent and collateral agent, CGMI and Wells Fargo Capital Finance, LLC (“Wells Fargo”) as joint lead arrangers, and CGMI, Wells Fargo, BAS, JPM Securities and Credit Suisse as joint bookrunners (incorporated by reference to Exhibit 4.2 to the Products Corporation March 16, 2010 Form 8-K).

4.3	Third Amended and Restated Pledge and Security Agreement dated as of March 11, 2010 among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Products Corporation March 16, 2010 Form 8-K).

4.4	Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, among CUSA, as administrative agent for the lenders under the 2010 Credit Agreements, U.S. Bank National Association, as trustee for certain noteholders, CUSA, as collateral agent for the secured parties, Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation (incorporated by reference to Exhibit 4.4 to the Products Corporation March 16, 2010 Form 8-K).

4.5	Amended and Restated Guaranty, dated as of March 11, 2010, by and among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.5 to the Products Corporation March 16, 2010 Form 8-K).

4.6	Schedule of Borrowers; Denomination Currencies; Currency Sublimits; Maximum Sublimits; and Local Fronting Lenders under the 2010 Revolving Credit Agreement (incorporated by reference to Exhibit 4.6 to the Products Corporation March 16, 2010 Form 8-K).

4.7	Form of Revolving Credit Note under the 2010 Revolving Credit Agreement (incorporated by reference to Exhibit 4.7 to the Products Corporation March 16, 2010 Form 8-K).

4.8	Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.8 to the Products Corporation March 16, 2010 Form 8-K).

4.9	Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Almay, Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.9 to the Products Corporation March 16, 2010 Form 8-K).

4.10	Third Amended and Restated Patent Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.10 to the Products Corporation March 16, 2010 Form 8-K).

4.11	Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.11 to the Products Corporation March 16, 2010 Form 8-K).

4.12	Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Charles Revson Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.12 to the Products Corporation March 16, 2010 Form 8-K).

4.13	Form of Term Loan Note under the 2010 Term Loan Agreement (incorporated by reference to Exhibit 4.13 to the Products Corporation March 16, 2010 Form 8-K).

4.14	Amended and Restated Term Loan Guaranty, dated as of March 11, 2010, by Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.14 to the Products Corporation March 16, 2010 Form 8-K).

4.15	Indenture, dated as of November 23, 2009, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9 3/4% Senior Secured Notes due November 15, 2015 (incorporated by reference to Exhibit 4.22 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010 (the “Products Corporation 2009 Form 10-K”).

10	.	Material Contracts.

10.1		Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes Holdings, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.2		Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

*10	.3	Amended and Restated Employment Agreement, dated as of November 29, 2010, between Products Corporation and David L. Kennedy.

10.4		Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to the Revlon, Inc. 2009 Second Quarter Form 10-Q).

*10	.5	Amended and Restated Employment Agreement, dated as of February 14, 2011, between Products Corporation and Robert K. Kretzman.

10.6		Employment Agreement, dated as of April 29, 2009, between Products Corporation and Steven Berns (incorporated by reference to Exhibit 10.4 to the Revlon Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on July 30, 2009).

10.7		Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Chris Elshaw (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 (the “Revlon, Inc. 2009 10-K”).

10.8		Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the “Stock Plan”) (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).

10.9		Form of Nonqualified Stock Option Agreement under the Stock Plan (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 25, 2009 (“Revlon, Inc.’s 2008 10-K”)).

10.10		Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.8 to Revlon, Inc.’s 2008 10-K).

10.11		Revlon Executive Incentive Compensation Plan (incorporated by reference to Annex C to Revlon, Inc.’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 21, 2010).

10.12		Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.13		Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2009 Form 10-K).

10.14		Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.15	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.16	Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

10.17	Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity Management & Research Company (incorporated by reference to Exhibit 10.29 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2004).

10.18	Contribution and Stockholder Agreement, dated as of August 10, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Annex B-1 to Exhibit (a)(1)(J) of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.19	Amendment No. 1 to the Contribution and Stockholder Agreement, dated as of September 23, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Annex B-2 of Exhibit (a)(1)(J) of Revlon Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.20	Senior Subordinated Term Loan Agreement, dated as of January 30, 2008, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.21	Amendment No. 1 to Senior Subordinated Term Loan Agreement, dated as of November 14, 2008, between Products Corporation and MacAndrews & Forbes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on November 14, 2008).

10.22	Amended and Restated Amendment No. 2 to the Senior Subordinated Term Loan Agreement, dated as of September 23, 2009, by and between Products Corporation and MacAndrews & Forbes (incorporated by reference to Annex C of Exhibit (a)(1)(J) of Revlon Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.23	Amended and Restated Contribution, Assignment and Assumption Agreement, dated as of October 13, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Exhibit 10.23 to the Revlon, Inc. 2009 Form 10-K).

10.24	Letter Agreement between Revlon, Inc. and MacAndrews & Forbes, dated January 30, 2008 (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

21 .	Subsidiaries.

*21.1	Subsidiaries of Revlon, Inc.

23.	Consents of Experts and Counsel.

*23.1	Consent of KPMG LLP.

24.	Powers of Attorney.

*24.1	Power of Attorney executed by Ronald O. Perelman.

*24.2	Power of Attorney executed by Barry F. Schwartz.

*24.3	Power of Attorney executed by Alan S. Bernikow.

*24.4	Power of Attorney executed by Paul J. Bohan.

*24.5	Power of Attorney executed by Meyer Feldberg.

*24.6	Power of Attorney executed by David L. Kennedy.

*24.7	Power of Attorney executed by Debra L. Lee.

*24.8	Power of Attorney executed by Tamara Mellon

*24.9	Power of Attorney executed by Richard J. Santagati.

*24.10	Power of Attorney executed by Kathi P. Seifert.

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated February 17, 2011, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated February 17, 2011, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated February 17, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated February 17, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.

*  Filed herewith

REVLON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	F-3
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2010	F-5
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2010	F-6
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revlon, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Revlon, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 17, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 17, 2011

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (dollars in millions, except share and per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$76.7	$54.5
Trade receivables, less allowance for doubtful accounts of $3.1 and $3.8 as of December 31, 2010 and 2009, respectively	197.5	181.7
Inventories	115.0	119.2
Deferred income taxes — current	39.6	3.9
Prepaid expenses and other	47.3	44.3

Total current assets	476.1	403.6
Property, plant and equipment, net	106.2	111.7
Deferred income taxes — noncurrent	229.4	4.8
Other assets	92.3	91.5
Goodwill, net	182.7	182.6

Total assets	$1,086.7	$794.2

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$3.7	$0.3
Current portion of long-term debt	8.0	13.6
Accounts payable	88.3	82.4
Accrued expenses and other	218.5	213.0

Total current liabilities	318.5	309.3
Long-term debt	1,100.9	1,127.8
Long-term debt — affiliates	58.4	58.4
Redeemable preferred stock	48.1	48.0
Long-term pension and other post-retirement plan liabilities	201.5	216.3
Other long-term liabilities	55.7	68.0

Stockholders’ deficiency:
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized, 3,125,000 issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 50,000,497 and 50,021,063 shares issued as of December 31, 2010 and 2009, respectively	0.5	0.5
Additional paid-in capital	1,012.0	1,007.2
Treasury stock, at cost; 532,838 and 385,677 shares of Class A Common Stock as of December 31, 2010 and 2009, respectively	(7.2)	(4.7)
Accumulated deficit	(1,551.4)	(1,878.7)
Accumulated other comprehensive loss	(150.3)	(157.9)

Total stockholders’ deficiency	(696.4)	(1,033.6)

Total liabilities and stockholders’ deficiency	$1,086.7	$794.2

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net sales	$1,321.4	$1,295.9	$1,346.8
Cost of sales	455.3	474.7	490.9

Gross profit	866.1	821.2	855.9
Selling, general and administrative expenses	666.6	629.1	709.3
Restructuring costs and other, net	(0.3)	21.3	(8.4)

Operating income	199.8	170.8	155.0

Other expenses (income):
Interest expense	90.5	91.5	119.7
Interest expense — preferred stock dividend	6.4	1.5	—
Interest income	(0.5)	(0.5)	(0.7)
Amortization of debt issuance costs	5.9	5.8	5.6
Loss on early extinguishment of debt, net	9.7	5.8	0.7
Foreign currency losses, net	6.3	8.9	0.1
Miscellaneous, net	1.7	1.0	0.4

Other expenses, net	120.0	114.0	125.8

Income from continuing operations before income taxes	79.8	56.8	29.2
(Benefit from) provision for income taxes	(247.2)	8.3	16.1

Income from continuing operations, net of taxes	327.0	48.5	13.1
Income (loss) from discontinued operations, net of taxes	0.3	0.3	(0.4)
Gain on disposal of discontinued operations	—	—	45.2

Income from discontinued operations, including gain on disposal, net of taxes	0.3	0.3	44.8

Net income	$327.3	$48.8	$57.9

Basic income per common share:
Continuing operations	6.30	0.94	0.26
Discontinued operations	0.01	0.01	0.87

Net income	$6.31	$0.95	$1.13

Diluted income per common share:
Continuing operations	6.25	0.94	0.26
Discontinued operations	0.01	0.01	0.87

Net income	$6.26	$0.94	$1.13

Weighted average number of common shares outstanding:
Basic	51,892,824	51,552,213	51,248,710

Diluted	52,302,636	51,725,485	51,311,010

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
AND COMPREHENSIVE INCOME (LOSS)
 (dollars in millions)

		Additional
		Paid-In-			Accumulated
		Capital			Other	Total
	Common	(Capital	Treasury	Accumulated	Comprehensive	Stockholders’
	Stock	Deficiency)	Stock	Deficit	Loss	Deficiency

Balance, January 1, 2008	$0.5	$994.1	$(2.5)	$(1,985.4)	$(88.7)	$(1,082.0)
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock-based compensation amortization		6.8				6.8
Comprehensive (loss) income:
Net income				57.9		57.9
Revaluation of financial derivative instruments(b)					(3.3)	(3.3)
Elimination of currency translation adjustment related to Bozzano Sale Transaction(d)					37.3	37.3
Currency translation adjustment					(8.2)	(8.2)
Amortization of pension related costs(c)					1.1	1.1
Pension re-measurement					(121.3)	(121.3)

Total comprehensive loss						(36.5)

Balance, December 31, 2008	0.5	1,000.9	(3.6)	(1,927.5)	(183.1)	(1,112.8)
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock-based compensation amortization		5.6				5.6
Discount on Preferred Stock		0.7				0.7
Comprehensive (loss) income:
Net income				48.8		48.8
Revaluation of financial derivative instruments(b)					3.7	3.7
Currency translation adjustment					9.8	9.8
Amortization of pension related costs(c)					12.0	12.0
Pension re-measurement					(9.5)	(9.5)
Pension curtailment gain(e)					9.2	9.2

Total comprehensive income						74.0

Balance, December 31, 2009	0.5	1,007.2	(4.7)	(1,878.7)	(157.9)	(1,033.6)
Treasury stock acquired, at cost(a)			(2.5)			(2.5)
Stock-based compensation amortization		3.6				3.6
Excess tax benefits from stock-based compensation		1.2				1.2
Comprehensive (loss) income:
Net income				327.3		327.3
Revaluation of financial derivative instruments(b)					1.7	1.7
Currency translation adjustment					7.4	7.4
Amortization of pension related costs(c)					5.4	5.4
Pension re-measurement(e)					(8.4)	(8.4)
Pension curtailment gain(e)					1.5	1.5

Total comprehensive income						334.9

Balance, December 31, 2010	$0.5	$1,012.0	$(7.2)	$(1,551.4)	$(150.3)	$(696.4)

(a)	Pursuant to the share withholding provision of the Third Amended and Restated Revlon, Inc. Stock Plan, certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 147,161; 129,224; and 125,874 shares of Revlon, Inc. Class A Common Stock during 2010, 2009 and 2008, respectively, to satisfy the minimum statutory tax withholding requirements related to such vesting. For details on such withholding taxes on the vesting of certain restricted stock, see Note 15, “Stockholders’ Equity — Treasury Stock”.

(b)	See Note 11, “Financial Instruments,” Note 17, “Accumulated Other Comprehensive Loss,” and the discussion of Critical Accounting Policies in this Form 10-K for details regarding the net amount of hedge accounting derivative losses recognized due to the Company’s use of derivative financial instruments.

(c)	See Note 14, “Savings Plan, Pension and Post-retirement Benefits,” and Note 17, “Accumulated Other Comprehensive Loss,” for details on the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during 2010, 2009 and 2008 related to the Company’s pension and other post-retirement plans.

(d)	For details on the Bozzano Sale Transaction (as hereinafter defined), see Note 2, “Discontinued Operations”.

(e)	See Note 14, “Savings Plan, Pension and Post-retirement Benefits,” and Note 17, “Accumulated Other Comprehensive Loss,” for details on the increase in pension liabilities recorded within Accumulated Other Comprehensive Loss as the result of the re-measurement of the pension liabilities, as well as the curtailment gain recognized by the Company in connection with the May 2009 Pension Plan Amendments (as hereinafter defined) in 2009 and the curtailment gain recognized by the Company in connection with the amendments to the Canadian defined benefit pension plan in 2010, which both reduced its pension liability and were recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss in the respective years.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$327.3	$48.8	$57.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(0.3)	(0.3)	0.4
Depreciation and amortization	57.0	60.1	86.3
Amortization of debt discount	2.7	0.7	0.7
Stock compensation amortization	3.6	5.6	6.8
(Benefit from) provision for deferred income taxes	(259.3)	(1.2)	2.8
Loss on early extinguishment of debt, net	9.7	5.8	0.7
Amortization of debt issuance costs	5.9	5.8	5.6
Gain on disposal of discontinued operations	—	—	(45.2)
Gain on sale of certain assets	—	(1.7)	(12.7)
Pension and other post-retirement expense	9.5	27.5	7.5
Change in assets and liabilities:
(Increase) decrease in trade receivables	(19.2)	(4.0)	13.0
Decrease in inventories	7.0	41.5	1.8
(Increase) decrease in prepaid expenses and other current assets	(7.4)	5.2	(5.8)
Increase (decrease) in accounts payable	20.8	(5.9)	(10.4)
Increase (decrease) in accrued expenses and other current liabilities	12.5	(17.2)	(7.0)
Pension and other post-retirement plan contributions	(25.8)	(24.3)	(12.8)
Purchase of permanent displays	(33.7)	(32.9)	(47.2)
Other, net	(13.1)	(4.0)	(9.3)

Net cash provided by operating activities	97.2	109.5	33.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.2)	(14.3)	(19.6)
Proceeds from the sale of assets of discontinued operations	—	—	107.6
Proceeds from the sale of certain assets	0.3	2.5	13.6

Net cash (used in) provided by investing activities	(14.9)	(11.8)	101.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(10.6)	6.0	3.1
Repayment under the 2006 Revolving Credit Facility, net	—	—	(43.5)
Repayments under the 2006 Term Loan Facility	(815.0)	(18.7)	(6.3)
Borrowings under the 2010 Term Loan Facility	786.0	—	—
Proceeds from the issuance of long-term debt, net	—	326.4	—
Proceeds from the issuance of long-term debt — affiliates	—	—	170.0
Repayment of long-term debt	(6.0)	(381.7)	(167.6)
Repayment of long-term debt — affiliates	—	—	(63.0)
Payment of financing costs	(17.5)	(29.6)	(4.6)
Other financing activities	0.3	(0.9)	(1.1)

Net cash used in financing activities	(62.8)	(98.5)	(113.0)

CASH FLOWS FROM DISCONTINUED OPERATIONS ACTIVITIES:
Net cash provided by (used in) discontinued operating activities	—	0.2	(10.8)
Net cash used in discontinued financing activities	—	—	(0.4)
Change in cash from discontinued operations	—	—	(1.0)

Net cash provided by (used in) discontinued operations	—	0.2	(12.2)

Effect of exchange rate changes on cash and cash equivalents	2.7	2.3	(1.8)

Net increase in cash and cash equivalents	22.2	1.7	7.7
Cash and cash equivalents at beginning of period	54.5	52.8	45.1

Cash and cash equivalents at end of period	$76.7	$54.5	$52.8

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$77.3	$97.9	$123.0
Preferred stock dividend	$6.2	$—	$—
Income taxes, net of refunds	$16.2	$14.9	$24.8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock received to satisfy minimum tax withholding liabilities	$2.5	$1.1	$1.1
Redeemable preferred stock issued	$—	$48.0	$—
Loan contributed from MacAndrews & Forbes to Revlon, Inc.	$—	$(48.6)	$—

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

Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and has, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income has historically consisted predominantly of the net income of Products Corporation, and in 2010, 2009 and 2008 included approximately $7.3 million, $9.5 million and $7.7 million, respectively, in expenses incidental to being a public holding company.

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

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $4.7 million and $31.0 million as of December 31, 2010 and 2009, respectively. Accounts payable includes $3.4 million and $17.2 million of outstanding checks not yet presented for payment at December 31, 2010 and 2009, respectively.

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2010 and 2009, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. Recoveries of accounts receivable previously reserved are recorded in the Consolidated Statements of Operations when received. At December 31, 2010 and 2009, the Company’s three largest customers accounted for an aggregate of approximately 31% and 30%, respectively, of outstanding accounts receivable.

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

Property, Plant and Equipment and Other Assets:

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings, 20 to 45 years; machinery and equipment, 3 to 15 years; office furniture and fixtures, 2 to 15 years and capitalized software, 2 to 5 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or the terms of the leases or remaining life of the original structure, respectively, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

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

Included in other assets are permanent wall displays amounting to approximately $48.7 million and $49.8 million as of December 31, 2010 and 2009, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays for 2010, 2009 and 2008 was $35.2 million, $40.2 million and $65.8 million, respectively. The Company has included, in other assets, net costs related to the issuance of the Company’s debt instruments amounting to approximately $29.6 million and $27.7 million as of December 31, 2010 and 2009, respectively, which are amortized over the terms of the related debt instruments. In addition, the Company has included, in other assets, trademarks, net, of $6.7 million and $6.9 million as of December 31, 2010 and 2009, respectively, and patents, net, of $1.0 million as of both December 31, 2010 and 2009. Patents and trademarks are recorded at cost and amortized ratably over approximately 10 years. Amortization expense for patents and trademarks for 2010, 2009 and 2008 was $1.4 million, $1.4 million and $1.9 million, respectively.

Intangible Assets Related to Businesses Acquired:

Intangible assets related to businesses acquired principally consist of goodwill, which represents the excess purchase price over the fair value of assets acquired. The Company accounts for its goodwill and intangible assets in accordance with the Intangibles — Goodwill and Other Topic of the FASB Accounting Standards Codification (“Intangibles — Goodwill and Other Topic”), and does not amortize its goodwill. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company performs its annual impairment test of goodwill as of September 30th. The Company compared its estimated fair value of the enterprise to its net assets and the fair value of the enterprise was substantially greater than the enterprise’s net assets. Based on the annual tests performed by the Company as of September 30, 2010 and 2009, the Company concluded that no impairment of goodwill existed at either date. The Company operates in one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole.

The amount outstanding of goodwill, net, was $182.7 million and $182.6 million at December 31, 2010 and 2009, respectively. Accumulated amortization of goodwill aggregated $117.5 million and $117.4 million at December 31, 2010 and 2009, respectively. Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of the guidance set forth under the Intangibles — Goodwill and Other Topic of the FASB Accounting Standards Codification (the “Intangibles — Goodwill and Other Topic”).

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

Advertising:

Advertising within SG&A includes television, print and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $265.2 million, $230.5 million and $260.2 million for 2010, 2009 and 2008, respectively, and were included in SG&A in the Company’s Consolidated Statements of Operations. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are netted against revenues on the Company’s Consolidated Statements of Operations.

Distribution Costs:

Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A when incurred. Distribution costs were $58.7 million, $58.7 million and $65.5 million for 2010, 2009 and 2008, respectively.

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

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2010, 2009 and 2008 for research and development expenditures were $24.0 million, $23.9 million and $24.3 million, respectively.

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

Venezuela

Effective January 1, 2010, the Company determined that the Venezuelan economy was considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). The Company uses Venezuela’s official exchange rate to translate the financial statements of its Venezuelan subsidiary.

Basic and Diluted Income per Common Share and Classes of Stock:

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan (as hereinafter defined) using the treasury stock method. (See Note 13, “Basic and Diluted Earnings Per Common Share”).

Stock-Based Compensation:

The Company recognizes stock-based compensation costs for its stock options and restricted stock, measured at the fair value of each award at the time of grant, as an expense over the vesting period of the instrument. Upon the exercise of stock options or the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated income statement as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

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

Foreign Currency Forward Exchange Contracts

The Company enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates.

Interest Rate Swap Transactions

Products Corporation’s 2008 Interest Rate Swap (as hereinafter defined) expired in April 2010. At December 31, 2010, the Company did not have any outstanding interest rate swaps.

Recent Accounting Pronouncements:

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amends ASC Topic 350, Intangibles — Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, Step 2 of the goodwill impairment test will be required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt the provisions of ASU 2010-28 in 2011 and does not expect that its adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

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

(See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” regarding Products Corporation’s use of the $63 million of the net proceeds from the Bozzano Sale Transaction to repay $63 million in aggregate principal amount of the Senior Subordinated Term Loan.)

The consolidated balance sheets at December 31, 2010 and 2009, respectively, were updated to reflect the assets and liabilities of the Ceil subsidiary as a discontinued operation. The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009

Assets:
Prepaid expenses and other	$0.1	$0.1

Total assets	$0.1	$0.1

Liabilities:
Accrued expenses and other	$1.0	$1.0

Total current liabilities	1.0	1.0
Other long-term liabilities	1.6	1.9

Total liabilities	$2.6	$2.9

The income statements for the year ended December 31, 2010, 2009 and 2008, respectively, were adjusted to reflect the Ceil subsidiary as a discontinued operation (which was previously reported in the Latin America region). The following table summarizes the results of the Ceil discontinued operations for each of the respective periods:

	Year Ended December 31,
	2010	2009	2008

Net sales	$—	$—	$20.6
Operating income	—	—	0.1
Income before income taxes	—	—	0.1
(Benefit) provision for income taxes	(0.3)	(0.3)	0.5
Net income (loss)	0.3	0.3	(0.4)

During 2008, the Company recorded a one-time gain from the Bozzano Sale Transaction of $45.2 million, net of taxes of $10.4 million. Included in this gain calculation is a $37.3 million elimination of currency translation adjustments.

3.	RESTRUCTURING COSTS AND OTHER, NET

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

During 2010, a $0.3 million adjustment was recorded to restructuring costs and other, net, to reflect lower than originally anticipated expenses associated with the May 2009 Program.

The $20.5 million of net charges related to the May 2009 Program has been or is expected to be paid out as follows: $11.0 million paid in 2009, $6.9 million paid in 2010 and the balance of $2.6 million expected to be paid thereafter.

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

Details of the activity described above during 2010, 2009 and 2008 are as follows:

	Balance	(Income)
	Beginning of	Expenses,	Utilized, Net		Balance
	Year	Net	Cash	Noncash	End of Year

2010
Employee severance and other personnel benefits:
2008 Programs	$0.3	$—	$(0.3)	$—	$—
2009 Programs	7.6	(0.2)	(6.4)	—	1.0

	7.9	(0.2)	(6.7)	—	1.0
Lease exit	2.3	(0.1)	(0.6)	—	1.6

Total restructuring costs and other, net	$10.2	$(0.3)	$(7.3)	$—	$2.6

2009
Employee severance and other personnel benefits:
2006 Programs	$0.3	$—	$(0.3)	$—	$—
2007 Programs	0.1	—	(0.1)	—	—
2008 Programs	3.0	0.8	(3.5)	—	0.3
2009 Programs	—	19.5	(11.9)	—	7.6

	3.4	20.3	(15.8)	—	7.9
Leases and equipment write-offs	—	2.6	(0.3)	—	2.3

Total restructuring accrual	$3.4	22.9	$(16.1)	$—	$10.2

Gain on sale of Argentina facility		(1.6)

Total restructuring costs and other, net		$21.3

	Balance	(Income)
	Beginning of	Expenses,	Utilized, Net		Balance
	Year	Net	Cash	Noncash	End of Year

2008
Employee severance and other personnel benefits:
2006 Programs	$4.1	$(0.4)	$(3.4)	$—	$0.3
2007 Programs	0.6	—	(0.5)	—	0.1
2008 Programs	—	4.9	(1.7)	(0.2)	3.0

	4.7	4.5	(5.6)	(0.2)	3.4
Leases and equipment write-offs	0.2	—	(0.2)	—	—

Total restructuring accrual	$4.9	4.5	$(5.8)	$(0.2)	$3.4

Gain on sale of Mexico facility		(7.0)
Gain on sale of non-core trademark		(5.9)

Total restructuring costs and other, net		$(8.4)

As of December 31, 2010, 2009 and 2008, the unpaid balance of the restructuring costs and other, net for reserves, was included in “Accrued expenses and other” and “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. The remaining balance at December 31, 2010 for employee severance and other personnel benefits is $2.6 million, of which $1.6 million is expected to be paid by the end of 2011 and the balance of $1.0 million is expected to be paid thereafter.

4.	INVENTORIES

	December 31,
	2010	2009

Raw materials and supplies	$39.7	$42.7
Work-in-process	9.9	12.0
Finished goods	65.4	64.5

	$115.0	$119.2

5.	PREPAID EXPENSES AND OTHER

	December 31,
	2010	2009

Prepaid expenses	$19.9	$22.3
Other	27.4	22.0

	$47.3	$44.3

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2010	2009

Land and improvements	$1.9	$1.9
Building and improvements	63.5	62.0
Machinery, equipment and capital leases	136.8	135.1
Office furniture, fixtures and capitalized software	79.7	102.6
Leasehold improvements	11.9	11.8
Construction-in-progress	7.2	11.4

	301.0	324.8
Accumulated depreciation	(194.8)	(213.1)

	$106.2	$111.7

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $19.5 million, $17.5 million and $17.8 million, respectively.

7.	ACCRUED EXPENSES AND OTHER

	December 31,
	2010	2009

Sales returns and allowances	$76.2	$83.3
Advertising and promotional costs	25.3	34.1
Compensation and related benefits	51.8	35.9
Interest	19.2	8.8
Taxes	18.7	16.2
Restructuring costs	1.6	7.6
Derivative financial instruments	2.1	3.5
Other	23.6	23.6

	$218.5	$213.0

8.	SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2006 Credit Agreements (prior to its complete refinancing in March 2010) in 2009 and the 2010 Credit Agreements in 2010, which are reflected in Note 9, “Long-Term Debt and Redeemable Preferred Stock”), aggregating $3.7 million and $0.3 million at December 31, 2010 and 2009, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2010 and 2009 was 5.9% and 6.0%, respectively.

9.	LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	December 31,
	2010	2009

2010 Term Loan Facility due 2015, net of discounts (See (a) below)	$782.0	$—
2006 Term Loan Facility due 2012 (See “2010 Transactions” below)	—	815.0
2010 Revolving Credit Facility due 2014 (See (a) below)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts (See (b) below)	326.9	326.4
Senior Subordinated Term Loan due 2014 (See (c) below)	58.4	58.4

	1,167.3	1,199.8
Less current portion	(8.0)	(13.6)

	1,159.3	1,186.2

Redeemable Preferred Stock (See (d) below)	48.1	48.0

	$1,207.4	$1,234.2

The Company completed several debt reduction transactions during 2010 and 2009.

2010 Transactions

Refinancing of the 2006 Term Loan and Revolving Credit Facilities

In March 2010, Products Corporation consummated a credit agreement refinancing (the “2010 Refinancing”) consisting of the following transactions:

•	The 2010 Refinancing included refinancing Products Corporation’s term loan facility, which was scheduled to mature on January 15, 2012 and had $815.0 million aggregate principal amount outstanding at December 31, 2009 (the “2006 Term Loan Facility”), with a 5-year, $800.0 million term loan facility due March 11, 2015 (the “2010 Term Loan Facility”) under a second amended and restated term loan agreement dated March 11, 2010 (the “2010 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities Inc. (“JPM Securities”), Banc of America Securities LLC (“BAS”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”), as joint lead arrangers, CGMI, JPM Securities, BAS, Credit Suisse and Natixis, New York Branch (“Natixis”), as joint bookrunners, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as co-syndication agents, Credit Suisse and Natixis as co-documentation agents, and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent.

•	The 2010 Refinancing also included refinancing Products Corporation’s 2006 revolving credit facility, which was scheduled to mature on January 15, 2012 and had nil outstanding borrowings at December 31, 2009 (the “2006 Revolving Credit Facility” and together with the 2006 Term Loan Facility, the “2006 Credit Facilities” and such agreements, the “2006 Credit Agreements”), with a 4-year, $140.0 million asset-based, multi-currency revolving credit facility due March 11, 2014 (the “2010 Revolving Credit Facility” and, together with the 2010 Term Loan Facility, the “2010 Credit Facilities”) under a second amended and restated revolving credit agreement dated March 11, 2010 (the “2010 Revolving Credit Agreement” and, together with the 2010 Term Loan Agreement, the “2010 Credit Agreements”), among Products Corporation, as borrower, the lenders party thereto, CGMI and Wells Fargo Capital Finance, LLC (“WFS”), as joint lead arrangers, CGMI, WFS, BAS, JPM Securities and Credit Suisse, as joint bookrunners, and CUSA, as administrative agent and collateral agent.

•	Products Corporation used the approximately $786 million of proceeds from the 2010 Term Loan Facility, which was drawn in full on the March 11, 2010 closing date and issued to lenders at 98.25% of par, plus approximately $31 million of available cash and approximately $20 million then drawn on the 2010 Revolving Credit Facility to refinance in full the $815.0 million of outstanding indebtedness under its 2006 Term Loan Facility and to pay approximately $7 million of accrued interest and approximately $15 million of fees and expenses incurred in connection with consummating the 2010 Refinancing, of which approximately $9 million was capitalized.

2009 Transactions

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

Products Corporation used the $319.8 million of net proceeds from the 9 3/4% Senior Secured Notes (net of original issue discount and underwriters fees), together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility (prior to its complete refinancing in March 2010), to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011 (the “9 1/2% Senior Notes”), plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements required to permit such refinancing to be conducted on a secured basis. Pursuant to a registration rights agreement, on June 1, 2010, Products Corporation commenced an offer to exchange the original 9 3/4% Senior Secured Notes for up to $330 million in aggregate principal amount of its 9 3/4% Senior Secured Notes due 2015 that have been registered under the Securities Act of 1933, as amended (the “Securities Act”). On July 16, 2010, all of the old notes were exchanged for new notes which have substantially identical terms as the old notes, except that the new notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the old notes do not apply to the new notes. In connection with this refinancing transaction, the Company recognized a loss on the extinguishment of debt of $13.5 million, which was partially offset by a $7.7 million gain on the repurchases of an aggregate principal amount of $49.5 million of the 9 1/2% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases.

(a)	2010 Credit Agreements

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

Borrowings under the 2010 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus 3.00% per annum or (ii) the Alternate Base Rate plus 2.00% per annum. Local Loans (as defined in the 2010 Revolving Credit Agreement) bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus 3.0% per annum or (ii) if in U.S. dollars at the Alternate Base Rate plus 2.0% per annum.

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

Products Corporation was in compliance with all applicable covenants under the 2010 Credit Agreements upon closing the 2010 Refinancing and as of December 31, 2010. At December 31, 2010, the aggregate principal amount outstanding under the 2010 Term Loan Facility was $794.0 million and availability under the $140.0 million 2010 Revolving Credit Facility, based upon the calculated borrowing base less $21.2 million of outstanding undrawn letters of credit and nil then drawn on the 2010 Revolving Credit Facility, was $111.7 million.

(b) 9 3/4% Senior Secured Notes due 2015

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement which was priced at 98.9% of par, receiving net proceeds (net of original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. In connection with and prior to the issuance of the 9 3/4% Senior Secured Notes, Products Corporation entered into amendments to the 2006 Credit Agreements to permit the issuance of the 9 3/4% Senior Secured Notes on a secured basis and incurred $4.7 million of related fees and expenses. The Company capitalized $4.5 million of such fees and expenses which was expensed upon the refinancing of the 2006 Credit Agreements in March 2010. In connection with consummating such refinancing, the Company incurred $10.5 million of fees and expenses related to the issuance of the 9 3/4% Senior Secured Notes, all of which the Company capitalized and which will be amortized over the remaining life of the 9 3/4% Senior Secured Notes.

The $319.8 million of net proceeds, together with $42.6 million of other cash and borrowings under the 2006 Revolving Credit Facility (prior to its complete refinancing in March 2010), were used to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to the 2006 Credit Agreements (prior to their complete refinancing in March 2010) required to permit such refinancing to be conducted on a secured basis. Pursuant to a registration rights agreement, on June 1, 2010, Products Corporation commenced an offer to exchange the original 9 3/4% Senior Secured Notes for up to $330 million in aggregate principal amount of its 9 3/4% Senior Secured Notes due 2015 that have been registered under the Securities Act. On July 16, 2010, all of the old notes were exchanged for new notes which have substantially identical terms as the old notes, except that the new notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the old notes do not apply to the new notes.

The 9 3/4% Senior Secured Notes were issued pursuant to an indenture, dated as of November 23, 2009 (the “9 3/4% Senior Secured Notes Indenture”), among Products Corporation, Revlon, Inc. and Products Corporation’s domestic subsidiaries (subject to certain limited exceptions) (the “Subsidiary Guarantors” and, collectively with Revlon, Inc., the “Guarantors”), which Guarantors also currently guarantee Products Corporation’s 2010 Credit Agreements, and U.S. Bank National Association, as trustee. The 9 3/4% Senior Secured Notes are supported by guarantees from the Guarantors.

The 9 3/4% Senior Secured Notes and the related guarantees are secured, subject to certain permitted liens:

•	together with the obligations under the 2010 Revolving Credit Agreement (on an equal and ratable basis), by a second-priority lien on the collateral that is subject to a first-priority lien securing Products Corporation’s obligations under the 2010 Term Loan Agreement (i.e., substantially all of Products Corporation’s and the Subsidiary Guarantors’ intellectual property and intangibles, all of the capital stock of Products Corporation and the Subsidiary Guarantors and 66% of the capital stock of Products Corporation’s and the Subsidiary Guarantors’ first-tier foreign subsidiaries and certain other assets of Products Corporation and the Subsidiary Guarantors (excluding the assets described below)), subject to certain limited exceptions; and

•	by a third-priority lien on the collateral that is subject to a first-priority lien securing Products Corporation’s obligations under the 2010 Revolving Credit Agreement and subject to a second-priority lien securing Products Corporation’s obligations under the 2010 Term Loan Agreement (i.e., substantially all of Products Corporation’s and the Subsidiary Guarantors’ inventory, accounts receivable, equipment, investment property, deposit accounts and certain real estate), subject to certain limited exceptions.

The liens securing the 9 3/4% Senior Secured Notes and the related guarantees are subject to the provisions of an intercreditor agreement, which, among other things, governs the priority of the liens on the collateral securing the 9 3/4% Senior Secured Notes and provides different rights as to enforcement, procedural provisions and other similar matters for holders of liens securing Products Corporation’s obligations under the 2010 Credit Agreements.

The 9 3/4% Senior Secured Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior indebtedness of Products Corporation and the Guarantors, including the indebtedness under the 2010 Credit Agreements, and are senior in right of payment to all of Products Corporation’s and the Guarantors’ present and future indebtedness that is expressly subordinated in right of payment (including the Contributed Loan and the Non-Contributed Loan). The 9 3/4% Senior Secured Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s non-guarantor subsidiaries. The 9 3/4% Senior Secured Notes mature on November 15, 2015. Interest is payable on May 15 and November 15 of each year, beginning May 15, 2010.

The 9 3/4% Senior Secured Notes may be redeemed at the option of Products Corporation:

•	in an amount up to an aggregate of 35% of the original principal amount issued under the 9 3/4% Senior Secured Notes Indenture, from time to time prior to November 15, 2012, with the proceeds of certain equity offerings, at a purchase price equal to 109.75% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption;

•	in whole or in part at any time prior to November 15, 2012 at a redemption price equal to the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, plus the applicable premium (as specified in the 9 3/4% Senior Secured Notes Indenture); and

•	in whole or in part at any time after November 15, 2012 at various fixed prices specified in the 9 3/4% Senior Secured Notes Indenture.

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

(c) Senior Subordinated Term Loan Agreement

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

In September 2008, Products Corporation used $63.0 million of the net proceeds from the Bozzano Sale Transaction to partially repay $63.0 million of the outstanding aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107.0 million in aggregate principal amount under such loan. Upon consummation of the Exchange Offer, MacAndrews & Forbes contributed to Revlon, Inc. the $48.6 million Contributed Loan, representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Class A Common Stock exchanged in the Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. Also, upon consummation of the Exhange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date on the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date on the Non-Contributed Loan from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

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

The Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under (i) Products Corporation’s 2010 Credit Agreements, and (ii) Products Corporation’s 9 3/4% Senior Secured Notes. Prior to its respective maturity dates, the Senior Subordinated Term Loan is also subordinated in right of payment to Revlon, Inc.’s Preferred Stock. The Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

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

Upon any change of control (as defined in the Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the Senior Subordinated Term Loan in full, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full, after fulfilling an offer to repay Products Corporation’s 9 3/4% Senior Secured Notes and to the extent permitted by Products Corporation’s 2010 Credit Agreements.

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

(d)	Redeemable Preferred Stock

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

In accordance with the terms of the certificate of designation of the Preferred Stock, during 2010, Revlon, Inc. paid to holders of record of the Preferred Stock an aggregate of $6.2 million of regular dividends on the Preferred Stock (at an annual rate of 12.75% of the $5.21 per share liquidation preference, the “Regular Dividend”). In addition, on January 10, 2011, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 31, 2010 the Regular Dividend in the amount of $0.171074 per share, or $1.6 million in the aggregate, for the period from October 8, 2010 through January 10, 2011.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2010 in the years 2011 through 2015 and thereafter are as follows:

	Long-term
Years Ended December 31,	debt maturities

2011	$8.0	(a)
2012	8.0	(a)
2013	8.0	(a)(b)
2014	66.4	(c)
2015	1,092.0	(d)
Thereafter	—

Total long-term debt	$1,182.4

Discounts	(15.1)

Total long-term debt, net of discounts	$1,167.3

(a)	Amount refers to the quarterly amortization payments required under the 2010 Term Loan Facility.

(b)	Amount does not include the $48.6 million of Preferred Stock which is required to be redeemed on the earlier of (i) October 8, 2013 and (ii) the consummation of certain change of control transactions. (See “Redeemable Preferred Stock” in this Note 9).

(c)	Amount refers to the quarterly amortization payments required under the 2010 Term Loan Facility and the aggregate principal amount outstanding under the Non-Contributed Loan. Pursuant to the terms of the Exchange Offer, the maturity date on the Non-Contributed Loan which remains owing from Products Corporation to MacAndrews & Forbes was extended from August 2010 to October 8, 2014. Amount excludes amounts available under the 2010 Revolving Credit Facility, which as of December 31, 2010, was undrawn.

(d)	Amount refers to the aggregate principal amount expected to be outstanding under the 2010 Term Loan Facility on its March 11, 2015 maturity date as well as the principal balance due on the 9 3/4% Senior Secured Notes which mature on November 15, 2015. The difference between this amount and the carrying amounts of the 2010 Term Loan Facility and the 9 3/4% Senior Secured Notes is due to the issuance of the $800.0 million in aggregate principal amount of the 2010 Term Loan Facility and the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes at a discount, which were priced at 98.25% and 98.9% of par, respectively.

10.	FAIR VALUE MEASUREMENTS

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

As of December 31, 2010, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts and Preferred Stock, are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3

Assets:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities:
Derivatives:
FX Contracts(a)	$2.1	$—	$2.1	$—
Redeemable Preferred Stock (Change of Control Amount)(b)	0.2	—	—	0.2

Total liabilities at fair value	$2.3	$—	$2.1	$0.2

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at December 31, 2010. (See Note 11, “Financial Instruments.”)

(b)	Upon consummation of the Exchange Offer, Revlon, Inc. initially recorded the Preferred Stock as a long-term liability at a fair value of $47.9 million (see Note 9, “Long-Term Debt and Redeemable Preferred Stock”), which was comprised of two components:

•	Liquidation Preference: Upon initial valuation of the Preferred Stock, the total amount to be paid by Revlon, Inc. at maturity is approximately $48.6 million, which represents the $5.21 liquidation preference for each of the 9,336,905 shares of Preferred Stock issued in the Exchange Offer (the “Liquidation Preference”). The Liquidation Preference was initially measured at fair value based on the yield to maturity of the $48.6 million portion of the Senior Subordinated Term Loan (as hereinafter defined) that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), adjusted for an estimated average subordination premium for subordinated note issues. The Liquidation Preference is subsequently measured at the present value of the amount to be paid at maturity, accruing interest cost using the rate implicit at the issuance date since both the amount to be paid and the maturity date are fixed.

•	Change of Control Amount: Holders of the Preferred Stock are entitled to receive upon a change of control transaction (as defined in the certificate of designation of the Preferred Stock) through October 8, 2012, a pro rata portion of the equity value received in such transaction, capped at an amount that would provide aggregate cash payments of $12.00 per share over the term of the Preferred Stock. If the equity value received in the change of control transaction is greater than or equal to $12.00 per share, then each holder of Preferred Stock will be entitled to receive an amount equal to $12.00 minus the Liquidation Preference minus any paid and/or accrued and unpaid dividend on the Preferred Stock. If the per share equity value received in the change of control transaction is less than $12.00, then each holder of Preferred Stock is entitled to receive an amount equal to such per share equity value minus the Liquidation Preference minus any paid and/or accrued and unpaid dividend on the Preferred Stock. If the per share equity value received in the change of control transaction does not exceed the Liquidation Preference plus any paid and/or accrued and unpaid dividend, then each holder of the Preferred Stock is not entitled to an additional payment upon any such change of control transaction (the foregoing payments being the “Change of Control Amount”). The fair value of the Change of Control Amount of the Preferred Stock, which is deemed to be a Level 3 liability, is based on the Company’s assessment of the likelihood of the occurrence of specified change of control transactions within three years of the consummation of the Exchange Offer. There was no change in the fair value of the Change in

Control Amount from the initial valuation performed upon the October 2009 consummation of the Exchange Offer through December 31, 2010.

11.	FINANCIAL INSTRUMENTS

The fair value of the Company’s debt, including the current portion of long-term debt and Preferred Stock, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt and Preferred Stock at December 31, 2010 was approximately $1,259.6 million, which was more than the carrying values of such debt and Preferred Stock at December 31, 2010 of $1,215.4 million. The estimated fair value of such debt and Preferred Stock at December 31, 2009 was approximately $1,241.4 million, which was less than the carrying values of such debt and Preferred Stock at December 31, 2009 of $1,247.8 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

Products Corporation also maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which approximately $21.2 million and $12.2 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2010 and 2009, respectively. Included in these amounts is approximately $9.1 million and $9.3 million at December 31, 2010 and 2009, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily (1) FX Contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (2) interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.

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

The U.S. dollar notional amount of the FX Contracts outstanding at December 31, 2010 and 2009 was $46.0 million and $54.3 million, respectively.

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

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in the Consolidated Balance Sheet at December 31, 2010 and 2009, respectively:

	Fair Values of Derivative Instruments as of December 31,
	Assets			Liabilities
		2010	2009		2010	2009
	Balance Sheet	Fair	Fair	Balance Sheet	Fair	Fair
Derivatives:	Classification	Value	Value	Classification	Value	Value

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	Prepaid expenses	$—	$—	Accrued expenses	$—	$1.8

Derivatives not designated as hedging instruments:
FX contracts(b)	Prepaid expenses	0.2	0.1	Accrued expenses	2.1	1.7

		$0.2	$0.1		$2.1	$3.5

(a)	At December 31, 2009, the fair value of the 2008 Interest Rate Swap, which expired in April 2010, was determined by using the three-month U.S. Dollar LIBOR index at the latest receipt date, or October 16, 2009.

(b)	The fair values of the FX Contracts at December 31, 2010 and 2009 were determined by using observable market transactions of spot and forward rates at December 31, 2010 and 2009, respectively.

(b) Effects of Derivative Financial Instruments on Income and Other Comprehensive Income (Loss) (“OCI”) for 2010 and 2009, respectively:

	Derivative Instruments Gain (Loss) Effect on Consolidated Statement of
	Operations as of December 31,
	Amount of
	Gain (Loss)
	Recognized in		Income Statement	Amount of Gain (Loss) Reclassified
	OCI		Classification	from OCI
	(Effective		of Gain (Loss)	to Income
	Portion)		Reclassified from	(Effective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$(1.7)	Interest expense	$(0.9)	$(5.0)

	Amount of		Income	Amount of
	Gain (Loss) Recognized in		Statement	Gain (Loss)
	Foreign		Classification	Recognized in
	Currency Gains		of Gain (Loss)	Interest Expense
	(Losses), Net		Reclassified from	(Ineffective Portion)
	2010	2009	OCI to Income	2010	2009

Derivatives not designated as hedging instruments:
FX Contracts	$(3.1)	$(5.9)	Interest expense	$—	$—
2008 Interest Rate Swap(a)	—	—	Interest expense	(0.8)	—

	$(3.1)	$(5.9)		$(0.8)	$—

(a)	Effective March 11, 2010 (the closing date of the 2010 Refinancing), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap Transactions” in this Note 11.)

12.	INCOME TAXES

The Company’s income before income taxes and the applicable provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008

Income from continuing operations before income taxes:
United States	$31.3	$24.6	$(22.0)
Foreign	48.5	32.2	51.2

	$79.8	$56.8	$29.2

Provision for (benefit from) income taxes:
United States federal	$(219.4)	$0.3	$0.6
State and local	(44.5)	(2.1)	(3.0)
Foreign	16.7	10.1	18.5

	$(247.2)	$8.3	$16.1

Current:
United States federal	$10.1	$13.5	$10.3
State and local	(2.5)	—	(1.3)
Foreign	18.7	13.3	22.7

	26.3	26.8	31.7
Deferred:
United States federal	(220.3)	—	0.6
State and local	(40.2)	—	—
Foreign	1.2	(1.2)	2.2

	(259.3)	(1.2)	2.8
Benefits of operating loss carryforwards:
United States federal	(9.2)	(13.2)	(10.3)
State and local	(1.8)	(2.1)	(1.7)
Foreign	(3.2)	(2.0)	(6.4)

	(14.2)	(17.3)	(18.4)

	$(247.2)	$8.3	$16.1

The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008

Computed expected tax expense	$27.9	$19.9	$10.2
State and local taxes, net of U.S. federal income tax benefit	(0.1)	(1.4)	(2.0)
Foreign and U.S. tax effects attributable to operations outside the U.S.	(10.5)	(4.0)	0.5
Change in valuation allowance	(286.8)	(24.7)	(18.2)
Foreign dividends subject to tax	14.5	14.4	26.7
Other	7.8	4.1	(1.1)

Tax expense	$(247.2)	$8.3	$16.1

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2010 and 2009 were comprised of the following:

	December 31,
	2010	2009

Deferred tax assets:
Inventories	$3.5	$5.8
Net operating loss carryforwards — U.S.	186.4	186.9
Net operating loss carryforwards — foreign	83.1	83.3
Employee benefits	76.0	91.0
State and local taxes	2.2	3.9
Sales related reserves	29.1	31.6
Other	29.0	38.9

Total gross deferred tax assets	409.3	441.4
Less valuation allowance	(113.0)	(414.3)

Total deferred tax assets, net of valuation allowance	296.3	27.1
Deferred tax liabilities:
Plant, equipment and other assets	(15.4)	(18.1)
Other	(12.3)	(0.4)

Total gross deferred tax liabilities	(27.7)	(18.5)

Net deferred tax assets	$268.6	$8.6

As previously disclosed, in assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reduction of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

In accordance with the Income Taxes Topic, based upon the level of historical taxable losses for the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets in the U.S. As of December 31, 2010, the Company achieved three cumulative years, as well as three consecutive years, of positive U.S. GAAP pre-tax income and taxable income in the U.S. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets existing at December 31, 2010 based on the recognition threshold and measurement of a tax position in accordance with the Income Taxes Topic. Therefore, at December 31, 2010, the Company realized a one-time non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. The Company has reflected this benefit in the tax provision and this one-time non-cash benefit has increased net income at December 31, 2010.

The valuation allowance decreased by $301.3 million during 2010 and increased by $23.1 million during 2009. The primary driver of the decrease in the valuation allowance during 2010 was the reduction of the valuation allowance with respect to the deferred tax assets in the U.S., as noted above. The primary drivers of the increase in the valuation allowance during 2009 were foreign exchange fluctuations and the impact of the re-measurement of pension liabilities in 2009, partially offset by use of tax loss carryforwards.

After December 31, 2010, the Company has tax loss carryforwards of approximately $754.2 million, of which $278.8 million are foreign and $475.4 million are domestic (including $19.4 million of consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation). The losses expire in future years as follows: 2011-$13.4 million; 2012-$9.9 million; 2013-$12.1 million; 2014-$10.9 million; 2015 and beyond-$529.0 million; and unlimited-$178.9 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal), for tax years ended December 31, 2007 through December 31, 2010, and Australia and South Africa, for tax years ended December 31, 2006 through December 31, 2010. The Company classifies interest and penalties recognized under the Income Taxes Topic as a component of the provision for income taxes in the consolidated statement of operations. During the years ended December 31, 2010 and 2009, the Company recognized through the consolidated statement of operations a reduction of $5.6 million and $0.6 million, respectively, in accrued interest and penalties.

At December 31, 2010 and 2009, the Company had tax reserves of $44.1 million and $49.3 million, respectively, including $12.3 million and $17.9 million, respectively, of accrued interest and penalties. All of the tax reserves, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the tax reserves is as follows:

Balance at January 1, 2009	$50.9
Increase based on tax positions taken in a prior year	5.5
Decrease based on tax positions taken in a prior year	(0.1)
Increase based on tax positions taken in the current year	7.2
Decrease related to settlements with taxing authorities and changes in law	(5.8)
Decrease resulting from the lapse of statutes of limitations	(8.4)

Balance at December 31, 2009	$49.3
Increase based on tax positions taken in a prior year	9.9
Decrease based on tax positions taken in a prior year	(16.1)
Increase based on tax positions taken in the current year	7.4
Decrease related to settlements with taxing authorities and changes in law	—
Decrease resulting from the lapse of statutes of limitations	(6.4)

Balance at December 31, 2010	$44.1

In addition, the Company believes that it is reasonably possible that its tax reserves during 2011 will increase by approximately $6.0 million as a result of changes in various tax positions, each of which is individually insignificant.

The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $77.9 million of foreign subsidiaries’ undistributed earnings as of December 31, 2010 because such earnings are intended to be indefinitely reinvested overseas. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 18, “Related Party Transactions — Transfer Agreements”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 18, “Related Party Transactions — Transfer Agreements”), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the “MacAndrews & Forbes Tax Sharing Agreement”), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Revlon, Inc. and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon, Inc. or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.

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

There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2010 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2011. During 2010, there were no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2009 and $0.2 million with respect to 2010. The Company expects that there will be no federal tax payment from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2011 with respect to 2010.

Pursuant to the asset transfer agreement referred to in Note 18, “Related Party Transactions — Transfer Agreements,” Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings’ books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

13.	BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each of the years ended December 31, 2010, 2009 and 2008, options to purchase 987,886; 1,231,337; and 1,405,486 shares, respectively, of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), with weighted average exercise prices of $31.68, $33.17 and $36.76, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.

For each of the years ended December 31, 2010, 2009 and 2008, 280,877; 968,156; and 1,581,439 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.

The components of basic and diluted earnings per share for each of the years ended December 31, 2010, 2009 and 2008, respectively, are as follows:

	Years Ended December 31,
	2010(a)	2009	2008
	(shares in millions)

Numerator:
Income from continuing operations	$327.0	$48.5	$13.1
Income from discontinued operations	0.3	0.3	44.8

Net income	$327.3	$48.8	$57.9

Denominator:
Weighted average common shares outstanding — Basic	51.89	51.55	51.25
Effect of dilutive restricted stock	0.41	0.18	0.06

Weighted average common shares outstanding — Diluted	52.30	51.73	51.31

Basic earnings per share:
Continuing operations	$6.30	$0.94	$0.26
Discontinued operations	0.01	0.01	0.87

Net income	$6.31	$0.95	$1.13

Diluted earnings per share:
Continuing operations	$6.25	$0.94	$0.26
Discontinued operations	0.01	0.01	0.87

Net income	$6.26	$0.94	$1.13

(a)	Basic and diluted earnings per share for the year ended December 31, 2010 were favorably impacted by an increase in net income driven by a one-time non-cash benefit of $260.6 million related to the Company’s net U.S. deferred tax assets at December 31, 2010, recognized through a reduction in the Company’s deferred tax valuation allowances as a result of the Company achieving three cumulative years, as well as three consecutive years, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s current expectations for realization of such deferred tax benefits in the U.S. (See Note 12, “Income Taxes”).

14.	SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the “Savings Plan”), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Code. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (i.e., for a total match of 3% of employee contributions). In 2010, 2009 and 2008, the Company made cash matching contributions to the Savings Plan of approximately $2.3 million, $2.4 million and $2.7 million, respectively.

In May 2009, Products Corporation amended, effective December 31, 2009, its qualified and non-qualified defined contribution savings plans for its U.S.-based employees, creating a new discretionary profit sharing component under such plans that will enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company will determine in the fourth quarter of each year whether and, if so, to what extent, discretionary profit sharing contributions would be made for the following year. For 2010, the Company made discretionary profit sharing contributions to the Savings Plan of approximately $6.0 million (of which $4.5 million was paid in 2010 and $1.5 million was paid in January 2011), or 5% of eligible compensation, which was credited on a quarterly basis. In December 2010, the Company determined that the discretionary profit sharing contribution during 2011 would be 3% of eligible compensation, to be credited on a quarterly basis. (The savings plan amendments described above in this Note 14 are hereinafter referred to as the “May 2009 Savings Plan Amendments”).

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

In May 2009, and effective December 31, 2009, Products Corporation amended its U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan), covering a substantial portion of the Company’s employees in the U.S., to cease future benefit accruals under such plan after December 31, 2009. Products Corporation also amended its non-qualified pension plan (the Revlon Pension Equalization Plan) to similarly cease future benefit accruals under such plan after December 31, 2009. In connection with such amendments, no additional benefits have accrued since December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. (The plan amendments described above in this Note 14 are hereinafter referred to as the “May 2009 Pension Plan Amendments” and, together with the May 2009 Savings Plan Amendments, as the “May 2009 Plan Amendments”).

In 2009, the Company recorded an $8.6 million decrease in its pension liabilities which was offset against accumulated other comprehensive income (loss) as a result of the pension curtailment and the re-measurement of the pension liabilities performed in connection with the May 2009 Pension Plan Amendments and the May 2009 Program (as defined in Note 3, “Restructuring Costs and Other, Net”). The net decrease in pension liabilities was comprised of a non-cash curtailment gain of approximately $9.2 million which was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss, partially offset by a net increase in pension liabilities of $0.6 million as a result of the re-measurements noted above.

Effective December 31, 2010, Products Corporation amended its Canadian defined benefit pension plan (the Affiliated Revlon Companies Employment Plan) to cease future benefit accruals under such plan after December 31, 2010. In connection with such amendment, in 2010, the Company recorded a $1.1 million decrease in its pension liabilities, which was comprised of a non-cash curtailment gain of $1.1 million recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings LLC, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 18, “Related Party Transactions — Transfer Agreements”).

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s significant pension and other post-retirement plans.

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation — beginning of year	$(614.5)	$(560.1)	$(14.8)	$(13.2)
Service cost	(1.5)	(7.6)	—	—
Interest cost	(33.8)	(34.8)	(0.9)	(0.9)
Plan amendments	—	(0.2)	—	—
Actuarial loss	(31.3)	(55.0)	(1.1)	(1.3)
Curtailment gain	1.5	9.2	—	—
Settlement gain	—	0.5	—	—
Benefits paid	36.4	38.2	0.9	1.0
Currency translation adjustments	1.1	(4.5)	(0.2)	(0.4)
Plan participant contributions	(0.2)	(0.2)	—	—

Benefit obligation — end of year	$(642.3)	$(614.5)	$(16.1)	$(14.8)

Change in Plan Assets:
Fair value of plan assets — beginning of year	$405.6	$342.3	$—	$—
Actual return on plan assets	56.0	74.6	—	—
Employer contributions	24.9	23.3	0.9	1.0
Plan participant contributions	0.2	0.2	—	—
Benefits paid	(36.4)	(38.2)	(0.9)	(1.0)
Settlement gain	—	(0.5)	—	—
Currency translation adjustments	(0.8)	3.9	—	—

Fair value of plan assets — end of year	$449.5	$405.6	$—	$—

Unfunded status of plans at December 31,	$(192.8)	$(208.9)	$(16.1)	$(14.8)

In respect of the Company’s pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009, respectively, consist of the following:

			Other
			Post-retirement
	Pension Plans		Benefit Plans
	December 31,
	2010	2009	2010	2009

Accrued expenses and other	$(6.4)	$(6.2)	$(1.0)	$(1.2)
Pension and other post-retirement benefit liabilities	(186.4)	(202.7)	(15.1)	(13.6)

	(192.8)	(208.9)	(16.1)	(14.8)
Accumulated other comprehensive loss	180.1	179.3	4.1	3.3

	$(12.7)	$(29.6)	$(12.0)	$(11.5)

With respect to the above accrued net periodic benefit costs, the Company has recorded receivables from affiliates of $2.9 million and $2.8 million at December 31, 2010 and 2009, respectively, relating to pension plan liabilities retained by such affiliates.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	December 31,
	2010	2009

Projected benefit obligation	$642.3	$614.5
Accumulated benefit obligation	640.6	611.2
Fair value of plan assets	449.5	405.6

Net Periodic Benefit Cost:

During 2010, the Company recognized $18.0 million of lower net periodic benefit cost driven primarily by the impact of the May 2009 Plan Amendments which ceased future benefit accruals under the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan after December 31, 2009 and which resulted in a change in the amortization period of actuarial gains (losses) from the remaining service period to the remaining life expectancy of plan participants.

The net periodic benefit cost for the year ended December 31, 2009 includes a non-cash curtailment gain of $0.8 million related to the recognition of previously unrecognized prior service costs that had been reported in accumulated other comprehensive loss in the second quarter of 2009.

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

				Other
				Post-retirement
	Pension Plans			Benefit Plans
	Years Ended December 31,
	2010	2009	2008	2010	2009	2008

Net periodic benefit cost:
Service cost	$1.5	$7.6	$8.3	$—	$—	$—
Interest cost	33.8	34.8	34.5	0.9	0.9	0.8
Expected return on plan assets	(32.1)	(27.8)	(37.2)	—	—	—
Amortization of prior service credit	0.1	(0.1)	(0.4)	—	—	—
Amortization of actuarial loss	5.1	12.8	1.3	0.2	0.1	0.2
Curtailment gain	—	(0.8)	—	—	—	—

	8.4	26.5	6.5	1.1	1.0	1.0
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	—

	$8.3	$26.4	$6.4	$1.0	$0.9	$1.0

Amounts recognized in accumulated other comprehensive loss at December 31, 2010 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic pension cost, are as follows:

		Post-retirement
	Pension Benefits	Benefits	Total

Net actuarial loss	$179.9	$4.1	$184.0
Prior service cost	0.2	—	0.2

	180.1	4.1	184.2
Portion allocated to Revlon Holdings LLC	(0.7)	(0.1)	(0.8)

	$179.4	$4.0	$183.4

The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2010 and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2011 is $5.2 million and $0.3 million, respectively.

Pension Plan Assumptions:

The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective year:

	U.S. Plans		International Plans
	2010	2009	2010	2009

Discount rate	5.17%	5.68%	5.32%	5.63%
Rate of future compensation increases	3.50	3.50	3.53	4.39

The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost of the Company’s U.S. and International pension plans during the respective year:

	U.S. Plans			International Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.68%	6.35%	6.24%	5.63%	6.40%	5.70%
Expected long-term return on plan assets	8.25	8.25	8.25	6.50	6.50	6.90
Rate of future compensation increases	3.50	4.00	4.00	4.39	4.00	4.30

The 5.17% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2010 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics, such as the Citigroup Pension Discount Curve, to select a rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2010 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

During the first quarter of each year, the Company selects an expected long-term rate of return on its pension plan assets. The Company considers a number of factors to determine its expected long-term rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the pension plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected the 8.25% long-term rate of return on plan assets assumption used for the U.S pension plans during 2010. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

Investment Policy:

The Investment Committee for the Company’s U.S. pension plans (the “Investment Committee”) has adopted (and revises from time to time) an investment policy for the U.S. pension plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains professional investment managers that invest plan assets in the following asset classes: common and preferred stock, mutual funds, fixed income securities, common and collective funds, hedge funds, group annuity contracts and cash and other investments. The Company’s international plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.

The investment policy adopted by the Investment Committee provides for investments in a broad range of publicly-traded securities, among other things. The investments are in domestic and international stocks, ranging from small to large capitalization stocks, debt securities ranging from domestic and international treasury issues, corporate debt securities, mortgages and asset-backed issues. Other investments may include cash and cash equivalents and hedge funds. The investment policy also allows for private equity, not covered in investments described above, provided that such investment is approved by the Investment Committee prior to their selection. Also global balanced strategies are utilized to provide for investments in a broad range of publicly traded stocks and bonds in both domestic and international markets as described above. In addition, the global balanced strategies can include commodities, provided that such investments are approved by the Investment Committee prior to their selection.

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

	Target Ranges
	U.S. Plans	International Plans

Asset Class:
Common and preferred stock	0% - 10%	0%
Mutual funds	20% - 30%	0%
Fixed income securities	20% - 30%	0%
Common and collective funds	25% - 35%	0% - 100%
Hedge funds	0% - 15%	0%
Group annuity contract	0% - 5%	0%
Cash and other investments	0% - 10%	0%

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the U.S. and international pension plan assets at December 31, 2010 and 2009, respectively:

	U.S. Plans		International Plans
	2010	2009	2010	2009

Fair value of plan assets	$403.2	$364.1	$46.3	$41.5

The Company determines the fair values of the Company’s U.S. and international pension plan assets as follows:

•	Common and preferred stock: The fair values of the investments included in the common and preferred stock asset class generally reflect the closing price reported on the major market where the individual securities are traded. The Company classifies common and preferred stock investments primarily within Level 1 of the valuation hierarchy.

•	Mutual funds: The fair values of the investments included in the mutual funds asset class are determined using net asset value (“NAV”) provided by the administrator of the funds. The NAV is based on the closing price reported on the major market where the individual securities are traded. The Company classifies mutual fund investments primarily within Level 1 of the valuation hierarchy.

•	Fixed income securities: The fair values of the investments included in the fixed income securities asset class are based on a compilation of primarily observable market information and/or broker quotes. The Company classifies fixed income securities investments primarily within Level 2 of the valuation hierarchy.

•	Common and collective funds: The fair values of the investments included in the common and collective funds asset class are determined using NAV provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the trust, minus its liabilities, and then divided by the number of shares outstanding. The Company classifies common and collective fund investments primarily within Level 2 of the valuation hierarchy.

•	Hedge funds: The hedge fund asset class includes hedge funds that primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair value of investments included in the hedge funds class are determined using NAV provided by the administrator of the funds. The NAV is based on securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, and is valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The hedge fund investments generally can be sold on a quarterly or monthly basis and may employ leverage. The Company classifies hedge fund investments primarily within Level 2 and Level 3 of the valuation hierarchy.

•	Group annuity contract: The group annuity contract asset class primarily invests in equities, corporate bonds and government bonds. The fair value of securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, are valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The Company classifies group annuity contract investments primarily within Level 2 of the valuation hierarchy.

The fair values of the U.S. and International pension plan assets at December 31, 2010, by asset categories were as follows:

		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Common and Preferred Stock:
U.S. small/mid cap equity	$20.4	$20.4	$—	$—
Mutual Funds(a):
Corporate bonds	23.1	23.1	—	—
Government bonds	2.8	2.8	—	—
U.S. large cap equity	64.9	64.9	—	—
International equities	0.8	0.8	—	—
Emerging markets international equity	2.8	2.8	—	—
Cash and cash equivalents	4.9	4.9	—	—
Other	2.8	2.8	—	—
Fixed Income Securities:
Corporate bonds	84.3	—	84.2	0.1
Government bonds	12.7	—	12.7	—
Common and Collective Funds(a) :
Corporate bonds	32.8	—	32.8	—
Government bonds	19.6	—	19.6	—
U.S. large cap equity	16.9	—	16.9	—
U.S. small/mid cap equity	17.4	—	17.4	—
International equities	65.1	—	65.1	—
Emerging markets international equity	18.8	—	18.8	—
Other	1.8	—	1.8	—
Hedge Funds(a):
Government bonds	(2.8)	—	(2.8)	—
U.S. large cap equity	6.9	—	2.5	4.4
U.S. small/mid cap equity	5.4	—	—	5.4
International equities	5.0	—	1.9	3.1
Foreign exchange contracts	23.7	—	23.7	—
Other	6.8	—	6.3	0.5
Group Annuity Contract	2.1	—	2.1	—
Cash and Cash Equivalents	10.5	10.5	—	—

Fair value of plan assets at December 31, 2010	$449.5	$133.0	$303.0	$13.5

(a)	The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds, etc.) while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

The fair values of the U.S. and International pension plan assets at December 31, 2009, by asset categories were as follows:

		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Common and Preferred Stock:
U.S. small/mid cap equity	$16.3	$16.3	$—	$—
Mutual Funds(a):
Corporate bonds	14.5	14.5	—	—
Government bonds	19.5	19.5	—	—
U.S. large cap equity	52.0	52.0	—	—
International equities	1.3	1.3	—	—
Cash and cash equivalents	2.5	2.5	—	—
Other(a)	2.6	2.6	—	—
Fixed Income Securities:
Corporate bonds	76.6	—	76.6	—
Government bonds	10.3	—	10.3	—
Common and Collective Funds(a):
Corporate bonds	32.8	—	32.8	—
Government bonds	17.5	—	17.5	—
U.S. large cap equity	12.6	—	12.6	—
U.S. small/mid cap equity	13.0	—	13.0	—
International equities	60.8	—	60.8	—
Emerging markets international equity	11.1	—	11.1	—
Other	1.2	—	1.2	—
Hedge Funds(a):		—
Government bonds	10.3	—	10.3	—
U.S. large cap equity	5.4	—	0.8	4.6
U.S. small/mid cap equity	5.7	—	—	5.7
International equities	3.4	—	0.5	2.9
Foreign exchange contracts	12.6	—	12.6	—
Other	2.4	—	2.1	0.3
Group Annuity Contract	2.0	—	2.0	—
Cash and Cash Equivalents	19.2	19.2	—	—

Fair value of plan assets at December 31, 2009	$405.6	$127.9	$264.2	$13.5

(a)	The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds, etc.) while the levels of the investments are based on the Company’s direct ownership unit of account.

The following table sets forth a summary of changes in the fair values of the U.S. and International pension plans’ Level 3 assets at December 31, 2010:

		Fixed Income
	Total	Securities	Hedge Funds

Balance, January 1, 2009	$12.4	$—	$12.4
Actual return on plan assets still held at end of year	1.1	—	1.1

Balance, December 31,2009	13.5	—	13.5
Actual return on plan assets still held at end of year	(0.1)	—	(0.1)
Purchases, sales, and settlements	0.1	0.1	—

Balance, December 31, 2010	$13.5	$0.1	$13.4

Contributions:

The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2010, the Company contributed $24.9 million to its pension plans and $0.9 million to its other post-retirement benefit plans. During 2011, the Company expects to contribute approximately $30 million to its pension and other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total	Total
	Pension	Other
	Benefits	Benefits

2011	$38.6	$1.2
2012	40.0	1.3
2013	40.8	1.3
2014	41.6	1.4
2015	42.0	1.3
Years 2016 to 2020	219.9	6.7

15.	STOCKHOLDERS’ EQUITY

Information about the Company’s common and treasury stock issued and/or outstanding is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock

Balance, January 1, 2008	49,292,340	3,125,000	130,579
Stock issuances	—	—	—
Restricted stock grants	939,925	—	—
Cancellation of restricted stock	(81,910)	—	—
Withholding of restricted stock to satisfy taxes	—	—	125,874

Balance, December 31, 2008	50,150,355	3,125,000	256,453
Stock issuances	—	—	—
Restricted stock grants	33,500	—	—
Cancellation of restricted stock	(162,792)	—	—
Withholding of restricted stock to satisfy taxes	—	—	129,224

Balance, December 31, 2009	50,021,063	3,125,000	385,677
Stock issuances	—	—	—
Restricted stock grants	—	—	—
Cancellation of restricted stock	(20,566)	—	—
Withholding of restricted stock to satisfy taxes	—	—	147,161

Balance, December 31, 2010	50,000,497	3,125,000	532,838

Common Stock

As of December 31, 2010, the Company’s authorized common stock consisted of 900 million shares of Class A Common Stock and 200 million shares of Class B common stock, par value $0.01 per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”). In October 2009, Revlon, Inc, amended its certificate of incorporation to (1) clarify that the provision requiring that holders of its Class A Common Stock and holders of its Class B Common Stock receive the same consideration in certain business combinations shall only apply in connection with transactions involving third parties and (2) increase the number of Revlon, Inc.’s authorized shares of preferred stock from 20 million to 50 million and, accordingly, to increase the number of Revlon, Inc.’s authorized shares of capital stock from 1,120,000,000 to 1,150,000,000. The holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. All of the shares of Class B Common Stock are owned by REV Holdings LLC, a wholly-owned subsidiary of MacAndrews & Forbes. The holders of the Company’s two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by Revlon, Inc.’s Board of Directors. Each outstanding share of Class B Common Stock is convertible into one share of Class A Common Stock.

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

As of December 31, 2010, MacAndrews & Forbes beneficially owned approximately 77% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 78% of Revlon, Inc.’s outstanding shares of Common Stock (representing approximately 77% of the combined voting power of Revlon’s Class A and Class B common stock and Revlon’s Preferred Stock), and beneficially owned approximately 66% of the combined Revlon Class A Common Stock, Class B Common Stock and Preferred Stock. As filed by Fidelity with the SEC on November 10, 2009 and reporting, as of November 9, 2009 on a Schedule 13G/A, Fidelity held nil shares of Class A Common Stock. Subsequently, Fidelity advised the Company that, as of the April 8, 2010 record date for Revlon, Inc.’s 2010 Annual Stockholders’ Meeting, FMR (singly or together with other affiliates of Fidelity) owned 8,233,526 shares of Revlon, Inc.’s outstanding Class A common stock and Revlon, Inc.’s Series A preferred stock, in the aggregate, representing approximately 9.2% of Revlon, Inc.’s issued and outstanding shares of voting capital stock at such date.

Treasury Stock

Pursuant to the share withholding provisions of the Stock Plan (as hereinafter defined), during 2010, certain employees and executives, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock, authorized the withholding of an aggregate 147,161 shares of Revlon, Inc. Class A Common Stock to satisfy their minimum statutory tax withholding requirements related to such vesting events. These shares were recorded as treasury stock using the cost method, at $17.01, $17.02 and $10.79 per share, respectively, the NYSE closing price per share on the applicable vesting dates, for a total of approximately $2.5 million.

Pursuant to the share withholding provisions of the Stock Plan, during 2009, certain employees and executives, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock, authorized the withholding of an aggregate 129,224 shares of Revlon, Inc. Class A Common Stock to satisfy their minimum statutory tax withholding requirements related to such vesting events. These shares were recorded as treasury stock using the cost method, at $7.14, $5.21, $5.22 and $16.90 per share, respectively, the NYSE closing price per share on the applicable vesting dates, for a total of approximately $1.1 million.

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

16.	STOCK COMPENSATION PLAN

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

Total net stock option compensation expense includes amounts attributable to the granting of, and the remaining requisite service period of, stock options issued under the Stock Plan, which awards were unvested at January 1, 2006 or granted on or after such date. Net stock option compensation expense for the years ended December 31, 2010, 2009 and 2008 was nil, $0.2 million and $0.3 million, or nil, nil and $0.01 per share, respectively, for both basic and diluted earnings per share. As of December 31, 2009, there was no remaining unrecognized stock option compensation expense as all stock options were fully vested as of December 31, 2009.

At December 31, 2010, 2009 and 2008 there were 987,886; 1,231,337; and 1,336,871 stock options exercisable under the Stock Plan, respectively.

A summary of the status of stock option grants under the Stock Plan as of December 31, 2010, 2009 and 2008 and changes during the years then ended is presented below:

	Stock Options	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2008	2,168.1	$41.94
Granted	—	—
Exercised	—	—
Forfeited and expired	(762.6)	51.60

Outstanding at December 31, 2008	1,405.5	36.76
Granted	—	—
Exercised	—	—
Forfeited and expired	(174.2)	62.14

Outstanding at December 31, 2009	1,231.3	33.17
Granted	—	—
Exercised	—	—
Forfeited and expired	(243.4)	39.22

Outstanding at December 31, 2010	987.9	31.68

The following table summarizes information about the Stock Plan’s stock options outstanding at December 31, 2010:

	Outstanding				Exerciseable
		Weighted	Weighted			Weighted	Weighted
	Number of	Average	Average	Aggregate	Number of	Average	Average
Range of	Options	Years	Exercise	Intrinsic	Options	Years	Exercise
Exercise Prices	(000’s)	Remaining	Price	Value	(000’s)	Remaining	Price

$23.10 to $30.00	189.5	1.29	$25.58	—	189.5	1.29	$25.58
30.01 to 37.60	647.8	0.36	30.39	—	647.8	0.36	30.39
37.61 to 72.60	150.6	1.31	44.90	—	150.6	1.31	44.90

23.10 to 72.60	987.9	0.69	31.68	—	987.9	0.69	31.68

Restricted stock awards and restricted stock units:

The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. There were no restricted stock awards granted in 2010. In 2009 and 2008, Revlon, Inc. granted 33,500 and 939,925 shares, respectively, of restricted stock and restricted stock units under the Stock Plan with weighted average fair values, based on the market price of Class A Common Stock on the dates of grant, of $4.39 and $7.22, respectively. At December 31, 2010 and 2009, there were 690,689 and 1,141,428 shares, respectively, of restricted stock and restricted stock units outstanding and unvested under the Stock Plan.

A summary of the status of grants of restricted stock and restricted stock units under the Stock Plan as of December 31, 2010, 2009 and 2008 and changes during the years then ended is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair
	(000’s)	Value

Outstanding at January 1, 2008	1,164.8	$13.45
Granted	939.9	7.22
Vested(a)	(379.4)	14.47
Forfeited	(81.6)	13.46

Outstanding at December 31, 2008	1,643.7	9.65
Granted	33.5	4.39
Vested(a)	(373.0)	13.13
Forfeited	(162.8)	8.83

Outstanding at December 31, 2009	1,141.4	8.48
Granted	—	—
Vested(a)	(430.2)	8.94
Forfeited	(20.5)	8.13

Outstanding at December 31, 2010	690.7	8.20

(a)	Of the amounts vested during 2010, 2009 and 2008, 147,161; 129,224; and 125,874 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market. (See discussion under “Treasury Stock” in Note 15, “Stockholders’ Equity”).

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $3.6 million, $5.4 million and $6.5 million during 2010, 2009 and 2008, respectively. The deferred stock-based compensation related to restricted stock awards is $2.2 million and $5.9 million at December 31, 2010 and 2009, respectively. The deferred stock-based compensation related to restricted stock awards is expected to be recognized over a weighted-average period of 0.94 years. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2010 and 2009 was $7.2 million and $4.9 million, respectively.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss during 2010, 2009 and 2008, respectively, are as follows:

			Prior Service
		Actuarial (Loss)	Cost		Accumulated
	Foreign	Gain on	on Post-	Deferred	Other
	Currency	Post-retirement	retirement	Loss-	Comprehensive
	Translation	Benefits	Benefits	Hedging	Loss

Balance January 1, 2008	$(13.2)	$(74.9)	$1.5	$(2.1)	$(88.7)
Unrealized losses(a)	(8.2)	—	—	(5.3)	(13.5)
Reclassifications into net income(a)	—	—	—	2.0	2.0
Elimination of currency translation adjustment related to Bozzano Sale Transaction	37.3	—	—	—	37.3
Amortization of pension related costs(b)	—	1.5	(0.4)	—	1.1
Pension re-measurement	—	(121.0)	(0.3)	—	(121.3)

Balance December 31, 2008	15.9	(194.4)	0.8	(5.4)	(183.1)
Unrealized gains (losses)(c)	9.8	—	—	(1.3)	8.5
Reclassifications into net income(c)	—	—	—	5.0	5.0
Amortization of pension related costs (b)(d)	—	12.9	(0.9)	—	12.0
Pension re-measurement(e)	—	(9.3)	(0.2)	—	(9.5)
Pension curtailment gain(e)	—	9.2	—	—	9.2

Balance December 31, 2009	25.7	(181.6)	(0.3)	(1.7)	(157.9)
Unrealized gains (losses)	7.4	—	—	—	7.4
Reclassifications into net income(f)	—	—	—	1.7	1.7
Amortization of pension related costs(b)	—	5.3	0.1	—	5.4
Pension re-measurement	—	(8.4)	—	—	(8.4)
Pension curtailment gain(g)	—	1.5	—	—	1.5

Balance December 31, 2010	$33.1	$(183.2)	$(0.2)	$—	$(150.3)

(a)	Amounts related to “Deferred Loss — Hedging” represent (1) net unrealized losses of $5.3 million on the Interest Rate Swaps (see Note 11, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.2 million and net settlement payments of $2.2 million on the Interest Rate Swaps.

(b)	Amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during 2008, 2009 and 2010 related to the Company’s pension and other post-retirement plans. (See Note 14, “Savings Plan, Pension and Post-retirement Benefits”).

(c)	Amounts related to “Deferred Loss — Hedging” represent (1) the change in net unrealized losses of $1.3 million on the Interest Rate Swaps (see Note 11, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to net settlement receipts of $0.8 million and net settlement payments of $5.8 million on the Interest Rate Swaps.

(d)	The amortization of pension related costs of $12.0 million recorded in Accumulated Other Comprehensive Loss includes a non-cash curtailment gain of $0.8 million recognized in earnings related to the recognition of previously unrecognized prior service costs resulting from the May 2009 Pension Plan Amendments.

(e)	The $9.5 million increase in pension liabilities recorded within Accumulated Other Comprehensive Loss is the result of the re-measurement of the pension liabilities, primarily in connection with the May 2009 Pension Plan Amendments and the May 2009 Program. In connection with the May 2009 Pension Plan Amendments, the Company also recognized a curtailment gain of $9.2 million, which reduced its pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 14, “Savings Plan, Pension and Post-retirement Benefits”).

(f)	Amounts related to “Deferred Loss — Hedging” represent (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap prior to its expiration in April 2010 from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 Refinancing (see Note 9, “Long-Term Debt and Redeemable Preferred Stock”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to the net settlement payment of $0.9 million on the 2008 Interest Rate Swap.

(g)	The Company recognized a $1.5 million curtailment gain, primarily in connection with the amendments to its Canadian defined benefit pension plan in 2010, which reduced pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 14, “Savings Plan, Pension and Post-retirement Benefits”).

18.	RELATED PARTY TRANSACTIONS

As of December 31, 2010, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Class A Common Stock and Class B Common Stock having approximately 77% of the combined voting power of all of Revlon, Inc.’s outstanding shares of Common Stock and Preferred Stock. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon, Inc.’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (“Revlon Holdings”), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992 Revlon Holdings transferred assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the “Excluded Liabilities”). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.3 million for each of 2010, 2009 and 2008.

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

Revlon, Inc. and Products Corporation participate in MacAndrews & Forbes’ directors and officers liability insurance program, which covers Revlon, Inc. and Products Corporation, as well as MacAndrews & Forbes. The limits of coverage are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. Revlon, Inc. and Products Corporation reimburse MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or they pay the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by Revlon, Inc. and Products Corporation directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts reimbursable from (payable to) MacAndrews & Forbes to (from) Products Corporation for the services provided under the Reimbursement Agreements for 2010, 2009 and 2008 were $0.1 million, nil, and $(1.4) million (primarily in respect of reimbursements for insurance premiums in 2008), respectively.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 12, “Income Taxes,” for further discussion on these agreements and related transactions in 2010, 2009 and 2008.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.’s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (which subsequently merged into REV Holdings), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the “Registration Rights Agreement”), and in February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon, Inc.’s Common Stock held by REV Holdings (the “Holders”) had the right to require Revlon, Inc. to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including, without limitation, shares of Class A Common Stock purchased by MacAndrews & Forbes in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003 and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.’s Class B Common Stock owned by such Holders (a “Demand Registration”). In connection with the closing of the 2004 Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon, Inc.’s $110 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in March 2006, and Revlon, Inc.’s $100 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in January 2007.

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

Senior Subordinated Term Loan

For a description of transactions with MacAndrews & Forbes in 2009 in connection with the Senior Subordinated Term Loan, including, without limitation, the extension of the maturity date and the change in the annual interest rate on the Contributed Loan and the Non-Contributed Loan portions of the Senior Subordinated Term Loan and other related transactions in connection with the closing of the 2009 Exchange Offer, see Note 9, “Long-Term Debt and Redeemable Preferred Stock — 2009 Transactions — Exchange Offer and Extension of the Maturity of the Senior Subordinated Term Loan.”

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

Fidelity Stockholders Agreement

In connection with the 2004 Revlon Exchange Transactions, Revlon, Inc. and Fidelity Management & Research Co. (“Fidelity”), a wholly-owned subsidiary of FMR LLC (“FMR”), entered into a stockholders agreement (the “Fidelity Stockholders Agreement”) pursuant to which, among other things, (i) Revlon, Inc. agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; (ii) Revlon, Inc. established and maintains its Nominating and Corporate Governance Committee of the Board of Directors; and (iii) Revlon, Inc. agreed to certain restrictions with respect to its conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Fidelity Stockholders Agreement will terminate when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock. In November 2009, affiliates of Fidelity filed a Schedule 13G/A with the SEC disclosing that they ceased to own any shares of Class A Common Stock. Subsequently, Fidelity advised the Company that, as of the April 8, 2010 record date for Revlon, Inc.’s 2010 Annual Stockholders’ Meeting, FMR (singly or together with other affiliates of Fidelity) owned 8,233,526 shares of Revlon, Inc.’s outstanding Class A common stock and Revlon, Inc.’s Series A preferred stock, in the aggregate, representing approximately 9.2% of Revlon, Inc.’s issued and outstanding shares of voting capital stock at such date.

Other

Pursuant to a lease dated April 2, 1993 (the “Edison Lease”), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with the sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. Effective October 2010, Products Corporation entered into a renewal of the lease with the owner through September 2025. The Revlon Holdings indemnification will terminate on September 1, 2013. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2010, 2009 and 2008 were $0.3 million, $0.4 million and $0.4 million, respectively.

Certain of Products Corporation’s debt obligations, including the 2010 Credit Agreements and Products Corporation’s 9 3/4% Senior Secured Notes, have been, and may in the future be, supported by, among other things, guaranties from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guaranties are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries.

During 2008, Products Corporation paid $0.4 million to a nationally-recognized security services company, in which MacAndrews & Forbes had a controlling interest, for security officer services. Products Corporation’s decision to engage such firm was based upon its expertise in the field of security services, and the rates were competitive with industry rates for similarly situated security firms. Effective in August 2008, MacAndrews & Forbes disposed of its interest in such security services company and accordingly from and after such date is no longer a related party.

During 2010, Fidelity Management Trust Company, a wholly-owned subsidiary of FMR, acted as trustee of the 401(k) Plan. During 2010 and 2009, the Company paid Fidelity Management Trust Company approximately nil and $0.2 million, respectively, to administer the Company’s 2009 Exchange Offer with respect to 401(k) Plan participants and to administer the Company’s 401(k) Plan. The fees for such services were based on standard rates charged by Fidelity Management Trust Company for similar services and are not material to the Company or FMR.

19.	COMMITMENTS AND CONTINGENCIES

Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $18.2 million, $16.8 million and $15.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, with remaining lease terms in excess of one year from December 31, 2010 aggregated $79.2 million. Such commitments for each of the five years and thereafter subsequent to December 31, 2010 are $16.9 million, $14.8 million, $12.8 million, $10.0 million, $4.7 million and $20.0 million, respectively.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations.

As previously announced, on October 8, 2009 the Company consummated its voluntary exchange offer in which, among other things, Revlon, Inc. issued to stockholders who elected to exchange shares (other than MacAndrews & Forbes) 9,336,905 shares of its Preferred Stock in exchange for the same number of shares of Revlon, Inc. Class A Common Stock tendered in the Exchange Offer (the “Exchange Offer”). On April 24, 2009, May 1, 2009, May 5, 2009 and May 12, 2009, respectively, four purported class actions were filed by each of Vern Mercier, Arthur Jurkowitz, Suri Lefkowitz and T. Walter Heiser in the Court of Chancery of the State of Delaware (the “Chancery Court”). On May 4, 2009, a purported class action was filed by Stanley E. Sullivan in the Supreme Court of New York, New York County. Each such lawsuit was brought against Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes, and challenged a merger proposal made by MacAndrews & Forbes on April 13, 2009, which would have resulted in MacAndrews & Forbes and certain of its affiliates owning 100% of Revlon, Inc.’s outstanding Common Stock (in lieu of consummating such merger proposal, the Company consummated the aforementioned Exchange Offer). Each action sought, among other things, to enjoin the proposed merger transaction. On June 24, 2009, the Chancery Court consolidated the four Delaware actions (the “Initial Consolidated Action”), and appointed lead counsel for plaintiffs. As announced on August 10, 2009, an agreement in principle was reached to settle the Initial Consolidated Action, as set forth in a Memorandum of Understanding (as amended in September 2009, the “Settlement Agreement”).

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange for the Exchange Offer information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the Settlement Agreement.

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

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. Defendants and plaintiff have agreed to stay proceedings in this action until April 15, 2011 to permit plaintiff to participate in the merits discovery in the Consolidated Action. A similar agreement has been reached with the plaintiff in the Sullivan action with the same stay period.

On May 11, 2010, a purported derivative action was filed in the U.S. District Court for the District of Delaware by Richard Smutek, derivatively and on behalf of Revlon, Inc. against Revlon, Inc.’s current directors and MacAndrews & Forbes alleging breach of fiduciary duty in allowing the Exchange Offer to proceed and failing to disclose in the Offer to Exchange certain information related to the Company’s financial results for the fiscal quarter ended September 30, 2009. On August 16, 2010, defendants moved to dismiss the complaint. Briefing on defendants’ motions to dismiss was completed on December 10, 2010. Thereafter, the parties requested oral argument on the motions to dismiss. The motions to dismiss are currently pending along with two discovery motions. On September 27, 2010, plaintiff filed a motion to compel discovery. In response, defendants moved to strike plaintiff’s motion to compel discovery or, in the alternative, for an extension of time for defendants to respond to plaintiff’s motion.

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

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2010
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$305.5	$327.7	$319.0	$369.2
Gross profit	196.8	220.7	208.6	240.0
Income from continuing operations	2.2	16.0	12.6	296.2
Income (loss) from discontinued operations	—	0.4	(0.1)	—
Net income	2.2	16.4	12.5	296.2

Basic income(loss) per common share(a):
Continuing operations	0.04	0.31	0.24	5.71
Discontinued operations	—	0.01	(0.00)	(0.00)

Net income per common share	$0.04	$0.32	$0.24	$5.71

Diluted income (loss) per common share(a):
Continuing operations	0.04	0.31	0.24	5.66
Discontinued operations	—	0.01	(0.00)	(0.00)

Net income per common share	$0.04	$0.31	$0.24	$5.66

(a)	Income from continuing operations, net income and basic and diluted earnings per share for the fourth quarter of 2010 were favorably impacted by an increase in net income driven by a one-time non-cash benefit of $260.6 million related to reduction of the Company’s deferred tax valuation allowance on its U.S. net deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as three consecutive years, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s current expectations for realization of such deferred tax benefits in the U.S. The Company reflected this benefit in the provision for income taxes. (See Note 12, “Income Taxes”).

	Year Ended December 31, 2009
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$303.3	$321.8	$326.2	$344.6
Gross profit	192.3	201.2	208.3	219.4
Income (loss) from continuing operations	12.7	(0.1)	23.1	12.8
Income from discontinued operations	—	0.3	—	—
Net income	12.7	0.2	23.1	12.8

Basic (loss) income per common share:
Continuing operations	0.25	(0.00)	0.45	0.25
Discontinued operations	—	0.01	—	(0.00)

Net income per common share	$0.25	$0.00	$0.45	$0.25

Diluted (loss) income per common share:
Continuing operations	0.25	(0.00)	0.45	0.25
Discontinued operations	—	0.01	—	(0.00)

Net income per common share	$0.25	$0.00	$0.45	$0.24

21.	GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. (See Note 1, “Summary of Significant Accounting Policies”, for a brief description of the Company’s business). As of December 31, 2010, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. During 2010, 2009 and 2008, Walmart and its affiliates worldwide accounted for approximately 22%, 23% and 23%, respectively, of the Company’s net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2010		2009		2008

Geographic area:
Net sales:
United States	$729.1	55%	$747.9	58%	$782.6	58%
Outside of the United States	592.3	45%	548.0	42%	564.2	42%

	$1,321.4		$1,295.9		$1,346.8

	December 31,
	2010		2009		2008

Long-lived assets — net:
United States	$558.4	91%	$339.2	87%	$339.0	88%
Outside of the United States	52.2	9%	51.4	13%	45.9	12%

	$610.6		$390.6		$384.9

	Year Ended December 31,
	2010		2009		2008

Classes of similar products:
Net sales:
Color cosmetics	$816.1	62%	$785.5	61%	$831.0	62%
Beauty care and fragrance	505.3	38%	510.4	39%	515.8	38%

	$1,321.4		$1,295.9		$1,346.8

22.	GUARANTOR FINANCIAL INFORMATION

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee the Products Corporation’s obligations under its 2010 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Consolidating Condensed Balance Sheets
As of December 31, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$20.5	$0.1	$56.1	$—	$76.7
Trade receivables, less allowances for doubtful accounts	91.0	14.9	91.6	—	197.5
Inventories	76.6	2.4	36.0	—	115.0
Deferred income taxes — current	34.4	—	5.9	—	40.3
Prepaid expenses and other	72.5	3.2	22.4	—	98.1
Intercompany receivables	895.1	432.0	331.1	(1,658.2)	—
Investment in subsidiaries	(229.8)	(184.7)	—	414.5	—
Property, plant and equipment, net	89.4	0.6	16.2	—	106.2
Deferred income taxes — noncurrent	214.0	—	2.6	—	216.6
Other assets	55.8	4.2	27.3	—	87.3
Goodwill, net	150.6	30.0	2.1	—	182.7

Total assets	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$1.8	$1.9	$—	$3.7
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	54.3	4.4	25.8	—	84.5
Accrued expenses and other	140.1	9.0	67.1	—	216.2
Intercompany payables	516.4	613.4	528.4	(1,658.2)	—
Long-term debt	1,100.9	—	—	—	1,100.9
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	200.5	9.1	47.6	—	257.2

Total liabilities	2,127.2	637.7	670.8	(1,658.2)	1,777.5
Stockholder’s deficiency	(657.1)	(335.0)	(79.5)	414.5	(657.1)

Total liabilities and stockholder’s deficiency	$1,470.1	$302.7	$591.3	$(1,243.7)	$1,120.4

Consolidating Condensed Balance Sheets
As of December 31, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$27.4	$0.4	$26.7	$—	$54.5
Trade receivables, less allowances for doubtful accounts	81.1	15.5	85.1	—	181.7
Inventories	76.2	3.5	39.5	—	119.2
Deferred income taxes — current	—	—	3.9	—	3.9
Prepaid expenses and other	60.1	4.3	22.6	—	87.0
Intercompany receivables	855.1	443.7	299.8	(1,598.6)	—
Investment in subsidiaries	(248.1)	(215.1)	—	463.2	—
Property, plant and equipment, net	94.3	1.1	16.3	—	111.7
Deferred income taxes — noncurrent	—	—	4.8	—	4.8
Other assets	56.8	2.7	25.6	—	85.1
Goodwill, net	150.6	30.0	2.0	—	182.6

Total assets	$1,153.5	$286.1	$526.3	$(1,135.4)	$830.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Short-term borrowings	$—	$—	$0.3	$—	$0.3
Current portion of long-term debt	13.6	—	—	—	13.6
Accounts payable	55.8	5.0	21.6	—	82.4
Accrued expenses and other	133.2	9.5	66.2	—	208.9
Intercompany payables	495.1	604.6	498.9	(1,598.6)	—
Long-term debt	1,127.8	—	—	—	1,127.8
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	214.8	15.7	53.8	—	284.3

Total liabilities	2,147.3	634.8	640.8	(1,598.6)	1,824.3
Stockholder’s deficiency	(993.8)	(348.7)	(114.5)	463.2	(993.8)

Total liabilities and stockholder’s deficiency	$1,153.5	$286.1	$526.3	$(1,135.4)	$830.5

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2010

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$854.2	$69.4	$546.1	$(148.3)	$1,321.4
Cost of sales	367.8	32.0	203.8	(148.3)	455.3

Gross profit	486.4	37.4	342.3	—	866.1
Selling, general and administrative expenses	399.6	32.5	227.2	—	659.3
Restructuring costs and other, net	(0.2)	—	(0.1)	—	(0.3)

Operating income	87.0	4.9	115.2	—	207.1

Other expenses (income):
Intercompany interest, net	(0.1)	(1.1)	7.4	—	6.2
Interest expense	89.9	0.3	0.3	—	90.5
Interest income	—	—	(0.5)	—	(0.5)
Amortization of debt issuance costs	4.5	—	—	—	4.5
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.6)	(0.3)	11.2	—	6.3
Miscellaneous, net	(46.9)	2.9	45.7	—	1.7

Other expenses, net	52.5	1.8	64.1	—	118.4

Income from continuing operations before income taxes	34.5	3.1	51.1	—	88.7
(Benefit from) provision for income taxes	(255.8)	4.1	16.4	—	(235.3)

Income (loss) from continuing operations	290.3	(1.0)	34.7	—	324.0
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in income of subsidiaries	33.7	18.5	—	(52.2)	—

Net income	$324.3	$17.5	$34.7	$(52.2)	$324.3

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2009

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$852.6	$71.0	$500.9	$(128.6)	$1,295.9
Cost of sales	373.0	31.2	199.1	(128.6)	474.7

Gross profit	479.6	39.8	301.8	—	821.2
Selling, general and administrative expenses	375.7	33.7	210.2	—	619.6
Restructuring costs and other, net	16.7	1.2	3.4	—	21.3

Operating income	87.2	4.9	88.2	—	180.3

Other expenses (income):
Intercompany interest, net	(2.0)	(1.5)	4.9	—	1.4
Interest expense	91.2	0.1	0.3	—	91.6
Interest income	—	—	(0.5)	—	(0.5)
Amortization of debt issuance costs	5.5	—	—	—	5.5
Loss on early extinguishment of debt, net	5.8	—	—	—	5.8
Foreign currency (gains) losses, net	(0.8)	0.4	9.3	—	8.9
Miscellaneous, net	(36.6)	(4.8)	42.4	—	1.0

Other expenses, net	63.1	(5.8)	56.4	—	113.7

Income from continuing operations before income taxes	24.1	10.7	31.8	—	66.6
Provision for income taxes	(25.6)	23.1	10.6	—	8.1

Income (loss) from continuing operations	49.7	(12.4)	21.2	—	58.5
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in earnings of subsidiaries	8.8	12.5	—	(21.3)	—

Net income	$58.8	$0.1	$21.2	$(21.3)	$58.8

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2008

			Non-
	Products	Guarantor	Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$898.9	$81.6	$510.0	$(143.7)	$1,346.8
Cost of sales	398.5	34.4	201.7	(143.7)	490.9

Gross profit	500.4	47.2	308.3	—	855.9
Selling, general and administrative expenses	431.4	40.5	229.7	—	701.6
Restructuring costs and other, net	(3.4)	—	(5.0)	—	(8.4)

Operating income	72.4	6.7	83.6	—	162.7

Other expenses (income):
Intercompany interest, net	(1.7)	(1.6)	3.3	—	—
Interest expense	119.1	0.1	0.5	—	119.7
Interest income	(0.4)	—	(0.3)	—	(0.7)
Amortization of debt issuance costs	5.6	—	—	—	5.6
Loss on early extinguishment of debt, net	0.7	—	—	—	0.7
Foreign currency (gains) losses, net	—	(1.4)	1.5	—	0.1
Miscellaneous, net	(35.5)	3.2	32.7	—	0.4

Other expenses, net	87.8	0.3	37.7	—	125.8

(Loss) income from continuing operations before income taxes	(15.4)	6.4	45.9	—	36.9
Provision for income taxes	(0.4)	(1.2)	17.5	—	15.9

(Loss) income from continuing operations	(15.0)	7.6	28.4	—	21.0
Income from discontinued operations, net of taxes	—	—	44.8	—	44.8
Equity in earnings of subsidiaries	80.8	58.1	—	(138.9)	—

Net income	$65.8	$65.7	$73.2	$(138.9)	$65.8

Consolidating Condensed Statement of Cash Flow
For the Year Ended December 31, 2010

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$70.8	$(0.9)	$26.8	$—	$96.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.7)	(0.1)	(1.4)	—	(15.2)
Proceeds from sales of certain assets	—	—	0.3	—	0.3

Net cash used in investing activities	(13.7)	(0.1)	(1.1)	—	(14.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(12.8)	0.7	1.5	—	(10.6)
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—	—	786.0
Repayments of long-term debt	(6.0)	—	—	—	(6.0)
Payment of financing costs	(17.0)	—	—	—	(17.0)
Other	0.8	—	(0.5)	—	0.3

Net cash (used in) provided by financing activities	(64.0)	0.7	1.0	—	(62.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash equivalents	(6.9)	(0.3)	29.4	—	22.2
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$20.5	$0.1	$56.1	$—	$76.7

Consolidating Condensed Statement of Cash Flow
For the Year Ended December 31, 2009

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$112.1	$(1.5)	$(7.3)	$—	$103.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.1)	(0.2)	(3.0)	—	(14.3)
Proceeds from the sale of certain assets including a non-core trademark	—	—	2.5	—	2.5

Net cash used in investing activities	(11.1)	(0.2)	(0.5)	—	(11.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	5.2	1.0	(0.2)	—	6.0
Repayments under the 2006 Term Loan Facility	(18.7)	—	—	—	(18.7)
Proceeds from the issuance of long-term debt, net	326.4	—	—	—	326.4
Repayment of long-term debt	(381.4)	—	(0.3)	—	(381.7)
Payment of financing costs	(23.4)	—	—	—	(23.4)
Other	(0.6)	—	(0.3)	—	(0.9)

Net cash (used in) provided by financing activities	(92.5)	1.0	(0.8)	—	(92.3)

Net cash provided by discontinued operations	0.2	—	—	—	0.2

Effect of exchange rate changes on cash and cash equivalents	—	0.1	2.2	—	2.3

Net increase (decrease) in cash and cash equivalents	8.7	(0.6)	(6.4)	—	1.7
Cash and cash equivalents at beginning of period	18.7	1.0	33.1	—	52.8

Cash and cash equivalents at end of period	$27.4	$0.4	$26.7	$—	$54.5

Consolidating Condensed Statement of Cash Flow
For the Year Ended December 31, 2008

	Products	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$37.0	$(3.7)	$(0.2)	$—	$33.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.6)	(0.7)	(4.3)	—	(19.6)
Proceeds from the sale of assets of discontinued operations	107.6	—	—	—	107.6
Proceeds from the sale of certain assets including a non-core trademark	6.1	—	7.5	—	13.6

Net cash provided by (used in) investing activities	99.1	(0.7)	3.2	—	101.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	3.6	0.5	(1.0)	—	3.1
Repayment under the 2006 Revolving Credit Facility, net	(43.5)	—	—	—	(43.5)
Repayments under the 2006 Term Loan Facility	(6.3)	—	—	—	(6.3)
Proceeds from the issuance of long-term debt — affiliates	170.0	—	—	—	170.0
Repayment of long-term debt	(167.4)	—	(0.2)	—	(167.6)
Repayment of long-term debt — affiliates	(63.0)	—	—	—	(63.0)
Payment of financing costs	(4.6)	—	—	—	(4.6)
Other	(0.8)	—	(0.3)	—	(1.1)

Net cash (used in) provided by financing activities	(112.0)	0.5	(1.5)	—	(113.0)

Net cash (used in) provided by discontinued operations	(12.7)	—	0.5	—	(12.2)

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(1.7)	—	(1.8)

Net increase (decrease) in cash and cash equivalents	11.4	(4.0)	0.3	—	7.7
Cash and cash equivalents at beginning of period	7.3	5.0	32.8	—	45.1

Cash and cash equivalents at end of period	$18.7	$1.0	$33.1	$—	$52.8

Schedule II

REVLON, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(dollars in millions)

	Balance at	Charged to		Balance at
	Beginning of	Cost and	Other	End of
	Year	Expenses	Deductions	Year

Allowance for Doubtful Accounts(a):
2010	$3.8	$(0.6)	$(0.1)	$3.1
2009	3.3	0.9	(0.4)	3.8
2008	3.5	0.4	(0.6)	3.3
Allowance for Volume and Early Payment Discounts(b):
2010	$14.4	$60.9	$(60.1)	$15.2
2009	13.5	56.2	(55.3)	14.4
2008	15.2	56.0	(57.7)	13.5
Allowance for Sales Returns(c):
2010	$65.5	$75.4	$(81.0)	$59.9
2009	70.2	86.0	(90.7)	65.5
2008	80.4	84.7	(94.9)	70.2

(a)	Doubtful accounts written off, less recoveries, reclassifications and foreign currency translation adjustments.

(b)	Discounts taken, reclassifications and foreign currency translation adjustments.

(c)	Sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories.

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

Dated: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 17, 2011 and in the capacities indicated.

Signature	Title

* (Ronald O. Perelman)	Chairman of the Board and Director

* (Barry F. Schwartz)	Director

* (David L. Kennedy)	Vice Chairman and Director

* (Alan S. Bernikow)	Director

* (Paul J. Bohan)	Director

* (Meyer Feldberg)	Director

* (Debra L. Lee)	Director

* (Tamara Mellon)	Director

* (Richard J. Santagati)	Director

* (Kathi P. Seifert)	Director

*	Robert K. Kretzman, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By:
/s/  Robert K. Kretzman
Robert K. Kretzman
Attorney-in-fact