Form 10-Q
period 2012-03-31
REVLON INC /DE/
filed 2012-04-26
CIK 887921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 49,224,583 shares of Class A Common Stock, 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Series A Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87.5	$101.7
Trade receivables, less allowance for doubtful accounts of $3.9 and $3.2 as of March 31, 2012 and December 31, 2011, respectively	190.0	212.0
Inventories	128.6	111.0
Deferred income taxes — current	50.4	49.8
Prepaid expenses and other	55.9	44.2

Total current assets	512.4	518.7
Property, plant and equipment, net	98.4	98.9
Deferred income taxes — noncurrent	226.3	232.1
Goodwill, net	194.7	194.7
Other assets	124.9	112.7

Total assets	$1,156.7	$1,157.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$8.5	$5.9
Current portion of long-term debt	8.0	8.0
Accounts payable	92.8	89.8
Accrued expenses and other	218.2	231.7

Total current liabilities	327.5	335.4
Long-term debt	1,105.4	1,107.0
Long-term debt — affiliates	58.4	58.4
Redeemable preferred stock	48.5	48.4
Long-term pension and other post-retirement plan liabilities	238.7	245.5
Other long-term liabilities	57.8	55.3

Commitments and contingencies

Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 49,986,651 shares issued as of March 31, 2012 and December 31, 2011	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 3,125,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	1,015.0	1,014.1
Treasury stock, at cost: 750,900 and 671,271 shares of Class A Common Stock as of March 31, 2012 and December 31, 2011, respectively	(9.7)	(8.6)
Accumulated deficit	(1,489.5)	(1,498.0)
Accumulated other comprehensive loss	(195.9)	(200.9)

Total stockholders’ deficiency	(679.6)	(692.9)

Total liabilities and stockholders’ deficiency	$1,156.7	$1,157.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$330.7	$333.2
Cost of sales	115.7	113.3

Gross profit	215.0	219.9
Selling, general and administrative expenses	170.7	175.2

Operating income	44.3	44.7

Other expenses, net:
Interest expense	20.0	22.6
Interest expense — preferred stock dividends	1.6	1.6
Amortization of debt issuance costs	1.3	1.4
Foreign currency losses, net	1.7	0.3
Miscellaneous, net	0.2	0.7

Other expenses, net	24.8	26.6

Income before income taxes	19.5	18.1
Provision for income taxes	11.0	7.7

Net income	$8.5	$10.4

Other comprehensive income:
Currency translation adjustment, net of tax of $0.7 and nil for the three months ended March 31, 2012 and 2011, respectively	1.2	(0.9)
Amortization of pension related costs, net of tax of $0.3 and $0.5 for the three months ended March 31, 2012 and 2011, respectively	3.8	0.9

Other comprehensive income	5.0	—

Total comprehensive income	$13.5	$10.4

Net income per common share- Basic	$0.16	$0.20

Net income per common share- Diluted	$0.16	$0.20

Weighted average number of common shares outstanding:
Basic	52,331,343	52,153,722

Diluted	52,356,844	52,282,309

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(dollars in millions)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2012	$0.5	$1,014.1	$(8.6)	$(1,498.0)	$(200.9)	$(692.9)
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock-based compensation amortization		0.3				0.3
Excess tax benefits from stock-based compensation		0.6				0.6
Net income				8.5		8.5
Other comprehensive income(b)					5.0	5.0

Balance, March 31, 2012	$0.5	$1,015.0	$(9.7)	$(1,489.5)	$(195.9)	$(679.6)

(a)

Pursuant to the share withholding provisions of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate of 79,629 shares of Revlon, Inc. Class A Common Stock during the first three months of 2012 to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $14.19, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the respective vesting dates, for a total of $1.1 million.

(b)

See Note 7, “Accumulated Other Comprehensive Loss,” in this Form 10-Q regarding the changes in the accumulated balances for each component of other comprehensive income during the first three months of 2012.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8.5	$10.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15.4	15.2
Amortization of debt discount	0.5	0.8
Stock compensation amortization	0.3	0.8
Provision for deferred income taxes	6.3	2.2
Amortization of debt issuance costs	1.3	1.4
Loss on sale of certain assets	0.1	—
Pension and other post-retirement expense	1.4	1.3
Change in assets and liabilities:
Decrease in trade receivables	23.8	19.1
Increase in inventories	(16.7)	(11.5)
Increase in prepaid expenses and other current assets	(12.1)	(7.4)
(Decrease) increase in accounts payable	(6.2)	7.0
(Decrease) increase in accrued expenses and other current liabilities	(14.1)	1.5
Pension and other post-retirement plan contributions	(6.2)	(8.8)
Purchases of permanent displays	(8.5)	(8.9)
Other, net	(14.2)	1.0

Net cash (used in) provided by operating activities	(20.4)	24.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3.5)	(2.4)
Acquisition	—	(39.0)

Net cash used in investing activities	(3.5)	(41.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	10.9	4.3
Repayment under the 2010 Term Loan Facility	—	(2.0)
Repayment under the 2011 Term Loan Facility	(2.0)	—
Other financing activities	0.2	(0.3)

Net cash provided by financing activities	9.1	2.0

Effect of exchange rate changes on cash and cash equivalents	0.6	(0.2)

Net decrease in cash and cash equivalents	(14.2)	(15.5)
Cash and cash equivalents at beginning of period	101.7	76.7

Cash and cash equivalents at end of period	$87.5	$61.2

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$12.2	$14.5
Preferred stock dividends	1.5	1.6
Income taxes, net of refunds	3.4	2.2
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$1.1	$1.3

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2012 (the “2011 Form 10-K”).

The Company’s results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.

Certain prior year amounts in the Unaudited Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Historically, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of products imported from the Company’s Oxford, North Carolina facility. In the first quarter of 2012, Revlon Venezuela also began importing certain products from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire. However, Revlon Venezuela net sales have not fully resumed to the levels prior to the fire.

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

For the three months ended March 31, 2012, the Company incurred business interruption losses of $1.1 million related to the fire. The business interruption losses incurred through March 31, 2012 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through March 31, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela.

The Company received a $3.0 million interim advance during the first quarter of 2012 from its insurance carrier in connection with the fire, for total cumulative receipts of $22.7 million received through March 31, 2012. During the first three months of 2012, the Company recognized $1.1 million of income from insurance recoveries, which entirely offset the business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statement of Income and Comprehensive Income for the three months ended March 31, 2012. The Company recorded deferred income of $7.0 million and $5.1 million as of March 31, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

An assessment of the extent of damage and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”, which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”. ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company adopted ASU No. 2011-04 beginning January 1, 2012 and such adoption did not have a material impact on the Company’s results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU No. 2011-05 unaffected. The Company adopted ASU No. 2011-05 and ASU No. 2011-12 beginning January 1, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2.	PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the first quarter of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$0.4	$0.3	$—	$—
Interest cost	7.5	8.1	0.2	0.2
Expected return on plan assets	(8.8)	(8.7)	—	—
Amortization of actuarial loss	2.0	1.3	0.1	0.1

	$1.1	$1.0	$0.3	$0.3

In the three months ended March 31, 2012, compared to the three months ended March 31, 2011, the Company recognized slightly higher net periodic benefit costs primarily due to the decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011. The Company expects that its net periodic benefit costs for its pension and the other post-retirement benefit plans will be approximately $5 million for all of 2012, compared with $5 million in 2011.

During the first quarter of 2012, $6.0 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $35 million in the aggregate to its pension plans and other post-retirement benefit plans in 2012.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Revlon, Inc.’s 2011 Form 10-K.

3.	INVENTORIES

	March 31, 2012	December 31, 2011
Raw materials and supplies	$48.7	$37.9
Work-in-process	10.1	8.1
Finished goods	69.8	65.0

	$128.6	$111.0

4.	ACCRUED EXPENSES AND OTHER

	March 31, 2012	December 31, 2011
Sales returns and allowances	$69.4	$85.4
Advertising and promotional costs	37.5	32.2
Compensation and related benefits	35.2	52.0
Interest	23.8	16.5
Taxes	15.7	15.6
Other	36.6	30.0

	$218.2	$231.7

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5.	LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	March 31, 2012	December 31, 2011
2011 Term Loan Facility due 2017, net of discounts(a)	$785.9	$787.6
2011 Revolving Credit Facility due 2016(a)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts(b)	327.5	327.4
Senior Subordinated Term Loan due 2014(c)	58.4	58.4

	1,171.8	1,173.4
Less current portion	(8.0)	(8.0)

	1,163.8	1,165.4

Redeemable Preferred Stock (d)	48.5	48.4

	$1,212.3	$1,213.8

(a)

During the second quarter of 2011, Products Corporation consummated the refinancing of (i) its term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility’) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”) and (ii) its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”). See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Products Corporation’s 2011 Credit Agreements.

(b)

See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”).

(c)

For detail regarding Products Corporation’s Senior Subordinated Term Loan from MacAndrews & Forbes (the “Senior Subordinated Term Loan”), consisting of (i) the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014 and (ii) the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), which is due from Products Corporation to Revlon, Inc. and matures on October 8, 2013, see Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K.

(d)

See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Revlon, Inc.’s redeemable Preferred Stock (as hereinafter defined).

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement as of March 31, 2012. At March 31, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $794 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.7 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $122.4 million.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6.	BASIC AND DILUTED EARNINGS PER COMMON SHARE

Shares used in basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. For the three months ended March 31, 2012 and 2011, all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the NYSE closing price of the Class A Common Stock at all times during these periods.

For the three months ended March 31, 2012 and 2011, 9,900 and 181,341 weighted average shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.

The components of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$8.5	$10.4

Denominator:
Weighted average common shares outstanding — Basic	52.33	52.15
Effect of dilutive restricted stock	0.03	0.13

Weighted average common shares outstanding — Diluted	52.36	52.28

Earnings per share:
Basic earnings per share	$0.16	$0.20

Diluted earnings per share	$0.16	$0.20

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of March 31, 2012 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2012	$24.8	$(225.6)	$(0.1)	$(200.9)
Currency translation adjustment, net of tax of $0.7	1.2	—	—	1.2
Amortization of pension related costs, net of tax of $0.3 million(a)	—	3.8	—	3.8

Other comprehensive income	1.2	3.8	—	5.0

Balance March 31, 2012	$26.0	$(221.8)	$(0.1)	$(195.9)

(a)

The amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses during the first quarter of 2012 related to the Company’s pension and other post-retirement benefit plans. Also included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8.	GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. As of March 31, 2012, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended March 31,
	2012		2011
Geographic area:
Net sales:
United States	$184.7	56%	$186.2	56%
Outside of the United States	146.0	44%	147.0	44%

	$330.7		$333.2

	March 31, 2012		December 31, 2011
Long-lived assets, net:
United States	$368.7	88%	$357.8	88%
Outside of the United States	49.3	12%	48.5	12%

	$418.0		$406.3

	Three Months Ended March 31,
	2012		2011
Classes of similar products:
Net sales:
Color cosmetics	$218.3	66%	$216.2	65%
Beauty care and fragrance	112.4	34%	117.0	35%

	$330.7		$333.2

9.	FAIR VALUE MEASUREMENTS

Assets and liabilities are required to be categorized into three levels of fair value based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing the fair value measurement of assets and liabilities are as follows:

—	Level 1: Fair valuing the asset or liability using observable inputs, such as quoted prices in active markets for identical assets or liabilities;

—

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

As of March 31, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”) and the Change of Control Amount (as hereinafter defined) associated with Revlon, Inc.’s Series A Preferred Stock, par value $0.01 per share (“Preferred Stock”), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—

Total assets at fair value	$0.1	$—	$0.1	$—

Liabilities:
Derivatives:
FX Contracts(a)	$1.7	$—	$1.7	$—
Change of Control Amount (Preferred Stock) (b)	0.2	—	—	0.2

Total liabilities at fair value	$1.9	$—	$1.7	$0.2

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts and the Change of Control Amount associated with Preferred Stock, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities
Derivatives:
FX Contracts(a)	$0.8	$—	$0.8	$—
Change of Control Amount (Preferred Stock)(b)	0.2	—	—	0.2

Total liabilities at fair value	$1.0	$—	$0.8	$0.2

(a)

The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at March 31, 2012 and December 31, 2011. (See Note 10, “Financial Instruments,” in this Form 10-Q.)

(b)

In October 2009, Revlon, Inc. consummated its voluntary exchange offer (as amended, the “2009 Exchange Offer”) in which, among other things, Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes) 9,336,905 shares of its Preferred Stock in exchange for the same number of shares of Class A Common Stock tendered in the 2009 Exchange Offer. Upon consummation of the 2009 Exchange Offer, Revlon, Inc. initially recorded the Preferred Stock as a long-term liability at a fair value of $47.9 million, which was comprised of two components:

•

Liquidation Preference:     Upon initial valuation of the Preferred Stock, the total amount to be paid by Revlon, Inc. at maturity is approximately $48.6 million, which represents the $5.21 liquidation preference for each of the 9,336,905 shares of Preferred Stock issued in the 2009 Exchange Offer (the “Liquidation Preference”). The Liquidation Preference was initially measured at fair value based on the yield to maturity of the $48.6 million Contributed Loan portion of the Senior Subordinated Term Loan adjusted for an estimated average subordination premium for subordinated note issues. The Liquidation Preference is subsequently measured at the present value of the amount to be paid at maturity, accruing interest cost using the rate implicit at the issuance date since both the amount to be paid and the maturity date are fixed.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•

Change of Control Amount: Holders of the Preferred Stock are entitled to receive upon a change of control transaction (as defined in the certificate of designation of the Preferred Stock) through October 8, 2012, a pro rata portion of the equity value received in such transaction, capped at an amount that would provide aggregate cash payments of $12.00 per share over the term of the Preferred Stock. If the equity value received in the change of control transaction is greater than or equal to $12.00 per share, then each holder of Preferred Stock will be entitled to receive an amount equal to $12.00 minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction is less than $12.00, then each holder of Preferred Stock is entitled to receive an amount equal to such per share equity value minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction does not exceed the Liquidation Preference plus any paid and/or accrued and unpaid dividends, then each holder of the Preferred Stock is not entitled to an additional payment upon any such change of control transaction (the foregoing payments being the “Change of Control Amount”). The fair value of the Change of Control Amount of the Preferred Stock, which is deemed to be a Level 3 liability, is based on the Company’s assessment of the likelihood of the occurrence of specified change of control transactions within three years of the consummation of the 2009 Exchange Offer. There was no change in the fair value of the Change of Control Amount from the initial valuation performed upon the October 2009 consummation of the 2009 Exchange Offer through March 31, 2012. If there is a change in the Company’s assessment of the likelihood of the occurrence of a specified change of control transaction, the change could have a material impact on the Company’s operating results and financial position.

As of March 31, 2012, the fair values of the Company’s financial liabilities not measured at fair value but for which disclosure of fair value is required, namely its long-term debt, including the current portion of long-term debt, and Preferred Stock, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$1,205.5	$—	$1,205.5	$—
Preferred Stock (a)	49.7	—	49.5	0.2

Total liabilities at fair value	$1,255.2	$—	$1,255.0	$0.2

(a)	The fair value of the Preferred Stock includes the fair value associated with the Change of Control Amount disclosed in the table above.

The fair value of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt and Preferred Stock at March 31, 2012 was approximately $1,255.2 million, which was more than the carrying value of such debt and Preferred Stock at March 31, 2012 of $1,220.3 million. The estimated fair value of such debt and Preferred Stock at December 31, 2011 was approximately $1,240.6 million, which was more than the carrying value of such debt and Preferred Stock at December 31, 2011 of $1,221.8 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

10.	FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.7 million and $11.1 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2012 and December 31, 2011, respectively. Included in these amounts is approximately $9.1 million at both March 31, 2012 and December 31, 2011 in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows.

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at March 31, 2012 and December 31, 2011 was $51.5 million and $58.4 million, respectively.

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

Quantitative Information — Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet Classification	March 31, 2012 Fair Value	December 31, 2011 Fair Value	Balance Sheet Classification	March 31, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$0.1	$0.2	Accrued expenses	$1.7	$0.8

(a)	The fair values of the FX Contracts at March 31, 2012 and December 31, 2011 were determined by using observable market transactions of spot and forward rates at March 31, 2012 and December 31, 2011.

(b) Effects of Derivative Financial Instruments on Income for the three months ended March 31, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net
	Three months ended, March 31,
	2012	2011
Derivatives not designated as hedging instruments:
FX Contracts	$(1.6)	$(0.6)

11.	INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carry-forwards, foreign earnings taxable in the U.S., nondeductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

compensation and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.

For the first quarter of 2012 and 2011, the Company recorded a provision for income taxes of $11.0 million and $7.7 million, respectively. The $3.3 million increase in the provision for income taxes was primarily attributable to discrete items that benefited the first quarter of 2011, which did not recur in the first quarter of 2012.

The effective tax rate for the three months ended March 31, 2012 is higher than the federal statutory rate of 35% due principally to: (i) foreign dividends and earnings taxable in the U.S. and (ii) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) for tax years ended December 31, 2008 through December 31, 2010, and Australia and South Africa for tax years ended December 31, 2007 through December 31, 2010.

12.	CONTINGENCIES

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

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. On April 6, 2012, defendants filed their reply briefs in support of their motions to dismiss, and in opposition to the motion to amend. With the filing of these briefs, briefing is complete on defendants’ motions to dismiss. The briefing schedule provides that on April 27, 2012, the plaintiff in the Garofalo action will file his reply brief in support of his motion to amend. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and have agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement has also been reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until June 29, 2012, so that the plaintiff can participate in the merits discovery in the Consolidated Action.

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

13.	RELATED PARTY TRANSACTIONS

Reimbursement Agreements

As previously disclosed in the 2011 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the “Reimbursement Agreements”) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

The Company reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided by MacAndrews & Forbes to the Company and its subsidiaries and for the reasonable out-of-pocket expenses incurred by MacAndrews & Forbes in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services purchased for or provided by Products Corporation to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of the Company, on the one hand, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.

The Reimbursement Agreements may be terminated by either party on 90 days’ notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.

The Company participates in MacAndrews & Forbes’ directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net amounts paid or payable to MacAndrews & Forbes from the Company for services provided and/or purchased under the Reimbursement Agreements during the three months ended March 31, 2012 were $13.3 million, which primarily includes a $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the 5-year renewal of the D&O Insurance Program (for the period from January 31, 2012 through January 31, 2017), partially offset by a receivable of $1.4 million from MacAndrews & Forbes for reimbursable costs incurred by the Company related to matters covered by the D&O Insurance Program. The net amounts paid or payable to MacAndrews & Forbes from the Company for services provided and/or purchased under the Reimbursement Agreements during the three months ended March 31, 2011 were $0.4 million.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

14.	GUARANTOR FINANCIAL INFORMATION

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2011 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of March 31, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$50.9	$0.1	$36.5	$—	$87.5
Trade receivables, less allowances for doubtful accounts	78.4	18.4	93.2	—	190.0
Inventories	77.8	9.2	41.6	—	128.6
Deferred income taxes — current	39.7	—	10.6	—	50.3
Prepaid expenses and other	90.1	5.3	26.3	—	121.7
Intercompany receivables	909.6	459.3	371.5	(1,740.4)	—
Investment in subsidiaries	(149.9)	(190.1)	—	340.0	—
Property, plant and equipment, net	84.3	0.9	13.2	—	98.4
Deferred income taxes — noncurrent	201.5	—	13.8	—	215.3
Goodwill, net	150.6	42.2	1.9	—	194.7
Other assets	66.3	24.2	31.3	—	121.8

Total assets	$1,599.3	$369.5	$639.9	$(1,400.4)	$1,208.3

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$4.6	$3.9	$—	$8.5
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	59.0	5.8	26.8	—	91.6
Accrued expenses and other	133.3	11.5	72.1	—	216.9
Intercompany payables	572.8	612.5	555.1	(1,740.4)	—
Long-term debt	1,105.4	—	—	—	1,105.4
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	239.5	4.6	52.5	—	296.6

Total liabilities	2,225.0	639.0	710.4	(1,740.4)	1,834.0
Stockholder’s deficiency	(625.7)	(269.5)	(70.5)	340.0	(625.7)

Total liabilities and stockholder’s deficiency	$1,599.3	$369.5	$639.9	$(1,400.4)	$1,208.3

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$—	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	—	212.0
Inventories	68.3	8.4	34.3	—	111.0
Deferred income taxes — current	40.0	—	9.6	—	49.6
Prepaid expenses and other	78.3	4.2	25.1	—	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	—
Investment in subsidiaries	(164.2)	(193.0)	—	357.2	—
Property, plant and equipment, net	85.2	0.9	12.8	—	98.9
Deferred income taxes — noncurrent	206.9	—	14.5	—	221.4
Goodwill, net	150.6	42.2	1.9	—	194.7
Other assets	53.6	24.5	31.1	—	109.2

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$3.6	$2.3	$—	$5.9
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	56.0	3.9	29.1	—	89.0
Accrued expenses and other	150.8	10.8	68.4	—	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	—
Long-term debt	1,107.0	—	—	—	1,107.0
Long-term debt — affiliates	107.0	—	—	—	107.0
Other long-term liabilities	244.9	5.3	50.6	—	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Three Months Ended March 31, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$218.5	$23.0	$134.3	$(45.1)	$330.7
Cost of sales	99.0	10.3	51.5	(45.1)	115.7

Gross profit	119.5	12.7	82.8	—	215.0
Selling, general and administrative expenses	99.7	9.9	59.7	—	169.3

Operating income	19.8	2.8	23.1	—	45.7

Other expenses (income):
Intercompany interest, net	0.3	(0.2)	1.5	—	1.6
Interest expense	19.8	0.1	0.1	—	20.0
Amortization of debt issuance costs	0.8	—	—	—	0.8
Foreign currency losses, net	0.5	0.3	0.9	—	1.7
Miscellaneous, net	(12.3)	(1.0)	13.5	—	0.2

Other expenses (income), net	9.1	(0.8)	16.0	—	24.3

Income from continuing operations before income taxes	10.7	3.6	7.1	—	21.4
Provision for income taxes	7.8	0.5	3.1	—	11.4

Income from continuing operations	2.9	3.1	4.0	—	10.0
Equity in income of subsidiaries	7.1	0.5	—	(7.6)	—

Net income	$10.0	$3.6	$4.0	$(7.6)	$10.0

Other comprehensive income	5.0	10.1	11.7	(21.8)	5.0

Total comprehensive income	$15.0	$13.7	$15.7	$(29.4)	$15.0

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Three Months Ended March 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$219.2	$17.9	$136.5	$(40.4)	$333.2
Cost of sales	94.4	8.1	51.2	(40.4)	113.3

Gross profit	124.8	9.8	85.3	—	219.9
Selling, general and administrative expenses	103.8	9.0	60.3	—	173.1

Operating income	21.0	0.8	25.0	—	46.8

Other expenses (income):
Intercompany interest, net	—	(0.3)	1.8	—	1.5
Interest expense	22.4	0.1	0.1	—	22.6
Amortization of debt issuance costs	1.1	—	—	—	1.1
Foreign currency losses (gains), net	0.3	0.3	(0.3)	—	0.3
Miscellaneous, net	(9.3)	(4.6)	14.6	—	0.7

Other expenses (income), net	14.5	(4.5)	16.2	—	26.2

Income from continuing operations before income taxes	6.5	5.3	8.8	—	20.6
Provision for income taxes	2.8	1.4	4.4	—	8.6

Income from continuing operations	3.7	3.9	4.4	—	12.0
Equity in income of subsidiaries	8.3	2.1	—	(10.4)	—

Net income	$12.0	$6.0	$4.4	$(10.4)	$12.0

Other comprehensive income	—	2.6	1.9	(4.5)	—

Total comprehensive income	$12.0	$8.6	$6.3	$(14.9)	$12.0

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flow

For the Three Months Ended March 31, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(10.6)	$(0.8)	$(9.0)	$—	$(20.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3.0)	—	(0.5)	—	(3.5)

Net cash used in investing activities	(3.0)	—	(0.5)	—	(3.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	8.6	0.8	1.5	—	10.9
Repayment under the 2011 Term Loan Facility	(2.0)	—	—	—	(2.0)
Other financing activities	0.2	—	—	—	0.2

Net cash provided by financing activities	6.8	0.8	1.5	—	9.1

Effect of exchange rate changes on cash and cash equivalents	—	—	0.6	—	0.6

Net decrease in cash and cash equivalents	(6.8)	—	(7.4)	—	(14.2)
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	—	101.7

Cash and cash equivalents at end of period	$50.9	$0.1	$36.5	$—	$87.5

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flow

For the Three Months Ended March 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(8.5)	$36.7	$(4.1)	$—	$24.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.3)	—	(0.1)	—	(2.4)
Acquisition	—	(39.0)	—	—	(39.0)

Net cash used in investing activities	(2.3)	(39.0)	(0.1)	—	(41.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	1.6	2.5	0.2	—	4.3
Repayment under the 2010 Term Loan Facility	(2.0)	—	—	—	(2.0)
Other financing activities	(0.1)	—	(0.2)	—	(0.3)

Net cash (used in) provided by financing activities	(0.5)	2.5	—	—	2.0

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net (decrease) increase in cash and cash equivalents	(11.3)	0.2	(4.4)	—	(15.5)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$9.2	$0.3	$51.7	$—	$61.2

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon PhotoReady, Revlon ColorBurst, Revlon GrowLuscious, Revlon Super Lustrous and Revlon Age Defying franchises, Almay, including the Almay Intense i-Color and Almay Smart Shade franchises; and SinfulColors in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum in anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the first quarter of 2012 were $330.7 million, a decrease of $2.5 million, or 0.8%, compared to $333.2 million in the first quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $4.0 million, consolidated net sales increased by $1.5 million, or 0.5%, in the first quarter of 2012, driven by higher net sales in the Company’s Latin America, Asia Pacific and Canada regions, partially offset by lower net sales in the Company’s U.S. and Europe, Middle East and Africa regions.

Consolidated net income for the first quarter of 2012 was $8.5 million, compared to $10.4 million in the first quarter of 2011. The decrease in consolidated net income in the first quarter of 2012, compared to the first quarter of 2011, was primarily due to:

•	$4.9 million of lower gross profit primarily due to a $2.5 million decline in consolidated net sales and a $2.4 million increase in cost of sales; and

•	$3.3 million of higher provision for income taxes primarily attributable to discrete items that benefited the first quarter of 2011, which did not recur in the first quarter of 2012;

with the foregoing partially offset by:

•	$4.5 million of lower selling, general and administrative (“SG&A”) expense primarily driven by lower advertising expenses; and

•	a $2.6 million decrease in interest expense, primarily driven by lower weighted average borrowing rates as a result of the 2011 Term Loan Refinancing (as hereinafter defined).

These current and prior period items are discussed in more detail below.

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Historically, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of products imported from the Company’s Oxford, North Carolina facility. In the first quarter of 2012, Revlon Venezuela also began importing certain products from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire. However, Revlon Venezuela net sales have not fully resumed to the levels prior to the fire.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

For the three months ended March 31, 2012, the Company incurred business interruption losses of $1.1 million related to the fire. The business interruption losses incurred through March 31, 2012 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through March 31, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

The Company received a $3.0 million interim advance during the first quarter of 2012 from its insurance carrier in connection with the fire, for total cumulative receipts of $22.7 million received through March 31, 2012. During the first three months of 2012, the Company recognized $1.1 million of income from insurance recoveries, which entirely offset the business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statement of Income and Comprehensive Income for the three months ended March 31, 2012. The Company recorded deferred income of $7.0 million and $5.1 million as of March 31, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

An assessment of the extent of damage and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in the first quarter of 2012 were $330.7 million, a decrease of $2.5 million, or 0.8%, compared to $333.2 million in the first quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $4.0 million, consolidated net sales increased by $1.5 million, or 0.5%, in the first quarter of 2012, primarily driven by the inclusion of the net sales of SinfulColors for a full quarter in the first quarter of 2012, as well as higher net sales of Revlon ColorSilk hair color and Revlon color cosmetics, partially offset by lower net sales of Almay color cosmetics and fragrances, as well as lower net sales in Venezuela as a result of the June 2011 fire at Revlon Venezuela’s facility. SinfulColors was acquired on March 17, 2011.

	Three Months Ended March 31,		Change		XFX Change(a)
	2012	2011	$	%	$	%
United States	$184.7	$186.2	$(1.5)	(0.8)%	$(1.5)	(0.8)%
Asia Pacific	56.1	53.1	3.0	5.6	1.2	2.3
Europe, Middle East and Africa	45.8	49.7	(3.9)	(7.8)	(0.8)	(1.6)
Latin America	26.3	27.0	(0.7)	(2.6)	1.7	6.3
Canada	17.8	17.2	0.6	3.5	0.9	5.2

Total Net Sales	$330.7	$333.2	$(2.5)	(0.8)%	$1.5	0.5%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in the first quarter of 2012 decreased 0.8% to $184.7 million, compared to $186.2 million in the first quarter of 2011, primarily driven by lower net sales of Almay color cosmetics and Revlon beauty tools, partially offset by the inclusion of the net sales of SinfulColors for a full quarter in the first quarter of 2012.

Asia Pacific

In Asia Pacific, net sales in the first quarter of 2012 increased 5.6% to $56.1 million, compared to $53.1 million in the first quarter of 2011. Excluding the favorable impact of foreign currency fluctuations, net sales increased $1.2 million, or 2.3%, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased in certain distributor markets (which contributed 2.3 percentage points to the increase in the region’s net sales in the first quarter of 2012, as compared to the first quarter of 2011).

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in the first quarter of 2012 decreased 7.8% to $45.8 million, compared to $49.7 million in the first quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $0.8 million, or 1.6%, primarily driven by lower net sales of fragrances, partially offset by higher net sales of Revlon color cosmetics. From a country perspective, net sales decreased in certain distributor markets and Italy (which together contributed 1.9 percentage points to the decrease in the region’s net sales in the first quarter of 2012, as compared to the first quarter of 2011), partially offset by an increase in net sales in South Africa (which offset by 0.6 percentage points the decrease in the region’s net sales in the first quarter of 2012, as compared to the first quarter of 2011).

Latin America

In Latin America, net sales in the first quarter of 2012 decreased 2.6% to $26.3 million, compared to $27.0 million in the first quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $1.7 million, or 6.3%, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of other beauty care products. From a country perspective, net sales increased in Argentina, certain distributor markets and Mexico (which together contributed 10.9 percentage points to the increase in the region’s net sales in the first quarter of 2012, as compared to the first quarter of 2011), partially offset by a decrease in net sales in Venezuela (which offset by 4.5 percentage points the increase in the region’s net sales in the first quarter of 2012, as compared to the first quarter of 2011). Venezuela’s decline in net sales was due to the loss of a significant portion of sales during the first quarter of 2012 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility.

Canada

In Canada, net sales in the first quarter of 2012 increased 3.5% to $17.8 million, compared to $17.2 million in the first quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $0.9 million, or 5.2%, primarily driven by higher net sales of Revlon color cosmetics and Revlon beauty tools.

Gross profit:

	Three Months Ended March 31,
	2012	2011	Change
Gross profit	$215.0	$219.9	$(4.9)
Percentage of net sales	65.0%	66.0%	(1.0)%

The one percentage point decrease in gross profit as a percentage of net sales for the first quarter of 2012, compared to the first quarter of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.7 percentage points;

•	higher allowances, which reduced gross profit as a percentage of net sales by 0.4 percentage points; and

with the foregoing partially offset by:

•	lower costs related to inventory obsolescence and sales returns, which increased gross profit as a percentage of net sales by 0.2 percentage points.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

SG&A expenses:

	Three Months Ended March 31,
	2012	2011	Change
SG&A expenses	$170.7	$175.2	$4.5

SG&A expenses decreased $4.5 million in the first quarter of 2012, as compared to the first quarter of 2011, primarily driven by:

•	$5.8 million of lower advertising expenses primarily due to the timing of advertising campaigns in 2012 compared to 2011; and

•	$1.4 million of favorable impact of foreign currency fluctuations;

with the foregoing partially offset by:

•

$1.8 million of higher general and administrative expenses primarily due to (i) the inclusion of operating expenses of SinfulColors for a full quarter in the first quarter of 2012 and (ii) higher insurance expense.

Interest expense:

	Three Months Ended March 31,
	2012	2011	Change
Interest expense	$20.0	$22.6	$2.6
Interest expense — preferred stock dividends	1.6	1.6	—

The $2.6 million decrease in interest expense for the first quarter of 2012, as compared to the first quarter of 2011, was primarily due to lower weighted average borrowing rates as a result of the May 2011 refinancing of the 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5 year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) (the “2011 Term Loan Facility Refinancing”).

In accordance with the terms of the certificate of designation of the Revlon, Inc. Series A Preferred Stock, par value $0.01 per share (“Preferred Stock”), during both the first quarters of 2012 and 2011, Revlon, Inc. recognized $1.6 million of interest expense related to the regular quarterly dividends on the Preferred Stock.

Foreign currency losses:

	Three Months Ended March 31,
	2012	2011	Change
Foreign currency losses, net	$1.7	$0.3	$(1.4)

Foreign currency losses of $1.7 million during the first quarter of 2012, as compared to foreign currency losses of $0.3 million during the first quarter of 2011, were primarily driven by:

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

•	higher foreign currency losses related to the Company’s foreign currency forward exchange contracts (“FX Contracts”) for the first quarter of 2012 compared to the first quarter of 2011; and

•

the unfavorable impact of the revaluation of certain foreign currency denominated intercompany payables from the Company’s foreign subsidiaries during the first quarter of 2012 compared to the first quarter of 2011.

Provision for income taxes:

	Three Months Ended March 31,
	2012	2011	Change
Provision for income taxes	$11.0	$7.7	$(3.3)

The $3.3 million increase in the provision for income taxes in the first quarter of 2012 as compared to the first quarter of 2011 was primarily attributable to discrete items that benefited the first quarter of 2011, which did not recur in the first quarter of 2012.

The effective tax rate for the three months ended March 31, 2012 is higher than the federal statutory rate of 35% due principally to: (i) foreign dividends and earnings taxable in the U.S. and (ii) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period.

As a result of the reduction of the Company’s deferred tax valuation allowance in the U.S. during 2010, the Company’s tax provision has reflected a higher effective tax rate beginning with the first quarter of 2011. However, the increase in the effective tax rate did not affect the Company’s cash taxes paid in 2011, and will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. See Note 12, “Income Taxes,” to the Consolidated Financial Statements contained in Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2012 (the “2011 Form 10-K”).

The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, the Company had a liquidity position of $200.4 million, consisting of cash and cash equivalents (net of any outstanding checks) of $78 million, as well as $122.4 million in available borrowings under the 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”), based upon the borrowing base less $10.7 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Cash Flows

At March 31, 2012, the Company had cash and cash equivalents of $87.5 million, compared with $101.7 million at December 31, 2011. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(20.4)	$24.1
Net cash used in investing activities	(3.5)	(41.4)
Net cash provided by financing activities	9.1	2.0
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.2)

Operating Activities

Net cash used in operating activities in the first three months of 2012 was $20.4 million, as compared to net cash provided by operating activities of $24.1 million in the first three months of 2011. As compared to the first three months of 2011, cash used in operating activities in the first three months of 2012 was impacted by unfavorable changes in assets and liabilities primarily due to the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs, expected higher sales returns and allowances and other unfavorable changes in working capital.

Investing Activities

Net cash used in investing activities was $3.5 million and $41.4 million for the first three months of 2012 and 2011, respectively. Net cash used in investing activities for the first three months of 2012 included $3.5 million of cash used for capital expenditures. Net cash used in investing activities for the first three months of 2011 included a cash payment of $39.0 million for the SinfulColors Acquisition (as hereinafter defined) and $2.4 million of cash used for capital expenditures. In March 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”).

Financing Activities

Net cash provided by financing activities was $9.1 million and $2.0 million for the first three months of 2012 and 2011, respectively. Net cash provided by financing activities for the first three months of 2012 included a $10.9 million increase in short term borrowings and overdraft, partially offset by a $2.0 million scheduled amortization payment on the 2011 Term Loan Facility. Net cash provided by financing activities for the first three months of 2011 included a $4.3 million increase in short term borrowings and overdraft, partially offset by a $2.0 million scheduled amortization payment on the 2010 Term Loan Facility prior to its refinancing in May 2011.

Long-Term Debt Instruments

For further detail regarding Products Corporation’s long-term debt instruments, see Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” in Revlon, Inc.’s 2011 Form 10-K.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

2011 Credit Agreements

For detail regarding the third amended and restated term loan agreement dated May 19, 2011 and the third amended and restated revolving credit facility agreement dated June 16, 2016 (together, the “2011 Credit Agreements”), see Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – 2011 Refinancings” in Revlon, Inc.’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of March 31, 2012 and as of December 31, 2011. At March 31, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $794 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.7 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility was $122.4 million.

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity, and Capital Resources — 9 3/4% Senior Secured Notes due 2015” in Revlon, Inc.’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes indenture as of March 31, 2012.

Senior Subordinated Term Loan

For detail regarding Products Corporation’s Senior Subordinated Term Loan from MacAndrews & Forbes (the “Senior Subordinated Term Loan”), consisting of (i) the $58.4 million principal amount of the Senior Subordinated Term Loan which remains owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”), which matures on October 8, 2014 and (ii) the $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes (the “Contributed Loan”), which is due from Products Corporation to Revlon, Inc. and matures on October 8, 2013, see Note 9, “Long-Term Debt and Redeemable Preferred Stock — (d) Senior Subordinated Term Loan Agreement,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K.

Impact of Foreign Currency Translation – Venezuela

During the first quarter of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At March 31, 2012 and December 31, 2011, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.

Highly-Inflationary Economy:    Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in shareholders’ deficiency as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Restrictions:    Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the first quarter of 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, a foreign currency loss of $1.7 million was recorded in the second quarter of 2011. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings during the second quarter of 2011.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Secured Notes and the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Senior Subordinated Term Loan Agreement”) contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2012 were $6.2 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $35 million for full year 2012. The Company’s cash taxes paid in the first three months of 2012 were $3.4 million. The Company expects to pay cash taxes of approximately $20 million for full year 2012. The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2012 were $8.5 million and $3.5 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures for full year 2012 to be approximately $40 million and $25 million, respectively.

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

Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2011 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation.

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

Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Item 1A. “Risk Factors” in Revlon, Inc.’s 2011 Form 10-K for further discussion of certain risks associated with the Company’s business and indebtedness.)

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

In accordance with the terms of the certificate of designation of the Preferred Stock, on January 9, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 28, 2011 the regular quarterly dividend in the amount of $0.165569 per share, or $1.5 million in the aggregate, for the period from October 10, 2011 through January 8, 2012. In addition, on April 9, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on March 30, 2012 the regular quarterly dividend in the amount of $0.165161 per share, or $1.5 million in the aggregate, for the period from January 9, 2012 through April 8, 2012.

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2012, the notional amount and fair value of FX Contracts outstanding was $51.5 million and $(1.6) million, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2012, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in Revlon, Inc.’s 2011 Form 10-K.

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

Discussion of Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Revlon, Inc.’s 2011 Form 10-K.

Effect of Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, “Description of Business and Basis of Presentation,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of Revlon, Inc.’s 2011 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2011. The following tables present the information required by Item 7A as of March 31, 2012:

Interest Rate Sensitivity

	Expected Maturity Date for the year ended December 31, (dollars in millions, except for rate information)
Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value March 31, 2012
Short-term variable rate (various currencies)	$8.5						$8.5	$8.5
Average interest rate(a)	6.1%
Long-term fixed rate — third party ($US)		$48.6 (b)		$330.0			378.6	404.0
Average interest rate		12.75%		9.75%
Long-term fixed rate — affiliates ($US)			$58.4 (c)				58.4	59.2
Average interest rate			12.0%
Long-term variable rate — third party ($US)	6.0	8.0	8.0	8.0	$8.0	$756.0	794.0	792.0
Average interest rate(a)(d)	4.8%	4.8%	4.8%	4.8%	4.9%	5.3%

Total debt	$14.5	$56.6	$66.4	$338.0	$8.0	$756.0	$1,239.5	$1,263.7

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at March 31, 2012.

(b)

Represents the $48.6 million to be paid by Revlon, Inc. at maturity for the Preferred Stock issued in the voluntary exchange offer consummated in October 2009 (the “2009 Exchange Offer”) (i.e., the earlier of (i) October 8, 2013 and (ii) the consummation of certain change of control transactions), subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law to effect such payments. Annual cash dividends of 12.75% on the Preferred Stock are payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law to effect such payments.

(c)

Represents the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the $58.4 million portion of the Senior Subordinated Term Loan that remains owing from Products Corporation to MacAndrews & Forbes) as of March 31, 2012 which loan matures on October 8, 2014 and bears interest at an annual rate of 12%, which is payable in arrears in cash on January 8, April 8, July 8 and October 8 of each year.

(d)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

REVLON, INC. AND SUBSIDIARIES

Exchange Rate Sensitivity

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value March 31, 2012	Fair Value March 31, 2012
Sell Canadian Dollars/Buy USD	0.9725	$17.8	$17.3	$(0.5)
Sell Australian Dollars/Buy USD	0.9816	14.7	14.1	(0.6)
Sell British Pounds/Buy USD	1.5540	5.9	5.7	(0.2)
Sell South African Rand/Buy USD	0.1234	6.5	6.3	(0.2)
Buy Australian Dollars/Sell New Zealand Dollars	1.2938	4.4	4.3	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1288	1.5	1.5	—
Sell New Zealand Dollars/Buy USD	0.8037	0.7	0.7	—

Total forward contracts		$51.5	$49.9	$(1.6)

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the three-month period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2012, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

REVLON, INC. AND SUBSIDIARIES

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

(iii)

the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities and the Company’s expectations that any such activities may be funded with cash on hand, funds available under the 2011 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

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

(vii)

the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit;

(viii)

the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material) and costs related to litigation; and its estimates of the amount and timing of its operating expenses, insurance premiums, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and its other post-retirement

REVLON, INC. AND SUBSIDIARIES

benefit plans, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures, restructuring costs and payments, severance costs and payments, debt repurchases and costs related to litigation;

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

(xiii)

the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred through March 31, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela;

(xiv)

the Company’s expectation and belief that the increase in the effective tax rate will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. and its expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year;

(xv)

the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; and

(xvi)

the Company’s belief that the allegations contained in the amended Sullivan complaint, the amended complaint in the Consolidated Action, the amended Garofalo complaint and the Smutek complaint are without merit and intends to vigorously defend against them, that it has substantial factual and legal defenses to the claims at issue and that it would prevail at trial.

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

REVLON, INC. AND SUBSIDIARIES

Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2011 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2012 (which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on the Company’s corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. “Risk Factors” in Revlon, Inc.’s 2011 Form 10-K for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

(iii)

unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, as well as the unavailability of cash on hand and/or funds under the 2011 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activites;

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

REVLON, INC. AND SUBSIDIARIES

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

(vii)	the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit;

(viii)

higher than expected operating expenses, insurance premiums, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation;

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

(xiii)	less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profts lost as a result of the business interruption;

(xiv)

unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets in certain jurisdictions outside of the U.S.;

REVLON, INC. AND SUBSIDIARIES

(xv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and

(xvi)

unanticipated consequences arising from the amended Sullivan complaint, the amended complaint in the Consolidated Action, the amended Garofalo complaint and/or the Smutek complaint and/or unexpected adverse developments at trial.

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

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. On April 6, 2012, defendants filed their reply briefs in support of their motions to dismiss, and in opposition to the motion to amend. With the filing of these briefs, briefing is complete on defendants’ motions to dismiss. The briefing schedule provides that on April 27, 2012, the plaintiff in the Garofalo action will file his reply brief in support of his motion to amend. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and have agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement has also been reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until June 29, 2012, so that the plaintiff can participate in the merits discovery in the Consolidated Action.

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

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in Revlon, Inc.’s 2011 Form 10-K.

Item 6.	Exhibits

*10.1	Amended and Restated Employment Agreement, dated as of April 24, 2012, between Products Corporation and David L. Kennedy.
*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated April 26, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated April 26, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated April 26, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated April 26, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2012

REVLON, INC.

Registrant

By:	/s/ Steven Berns	By:	/s/ Gina M. Mastantuono

Steven Berns		Gina M. Mastantuono
Executive Vice President and		Senior Vice President,
Chief Financial Officer		Corporate Controller and
Chief Accounting Officer