Form 10-Q
period 2012-06-30
REVLON INC /DE/
filed 2012-07-31
CIK 887921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of June 30, 2012, 49,224,583 shares of Class A Common Stock, 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Series A Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79.8	$101.7
Trade receivables, less allowance for doubtful accounts of $3.9 and $3.2 as of June 30, 2012 and December 31, 2011, respectively	204.5	212.0
Inventories	133.3	111.0
Deferred income taxes – current	50.0	49.8
Prepaid expenses and other	66.5	44.2

Total current assets	534.1	518.7
Property, plant and equipment, net	98.5	98.9
Deferred income taxes – noncurrent	219.2	232.1
Goodwill, net	194.6	194.7
Other assets	127.5	112.7

Total assets	$1,173.9	$1,157.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$8.5	$5.9
Current portion of long-term debt	11.4	8.0
Accounts payable	95.5	89.8
Accrued expenses and other	240.9	231.7

Total current liabilities	356.3	335.4
Long-term debt	1,158.9	1,107.0
Long-term debt – affiliates	-	58.4
Redeemable preferred stock	48.5	48.4
Long-term pension and other post-retirement plan liabilities	224.6	245.5
Other long-term liabilities	51.2	55.3

Commitments and contingencies

Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 49,986,651 shares issued as of June 30, 2012 and December 31, 2011	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 3,125,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	1,015.0	1,014.1
Treasury stock, at cost: 750,900 and 671,271 shares of Class A Common Stock as of June 30, 2012 and December 31, 2011, respectively	(9.7)	(8.6)
Accumulated deficit	(1,478.4)	(1,498.0)
Accumulated other comprehensive loss	(193.0)	(200.9)

Total stockholders’ deficiency	(665.6)	(692.9)

Total liabilities and stockholders’ deficiency	$1,173.9	$1,157.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$357.1	$351.2	$687.8	$684.4
Cost of sales	124.4	121.9	240.1	235.2

Gross profit	232.7	229.3	447.7	449.2
Selling, general and administrative expenses	189.9	181.5	360.6	356.7

Operating income	42.8	47.8	87.1	92.5

Other expenses, net:
Interest expense	19.6	21.7	39.6	44.3
Interest expense – preferred stock dividends	1.6	1.6	3.2	3.2
Amortization of debt issuance costs	1.3	1.4	2.6	2.8
Loss on early extinguishment of debt, net	-	11.3	-	11.3
Foreign currency losses, net	0.4	3.0	2.1	3.3
Miscellaneous, net	0.1	0.3	0.3	1.0

Other expenses, net	23.0	39.3	47.8	65.9

Income from continuing operations before income taxes	19.8	8.5	39.3	26.6
Provision for income taxes	9.1	2.6	20.1	10.3

Income from continuing operations, net of taxes	10.7	5.9	19.2	16.3
Income from discontinued operations, net of taxes	0.4	0.6	0.4	0.6

Net income	$11.1	$6.5	$19.6	$16.9

Other comprehensive income:
Currency translation adjustment, net of tax of $2.1 and nil for the three months ended June 30, 2012 and 2011, respectively, and $1.4 and nil for the six months ended June 30, 2012 and 2011, respectively	1.0	1.1	2.2	0.2
Amortization of pension related costs, net of tax benefit of $0.2 and $0.5 for the three months ended June 30, 2012 and 2011, respectively, and $0.5 and $1.0 for the six months ended June 30, 2012 and 2011, respectively	1.9	0.9	5.7	1.8

Other comprehensive income	2.9	2.0	7.9	2.0

Total comprehensive income	$14.0	$8.5	$27.5	$18.9

Basic income per common share:
Continuing operations	0.20	0.11	0.36	0.31
Discontinued operations	0.01	0.01	0.01	0.01

Net income	$0.21	$0.12	$0.37	$0.32

Diluted income per common share:
Continuing operations	0.20	0.11	0.36	0.31
Discontinued operations	0.01	0.01	0.01	0.01

Net income	$0.21	$0.12	$0.37	$0.32

Weighted average number of common shares outstanding:
Basic	52,349,583	52,175,628	52,340,463	52,164,735

Diluted	52,357,163	52,330,097	52,357,004	52,306,335

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(dollars in millions)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2012	$0.5	$1,014.1	$(8.6)	$(1,498.0)	$(200.9)	$(692.9)
Treasury stock acquired, at cost(a)			(1.1)			(1.1)
Stock-based compensation amortization		0.3				0.3
Excess tax benefits from stock-based compensation		0.6				0.6
Net income				19.6		19.6
Other comprehensive income(b)					7.9	7.9

Balance, June 30, 2012	$0.5	$1,015.0	$(9.7)	$(1,478.4)	$(193.0)	$(665.6)

(a)

Pursuant to the share withholding provisions of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate of 79,629 shares of Revlon, Inc. Class A Common Stock during the first six months of 2012 to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $14.19, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the respective vesting dates, for a total of $1.1 million.

(b)

See Note 7, “Accumulated Other Comprehensive Loss,” in this Form 10-Q regarding the changes in the accumulated balances for each component of accumulated other comprehensive income during the first six months of 2012.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19.6	$16.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	(0.4)	(0.6)
Depreciation and amortization	31.3	30.2
Amortization of debt discount	1.0	1.5
Stock compensation amortization	0.3	1.3
Provision for deferred income taxes	15.2	3.6
Loss on early extinguishment of debt, net	-	11.3
Amortization of debt issuance costs	2.6	2.8
Loss on sale of certain assets	0.1	-
Pension and other post-retirement expense	2.8	2.6
Change in assets and liabilities:
Decrease in trade receivables	6.9	15.4
Increase in inventories	(22.8)	(22.4)
Increase in prepaid expenses and other current assets	(23.3)	(4.7)
(Decrease) increase in accounts payable	(4.5)	15.2
Increase (decrease) in accrued expenses and other current liabilities	11.6	(27.8)
Pension and other post-retirement plan contributions	(19.4)	(15.0)
Purchases of permanent displays	(24.3)	(23.6)
Other, net	(18.4)	(3.4)

Net cash (used in) provided by operating activities	(21.7)	3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.9)	(5.9)
Acquisition	-	(39.0)
Proceeds from the sale of certain assets	0.1	0.1

Net cash used in investing activities	(8.8)	(44.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	12.8	3.6
Borrowings under the 2011 Revolving Credit Facility	-	10.0
Repayments under the 2010 Term Loan Facility	-	(794.0)
Borrowings under the 2011 Term Loan Facility	-	796.0
Repayments under the 2011 Term Loan Facility	(4.0)	-
Payment of financing costs	(0.1)	(3.9)
Other financing activities	(0.2)	(0.7)

Net cash provided by financing activities	8.5	11.0

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.3)

Net decrease in cash and cash equivalents	(21.9)	(31.8)
Cash and cash equivalents at beginning of period	101.7	76.7

Cash and cash equivalents at end of period	$79.8	$44.9

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$45.8	$54.0
Preferred stock dividends	3.1	3.1
Income taxes, net of refunds	10.9	12.3

Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$1.1	$1.3

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

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Prior to the fire, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of products imported from the Company’s Oxford, North Carolina facility. In the first quarter of 2012, Revlon Venezuela also began importing certain products from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire.

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

For the second quarter and first six months of 2012, the Company incurred business interruption losses of nil and $1.1 million, respectively, related to the fire. The business interruption losses incurred through June 30, 2012 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through June 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire.

During the first quarter of 2012, the Company received an interim advance of $3.0 million from its insurance carrier in connection with the fire, for total cumulative receipts of $22.7 million received through June 30, 2012. During the first six months of 2012, the Company recognized $1.1 million of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the second quarter of 2011, the Company recognized $4.9 million of income from insurance recoveries, which entirely offset the impairment loss noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and the three and six months ended June 30, 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $7.0 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

An assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the second quarter of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$0.4	$0.3	$-	$-
Interest cost	7.5	8.1	0.2	0.2
Expected return on plan assets	(8.8)	(8.8)	-	-
Amortization of actuarial loss	2.1	1.4	-	0.1

	1.2	1.0	0.2	0.3
Portion allocated to Revlon Holdings LLC	(0.1)	-	-	-

	$1.1	$1.0	$0.2	$0.3

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the first six months of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$0.8	$0.6	$-	$-
Interest cost	15.0	16.2	0.4	0.4
Expected return on plan assets	(17.6)	(17.5)	-	-
Amortization of actuarial loss	4.1	2.7	0.1	0.2

	2.3	2.0	0.5	0.6
Portion allocated to Revlon Holdings LLC	(0.1)	-	-	-

	$2.2	$2.0	$0.5	$0.6

In the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, the Company recognized slightly higher net periodic benefit costs primarily due to the decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011. The Company expects that its net periodic benefit costs for its pension and the other post-retirement benefit plans will be approximately $5 million for all of 2012, comparable to the $5 million cost in 2011.

During the second quarter of 2012, $13.0 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first six months of 2012, $19.0 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $35 million in the aggregate to its pension plans and other post-retirement benefit plans for all of 2012.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Revlon, Inc.’s 2011 Form 10-K.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. INVENTORIES

	June 30, 2012	December 31, 2011
Raw materials and supplies	$46.8	$37.9
Work-in-process	9.6	8.1
Finished goods	76.9	65.0

	$133.3	$111.0

4. ACCRUED EXPENSES AND OTHER

	June 30, 2012	December 31, 2011
Sales returns and allowances	$76.3	$85.4
Advertising and promotional costs	43.7	32.2
Compensation and related benefits	42.5	52.0
Interest	9.4	16.5
Taxes	14.9	15.6
Other	54.1	30.0

	$240.9	$231.7

5. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	June 30, 2012	December 31, 2011
2011 Term Loan Facility due 2017, net of discounts (a)	$784.2	$787.6
2011 Revolving Credit Facility due 2016 (a)	-	-
9 3/4% Senior Secured Notes due 2015, net of discounts (b)	327.7	327.4
Amended and Restated Senior Subordinated Term Loan due 2014 (c)	58.4	-
Senior Subordinated Term Loan due 2014 (c)	-	58.4

	1,170.3	1,173.4
Less current portion	(11.4)	(8.0)

	1,158.9	1,165.4

Redeemable Preferred Stock (d)	48.5	48.4

	$1,207.4	$1,213.8

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

(c)

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan (as hereinafter defined) to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes, to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Recent Debt Transactions” below for further discussion.

(d)

See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Revlon, Inc.’s redeemable Preferred Stock (as hereinafter defined).

Recent Debt Transactions

Products Corporation is party to the Senior Subordinated Term Loan Agreement, consisting of (i) the $58.4 million principal amount of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

•

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

•

insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) through October 31, 2013 with a prepayment premium based on a formula designed to provide the assignees of the Non-Contributed Loan with the present value, using a discount rate of 75 basis points over U.S. Treasuries, of the principal, premium and interest that would have accrued on the Non-Contributed Loan from any such prepayment date through October 31, 2013 (provided that, pursuant to the loan’s terms (both before and after giving effect to these amendments), no portion of the principal amount of the Non-Contributed Loan may be repaid prior to its October 8, 2014 maturity date unless and until all shares of Revlon, Inc.’s Series A Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full), (ii) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (iii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

•	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement as of June 30, 2012. At June 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $792.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.3 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $125.5 million. (See also Note 15, “Subsequent Events”).

6. BASIC AND DILUTED EARNINGS PER COMMON SHARE

Shares used in basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. For the three and six months ended June 30, 2012 and 2011, all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the NYSE closing price of the Class A Common Stock at all times during these periods.

For the three months ended June 30, 2012 and 2011, 3,588 and 123,605 weighted average shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive. For the six months ended June 30, 2012 and 2011, 6,740 and 152,902 weighted average shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.

The components of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$10.7	$5.9	$19.2	$16.3
Income from discontinued operations	0.4	0.6	0.4	0.6

Net income	$11.1	$6.5	$19.6	$16.9

Denominator:
Weighted average common shares outstanding – Basic	52,349,583	52,175,628	52,340,463	52,164,735
Effect of dilutive restricted stock	7,580	154,469	16,541	141,600

Weighted average common shares outstanding – Diluted	52,357,163	52,330,097	52,357,004	52,306,335

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Basic earnings per share:
Continuing operations	$0.20	$0.11	$0.36	$0.31
Discontinued operations	0.01	0.01	0.01	0.01

Net income	$0.21	$0.12	$0.37	$0.32

Diluted earnings per share:
Continuing operations	$0.20	$0.11	$0.36	$0.31
Discontinued operations	0.01	0.01	0.01	0.01

Net income	$0.21	$0.12	$0.37	$0.32

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, 2012 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2012	$24.8	$(225.6)	$(0.1)	$(200.9)
Currency translation adjustment, net of tax of $1.4	2.2	-	-	2.2
Amortization of pension related costs, net of tax benefit of $0.5(a)	-	5.7	-	5.7

Other comprehensive income	2.2	5.7	-	7.9

Balance June 30, 2012	$27.0	$(219.9)	$(0.1)	$(193.0)

(a)

The amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses during the first six months of 2012 related to the Company’s pension and other post-retirement benefit plans. Also included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

8. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. As of June 30, 2012, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Geographic area:
Net sales:
United States	$203.9	57%	$194.9	55%	$388.6	56%	$381.1	56%
Outside of the United States	153.2	43%	156.3	45%	299.2	44%	303.3	44%

	$357.1		$351.2		$687.8		$684.4

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	June 30, 2012		December 31, 2011
Long-lived assets, net:
United States	$371.0	88%	$357.8	88%
Outside of the United States	49.6	12%	48.5	12%

	$420.6		$406.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Classes of similar products:
Net sales:
Color cosmetics	$236.7	66%	$226.1	64%	$455.0	66%	$442.3	65%
Beauty care and fragrance	120.4	34%	125.1	36%	232.8	34%	242.1	35%

	$357.1		$351.2		$687.8		$684.4

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

As of June 30, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”) and the Change of Control Amount (as hereinafter defined) associated with Revlon, Inc.’s Series A Preferred Stock, par value $0.01 per share (“Preferred Stock”), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$-	$-	$-	$-

Total assets at fair value	$-	$-	$-	$-

Liabilities:
Derivatives:
FX Contracts(a)	$0.8	$-	$0.8	$-
Change of Control Amount (Preferred Stock) (b)	0.2	-	-	0.2

Total liabilities at fair value	$1.0	$-	$0.8	$0.2

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts and the Change of Control Amount associated with Preferred Stock, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$-	$0.2	$-

Total assets at fair value	$0.2	$-	$0.2	$-

Liabilities
Derivatives:
FX Contracts(a)	$0.8	$-	$0.8	$-
Change of Control Amount (Preferred Stock)(b)	0.2	-	-	0.2

Total liabilities at fair value	$1.0	$-	$0.8	$0.2

(a)

The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at June 30, 2012 and December 31, 2011. (See Note 10, “Financial Instruments,” in this Form 10-Q.)

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

•

Change of Control Amount: Holders of the Preferred Stock are entitled to receive upon a change of control transaction (as defined in the certificate of designation of the Preferred Stock) through October 8, 2012, a pro rata portion of the equity value received in such transaction, capped at an amount that would provide aggregate cash payments of $12.00 per share over the term of the Preferred Stock. If the equity value received in the change of control transaction is greater than or equal to $12.00 per share, then each holder of Preferred Stock will be entitled to receive an amount equal to $12.00 minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction is less than $12.00, then each holder of Preferred Stock is entitled to receive an amount equal to such per share equity value minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction does not exceed the Liquidation Preference plus any paid and/or accrued and unpaid dividends, then each holder of the Preferred Stock is not entitled to an additional payment upon any such change of control transaction (the foregoing payments being the “Change of Control Amount”). The fair value of the Change of Control Amount of the Preferred Stock, which is deemed to be a Level 3 liability, is based on the Company’s assessment of the likelihood of the occurrence of specified change of control transactions within three years of the consummation of the 2009 Exchange Offer. There was no change in the fair value of the Change of Control Amount from the initial valuation performed upon the October 2009 consummation of the 2009 Exchange Offer through June 30, 2012. If there is a change in the Company’s assessment of the likelihood of the occurrence of a specified change of control transaction, the change could have a material impact on the Company’s operating results and financial position.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of June 30, 2012, the fair values of the Company’s financial liabilities not measured at fair value but for which disclosure of fair value is required, namely its long-term debt, including the current portion of long-term debt, and Preferred Stock, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$1,196.7	$-	$1,196.7	$-
Preferred Stock (a)	49.9	-	49.7	0.2

Total liabilities at fair value	$1,246.6	$-	$1,246.4	$0.2

(a)	The fair value of the Preferred Stock includes the fair value associated with the Change of Control Amount disclosed in the table above.

The fair value of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt and Preferred Stock at June 30, 2012 was approximately $1,246.6 million, which was more than the carrying value of such debt and Preferred Stock at June 30, 2012 of $1,218.8 million. The estimated fair value of such debt and Preferred Stock at December 31, 2011 was approximately $1,240.6 million, which was more than the carrying value of such debt and Preferred Stock at December 31, 2011 of $1,221.8 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

10.FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.3 million and $11.1 million (including amounts available under credit agreements in effect at that time) were maintained at June 30, 2012 and December 31, 2011, respectively. Included in these amounts is approximately $8.7 million and $9.1 million at June 30, 2012 and December 31, 2011, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows.

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at June 30, 2012 and December 31, 2011 was $44.1 million and $58.4 million, respectively.

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

Quantitative Information – Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(a)	Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Assets			Liabilities
	Balance Sheet Classification	June 30, 2012 Fair Value	December 31, 2011 Fair Value	Balance Sheet Classification	June 30, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$-	$0.2	Accrued expenses	$0.8	$0.8

(a)	The fair values of the FX Contracts at June 30, 2012 and December 31, 2011 were determined by using observable market transactions of spot and forward rates at June 30, 2012 and December 31, 2011.

(b) Effects of Derivative Financial Instruments on Income for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
FX Contracts	$0.5	$(1.2)	$(1.1)	$(1.8)

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

For the second quarter of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $9.1 million and $2.6 million, respectively. The $6.5 million increase in the provision for income taxes was primarily attributable to increased pre-tax income, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

For the first six months of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $20.1 million and $10.3 million, respectively. The $9.8 million increase in the provision for income taxes was primarily attributable to increased pre-tax income and certain favorable discrete items that benefited the first six months of 2011 that did not recur in 2012, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The effective tax rate for the three and six months ended June 30, 2012 is higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period, foreign dividends and earnings taxable in the U.S. and the impact of certain non-deductible expenses, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) and South Africa for tax years ended December 31, 2008 through December 31, 2010 and Australia for tax years ended December 31, 2007 through December 31, 2010.

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

In addition to the amended complaints in the Initial Consolidated Action and the Sullivan action, on December 21, 2009, certain of Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes were named as defendants in a purported class action filed in the Chancery Court by Edward Gutman. Also on December 21, 2009, a second purported class action was filed in the Chancery Court against certain of Revlon, Inc.’s current directors and a former director by Lawrence Corneck. The Gutman and Corneck actions make allegations similar to those in the amended complaints in the Sullivan action and the Initial Consolidated Action. On January 15, 2010, the Chancery Court consolidated the Gutman and Corneck actions with the Initial Consolidated Action (the Initial Consolidated Action, as consolidated with the Gutman and Corneck actions, is hereafter referred to as the “Consolidated Action”). A briefing schedule was then set to determine the leadership structure for plaintiffs in the Consolidated Action.

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

On May 25, 2010, plaintiffs’ counsel in the Consolidated Action filed an amended complaint alleging breaches of fiduciary duties arising out of the Exchange Offer and that defendants should have disclosed in the Company’s Offer to Exchange information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 10, 2012, plaintiffs’ counsel filed a motion for class certification. Briefing on that motion is not yet complete. Merits discovery is proceeding in the Consolidated Action.

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., certain of Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. Briefing is now complete on the motions to dismiss and motion to amend and defendants have requested oral argument. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and have agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement has also been reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until December 21, 2012, so that the plaintiff can participate in the merits discovery in the Consolidated Action.

On May 11, 2010, a purported derivative action was filed in the U.S. District Court for the District of Delaware by Richard Smutek, derivatively and on behalf of Revlon, Inc. against Revlon, Inc.’s then current directors and MacAndrews & Forbes alleging breach of fiduciary duty in allowing the Exchange Offer to proceed and failing to disclose in the Offer to Exchange certain information related to the Company’s financial results for the fiscal quarter ended September 30, 2009. On August 16, 2010, defendants moved to dismiss the complaint. Briefing on defendants’ motions to dismiss was completed on December 10, 2010. Thereafter, the parties requested oral argument on the motions to dismiss. The motions to dismiss are currently pending. On September 27, 2010, plaintiff filed a motion to compel discovery. In response, defendants moved to strike plaintiff’s motion to compel discovery or, in the alternative, for an extension of time for defendants to respond to plaintiff’s motion. On October 17, 2011, the U.S. District Court for the District of Delaware denied plaintiff’s motion to compel and granted defendants’ motion to strike.

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

Although the Company continues to dispute the allegations in the pending actions and believes them to be without merit, on June 21, 2012, without admitting any liability, Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes (collectively, the “Defendants”) entered into a binding Memorandum of Understanding (“MOU”) with Fidelity Management & Research Company (“FMR Co.”) and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC (collectively, “Fidelity”), which through various funds and management agreements controlled the largest block of shares to participate in the Exchange Offer, to settle potential claims Fidelity could have as a potential member of the classes that plaintiffs seek to certify in the pending actions. The Company publicly disclosed the material terms of the MOU by filing a Current Report on Form 8-K with the SEC on June 21, 2012.

Fidelity executed the MOU on behalf of 6,111,879 shares (the “Fidelity Controlled Shares”) out of the 6,933,526 shares (the “Fidelity Shares”) of the Company’s Class A Common Stock that Fidelity exchanged in the Exchange Offer, and pursuant to the terms of the MOU, the remaining 821,647 shares agreed on July 12, 2012, to participate in the settlement. As part of the settlement, Fidelity agreed, among other things, to accept a cash payment from Defendants of $22.5 million (the “Fidelity Settlement Amount”), which amount will be paid from insurance proceeds, in exchange for Fidelity’s opting out with respect to the Fidelity Shares of any purported class action related to the Exchange Offer and Fidelity’s release of all related potential claims. On July 20, 2012, Fidelity and the Defendants executed a final Stipulation and Settlement Agreement (the

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

“Stipulation”) the terms of which are substantively identical to the terms of the MOU. The Stipulation supersedes the MOU. In addition, on July 17, 2012, the Defendants entered into a binding MOU with two additional stockholders who collectively exchanged 310,690 shares in the Exchange Offer, the terms of which are substantively identical to the settlement with Fidelity and call for the payment of $1 million, in the aggregate, to the two stockholders. The $1 million payment will also be paid from insurance proceeds.

The Company has recorded a charge and corresponding income from insurance proceeds related to the Company’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Statement of Income for the period. There can be no assurance as to the amount, if any, of additional insurance proceeds that the Company may receive in connection with its defense or resolution of the pending actions. In any event, at least $5 million of future payments by the Defendants relating to these matters, including expenses, will not be covered by insurance.

The Defendants have also agreed with Fidelity and the two additional stockholders that, in the event a settlement is reached with the purported class plaintiffs, or an award of damages is issued following a trial in any of the pending actions, and that settlement amount or damage award exceeds the existing settlement amounts on a per share basis, the settling parties would each receive additional consideration subject to certain parameters.

The Company continues to believe the allegations in the pending actions are without merit but is engaged in discussions regarding settlement of the pending actions. The Company has recorded an additional charge of $6.7 million in the second quarter of 2012 with respect to the Company’s estimated costs of resolving the pending litigations with the purported class plaintiffs, including the Company’s estimate of any additional payment by it to the settling stockholders. This additional charge is included within selling, general and administrative expenses in the Company’s Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012.

The settlements with Fidelity and the two additional stockholders have no effect on the pending actions other than to eliminate them from any future certified class.

13. RELATED PARTY TRANSACTIONS

Reimbursement Agreements

As previously disclosed in the 2011 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes Holdings) have entered into reimbursement agreements (the “Reimbursement Agreements”) pursuant to which (i) MacAndrews & Forbes Inc. is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to Revlon, Inc. and its subsidiaries, including, without limitation, Products Corporation, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of Revlon, Inc. and its subsidiaries, including Products Corporation, to the extent requested by Products Corporation, and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

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

The Company participates in MacAndrews & Forbes’ directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2012 was $0.8 million, which primarily includes a $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the 5-year renewal of the D&O Insurance Program (for the period from January 31, 2012 through January 31, 2017), partially offset by $13.8 million of costs incurred by the Company that are reimbursable by MacAndrews & Forbes related to matters covered by the D&O Insurance Program. As of June 30, 2012, of the $13.8 million of costs reimbursable by MacAndrews & Forbes, a $12.6 million receivable was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets, substantially all of which has been paid in July 2012. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2011 was $0.4 million.

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

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$45.7	$-	$34.1	$-	$79.8
Trade receivables, less allowances for doubtful accounts	87.8	20.1	96.6	-	204.5
Inventories	77.4	12.3	43.6	-	133.3
Deferred income taxes – current	39.7	-	10.2	-	49.9
Prepaid expenses and other	94.4	4.8	25.8	-	125.0
Intercompany receivables	933.6	471.8	379.3	(1,784.7)	-
Investment in subsidiaries	(156.6)	(197.3)	-	353.9	-
Property, plant and equipment, net	85.3	0.8	12.4	-	98.5
Deferred income taxes – noncurrent	194.4	-	13.2	-	207.6
Goodwill, net	150.6	42.2	1.8	-	194.6
Other assets	68.5	23.9	32.5	-	124.9

Total assets	$1,620.8	$378.6	$649.5	$(1,430.8)	$1,218.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$-	$5.8	$2.7	$-	$8.5
Current portion of long-term debt	11.4	-	-	-	11.4
Accounts payable	59.2	5.1	30.6	-	94.9
Accrued expenses and other	133.8	13.6	74.8	-	222.2
Intercompany payables	586.0	619.0	579.7	(1,784.7)	-
Long-term debt	1,158.9	-	-	-	1,158.9
Long-term debt – affiliates	48.6	-	-	-	48.6
Other long-term liabilities	225.2	3.8	46.9	-	275.9

Total liabilities	2,223.1	647.3	734.7	(1,784.7)	1,820.4
Stockholder’s deficiency	(602.3)	(268.7)	(85.2)	353.9	(602.3)

Total liabilities and stockholder’s deficiency	$1,620.8	$378.6	$649.5	$(1,430.8)	$1,218.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$-	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	-	212.0
Inventories	68.3	8.4	34.3	-	111.0
Deferred income taxes – current	40.0	-	9.6	-	49.6
Prepaid expenses and other	78.3	4.2	25.1	-	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	-
Investment in subsidiaries	(164.2)	(193.0)	-	357.2	-
Property, plant and equipment, net	85.2	0.9	12.8	-	98.9
Deferred income taxes – noncurrent	206.9	-	14.5	-	221.4
Goodwill, net	150.6	42.2	1.9	-	194.7
Other assets	53.6	24.5	31.1	-	109.2

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$-	$3.6	$2.3	$-	$5.9
Current portion of long-term debt	8.0	-	-	-	8.0
Accounts payable	56.0	3.9	29.1	-	89.0
Accrued expenses and other	150.8	10.8	68.4	-	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	-
Long-term debt	1,107.0	-	-	-	1,107.0
Long-term debt – affiliates	107.0	-	-	-	107.0
Other long-term liabilities	244.9	5.3	50.6	-	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Three Months Ended June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$241.1	$26.0	$141.9	$(51.9)	$357.1
Cost of sales	108.6	12.2	55.5	(51.9)	124.4

Gross profit	132.5	13.8	86.4	-	232.7
Selling, general and administrative expenses	103.4	12.1	64.9	-	180.4

Operating income	29.1	1.7	21.5	-	52.3

Other expenses (income):
Intercompany interest, net	0.2	(0.2)	1.5	-	1.5
Interest expense	19.5	-	0.1	-	19.6
Amortization of debt issuance costs	0.9	-	-	-	0.9
Foreign currency (gains) losses, net	(0.4)	(0.1)	0.9	-	0.4
Miscellaneous, net	(20.8)	(5.2)	26.1	-	0.1

Other expenses (income), net	(0.6)	(5.5)	28.6	-	22.5

Income (loss) from continuing operations before income taxes	29.7	7.2	(7.1)	-	29.8
Provision for (benefit from) income taxes	7.7	2.3	(0.3)	-	9.7

Income (loss) from continuing operations	22.0	4.9	(6.8)	-	20.1

Income from discontinued operations, net of taxes	0.4	-	-	-	0.4
Equity in (loss) income of subsidiaries	(1.9)	(1.0)	-	2.9	-

Net income (loss)	$20.5	$3.9	$(6.8)	$2.9	$20.5

Other comprehensive income (loss)	2.9	(4.6)	(6.4)	11.0	2.9

Total comprehensive income (loss)	$23.4	$(0.7)	$(13.2)	$13.9	$23.4

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Three Months Ended June 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$227.8	$25.8	$144.2	$(46.6)	$351.2
Cost of sales	102.3	11.8	54.4	(46.6)	121.9

Gross profit	125.5	14.0	89.8	-	229.3
Selling, general and administrative expenses	100.1	10.6	68.6	-	179.3

Operating income	25.4	3.4	21.2	-	50.0

Other expenses (income):
Intercompany interest, net	(0.1)	(0.2)	1.9	-	1.6
Interest expense	21.6	-	0.1	-	21.7
Amortization of debt issuance costs	1.0	-	-	-	1.0
Loss on early extinguishment of debt, net	11.3	-	-	-	11.3
Foreign currency (gains) losses, net	(1.5)	0.1	4.4	-	3.0
Miscellaneous, net	(25.3)	11.8	13.8	-	0.3

Other expenses, net	7.0	11.7	20.2	-	38.9

Income (loss) from continuing operations before income taxes	18.4	(8.3)	1.0	-	11.1
Provision for income taxes	1.3	1.0	1.6	-	3.9

Income (loss) from continuing operations	17.1	(9.3)	(0.6)	-	7.2

Income from discontinued operations, net of taxes	0.6	-	-	-	0.6
Equity in (loss) income of subsidiaries	(9.9)	(3.2)	-	13.1	-

Net income (loss)	$7.8	$(12.5)	$(0.6)	$13.1	$7.8

Other comprehensive income (loss)	2.0	(2.4)	(2.5)	4.9	2.0

Total comprehensive income (loss)	$9.8	$(14.9)	$(3.1)	$18.0	$9.8

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Six Months Ended June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$459.6	$49.0	$276.2	$(97.0)	$687.8
Cost of sales	207.6	22.5	107.0	(97.0)	240.1

Gross profit	252.0	26.5	169.2	-	447.7
Selling, general and administrative expenses	203.1	22.0	124.6	-	349.7

Operating income	48.9	4.5	44.6	-	98.0

Other expenses (income):
Intercompany interest, net	0.5	(0.4)	3.0	-	3.1
Interest expense	39.3	0.1	0.2	-	39.6
Amortization of debt issuance costs	1.7	-	-	-	1.7
Foreign currency losses, net	0.1	0.2	1.8	-	2.1
Miscellaneous, net	(33.1)	(6.2)	39.6	-	0.3

Other expenses (income), net	8.5	(6.3)	44.6	-	46.8

Income from continuing operations before income taxes	40.4	10.8	-	-	51.2
Provision for income taxes	15.5	2.8	2.8	-	21.1

Income (loss) from continuing operations	24.9	8.0	(2.8)	-	30.1

Income from discontinued operations, net of taxes	0.4	-	-	-	0.4
Equity in income (loss) of subsidiaries	5.2	(0.5)	-	(4.7)	-

Net income (loss)	$30.5	$7.5	$(2.8)	$(4.7)	$30.5

Other comprehensive income (loss)	7.9	5.5	5.3	(10.8)	7.9

Total comprehensive income (loss)	$38.4	$13.0	$2.5	$(15.5)	$38.4

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Income and Comprehensive Income

For the Six Months Ended June 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$447.0	$43.7	$280.7	$(87.0)	$684.4
Cost of sales	196.7	19.9	105.6	(87.0)	235.2

Gross profit	250.3	23.8	175.1	-	449.2
Selling, general and administrative expenses	203.9	19.6	128.9	-	352.4

Operating income	46.4	4.2	46.2	-	96.8

Other expenses (income):
Intercompany interest, net	(0.1)	(0.5)	3.7	-	3.1
Interest expense	44.0	0.1	0.2	-	44.3
Amortization of debt issuance costs	2.1	-	-	-	2.1
Loss on early extinguishment of debt, net	11.3	-	-	-	11.3
Foreign currency (gains) losses, net	(1.2)	0.4	4.1	-	3.3
Miscellaneous, net	(34.6)	7.2	28.4	-	1.0

Other expenses, net	21.5	7.2	36.4	-	65.1

Income (loss) from continuing operations before income taxes	24.9	(3.0)	9.8	-	31.7
Provision for income taxes	4.1	2.4	6.0	-	12.5

Income (loss) from continuing operations	20.8	(5.4)	3.8	-	19.2

Income from discontinued operations, net of taxes	0.6	-	-	-	0.6
Equity in (loss) income of subsidiaries	(1.6)	(1.1)	-	2.7	-

Net income (loss)	$19.8	$(6.5)	$3.8	$2.7	$19.8

Other comprehensive income (loss)	2.0	0.2	(0.6)	0.4	2.0

Total comprehensive income (loss)	$21.8	$(6.3)	$3.2	$3.1	$21.8

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flow

For the Six Months Ended June 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(10.0)	$(2.3)	$(9.4)	$-	$(21.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.8)	(0.2)	(0.9)	-	(8.9)
Proceeds from the sale of certain assets	-	-	0.1	-	0.1

Net cash used in investing activities	(7.8)	(0.2)	(0.8)	-	(8.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	9.9	2.4	0.5	-	12.8
Repayments under the 2011 Term Loan Facility	(4.0)	-	-	-	(4.0)
Payment of financing costs	(0.1)	-	-	-	(0.1)
Other financing activities	-	-	(0.2)	-	(0.2)

Net cash provided by financing activities	5.8	2.4	0.3	-	8.5

Effect of exchange rate changes on cash and cash equivalents	-	-	0.1	-	0.1

Net decrease in cash and cash equivalents	(12.0)	(0.1)	(9.8)	-	(21.9)
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	-	101.7

Cash and cash equivalents at end of period	$45.7	$-	$34.1	$-	$79.8

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flow

For the Six Months Ended June 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(21.2)	$35.8	$(11.3)	$-	$3.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	(0.1)	(1.0)	-	(5.9)
Acquisition	-	(39.0)	-		(39.0)
Proceeds from sales of certain assets	0.1	-	-	-	0.1

Net cash used in investing activities	(4.7)	(39.1)	(1.0)	-	(44.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(1.7)	4.1	1.2	-	3.6
Borrowings under the 2011 Revolving Credit Facility	10.0	-	-		10.0
Repayments under the 2010 Term Loan Facility	(794.0)	-	-	-	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	-	-	-	796.0
Payment of financing costs	(3.9)	-	-	-	(3.9)
Other financing activities	(0.3)	-	(0.4)	-	(0.7)

Net cash provided by financing activities	6.1	4.1	0.8	-	11.0

Effect of exchange rate changes on cash and cash equivalents	-	-	(1.3)	-	(1.3)

Net (decrease) increase in cash and cash equivalents	(19.8)	0.8	(12.8)	-	(31.8)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	-	76.7

Cash and cash equivalents at end of period	$0.7	$0.9	$43.3	$-	$44.9

15.SUBSEQUENT EVENT

On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”) for a cash purchase price of $66.2 million. The cash payment of $66.2 million was comprised of $45.0 million cash on hand and $21.2 million drawn under Products Corporation’s 2011 Revolving Credit Facility. The results of operations related to the Pure Ice Acquisition will be included in the Company’s consolidated financial statements commencing on the date of the acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results is not material. The Company will account for the Pure Ice Acquisition as a business combination during the third quarter of 2012.

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

The Company was founded by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors 80 years ago. Today, the Company has leading market positions in a number of its principal product categories in the U.S. mass retail channel, including color cosmetics (face, lip, eye and nail categories), women’s hair color and beauty tools. The Company also has leading market positions in several product categories in certain foreign countries, including Australia, Canada and South Africa.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2012 were $357.1 million, an increase of $5.9 million, or 1.7%, compared to $351.2 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $9.0 million, consolidated net sales increased by $14.9 million, or 4.2%, in the second quarter of 2012, driven by higher net sales in the Company’s U.S., Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa and Asia Pacific regions.

Consolidated net sales in the first six months of 2012 were $687.8 million, an increase of $3.4 million, or 0.5%, compared to $684.4 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $13.0 million, consolidated net sales increased by $16.4 million, or 2.4%, in the first six months of 2012, driven by higher net sales in the Company’s U.S., Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa and Asia Pacific regions.

Consolidated net income in the second quarter of 2012 was $11.1 million, compared to $6.5 million in the second quarter of 2011. The increase in consolidated net income in the second quarter of 2012, compared to the second quarter of 2011, was primarily due to:

•	a $11.3 million loss on the early extinguishment of debt in the second quarter of 2011 as a result of the 2011 Refinancings (as hereinafter defined); and

•	$3.4 million of higher gross profit due to a $5.9 million increase in consolidated net sales, partially offset by a $2.5 million increase in cost of sales in the second quarter of 2012;

with the foregoing partially offset by:

•

$8.4 million of higher selling, general and administrative (“SG&A”) expense primarily driven by higher incentive compensation expense and the impact of the $6.7 million litigation loss contingency recognized in the second quarter of 2012, partially offset by favorable foreign currency fluctuations.

Consolidated net income in the first six months of 2012 was $19.6 million, compared to $16.9 million in the first six months of 2011. The increase in consolidated net income in the first six months of 2012, compared to the first six months of 2011, was primarily due to:

•	a $11.3 million loss on the early extinguishment of debt in the second quarter of 2011 as a result of the 2011 Refinancings; and

•	a $4.7 million decrease in interest expense in the first six months of 2012, primarily driven by lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing;

with the foregoing partially offset by:

•

$9.8 million of higher provision for income taxes in the first six months of 2012, primarily attributable to increased pre-tax income and certain favorable discrete items that benefited the first six months of 2011 that did not recur in 2012, partially offset by the favorable resolution of tax matters in a foreign jurisdiction during the first six months of 2012; and

•

$3.9 million of higher selling, general and administrative (“SG&A”) expense primarily driven by higher incentive compensation expense and the impact of the $6.7 million litigation loss contingency recognized in the first six months of 2012, partially offset by lower advertising expenses and favorable foreign currency fluctuations.

These current and prior period items are discussed in more detail below.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2011 and 2010, total assets of Revlon Venezuela were approximately 2% and 3%, respectively, of the Company’s total assets. Prior to the fire, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of products imported from the Company’s Oxford, North Carolina facility. In the first quarter of 2012, Revlon Venezuela also began importing certain products from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

For the second quarter and first six months of 2012, the Company incurred business interruption losses of nil and $1.1 million, respectively, related to the fire. The business interruption losses incurred through June 30, 2012 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through June 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire.

During the first quarter of 2012, the Company received an interim advance of $3.0 million from its insurance carrier in connection with the fire, for total cumulative receipts of $22.7 million received through June 30, 2012. During the first six months of 2012, the Company recognized $1.1 million of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the second quarter of 2011, the Company recognized $4.9 million of income from insurance recoveries, which entirely offset the impairment loss noted above. The income from insurance recoveries is included within selling, general and administrative expenses in the Company’s Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and three and six months ended June 30, 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $7.0 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

An assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:

Second quarter results:

Consolidated net sales in the second quarter of 2012 were $357.1 million, an increase of $5.9 million, or 1.7%, compared to $351.2 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $9.0 million, consolidated net sales increased by $14.9 million, or 4.2%, in the second quarter of 2012, primarily driven by higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of fragrances.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

Consolidated net sales in the first six months of 2012 were $687.8 million, an increase of $3.4 million, or 0.5%, compared to $684.4 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $13.0 million, consolidated net sales increased by $16.4 million, or 2.4%, in the first six months of 2012, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as the inclusion of the net sales of SinfulColors for a full six months in 2012, partially offset by lower net sales of fragrances.

	Three Months Ended June 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$203.9	$194.9	$9.0	4.6%	$9.0	4.6%
Asia Pacific	55.8	58.5	(2.7)	(4.6)	(1.7)	(2.9)
Europe, Middle East and Africa	44.4	52.0	(7.6)	(14.6)	(1.8)	(3.5)
Latin America	32.3	26.3	6.0	22.8	7.3	27.8
Canada	20.7	19.5	1.2	6.2	2.1	10.8

Total Net Sales	$357.1	$351.2	$5.9	1.7%	$14.9	4.2%

	Six Months Ended June 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$388.6	$381.1	$7.5	2.0%	$7.5	2.0%
Asia Pacific	111.9	111.6	0.3	0.3	(0.5)	(0.4)
Europe, Middle East and Africa	90.2	101.7	(11.5)	(11.3)	(2.6)	(2.6)
Latin America	58.6	53.3	5.3	9.9	9.0	16.9
Canada	38.5	36.7	1.8	4.9	3.0	8.2

Total Net Sales	$687.8	$684.4	$3.4	0.5%	$16.4	2.4%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

Second quarter results:

In the U.S., net sales in the second quarter of 2012 increased $9.0 million, or 4.6%, to $203.9 million, compared to $194.9 million in the second quarter of 2011, primarily driven by higher net sales of Revlon color cosmetics.

Year-to-date results:

In the U.S., net sales in the first six months of 2012 increased $7.5 million, or 2.0%, to $388.6 million, compared to $381.1 million in the first six months of 2011, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as the inclusion of the net sales of SinfulColors for a full six months in 2012, partially offset by lower net sales of Almay color cosmetics.

Asia Pacific

Second quarter results:

In Asia Pacific, net sales in the second quarter of 2012 decreased 4.6% to $55.8 million, compared to $58.5 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.7 million, or 2.9%, primarily driven by lower net sales of Revlon color cosmetics. From a country perspective, net sales decreased in China, Hong Kong and Australia (which together contributed 5.3 percentage points to the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011), partially offset by an increase in net sales in certain distributor territories (which offset by 2.9 percentage points the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011).

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

In Asia Pacific, net sales in the first six months of 2012 remained essentially unchanged at $111.9 million compared to $111.6 million in the first six months of 2011. Excluding the favorable impact of foreign currency fluctuations, net sales also remained essentially unchanged. From a country perspective, net sales decreased in China, Taiwan and Hong Kong (which together contributed 2.9 percentage points to the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011), partially offset by an increase in net sales in certain distributor territories (which offset by 2.7 percentage points the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011).

Europe, Middle East and Africa

Second quarter results:

In Europe, the Middle East and Africa, net sales in the second quarter of 2012 decreased 14.6% to $44.4 million, compared to $52.0 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $1.8 million, or 3.5%, primarily driven by lower net sales of fragrances. From a country perspective, net sales decreased in certain distributor territories and Italy (which together contributed 4.0 percentage points to the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011), partially offset by an increase in net sales in South Africa (which offset by 1.3 percentage points the decrease in the region’s net sales in the second quarter of 2012, as compared to the second quarter of 2011).

Year-to-date results:

In Europe, the Middle East and Africa, net sales in the first six months of 2012 decreased 11.3% to $90.2 million, compared to $101.7 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $2.6 million, or 2.6%, primarily driven by lower net sales of fragrances. From a country perspective, net sales decreased in certain distributor territories and Italy (which together contributed 3.0 percentage points to the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011), partially offset by an increase in net sales in South Africa (which offset by 0.9 percentage points the decrease in the region’s net sales in the first six months of 2012, as compared to the first six months of 2011).

Latin America

Second quarter results:

In Latin America, net sales in the second quarter of 2012 increased 22.8% to $32.3 million, compared to $26.3 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $7.3 million, or 27.8%, primarily driven by higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased throughout the region. Venezuela’s increase in net sales in the second quarter of 2012 was primarily due to the absence of sales in June 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately 30% of the $7.3 million increase in net sales in the region.

Year-to-date results:

In Latin America, net sales in the first six months of 2012 increased 9.9% to $58.6 million, compared to $53.3 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $9.0 million, or 16.9%, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased throughout the region. Net sales in Argentina and Venezuela benefited from higher selling prices given market conditions and inflation, which accounted for approximately half of the $9.0 million increase in net sales in the region. On a year-to-date basis, the impact on net sales as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility was minimal.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Canada

Second quarter results:

In Canada, net sales in the second quarter of 2012 increased 6.2% to $20.7 million, compared to $19.5 million in the second quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.1 million, or 10.8%, primarily driven by higher net sales of Revlon and Almay color cosmetics.

Year-to-date results:

In Canada, net sales in the first six months of 2012 increased 4.9% to $38.5 million, compared to $36.7 million in the first six months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $3.0 million, or 8.2%, primarily driven by higher net sales of Revlon and Almay color cosmetics.

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Gross profit	$232.7	$229.3	$3.4	$447.7	$449.2	$(1.5)
Percentage of net sales	65.2%	65.3%		65.1%	65.6%

The 0.1 percentage point decrease in gross profit as a percentage of net sales in the second quarter of 2012, compared to the second quarter of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.8 percentage points;

with the foregoing partially offset by:

•	lower manufacturing and freight costs, which increased gross profit as a percentage of net sales by 0.3 percentage points; and

•	lower allowances, which increased gross profit as a percentage of net sales by 0.2 percentage points.

The 0.5 percentage point decrease in gross profit as a percentage of net sales in the first six months of 2012, compared to the first six months of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.9 percentage points;

with the foregoing partially offset by:

•	lower freight costs, which increased gross profit as a percentage of net sales by 0.1 percentage points; and

•	lower allowances, which increased gross profit as a percentage of net sales by 0.1 percentage points.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
SG&A expenses	$189.9	$181.5	$(8.4)	$360.6	$356.7	$(3.9)

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

SG&A expenses increased $8.4 million in the second quarter of 2012, as compared to the second quarter of 2011, primarily driven by:

•

$14.7 million of higher general and administrative expenses, principally due to higher incentive compensation expense primarily due to the timing, within 2012, of expense recognized in the second quarter of 2012 as compared to the second quarter of 2011, and the impact of the $6.7 million litigation loss contingency recognized in the second quarter of 2012 (see Note 12, “Contingencies” to the Consolidated Financial Statements for further discussion);

with the foregoing partially offset by:

•	$4.0 million of favorable impact of foreign currency fluctuations.

SG&A expenses increased $3.9 million in the first six months of 2012, as compared to the first six months of 2011, primarily driven by:

•

$16.6 million of higher general and administrative expenses, principally due to higher incentive compensation expense primarily due to the timing, within 2012, of expense recognized in the first six months of 2012 as compared to the first six months of 2011, the impact of the $6.7 million litigation loss contingency recognized in the second quarter of 2012 (see Note 12, “Contingencies” to the Consolidated Financial Statements for further discussion) and higher insurance expense;

with the foregoing partially offset by:

•	$8.2 million of lower advertising expenses primarily due to the timing of advertising campaigns in 2012 compared to 2011; and

•	$5.4 million of favorable impact of foreign currency fluctuations.

Interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$19.6	$21.7	$2.1	$39.6	$44.3	$4.7
Interest expense – preferred stock dividends	1.6	1.6	-	3.2	3.2	-

The $2.1 million decrease in interest expense in the second quarter of 2012, as compared to the second quarter of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

The $4.7 million decrease in interest expense in the first six months of 2012, as compared to the first six months of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

In accordance with the terms of the certificate of designation of the Revlon, Inc. Series A Preferred Stock, par value $0.01 per share (“Preferred Stock”), during both the second quarters of 2012 and 2011, Revlon, Inc. recognized $1.6 million of interest expense related to the regular quarterly dividends on the Preferred Stock. During both the first six months of 2012 and 2011, Revlon, Inc. recognized $3.2 million of interest expense related to the regular quarterly dividends on the Preferred Stock.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Loss on early extinguishment of debt, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Loss on early extinguishment of debt, net	$—	$11.3	$11.3	$—	$11.3	$11.3

During the second quarter of 2011, Products Corporation consummated the refinancing of its term loan facility and revolving credit facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

•

In May 2011, Products Corporation consummated a refinancing of its term loan facility (the “2011 Term Loan Facility Refinancing”), which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility’) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”) and

•

In June 2011, Products Corporation consummated a refinancing of its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”).

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million in the second quarter and first six months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

Foreign currency losses, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Foreign currency losses, net	$0.4	$3.0	$2.6	$2.1	$3.3	$1.2

Foreign currency losses of $0.4 million in the second quarter of 2012, as compared to foreign currency losses of $3.0 million in the second quarter of 2011, were primarily driven by:

•

a foreign currency loss of $1.7 million recorded as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011. Prior to the second quarter of 2011, the Company utilized Venezuela’s official exchange rate to translate Revlon Venezuela’s financial statements. The Company began using the SITME (as hereinafter defined) rate to translate the financial statements of Revlon Venezuela as of, and for the three months ended June 30, 2011. See “Financial Condition, Liquidity, and Capital Resources – Impact of Foreign Currency Translation in Venezuela” in this Form 10-Q for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings; and

•

foreign currency gains for the second quarter of 2012 compared to foreign currency losses for the second quarter of 2011 related to the Company’s foreign currency forward exchange contracts (“FX Contracts”);

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

with the foregoing partially offset by:

•	the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables from the Company’s foreign subsidiaries during the second quarter of 2012 compared to the second quarter of 2011.

Foreign currency losses of $2.1 million in the first six months of 2012, as compared to foreign currency losses of $3.3 million in the first six months of 2011, were primarily driven by:

•	a foreign currency loss of $1.7 million recorded in the first six months of 2011 as a result of the required re-measurement of Revlon Venezuela’s balance sheet at June 30, 2011, as discussed above; and

•	lower foreign currency losses related to the Company’s FX Contracts for the first six months of 2012 compared to the first six months of 2011;

with the foregoing partially offset by:

•	the unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables from the Company’s foreign subsidiaries during the first six months of 2012 compared to the first six months of 2011.

Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Provision for income taxes	$9.1	$2.6	$(6.5)	$20.1	$10.3	$(9.8)

The $6.5 million increase in the provision for income taxes in the second quarter of 2012 as compared to the second quarter of 2011 was primarily attributable to increased pre-tax income, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The $9.8 million increase in the provision for income taxes in the first six months of 2012 as compared to the first six months of 2011 was primarily attributable to increased pre-tax income and certain favorable discrete items that benefited the first six months of 2011 that did not recur in 2012, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

The effective tax rate for the three and six months ended June 30, 2012 is higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the period, foreign dividends and earnings taxable in the U.S. and the impact of certain non-deductible expenses, partially offset by the favorable resolution of tax matters in a foreign jurisdiction.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources

At June 30, 2012, the Company had a liquidity position of $194.1 million, consisting of cash and cash equivalents (net of any outstanding checks) of $68.6 million, as well as $125.5 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $10.3 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility. (See also Note 15, “Subsequent Events” to the Consolidated Financial Statements).

Cash Flows

At June 30, 2012, the Company had cash and cash equivalents of $79.8 million, compared with $101.7 million at December 31, 2011. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and June 30, 2011:

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(21.7)	$3.3
Net cash used in investing activities	(8.8)	(44.8)
Net cash provided by financing activities	8.5	11.0
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.3)

Operating Activities

Net cash used in operating activities in the first six months of 2012 was $21.7 million, as compared to net cash provided by operating activities of $3.3 million in the first six months of 2011. As compared to the first six months of 2011, cash used in operating activities in the first six months of 2012 was impacted by unfavorable changes in assets and liabilities primarily due to the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs and other unfavorable changes in working capital, which were partially offset by lower cash interest paid.

Investing Activities

Net cash used in investing activities was $8.8 million and $44.8 million for the first six months of 2012 and 2011, respectively. Net cash used in investing activities for the first six months of 2012 included $8.9 million of cash used for capital expenditures. Net cash used in investing activities for the first six months of 2011 included a cash payment of $39.0 million for the SinfulColors Acquisition (as hereinafter defined) and $5.9 million of cash used for capital expenditures. In March 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”).

Financing Activities

Net cash provided by financing activities was $8.5 million and $11.0 million for the first six months of 2012 and 2011, respectively.

Net cash provided by financing activities for the first six months of 2012 included:

•	a $12.8 million increase in short term borrowings and overdraft;

with the foregoing partially offset by:

•	an aggregate $4.0 million of scheduled amortization payments on the 2011 Term Loan Facility.

Net cash provided by financing activities for the first six months of 2011 included:

•

cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, and net borrowings of $10.0 million under the 2011 Revolving Credit Facility, partially offset by cash used for the repayment of $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility;

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

with the foregoing partially offset by:

•	payment of $3.9 million of the $4.3 million of fees incurred in connection with the 2011 Refinancings.

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

2011 Credit Agreements

For detail regarding the 2011 Credit Agreements, see Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – 2011 Refinancings” in Revlon, Inc.’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of June 30, 2012 and as of December 31, 2011. At June 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $792 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.3 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility was $125.5 million. (See also Note 15, “Subsequent Events” to the Consolidated Financial Statements).

9 3/4% Senior Secured Notes due 2015

For detail regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources - 9 3/4% Senior Secured Notes due 2015” in Revlon, Inc.’s 2011 Form 10-K.

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes indenture as of June 30, 2012.

Senior Subordinated Term Loan

Products Corporation is party to the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes, consisting of (i) the $58.4 million principal amount of the of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

•

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

•

insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) through October 31, 2013 with a prepayment premium based on a formula designed to provide the assignees of the Non-Contributed Loan with the present value, using a discount rate of 75 basis points over U.S. Treasuries, of the principal, premium and interest that would have accrued on the Non-Contributed Loan from any such prepayment date through October 31, 2013 (provided that, pursuant to the loan’s terms (both before and after giving effect to these amendments), no portion of the principal amount of the Non-Contributed Loan may be repaid prior to its October 8, 2014 maturity date unless and until all shares of Revlon, Inc.’s Series A Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full), (ii) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (iii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

•	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Impact of Foreign Currency Translation – Venezuela

During the second quarter and first six months of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At June 30, 2012 and December 31, 2011, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.

Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in stockholders’ deficiency as part of Other Comprehensive Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the second quarter and first six months of 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

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

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the indenture governing Products Corporation’s 9 3/4% Senior Secured Notes and the Amended and Restated Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2012 were $19.4 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $35 million for all of 2012. The Company’s cash taxes paid in the first six months of 2012 were $10.9 million. The Company expects to pay cash taxes of approximately $20 million for all of 2012. The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2012 were $24.3 million and $8.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures for all of 2012 to be approximately $45 million and $25 million, respectively.

The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

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

Revlon, Inc. expects that the payment of the quarterly dividends on its Preferred Stock will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law. Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law. The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2011 Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes indenture.

In accordance with the terms of the certificate of designation of the Preferred Stock, on January 9, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 28, 2011 the regular quarterly dividend in the amount of $0.165569 per share, or $1.5 million in the aggregate, for the period from October 10, 2011 through January 8, 2012. On April 9, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on March 30, 2012 the regular quarterly dividend in the amount of $0.165161 per share, or $1.5 million in the aggregate, for the period from January 9, 2012 through April 8, 2012. On July 9, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on June 29, 2012 the regular quarterly dividend in the amount of $0.165161 per share, or $1.5 million in the aggregate, for the period from April 9, 2012 through July 8, 2012.

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2012, the notional amount and fair value of FX Contracts outstanding was $44.1 million and $(0.8) million, respectively.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2012, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in Revlon, Inc.’s 2011 Form 10-K, other than those entered into in connection with the Amended and Restated Senior Subordinated Term Loan Agreement.

The following reflects the impact of the Amended and Restated Senior Subordinated Term Loan Agreement on the Company’s interest on long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of June 30, 2012	Total	2012 Q3-Q4	2013-2014	2015-2016	After 2016
Interest on long-term debt (a)	$327.5	$40.8	$148.9	$105.8	$32.0
Interest on long-term debt-affiliates	-	-	-	-	-

(a)

Includes interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor on the $58.4 million aggregate principal amount outstanding under the Non-Contributed Loan, which has a maturity date of October 8, 2014.

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

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of Revlon, Inc.’s 2011 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2011. The following tables present the information required by Item 7A as of June 30, 2012:

Interest Rate Sensitivity

Expected Maturity Date for the year ended December 31,

(dollars in millions, except for rate information)

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value June 30, 2012
Debt
Short-term variable rate (various currencies)	$8.5						$8.5	$8.5
Average interest rate (a)	5.7%
Long-term fixed rate – third party ($US)		$48.6(b)		$330.0			378.6	403.8
Average interest rate		12.75%		9.75%
Long-term variable rate – third party ($US)	4.0	8.0	$66.4(c)	8.0	$8.0	$756.0	850.4	842.8
Average interest rate (a)(d)	4.8%	4.8%	8.0%	4.8%	4.8%	4.9%

Total debt	$12.5	$56.6	$66.4	$338.0	$8.0	$756.0	$1,237.5	$1,255.1

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2012.
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

(c)

Includes the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the $58.4 million portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of June 30, 2012 which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash.

(d)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

REVLON, INC. AND SUBSIDIARIES

Exchange Rate Sensitivity

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2012	Fair Value June 30, 2012
Sell Canadian Dollars/Buy USD	0.9707	$18.2	$18.0	$(0.2)
Sell Australian Dollars/Buy USD	0.9818	13.3	12.9	(0.4)
Sell South African Rand/Buy USD	0.1188	6.5	6.4	(0.1)
Buy Australian Dollars/Sell New Zealand Dollars	1.2896	5.0	4.9	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1289	0.9	0.9	-
Sell New Zealand Dollars/Buy USD	0.7734	0.2	0.2	-

Total forward contracts		$44.1	$43.3	$(0.8)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the second quarter and first six months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

(v)

the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including the cash requirements referred to in item (vii) below;

(vi)

the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit;

(vii)

the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, payments in connection with the Company’s purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material) and costs related to litigation; and its estimates of the amount and timing of its operating expenses, insurance premiums, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures and costs related to litigation;

REVLON, INC. AND SUBSIDIARIES

(viii)

matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(ix)

the Company’s plan to efficiently manage working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(x)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xi)

the Company’s expectation that the payment of the quarterly dividends on the Preferred Stock will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes in connection with consummating the 2009 Exchange Offer), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law, and its expectation of paying the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law;

(xii)

the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred through June 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela;

(xiii)

the Company’s expectation and belief that the increase in the effective tax rate will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. and its expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year;

(xiv)

the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; and

(xv)	the Company’s belief that the pending actions are without merit.

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

REVLON, INC. AND SUBSIDIARIES

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

(iii)

unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including difficulties or delays, or higher than expected expenses, including for sales returns, in launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, as well as the unavailability of cash on hand and/or funds under the 2011 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

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

REVLON, INC. AND SUBSIDIARIES

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

(v)

lower than expected operating revenues, cash on hand and/or funds available under the 2011 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (vii) below;

(vi)	the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit;

(vii)

higher than expected operating expenses, insurance premiums, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans and costs related to litigation;

(viii)

interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(ix)	difficulties, delays or the inability of the Company to efficiently manage working capital;

(x)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

(xi)

difficulties, delays or the inability of the Company to pay the quarterly dividends or the liquidation preference on the Preferred Stock, such as due to the unavailability of funds from Products Corporation related to its payments to Revlon, Inc. under the Contributed Loan or the unavailability of sufficient surplus or net profits to make such dividend payments in accordance with Delaware law or the unavailability of sufficient surplus to make such liquidation preference payments in accordance with Delaware law;

(xii)	less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profts lost as a result of the business interruption;

(xiii)

unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets in certain jurisdictions outside of the U.S.;

(xiv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and

(xv)	unanticipated consequences arising from the amended Sullivan complaint, the amended complaint in the Consolidated Action, the amended Garofalo complaint and/or the Smutek complaint.

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

REVLON, INC. AND SUBSIDIARIES

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

In addition to the amended complaints in the Initial Consolidated Action and the Sullivan action, on December 21, 2009, certain of Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes were named as defendants in a purported class action filed in the Chancery Court by Edward Gutman. Also on December 21, 2009, a second purported class action was filed in the Chancery Court against certain of Revlon, Inc.’s current directors and a former director by Lawrence Corneck. The Gutman and Corneck actions make allegations similar to those in the amended complaints in the Sullivan action and the Initial Consolidated Action. On January 15, 2010, the Chancery Court consolidated the Gutman and Corneck actions with the Initial Consolidated Action (the Initial Consolidated Action, as consolidated with the Gutman and Corneck actions, is hereafter referred to as the “Consolidated Action”). A briefing schedule was then set to determine the leadership structure for plaintiffs in the Consolidated Action.

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

REVLON, INC. AND SUBSIDIARIES

On May 25, 2010, plaintiffs’ counsel in the Consolidated Action filed an amended complaint alleging breaches of fiduciary duties arising out of the Exchange Offer and that defendants should have disclosed in the Company’s Offer to Exchange information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 10, 2012, plaintiffs’ counsel filed a motion for class certification. Briefing on that motion is not yet complete. Merits discovery is proceeding in the Consolidated Action.

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., certain of Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. Briefing is now complete on the motions to dismiss and motion to amend and defendants have requested oral argument. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and have agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement has also been reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until December 21, 2012, so that the plaintiff can participate in the merits discovery in the Consolidated Action.

On May 11, 2010, a purported derivative action was filed in the U.S. District Court for the District of Delaware by Richard Smutek, derivatively and on behalf of Revlon, Inc. against Revlon, Inc.’s then current directors and MacAndrews & Forbes alleging breach of fiduciary duty in allowing the Exchange Offer to proceed and failing to disclose in the Offer to Exchange certain information related to the Company’s financial results for the fiscal quarter ended September 30, 2009. On August 16, 2010, defendants moved to dismiss the complaint. Briefing on defendants’ motions to dismiss was completed on December 10, 2010. Thereafter, the parties requested oral argument on the motions to dismiss. The motions to dismiss are currently pending. On September 27, 2010, plaintiff filed a motion to compel discovery. In response, defendants moved to strike plaintiff’s motion to compel discovery or, in the alternative, for an extension of time for defendants to respond to plaintiff’s motion. On October 17, 2011, the U.S. District Court for the District of Delaware denied plaintiff’s motion to compel and granted defendants’ motion to strike.

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

Although the Company continues to dispute the allegations in the pending actions and believes them to be without merit, on June 21, 2012, without admitting any liability, Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes (collectively, the “Defendants”) entered into a binding Memorandum of Understanding (“MOU”) with Fidelity Management & Research Company (“FMR Co.”) and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC (collectively, “Fidelity”), which through various funds and management agreements controlled the largest block of shares to participate in the Exchange Offer, to settle potential claims Fidelity could have as a potential member of the classes that plaintiffs seek to certify in the pending actions. The Company publicly disclosed the material terms of the MOU by filing a Current Report on Form 8-K with the SEC on June 21, 2012.

Fidelity executed the MOU on behalf of 6,111,879 shares (the “Fidelity Controlled Shares”) out of the 6,933,526 shares (the “Fidelity Shares”) of the Company’s Class A Common Stock that Fidelity exchanged in the Exchange Offer, and pursuant to the terms of the MOU, the remaining 821,647 shares agreed on July 12, 2012, to participate in the settlement. As part of the settlement, Fidelity agreed, among other things, to accept a cash payment from Defendants of $22.5 million (the “Fidelity Settlement Amount”), which

REVLON, INC. AND SUBSIDIARIES

amount will be paid from insurance proceeds, in exchange for Fidelity’s opting out with respect to the Fidelity Shares of any purported class action related to the Exchange Offer and Fidelity’s release of all related potential claims. On July 20, 2012, Fidelity and the Defendants executed a final Stipulation and Settlement Agreement (the “Stipulation”) the terms of which are substantively identical to the terms of the MOU. The Stipulation supersedes the MOU. In addition, on July 17, 2012, the Defendants entered into a binding MOU with two additional stockholders who collectively exchanged 310,690 shares in the Exchange Offer, the terms of which are substantively identical to the settlement with Fidelity and call for the payment of $1 million, in the aggregate, to the two stockholders. The $1 million payment will also be paid from insurance proceeds.

The Company has recorded a charge and corresponding income from insurance proceeds related to the Company’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Statement of Income for the period. There can be no assurance as to the amount, if any, of additional insurance proceeds that the Company may receive in connection with its defense or resolution of the pending actions. In any event, at least $5 million of future payments by the Defendants relating to these matters, including expenses, will not be covered by insurance.

The Defendants have also agreed with Fidelity and the two additional stockholders that, in the event a settlement is reached with the purported class plaintiffs, or an award of damages is issued following a trial in any of the pending actions, and that settlement amount or damage award exceeds the existing settlement amounts on a per share basis, the settling parties would each receive additional consideration subject to certain parameters.

The Company continues to believe the allegations in the pending actions are without merit but is engaged in discussions regarding settlement of the pending actions. The Company has recorded an additional charge of $6.7 million in the second quarter of 2012 with respect to the Company’s estimated costs of resolving the pending litigations with the purported class plaintiffs, including the Company’s estimate of any additional payment by it to the settling stockholders. This additional charge is included within selling, general and administrative expenses in the Company’s Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012.

The settlements with Fidelity and the two additional stockholders have no effect on the pending actions other than to eliminate them from any future certified class.

Item 1A. Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in Revlon, Inc.’s 2011 Form 10-K.

Item 6. Exhibits

10.1

Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and between Products Corporation, as the borrower, and MacAndrews & Forbes, as the initial lender (incorporated by reference to Exhibit 10.1 to Product Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012).

10.2

Administrative Letter Agreement in connection with the Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and among Products Corporation, as the borrower, MacAndrews & Forbes, as the initial lender and Citibank, N.A., as the administrative agent for the Non-Contributed Loan (incorporated by reference to Exhibit 10.2 to Products Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2012).

REVLON, INC. AND SUBSIDIARIES

*10.3

Stipulation and Agreement of Compromise, Settlement and Release, dated as of July 20, 2012, by and among Fidelity Management & Research Company and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC, on behalf of certain managed mutual funds and other accounts, on the one hand, and Ronald O. Perelman, Barry F. Schwartz, David L. Kennedy, Alan T. Ennis, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg, Ann D. Jordan, Debra L. Lee, Tamara Mellon, Kathi P. Seifert, Revlon, Inc. and MacAndrews & Forbes, on the other hand (Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Revlon, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to this omitted information).

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated July 31, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated July 31, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated July 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated July 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed	herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2012

REVLON, INC.

Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono
Steven Berns	Gina M. Mastantuono
Executive Vice President and	Senior Vice President,
Chief Financial Officer	Corporate Controller and
Chief Accounting Officer