Form 10-Q
period 2012-09-30
REVLON INC /DE/
filed 2012-10-25
CIK 887921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 49,231,798 shares of Class A Common Stock, 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Series A Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON, INC. AND SUBSIDIARIES

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45.2	$101.7
Trade receivables, less allowance for doubtful accounts of $4.3 and $3.2 as of September 30, 2012 and December 31, 2011, respectively	195.7	212.0
Inventories	143.4	111.0
Deferred income taxes – current	49.8	49.8
Prepaid expenses and other	56.1	44.2

Total current assets	490.2	518.7
Property, plant and equipment, net	99.9	98.9
Deferred income taxes – noncurrent	211.4	232.1
Goodwill	217.7	194.7
Other assets	164.4	112.7

Total assets	$1,183.6	$1,157.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$8.3	$5.9
Current portion of long-term debt	8.0	8.0
Accounts payable	102.7	89.8
Accrued expenses and other	266.5	231.7

Total current liabilities	385.5	335.4
Long-term debt	1,160.8	1,107.0
Long-term debt – affiliates	—	58.4
Redeemable preferred stock	48.3	48.4
Long-term pension and other post-retirement plan liabilities	216.6	245.5
Other long-term liabilities	53.1	55.3
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 49,986,651 shares issued as of September 30, 2012 and December 31, 2011	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 3,125,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	1,015.1	1,014.1
Treasury stock, at cost: 754,853 and 671,271 shares of Class A Common Stock as of September 30, 2012 and December 31, 2011, respectively	(9.8)	(8.6)
Accumulated deficit	(1,493.4)	(1,498.0)
Accumulated other comprehensive loss	(193.1)	(200.9)

Total stockholders’ deficiency	(680.7)	(692.9)

Total liabilities and stockholders’ deficiency	$1,183.6	$1,157.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$347.0	$337.2	$1,034.8	$1,021.6
Cost of sales	127.0	123.1	367.1	358.3

Gross profit	220.0	214.1	667.7	663.3
Selling, general and administrative expenses	179.9	169.3	540.5	526.0
Restructuring charges	21.0	—	21.0	—

Operating income	19.1	44.8	106.2	137.3

Other expenses, net:
Interest expense	19.9	20.4	59.5	64.7
Interest expense – preferred stock dividends	1.6	1.6	4.8	4.8
Amortization of debt issuance costs	1.3	1.3	3.9	4.1
Loss on early extinguishment of debt, net	—	—	—	11.3
Foreign currency (gains) losses, net	(0.1)	(0.9)	2.0	2.4
Miscellaneous, net	(0.1)	0.2	0.2	1.2

Other expenses, net	22.6	22.6	70.4	88.5

(Loss) income from continuing operations before income taxes	(3.5)	22.2	35.8	48.8
Provision for income taxes	11.5	22.1	31.6	32.4

(Loss) income from continuing operations, net of taxes	(15.0)	0.1	4.2	16.4
Income from discontinued operations, net of taxes	—	—	0.4	0.6

Net (loss) income	$(15.0)	$0.1	$4.6	$17.0

Other comprehensive (loss) income:
Currency translation adjustment, net of tax of $(0.7) and nil for the three months ended September 30, 2012 and 2011, respectively, and $0.7 and nil for the nine months ended September 30, 2012 and 2011, respectively	(1.9)	(8.9)	0.3	(8.7)
Amortization of pension related costs, net of tax of $(0.2) and $(0.5) for the three months ended September 30, 2012 and 2011, respectively, and $(0.7) and $(1.5) for the nine months ended September 30, 2012 and 2011, respectively	1.8	0.9	7.5	2.7

Other comprehensive (loss) income	(0.1)	(8.0)	7.8	(6.0)

Total comprehensive (loss) income	$(15.1)	$(7.9)	$12.4	$11.0

Basic (loss) income per common share:
Continuing operations	(0.29)	—	0.08	0.31
Discontinued operations	—	—	0.01	0.01

Net (loss) income	$(0.29)	$—	$0.09	$0.32

Diluted (loss) income per common share:
Continuing operations	(0.29)	—	0.08	0.31
Discontinued operations	—	—	0.01	0.01

Net (loss) income	$(0.29)	$—	$0.09	$0.32

Weighted average number of common shares outstanding:
Basic	52,356,641	52,182,848	52,345,895	52,170,839

Diluted	52,356,641	52,345,857	52,356,911	52,319,654

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(dollars in millions)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2012	$0.5	$1,014.1	$(8.6)	$(1,498.0)	$(200.9)	$(692.9)
Treasury stock acquired, at cost(a)			(1.2)			(1.2)
Stock-based compensation amortization		0.3				0.3
Excess tax benefits from stock-based compensation		0.7				0.7
Net income				4.6		4.6
Other comprehensive income(b)					7.8	7.8

Balance, September 30, 2012	$0.5	$1,015.1	$(9.8)	$(1,493.4)	$(193.1)	$(680.7)

(a)

Pursuant to the share withholding provisions of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate of 83,582 shares of Revlon, Inc. Class A Common Stock during the first nine months of 2012 to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $14.20, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the respective vesting dates, for a total of $1.2 million.

(b)

See Note 9, “Accumulated Other Comprehensive Loss,” in this Form 10-Q regarding the changes in the accumulated balances for each component of accumulated other comprehensive loss during the first nine months of 2012.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4.6	$17.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.4)	(0.6)
Depreciation and amortization	48.4	45.3
Amortization of debt discount	1.6	2.0
Stock compensation amortization	0.3	1.7
Provision for deferred income taxes	22.8	17.1
Loss on early extinguishment of debt, net	—	11.3
Amortization of debt issuance costs	3.9	4.1
Loss on sale of certain assets	0.2	—
Pension and other post-retirement expense	4.1	3.9
Change in assets and liabilities:
Decrease in trade receivables	16.5	8.1
Increase in inventories	(32.6)	(29.4)
Increase in prepaid expenses and other current assets	(13.2)	(4.0)
Increase in accounts payable	2.3	2.0
Increase in accrued expenses and other current liabilities	35.3	2.4
Pension and other post-retirement plan contributions	(26.8)	(28.7)
Purchases of permanent displays	(31.2)	(28.2)
Other, net	(17.9)	(3.8)

Net cash provided by operating activities	17.9	20.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.8)	(9.6)
Business acquisition	(66.2)	(39.0)
Proceeds from the sale of certain assets	0.6	0.2

Net cash used in investing activities	(80.4)	(48.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	12.5	10.0
Repayments under the 2010 Term Loan Facility	—	(794.0)
Borrowings under the 2011 Term Loan Facility	—	796.0
Repayments under the 2011 Term Loan Facility	(6.0)	(2.0)
Payment of financing costs	(0.1)	(4.2)
Other financing activities	(0.7)	(1.2)

Net cash provided by financing activities	5.7	4.6

Effect of exchange rate changes on cash and cash equivalents	0.3	(3.2)

Net decrease in cash and cash equivalents	(56.5)	(26.8)
Cash and cash equivalents at beginning of period	101.7	76.7

Cash and cash equivalents at end of period	$45.2	$49.9

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$57.5	$66.4
Preferred stock dividends	4.6	4.6
Income taxes, net of refunds	13.8	14.0
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$1.2	$1.4

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

For the third quarter and first nine months of 2012, the Company incurred business interruption losses of $1.7 million and $2.8 million, respectively, related to the fire. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June through September 30, 2011, the Company incurred business interruption losses of $6.1 million related to the fire, for total losses of $11.0 million incurred in the first nine months of 2011. The business interruption losses incurred in the nine months ended September 30, 2012 and 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through September 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the Venezuela fire ended on October 2, 2012.

During the third quarter and first nine months of 2012, the Company received interim advances of $1.5 million and $4.5 million, respectively, from its insurance carrier in connection with the fire, for total cumulative receipts of $24.2 million received from the date of the fire through September 30, 2012. During the third quarter and first nine months of 2012, the Company recognized $1.7 million and $2.8 million, respectively, of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the third quarter and first nine months of 2011, the Company recognized $6.1 million and $11.0 million, respectively, of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within selling, general and administrative (“SG&A”) expenses in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $6.8 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

For insurance purposes, an assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

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

Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU No. 2011-04 modifies ASC 820 to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, ASU No. 2011-04 provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. ASU No. 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company adopted ASU No. 2011-04 beginning January 1, 2012 and such adoption did not have a material impact on the Company’s results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU No. 2011-05 unaffected. The Company adopted ASU No. 2011-05 and ASU No. 2011-12 beginning January 1, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement.

2. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$0.4	$0.4	$—	$—
Interest cost	7.5	8.1	0.1	0.2
Expected return on plan assets	(8.8)	(8.7)	—	—
Amortization of actuarial loss	2.0	1.3	0.1	—

	1.1	1.1	0.2	0.2
Portion allocated to Revlon Holdings LLC	—	(0.1)	—	—

	$1.1	$1.0	$0.2	$0.2

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit costs for the Company’s pension and the other post-retirement benefit plans for the first nine months of 2012 and 2011 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net periodic benefit costs:
Service cost	$1.2	$1.0	$—	$—
Interest cost	22.5	24.3	0.5	0.6
Expected return on plan assets	(26.4)	(26.2)	—	—
Amortization of actuarial loss	6.1	4.0	0.2	0.2

	3.4	3.1	0.7	0.8
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—

	$3.3	$3.0	$0.7	$0.8

In the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, the Company recognized slightly higher net periodic benefit costs primarily due to the decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011. The Company expects that its net periodic benefit costs for its pension and the other post-retirement benefit plans will be approximately $5 million for all of 2012, comparable to the $5 million cost in 2011.

During the third quarter of 2012, $7.2 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2012, $26.2 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $30 million in the aggregate to its pension plans and other post-retirement benefit plans for all of 2012.

Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Revlon, Inc.’s 2011 Form 10-K.

3. BUSINESS ACQUISITION

On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). The Company paid $66.2 million of total consideration for the Pure Ice Acquisition in cash, comprised of $45.0 million cash on hand and $21.2 million drawn under Products Corporation’s 2011 Revolving Credit Facility. The results of operations related to the Pure Ice Acquisition are included in the Company’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material. As of September 30, 2012, there were no outstanding borrowings under Products Corporation’s 2011 Revolving Credit Facility (excluding $10.4 million of outstanding undrawn letters of credit).

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company accounted for the Pure Ice Acquisition as a business combination during the third quarter of 2012 and, accordingly, the total consideration of $66.2 million has been recorded on a preliminary basis based on the respective estimated fair values of the net assets acquired at July 2, 2012 as follows:

Intangible assets	$43.1
Goodwill	23.1

Total consideration	$66.2

Goodwill of $23.1 million represents the excess of cost over the fair value of intangible assets acquired. Factors contributing to the purchase price resulting in the recognition of goodwill include the strength of the Pure Ice brand in key retailers in the U.S. Both the intangible assets acquired and goodwill are expected to be deductible for income tax purposes. The intangible assets acquired by major asset category are as follows:

	Fair Values at July 2, 2012	Weighted Average Useful Life (in years)
Customer Relationship	$33.3	19
Trademarks and Trade Names	9.8	10

Total	$43.1

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed in the Pure Ice Acquisition. As a result, the fair value of the net assets acquired is provisional pending completion of the final valuation of such net assets.

4. RESTRUCTURING CHARGES

During the third quarter of 2012, the Company recorded charges totaling $24.1 million related to the restructuring that the Company announced in September 2012 (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which will be effective in the fourth quarter of 2012. Certain of the actions are subject to consultations with employees, works councils or unions, and government authorities. Of the $24.1 million charge: (a) $21.0 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.1 million is recorded in cost of goods sold; and (d) $0.4 million is recorded in SG&A expenses.

The Company expects to recognize approximately $1.0 million in additional charges for a total of approximately $25 million in charges related to the September 2012 Program. Of the total expected charge of $25 million, approximately $23 million will be cash that is expected to be paid over the next eighteen months.

Details of the activities described above during the first nine months of 2012 are as follows:

	Balance as of January 1, 2012	Expenses (Income), Net	Utilized, Net		Balance as of September 30, 2012
			Cash	Noncash
Employee severance and other personnel benefits:
September 2012 Program	$—	$19.6	$(0.1)	$—	$19.5

Other:
September 2012 Program	—	1.4	(0.5)	—	0.9
Other Programs	1.0	—	(0.5)	—	0.5

Total restructuring charges	$1.0	$21.0	$(1.1)	$—	$20.9

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5. INVENTORIES

	September 30, 2012	December 31, 2011
Raw materials and supplies	$48.3	$37.9
Work-in-process	12.0	8.1
Finished goods	83.1	65.0

	$143.4	$111.0

6. ACCRUED EXPENSES AND OTHER

	September 30, 2012	December 31, 2011
Sales returns and allowances	$73.3	$85.4
Advertising and promotional costs	42.6	32.2
Compensation and related benefits	51.3	52.0
Restructuring charges	20.9	0.6
Interest	17.0	16.5
Taxes	14.6	15.6
Other	46.8	29.4

	$266.5	$231.7

7. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	September 30, 2012	December 31, 2011
2011 Term Loan Facility due 2017, net of discounts (a)	$782.6	$787.6
2011 Revolving Credit Facility due 2016 (a)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts (b)	327.8	327.4
Amended and Restated Senior Subordinated Term Loan due 2014 (c)	58.4	—
Senior Subordinated Term Loan due 2014 (c)	—	58.4

	1,168.8	1,173.4
Less current portion	(8.0)	(8.0)

	1,160.8	1,165.4

Redeemable Preferred Stock (d)	48.3	48.4

	$1,209.1	$1,213.8

(a)

During the second quarter of 2011, Products Corporation consummated the refinancing of (i) its term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility’) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”), and (ii) its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”). See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Products Corporation’s 2011 Credit Agreements.
(b)

See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Products Corporation’s 9 3/4% Senior Secured Notes which mature on November 15, 2015 (the “9 3/4% Senior Secured Notes”).

(c)

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan (as hereinafter defined) to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Recent Debt Transactions” below for further discussion.

(d)

See Note 9, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2011 Form 10-K for certain details regarding Revlon, Inc.’s redeemable Preferred Stock (as hereinafter defined) and Note 11, “Fair Value Measurements” in this Form 10-Q, regarding the Change of Control Amount (as hereinafter defined) related to Revlon, Inc.’s Preferred Stock.

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

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

•

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

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

Covenants

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement as of September 30, 2012. At September 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $790.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $126.4 million. (See also Note 3, “Business Acquisition”).

8. BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE

Shares used in basic (loss) earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. For the three and nine months ended September 30, 2012 and 2011, all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic (loss) earnings per share in the future were excluded from the calculation of diluted (loss) earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the NYSE closing price of the Class A Common Stock at all times during these periods.

For the three months ended September 30, 2012 and 2011, 121 and 97,799 weighted average shares, respectively, of unvested restricted stock that could potentially dilute basic (loss) earnings per share in the future were excluded from the calculation of diluted (loss) earnings per common share as their effect would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 4,465 and 136,286 weighted average shares, respectively, of unvested restricted stock that could potentially dilute basic (loss) earnings per share in the future were excluded from the calculation of diluted (loss) earnings per common share as their effect would be anti-dilutive.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
(Loss) Income from continuing operations	$(15.0)	$0.1	$4.2	$16.4
Income from discontinued operations	—	—	0.4	0.6

Net income	$(15.0)	$0.1	$4.6	$17.0

Denominator:
Weighted average common shares outstanding – Basic	52,356,641	52,182,848	52,345,895	52,170,839
Effect of dilutive restricted stock	—	163,009	11,016	148,815

Weighted average common shares outstanding – Diluted	52,356,641	52,345,857	52,356,911	52,319,654

Basic (loss) earnings per share:
Continuing operations	$(0.29)	$—	$0.08	$0.31
Discontinued operations	—	—	0.01	0.01

Net (loss) income	$(0.29)	$—	$0.09	$0.32

Diluted (loss) earnings per share:
Continuing operations	$(0.29)	$—	$0.08	$0.31
Discontinued operations	—	—	0.01	0.01

Net (loss) income	$(0.29)	$—	$0.09	$0.32

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of September 30, 2012 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2012	$24.8	$(225.6)	$(0.1)		$(200.9)
Currency translation adjustment, net of tax of $0.7	0.3	—	—		0.3
Amortization of pension related costs, net of tax of $(0.7) (a)	—	7.5	—		7.5

Other comprehensive income	0.3	7.5	—		7.8

Balance September 30, 2012	$25.1	$(218.1)	$(0.1)	$	$(193.1)

(a)

The amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses during the first nine months of 2012 related to the Company’s pension and other post-retirement benefit plans. Also included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

10. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. As of September 30, 2012, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Geographic area:
Net sales:
United States	$192.0	55%	$184.7	55%	$580.6	56%	$565.8	55%
Outside of the United States	155.0	45%	152.5	45%	454.2	44%	455.8	45%

	$347.0		$337.2		$1,034.8		$1,021.6

	September 30, 2012		December 31, 2011
Long-lived assets, net:
United States	$433.1	90%	$357.8	88%
Outside of the United States	48.9	10%	48.5	12%

	$482.0		$406.3

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Classes of similar products:
Net sales:
Color cosmetics	$225.0	65%	$206.8	61%	$680.0	66%	$649.1	64%
Beauty care and fragrance	122.0	35%	130.4	39%	354.8	34%	372.5	36%

	$347.0		$337.2		$1,034.8		$1,021.6

11. FAIR VALUE MEASUREMENTS

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”) are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivatives:
FX Contracts(a)	$0.9	$—	$0.9	$—

Total liabilities at fair value	$0.9	$—	$0.9	$—

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts and the Change of Control Amount (as hereinafter defined) associated with Revlon, Inc.’s Series A Preferred Stock, par value $0.01 per share (“Preferred Stock”), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities
Derivatives:
FX Contracts(a)	$0.8	$—	$0.8	$—
Change of Control Amount (Preferred Stock)(b)	0.2	—	—	0.2

Total liabilities at fair value	$1.0	$—	$0.8	$0.2

(a)

The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at September 30, 2012 and December 31, 2011. (See Note 12, “Financial Instruments,” in this Form 10-Q).

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

•

Change of Control Amount: Holders of the Preferred Stock are entitled to receive upon a change of control transaction (as defined in the certificate of designation of the Preferred Stock) through October 8, 2012, a pro rata portion of the equity value received in such transaction, capped at an amount that would provide aggregate cash payments of $12.00 per share over the term of the Preferred Stock. If the equity value received in the change of control transaction is greater than or equal to $12.00 per share, then each holder of Preferred Stock will be entitled to receive an amount equal to $12.00 minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction is less than $12.00, then each holder of Preferred Stock is entitled to receive an amount equal to such per share equity value minus the Liquidation Preference minus any paid and/or accrued and unpaid dividends on the Preferred Stock. If the per share equity value received in the change of control transaction does not exceed the Liquidation Preference plus any paid and/or accrued and unpaid dividends, then each holder of the Preferred Stock is not entitled to an additional payment upon any such change of control transaction (the foregoing payments being the “Change of Control Amount”). The fair value of the Change of Control Amount of the Preferred Stock, which was deemed to be a Level 3 liability, is based on the Company’s assessment of the likelihood of the occurrence of specified change of control transactions within three years of the consummation of the 2009 Exchange Offer. As of October 8, 2012, holders of the Preferred Stock are no longer entitled to receive the Change of Control Amount as three years have passed without the occurrence of a change of control transaction. Accordingly, the Company reversed the liability for the Change of Control Amount of $0.2 million which was included as income in miscellaneous, net in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012.

As of September 30, 2012, the fair values of the Company’s financial liabilities not measured at fair value but for which disclosure of fair value is required, namely its long-term debt, including the current portion of long-term debt, and Preferred Stock, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Liabilities:
Long-term debt, including current portion	$1,194.0	$—	$1,194.0	$—
Preferred Stock	49.3	—	49.3	—

Total liabilities at fair value	$1,243.3	$—	$1,243.3	$—

The fair value of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of such debt and Preferred Stock at September 30, 2012 was approximately $1,243.3 million, which was more than the carrying value of such debt and Preferred Stock at September 30, 2012 of $1,217.1 million. The estimated fair value of such debt and Preferred Stock at December 31, 2011 was approximately $1,240.6 million, which was more than the carrying value of such debt and Preferred Stock at December 31, 2011 of $1,221.8 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

12. FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.4 million and $11.1 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2012 and December 31, 2011, respectively. Included in these amounts is approximately $8.7 million and $9.1 million at September 30, 2012 and December 31, 2011, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows.

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The U.S. dollar notional amount of the FX Contracts outstanding at September 30, 2012 and December 31, 2011 was $47.3 million and $58.4 million, respectively.

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

Quantitative Information – Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in Consolidated Balance Sheet:

	Assets			Liabilities
	Balance Sheet Classification	September 30, 2012 Fair Value	December 31, 2011 Fair Value	Balance Sheet Classification	September 30, 2012 Fair Value	December 31, 2011 Fair Value
Derivatives not designated as hedging instruments:
FX Contracts (a)	Prepaid expenses and other	$—	$0.2	Accrued expenses	$0.9	$0.8

(a)

The fair values of the FX Contracts at September 30, 2012 and December 31, 2011 were determined by using observable market transactions of spot and forward rates at September 30, 2012 and December 31, 2011, respectively.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) Effects of Derivative Financial Instruments on income for the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
FX Contracts	$(0.9)	$2.3	$(2.0)	$0.5

13. INCOME TAXES

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

For the third quarter of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $11.5 million and $22.1 million, respectively. The $10.6 million decrease in the provision for income taxes was primarily attributable to decreased pre-tax income and the absence of various discrete items that in the aggregate negatively affected the provision for income taxes in the third quarter of 2011 and did not recur in the third quarter of 2012.

For the first nine months of 2012 and 2011, the Company recorded a provision for income taxes for continuing operations of $31.6 million and $32.4 million, respectively. The $0.8 million decrease in the provision for income taxes was primarily attributable to decreased pre-tax income.

The effective tax rate for the three and nine months ended September 30, 2012 is higher than the federal statutory rate of 35% due principally to: (a) the impact of certain expenses for which there is no tax benefit recognized and the impact of certain non-deductible expenses primarily related to the restructuring charges and the litigation loss contingency recorded during the third quarter and first nine months of 2012 (see Note 4, “Restructuring Charges” and Note 14, “Contingencies” in this Form 10-Q); (b) foreign dividends and earnings taxable in the U.S.; and (c) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the third quarter and first nine months of 2012; partially offset by various discrete items, including the favorable resolution of tax matters in certain foreign jurisdictions.

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, South Africa for tax years ended December 31, 2008 through December 31, 2010, Australia for tax years ended December 31, 2008 through December 31, 2011 and the U.S. (federal) for tax years ended December 31, 2009 through December 31, 2011.

14. CONTINGENCIES

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

As previously announced, on October 8, 2009, the Company consummated its voluntary exchange offer in which, among other things, Revlon, Inc. issued to stockholders who elected to exchange shares (other than MacAndrews & Forbes) 9,336,905 shares of its Preferred Stock in exchange for the same number of shares of Revlon, Inc. Class A Common Stock tendered in the Exchange Offer (the “Exchange Offer”). On April 24, 2009, May 1, 2009, May 5, 2009 and May 12, 2009, respectively, four purported class actions were filed by each of Vern Mercier, Arthur Jurkowitz, Suri Lefkowitz and T. Walter Heiser in the Court of Chancery of the State of Delaware (the “Chancery Court”). On May 4, 2009, a purported class action was filed by Stanley E. Sullivan in the Supreme Court of New York, New York County. Each such lawsuit was brought against Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes, and challenged a merger proposal which MacAndrews & Forbes made on April 13, 2009, which would have resulted in MacAndrews & Forbes and certain of its affiliates owning 100% of Revlon, Inc.’s outstanding Common Stock (in lieu of consummating such merger proposal, the Company consummated the aforementioned Exchange Offer). Each action sought, among other things, to enjoin the proposed merger transaction. On June 24, 2009, the Chancery Court consolidated the four Delaware actions (the “Initial Consolidated Action”), and appointed lead counsel for plaintiffs. As announced on August 10, 2009, an agreement in principle was reached to settle the Initial Consolidated Action, as set forth in a Memorandum of Understanding (as amended in September 2009, the “2009 Settlement Agreement”).

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange for the Exchange Offer information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the 2009 Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the 2009 Settlement Agreement.

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

On March 16, 2010, after hearing oral argument on the leadership issue, the Chancery Court changed the leadership structure for plaintiffs in the Consolidated Action. Thereafter, newly appointed counsel for the plaintiffs in the Consolidated Action and the defendants agreed that the defendants would withdraw their motion to enforce the 2009 Settlement Agreement and that merits discovery would proceed. Defendants agreed not to withdraw any of the concessions that had been provided to the plaintiffs as part of the 2009 Settlement Agreement.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

On May 25, 2010, plaintiffs’ counsel in the Consolidated Action filed an amended complaint alleging breaches of fiduciary duties arising out of the Exchange Offer and that defendants should have disclosed in the Company’s Offer to Exchange information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 10, 2012, plaintiffs’ counsel filed a motion for class certification. Briefing on that motion was not completed. Merits discovery proceeded in the Consolidated Action.

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., certain of Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. Briefing is complete on the motions to dismiss and motion to amend and defendants requested oral argument. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement was also reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until December 21, 2012, so that the plaintiff could participate in the merits discovery in the Consolidated Action.

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

Plaintiffs in each of these actions sought, among other things, an award of damages and the costs and disbursements of such actions, including a reasonable allowance for the fees and expenses of each such plaintiff’s attorneys and experts. Because the Smutek action is styled as a derivative action on behalf of the Company, any award of damages, costs and disbursements would be made to and for the benefit of the Company.

Although the Company disputes the allegations in the pending actions and believes them to be without merit, on June 21, 2012, without admitting any liability, Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes (collectively, “Defendants”) entered into a binding Memorandum of Understanding (“MOU”) with Fidelity Management & Research Company (“FMR Co.”) and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC (collectively, “Fidelity”), which through various funds and management agreements controlled the largest block of shares to participate in the Exchange Offer, to settle potential claims Fidelity could have as a potential member of the classes that plaintiffs seek to certify in the pending actions.

Fidelity executed the MOU on behalf of 6,111,879 shares (the “Fidelity Controlled Shares”) out of the 6,933,526 shares (the “Fidelity Shares”) of the Company’s Class A Common Stock that Fidelity exchanged in the Exchange Offer, and pursuant to the terms of the MOU, the remaining 821,647 shares agreed on July 12, 2012, to

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

participate in the settlement. As part of the settlement, Fidelity agreed, among other things, to accept a cash payment from Defendants of $22.5 million (the “Fidelity Settlement Amount”), which amount was subsequently paid from insurance proceeds in July 2012, in exchange for Fidelity’s opting out with respect to the Fidelity Shares of any purported class action related to the Exchange Offer and Fidelity’s release of all related potential claims. On July 20, 2012, Fidelity and the Defendants executed a final Stipulation and Settlement Agreement (the “Stipulation”) the terms of which are substantively identical to the terms of the MOU. The Stipulation supersedes the MOU. In addition, on July 17, 2012, the Defendants entered into a binding MOU with two additional stockholders who collectively exchanged 310,690 shares in the Exchange Offer, the terms of which are substantively identical to the settlement with Fidelity and call for the payment of $1 million, in the aggregate, to the two stockholders. In August 2012, Defendants and the two additional stockholders executed a final Stipulation and Settlement Agreement which supersedes, and is substantively identical to, the MOU. The $1 million payment was subsequently paid from insurance proceeds in August 2012.

In the second quarter of 2012, the Company recorded a charge and corresponding income from insurance proceeds related to the Company’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Statement of Operations and Comprehensive (Loss) Income for the second quarter of 2012.

The Defendants also agreed with Fidelity and the two additional stockholders (together, the “settling stockholders”) that, in the event a settlement is reached with the purported class action plaintiffs, or an award of damages is issued following a trial in any of the actions, and that settlement amount or damage award exceeds the settlement amounts on a per share basis received by the settling stockholders, the settling stockholders would each receive additional consideration subject to certain parameters. The agreements with the settling stockholders are not subject to court approval and have no effect on the actions other than to exclude the settling stockholders from any certified class.

Although the Company continues to believe it has meritorious defenses to the asserted claims in the actions, the Defendants and plaintiffs agreed to the terms of a settlement and on October 8, 2012, executed settlement agreements that, if approved by the courts to which they are presented, will resolve all claims in all of the actions (the “Settlement”).

The Settlement provides that the Defendants will make net cash payments totaling approximately $9.2 million to settle all of the actions, and full and complete releases will be provided to Defendants from all plaintiffs. If approved by the courts, the Settlement will also result in additional payments to the settling stockholders totaling approximately $4.2 million, of which approximately $4 million will be paid to Fidelity.

As previously disclosed in the Q2 2012 Form 10-Q, in the second quarter of 2012, the Company recorded a charge of $6.7 million with respect to the Company’s then-estimated costs of resolving the actions, including the Company’s estimate at that time of additional payments to be made to the settling stockholders. In addition to the charge of $6.7 million it recorded in the second quarter of 2012, the Company has recorded an additional charge of $2.2 million in the third quarter of 2012 in connection with payments to be made by the Company as a result of the Settlement and the additional payments to be made to the settling stockholders. This additional charge is included within SG&A expenses in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012.

There can be no assurance as to the amount, if any, of additional insurance proceeds that the Company may receive in connection with its resolution of the actions. In any event, at least $5 million of future payments to be made by the Defendants relating to these matters, including expenses, will not be covered by insurance.

The Settlement is subject to court approval.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

15. RELATED PARTY TRANSACTIONS

Senior Subordinated Term Loan

For a description of transactions with MacAndrews & Forbes in 2012 in connection with the Senior Subordinated Term Loan, including MacAndrews & Forbes assigning its interest in the Non-Contributed Loan to various third parties, see Note 7, “Long Term Debt and Redeemable Preferred Stock” in this Form 10-Q.

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2012 was $3.3 million, which primarily includes $18.0 million of costs incurred by the Company that were reimbursed by MacAndrews & Forbes from proceeds received from the D&O Insurance Program, partially offset by a $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the 5-year renewal of the D&O Insurance Program (for the period from January 31, 2012 through January 31, 2017). As of September 30, 2012, a $0.6 million receivable from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2011 was $0.3 million.

Fidelity Stockholders Agreement

In connection with the 2004 Revlon Exchange Transactions, Revlon, Inc. and Fidelity Management & Research Co. (“Fidelity”), a wholly-owned subsidiary of FMR LLC (“FMR”), entered into a stockholders agreement (the “Fidelity Stockholders Agreement”) pursuant to which, among other things, Revlon, Inc. (i) agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; (ii) established and maintains its Nominating and Corporate Governance Committee of the Board of Directors; and (iii) agreed to certain restrictions with respect to its conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Fidelity Stockholders Agreement terminates, by its terms, when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock. In November 2009, affiliates of Fidelity filed a Schedule 13G/A with the SEC disclosing that they ceased to own any shares of Class A Common Stock. In 2010, Fidelity advised the Company that, as of the April 8, 2010 record date for Revlon, Inc.’s 2010 Annual Stockholders’ Meeting, FMR (singly or together with other affiliates of Fidelity) owned 8,233,526 shares of Revlon, Inc.’s outstanding Class A common stock and Revlon, Inc.’s Series A Preferred Stock, in the aggregate, representing approximately 9.2% of Revlon, Inc.’s issued and outstanding shares of voting capital stock at such date. Subsequently, however, Fidelity filed a Schedule 13F with the SEC on August 28, 2012, indicating that it owned 1,013,000 shares of Class A Common Stock as of June 30, 2012. The Company does not know how many shares of Series A Preferred Stock Fidelity currently owns, and there is no public record of such ownership. For a description of transactions with Fidelity in 2012 in connection with certain pending legal proceedings, including a description of Fidelity’s ownership of Series A Preferred Stock upon the consummation of the Exchange Offer, see Note 14, “Contingencies” in this Form 10-Q.

Other

As disclosed in Note 14, “Contingencies” in this Form 10-Q, in the second and third quarters of 2012, the Company and MacAndrews & Forbes entered into settlement agreements in connection with the previously disclosed litigation related to the Company’s 2009 Exchange Offer that would result, if the settlements are approved by the applicable courts, in total cash payments of approximately $36.9 million to settle all actions and related claims by stockholders, of which $23.5 million have been paid from insurance proceeds. There can be no assurance as to the amount, if any, of additional insurance proceeds that the Company and MacAndrews & Forbes may receive in connection with resolution of the actions. In any event, at least $5 million of future payments relating to these matters, including expenses, will not be covered by insurance. Therefore, the Company has recorded a cumulative charge of $8.9 million in the nine months ended September 30, 2012 which represents the Company’s allocable portion of the total settlement payments not currently covered by insurance.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. GUARANTOR FINANCIAL INFORMATION

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2011 Credit Agreements (the “Guarantor Subsidiaries”).

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10.3	$—	$34.9	$—	$45.2
Trade receivables, less allowances for doubtful accounts	78.2	25.1	92.4	—	195.7
Inventories	87.4	12.7	43.3	—	143.4
Deferred income taxes – current	39.3	—	10.4	—	49.7
Prepaid expenses and other	95.2	6.3	26.2	—	127.7
Intercompany receivables	958.4	473.7	390.4	(1,822.5)	—
Investment in subsidiaries	(123.9)	(228.0)	—	351.9	—
Property, plant and equipment, net	86.9	0.6	12.4	—	99.9
Deferred income taxes – noncurrent	185.8	—	13.5	—	199.3
Goodwill	150.6	65.2	1.9	—	217.7
Other assets	64.1	66.4	31.7	—	162.2

Total assets	$1,632.3	$422.0	$657.1	$(1,470.6)	$1,240.8

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$5.8	$2.5	$—	$8.3
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	65.8	7.1	28.9	—	101.8
Accrued expenses and other	147.0	15.1	93.8	—	255.9
Intercompany payables	596.5	633.6	592.4	(1,822.5)	—
Long-term debt	1,160.8	—	—	—	1,160.8
Long-term debt – affiliates	48.6	—	—	—	48.6
Other long-term liabilities	217.9	2.9	48.9	—	269.7

Total liabilities	2,244.6	664.5	766.5	(1,822.5)	1,853.1
Stockholder’s deficiency	(612.3)	(242.5)	(109.4)	351.9	(612.3)

Total liabilities and stockholder’s deficiency	$1,632.3	$422.0	$657.1	$(1,470.6)	$1,240.8

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$—	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	—	212.0
Inventories	68.3	8.4	34.3	—	111.0
Deferred income taxes – current	40.0	—	9.6	—	49.6
Prepaid expenses and other	78.3	4.2	25.1	—	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	—
Investment in subsidiaries	(164.2)	(193.0)	—	357.2	—
Property, plant and equipment, net	85.2	0.9	12.8	—	98.9
Deferred income taxes – noncurrent	206.9	—	14.5	—	221.4
Goodwill	150.6	42.2	1.9	—	194.7
Other assets	53.6	24.5	31.1	—	109.2

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$3.6	$2.3	$—	$5.9
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	56.0	3.9	29.1	—	89.0
Accrued expenses and other	150.8	10.8	68.4	—	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	—
Long-term debt	1,107.0	—	—	—	1,107.0
Long-term debt – affiliates	107.0	—	—	—	107.0
Other long-term liabilities	244.9	5.3	50.6	—	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$221.1	$34.0	$141.3	$(49.4)	$347.0
Cost of sales	101.8	15.6	59.0	(49.4)	127.0

Gross profit	119.3	18.4	82.3	—	220.0
Selling, general and administrative expenses	100.0	13.0	61.7	—	174.7
Restructuring charges	1.2	0.5	19.3	—	21.0

Operating income	18.1	4.9	1.3	—	24.3

Other expenses (income):
Intercompany interest, net	0.2	(0.3)	1.6	—	1.5
Interest expense	19.6	0.2	0.1	—	19.9
Amortization of debt issuance costs	0.9	—	—	—	0.9
Foreign currency (gains) losses, net	(1.1)	0.1	0.9	—	(0.1)
Miscellaneous, net	(27.2)	13.7	13.6	—	0.1

Other expenses (income), net	(7.6)	13.7	16.2	—	22.3

Income (loss) from continuing operations before income taxes	25.7	(8.8)	(14.9)	—	2.0
Provision for income taxes	6.4	2.3	3.3	—	12.0

Income (loss) from continuing operations	19.3	(11.1)	(18.2)	—	(10.0)

Equity in loss of subsidiaries	(29.3)	(25.2)	—	54.5	—

Net (loss)	$(10.0)	$(36.3)	$(18.2)	$54.5	$(10.0)

Other comprehensive (loss)	(0.1)	(2.8)	(3.4)	6.2	(0.1)

Total comprehensive (loss)	$(10.1)	$(39.1)	$(21.6)	$60.7	$(10.1)

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$212.2	$28.1	$139.7	$(42.8)	$337.2
Cost of sales	98.9	13.3	53.7	(42.8)	123.1

Gross profit	113.3	14.8	86.0	—	214.1
Selling, general and administrative expenses	96.5	11.8	59.4	—	167.7

Operating income	16.8	3.0	26.6	—	46.4

Other expenses (income):
Intercompany interest, net	—	(0.3)	1.8	—	1.5
Interest expense	20.2	0.1	0.1	—	20.4
Amortization of debt issuance costs	0.8	—	—	—	0.8
Loss on early extinguishment of debt, net	—	—	—	—	—
Foreign currency gains, net	(0.2)	—	(0.7)	—	(0.9)
Miscellaneous, net	(8.5)	(3.8)	12.5	—	0.2

Other expenses (income), net	12.3	(4.0)	13.7	—	22.0

Income from continuing operations before income taxes	4.5	7.0	12.9	—	24.4
Provision for (benefit from) income taxes	12.5	(0.5)	7.1	—	19.1

(Loss) income from continuing operations	(8.0)	7.5	5.8	—	5.3

Equity in income of subsidiaries	13.3	1.5	—	(14.8)	—

Net income	$5.3	$9.0	$5.8	$(14.8)	$5.3

Other comprehensive (loss)	(8.0)	(9.0)	(13.8)	22.8	(8.0)

Total comprehensive (loss)	$(2.7)	$—	$(8.0)	$8.0	$(2.7)

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$680.7	$83.0	$417.5	$(146.4)	$1,034.8
Cost of sales	309.4	38.1	166.0	(146.4)	367.1

Gross profit	371.3	44.9	251.5	—	667.7
Selling, general and administrative expenses	303.1	35.0	186.3	—	524.4
Restructuring charges	1.2	0.5	19.3	—	21.0

Operating income	67.0	9.4	45.9	—	122.3

Other expenses (income):
Intercompany interest, net	0.7	(0.7)	4.6	—	4.6
Interest expense	58.9	0.3	0.3	—	59.5
Amortization of debt issuance costs	2.6	—	—	—	2.6
Foreign currency (gains) losses, net	(1.0)	0.3	2.7	—	2.0
Miscellaneous, net	(60.3)	7.5	53.2	—	0.4

Other expenses (income), net	0.9	7.4	60.8	—	69.1

Income (loss) from continuing operations before income taxes	66.1	2.0	(14.9)	—	53.2
Provision for income taxes	21.9	5.1	6.1	—	33.1

Income (loss) from continuing operations	44.2	(3.1)	(21.0)	—	20.1

Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in loss of subsidiaries	(24.1)	(25.7)	—	49.8	—

Net income (loss)	$20.5	$(28.8)	$(21.0)	$49.8	$20.5

Other comprehensive income	7.8	2.7	1.9	(4.6)	7.8

Total comprehensive income (loss)	$28.3	$(26.1)	$(19.1)	$45.2	$28.3

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$659.2	$71.8	$420.4	$(129.8)	$1,021.6
Cost of sales	295.6	33.2	159.3	(129.8)	358.3

Gross profit	363.6	38.6	261.1	—	663.3
Selling, general and administrative expenses	300.4	31.4	188.3	—	520.1

Operating income	63.2	7.2	72.8	—	143.2

Other expenses (income):
Intercompany interest, net	(0.1)	(0.8)	5.5	—	4.6
Interest expense	64.2	0.2	0.3	—	64.7
Amortization of debt issuance costs	2.9	—	—	—	2.9
Loss on early extinguishment of debt, net	11.3	—	—	—	11.3
Foreign currency (gains) losses, net	(1.4)	0.4	3.4	—	2.4
Miscellaneous, net	(43.1)	3.4	40.9	—	1.2

Other expenses, net	33.8	3.2	50.1	—	87.1

Income from continuing operations before income taxes	29.4	4.0	22.7	—	56.1
Provision for income taxes	16.6	1.9	13.1	—	31.6

Income from continuing operations	12.8	2.1	9.6	—	24.5

Income from discontinued operations, net of taxes	0.6	—	—	—	0.6
Equity in income of subsidiaries	11.7	0.4	—	(12.1)	—

Net income	$25.1	$2.5	$9.6	$(12.1)	$25.1

Other comprehensive (loss)	(6.0)	(8.8)	(14.4)	23.2	(6.0)

Total comprehensive income (loss)	$19.1	$(6.3)	$(4.8)	$11.1	$19.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(37.9)	$63.7	$(7.9)	$—	$17.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.0)	(0.3)	(1.5)	—	(14.8)
Business acquisition	—	(66.2)	—	—	(66.2)
Proceeds from the sale of certain assets	0.1	0.4	0.1	—	0.6

Net cash used in investing activities	(12.9)	(66.1)	(1.4)	—	(80.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	10.0	2.3	0.2	—	12.5
Repayments under the 2011 Term Loan Facility	(6.0)	—	—	—	(6.0)
Payment of financing costs	(0.1)	—	—	—	(0.1)
Other financing activities	(0.5)	—	(0.2)	—	(0.7)

Net cash provided by financing activities	3.4	2.3	—	—	5.7

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3

Net decrease in cash and cash equivalents	(47.4)	(0.1)	(9.0)	—	(56.5)
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	—	101.7

Cash and cash equivalents at end of period	$10.3	$—	$34.9	$—	$45.2

REVLON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

	Products Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$6.1	$34.9	$(20.8)	$—	$20.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.2)	(0.2)	(1.2)	—	(9.6)
Business acquisition	—	(39.0)	—		(39.0)
Proceeds from sales of certain assets	0.1	—	0.1	—	0.2

Net cash used in investing activities	(8.1)	(39.2)	(1.1)	—	(48.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	4.1	4.3	1.6	—	10.0
Repayments under the 2010 Term Loan Facility	(794.0)	—	—	—	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	—	—	—	796.0
Repayment under the 2011 Term Loan Facility	(2.0)	—	—	—	(2.0)
Payment of financing costs	(4.2)	—	—	—	(4.2)
Other financing activities	(0.5)	—	(0.7)	—	(1.2)

Net cash (used in) provided by financing activities	(0.6)	4.3	0.9	—	4.6

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.2)	—	(3.2)

Net decrease in cash and cash equivalents	(2.6)	—	(24.2)	—	(26.8)
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$17.9	$0.1	$31.9	$—	$49.9

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon PhotoReady, Revlon ColorBurst, Revlon GrowLuscious, Revlon Super Lustrous and Revlon Age Defying franchises; Almay, including the Almay Intense i-Color and Almay Smart Shade franchises; SinfulColors, Pure Ice and Bon Bons in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum in anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2012 were $347.0 million, an increase of $9.8 million, or 2.9%, compared to $337.2 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $6.4 million, consolidated net sales increased by $16.2 million, or 4.8%, in the third quarter of 2012, driven by higher net sales in the Company’s U.S., Asia Pacific, Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa region.

Consolidated net sales in the first nine months of 2012 were $1,034.8 million, an increase of $13.2 million, or 1.3%, compared to $1,021.6 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $19.4 million, consolidated net sales increased by $32.6 million, or 3.2%, in the first nine months of 2012, driven by higher net sales in the Company’s U.S., Asia Pacific, Latin America and Canada regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa region.

Consolidated net loss in the third quarter of 2012 was $15.0 million, compared to consolidated net income of $0.1 million in the third quarter of 2011. The consolidated net loss in the third quarter of 2012, compared to consolidated net income in the third quarter of 2011, was primarily due to:

•	$24.1 million of restructuring and related charges recognized in connection with the September 2012 Program (as hereinafter defined);

with the foregoing partially offset by:

•	$10.6 million lower provision for income taxes.

Consolidated net income in the first nine months of 2012 was $4.6 million, compared to $17.0 million in the first nine months of 2011. The decrease in consolidated net income in the first nine months of 2012, compared to the first nine months of 2011, was primarily due to:

•	$24.1 million of restructuring and related charges recognized in connection with the September 2012 Program; and

•

$14.5 million of higher selling, general and administrative (“SG&A”) expense primarily driven by the impact of the $8.9 million litigation loss contingency recognized in the first nine months of 2012 and higher incentive compensation, partially offset by favorable foreign currency fluctuations and lower advertising expenses;

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

with the foregoing partially offset by:

•	a $11.3 million loss on the early extinguishment of debt in the first nine months of 2011 as a result of the 2011 Refinancings; and

•	a $5.2 million decrease in interest expense in the first nine months of 2012, primarily driven by lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

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

For the third quarter and first nine months of 2012, the Company incurred business interruption losses of $1.7 million and $2.8 million, respectively, related to the fire. In the second quarter of 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire and in the period from June through September 30, 2011, the Company incurred business interruption losses of $6.1 million related to the fire, for total losses of $11.0 million incurred in the first nine months of 2011. The business interruption losses incurred in the nine months ended September 30, 2012 and 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The business interruption losses incurred through September 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the Venezuela fire ended on October 2, 2012.

During the third quarter and first nine months of 2012, the Company received interim advances of $1.5 million and $4.5 million, respectively, from its insurance carrier in connection with the fire, for total cumulative receipts of $24.2 million received from the date of the fire through September 30, 2012. During the third quarter and first nine months of 2012, the Company recognized $1.7 million and $2.8 million, respectively, of income from insurance recoveries, which entirely offset the business interruption losses noted above. During the third quarter and first nine months of 2011, the Company recognized $6.1 million and $11.0 million, respectively, of income from insurance recoveries, which entirely offset the impairment loss and business interruption losses noted above. The income from insurance recoveries is included within SG&A expenses in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30,

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

2012 and 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $6.8 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheets.

For insurance purposes, an assessment of the extent of damage resulting from the fire and the impact on Revlon Venezuela’s business is ongoing, and therefore the final amount and timing of the ultimate insurance recovery is currently unknown.

Results of Operations

In the tables, all amounts are in millions and numbers in parentheses (    ) denote unfavorable variances.

Net sales:

Third quarter results:

Consolidated net sales in the third quarter of 2012 were $347.0 million, an increase of $9.8 million, or 2.9%, compared to $337.2 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $6.4 million, consolidated net sales increased by $16.2 million, or 4.8%, in the third quarter of 2012, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Pure Ice beginning in July 2012.

Year-to-date results:

Consolidated net sales in the first nine months of 2012 were $1,034.8 million, an increase of $13.2 million, or 1.3%, compared to $1,021.6 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations of $19.4 million, consolidated net sales increased by $32.6 million, or 3.2%, in the first nine months of 2012, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as the inclusion of the net sales of SinfulColors for a full nine months in 2012 and Pure Ice beginning in July 2012, partially offset by lower net sales of fragrances.

	Three Months Ended September 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$192.0	$184.7	$7.3	4.0%	$7.3	4.0%
Asia Pacific	60.9	58.0	2.9	5.0	3.2	5.5
Europe, Middle East and Africa	43.8	51.1	(7.3)	(14.3)	(2.8)	(5.5)
Latin America	30.6	25.6	5.0	19.5	6.3	24.6
Canada	19.7	17.8	1.9	10.7	2.2	12.4

Total Net Sales	$347.0	$337.2	$9.8	2.9%	$16.2	4.8%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$580.6	$565.8	$14.8	2.6%	$14.8	2.6%
Asia Pacific	172.8	169.6	3.2	1.9	2.7	1.6
Europe, Middle East and Africa	134.0	152.8	(18.8)	(12.3)	(5.4)	(3.5)
Latin America	89.2	78.9	10.3	13.1	15.3	19.4
Canada	58.2	54.5	3.7	6.8	5.2	9.5

Total Net Sales	$1,034.8	$1,021.6	$13.2	1.3%	$32.6	3.2%

(a)	XFX excludes the impact of foreign currency fluctuations.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

United States

Third quarter results:

In the U.S., net sales in the third quarter of 2012 increased $7.3 million, or 4.0%, to $192.0 million, compared to $184.7 million in the third quarter of 2011, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of Pure Ice beginning in July 2012, partially offset by lower net sales of Revlon ColorSilk hair color, Almay color cosmetics and Mitchum anti-perspirant deodorants. Excluding the results of the recently acquired Pure Ice, net sales in the U.S. increased in the third quarter of 2012.

Year-to-date results:

In the U.S., net sales in the first nine months of 2012 increased $14.8 million, or 2.6%, to $580.6 million, compared to $565.8 million in the first nine months of 2011, primarily driven by higher net sales of Revlon color cosmetics, as well as the inclusion of the net sales of SinfulColors for a full nine months in 2012 and Pure Ice beginning in July 2012, partially offset by lower net sales of Almay color cosmetics and Mitchum anti-perspirant deodorants. Excluding the results of the recently acquired Pure Ice, net sales in the U.S. increased in the first nine months of 2012.

Asia Pacific

Third quarter results:

In Asia Pacific, net sales in the third quarter of 2012 increased 5.0% to $60.9 million, compared to $58.0 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $3.2 million, or 5.5%, primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased in certain distributor territories and Japan (which together contributed 8.7 percentage points to the increase in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011), partially offset by a decrease in net sales in China (which offset by 3.3 percentage points the increase in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011).

Year-to-date results:

In Asia Pacific, net sales in the first nine months of 2012 increased 1.9% to $172.8 million compared to $169.6 million in the first nine months of 2011. Excluding the favorable impact of foreign currency fluctuations, net sales increased $2.7 million, or 1.6%, primarily driven by higher net sales of Revlon ColorSilk hair color. From a country perspective, net sales increased in certain distributor territories and Japan (which together contributed 4.6 percentage points to the increase in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011), partially offset by a decrease in net sales in China and Taiwan (which offset by 2.5 percentage points the increase in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011).

Europe, Middle East and Africa

Third quarter results:

In Europe, the Middle East and Africa, net sales in the third quarter of 2012 decreased 14.3% to $43.8 million, compared to $51.1 million in the third quarter of 2011. Excluding the unfavorable impact of foreign

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

currency fluctuations, net sales decreased $2.8 million, or 5.5%, primarily driven by a higher returns accrual of $1.6 million recorded in the third quarter of 2012 related to the September 2012 Program and lower net sales of fragrances. From a country perspective, net sales decreased in Italy, France and the U.K., partially driven by the $1.6 million higher returns accrual noted above (which together contributed 6.7 percentage points to the decrease in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011). The decrease in the region’s net sales was partially offset by an increase in net sales in South Africa (which offset by 1.7 percentage points the decrease in the region’s net sales in the third quarter of 2012, as compared to the third quarter of 2011).

Year-to-date results:

In Europe, the Middle East and Africa, net sales in the first nine months of 2012 decreased 12.3% to $134.0 million, compared to $152.8 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $5.4 million, or 3.5%, primarily driven by lower net sales of fragrances and a higher returns accrual of $1.6 million recorded in the third quarter of 2012 related to the September 2012 Program. From a country perspective, net sales decreased in certain distributor territories, Italy and France, partially driven by the $1.6 million higher returns accrual noted above (which together contributed 4.6 percentage points to the decrease in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011). The decrease in the region’s net sales was partially offset by an increase in net sales in South Africa (which offset by 1.2 percentage points the decrease in the region’s net sales in the first nine months of 2012, as compared to the first nine months of 2011).

Latin America

Third quarter results:

In Latin America, net sales in the third quarter of 2012 increased 19.5% to $30.6 million, compared to $25.6 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $6.3 million, or 24.6%, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics and other beauty care products. From a country perspective, net sales increased in Venezuela, primarily due to the loss of sales during the third quarter of 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately 25% of the $6.3 million increase in the region’s net sales.

Year-to-date results:

In Latin America, net sales in the first nine months of 2012 increased 13.1% to $89.2 million, compared to $78.9 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $15.3 million, or 19.4%, primarily driven by higher net sales of Revlon ColorSilk hair color and Revlon color cosmetics. From a country perspective, net sales increased throughout the region. Venezuela’s increase in net sales in the nine months of 2012 was partially driven by the loss of sales during June through September 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately 40% of the $15.3 million increase in the region’s net sales.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Canada

Third quarter results:

In Canada, net sales in the third quarter of 2012 increased 10.7% to $19.7 million, compared to $17.8 million in the third quarter of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.2 million, or 12.4%, primarily driven by higher net sales of Revlon color cosmetics.

Year-to-date results:

In Canada, net sales in the first nine months of 2012 increased 6.8% to $58.2 million, compared to $54.5 million in the first nine months of 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $5.2 million, or 9.5%, primarily driven by higher net sales of Revlon color cosmetics.

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Gross profit	$220.0	$214.1	$5.9	$667.7	$663.3	$4.4
Percentage of net sales	63.4%	63.5%		64.5%	64.9%

The 0.1 percentage point decrease in gross profit as a percentage of net sales in the third quarter of 2012, compared to the third quarter of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.0 percentage point;

•	higher costs related to inventory obsolescence, which reduced gross profit as a percentage of net sales by 0.7 percentage points; and

•	restructuring related charges recognized in connection with the September 2012 Program, which reduced gross profit as a percentage of net sales by 0.5 percentage points;

with the foregoing partially offset by:

•	lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives, which increased gross profit as a percentage of net sales by 1.3 percentage points; and

•	lower allowances, which increased gross profit as a percentage of net sales by 0.6 percentage points.

The 0.4 percentage point decrease in gross profit as a percentage of net sales in the first nine months of 2012, compared to the first nine months of 2011, was primarily due to:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 1.1 percentage points; and

•	restructuring related charges recognized in connection with the September 2012 Program, which reduced gross profit as a percentage of net sales by 0.2 percentage points;

with the foregoing partially offset by:

•	lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives, which increased gross profit as a percentage of net sales by 0.9 percentage points.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
SG&A expenses	$179.9	$169.3	$(10.6)	$540.5	$526.0	$(14.5)

SG&A expenses increased $10.6 million in the third quarter of 2012, as compared to the third quarter of 2011, primarily driven by:

•	$4.4 million lower benefit from insurance proceeds related to the Venezuela fire recognized in SG&A expenses in the third quarter of 2012, as compared to the third quarter of 2011;

•

$3.0 million of higher general and administrative expenses, principally due to the impact of the $2.2 million litigation loss contingency recognized in the third quarter of 2012 (see Note 14, “Contingencies” to the Consolidated Financial Statements for further discussion); and

•	$3.1 million of higher advertising expenses, primarily due to the timing of advertising campaigns in the third quarter of 2012 compared to the third quarter of 2011.

SG&A expenses increased $14.5 million in the first nine months of 2012, as compared to the first nine months of 2011, primarily driven by:

•

$19.6 million of higher general and administrative expenses, principally due to the impact of the $8.9 million litigation loss contingency recognized in the first nine months of 2012 (see Note 14, “Contingencies” to the Consolidated Financial Statements for further discussion), higher incentive compensation expense primarily due to the timing, within 2012, of expense recognized in the first nine months of 2012 as compared to the first nine months of 2011 and higher insurance expense; and

•	$3.3 million lower benefit from insurance proceeds related to the Venezuela fire recognized in SG&A expenses in the first nine months of 2012, as compared to the first nine months of 2011;

with the foregoing partially offset by:

•	$8.3 million of favorable impact of foreign currency fluctuations; and

•	$5.2 million of lower advertising expenses primarily due to the timing of advertising campaigns in 2012 compared to 2011.

Restructuring charges:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Restructuring charges	$21.0	$—	$(21.0)	$21.0	$—	$(21.0)

During the third quarter of 2012, the Company recorded charges totaling $24.1 million related to the restructuring that the Company announced in September 2012 (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which will be effective in the fourth quarter of 2012. Certain of the actions are subject to consultations with employees, works councils or unions, and government authorities. Of the $24.1 million charge: (a) $21.0 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.1 million is recorded in cost of goods sold; and (d) $0.4 million is recorded in SG&A expenses.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

The Company expects to recognize approximately $1.0 million in additional charges for a total of approximately $25 million in charges related to the September 2012 Program. Of the total expected charge of $25 million, approximately $23 million will be cash that is expected to be paid over the next eighteen months. Annualized cost reductions associated with the September 2012 Program are expected to be approximately $10 million, $9 million of which is expected to benefit 2013.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$19.9	$20.4	$0.5	$59.5	$64.7	$5.2
Interest expense – preferred stock dividends	1.6	1.6	—	4.8	4.8	—

The $0.5 million decrease in interest expense in the third quarter of 2012, as compared to the third quarter of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2012 Non-Contributed Loan Assignment (as hereinafter defined).

The $5.2 million decrease in interest expense in the first nine months of 2012, as compared to the first nine months of 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing.

In accordance with the terms of the certificate of designation of the Revlon, Inc. Series A Preferred Stock, par value $0.01 per share (“Preferred Stock”), during both the third quarters of 2012 and 2011, Revlon, Inc. recognized $1.6 million of interest expense related to the regular quarterly dividends on the Preferred Stock. During both the first nine months of 2012 and 2011, Revlon, Inc. recognized $4.8 million of interest expense related to the regular quarterly dividends on the Preferred Stock.

Loss on early extinguishment of debt, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Loss on early extinguishment of debt, net	$—	$—	$—	$—	$11.3	$11.3

During the second quarter of 2011, Products Corporation consummated the refinancing of its term loan facility and revolving credit facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities, consisting of the following transactions:

•

In May 2011, Products Corporation consummated a refinancing of its term loan facility (the “2011 Term Loan Facility Refinancing”), which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”) under a third amended and restated term loan agreement dated May 19, 2011 (the “2011 Term Loan Agreement”); and

•

In June 2011, Products Corporation consummated a refinancing of its revolving credit facility, which was scheduled to mature on March 11, 2014 and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement” and together with the 2011 Term Loan Agreement, the “2011 Credit Agreements”).

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.3 million in the first nine months of 2011, due to $1.9 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.4 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

Foreign currency (gains) losses, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Foreign currency (gains) losses, net	$(0.1)	$(0.9)	$(0.8)	$2.0	$2.4	$0.4

The decrease in foreign currency gains of $0.8 million in the third quarter of 2012, as compared to the third quarter of 2011, was primarily driven by:

•

foreign currency losses for the third quarter of 2012 compared to foreign currency gains for the third quarter of 2011 related to the Company’s foreign currency forward exchange contracts (“FX Contracts”);

with the foregoing partially offset by:

•

the favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables from the Company’s foreign subsidiaries during the third quarter of 2012 compared to the third quarter of 2011.

The decrease in foreign currency losses of $0.4 million in the first nine months of 2012, as compared to the first nine months of 2011, was primarily driven by:

•

the favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables from the Company’s foreign subsidiaries during the first nine months of 2012 compared to the first nine months of 2011; and

•

a foreign currency loss of $1.7 million recorded in the first nine months of 2011 related to the re-measurement of Revlon Venezuela’s balance sheet that did not recur in 2012. See “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela” in this Form 10-Q for further discussion;

with the foregoing partially offset by:

•	foreign currency losses related to the Company’s FX Contracts for the first nine months of 2012 compared to foreign currency gains in the first nine months of 2011.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Provision for income taxes	$11.5	$22.1	$10.6	$31.6	$32.4	$0.8

The $10.6 million decrease in the provision for income taxes in the third quarter of 2012 as compared to the third quarter of 2011 was primarily attributable to decreased pre-tax income and the absence of various discrete items that in the aggregate negatively affected the provision for income taxes in the third quarter of 2011 and did not recur in the third quarter of 2012.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

The $0.8 million decrease in the provision for income taxes in the first nine months of 2012 as compared to the first nine months of 2011 was primarily attributable to decreased pre-tax income.

The effective tax rate for the three and nine months ended September 30, 2012 is higher than the federal statutory rate of 35% due principally to: (a) the impact of certain expenses for which there is no tax benefit recognized and the impact of certain non-deductible expenses primarily related to the restructuring charges and the litigation loss contingency recorded during the third quarter and first nine months of 2012 (see Note 4, “Restructuring Charges” and Note 14, “Contingencies” in this Form 10-Q); (b) foreign dividends and earnings taxable in the U.S.; and (c) foreign and U.S. tax effects attributable to operations outside the U.S., including pre-tax losses in a number of jurisdictions outside the U.S. for which there is no tax benefit recognized in the third quarter and first nine months of 2012; partially offset by various discrete items, including the favorable resolution of tax matters in certain foreign jurisdictions.

As a result of the reduction of the Company’s deferred tax valuation allowance in the U.S. during 2010, the Company’s tax provision has generally reflected a higher effective tax rate beginning with the first quarter of 2011. However, the increase in the effective tax rate did not affect the Company’s cash taxes paid in 2011, and will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. See Note 12, “Income Taxes,” to the Consolidated Financial Statements contained in Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2012 (the “2011 Form 10-K”).

The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, the Company had a liquidity position of $160.3 million, consisting of cash and cash equivalents (net of any outstanding checks) of $33.9 million, as well as $126.4 million in available borrowings under the 2011 Revolving Credit Facility, based upon the borrowing base less $10.4 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility. (See also Note 3, “Business Acquisition” to the Consolidated Financial Statements).

Cash Flows

At September 30, 2012, the Company had cash and cash equivalents of $45.2 million, compared with $101.7 million at December 31, 2011. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$17.9	$20.2
Net cash used in investing activities	(80.4)	(48.4)
Net cash provided by financing activities	5.7	4.6
Effect of exchange rate changes on cash and cash equivalents	0.3	(3.2)

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Operating Activities

Net cash provided by operating activities in the first nine months of 2012 was $17.9 million, as compared to net cash provided by operating activities of $20.2 million in the first nine months of 2011. As compared to the first nine months of 2011, cash provided by operating activities in the first nine months of 2012 was primarily impacted by the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs, which was partially offset by lower cash interest paid.

Investing Activities

Net cash used in investing activities was $80.4 million and $48.4 million for the first nine months of 2012 and 2011, respectively. Net cash used in investing activities for the first nine months of 2012 included a cash payment of $66.2 million for the Pure Ice Acquisition (as hereinafter defined) and $14.8 million of cash used for capital expenditures; partially offset by proceeds of $0.4 million related to the sale of the freshMinerals brand. In July 2012, the Company acquired certain assets, including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). Net cash used in investing activities for the first nine months of 2011 included a cash payment of $39.0 million for the SinfulColors Acquisition (as hereinafter defined) and $9.6 million of cash used for capital expenditures. In March 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”).

Financing Activities

Net cash provided by financing activities was $5.7 million and $4.6 million for the first nine months of 2012 and 2011, respectively.

Net cash provided by financing activities for the first nine months of 2012 included:

•	a $12.5 million increase in short term borrowings and overdraft;

with the foregoing partially offset by:

•	an aggregate $6.0 million of scheduled amortization payments on the 2011 Term Loan Facility.

Net cash provided by financing activities for the first nine months of 2011 included:

•

cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, as well as a $10.0 million increase in short-term borrowings and overdraft, partially offset by cash used for the repayment of $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility;

with the foregoing partially offset by:

•	payment of $4.2 million of the $4.3 million of fees incurred in connection with the 2011 Refinancings; and

•	a $2.0 million scheduled amortization payment on the 2011 Term Loan Facility.

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

Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of September 30, 2012 and as of December 31, 2011. At September 30, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $790.0 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $126.4 million. (See also Note 3, “Business Acquisitions”). During the three and nine months ended September 30, 2012, the average borrowings outstanding under the 2011 Revolving Credit Facility were $16.2 million and $5.4 million, respectively.

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

Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes indenture as of September 30, 2012.

Senior Subordinated Term Loan

Products Corporation is party to the Senior Subordinated Term Loan Agreement with MacAndrews & Forbes, consisting of (i) the $58.4 million principal amount of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon, Inc. in connection with the October 2009 consummation of Revlon, Inc.’s exchange offer (the “Contributed Loan”), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan (the “2012 Non-Contributed Loan Assignment”). In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”), and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

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

Impact of Foreign Currency Translation – Venezuela

During the third quarter of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% and 1% of the Company’s consolidated net sales. During the first nine months of 2012 and 2011, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. At September 30, 2012 and December 31, 2011, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.

Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for Revlon Venezuela. Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in stockholders’ deficiency as part of Other Comprehensive (Loss) Income; however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be accessed for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. In the third quarter and first nine months of 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, insurance premiums, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2012 were $26.8 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $30 million for all of 2012. The Company’s cash taxes paid in the first nine months of 2012 were $13.8 million. The Company expects to pay cash taxes of approximately $20 million for all of 2012. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2012 were $31.2 million and $14.8 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures for all of 2012 to be approximately $45 million and $25 million, respectively.

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

In accordance with the terms of the certificate of designation of the Preferred Stock, on July 9, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on June 29, 2012 the regular quarterly dividend in the amount of $0.165161 per share, or $1.5 million in the aggregate, for the period from April 9, 2012 through July 8, 2012. In addition, on October 8, 2012, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on September 28, 2012 the regular quarterly dividend in the amount of $0.165161 per share, or $1.5 million in the aggregate, for the period from July 9, 2012 through October 8, 2012.

REVLON, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(all tabular amounts in millions, except share and per share amounts)

Products Corporation enters into foreign currency forward exchange contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2012, the notional amount and fair value of FX Contracts outstanding was $47.3 million and $(0.9) million, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2012, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in Revlon, Inc.’s 2011 Form 10-K, other than those entered into in April 2012 in connection with the Amended and Restated Senior Subordinated Term Loan Agreement.

The following reflects the impact of the Amended and Restated Senior Subordinated Term Loan Agreement on the Company’s interest on long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations As of September 30, 2012	Total	2012 Q4	2013-2014	2015-2016	After 2016
Interest on long-term debt (a)	$316.2	$29.5	$148.9	$105.8	$32.0
Interest on long-term debt-affiliates	—	—	—	—	—

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

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of Revlon, Inc.’s 2011 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2011. The following tables present the information required by Item 7A as of September 30, 2012:

Interest Rate Sensitivity

Expected Maturity Date for the year ended December 31,
(dollars in millions, except for rate information)

									Fair Value September 30,
	2012	2013	2014		2015	2016	Thereafter	Total	2012
Debt
Short-term variable rate (various currencies)	$8.3							$8.3	$8.3
Average interest rate (a)	5.9%
Long-term fixed rate – third party ($US)		$48.6 (b)			$330.0			378.6	397.0
Average interest rate		12.75%			9.75%
Long-term variable rate – third party ($US)	2.0	8.0	$66.4	(c)	8.0	$8.0	$756.0	848.4	846.3
Average interest rate (a)(d)	4.8%	4.8%	8.0%		4.8%	4.8%	4.8%

Total debt	$10.3	$56.6	$66.4		$338.0	$8.0	$756.0	$1,235.3	$1,251.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2012.
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

(c)

Includes (i) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the $58.4 million portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of September 30, 2012 which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash and (ii) $8.0 million of mandatory aggregate quarterly principal repayments related to the 2011 Term Loan Facility.

(d)	The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% annum (with the Eurodollar Rate not to be less than 1.25%).

REVLON, INC. AND SUBSIDIARIES

Exchange Rate Sensitivity

Forward Contracts	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2012	Fair Value September 30, 2012
Sell Canadian Dollars/Buy USD	0.9885	$18.5	$18.0	$(0.5)
Sell Australian Dollars/Buy USD	1.0091	16.1	15.8	(0.3)
Sell South African Rand/Buy USD	0.1187	6.2	6.2	—
Buy Australian Dollars/Sell New Zealand Dollars	1.2804	5.4	5.3	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1290	0.9	0.9	—
Sell New Zealand Dollars/Buy USD	0.7950	0.2	0.2	—

Total forward contracts		$47.3	$46.4	$(0.9)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

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

(iii)	the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities and the Company’s expectations that any such activities may be funded with cash on hand, funds available under the 2011 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)	the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation, the Company’s expectation that annualized cost reductions associated with the September 2012 Program are expected to be approximately $10 million, $9 million of which is expected to benefit 2013; the Company’s expectation to recognize approximately $1.0 million in additional charges, for a total of approximately $25 million in charges related to the September 2012 Program; and the Company’s expectation that of the total charge of $25 million, approximately $23 million will be cash that is expected to be paid over the next eighteen months;

(v)	the Company’s expectations regarding its strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build its strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with its retail partners; (b) continuing to develop its organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of its resources; (d) continuing to focus on increasing its operating profit and cash flow; and (e) continuing to improve its capital structure by focusing on strengthening its balance sheet and reducing debt;

(vi)	the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2012, including the cash requirements referred to in item (viii) below;

(vii)	the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit;

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

REVLON, INC. AND SUBSIDIARIES

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

(ix)	matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(x)	the Company’s plan to efficiently manage working capital, including, among other things, programs intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xi)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xii)	the Company’s expectation that the payment of the quarterly dividends on the Preferred Stock will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes in connection with consummating the 2009 Exchange Offer), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law, and its expectation of paying the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law;

(xiii)	the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred through September 30, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela;

(xiv)	the Company’s expectation and belief that the increase in the effective tax rate will not affect the Company’s cash taxes paid in 2012 and thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S. and its expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year;

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

(xvi)	the Company’s belief that the actions arising out of the Exchange Offer are without merit and that it has meritorious defenses to the asserted claims in the actions.

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

REVLON, INC. AND SUBSIDIARIES

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

(iv)	difficulties, delays or unanticipated costs or charges or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program and the risk that any of such programs may not satisfy the Company’s objectives;

(v)	difficulties, delays or unanticipated costs in achieving the Company’s strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or the Company’s inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers and/or retail customers, less than expected acceptance of its advertising, promotional and/or marketing plans by its consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of its brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop its organizational capability; (c) difficulties, delays or unanticipated costs in connection with its plans to drive the Company to act globally, such as due to higher than anticipated levels of investment required to support and build its brands globally or less than anticipated results from its national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with its plans to improve its operating profit and cash flow, such as difficulties, delays or the inability to take actions intended to improve results in sales returns, cost of goods sold, general and administrative expenses, working capital management and/or sales growth; and/or (e) difficulties, delays or unanticipated costs in consummating, or its inability to consummate, transactions to improve its capital structure, strengthen its balance sheet and/or reduce debt, including higher than expected costs (including interest rates);

(vi)	lower than expected operating revenues, cash on hand and/or funds available under the 2011 Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)	the unavailability of funds under Products Corporation’s 2011 Revolving Credit Facility or other permitted lines of credit;

(viii)	higher than expected operating expenses, insurance premiums, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans and costs related to litigation;

(ix)	interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

REVLON, INC. AND SUBSIDIARIES

(xii)	difficulties, delays or the inability of the Company to pay the quarterly dividends or the liquidation preference on the Preferred Stock, such as due to the unavailability of funds from Products Corporation related to its payments to Revlon, Inc. under the Contributed Loan or the unavailability of sufficient surplus or net profits to make such dividend payments in accordance with Delaware law or the unavailability of sufficient surplus to make such liquidation preference payments in accordance with Delaware law;

(xiii)	less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profts lost as a result of the business interruption;

(xiv)	unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets in certain jurisdictions outside of the U.S.;

(xv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and

(xvi)	unanticipated consequences related to the approval of the settlement of the actions arising from the Exchange Offer, such as the inability to secure court approval of the settlement terms or unanticipated changes in such terms imposed by the courts.

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

As previously announced, on October 8, 2009, the Company consummated its voluntary exchange offer in which, among other things, Revlon, Inc. issued to stockholders who elected to exchange shares (other than MacAndrews & Forbes) 9,336,905 shares of its Preferred Stock in exchange for the same number of shares of Revlon, Inc. Class A Common Stock tendered in the Exchange Offer (the “Exchange Offer”). On April 24, 2009, May 1, 2009, May 5, 2009 and May 12, 2009, respectively, four purported class actions were filed by each of Vern Mercier, Arthur Jurkowitz, Suri Lefkowitz and T. Walter Heiser in the Court of Chancery of the State of Delaware (the “Chancery Court”). On May 4, 2009, a purported class action was filed by Stanley E. Sullivan in the Supreme Court of New York, New York County. Each such lawsuit was brought against Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes, and challenged a merger proposal which MacAndrews & Forbes made on April 13, 2009, which would have resulted in MacAndrews & Forbes and certain of its affiliates owning 100% of Revlon, Inc.’s outstanding Common Stock (in lieu of consummating such merger proposal, the Company consummated the aforementioned Exchange Offer). Each action sought, among other things, to enjoin the proposed merger transaction. On June 24, 2009, the Chancery Court consolidated the four Delaware actions (the “Initial Consolidated Action”), and appointed lead counsel for plaintiffs. As announced on August 10, 2009, an agreement in principle was reached to settle the Initial Consolidated Action, as set forth in a Memorandum of Understanding (as amended in September 2009, the “2009 Settlement Agreement”).

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange for the Exchange Offer information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the 2009 Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the 2009 Settlement Agreement.

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

On March 16, 2010, after hearing oral argument on the leadership issue, the Chancery Court changed the leadership structure for plaintiffs in the Consolidated Action. Thereafter, newly appointed counsel for the

REVLON, INC. AND SUBSIDIARIES

plaintiffs in the Consolidated Action and the defendants agreed that the defendants would withdraw their motion to enforce the 2009 Settlement Agreement and that merits discovery would proceed. Defendants agreed not to withdraw any of the concessions that had been provided to the plaintiffs as part of the 2009 Settlement Agreement.

On May 25, 2010, plaintiffs’ counsel in the Consolidated Action filed an amended complaint alleging breaches of fiduciary duties arising out of the Exchange Offer and that defendants should have disclosed in the Company’s Offer to Exchange information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 10, 2012, plaintiffs’ counsel filed a motion for class certification. Briefing on that motion was not completed. Merits discovery proceeded in the Consolidated Action.

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., certain of Revlon, Inc.’s current directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. Briefing is complete on the motions to dismiss and motion to amend and defendants requested oral argument. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement was also reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until December 21, 2012, so that the plaintiff could participate in the merits discovery in the Consolidated Action.

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

Plaintiffs in each of these actions sought, among other things, an award of damages and the costs and disbursements of such actions, including a reasonable allowance for the fees and expenses of each such plaintiff’s attorneys and experts. Because the Smutek action is styled as a derivative action on behalf of the Company, any award of damages, costs and disbursements would be made to and for the benefit of the Company.

Although the Company disputes the allegations in the pending actions and believes them to be without merit, on June 21, 2012, without admitting any liability, Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes (collectively, “Defendants”) entered into a binding Memorandum of Understanding (“MOU”) with Fidelity Management & Research Company (“FMR Co.”) and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC (collectively, “Fidelity”), which through various funds and management agreements controlled the largest block of shares to participate in the Exchange Offer, to settle potential claims Fidelity could have as a potential member of the classes that plaintiffs seek to certify in the pending actions.

Fidelity executed the MOU on behalf of 6,111,879 shares (the “Fidelity Controlled Shares”) out of the 6,933,526 shares (the “Fidelity Shares”) of the Company’s Class A Common Stock that Fidelity exchanged in the

REVLON, INC. AND SUBSIDIARIES

Exchange Offer, and pursuant to the terms of the MOU, the remaining 821,647 shares agreed on July 12, 2012, to participate in the settlement. As part of the settlement, Fidelity agreed, among other things, to accept a cash payment from Defendants of $22.5 million (the “Fidelity Settlement Amount”), which amount was subsequently paid from insurance proceeds in July 2012, in exchange for Fidelity’s opting out with respect to the Fidelity Shares of any purported class action related to the Exchange Offer and Fidelity’s release of all related potential claims. On July 20, 2012, Fidelity and the Defendants executed a final Stipulation and Settlement Agreement (the “Stipulation”) the terms of which are substantively identical to the terms of the MOU. The Stipulation supersedes the MOU. In addition, on July 17, 2012, the Defendants entered into a binding MOU with two additional stockholders who collectively exchanged 310,690 shares in the Exchange Offer, the terms of which are substantively identical to the settlement with Fidelity and call for the payment of $1 million, in the aggregate, to the two stockholders. In August 2012, Defendants and the two additional stockholders executed a final Stipulation and Settlement Agreement which supersedes, and is substantively identical to, the MOU. The $1 million payment was subsequently paid from insurance proceeds in August 2012.

In the second quarter of 2012, the Company recorded a charge and corresponding income from insurance proceeds related to the Company’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Statement of Operations and Comprehensive (Loss) Income for the second quarter of 2012.

The Defendants also agreed with Fidelity and the two additional stockholders (together, the “settling stockholders”) that, in the event a settlement is reached with the purported class action plaintiffs, or an award of damages is issued following a trial in any of the actions, and that settlement amount or damage award exceeds the settlement amounts on a per share basis received by the settling stockholders, the settling stockholders would each receive additional consideration subject to certain parameters. The agreements with the settling stockholders are not subject to court approval and have no effect on the actions other than to exclude the settling stockholders from any certified class.

Although the Company continues to believe it has meritorious defenses to the asserted claims in the actions, the Defendants and plaintiffs agreed to the terms of a settlement and on October 8, 2012, executed settlement agreements that, if approved by the courts to which they are presented, will resolve all claims in all of the actions (the “Settlement”).

The Settlement provides that the Defendants will make net cash payments totaling approximately $9.2 million to settle all of the actions, and full and complete releases will be provided to Defendants from all plaintiffs. If approved by the courts, the Settlement will also result in additional payments to the settling stockholders totaling approximately $4.2 million, of which approximately $4 million will be paid to Fidelity.

As previously disclosed in the Q2 2012 Form 10-Q, in the second quarter of 2012, the Company recorded a charge of $6.7 million with respect to the Company’s then-estimated costs of resolving the actions, including the Company’s estimate at that time of additional payments to be made to the settling stockholders. In addition to the charge of $6.7 million it recorded in the second quarter of 2012, the Company has recorded an additional charge of $2.2 million in the third quarter of 2012 in connection with payments to be made by the Company as a result of the Settlement and the additional payments to be made to the settling stockholders. This additional charge is included within SG&A expenses in the Company’s Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2012.

There can be no assurance as to the amount, if any, of additional insurance proceeds that the Company may receive in connection with its resolution of the actions. In any event, at least $5 million of future payments to be made by the Defendants relating to these matters, including expenses, will not be covered by insurance.

The Settlement is subject to court approval.

REVLON, INC. AND SUBSIDIARIES

Item 1A. Risk Factors

In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item  1A. “Risk Factors” in Revlon, Inc.’s 2011 Form 10-K.

Item 6. Exhibits

*10.1	Stipulation of Settlement, dated October 8, 2012, by and among: (i) Richard Smutek, derivatively in the right of and for the benefit of nominal defendant Revlon, Inc.; (ii) nominal defendant Revlon, Inc.; and (iii) Ronald O. Perelman, Barry F. Schwartz, David L. Kennedy, Alan T. Ennis, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg, Ann D. Jordan, Debra L. Lee, Tamara Mellon, Kathi P. Seifert, and MacAndrews & Forbes Holdings Inc. (Revlon, Inc., together with such directors and MacAndrews & Forbes Holdings Inc., the “Defendants”).

*10.2	Stipulation and Agreement of Compromise, Settlement and Release, dated October 8, 2012, by and among: (i) the plaintiffs in the actions captioned Mercier v. Perelman, et al., C.A. No. 4532-VCL (Del. Ch.); Jurkowitz v. Perelman, et al., C.A. No. 4557-VCL (Del. Ch.); Lefkowitz v. Revlon, Inc., et al., C.A. No. 4563-VCL (Del. Ch.); Heiser v. Revlon, Inc., et al., C.A. No. 4578-VCL (Del. Ch.); Gutman v. Perelman, et al., C.A. No. 5158-VCL (Del. Ch.); Corneck v. Perelman, et al., C.A. No. 5160-VCL (Del. Ch.), which were consolidated under the caption In re Revlon, Inc. Shareholders Litigation, C.A. No. 4578-VCL (Del. Ch.); Garofalo v. Revlon, Inc., et al., C.A. No. 1:09-CV-01008-GMS (D. Del.); and Sullivan v. Perelman, et al., No. 650257/2009 (N.Y. Sup. Ct.); and (ii) the Defendants.

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated October 25, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated October 25, 2012, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated October 25, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated October 25, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2012

REVLON, INC.

Registrant

By: /s/ Steven Berns	By: /s/ Gina M. Mastantuono
Steven Berns	Gina M. Mastantuono
Executive Vice President and Chief Financial Officer	Senior Vice President, Corporate Controller and Chief Accounting Officer