Form 10-K
period 2012-12-31
REVLON INC /DE/
filed 2013-02-13
CIK 887921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $166,205,589.

As of December 31, 2012, 49,231,798 shares of Class A Common Stock and 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to shareholders in connection with its Annual Meeting of Stockholders to be held on or about June 6, 2013 are incorporated by reference into Part III of this Form 10-K.

Revlon, Inc. and Subsidiaries

Form 10-K

For the Year Ended December 31, 2012

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

The Company’s products are sold worldwide and marketed under such brand names as Revlon, including the Revlon ColorStay, Revlon Super Lustrous, Revlon Age Defying, Revlon PhotoReady and Revlon ColorBurst franchises; Almay, including the Almay Intense i-Color and Almay Smart Shade franchises; SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Mitchum in anti-perspirant deodorants; Charlie and Jean Naté in fragrances; and Ultima II and Gatineau in skincare.

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

The Company’s Business Strategy

The Company’s strategic goal is to profitably grow our business. The business strategies employed by the Company to achieve this goal are:

1.	Building our strong brands. We continue to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our retail partners.

2.	Developing our organizational capability. We continue to develop our organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training.

3.	Driving our company to act globally. We continue to drive common global processes which are designed to provide the most efficient and effective allocation of our resources.

4.	Pursue growth opportunities. We are focusing on pursuing growth opportunities with our existing brands as well as seeking to acquire brands to complement our core business.

5.	Improving our financial performance. We continue to drive our collective business activities to deliver improved financial performance.

Products

Revlon, Inc. conducts business exclusively through Products Corporation. The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company’s principal brands.

COSMETICS	HAIR	BEAUTY TOOLS	FRAGRANCE	ANTI-PERSPIRANT DEODORANTS	SKINCARE

Revlon	Revlon ColorSilk	Revlon	Charlie	Mitchum	Gatineau

Almay			Jean Naté		Ultima II

SinfulColors

Pure Ice

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

The Company sells face makeup, including foundation, powder, blush and concealers, under the Revlon brand name. Revlon Age Defying, which is targeted for women in the over-35 age bracket, incorporates the Company’s patented Botafirm ingredients to help reduce the appearance of lines and wrinkles. Revlon Age Defying with DNA Advantage foundation, powder and concealer help protect the skin’s DNA and fight visible signs of aging. The Company also markets a complete range of Revlon ColorStay liquid and powder face makeup with patented long-wearing ingredients and Revlon SoftFlex technology which provides enhanced comfort as well as a concealer with a time-release formula that continually conceals flaws, imperfections and dark circles. Revlon ColorStay Aqua Mineral makeup and finishing powder provides an instant cooling burst of hydrating coconut water for a luminous look that lasts all day. Revlon ColorStay Whipped Crème patent-pending makeup provides a mousse-like texture with a time-release formula that balances skin for a flawless look. The Revlon PhotoReady franchise, which includes primer, makeup, powder, bronzer, blush and finisher, are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light. Revlon PhotoReady Airbrush Mousse makeup goes on light as air, while providing the appearance of a perfectly blended, smooth and poreless complexion. Revlon PhotoReady Concealer is an all-over face concealer that helps cover imperfections and camouflage dark under-eye circles. Revlon PhotoReady Primers smooth skin while evening out uneven skin tone or reducing the appearance of fine lines and wrinkles. Revlon PhotoReady BB Cream Skin Perfector is a lightweight, multi-benefit beauty balm that hydrates like a moisturizer, smooths skin like a primer, covers like a foundation and blurs flaws like a concealer, while protecting skin with a broad spectrum SPF 30. Revlon PhotoReady Sculpting Brush Palette provides a palette of three complementary shades to sculpt, color and illuminate cheekbones and create a multi-dimensional look. The Revlon Nearly Naked franchise, which includes a makeup and pressed powder, provides fresh flawless skin with undetectable coverage.

The Company markets several different lines of Revlon lip makeup, including lipstick, lip gloss and lip liner, under several Revlon brand names. Revlon Super Lustrous lipstick is the Company’s flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lip gloss, and has LiquiSilk technology designed to boost moisturization using silk dispersed in emollients. Revlon ColorStay Ultimate liquid lipstick is the first and only lipcolor that has patented ColorStay long-wearing technology, which is comfortable, food-proof and wears for up to 24 hours in one simple step. Revlon ColorStay Ultimate Suede lipstick is a one-step, ultra comfortable lipstick that lasts all day and gives lips a velvety, suede look. Revlon ColorStay Mineral lipglaze is the Company’s first long-wearing lip gloss with up to eight hours of wear. Revlon Just Bitten Kissable balm stain is a pampering balm fused with a lightweight stain that provides for softer, smoother lips with a perfect flush of color. Revlon ColorBurst lipgloss is a high-shine luxurious lipgloss available in 15 shades that provides a pop of weightless color and a mirror-like shine and Revlon ColorBurst Lip Butter is a softening, smoothing and instantly hydrating lipstick and balm that is available in 20 shades.

The Company’s eye makeup products include mascaras, eyeliners, eye shadows and brow products under several Revlon brand names. In mascaras, the Company’s key franchises include Revlon Grow Luscious, which includes both a lengthening and plumping mascara with a lash enhancing formula that improves the lashes’

overall appearance and conditions with each use; Revlon Lash Fantasy Total Definition, a two-step primer and mascara with lash-separating brushes for enhanced definition; Revlon PhotoReady 3D Volume, a high-fashion, volume mascara that makes lashes look more magnified and multiplied; and Revlon ColorStay Overtime lengthening mascara, which wears for 24 hours. In eyeliners, Revlon ColorStay eyeliners deliver beautiful color that wear for up to 16 hours; and Revlon Luxurious Color liners have a smooth formula that provides rich, luxurious color. In eye shadow, Revlon ColorStay 16-hour patented long-wearing eyeshadow has silky, smooth color that does not crease, fade or smudge all day, while Revlon Luxurious Color eyeshadows, available in satin, perle, matte and diamond lust finishes, offer rich, smooth and velvety application. Revlon ColorStay smoky shadow stick is a two-step shadow that provides a smoky eye effect that lasts for up to 12 hours. Revlon PhotoReady Primer, Shadow + Sparkle include a lid smoothing primer, three expertly coordinated shadows that can be used wet or dry, and a sparkle top coat to give eyes added flare.

The Company’s nail color and nail care lines include enamels, nail art, treatments and cuticle preparations. The Company’s core Revlon nail enamel uses a formula that provides consumers with luxurious wear, application, shine and gloss in a toluene-free, formaldehyde-free and phthalate-free formula. The Company offers several nail care products, including Revlon Quick Dry Top Coat and Revlon Quick Dry Base Coat that help extend the wear and quality of a manicure. Revlon ColorStay long-wear nail enamel provides up to 11 days of lasting color and gel-like shine when used with Revlon ColorStay base and topcoat. Revlon Top Speed nail enamel is a quick dry nail color that sets in 60 seconds and is available in 32 on-trend shades. Revlon scented nail enamel is scented with various aromas when dry and is available in 16 shades. Revlon Nail Art offers a unique dual-ended package that contains everything needed to achieve a gorgeous on-trend nail art look.

Hair — Revlon: The Company sells both hair color and haircare products throughout the world. In women’s hair color, the Company markets brands, including Revlon ColorSilk, with patented ingredients which offer radiant, rich color with conditioning. Revlon Root Erase by Colorsilk includes a unique precise control applicator which erases roots and grays in 10 minutes. Revlon ColorSilk Luminista, a line extension to Revlon ColorSilk, is designed to add vibrant color and high shine to naturally dark hair. The Company’s newest hair color product, Revlon Luxurious ColorSilk Buttercream is enriched with a revolutionary ammonia-free Triple Butter Complex for nourished, hydrated and ultra-conditioned hair.

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

Within the face category, Almay Smart Shade offers patented ingredients for foundation, pressed powder primer and concealer that are designed to match consumer skin tones. The Almay Smart Shade franchise includes new Almay Smart Shade Mousse Make-Up, the Company’s first mousse make-up to instantly match skintones and Almay Smart Shade Powder blush, the first powder blush for the franchise. Almay Clear Complexion makeup, concealer, pressed powder and treatment gel, have formulas, with patented ingredients, that treat and help prevent blemishes, while providing flawless coverage. Almay TLC Truly Lasting Color makeup and pressed powder have long-wearing formulas that help nourish and protect the skin with coverage that lasts all day. Also, Almay Wake-Up liquid makeup, under-eye concealer, powder foundation,and blush + highlighter deliver a radiant, well-rested look, while offering a cooling sensation to the skin.

In eye makeup, the flagship franchise, Almay Intense i-Color, enhances and intensifies eyes through color-coordinated shades of shadow, liner and mascara for each eye color. Almay Intense i-Color Shadow Trios, which include Almay Intense i-Color Smoky-i and Almay Intense i-Color Shimmer-i kits helps the consumer to apply shadow with ease and new Almay Intense i-Color Bold Nudes that give a neutral look with a pop of color. The Almay Intense i-Color shadow stick is a dual-tipped shadow stick designed to simpify application and to provide a long-lasting, crease-free look. The new Almay Intense i-Color Liquid Shadow + Color Primer is a primer and shadow in one that can be used alone for a wash of color or under powder shadows for a more intense look. The Almay Wake-Up eyeshadow and primer is an all-in-one kit which includes a primer with a touch of caffeine to instantly brighten the eye area and three rich complementing shadows to provide a vibrant, luminous, refreshed look. The Almay Intense i-Color with light interplay technology mascara has been upgraded to double the look of lashes and intensify eye color through a patented formula with light catching minerals that do not clump or smudge. The Almay Intense i-Color pencil liner has been upgraded to further intensify eyes with new light catching minerals. The Almay One Coat mascara franchise includes products for lash thickening and visible lengthening, and the patented Almay Triple Effect mascara offers a more dramatic look. Almay One Coat Get Up & Grow mascara provides instant visible lengthening, while conditioning to promote long-term lash health. Almay eye makeup removers are offered in a range of eraser sticks, pads, liquids and towelettes.

Cosmetics — SinfulColors and Pure Ice: The Company’s SinfulColors and Pure Ice brands consist primarily of value-priced nail enamels, available in many bold, vivid and on-trend colors.

Anti-perspirant deodorants: In the anti-perspirant deodorants product category, the Company markets Mitchum anti-perspirant products, with patented ingredients, in many countries. Mitchum Advanced Control, a line of stick/solid anti-perspirants offered in five fragrances, delivers a formula featuring FreshDefense technology, which offers the highest level of active ingredient for maximum protection against wetness and odor.

Fragrances: The Company sells a selection of moderately-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances under globally-recognized brand names such as Charlie and Jean Naté.

Skincare: The Company sells skincare products in the U.S. and in global markets under globally-recognized brand names, including Revlon and Almay, and under various regional brands, including the Company’s premium-priced Gatineau brand, as well as Ultima II.

Marketing

The Company markets extensive consumer product lines principally priced in the upper range of the mass retail channel and certain other channels outside of the U.S.

The Company uses print, television and internet advertising, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company’s marketing emphasizes a uniform global image and product for its portfolio of core brands. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers customized, tailored point-of-purchase and other focused marketing programs.

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

The Company operates an extensive cosmetics research and development facility in Edison, New Jersey. The scientists at the Edison facility are responsible for all of the Company’s new product research and development worldwide and performing research for new products, ideas, concepts and packaging. The Company’s package development and engineering function is also part of the greater research and development organization and fosters a strong synergy of package and formula development which is key to a product’s success. The research and development group at the Edison facility performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.

As of December 31, 2012, the Company employed approximately 130 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2012, 2011 and 2010, the Company spent $24.2 million, $23.8 million and $24.0 million, respectively, on research and development activities.

Manufacturing and Related Operations and Raw Materials

During 2012, the Company’s cosmetics and/or personal care products were produced at the Company’s facilities in the U.S. (North Carolina and Maryland), France and South Africa and at third-party facilities around the world. In December 2012 and January 2013, the Company closed its manufacturing facilities in Maryland and France, respectively, as a result of the September 2012 Program (as hereinafter defined). For additional information regarding the September 2012 Program, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events – September 2012 Program.

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

United States. Net sales in the U.S. accounted for approximately 56% of the Company’s 2012 net sales, more than a majority of which were made in the mass retail channel. The Company also sells a broad range of its products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company’s brand names and image. As of December 31, 2012, ten (10) of such licenses were in effect relating to seventeen (17) product categories, which are marketed principally in the mass-retail distribution channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time to time.

The Company’s retail merchandisers stock and maintain the Company’s point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company’s products in retail outlets.

Outside of the United States. Net sales outside the U.S. accounted for approximately 44% of the Company’s 2012 net sales. The three countries outside the U.S. with the highest net sales were South Africa, Australia and Canada, which together accounted for approximately 18% of the Company’s 2012 net sales. The Company distributes its products through drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores, such as perfumeries. At December 31, 2012, the Company actively sold its products through wholly-owned subsidiaries established in 14 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.

Customers

The Company’s principal customers include large mass volume retailers and chain drug stores, including such well-known retailers as Walmart, Walgreens, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Boots in the U.K. Walmart and its affiliates worldwide accounted for approximately 22% of the Company’s 2012 consolidated net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. (See Item 1A. “Risk Factors – The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

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

The Company competes in selected product categories against a number of multi-national manufacturers. In addition to products sold in the mass retail channel and demonstrator-assisted channels, the Company’s products also compete with similar products sold in prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets. The Company’s competitors include, among others, L’Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. and The Estée Lauder Companies Inc. (See Item 1A. “Risk Factors – Competition in the consumer products business could have a material adverse effect on the Company’s business, financial condition and/or results of operations”).

Patents, Trademarks and Proprietary Technology

The Company considers trademark protection to be very important to its business and the Company’s trademarks are registered in the U.S. and in over 150 other countries. Significant trademarks include Revlon, Revlon ColorStay, Revlon Age Defying makeup with Botafirm, Revlon Age Defying with DNA Advantage, Revlon PhotoReady, Revlon Nearly Naked, Revlon Super Lustrous, Revlon ColorBurst, Almay, Almay Smart Shade, SinfulColors, Pure Ice, Mitchum, Charlie, Jean Naté, Revlon ColorSilk and, outside the U.S., Gatineau and Ultima II. The Company regularly renews its trademark registrations in the ordinary course of business.

The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, including Revlon ColorStay Aqua mineral makeup, Revlon ColorStay Ultimate liquid lipstick; Revlon PhotoReady makeup; Revlon Age Defying cosmetics; Almay Smart Shade makeup; Almay Intense i-Color eye makeup; Almay Clear Complexion makeup; Revlon ColorSilk hair color; Mitchum anti-perspirant; and the Revlon Pedi-Expert pedicure tool. The Company considers its proprietary technology and patent protection to be important to its business.

The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Utility patents in the U.S. are enforceable for at least 20 years and international patents are enforceable for 20 years. The patents that the Company currently has in place expire at various times between 2015 and 2032 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business in the future.

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

Industry Segments, Foreign and Domestic Operations

The Company operates in a single segment. Certain of the Company’s geographic, financial and other information is set forth in the Consolidated Statements of Income and Note 22, “Geographic, Financial and Other Information,” to the Company’s Consolidated Financial Statements in this Form 10-K.

Employees

As of December 31, 2012, the Company employed approximately 5,100 people. As of December 31, 2012, approximately 20 of such employees in the U.S. were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.

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

Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net income has historically consisted predominantly of its equity in the net income of Products Corporation, which for 2012, 2011 and 2010 was $71.2 million, $64.0 million and $324.3 million, respectively (which excluded $19.3 million, $7.4 million and $7.3 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company). Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon, Inc.’s Board of Directors.

Revlon, Inc. expects that the regular quarterly dividends on shares of Revlon, Inc.’s Series A preferred stock, par value $0.01 per share (the “Preferred Stock”), will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan (as hereinafter defined) that was contributed to Revlon, Inc. by MacAndrews & Forbes in 2009). Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the Contributed Loan. The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2011 Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the indenture governing Products Corporation’s outstanding 9 3/4% Senior Secured Notes (the “9 3/4% Senior Secured Notes Indenture”). Under the Delaware General Corporation Law, Revlon, Inc. is permitted to pay dividends only from its “surplus,” which is the excess of its total assets over the sum of its liabilities plus the aggregate par value of its outstanding capital stock, or if Revlon, Inc. has no surplus, out of its net profits for the year in which a dividend is declared and for the immediately preceding fiscal year. Additionally, Revlon, Inc. is permitted to redeem the Preferred Stock only from its surplus. In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount payable to holders of the Preferred Stock upon redemption. (See “The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and is subordinate to the Company’s indebtedness.”).

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

The terms of the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends, advancing or making distributions to Revlon, Inc. except in limited circumstances (including, without limitation, that Products Corporation is permitted to pay dividends, advance and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon, Inc.’s outstanding securities or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan). This limitation therefore restricts Revlon, Inc.’s ability to pay dividends on its Class A Common Stock.

All of the shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation’s obligations under the 2011 Credit Agreements and the 9 3/4% Senior Secured Notes Indenture. A foreclosure upon the shares of Products Corporation’s common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s Common Stock and Preferred Stock and would be a change of control under Products Corporation’s other debt instruments. (See “Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2011 Credit Agreements and the 9 3/4% Senior Secured Notes Indenture and could have other consequences”).

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2012, the Company’s total indebtedness was $1,220.7 million, primarily including $788.0 million aggregate principal amount outstanding under the 2011 Term Loan Facility (as hereinafter defined), $330.0 million in aggregate principal face amount outstanding of Products Corporation’s 9 3/4% Senior Secured Notes and $58.4 million under the Non-Contributed Loan (as hereinafter defined). Also, Revlon, Inc. has $48.6 million in liquidation preference of Preferred Stock to be paid by Revlon, Inc. at the maturity of the Preferred Stock. While Revlon, Inc. achieved net income of $51.1 million and $53.4 million for the years ended December 31, 2012 and 2011, respectively,

(which included non-cash benefits of $15.8 million and $16.9 million related to reductions of the Company’s deferred tax valuation allowance at December 31, 2012 and 2011, respectively), if the Company is unable to achieve sustained profitability and free cash flow in future periods, it could adversely affect the Company’s operations and Products Corporation’s ability to service its debt.

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

Although agreements governing Products Corporation’s indebtedness, including the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company’s current debt levels, the risks described above may increase.

Products Corporation’s ability to pay the principal of its indebtedness depends on many factors.

The 2011 Term Loan Facility matures in November 2017, the 2011 Revolving Credit Facility matures in June 2016, the 9 3/4% Senior Secured Notes mature in November 2015, the Non-Contributed Loan under the Amended and Restated Senior Subordinated Term Loan matures in October 2014 and the Contributed Loan under the Amended and Restated Senior Subordinated Term Loan matures in October 2013. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 9 3/4% Senior Secured Notes if a change of control occurs or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon, Inc. equity, seek to sell Revlon, Inc. debt securities or Products Corporation debt securities or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the 2011 Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 9 3/4% Senior Secured Notes Indenture or any of its other debt instruments (including the 2011 Credit Agreements and the Amended and Restated Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See “Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply”).

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

Agreements governing Products Corporation’s outstanding indebtedness, including the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

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

A breach of the 2011 Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2011 Credit Agreements, which would in turn constitute an event of default under the Amended and Restated Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from (i) the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan (provided that if Revlon, Inc. or Products Corporation held such majority, notice would be required from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan not held by Revlon, Inc. or Products Corporation at the time of any such decision) or (ii) the trustee or the holders of at least 30% of the outstanding principal amount of the notes under the 9 3/4% Senior Secured Notes Indenture. In addition, holders of Products Corporation’s outstanding 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 9 3/4% Senior Secured Notes Indenture. Upon a change of control, Products Corporation would be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes Indenture, to repay in full the Amended and Restated Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming all of the Preferred Stock. (See “Products Corporation’s ability to pay the principal of its indebtedness depends on many factors”). Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the 2011 Credit Agreements or the Amended and Restated Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 9 3/4% Senior Secured Notes.

Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, costs related to litigation, advertising, promotional and/or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses.

Under such circumstances, Products Corporation may be unable to comply with the provisions of Products Corporation’s debt instruments, including the financial covenants in the 2011 Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the 2011 Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may only do so on terms that are unfavorable to Products Corporation and/or Revlon, Inc.

In the event that Products Corporation is unable to obtain any such waiver or amendment, Products Corporation’s inability to meet the financial covenants or other provisions of the 2011 Credit Agreements would constitute an event of default under the 2011 Credit Agreements, which would permit the bank lenders to accelerate the 2011 Credit Agreements, which in turn would constitute an event of default under the Amended and Restated Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from (i) in the case of the Amended and Restated Senior Subordinated Term Loan Agreement, the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan (provided that if Revlon, Inc. or Products Corporation held such majority, notice would be required from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan not held by Revlon, Inc. or Products Corporation at the time of any such decision) or (ii) in the case of the 9 3/4% Senior Secured Notes Indenture, the trustee or the holders of at least 30% of the outstanding principal amount of the outstanding notes under the 9 3/4% Senior Secured Notes Indenture.

Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation is required to repurchase its outstanding 9 3/4% Senior Secured Notes or repay the Amended and Restated Senior Subordinated Term Loan or repay the 2011 Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation is unable to repay, refinance or restructure its indebtedness under the 2011 Credit Agreements and/or the 9 3/4% Senior Secured Notes, the lenders and the noteholders, as applicable, subject to certain conditions and limitations as set forth in the third amended and restated intercreditor agreement, could proceed against the collateral securing that indebtedness.

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

At December 31, 2012, the 2011 Term Loan Facility was fully drawn, with $788.0 million aggregate principal amount outstanding, and the Company had a liquidity position of $237.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of $108.0 million, as well as $129.6 million in available borrowings under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date.

The 2011 Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $140.0 million commitment if and when Products Corporation seeks to draw under the 2011 Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the 2011 Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. While Products Corporation has never had any of its lenders under the 2011 Revolving Credit Facility fail to fulfill their lending commitment, economic conditions from late 2008 through 2012 and the volatility in the financial markets during that time period have impacted the liquidity and financial condition of certain banks and financial institutions. Based on information available to the Company, the Company has no reason to believe that any of the lenders under Products Corporation’s 2011 Revolving Credit Facility would be unable to fulfill their commitments to lend as of December 31, 2012. However, if one or more lenders under the 2011 Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2012, $844.3 million of Products Corporation’s total indebtedness, or approximately 69% of Products Corporation’s total indebtedness, was subject to floating interest rates.

Under the 2011 Term Loan Facility, loans bear interest, at Products Corporation’s option, at either the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% per annum (provided that in no event shall the Eurodollar Rate (which is based upon LIBOR) be less than 1.25% per annum), or the Alternate Base Rate (as defined in the 2011 Term Loan Agreement) plus 2.50% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5% (provided that in no event shall the Alternative Base Rate be less than 2.25% per annum). At December 31, 2012, the Eurodollar Rate, LIBOR and the Alternate Base Rate were 1.25% (as a result of the Eurodollar Rate floor referred to above), 0.31% and 3.25%, respectively. Borrowings under the 2011 Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation’s option, either (i) the Eurodollar Rate plus the applicable margin set forth in the grid below, or (ii) the Alternate Base Rate (as defined in the 2011 Revolving Credit Agreement) plus the applicable margin set forth in the grid below:

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

Under the Amended and Restated Senior Subordinated Term Loan Agreement, the Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, the Company’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans.

Based on the amounts outstanding under the 2011 Credit Agreements, the Non-Contributed Loan and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2012, an increase in LIBOR of 1% would increase the Company’s annual interest expense by $8.5 million (assuming that the LIBOR Rate is above the respective floors for the 2011 Term Loan Facility and the Non-Contributed Loan). Increased debt service costs would adversely affect the Company’s cash flow. While Products Corporation may enter into interest hedging contracts, Products Corporation may not be able to do so on a cost-effective basis, any hedging transactions it might enter into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

•

the Company’s product pricing strategies for new product launches may not be accepted by its retail customers and/or its consumers, which may result in the Company’s sales being less than it anticipates; and

•

any delays or difficulties impacting the Company’s ability, or the ability of the Company’s suppliers, to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under “The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility, or at other third party facilities at which the Company’s products are manufactured, could affect the Company’s business, financial condition and/or results of operations’’ could affect the Company’s ability to ship and deliver products to meet its retail customers’ reset deadlines.

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

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2011 Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2013, including cash requirements for the payment of expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, regularly scheduled pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation.

If the Company’s anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements.

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

Walmart and its affiliates worldwide accounted for approximately 22% of the Company’s worldwide net sales in each of 2012, 2011 and 2010. The Company expects that for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. These customers have demanded, and may continue to demand, increased service and other accommodations. The Company may be affected by changes in the policies and demands of its retail customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

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

Declines in the U.S. and global financial markets could result in significant declines in the Company’s pension plan assets and result in increased pension expense and cash contributions to the Company’s pension plans. Interest rate levels will affect the discount rate used to value the Company’s year-end pension benefit obligations. One or more of these factors, individually or taken together, could impact future required cash contributions to the Company’s pension plans and pension expense. Any one or more of these conditions could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

As of December 31, 2012, the Company had operations based in 14 foreign countries and its products were sold throughout the world. The Company is exposed to the risk of changes in social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia, Eastern Europe, Latin America (including Venezuela) and South Africa, which could adversely affect the Company’s business, financial condition and/or results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, currency controls, changes in consumer purchasing habits including as to shopping channels, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

The Company’s subsidiary in Venezuela (“Revlon Venezuela”) accounted for approximately 2%, 2% and 3% of the Company’s net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP and as a result of the hyperinflationary designation and devaluation of the local currency in Venezuela, the Company’s results of operations in 2010 were adversely impacted.

Currency restrictions enacted by the Venezuelan government beginning in 2003 have impacted the ability of Revlon Venezuela to obtain U.S. dollars in exchange for local currency at the official foreign exchange rates. As a result, during 2011 and 2012, the Company used alternative foreign currency markets with less favorable exchange rates to access U.S. Dollars, which adversely impacted the Company’s results of operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela” for details).

The Company’s net sales outside of the U.S. for the years ended December 31, 2012, 2011 and 2010 were approximately 44%, 45% and 45% of the Company’s total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect the Company’s results of operations and the value of its foreign assets in 2012 and 2013, respectively, which in turn may adversely affect the Company’s reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2012, the notional amount of Products Corporation’s foreign currency forward exchange contracts was $43.9 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.

Terrorist attacks, acts of war or military actions may adversely affect the territories in which the Company operates and the Company’s business, financial condition and/or results of operations.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Benghazi, Libya, Madrid, Spain and London, England, attempted attacks, military responses to terrorist attacks and future developments, or other military actions, may adversely affect prevailing economic conditions, resulting in reduced consumer spending and reduced demand for the Company’s products. These developments subject the Company’s worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement and could have other consequences.

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

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes which are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement. A change of control constitutes an event of default under the 2011 Credit Agreements, which would permit Products Corporation’s lenders to accelerate amounts outstanding under the 2011 Credit Facilities. In addition, holders of the 9 3/4% Senior Secured Notes may require Products Corporation to repurchase their respective notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfilling its repayment obligations under the 9 3/4% Senior Secured Notes Indenture, to repay in full the Amended and Restated Senior Subordinated Term Loan, provided that Revlon, Inc. at such time has redeemed or is then concurrently redeeming the Preferred Stock.

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

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned, at December 31, 2012, approximately 78% of Revlon, Inc.’s outstanding Class A and Class B Common Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A Common Stock, Class B Common Stock and Preferred Stock). As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and Products Corporation (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation’s stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of the Company’s assets, issuances of capital stock and similar transactions.

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

Holders of Preferred Stock will not participate in any future earnings or growth of the Company’s business.

While holders of the Preferred Stock are entitled to regular quarterly dividends at an annual rate of 12.75% over the four-year term of the Preferred Stock, such holders will not benefit from increases, if any, in the value of the Company, including, without limitation, any increases due to a general economic recovery.

The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and is subordinate to the Company’s indebtedness.

The Preferred Stock ranks senior to Revlon, Inc.’s Common Stock and subordinate to all of the Company’s present and future indebtedness, including, without limitation, in the event of any liquidation, dissolution or winding up of the Company. However, pursuant to the Amended and Restated Senior Subordinated Term Loan Agreement, such loan may not be repaid prior to its respective maturity dates (which is October 8, 2013 in the case of the Contributed Loan and which is October 8, 2014 in the case of the Non-Contributed Loan) unless all shares of Preferred Stock have been, or are being, redeemed and all payments due thereon have been, or are being, paid in full. Accordingly, upon any such liquidation, dissolution or winding up of the Company prior to the respective maturity dates of the Amended and Restated Senior Subordinated Term Loan, all payments then due to:

•	debt holders (other than holders of the Amended and Restated Senior Subordinated Term Loan) will be made first;

•	holders of the Preferred Stock will be made next; and

•	holders of the Amended and Restated Senior Subordinated Term Loan will be made last.

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

The following table sets forth, as of December 31, 2012, the Company’s major manufacturing, research and warehouse/distribution facilities, all of which are owned except where otherwise noted.

Location	Use	Approximate Floor Space Sq. Ft.

Oxford, North Carolina	Manufacturing, warehousing, distribution and office (a)	1,012,000
Mississauga, Canada	Warehousing, distribution and office (leased)	195,000
Canberra, Australia	Warehousing and distribution	125,000
Edison, New Jersey	Research and office (leased)	123,000
Rietfontein, South Africa	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Warehousing and distribution (leased)	92,000

(a)	Property subject to liens under the 2011 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company’s executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2012). Management considers the Company’s facilities to be well-maintained and satisfactory for the Company’s operations, and believes that the Company’s facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange for the Exchange Offer information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon, Inc. initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the 2009 Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the 2009 Settlement Agreement.

In addition to the amended complaints in the Initial Consolidated Action and the Sullivan action, on December 21, 2009, certain of Revlon, Inc.’s then directors, a former director and MacAndrews & Forbes were named as defendants in a purported class action filed in the Chancery Court by Edward Gutman. Also on December 21, 2009, a second purported class action was filed in the Chancery Court against certain of Revlon, Inc.’s then directors and a former director by Lawrence Corneck. The Gutman and Corneck actions make allegations similar to those in the amended complaints in the Sullivan action and the Initial Consolidated Action. On January 15, 2010, the Chancery Court consolidated the Gutman and Corneck actions with the Initial Consolidated Action (the Initial Consolidated Action, as consolidated with the Gutman and Corneck actions, is hereafter referred to as the “Consolidated Action”). A briefing schedule was then set to determine the leadership structure for plaintiffs in the Consolidated Action.

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

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., certain of Revlon, Inc.’s then directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. Briefing was completed on the motions to dismiss and motion to amend and defendants requested oral argument. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement was also reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until December 21, 2012, so that the plaintiff could participate in the merits discovery in the Consolidated Action.

On May 11, 2010, a purported derivative action was filed in the U.S. District Court for the District of Delaware by Richard Smutek, derivatively and on behalf of Revlon, Inc. against Revlon, Inc.’s then directors and MacAndrews & Forbes alleging breach of fiduciary duty in allowing the Exchange Offer to proceed and failing to disclose in the Offer to Exchange certain information related to the Company’s financial results for the fiscal quarter ended September 30, 2009. On August 16, 2010, defendants moved to dismiss the complaint. Briefing on defendants’ motions to dismiss was completed on December 10, 2010. Thereafter, the parties requested oral argument on the motions to dismiss. On September 27, 2010, plaintiff filed a motion to compel discovery. In response, defendants moved to strike plaintiff’s motion to compel discovery or, in the alternative, for an extension of time for defendants to respond to plaintiff’s motion. On October 17, 2011, the U.S. District Court for the District of Delaware denied plaintiff’s motion to compel and granted defendants’ motion to strike.

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

In the second quarter of 2012, the Company recorded a charge and corresponding income from insurance proceeds related to Revlon, Inc.’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2012.

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

In the second quarter of 2012, the Company recorded a charge of $6.7 million with respect to the Company’s then-estimated costs of resolving the actions, including the Company’s estimate at that time of additional payments to be made to the settling stockholders. In addition to the charge of $6.7 million it recorded in the second quarter of 2012, the Company recorded an additional charge of $2.2 million in the third quarter of 2012 in connection with payments to be made by the Company as a result of the Settlement and the additional payments to be made to the settling stockholders. This additional charge is included within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012.

There can be no assurance as to the amount, if any, of additional insurance proceeds that Revlon, Inc. may receive in connection with its resolution of the actions. In any event, at least $5 million of future payments to be made by the Defendants relating to these matters, including expenses, will not be covered by insurance.

The Settlement is subject to court approval.

Item 4.	Mine and Safety Disclosures. Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2012 beneficially owned (i) 37,544,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (25,264,938 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company, RCH Holdings One Inc. (of which each of Mr. Perelman and The Ronald O. Perelman 2008 Trust owns 50% of the shares) and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy), and (ii) all of the outstanding 3,125,000 shares of Revlon, Inc.’s Class B Common Stock, with a par value of $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”).

Based on the shares referenced in clauses (i) and (ii) above, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, at December 31, 2012, beneficially owned approximately 76% of Revlon, Inc.’s Class A Common Stock and 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 78% of the combined Revlon, Inc. Class A and Class B Common Stock, and beneficially owned approximately 66% of the combined Revlon, Inc. Class A and Class B Common Stock and Preferred Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A and Class B Common Stock and Preferred Stock). The remaining 11,687,158 shares of Class A Common Stock and 9,336,905 shares of Preferred Stock, in each case outstanding at December 31, 2012, were owned by the public.

Revlon, Inc.’s Class A Common Stock is listed and traded on the New York Stock Exchange (the “NYSE”). As of December 31, 2012, there were 486 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2012 by Revlon, Inc. on its Common Stock. The terms of the 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.

The table below shows the high and low quarterly closing stock prices of Revlon, Inc.’s Class A Common Stock on the NYSE consolidated tape for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$17.83	$17.79	$15.45	$15.88
Low	14.18	13.55	12.81	13.93

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$15.87	$17.62	$19.25	$16.18
Low	9.67	14.68	11.72	11.32

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 – Security Ownership of Certain Beneficial Owners and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The Consolidated Statements of Income Data for each of the years in the five-year period ended December 31, 2012 and the Consolidated Balance Sheet Data as of December 31, 2012, 2011, 2010, 2009 and 2008 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The Selected Consolidated Financial Data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31, (in millions, except per share amounts)
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
Statement of Income Data:

Net sales	$1,426.1	$1,381.4	$1,321.4	$1,295.9	$1,346.8

Gross profit	919.6	888.8	866.1	821.2	855.9
Selling, general and administrative expenses	710.2	685.5	666.6	629.1	709.3
Restructuring charges and other, net	20.7	—	(0.3)	21.3	(8.4)
Operating income	188.7	203.3	199.8	170.8	155.0
Interest expense	79.1	84.9	90.5	91.5	119.7
Interest expense – preferred stock dividend	6.5	6.4	6.4	1.5	—
Amortization of debt issuance costs	5.3	5.3	5.9	5.8	5.6
Loss on early extinguishment of debt, net	—	11.2	9.7	5.8	0.7
Foreign currency losses, net	2.7	4.4	6.3	8.9	0.1
Provision for (benefit from) income taxes	43.7	36.8	(247.2)	8.3	16.1
Income from continuing operations, net of taxes	50.7	52.8	327.0	48.5	13.1
Income from discontinued operations, net of taxes	0.4	0.6	0.3	0.3	44.8
Net income	51.1	53.4	327.3	48.8	57.9
Basic income per common share:
Continuing operations	0.97	1.01	6.30	0.94	0.26
Discontinued operations	0.01	0.01	0.01	0.01	0.87

Net income	$0.98	$1.02	$6.31	$0.95	$1.13

Diluted income per common share:
Continuing operations	0.97	1.01	6.25	0.94	0.26
Discontinued operations	0.01	0.01	0.01	0.01	0.87

Net income	$0.98	$1.02	$6.26	$0.94	$1.13

Weighted average number of common shares outstanding (in millions) (f):
Basic	52.3	52.2	51.9	51.6	51.2

Diluted	52.4	52.3	52.3	51.7	51.3

	December 31, (in millions)
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
Balance Sheet Data:
Total current assets	$541.2	$518.7	$476.1	$403.6	$428.5
Total non-current assets	695.4	638.4	610.6	390.6	384.9

Total assets	$1,236.6	$1,157.1	$1,086.7	$794.2	$813.4

Total current liabilities (g)	$453.1	$335.4	$318.5	$309.3	$323.4
Redeemable preferred stock (g)	—	48.4	48.1	48.0	—
Total other non-current liabilities	1,432.8	1,466.2	1,416.5	1,470.5	1,602.8

Total liabilities	$1,885.9	$1,850.0	$1,783.1	$1,827.8	$1,926.2

Total indebtedness	$1,220.7	$1,227.7	$1,219.1	$1,248.1	$1,329.6
Total stockholders’ deficiency	(649.3)	(692.9)	(696.4)	(1,033.6)	(1,112.8)

(a)

Results for 2012 include: (1) $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program (See Note 3, “Restructuring Charges” of the Consolidated Financial Statements in this Form 10-K); and (2) an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012, as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes; and (3) an $8.9 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer (see Item 3. Legal Proceedings).

(b)

Results for 2011 include: (1) an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes; and (2) an $11.2 million loss on the early extinguishment of debt in connection with the 2011 Refinancings (as hereinafter defined) of Products Corporation’s 2010 Term Loan Facility and 2010 Revolving Credit Facility.

(c)

Results for 2010 include: (1) an increase in net income driven by a non-cash benefit of $260.6 million related to the reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010 as a result of the Company achieving three cumulative years, as well as its third consecutive year, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s then current expectations as of December 31, 2010 for the realization of such deferred tax benefits in the U.S., which is reflected in the provision for income taxes; (2) a $9.7 million loss on the early extinguishment of debt in connection with the 2010 refinancing of the Company’s 2006 bank term loan facility and revolving credit facility; and (3) a $2.8 million one-time foreign currency loss related to the required re-measurement of the balance sheet of the Company’s subsidiary in Venezuela to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. dollar, as Venezuela was designated as a highly inflationary economy effective January 1, 2010.

(d)

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

(e)

Results for 2008 include a $5.9 million gain from the sale of a non-core trademark during the first quarter of 2008, and a net $4.3 million gain related to the sale of the Mexico facility (which is comprised of a $7.0 million gain on the sale, partially offset by related restructuring charges of $1.1 million, $1.2 million of SG&A and cost of sales and $0.4 million of taxes). In addition, results for 2008 also include various other restructuring charges of $3.8 million. The results of discontinued operations for 2008 included a one-time gain of $45.2 million from the disposition of the non-core Bozzano business and certain other non-core brands, including Juvena and Aquamarine, which were sold in the Brazilian market.

(f)	Represents the weighted average number of common shares outstanding for each of the respective periods.
(g)	Total current liabilities in 2012 reflects $48.4 million related to the carrying amount of the Company’s Preferred Stock which matures on October 8, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective beginning October 1, 2012, the Company is consolidating and reporting Latin America and Canada (previously reported separately) as the combined Latin America and Canada region. As a result, 2012 and all corresponding prior year amounts have been reclassified to conform to this presentation.

For additional information regarding our business, see “Part 1, Item 1 – Business” of this Annual Report on Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in 2012 were $1,426.1 million, an increase of $44.7 million, or 3.2%, compared to $1,381.4 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations of $21.2 million, consolidated net sales increased by $65.9 million, or 4.8% in 2012 compared to 2011, driven by higher net sales in the Company’s U.S., Latin America and Canada, and Asia Pacific regions, partially offset by lower net sales in the Company’s Europe, Middle East and Africa region.

Consolidated net income in 2012 was $51.1 million, compared to $53.4 million in 2011. The decrease in consolidated net income in 2012, compared to 2011, was primarily due to:

•	$30.8 million of higher gross profit due to a $44.7 million increase in consolidated net sales, partially offset by a $13.9 million increase in cost of sales in 2012;

•	an $11.2 million loss on the early extinguishment of debt in 2011 as a result of the 2011 Refinancings (as hereinafter defined) that did not recur in 2012; and

•	a $5.8 million decrease in interest expense in 2012, primarily driven by lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing (as hereinafter defined);

•	with the foregoing more than offset by:

•

$24.7 million of higher selling, general and administrative (“SG&A”) expense primarily driven by the impact of the $8.9 million litigation loss contingency recognized in 2012 and higher insurance expense; and

•	$24.1 million of restructuring and related charges recognized in connection with the September 2012 Program (as hereinafter defined).

Recent Events

September 2012 Program

During 2012, the Company recorded charges totaling $24.1 million related to the restructuring that the Company announced in September 2012 (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012. Certain of the actions were subject to consultations with employees, works councils or unions, and government authorities, which have substantially been concluded as of December 31, 2012. Of the $24.1 million charge: (a) $20.7 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.2 million is recorded in cost of goods sold; and (d) $0.6 million is recorded in SG&A expenses. Included within the $20.7 million restructuring charges is a net non-cash pension curtailment gain of $1.5 million.

The Company expects to recognize approximately $1 million of additional charges in 2013 for a total of approximately $25 million in charges related to the September 2012 Program. The Company expects to pay cash of approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012 and the remainder is expected to be paid in 2013.

The Company expects approximately $7.5 million of cost reductions to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million.

See Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K.

Pure Ice Acquisition

On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). The Company paid $66.2 million of total consideration for the Pure Ice Acquisition in cash, comprised of $45.0 million cash on hand and $21.2 million drawn under Products Corporation’s 2011 Revolving Credit Facility. The results of operations related to the Pure Ice Acquisition are included in the Company’s consolidated financial statements commencing on the date of acquisition. As of December 31, 2012, there were no outstanding borrowings under Products Corporation’s 2011 Revolving Credit Facility (excluding $10.4 million of outstanding undrawn letters of credit).

Other Events

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2012, 2011 and 2010, the Company’s subsidiary in Venezuela (“Revlon Venezuela”) had net sales of approximately 2%, 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2012, 2011 and 2010, total assets of Revlon Venezuela were approximately 2%, 2% and 3%, respectively, of the Company’s total assets. Prior to the fire, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of: (i) products imported from the Company’s Oxford, North Carolina facility; and (ii) commencing in the first quarter of 2012, certain products imported from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

For the years ended December 31, 2012 and 2011, the Company incurred business interruption losses of $2.8 million and $9.7 million, respectively, related to the fire. Additionally, in June 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire, for total losses of $14.6 million incurred for the year ended December 31, 2011. The business interruption losses incurred in the years ended December 31, 2012 and 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the Venezuela fire ended on October 2, 2012. The business interruption losses incurred through December 31, 2012 are not indicative of future expected profits for Revlon Venezuela.

For the years ended December 31, 2012 and 2011, the Company received interim advances of $6.6 million and $19.7 million, respectively, from its insurance carrier in connection with the fire, for total cumulative receipts of $26.3 million received from the date of the fire through December 31, 2012. During the years ended December 31, 2012 and 2011, the Company recognized $2.8 million and $14.6 million, respectively, of income from insurance recoveries, which entirely offset the business interruption losses and 2011 impairment loss noted above. The income from insurance recoveries is included within SG&A expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012 and 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $8.9 million and $5.1 million as of December 31, 2012 and 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheet.

The final amount and timing of the ultimate insurance recovery is currently unknown. See Note 24, “Subsequent Events – Insurance Settlement on Loss of Inventory,” to the Consolidated Financial Statements in this Form 10-K for discussion related to the final settlement of the inventory portion of the total insurance claim.

Results of Operations

Year ended December 31, 2012 compared with the year ended December 31, 2011

In the tables, all dollar amounts are in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2012 were $1,426.1 million, an increase of $44.7 million, or 3.2%, compared to $1,381.4 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations of $21.2 million, consolidated net sales increased by $65.9 million, or 4.8% in 2012, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics beginning in July 2012. These increases were partially offset by lower net sales of fragrances and other beauty care products.

	Year Ended December 31,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$799.8	$757.4	$42.4	5.6%	$42.4	5.6%
Asia Pacific	238.9	233.4	5.5	2.4	4.4	1.9
Europe, Middle East and Africa	184.4	208.7	(24.3)	(11.6)	(8.9)	(4.3)
Latin America and Canada	203.0	181.9	21.1	11.6	28.0	15.4

Consolidated Net Sales	$1,426.1	$1,381.4	$44.7	3.2%	$65.9	4.8%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in 2012 increased 5.6% to $799.8 million, compared to $757.4 million in 2011, primarily driven by the higher net sales of Revlon color cosmetics and SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics beginning in July 2012, partially offset by lower net sales of Almay color cosmetics. Excluding the results of the recently acquired Pure Ice color cosmetics, net sales in the U.S. increased in 2012.

Asia Pacific

In Asia Pacific, net sales in 2012 increased 2.4% to $238.9 million, compared to $233.4 million in 2011. Excluding the favorable impact of foreign currency fluctuations, net sales increased $4.4 million, or 1.9%, in 2012, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, net sales increased in Japan and certain distributor territories (which together contributed 4.1 percentage points to the increase in the region’s net sales in 2012, as compared to 2011), partially offset by a decrease in net sales in China (which offset by 2.1 percentage points the increase in the region’s net sales in 2012, as compared to 2011).

Europe, Middle East and Africa

In Europe, the Middle East and Africa, net sales in 2012 decreased 11.6% to $184.4 million, compared to $208.7 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $8.9 million, or 4.3%, in 2012, primarily driven by lower net sales of fragrances and a higher returns accrual of $1.6 million recorded in 2012 related to the September 2012 Program. From a country perspective, net sales decreased in Italy, France and certain distributor territories (which together contributed 5.9 percentage points to the decrease in the region’s net sales in 2012, as compared to 2011), partially offset by an increase in net sales in South Africa (which offset by 1.2 percentage points the decrease in the region’s net sales in 2012, as compared to 2011). The decrease in the net sales in France and Italy was partially driven by the $1.6 million higher returns accrual noted above.

Latin America and Canada

In Latin America and Canada, net sales in 2012 increased 11.6% to $203.0 million, compared to $181.9 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $28.0 million, or 15.4%, in 2012, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Almay color cosmetics. From a country perspective, net sales increased throughout the region. Venezuela’s increase in net sales in 2012 was partially driven by the loss of sales during June through December 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation, which accounted for approximately one-third of the $28.0 million increase in the region’s net sales.

Gross profit:

	Year Ended December 31,
	2012	2011	Change

Gross profit	$919.6	$888.8	$30.8
Percentage of net sales	64.5%	64.3%	0.2%

The 0.2 percentage point increase in gross profit as a percentage of net sales for 2012, compared 2011, was primarily due to:

•

lower manufacturing costs, including materials and freight costs, as a result of supply chain cost reduction initiatives, which increased gross profit as a percentage of net sales by 0.6 percentage points; and

•	lower sales returns and allowances which increased gross profit as a percentage of net sales by 0.4 percentage points;

with the foregoing partially offset by:

•	the impact of product mix, which reduced gross profit as a percentage of net sales by 0.5 percentage points;

•	higher costs related to inventory obsolescence, which reduced gross profit as a percentage of net sales by 0.3 percentage points; and

•	restructuring related charges recognized in connection with the September 2012 Program, which reduced gross profit as a percentage of net sales by 0.1 percentage points.

SG&A expenses:

	Year Ended December 31,
	2012	2011	Change

SG&A expenses	$710.2	$685.5	$(24.7)

The $24.7 million increase in SG&A expenses for 2012, as compared to 2011, was driven primarily by:

•

$19.1 million of higher general and administrative expenses, principally due to the impact of the $8.9 million litigation loss contingency recognized in 2012 (see Note 19, “Commitments and Contingencies” to the Consolidated Financial Statements in this Form 10-K for further discussion), higher insurance expense and higher compensation expense; and

•	$6.9 million lower benefit from insurance proceeds related to the Venezuela fire recognized in SG&A expenses in 2012, as compared to 2011;

with the foregoing partially offset by:

•	$8.7 million of favorable impact of foreign currency fluctuations.

Restructuring charges:

	Year Ended December 31,
	2012	2011	Change

Restructuring charges	$20.7	$—	$(20.7)

During 2012, the Company recorded charges totaling $24.1 million related to the September 2012 Program, which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region. Of the $24.1 million charge: (a) $20.7 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.2 million is recorded in cost of goods sold; and (d) $0.6 million is recorded in SG&A expenses. See Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K for further discussion of the above.

Interest expense:

	Year Ended December 31,
	2012	2011	Change

Interest expense	$79.1	$84.9	$5.8
Interest expense - preferred stock dividend	$6.5	$6.4	$(0.1)

The $5.8 million decrease in interest expense (excluding interest expense related to the regular quarterly dividends on the Preferred Stock) for 2012, as compared to 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing. (See “Financial Condition, Liquidity and Capital Resources – Long Term Debt Instruments” and Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K).

In accordance with the terms of the certificate of designation of the Preferred Stock, during 2012 and 2011, Revlon, Inc. recognized $6.5 million and $6.4 million, respectively, of interest expense related to the regular quarterly dividends on the Preferred Stock.

Loss on early extinguishment of debt, net:

	Year Ended December 31,
	2012	2011	Change

Loss on early extinguishment of debt, net	$—	$11.2	$11.2

As a result of the 2011 Refinancings, the Company recognized a loss on the early extinguishment of debt of $11.2 million during 2011, due to $1.7 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.5 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

Foreign currency losses, net:

	Year Ended December 31,
	2012	2011	Change

Foreign currency losses, net	$2.7	$4.4	$1.7

The decrease in foreign currency losses, net of $1.7 million during 2012, as compared to 2011, was primarily driven by:

•

lower losses as a result of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables from the Company’s foreign subsidiaries during 2012 as compared to 2011; and

•

a foreign currency loss of $1.7 million recorded in 2011 related to the re-measurement of Revlon Venezuela’s balance sheet that did not recur in 2012. See “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela” for further discussion;

with the foregoing partially offset by:

•	$0.8 million of higher foreign currency losses related to the Company’s foreign currency forward exchange contracts (“FX Contracts”) during 2012 compared to 2011.

Provision for income taxes:

	Year Ended December 31,
	2012	2011	Change

Provision for income taxes	$43.7	$36.8	$(6.9)

The provision for income taxes in 2012 included a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. at December 31, 2012 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions. The provision for income taxes in 2011 included a non-cash benefit of $16.9 million recorded in 2011 related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions. Excluding these non-cash benefits, the provision for income taxes in 2012 was higher than 2011 primarily due to increased pre-tax income, partially offset by various discrete items, including the favorable resolution of tax matters in certain foreign jurisdictions.

The effective tax rate for 2012 is higher than the federal statutory rate of 35% due principally to: (a) foreign dividends and earnings taxable in the U.S.; and (b) the impact of certain expenses for which there is no tax benefit recognized, primarily related to the September 2012 Program and the litigation loss contingency recorded during 2012 (see Note 3, “Restructuring Charges” and Note 19, “Commitments and Contingencies” to the Consolidated Financial Statements in this Form 10-K), partially offset by the effect of the $15.8 million reduction of the deferred tax valuation allowance described above.

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

Based on the level of historical losses for certain jurisdictions within the U.S., the Company had maintained a deferred tax valuation allowance against certain of its deferred tax assets. As of December 31, 2012, the Company had experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management concluded that it was more likely than not that the Company would realize the benefits of certain of its net deferred tax assets existing at December 31, 2012 in those jurisdictions. Therefore, at December 31, 2012, the Company realized a non-cash benefit of $15.8 million related to a reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2012.

Based upon the level of historical taxable losses for certain jurisdictions outside the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets. As of December 31, 2011, the Company experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management concluded that it was more likely than not that the Company would realize the benefits of the net deferred tax assets existing at December 31, 2011 in those jurisdictions. Therefore, at December 31, 2011, the Company realized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. The Company has reflected this benefit in the tax provision and this non-cash benefit increased the Company’s net income at December 31, 2011.

As a result of the reduction of the Company’s deferred tax valuation allowance in the U.S. during 2010, as discussed below in the “Year ended December 31, 2011 compared with the year ended December 31, 2010 – Provision for (benefit from) income taxes”, the Company’s tax provision has reflected a higher effective tax rate beginning with the first quarter of 2011. However, the increase in the effective tax rate did not affect the Company’s cash taxes paid in 2011 and 2012 and will not affect the Company’s cash taxes paid thereafter until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S.

See Note 13, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further discussion of the above.

Year ended December 31, 2011 compared with the year ended December 31, 2010

In the tables, all dollar amounts are in millions and numbers in parenthesis ( ) denote unfavorable variances.

Net sales:

Consolidated net sales in 2011 were $1,381.4 million, an increase of $60.0 million, or 4.5%, compared to $1,321.4 million in 2010. Excluding the favorable impact of foreign currency fluctuations of $17.0 million, consolidated net sales increased by $43.0 million, or 3.3% in 2011, primarily driven by the inclusion of the net sales of SinfulColors color cosmetics beginning in March 2011, as well as higher net sales of Revlon and Almay color cosmetics and Revlon ColorSilk hair color. These increases were partially offset by lower net sales of Revlon beauty tools and lower net sales of other beauty care products in Venezuela as a result of the June 2011 fire at Revlon Venezuela’s facility.

	Year Ended December 31,		Change		XFX Change (a)
	2011	2010	$	%	$	%
United States	$757.4	$729.1	$28.3	3.9%	$28.3	3.9%
Asia Pacific	233.4	209.9	23.5	11.2	8.4	4.0
Europe, Middle East and Africa	208.7	200.4	8.3	4.1	4.0	2.0
Latin America and Canada	181.9	182.0	(0.1)	(0.1)	2.3	1.3

Consolidated Net Sales	$1,381.4	$1,321.4	$60.0	4.5%	$43.0	3.3%

(a)	XFX excludes the impact of foreign currency fluctuations.

United States

In the U.S., net sales in 2011 increased 3.9% to $757.4 million, compared to $729.1 million in 2010, primarily driven by the inclusion of the net sales of SinfulColors color cosmetics beginning in March 2011, as well as higher net sales of Almay color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Revlon beauty tools and Revlon color cosmetics. Excluding the results of SinfulColors color cosmetics, net sales in the U.S. increased in 2011.

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

Latin America and Canada

In Latin America and Canada, net sales in 2011 decreased 0.1% to $181.9 million, compared to $182.0 million in 2010. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.3 million, or 1.3%, in 2011, primarily driven by higher net sales of Revlon color cosmetics, partially offset by lower net sales of other beauty care products. From a country perspective, net sales increased in Argentina and Latin America Export (which together contributed 3.9 percentage points to the increase in the region’s net sales in 2011, as compared to 2010), partially offset by a decrease in net sales in Venezuela and Canada (which offset by 3.1 percentage points the increase in the region’s net sales in 2011, as compared to 2010). Venezuela’s decline in net sales was due to the loss of a significant portion of sales from June through December 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Revlon Venezuela resumed sales of imported goods on August 12, 2011; however, the Company had not recorded any sales of locally manufactured goods in Venezuela since the fire in June 2011.

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

The $18.9 million increase in SG&A expenses for 2011, as compared to 2010, was driven primarily by:

•

$17.8 million of higher general and administrative expenses primarily due to (i) the inclusion of operating expenses of SinfulColors from the date of acquisition in March 2011, (ii) higher compensation expenses, (iii) higher professional fees and (iv) higher depreciation costs; and

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

Interest expense:

	Year Ended December 31,
	2011	2010	Change

Interest expense	$84.9	$90.5	$5.6
Interest expense - preferred stock dividend	$6.4	$6.4	$—

The $5.6 million decrease in interest expense (excluding interest expense related to the regular quarterly dividends on the Preferred Stock) for 2011, as compared to 2010, was primarily due to lower weighted average borrowing rates as a result of the 2011 Refinancings. (See “Financial Condition, Liquidity and Capital Resources – 2011 Refinancings” and Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K).

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

During March 2010, Products Corporation consummated the refinancing of its 2006 bank term loan facility and its 2006 revolving credit facility (together referred to as the “2010 Refinancing”). As a result of the 2010 Refinancing, the Company recognized a loss on the early extinguishment of debt of $9.7 million during 2010, primarily due to $5.9 million of fees and expenses which were expensed as incurred in connection with the 2010 Refinancing, as well as the write-off of $3.8 million of unamortized deferred financing fees as a result of such refinancing.

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

•	$2.0 million of lower foreign currency losses related to the Company’s FX Contracts during 2011 compared to 2010;

with the foregoing partially offset by:

•	the unfavorable impact of the revaluation of certain U.S. dollar-denominated intercompany payables from the Company’s foreign subsidiaries compared to 2010.

Provision for (benefit from) income taxes:

	Year Ended December 31,
	2011	2010	Change

Provision for (benefit from) income taxes	$36.8	$(247.2)	$(284.0)

The provision for income taxes in 2011 included a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as discussed above in “Results of Operations – Provision for Income Taxes”. The benefit for income taxes in 2010 included a non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. Excluding these non-cash benefits, the provision for income taxes in 2011 was higher than 2010 primarily due to higher deferred tax expense for the U.S. in 2011 due to the reduction of the valuation allowance in the U.S. on December 31, 2010 and higher pre-tax income in the U.S. in 2011. In addition, the provision for income taxes in 2010 benefited from various discrete items, including the favorable resolution of tax matters in the U.S. and certain foreign jurisdictions, that did not recur in 2011.

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

Based upon the level of historical taxable losses for the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets in the U.S. As of December 31, 2010, the Company had experienced improved earnings trends and had cumulative taxable income. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets were recoverable, management concluded that it was more likely than not that the Company would realize the benefits of the net deferred tax assets existing at December 31, 2010. Therefore, at December 31, 2010, the Company realized a non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net U.S. deferred tax assets at December 31, 2010. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2010.

See Note 13, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further discussion of the above.

Financial Condition, Liquidity and Capital Resources

At December 31, 2012, the Company had liquidity of $237.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of $108.0 million, as well as $129.6 million in available borrowings under the 2011 Revolving Credit Facility (based upon the borrowing base less $10.4 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date).

Cash Flows

At December 31, 2012, the Company had cash and cash equivalents of $116.3 million, compared with $101.7 million at December 31, 2011. The following table summarizes the Company’s cash flows from operating, investing and financing activities for 2012, 2011 and 2010 (all amounts are in millions):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$104.1	$88.0	$97.2
Net cash used in investing activities	(86.3)	(52.6)	(14.9)
Net cash used in financing activities	(3.4)	(7.5)	(62.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	(2.9)	2.7

Net cash provided by operating activities was $104.1 million, $88.0 million and $97.2 million for 2012, 2011 and 2010, respectively. As compared to 2011, cash provided by operating activities in 2012 was impacted by favorable changes in working capital and lower cash interest paid, partially offset by the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs. As compared to 2010, cash provided by operating activities in 2011 was impacted by higher interest payments, increased permanent display spending and increased pension contributions.

Net cash used in investing activities was $86.3 million, $52.6 million and $14.9 million for 2012, 2011 and 2010, respectively.

Net cash used in investing activities for 2012 included:

•	$66.2 million for the Pure Ice Acquisition; and

•	$20.9 million used for capital expenditures.

Net cash used in investing activities for 2011 included:

•

$39.0 million for the SinfulColors Acquisition (as hereinafter defined). On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”); and

•	$13.9 million used for capital expenditures.

Net cash used in investing activities in 2010 included $15.2 million of capital expenditures.

Net cash used in financing activities was $3.4 million, $7.5 million and $62.8 million for 2012, 2011 and 2010, respectively.

Net cash used in financing activities for 2012 included:

•	an aggregate $8.0 million of scheduled amortization payments on the 2011 Term Loan Facility in 2012;

with the foregoing partially offset by:

•	a $6.3 million increase in short term borrowings and overdraft.

Net cash used in financing activities for 2011 included:

•	payment of the $4.3 million of fees incurred in connection with the 2011 Refinancings; and

•	an aggregate $4.0 million of scheduled amortization payments on the 2011 Term Loan Facility in 2011;

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

Net cash used in financing activities for 2010 included:

•

cash used for repayment of $815.0 million remaining aggregate principal amount of Products Corporation’s 2006 bank term loan facility, partially offset by cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2010 Term Loan Facility, or $786.0 million, net of discounts;

•	an aggregate $6.0 million of scheduled amortization payments on the 2010 Term Loan Facility in 2010; and

•

payment of financing costs of $17.5 million, which was primarily comprised of (i) the payment of $15.3 million of fees incurred in connection with the 2010 refinancing of Products Corporation’s 2006 bank term loan facility and revolving credit facility and (ii) the payment of the remaining balance of $1.7 million of the $25.1 million of fees incurred in connection with the refinancing of Products Corporation’s 9 1/2% Senior Notes in November 2009 with the 9 3/4% Senior Secured Notes due November 2015.

2012 Debt Transaction

Products Corporation was party to the Senior Subordinated Term Loan Agreement, consisting of (i) the $58.4 million Non-Contributed Loan (as hereinafter defined) which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes, and which matures on October 8, 2014, and (ii) the $48.6 million Contributed Loan (as hereinafter defined), which remains due from Products Corporation to Revlon, Inc. and which matures on October 8, 2013. On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”) to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Amended and Restated Senior Subordinated Term Loan Agreement and Redeemable Preferred Stock” below for further discussion of the above.

2011 Refinancings

In the second quarter of 2011, Products Corporation consummated refinancing of its 2010 Term Loan Facility with the 2011 Term Loan Facility and Products Corporation’s 2010 Revolving Credit Facility with the 2011 Revolving Credit Facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities.

In May 2011, Products Corporation consummated a refinancing of the 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with a 6.5-year, $800.0 million term loan facility due November 19, 2017 (the “2011 Term Loan Facility”). Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. Products Corporation incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.

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

2011 Term Loan Facility

Under the 2011 Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25%) and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.50% (with the Alternate Base Rate not to be less than 2.25%). Prior to the November 2017 termination date of the 2011 Term Loan Facility, on September 30, December 31, March 31 and June 30 of each year, Products Corporation is required to repay $2 million of the principal amount of the term loans outstanding under the 2011 Term Loan Facility on each respective date. For other prepayment terms (including, without limitation, the requirement to pre-pay the 2011 Term Loan Facility with 50% of Products Corporation’s “excess cash flow”, commencing with excess cash flow for the 2012 fiscal year payable in the first 100 days of 2013, which prepayments are applied to reduce Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities), see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K. In addition to its regularly scheduled $2.0 million principal repayment due on March 31, 2013, prior to April 10, 2013, Products Corporation will also be required to repay approximately $19.5 million of indebtedness under the 2011 Term Loan Facility, representing 50% of its 2012 “excess cash flow” (as defined under the 2011 Term Loan Agreement), which repayment would satisfy Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities beginning in June 2013 through September 2015.

The 2011 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2011 Term Loan Facility that is not junior or subordinated to the liens securing the 2011 Term Loan Facility (excluding debt outstanding under the 2011 Revolving Credit Facility) to EBITDA), to no more than 4.0 to 1.0 for each period of four consecutive fiscal quarters during the period from June 30, 2011 to such facility’s November 2017 maturity date.

Under certain circumstances, Products Corporation has the right to request the 2011 Term Loan Facility to be increased by up to $300 million, provided that the lenders are not committed to provide any such increase.

The 2011 Term Loan Facility matures on November 19, 2017; provided, however, it will mature on August 15, 2015 if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date. See “2013 Senior Notes Refinancing” below for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

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

Local Loans bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. dollars at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. dollars at the Alternate Base Rate plus the applicable margin set forth in the grid above. For other fees payable to the lenders under the 2011 Revolving Credit Facility (including, without limitation, a commitment fee of 0.375% of the average daily unused portion of the 2011 Revolving Credit Facility), see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.

For prepayment terms under the 2011 Revolving Credit Facility, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.

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

The 2011 Revolving Credit Facility matures on June 16, 2016; provided, however, it will mature on August 15, 2015 if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date. See “2013 Senior Notes Refinancing” below for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

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

The events of default under the 2011 Credit Facilities include customary events of default for such types of agreements. For a description of the events of defaults, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K. If Products Corporation is in default under the senior secured leverage ratio under the 2011 Term Loan Facility or the consolidated fixed charge coverage ratio under the 2011 Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right two times in any four-quarter period.

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement upon closing the respective 2011 Refinancings and as of December 31, 2012. At December 31, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $788.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $129.6 million. During 2012 and 2011, the average borrowings outstanding under the 2011 Revolving Credit Facility were $4.1 million and $5.8 million, respectively.

For further detail regarding the 2011 Refinancings, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.

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

The 9 3/4% Senior Secured Notes bear interest at an annual rate of 9 3/4%, which is payable on May 15 and November 15 of each year, requiring bi-annual interest payments of $16.1 million on each interest payment date, based on the $330.0 million aggregate principal face amount of the 9 3/4% Senior Secured Notes outstanding as of December 31, 2012.

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

The 9 3/4% Senior Secured Notes Indenture contains covenants that, among other things, limit (i) the issuance of additional debt and redeemable stock by Products Corporation; (ii) the incurrence of liens; (iii) the issuance of debt and preferred stock by Products Corporation’s subsidiaries; (iv) the payment of dividends on capital stock of

Products Corporation and its subsidiaries and the redemption of capital stock of Products Corporation and certain subordinated obligations; (v) the sale of assets and subsidiary stock by Products Corporation; (vi) transactions with affiliates of Products Corporation; (vii) consolidations, mergers and transfers of all or substantially all of Products Corporation’s assets; and (viii) certain restrictions on transfers of assets by or distributions from subsidiaries of Products Corporation. All of these limitations and prohibitions, however, are subject to a number of qualifications and exceptions, which are specified in the 9 3/4% Senior Secured Notes Indenture. Products Corporation was in compliance with all applicable covenants under its 9 3/4% Senior Secured Notes Indenture as of December 31, 2012.

For further discussion regarding the 9 3/4% Senior Secured Notes, due November 2015, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.

See “2013 Senior Notes Refinancing” below for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

Amended and Restated Senior Subordinated Term Loan and Redeemable Preferred Stock

In October 2009, Revlon, Inc. consummated a voluntary exchange offer transaction (the “2009 Exchange Offer’), in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan (the “Contributed Loan”), representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Revlon, Inc.’s Class A Common Stock exchanged in the 2009 Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. Also upon consummation of the 2009 Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date of the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013, to change the annual interest rate on the Contributed Loan from 11% to 12.75%, to extend the maturity date of the $58.4 million principal amount of the Senior Subordinated Term Loan which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

Each share of Preferred Stock issued in the 2009 Exchange Offer has a liquidation preference of $5.21 per share, is entitled to receive a 12.75% annual dividend payable quarterly in cash and is mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference at maturity, in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments. Each share of Preferred Stock has the same voting rights as a share of Class A Common Stock, except with respect to certain mergers.

In connection with the 2009 Exchange Offer, the Preferred Stock was recorded by Revlon, Inc. as a long-term liability at its fair value of $47.9 million. The total amount to be paid by Revlon, Inc. at maturity is $48.6 million, which represents the $5.21 liquidation preference for each of the 9,336,905 shares of Preferred Stock issued in the 2009 Exchange Offer.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into the Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

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

•

insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) through October 31, 2013 with a prepayment premium based on a formula designed to provide the assignees of the Non-Contributed Loan with the present value, using a discount rate of 75 basis points over U.S. Treasuries, of the principal, premium and interest that would have accrued on the

Non-Contributed Loan from any such prepayment date through October 31, 2013 (provided that, pursuant to the loan’s terms (both before and after giving effect to these amendments), no portion of the principal amount of the Non-Contributed Loan may be repaid prior to its October 8, 2014 maturity date unless and until all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full), (ii) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (iii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

•	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

For further discussion regarding the Amended and Restated Senior Subordinated Term Loan, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.

Impact of Foreign Currency Translation – Venezuela

For the years ended December 31, 2012, 2011 and 2010, Revlon Venezuela had net sales of approximately 2%, 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2012 and 2011, total assets of Revlon Venezuela were approximately 2% and 2%, respectively, of the Company’s total assets.

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

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011 (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

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

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit. The 2011 Credit Agreements, the 9 3/4% Senior Secured Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in 2012 were $29.8 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for 2013. The Company’s cash taxes paid in 2012 were $18.0 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for 2013. The Company’s purchases of permanent wall displays and capital expenditures in 2012 were $43.2 million and $20.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for 2013 to be approximately $50 million and $25 million, respectively. The Company has undertaken, and continues to assess, refine and implement steps to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.

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

The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2013, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management, retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

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

Revlon, Inc. expects that the payment of the regular quarterly dividends on its Preferred Stock will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes in connection with consummating the 2009 Exchange Offer), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law. Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law. The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2011 Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the 9 3/4% Senior Secured Notes Indenture.

In accordance with the terms of the certificate of designation of the Preferred Stock, during 2012, Revlon, Inc. paid to holders of record of the Preferred Stock an aggregate of $6.2 million of regular quarterly dividends on the Preferred Stock. In addition, on January 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 28, 2012 the regular quarterly dividend in the amount of $0.167016 per share, or $1.6 million in the aggregate, for the period from October 9, 2012 through January 8, 2013.

Products Corporation enters into FX Contracts and foreign currency option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2012, the notional amount and fair value of FX Contracts outstanding was $43.9 million and $(0.3) million, respectively.

2013 Senior Notes Refinancing

On February 8, 2013, Products Corporation successfully completed its previously-announced offering, pursuant to an exemption from registration under the Securities Act, of $500 million aggregate principal amount of 5 3/4% Senior Notes due 2021 (the “5 3/4% Senior Notes”). The 5 3/4% Senior Notes are unsecured and were issued to investors at par. The 5 3/4% Senior Notes will mature on February 15, 2021. Interest on the 5 3/4% Senior Notes will accrue at 5 3/4% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013.

The 5 3/4% Senior Notes were issued pursuant to an Indenture (the “Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s 2011 Term Loan Facility and 2011

Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors have issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5 3/4% Senior Notes and the Indenture on a senior unsecured basis. The holders of the 5 3/4% Senior Notes and the Guarantees will have certain registration rights pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of the Closing Date, by and among Products Corporation, the Guarantors and the representatives of the several initial purchasers of the 5 3/4% Senior Notes.

Products Corporation used the net proceeds from the issuance of the 5 3/4% Senior Notes to: (i) pay the tender offer consideration, including applicable consent payments, in connection with Products Corporation’s cash tender offer to purchase any and all of the $330 million outstanding aggregate principal amount of its 9 3/4% Senior Secured Notes due November 2015 (discussed in more detail below); (ii) pay the applicable premium and accrued interest, along with related fees and expenses, on the 9 3/4% Senior Secured Notes that are subsequently redeemed by Products Corporation following the tender offer; and (iii) pay applicable fees and expenses incurred in connection with the issuance of the 5 3/4% Senior Notes, the tender offer and any redemption. Products Corporation expects to use the remaining balance available from the issuance of the 5 3/4% Senior Notes for general corporate purposes, including debt reduction transactions such as repaying a portion of its 2011 Term Loan Facility due November 2017 and repaying the Contributed Loan portion of its Amended and Restated Senior Subordinated Term Loan at maturity in October 2013.

Tender Offer

On February 8, 2013, Revlon, Inc. also announced the early tender results for Products Corporation’s previously-announced cash tender offer and consent solicitation (the “Tender Offer”) to purchase any and all of its 9 3/4% Senior Secured Notes due 2015. As of 11:59 p.m., New York City time, on February 7, 2013 (the “Consent Date”), holders of the 9 3/4% Senior Secured Notes had validly tendered and not withdrawn $192.4 million aggregate principal amount of such 9 3/4% Senior Secured Notes (the “Consent Notes”), which represent approximately 58% of the $330.0 million aggregate principal amount of the 9 3/4% Senior Secured Notes outstanding. In addition, on the Closing Date, Products Corporation effected a covenant defeasance on the balance of the 9 3/4% Senior Secured Notes by entering into a supplemental indenture to the indenture governing the 9 3/4% Senior Secured Notes, which pursuant to the Tender Offer, eliminated substantially all of the covenants and certain events of default under such indenture. Products Corporation will redeem on March 11, 2013 the aggregate principal amount of 9 3/4% Senior Secured Notes that may be outstanding on such date.

Ranking

The 5 3/4% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s unsubordinated, unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari passu in right of payment with all existing and future senior debt of such Guarantor.

The 5 3/4% Senior Notes and the Guarantees will rank effectively junior to Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “Non-Guarantor Subsidiaries”), none of which will guarantee the 5 3/4% Senior Notes.

Optional Redemption

On and after February 15, 2016, the 5 3/4% Senior Notes may be redeemed at the option of Products Corporation, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to the date of redemption, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Percentage

2016	104.313%

2017	102.875%

2018	101.438%

2019 and thereafter	100.000%

Products Corporation may redeem the 5 3/4% Senior Notes at its option at any time or from time to time prior to February 15, 2016, as a whole or in part, at a redemption price per 5 3/4% Senior Note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest (if any) to the date of redemption, plus (3) the applicable premium based on the applicable treasury rate plus 75 basis points.

Prior to February 15, 2016, Products Corporation may, from time to time, redeem up to 35% of the aggregate principal amount of the 5 3/4% Senior Notes and any additional notes with, and to the extent Products Corporation actually receives, the net proceeds of one or more equity offerings from time to time, at 105.75% of the principal amount thereof, plus accrued interest to the date of redemption.

Change of Control

Upon the occurrence of specified change of control events, Products Corporation will be required to make an offer to purchase all of the 5 3/4% Senior Notes. The purchase price will be 101% of the outstanding principal amount of the 5 3/4% Senior Notes as of the date of any such repurchase plus accrued and unpaid interest to the date of repurchase.

Certain Covenants

The Indenture limits Products Corporation’s and the Guarantors’ ability, and the ability of certain other subsidiaries, to:

•	incur or guarantee additional indebtedness (“Limitation on Debt”);

•	pay dividends, make repayments on indebtedness that is subordinated in right of payment to the 5 3/4% Senior Notes and make other “restricted payments” (“Limitation on Restricted Payments”);

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company (“Successor Company”);

•	transfer and sell assets (“Limitation on Asset Sales”); and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries (“Limitation on Dividends from Subsidiaries”).

These covenants are subject to important qualifications and exceptions. The Indenture also contains customary affirmative covenants and events of default.

In addition, if during any period of time the 5 3/4% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant.

Registration Rights

On the Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5 3/4% Senior Notes entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5 3/4% Senior Notes, that Products Corporation will, at its cost, among other things: (i) file a registration statement with respect to the 5 3/4% Senior Notes within 150 days after the Closing Date to be used in connection with the exchange of the 5 3/4% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5 3/4% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act within 210 days after the Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5 3/4% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Closing Date. In addition, under certain circumstances, Products Corporation may be required to file a shelf registration statement to cover resales of the 5 3/4% Senior Notes. If Products Corporation fails to satisfy such obligations, it will be obligated to pay additional interest to each holder of the 5 3/4% Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5 3/4% Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements have been satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5 3/4% Senior Notes that are subject to transfer restrictions.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual obligations and commercial commitments that affect the Company’s financial condition and liquidity position as of December 31, 2012:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt, including current portion (a)	$1,176.4	$21.5	$390.9	$764.0	—

Redeemable preferred stock(b)	48.6	48.6	—	—	—

Interest on long-term debt (c)	294.0	83.0	142.4	68.6	—

Preferred stock dividend (d)	6.2	6.2	—	—	—

Capital lease obligations	5.6	2.5	2.8	0.3	—

Operating leases	62.8	18.1	20.1	9.3	15.3

Purchase obligations (e )	73.1	73.1	—	—	—

Other long-term obligations (f)	67.7	48.2	13.4	6.1	—

Total contractual obligations	$1,734.4	$301.2	$569.6	$848.3	$15.3

(a)

Amount includes the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of December 31, 2012, which loan matures on October 8, 2014 and bears interest at at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor.

(b)

Reflects the Preferred Stock issued in the 2009 Exchange Offer, which has a liquidation preference of $5.21 per share. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference payable at maturity on October 8, 2013.

(c)

Consists of interest through the respective maturity dates on (i) the $788.0 million in aggregate principal amount outstanding under the 2011 Term Loan Facility based upon assumptions regarding the amount of debt outstanding under the 2011 Term Loan Agreement; (ii) the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan; based on interest rates under such debt agreements as of December 31, 2012.

(d)	Reflects the 12.75% annual cash dividend, payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having lawfully available funds to effect such payments.
(e)

Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(f)

Consists primarily of media and advertising contracts, pension funding obligations (amount due within one year only, as subsequent pension funding obligation amounts cannot be reasonably estimated since the return on pension assets in future periods, as well as future pension assumptions, are not known), software licensing agreements and obligations related to third-party warehousing services. Such amounts exclude employment agreements, severance and other immaterial contractual commitments, which severance and other contractual commitments related to restructuring activities are discussed under “Recent Events – September 2012 Program”.

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

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of income and comprehensive income when received.

Sales Returns:

The Company allows customers to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon historical returns experience, planned product discontinuances and promotional sales, which would permit customers to return items based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.

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

The Company selected a weighted-average discount rate of 3.78% in 2012, representing a decrease from the 4.38% weighted-average discount rate selected in 2011 for the Company’s U.S. defined benefit pension plans. The Company selected a weighted-average discount rate for the Company’s international defined benefit pension plans of 4.33% in 2012, representing a decrease from the 4.77% weighted-average discount rate selected in 2011. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2012 were primarily due to decreasing long-term interest yields on high-quality corporate bonds during 2012. At December 31, 2012, the decrease in the discount rates from December 31, 2011 had the effect of increasing the Company’s projected pension benefit obligation by approximately $51 million. For 2013, the Company expects that the aforementioned decrease in the discount rate will have the effect of decreasing the net periodic benefit cost for its U.S. and international defined benefit pension plans by approximately $2.0 million, as compared to the net periodic benefit cost for 2012.

Each year during the first quarter, the Company selects an expected long-term rate of return on its pension plan assets. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 7.75% and 8.00% for 2012 and 2011, respectively. The weighted average expected long-term rate of return used for the Company’s international plans was 6.22% and 6.25% for 2012 and 2011, respectively.

The table below reflects the Company’s estimates of the possible effects of changes in the discount rates and expected long-term rates of return on its 2012 net periodic benefit costs and its projected benefit obligation at December 31, 2012 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$(0.1)	$(21.3)	$0.1	$22.1
Expected long-term rate of return	(1.1)	—	1.1	—

The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in both 2012 and 2011 was 3.0% and 3.5%, respectively, for the U.S. defined benefit pension plans, excluding the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to the plan amendments made in May 2009.

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

Goodwill:

Goodwill totaled $217.8 million and $194.7 million as of December 31, 2012 and 2011, respectively. The Company operates in one operating segment and one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of its goodwill has been assigned to the enterprise as a whole. The determination of the fair value of goodwill requires management to make estimates and assumptions. Goodwill is reviewed for impairment annually, using September 30th carrying values. As the Company has a negative carrying value, management performed an assessment of qualitative factors and concluded that it is more likely than not that a goodwill impairment does not exist. The Company did not record any impairment of goodwill during the years ended December 31, 2012, 2011 or 2010. In addition, the Company assesses potential impairments to goodwill when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recovered. As of December 31, 2012, there have been no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing.

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

The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The Company has established valuation allowances for deferred tax assets when management has determined that it is not more likely than not that the Company will realize a tax benefit. In 2010, the Company recognized a non-cash benefit of $260.6 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets in the U.S. at December 31, 2010. In 2011, the Company recognized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets in certain jurisdictions outside the U.S. at December 31, 2011. In 2012, the Company recognized a non-cash benefit of $15.8 million related to a reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for (benefit from) income taxes,” for further discussion.

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

Inflation

The Company’s costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the U.S. and in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina and Venezuela, which have experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its costs and working capital levels.

Effective January 1, 2010, the Company determined that the Venezuelan economy should be considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). (See “Financial Condition, Liquidity and Capital Resources – Impact of Foreign Currency Translation – Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on January 8, 2010).

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under the 2011 Term Loan Facility, 2011 Revolving Credit Facility and the Amended and Restated Senior Subordinated Term Loan. The Company manages interest rate risk through the use of a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio.

The table below provides information about the Company’s indebtedness that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2012. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected maturity date for the year ended December 31, (dollars in millions, except for rate information)							Total	Fair Value December 31, 2012
	2013	2014		2015	2016	2017	Thereafter

Debt

Short-term variable rate (various currencies)	$5.0							$5.0	$5.0
Average interest rate (a)	6.2%

Long-term fixed rate – third party ($US)	48.6 (b)			$330.0				378.6	396.5
Average interest rate	12.75%			9.75%
Long-term variable rate – third party ($US)	21.5	58.4	(c)	2.5	8.0	$756.0	$—	846.4	849.4
Average interest rate (a)(d)	4.8%	8.5%		4.8%	4.8%	4.9%	—

Total debt	$75.1	$58.4		$332.5	$8.0	$756.0	$—	$1,230.0	$1,250.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. dollar LIBOR yield curves at December 31, 2012.
(b)

Represents the $48.6 million to be paid by Revlon, Inc. at maturity on October 8, 2013 for the Preferred Stock issued in the 2009 Exchange Offer, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law to effect such payments. Annual cash dividends of 12.75% on the Preferred Stock are payable quarterly over the four-year term of the Preferred Stock, subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law to effect such payments.

(c)

Represents the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of December 31, 2012, which loan matures on October 8, 2014.

(d)

The 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 1.25% per annum). The Non-Contributed Loan bears interest at at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2012	Fair Value December 31, 2012

Sell Canadian Dollars/Buy USD	0.9971	$18.8	$18.7	$(0.1)
Sell Australian Dollars/Buy USD	1.0151	13.5	13.3	(0.2)
Sell South African Rand/Buy USD	0.1164	6.2	6.3	0.1
Buy Australian Dollars/Sell New Zealand Dollars	1.2745	4.6	4.5	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1290	0.6	0.6	—
Sell New Zealand Dollars/Buy USD	0.8042	0.2	0.2	—

Total forward contracts		$43.9	$43.6	$(0.3)

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Revlon, Inc.’s management determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective.

KPMG LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2012, has issued a report on the Company’s internal control over financial reporting. This report appears on page F-3.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

See Item 7, “Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources – 2013 Senior Notes Refinancing.”

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2012, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company’s actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates (whether qualitative or quantitative) as to:

(i) the Company’s future financial performance;

(ii) the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; retailer inventory management; retailer space reconfigurations or reductions in retailer display space; changes in retailer pricing or promotional strategies; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of retail space, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii) the Company’s belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2011 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv) the Company’s expectations regarding its strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build its strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with its retail partners; (b) continuing to develop its organizational capability through attracting, retaining and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of its resources; (d) focusing on pursuing growth opportunities with the Company’s existing brands as well as seeking to acquire brands to complement the Company’s core business; and (e) continuing to drive the Company’s collective business activities to deliver improved financial performance;

(v) the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation, the Company’s expectation that approximately $7.5 million of cost reductions associated with the September 2012 Program are expected to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million; the Company’s expectation to recognize approximately $1 million in additional charges in 2013, for a total of approximately $25 million in charges related to the September 2012 Program; and the Company’s expectation that the total cash paid related to the September 2012 Program will be approximately $24 million, of which $3.8 million was paid in 2012 and the remainder is expected to be paid in 2013;

(vi) the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation’s 2011 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2013, including the cash requirements referred to in item (viii) below;

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

(viii) the Company’s expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material) and costs related to litigation; and its estimates of the amount and timing of its operating expenses, debt service payments (including payments required under Products Corporation’s debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures, restructuring costs and payments, severance costs and payments, debt repurchases and costs related to litigation;

(ix) the Company’s expectation to use the remaining balance available from the 5 3/4% Senior Notes issuance for general corporate purposes, including debt reduction transactions such as repaying a portion of its 2011 Term Loan Facility due November 2017 and repaying the Contributed Loan Portion of its Amended and Restated Senior Subordinated Term Loan at maturity in October 2013;

(x) matters concerning the Company’s market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from the non-performance by the counterparty would not be material;

(xi) the Company’s expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of accounts receivable and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xii) the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xiii) the Company’s expectation that the payment of the regular quarterly dividends on the Preferred Stock will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes in connection with consummating the 2009 Exchange Offer), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law, and its expectation of paying the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law;

(xiv) the Company’s belief that it maintains comprehensive property insurance, as well as business interruption insurance; and the Company’s belief that the business interruption losses incurred through December 31, 2012 are not indicative of future business interruption losses for insurance purposes or future expected profits for Revlon Venezuela;

(xv) the Company’s expectation and belief that: (a) as a result of its improved earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management concluded that it was more likely than not that the Company would realize the benefits of the net deferred tax assets existing at December 31, 2011 in certain jurisdictions outside the U.S., and that it was more likely than not that the Company would realize the benefits of certain of its net deferred tax assets existing at December 31, 2012 in certain jurisdictions within the U.S. and (b) the increase in the effective tax rate will not affect the Company’s cash taxes paid after 2012 until the Company has fully used its tax loss carryforwards and other tax attributes in the U.S.;

(xvi) the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; and

(xvii) the Company’s belief that the actions arising out of the Exchange Offer are without merit and that it has meritorious defenses to the asserted claims in the actions.

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

Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2013 and 2012 (which, among other places, can be found on the SEC’s website at http://www.sec.gov, as well as on the Company’s corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-K, the information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company’s filings with the SEC, including this filing, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i) unanticipated circumstances or results affecting the Company’s financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the cosmetics category in the mass retail channel; changes in consumer preferences, such as reduced consumer demand for the Company’s color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected retail customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as retailer inventory management and greater than anticipated retailer space reconfigurations or reductions in retail space and/or product discontinuances or a greater than expected impact from retailer pricing or promotional strategies; and changes in the competitive environment and actions by the Company’s competitors, including business combinations, technological breakthroughs, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors, including increases in share in the mass retail channel;

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

(iv) difficulties, delays or unanticipated costs in achieving the Company’s strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or the Company’s inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers and/or retail customers, less than expected acceptance of its advertising, promotional and/or marketing plans by its consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of its brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop its organizational capability; (c) difficulties, delays or unanticipated costs in connection with its plans to drive the Company to act globally, such as due to higher than anticipated levels of investment required to support and build its brands globally or less than anticipated results from its national and multi-national brands; (d) difficulties, delays or unanticipated costs in connection with its plans to pursue growth opportunities with the Company’s existing brands, such as due to those reasons set forth in clause (iv)(a) above, and/or acquire brands to complement the Company’s core business, such as difficulties, delays or unanticipated costs in consummating, or its inability to consummate, transactions to acquire new brands; and/or (e) difficulties, delays or unanticipated costs in continuing to drive the Company’s collective business activities to deliver improved financial performance;

(v) difficulties, delays or unanticipated costs or charges or less than expected savings and other benefits resulting from the Company’s restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program and the risk that any of such programs may not satisfy the Company’s objectives;

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

(viii) higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions; post-retirement benefit plan contributions; and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and/or costs related to litigation;

(ix) difficulties, delays in or Products Corporation’s inability to use proceeds from the issuance of the 5 3/4% Senior Notes for debt reduction transactions, whether due to market conditions or otherwise;

(x) interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(xi) difficulties, delays or the inability of the Company to efficiently manage its working capital;

(xii) lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

(xiii) difficulties, delays or the inability of the Company to pay the quarterly dividends or the liquidation preference on the Preferred Stock, such as due to the unavailability of funds from Products Corporation related to its payments to Revlon, Inc. under the Contributed Loan or the unavailability of sufficient surplus or net profits to make such dividend payments in accordance with Delaware law or the unavailability of sufficient surplus to make such liquidation preference payments in accordance with Delaware law;

(xiv) less than expected insurance proceeds related to the fire at Revlon Venezuela’s facility, and/or greater than expected lost net sales and/or profts lost as a result of the business interruption;

(xv) unexpected significant variances in the Company’s cash taxes paid, tax provision and effective tax rate and/or changes in the Company’s earnings trends, tax position or future taxable income that may impact the amount or timing of the Company’s realization of the benefits of the net deferred tax assets existing at December 31, 2011 in certain jurisdictions outside of the U.S. and existing at December 31, 2012 in certain jurisdictions within the U.S.;

(xvi) unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and

(xvii) unanticipated consequences related to the approval of the settlement of the actions arising from the Exchange Offer, such as the inability to secure court approval of the settlement terms or unanticipated changes in such terms imposed by the courts.

Factors other than those listed above could also cause the Company’s results to differ materially from expected results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of Revlon, Inc.‘s directors and executive officers and biographical information and other information about them may be found under the caption “Proposal No. 1 – Election of Directors” and “Executive Officers,” respectively, of Revlon, Inc.‘s Proxy Statement for the 2013 Annual Stockholders Meeting (the “2013 Proxy Statement”), which sections are incorporated by reference herein.

The information set forth under the caption “Code of Business Conduct and Senior Financial Officer Code of Ethics” in the 2013 Proxy Statement is also incorporated herein by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is also incorporated herein by reference.

The information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2013 Proxy Statement is also incorporated herein by reference.

Information regarding the Company’s director nomination process, audit committee and audit committee financial expert matters may be found in the 2013 Proxy Statement under the captions “Corporate Governance-Board of Directors and its Committees – Nominating and Corporate Governance Committee-Director Nominating Processes; Diversity” and “Corporate Governance-Board of Directors and its Committees – Audit Committee-Composition of the Audit Committee”, respectively. That information is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2013 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Corporate Governance-Board of Directors and its Committees – Compensation Committee – Composition of the Compensation Committee” and “ – Compensation Committee Report” in the 2013 Proxy Statement is also incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors and its Committees – Controlled Company Exemption” and “Corporate Governance-Board of Directors and its Committees – Audit Committee-Composition of the Audit Committee”, respectively, in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services set forth under the caption “Audit Fees” in the 2013 Proxy Statement is incorporated herein by reference.

Website Availability of Reports and Other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.‘s corporate governance materials and certain SEC filings (such as Revlon, Inc.‘s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov, as well as on the Company’s website http://www.revloninc.com. In addition, under the section of the website entitled, “Corporate Governance,” Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.‘s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.‘s Code of Business Conduct (which includes Revlon, Inc.‘s Code of Ethics for Senior Financial Officers) and the Audit Committee Pre-Approval Policy. If the Company changes the Code of Ethics for Senior Financial Officers in any material respect or waives any provision of the Code of Business Conduct for its executive officers or Directors, including any waivers of the Code of Ethics for Senior Financial Officers for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such changes or waivers by publishing an appropriate description of such event on its corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included herein: See Index on page F-1.

(2) Financial Statement Schedule: See Index on page F-1.

All other schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.

(3) List of Exhibits:

3.	Certificate of Incorporation and By-laws.

3.1	Restated Certificate of Incorporation of Revlon, Inc., dated October 29, 2009 (incorporated by reference to Exhibit 3.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 29, 2009).

3.2	Amended and Restated By-Laws of Revlon, Inc., dated as of May 1, 2009 (incorporated by reference to Exhibit 3.1 of Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on April 29, 2009).

3.3	Certificate of Designation of Series A Preferred Stock of Revlon, Inc. (incorporated by reference to Exhibit (d)(9) to Amendment No. 8 of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on October 8, 2009).

4.	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Third Amended and Restated Term Loan Agreement dated as of May 19, 2011 (the “2011 Term Loan Agreement”), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. (“CGMI”), J.P. Morgan Securities LLC (“JPM Securities”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Wells Fargo Securities, LLC (“WFS”), as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch (“Natixis”), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis, as co-documentation agents; and Citicorp USA, Inc. (“CUSA”), as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on May 20, 2011 (the “Products Corporation May 20, 2011 Form 8-K”)).

4.2	Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011 (the “2011 Revolving Credit Agreement”), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC (“WFCF”), as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPM Securities and Credit Suisse, as joint bookrunners; and CUSA, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on June 17, 2011 (the “Products Corporation June 17, 2011 Form 8-K”)).

4.3	Third Amended and Restated Pledge and Security Agreement dated as of March 11, 2010 among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Products Corporation filed with the SEC on March 16, 2010 (the “Products Corporation March 16, 2010 Form 8-K”)).

4.4	Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, among CUSA, as administrative agent for certain bank lenders, U.S. Bank National Association, as trustee for certain noteholders, CUSA, as collateral agent for the secured parties, Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation (incorporated by reference to Exhibit 4.4 to the Products Corporation March 16, 2010 Form 8-K).

4.5	Amended and Restated Guaranty, dated as of March 11, 2010, by and among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.5 to the Products Corporation March 16, 2010 Form 8-K).

4.6	Form of Revolving Credit Note under the 2011 Revolving Credit Agreement (incorporated by reference to Exhibit 4.3 to the Products Corporation June 17, 2011 Form 8-K).

4.7	Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.8 to the Products Corporation March 16, 2010 Form 8-K).

4.8	Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Almay, Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.9 to the Products Corporation March 16, 2010 Form 8-K).

4.9	Third Amended and Restated Patent Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.10 to the Products Corporation March 16, 2010 Form 8-K).

4.10	Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.11 to the Products Corporation March 16, 2010 Form 8-K).

4.11	Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Charles Revson Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.12 to the Products Corporation March 16, 2010 Form 8-K).

4.12	Form of Term Loan Note under the 2011 Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Products Corporation May 20, 2011 Form 8-K).

4.13	Amended and Restated Term Loan Guaranty, dated as of March 11, 2010, by Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.14 to the Products Corporation March 16, 2010 Form 8-K).

4.14	Reaffirmation Agreement, dated as of June 16, 2011 made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Products Corporation June 17, 2011 Form 8-K).

4.15	Reaffirmation Agreement, dated as of May 19, 2011 made by Revlon, Inc., Products Corporation and certain of its domestic subsidiaries and acknowledged by CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.2 to the Products Corporation May 20, 2011 Form 8-K).

4.16	Master Assignment and Acceptance, dated as of May 19, 2011 among certain lenders and Citibank, N.A. (incorporated by reference to Exhibit 4.3 to the Products Corporation May 20, 2011 Form 8-K).

4.17	Indenture, dated as of November 23, 2009, between Products Corporation and U.S. Bank National Association, as trustee, relating to Products Corporation’s 9 3/4% Senior Secured Notes due November 15, 2015 (incorporated by reference to Exhibit 4.22 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010).

10.	Material Contracts.

10.1	Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and between Products Corporation, as the borrower, and MacAndrews & Forbes, as the initial lender (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012).

10.2	Administrative Letter Agreement in connection with the Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and among Products Corporation, as the borrower, MacAndrews & Forbes, as the initial lender and Citibank, N.A., as the administrative agent for the Non-Contributed Loan (incorporated by reference to Exhibit 10.2 to Products Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012).

10.3	Stipulation and Agreement of Compromise, Settlement and Release, dated as of July 20, 2012, by and among Fidelity Management & Research Company and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC, on behalf of certain managed mutual funds and other accounts, on the one hand, and Ronald O. Perelman, Barry F. Schwartz, David L. Kennedy, Alan T. Ennis, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg, Ann D. Jordan, Debra L. Lee, Tamara Mellon, Kathi P. Seifert, Revlon, Inc. and MacAndrews & Forbes, on the other hand (Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Revlon, Inc. has requested confidential treatment from the Securities and Exchange Commission with respect to this omitted information) (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s June 30, 2012 Form 10-Q filed with the SEC on July 31, 2012).

10.4	Stipulation of Settlement, dated October 8, 2012, by and among: (i) Richard Smutek, derivatively in the right of and for the benefit of nominal defendant Revlon, Inc.; (ii) nominal defendant Revlon, Inc.; and (iii) Ronald O. Perelman, Barry F. Schwartz, David L. Kennedy, Alan T. Ennis, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg, Ann D. Jordan, Debra L. Lee, Tamara Mellon, Kathi P. Seifert, and MacAndrews & Forbes (Revlon, Inc., together with such directors and MacAndrews & Forbes, the “Defendants”) (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s September 30, 2012 Form 10-Q filed with the SEC on October 25, 2012).

10.5	Stipulation and Agreement of Compromise, Settlement and Release, dated October 8, 2012, by and among: (i) the plaintiffs in the actions captioned Mercier v. Perelman, et al., C.A. No. 4532-VCL (Del. Ch.); Jurkowitz v. Perelman, et al., C.A. No. 4557-VCL (Del. Ch.); Lefkowitz v. Revlon, Inc., et al., C.A. No. 4563-VCL (Del. Ch.); Heiser v. Revlon, Inc., et al., C.A. No. 4578-VCL (Del. Ch.); Gutman v. Perelman, et al., C.A. No. 5158-VCL (Del. Ch.); Corneck v. Perelman, et al., C.A. No. 5160-VCL (Del. Ch.), which were consolidated under the caption In re Revlon, Inc. Shareholders Litigation, C.A. No. 4578-VCL (Del. Ch.); Garofalo v. Revlon, Inc., et al., C.A. No. 1:09-CV- 01008-GMS (D. Del.); and Sullivan v. Perelman, et al., No. 650257/2009 (N.Y. Sup. Ct.); and (ii) the Defendants (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s September 30, 2012 Form 10-Q filed with the SEC on October 25, 2012).

10.6	Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.7	Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.8	Amended and Restated Employment Agreement, dated as of April 24, 2012, between Products Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 filed with the SEC on April 26, 2012).

10.9	Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 filed with the SEC on July 30, 2009 (the “Revlon, Inc. 2009 Second Quarter Form 10-Q”)).

10.10	Amended and Restated Employment Agreement, dated as of February 14, 2011, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.5 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 17, 2011).

10.11	Employment Agreement, dated as of April 29, 2009, between Products Corporation and Steven Berns (incorporated by reference to Exhibit 10.4 to the Revlon, Inc. 2009 Second Quarter Form 10-Q).

10.12	Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Chris Elshaw (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010 (the “Revlon, Inc. 2009 Form 10-K”)).

10.13	Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the “Stock Plan”) (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).

10.14	Revlon Executive Incentive Compensation Plan (incorporated by reference to Annex C to Revlon, Inc.’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 21, 2010).

10.15	Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.16	Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2009 Form 10-K).

10.17	Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.18	Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.19	Revlon Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on April 30, 2009).

10.20	Stockholders Agreement, dated as of February 20, 2004, by and between Revlon, Inc. and Fidelity Management & Research Company (incorporated by reference to Exhibit 10.29 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2004).

10.21	Contribution and Stockholder Agreement, dated as of August 10, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Annex B-1 to Exhibit (a)(1)(J) of Revlon, Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.22	Amendment No. 1 to the Contribution and Stockholder Agreement, dated as of September 23, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Annex B-2 of Exhibit (a)(1)(J) of Revlon Inc.’s Schedule TO/Schedule 13E-3 filed with the SEC on September 24, 2009).

10.23	Amended and Restated Contribution, Assignment and Assumption Agreement, dated as of October 13, 2009, by and between Revlon, Inc. and MacAndrews & Forbes (incorporated by reference to Exhibit 10.23 to the Revlon, Inc. 2009 Form 10-K).

10.24	Letter Agreement between Revlon, Inc. and MacAndrews & Forbes, dated January 30, 2008 (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

21.	Subsidiaries.

*21.1	Subsidiaries of Revlon, Inc.

23.	Consents of Experts and Counsel.

*23.1	Consent of KPMG LLP.

24.	Powers of Attorney.

*24.1	Power of Attorney executed by Ronald O. Perelman.

*24.2	Power of Attorney executed by Barry F. Schwartz.

*24.3	Power of Attorney executed by Alan S. Bernikow.

*24.4	Power of Attorney executed by Paul J. Bohan.

*24.5	Power of Attorney executed by Viet D. Dinh.

*24.6	Power of Attorney executed by Meyer Feldberg.

*24.7	Power of Attorney executed by David L. Kennedy.

*24.8	Power of Attorney executed by Debra L. Lee.

*24.9	Power of Attorney executed by Tamara Mellon

*24.10	Power of Attorney executed by Richard J. Santagati.

*24.11	Power of Attorney executed by Kathi P. Seifert.

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated February 13, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

*31.2	Certification of Steven Berns, Chief Financial Officer, dated February 13, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated February 13, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (furnished herewith)	Certification of Steven Berns, Chief Financial Officer, dated February 13, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Revlon, Inc.:

We have audited Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revlon, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Revlon, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 13, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York

February 13, 2013

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$116.3	$101.7
Trade receivables, less allowance for doubtful accounts of $3.5 and $3.2 as of December 31, 2012 and 2011, respectively	216.0	212.0
Inventories	114.7	111.0
Deferred income taxes - current	48.5	49.8
Prepaid expenses and other	45.7	44.2

Total current assets	541.2	518.7
Property, plant and equipment, net	99.5	98.9
Deferred income taxes - noncurrent	215.2	232.1
Goodwill	217.8	194.7
Intangible assets, net	68.8	29.2
Other assets	94.1	83.5

Total assets	$1,236.6	$1,157.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$5.0	$5.9
Current portion of long-term debt	21.5	8.0
Accounts payable	101.9	89.8
Accrued expenses and other	276.3	231.7
Redeemable preferred stock	48.4	—

Total current liabilities	453.1	335.4
Long-term debt	1,145.8	1,107.0
Long-term debt – affiliates	—	58.4
Redeemable preferred stock	—	48.4
Long-term pension and other post-retirement plan liabilities	233.7	245.5
Other long-term liabilities	53.3	55.3
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 49,986,651 shares issued as of December 31, 2012 and 2011	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized, 3,125,000 shares issued and outstanding as of December 31, 2012 and 2011	—	—
Additional paid-in capital	1,015.1	1,014.1
Treasury stock, at cost; 754,853 and 671,271 shares of Class A Common Stock as of December 31, 2012 and 2011, respectively	(9.8)	(8.6)
Accumulated deficit	(1,446.9)	(1,498.0)
Accumulated other comprehensive loss	(208.2)	(200.9)

Total stockholders’ deficiency	(649.3)	(692.9)

Total liabilities and stockholders’ deficiency	$1,236.6	$1,157.1

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,426.1	$1,381.4	$1,321.4
Cost of sales	506.5	492.6	455.3

Gross profit	919.6	888.8	866.1

Selling, general and administrative expenses	710.2	685.5	666.6
Restructuring charges	20.7	—	(0.3)

Operating income	188.7	203.3	199.8

Other expenses, net:
Interest expense	79.1	84.9	90.5
Interest expense – preferred stock dividends	6.5	6.4	6.4
Amortization of debt issuance costs	5.3	5.3	5.9
Loss on early extinguishment of debt, net	—	11.2	9.7
Foreign currency losses, net	2.7	4.4	6.3
Miscellaneous, net	0.7	1.5	1.2

Other expenses, net	94.3	113.7	120.0

Income from continuing operations before income taxes	94.4	89.6	79.8
Provision for (benefit from) income taxes	43.7	36.8	(247.2)

Income from continuing operations, net of taxes	50.7	52.8	327.0
Income from discontinued operations, net of taxes	0.4	0.6	0.3

Net income	$51.1	$53.4	$327.3

Other comprehensive (loss) income:
Currency translation adjustment, net of tax(a)	(1.5)	(8.3)	7.4
Amortization of pension related costs, net of tax (b)	9.4	3.6	5.4
Pension re-measurement, net of tax(c)	(15.4)	(45.9)	(8.4)
Pension curtailment gain	0.2	—	1.5
Revaluation of derivative financial instruments	—	—	1.7

Other comprehensive (loss) income	(7.3)	(50.6)	7.6

Total comprehensive income	$43.8	$2.8	$334.9

Basic income per common share:
Continuing operations	0.97	1.01	6.30
Discontinued operations	0.01	0.01	0.01

Net income	$0.98	$1.02	$6.31

Diluted income per common share:
Continuing operations	0.97	1.01	6.25
Discontinued operations	0.01	0.01	0.01

Net income	$0.98	$1.02	$6.26

Weighted average number of common shares outstanding:
Basic	52,348,636	52,173,906	51,892,824

Diluted	52,356,882	52,331,807	52,302,636

(a)	Net of tax of $1.0 million, $1.8 million and nil for the years ended December 31, 2012, 2011 and 2010, respectively.
(b)	Net of tax of $(1.0) million, $(2.0) million and nil for the years ended December 31, 2012, 2011 and 2010, respectively.
(c)	Net of tax of $7.2 million, $30.1 million and nil for the years ended December 31, 2012, 2011 and 2010, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(dollars in millions)

	Common Stock	Additional Paid- In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2010	$0.5	$1,007.2	$(4.7)	$(1,878.7)	$(157.9)	$(1,033.6)
Treasury stock acquired, at cost(a)			(2.5)			(2.5)
Stock-based compensation amortization		3.6				3.6
Excess tax benefits from stock-based compensation		1.2				1.2
Net income				327.3		327.3
Other comprehensive income(b)					7.6	7.6

Balance, December 31, 2010	0.5	1,012.0	(7.2)	(1,551.4)	(150.3)	(696.4)
Treasury stock acquired, at cost(a)			(1.4)			(1.4)
Stock-based compensation amortization		1.9				1.9
Excess tax benefits from stock-based compensation		0.2				0.2
Net income				53.4		53.4
Other comprehensive loss, net(b)					(50.6)	(50.6)

Balance, December 31, 2011	0.5	1,014.1	(8.6)	(1,498.0)	(200.9)	(692.9)
Treasury stock acquired, at cost(a)			(1.2)			(1.2)
Stock-based compensation amortization		0.3				0.3
Excess tax benefits from stock-based compensation		0.7				0.7
Net income				51.1		51.1
Other comprehensive loss, net(b)					(7.3)	(7.3)

Balance, December 31, 2012	$0.5	$1,015.1	$(9.8)	$(1,446.9)	$(208.2)	$(649.3)

(a)

Pursuant to the share withholding provision of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 83,582; 138,433; and 147,161 shares of Revlon, Inc. Class A Common Stock during 2012, 2011 and 2010, respectively, to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $14.20, $10.07 and $16.84 during 2012, 2011 and 2010, respectively, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the respective vesting dates, for a total of $1.2 million, $1.4 million and $2.5 million, respectively. For details on such withholding taxes on the vesting of certain restricted stock, see Note 16, “Stockholders’ Deficiency – Treasury Stock”.

(b)

See Note 18, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of accumulated other comprehensive loss during the years ended December 31, 2012, 2011 and 2010.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51.1	$53.4	$327.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.4)	(0.6)	(0.3)
Depreciation and amortization	65.0	60.8	57.0
Amortization of debt discount	2.1	2.5	2.7
Stock compensation amortization	0.3	1.9	3.6
Provision for (benefit from) deferred income taxes	28.4	13.4	(259.3)
Loss on early extinguishment of debt, net	—	11.2	9.7
Amortization of debt issuance costs	5.3	5.3	5.9
Loss on sale of certain assets	0.4	—	—
Pension and other post-retirement costs	4.0	5.2	9.5
Change in assets and liabilities:
Increase in trade receivables	(4.7)	(18.3)	(19.2)
(Increase) decrease in inventories	(4.4)	3.6	7.0
(Increase) decrease in prepaid expenses and other current assets	(2.9)	0.2	(7.4)
Increase in accounts payable	4.5	5.0	20.8
Increase in accrued expenses and other current liabilities	47.3	20.1	12.5
Pension and other post-retirement plan contributions	(29.8)	(31.5)	(25.8)
Purchases of permanent displays	(43.2)	(41.3)	(33.7)
Other, net	(18.9)	(2.9)	(13.1)

Net cash provided by operating activities	104.1	88.0	97.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.9)	(13.9)	(15.2)
Business acquisitions	(66.2)	(39.0)	—
Proceeds from the sale of certain assets	0.8	0.3	0.3

Net cash used in investing activities	(86.3)	(52.6)	(14.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	6.3	0.2	(10.6)
Repayments under the 2006 Term Loan Facility	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	—	—	786.0
Repayments under the 2010 Term Loan Facility	—	(794.0)	(6.0)
Borrowings under the 2011 Term Loan Facility	—	796.0	—
Repayments under the 2011 Term Loan Facility	(8.0)	(4.0)	—
Payment of financing costs	(0.4)	(4.3)	(17.5)
Other financing activities	(1.3)	(1.4)	0.3

Net cash used in financing activities	(3.4)	(7.5)	(62.8)

Effect of exchange rate changes on cash and cash equivalents	0.2	(2.9)	2.7

Net increase in cash and cash equivalents	14.6	25.0	22.2
Cash and cash equivalents at beginning of period	101.7	76.7	54.5

Cash and cash equivalents at end of period	$116.3	$101.7	$76.7

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$78.6	$85.0	$77.3
Preferred stock dividends	$6.2	$6.2	$6.2
Income taxes, net of refunds	$18.0	$20.5	$16.2

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Treasury stock received to satisfy minimum tax withholding liabilities	$1.2	$1.4	$2.5

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

Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income has historically consisted predominantly of the net income of Products Corporation, and in 2012, 2011 and 2010 included $19.3 million, $7.4 million and $7.3 million, respectively, in expenses incidental to being a public holding company.

The accompanying Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.

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

Effective beginning October 1, 2012, the Company is consolidating and reporting Latin America and Canada (previously reported separately) as the combined Latin America and Canada region. Certain prior year amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents:

Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $3.4 million and $4.2 million as of December 31, 2012 and 2011, respectively. Accounts payable includes $8.3 million and $1.0 million of outstanding checks not yet presented for payment at December 31, 2012 and 2011, respectively.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Accounts Receivable:

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2012 and 2011, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer’s ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against accounts receivable balances when they are deemed uncollectible. Recoveries of accounts receivable previously reserved are recorded in the consolidated statements of income and comprehensive income when received. At December 31, 2012 and 2011, the Company’s three largest customers accounted for an aggregate of approximately 31% and 35%, respectively, of outstanding accounts receivable.

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

Property, Plant and Equipment and Other Assets:

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 years; buildings, 20 to 45 years; machinery and equipment, 3 to 10 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 5 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or the terms of the leases or remaining life of the original structure, respectively, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. See Note 6, “Property, Plant and Equipment, Net” for further discussion of the above.

Included in other assets are permanent wall displays amounting to $60.8 million and $53.5 million as of December 31, 2012 and 2011, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $36 million for 2012 and $35.2 million for both 2011 and 2010. The Company has also included, in other assets, net deferred financing costs related to the issuance of the Company’s debt instruments amounting to $17.0 million and $23.4 million as of December 31, 2012 and 2011, respectively, which are amortized over the terms of the related debt instruments.

Long-lived assets, including fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There was no significant impairment of long-lived assets in the years ended December 31, 2012, 2011 and 2010.

Goodwill:

Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. The Company does not amortize its goodwill. The Company reviews its goodwill for impairment at

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

least annually, or whenever events or changes in circumstances would indicate possible impairment. The Company operates in one operating segment and one reportable segment, which is also the only reporting unit for purposes of accounting for goodwill. Since the Company currently only has one reporting unit, all of its goodwill has been assigned to the enterprise as a whole. Goodwill is reviewed for impairment annually, using September 30th carrying values. As the Company has a negative carrying value, the Company’s management performed an assessment of qualitative factors and concluded that it is more likely than not that a goodwill impairment does not exist. The Company did not record any impairment of goodwill during the years ended December 31, 2012, 2011 or 2010. In addition, the Company assesses potential impairments to goodwill when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. As of December 31, 2012, there have been no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing. See Note 7, “Goodwill and Intangible Assets, Net” for further discussion of the above.

Intangible Assets, net:

Intangible Assets, net, include customer relationships, trademarks and patents. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Customer relationships are recorded at cost and amortized ratably over a weighted average period of approximately 18 years. Trademarks and patents are recorded at cost and amortized ratably over a weighted average period of approximately 10 years. Intangible assets are considered for impairment upon certain “triggering events” and an impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. There was no impairment of intangible assets in the years ended December 31, 2012, 2011 and 2010. See Note 7, “Goodwill and Intangible Assets, Net” for further discussion of the above.

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

Revenues derived from licensing arrangements, including any pre-payments, are recognized in the period in which they are earned, but not before the initial license term commences.

Cost of Sales:

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

income and comprehensive income when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with any free products included as sales and promotional incentives. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses include expenses to advertise the Company’s products, such as television advertising production costs and air-time costs, print advertising costs, promotional displays and consumer promotions. SG&A expenses also include the amortization of permanent wall displays and intangible assets, distribution costs (such as freight and handling), non-manufacturing overhead (principally personnel and related expenses), insurance and professional fees.

Advertising:

Advertising within SG&A expenses includes television, print, digital and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $269.4 million, $271.4 million and $265.2 million for 2012, 2011 and 2010, respectively, and were included in SG&A expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for “cooperative” advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are netted against revenues on the Company’s consolidated statements of income and comprehensive income.

Distribution Costs:

Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A expenses when incurred. Distribution costs were $62.1 million, $60.9 million and $58.7 million for 2012, 2011 and 2010, respectively.

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

Research and Development:

Research and development expenditures are expensed as incurred. The amounts charged against earnings in 2012, 2011 and 2010 for research and development expenditures were $24.2 million, $23.8 million and $24.0 million, respectively.

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

Venezuela

Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). Through December 31, 2009, prior to Venezuela being designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet were reflected in stockholders’ deficiency as part of other comprehensive income (loss); however, subsequent to January 1, 2010, such adjustments are reflected in earnings.

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

Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provides a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME can only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Basic and Diluted Income per Common Share and Classes of Stock:

Shares used in basic income per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted income per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. (See Note 14, “Basic and Diluted Earnings Per Common Share”).

Stock-Based Compensation:

The Company recognizes stock-based compensation costs for its stock options and restricted stock, measured at the fair value of each award at the time of grant, as an expense over the vesting period of the instrument. Upon the exercise of stock options or the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated statements of income and comprehensive income as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

Derivative Financial Instruments:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative financial instruments are foreign currency exchange rate risk and interest rate risk. The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. The Company may also enter into interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.

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

Interest Rate Swap

Products Corporation’s 2008 Interest Rate Swap (as hereinafter defined) expired in April 2010. As of December 31, 2012, 2011 and 2010, the Company did not have any outstanding interest rate swaps.

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

Other Events

Fire at Revlon Venezuela Facility

On June 5, 2011, the Company’s facility in Venezuela was destroyed by fire. For the years ended December 31, 2012, 2011 and 2010, Revlon Venezuela had net sales of approximately 2%, 2% and 3%, respectively, of the Company’s consolidated net sales. At December 31, 2012, 2011 and 2010, total assets of Revlon Venezuela were approximately 2%, 2% and 3%, respectively, of the Company’s total assets. Prior to the fire, approximately 50% of Revlon Venezuela’s net sales were comprised of products imported from the Company’s Oxford, North Carolina facility and approximately 50% were comprised of products locally manufactured at the Revlon Venezuela facility. Revlon Venezuela did not have any net sales from the date of the fire until August 12, 2011. The Company’s net sales in Venezuela since August 12, 2011 have been primarily comprised of (i) products imported from the Company’s Oxford, North Carolina facility; and (ii) commencing in the first quarter of 2012, certain products imported from third party manufacturers outside of Venezuela, which were locally manufactured at the Revlon Venezuela facility prior to the fire.

The Company maintains comprehensive property insurance, as well as business interruption insurance. Business interruption insurance is intended to reimburse for lost profits and other costs incurred, which are attributable to the loss, during the loss period, subject to the terms and conditions of the applicable policies.

For the years ended December 31, 2012 and 2011, the Company incurred business interruption losses of $2.8 million and $9.7 million, respectively, related to the fire. Additionally, in June 2011, the Company recorded a $4.9 million impairment loss related to Revlon Venezuela’s net book value of inventory, property, plant and equipment destroyed by the fire, for total losses of $14.6 million incurred in the year ended December 31, 2011. The business interruption losses incurred in the years ended December 31, 2012 and 2011 include estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The Company’s insurance coverage provides for business interruption losses to be reimbursed, subject to the terms and conditions of such policy, for a period of time, which period for the coverage related to the Venezuela fire ended on October 2, 2012. The business interruption losses incurred through December 31, 2012 are not indicative of future expected profits for Revlon Venezuela.

For the years ended December 31, 2012 and 2011, the Company received interim advances of $6.6 million and $19.7 million, respectively, from its insurance carrier in connection with the fire, for total cumulative receipts of $26.3 million received from the date of the fire through December 31, 2012. During the years ended December 31, 2012 and 2011, the Company recognized $2.8 million and $14.6 million, respectively, of income from insurance recoveries, which entirely offset the business interruption losses and 2011 impairment loss noted above. The income from insurance recoveries is included within SG&A expenses in the Company’s Consolidated

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Statements of Income and Comprehensive Income for the years ended December 31, 2012 and 2011. The Company recorded deferred income related to the insurance proceeds received, but not yet recognized, of $8.9 million and $5.1 million as of December 31, 2012 and 2011, respectively, which is included in accrued expenses and other in the Company’s Consolidated Balance Sheet.

The final amount and timing of the ultimate insurance recovery is currently unknown. See Note 24, “Subsequent Events – Insurance Settlement on Loss of Inventory,” for discussion related to the final settlement of the inventory portion of the total insurance claim.

2.    BUSINESS ACQUISITIONS

Pure Ice

On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). The Company paid $66.2 million of total consideration for the Pure Ice Acquisition in cash, comprised of $45.0 million cash on hand and $21.2 million drawn under Products Corporation’s 2011 Revolving Credit Facility. The results of operations related to the Pure Ice Acquisition are included in the Company’s consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact of the Pure Ice Acquisition on the Company’s consolidated financial results would not have been material. As of December 31, 2012, there were no outstanding borrowings under Products Corporation’s 2011 Revolving Credit Facility (excluding $10.4 million of outstanding undrawn letters of credit).

The Company accounted for the Pure Ice Acquisition as a business combination during the third quarter of 2012 and, accordingly, the total consideration of $66.2 million has been recorded based on the respective estimated fair values of the net assets acquired at July 2, 2012 as follows:

Intangible assets	$43.1
Goodwill	23.1

Total consideration	$66.2

Goodwill of $23.1 million represents the excess of cost over the fair value of intangible assets acquired. Factors contributing to the purchase price resulting in the recognition of goodwill include the strength of the Pure Ice brand in a key retailer in the U.S. Both the intangible assets acquired and goodwill are expected to be deductible for income tax purposes. The intangible assets acquired by major asset category are as follows:

	Fair Values at July 2, 2012	Weighted Average Useful Life (in years)
Customer Relationship	$33.3	19
Trademarks and Trade Names	9.8	10

Total	$43.1

SinfulColors

On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”). The Company also assumed certain liabilities of the acquired business. The Company paid $39.0 million of total consideration for the SinfulColors Acquisition in cash, which included the $38.0 million purchase price and a $1.0 million adjustment based on working capital at closing. The results of operations related to the SinfulColors Acquisition are included in the Company’s

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

consolidated financial statements commencing on the date of acquisition. Pro forma results of operations have not been presented, as the impact of the SinfulColors Acquisition on the Company’s consolidated financial results would not have been material.

The Company accounted for the SinfulColors Acquisition as a business combination during the first quarter of 2011 and, accordingly, the total consideration of $39.0 million has been recorded based on the respective estimated fair values of the net assets acquired at March 17, 2011 as follows:

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

3.    RESTRUCTURING CHARGES

September 2012 Program

For the year ended December 31, 2012, the Company recorded charges totaling $24.1 million related to the restructuring that the Company announced in September 2012 (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012. Certain of the actions were subject to consultations with employees, works councils or unions, and government authorities, which have substantially been concluded as of December 31, 2012. Of the $24.1 million charge: (a) $20.7 million is recorded in restructuring charges; (b) $1.6 million is recorded as a reduction to net sales; (c) $1.2 million is recorded in cost of goods sold; and (d) $0.6 million is recorded in SG&A expenses. Included within the $20.7 million restructuring charges is a net pension curtailment gain of $1.5 million.

The Company expects to recognize approximately $1 million of additional charges in 2013 for a total of approximately $25 million in charges related to the September 2012 Program. The Company expects to pay cash of approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012 and the remainder is expected to be paid in 2013.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

2009 Programs

In May 2009, the Company announced a worldwide restructuring (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey. In the first quarter of 2009, the Company also announced restructuring actions in the U.K., Mexico and Argentina (together with the May 2009 Program, the “2009 Programs”). The $0.3 million remaining balance under the 2009 Programs is expected to be paid out in 2013.

Details of the restructuring activity described above during 2012, 2011 and 2010 are as follows:

	Balance Beginning of Year	(Income) Expenses, Net	Foreign Currency Translation	Utilized, Net		Balance End of Year
				Cash	Noncash
2012
Employee severance and other personnel benefits:
September 2012 Program	$—	$18.4	$0.4	$(2.3)	$1.5	$18.0
Other:
September 2012 Program	—	2.3	—	(0.6)	(0.8)	0.9
Lease exit	1.0	—	—	(0.7)	—	0.3

Total restructuring charges	$1.0	$20.7	$0.4	$(3.6)	$0.7	$19.2

2011
Employee severance and other personnel benefits:
2009 Programs	$1.0	$—	$—	$(1.0)	$—	$—
Lease exit	1.6	—	—	(0.6)	—	1.0

Total restructuring charges	$2.6	$—	$—	$(1.6)	$—	$1.0

2010
Employee severance and other personnel benefits:
2008 Programs	$0.3	$—	$—	$(0.3)	$—	$—
2009 Programs	7.6	(0.2)	—	(6.4)	—	1.0

	7.9	(0.2)	—	(6.7)	—	1.0
Lease exit	2.3	(0.1)	—	(0.6)	—	1.6

Total restructuring charges	$10.2	$(0.3)	$—	$(7.3)	$—	$2.6

As of December 31, 2012, 2011 and 2010, the unpaid balance of the restructuring charges were included in “Accrued expenses and other” and “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

4.    INVENTORIES

	December 31,
	2012	2011
Raw materials and supplies	$36.6	$37.9
Work-in-process	8.8	8.1
Finished goods	69.3	65.0

	$114.7	$111.0

5.    PREPAID EXPENSES AND OTHER

	December 31,
	2012	2011
Prepaid expenses	$20.7	$18.2
Other	25.0	26.0

	$45.7	$44.2

6.    PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2012	2011
Land and improvements	$1.9	$1.9
Building and improvements	62.3	63.1
Machinery, equipment and capital leases	142.7	139.7
Office furniture, fixtures and capitalized software	87.3	82.0
Leasehold improvements	12.5	12.3
Construction-in-progress	18.8	10.5

	325.5	309.5
Accumulated depreciation	(226.0)	(210.6)

	$99.5	$98.9

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $22.8 million, $21.5 million and $19.5 million, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill during the years ended December 31, 2011 and 2012:

Balance at January 1, 2011	$182.7
Goodwill acquired	12.1
Foreign currency translation adjustment	(0.1)

Balance at December 31, 2011	194.7

Goodwill acquired	23.1
Foreign currency translation adjustment	—

Balance at December 31, 2012	$217.8

The goodwill acquired during the years ended December 31, 2012 and 2011 relate to the Pure Ice Acquisition and the SinfulColors Acquisition, respectively. See Note 2, “Business Acquisitions” for further discussion of the above.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following table presents details of the Company’s total purchased intangible assets:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Customer relationships	$48.8	$(2.9)	$45.9	18
Trademarks	38.1	(16.3)	21.8	10
Patents	11.6	(10.5)	1.1	10

	$98.5	$(29.7)	$68.8

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$15.5	$(0.9)	$14.6	14
Trademarks	27.4	(13.9)	13.5	10
Patents	11.4	(10.3)	1.1	10

	$54.3	$(25.1)	$29.2

Amortization expense for finite-lived intangible assets was $4.6 million, $2.8 million and $1.4 million for 2012, 2011 and 2010, respectively.

The following table reflects the estimated future amortization expense for finite-lived intangible assets as of December 31, 2012:

Estimated Amortization Expense
2013	$6.0
2014	5.8
2015	5.7
2016	5.5
2017	5.4
Thereafter	40.4

Total	$68.8

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

8.    ACCRUED EXPENSES AND OTHER

	December 31,
	2012	2011
Sales returns and allowances	$87.0	$85.4
Advertising and promotional costs	38.6	32.2
Compensation and related benefits	56.4	52.0
Restructuring costs	19.2	0.6
Interest	15.2	16.5
Taxes	15.6	15.6
Other	44.3	29.4

	$276.3	$231.7

9.    SHORT-TERM BORROWINGS

Products Corporation had outstanding short-term bank borrowings (excluding borrowings under the 2011 Credit Agreements, which are reflected in Note 10, “Long-Term Debt and Redeemable Preferred Stock”), aggregating $5.0 million and $5.9 million at December 31, 2012 and 2011, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2012 and 2011 was 6.0% and 6.0%, respectively.

10.    LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	December 31,
	2012	2011
2011 Term Loan Facility due 2017, net of discounts (See (a) below)	$780.9	$787.6
2011 Revolving Credit Facility due 2016 (See (a) below)	—	—
9 3/4% Senior Secured Notes due 2015, net of discounts (See (b) below)	328.0	327.4
Amended and Restated Senior Subordinated Term Loan due 2014 (See (c) below)	58.4	—
Senior Subordinated Term Loan due 2014 (See (c) below)	—	58.4

	1,167.3	1,173.4
Less current portion (*)	(21.5)	(8.0)

	1,145.8	1,165.4

Redeemable Preferred Stock (See (d) below)	48.4	48.4

	$1,194.2	$1,213.8

(*)

The Company classified $21.5 million of long-term debt as a current liability, which is comprised of the Company’s regularly scheduled $2.0 million principal repayment due on March 31, 2013 as well as the required “excess cash flow” payment (as defined under the 2011 Term Loan Agreement) to be made in 2013. (See below under “2011 Credit Agreements”).

The Company completed several debt transactions during 2012 and 2011.

2012 Transaction

Products Corporation was party to the Senior Subordinated Term Loan Agreement, consisting of (i) the $58.4 million Non-Contributed Loan (as hereinafter defined) which matures on October 8, 2014, and (ii) the $48.6 million Contributed Loan (as hereinafter defined) which matures on October 8, 2013. On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan to various third

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”) to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Amended and Restated Senior Subordinated Term Loan Agreement” below for further discussion.

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

Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to repay in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. Products Corporation incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.

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

The 2011 Revolving Credit Facility matures on June 16, 2016; provided, however, it will mature on August 15, 2015, if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date. See Note 24, “Subsequent Events – 2013 Senior Notes Refinancing,” for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Prior to the November 2017 termination date of the 2011 Term Loan Facility, on September 30, December 31, March 31 and June 30 of each year, Products Corporation is required to repay $2 million of the principal amount of the term loans outstanding under the 2011 Term Loan Facility on each respective date. In addition, the term loans under the 2011 Term Loan Facility are required to be prepaid with:

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

In addition to its regularly scheduled $2.0 million principal repayment due on March 31, 2013, prior to April 10, 2013, Products Corporation will also be required to repay approximately $19.5 million of indebtedness under the 2011 Term Loan Facility, representing 50% of its 2012 “excess cash flow” (as defined under the 2011 Term Loan Agreement), which repayment would satisfy Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities beginning in June 2013 through September 2015.

The 2011 Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s Senior Secured Debt that has a lien on the collateral which secures the 2011 Term Loan Facility that is not junior or subordinated to the liens securing the 2011 Term Loan Facility (excluding debt outstanding under the 2011 Revolving Credit Facility) to EBITDA), to no more than 4.0 to 1.0 for each period of four consecutive fiscal quarters through the November 2017 maturity date of the 2011 Term Loan Facility.

Under certain circumstances, Products Corporation has the right to request the 2011 Term Loan Facility to be increased by up to $300 million, provided that the lenders are not committed to provide any such increase.

The 2011 Term Loan Facility matures on November 19, 2017; provided, however, it will mature on August 15, 2015, if Products Corporation’s 9 3/4% Senior Secured Notes have not been refinanced, redeemed, repurchased, defeased or repaid in full on or before such date. See Note 24, “Subsequent Events – 2013 Senior Notes Refinancing,” for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

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

(vii) a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to ‘‘control’’ Products Corporation, and any other person or group of persons owns, directly or indirectly, more than 35% of the total voting power of Products Corporation, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall ‘‘control’’ Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least a majority of such continuing directors) shall cease to be a majority of the directors;

(viii) Revlon, Inc. shall have any meaningful assets or indebtedness or shall conduct any meaningful business other than its ownership of Products Corporation and such activities as are customary for a publicly-traded holding company which is not itself an operating company, in each case subject to limited exceptions; and

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(ix) the failure of certain of Products Corporation’s affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions, including as to Products Corporation’s Amended and Restated Senior Subordinated Term Loan.

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

Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement upon closing the respective 2011 Refinancings and as of December 31, 2012 and 2011. At December 31, 2012, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $788 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $129.6 million.

(b) 9 3/4% Senior Secured Notes due 2015

In November 2009, Products Corporation issued and sold $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes due November 15, 2015 (the “9 3/4% Senior Secured Notes”) in a private placement which was priced at 98.9% of par, receiving net proceeds (net of original issue discount and underwriters fees) of $319.8 million. Including the amortization of the original issue discount, the effective interest rate on the 9 3/4% Senior Secured Notes is 10%. In connection with and prior to the issuance of the 9 3/4% Senior Secured Notes, Products Corporation entered into amendments to its 2006 bank credit agreements to permit the issuance of the 9 3/4% Senior Secured Notes on a secured basis and incurred $4.7 million of related fees and expenses. The Company capitalized $4.5 million of such fees and expenses which was expensed upon such refinancing in March 2010. In connection with consummating such refinancing, the Company incurred $10.5 million of fees and expenses related to the issuance of the 9 3/4% Senior Secured Notes, all of which the Company capitalized and which is being amortized over the remaining life of the 9 3/4% Senior Secured Notes.

The $319.8 million of net proceeds, together with $42.6 million of other cash and borrowings under Products Corporation’s 2006 bank revolving credit facility (prior to its complete refinancing in March 2010), were used to repay or redeem all of the $340.5 million aggregate principal amount outstanding of Products Corporation’s 9 1/2% Senior Notes due April 1, 2011, plus an aggregate of $21.9 million for accrued interest, applicable redemption and tender premiums and fees and expenses related to refinancing the 9 1/2% Senior Notes, as well as the amendments to Products Corporation’s 2006 bank credit agreements (prior to their complete refinancing in March 2010) required to permit such refinancing to be conducted on a secured basis. Pursuant to a registration rights agreement, in July 2010, all of the original privately-placed 9 3/4% Senior Secured Notes were exchanged for new 9 3/4% Senior Secured Notes due 2015 that were registered under the Securities Act of 1933, as amended (the “Securities Act”), which new notes have substantially identical terms as the original notes, except that the new notes are registered with the SEC under the Securities Act and the transfer restrictions and registration rights applicable to the original notes do not apply to the new notes.

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

The liens securing the 9 3/4% Senior Secured Notes and the related guarantees are subject to the provisions of the 2010 Intercreditor Agreement, which, among other things, governs the priority of the liens on the collateral securing the 9 3/4% Senior Secured Notes and provides different rights as to enforcement, procedural provisions and other similar matters for holders of liens securing Products Corporation’s obligations under the 2011 Credit Agreements.

The 9 3/4% Senior Secured Notes are senior secured obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior indebtedness of Products Corporation and the Guarantors, including the indebtedness under the 2011 Credit Agreements, and are senior in right of payment to all of Products Corporation’s and the Guarantors’ present and future indebtedness that is expressly subordinated in right of payment (including the Contributed Loan and the Non-Contributed Loan). The 9 3/4% Senior Secured Notes are effectively subordinated to the outstanding indebtedness and other liabilities of Products Corporation’s non-guarantor subsidiaries. The 9 3/4% Senior Secured Notes mature on November 15, 2015. Interest is payable on May 15 and November 15 of each year.

The 9 3/4% Senior Secured Notes may be redeemed at the option of Products Corporation in whole or in part at any time after November 15, 2012 at various fixed prices specified in the 9 3/4% Senior Secured Notes Indenture.

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

See Note 24, “Subsequent Events – 2013 Senior Notes Refinancing,” for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

(c) Amended and Restated Senior Subordinated Term Loan Agreement

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

In September 2008, Products Corporation used $63.0 million of the net proceeds from the July 2008 sale of the Company’s Bozzano business in Brazil to partially repay $63.0 million of the outstanding aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107.0 million in aggregate principal amount under such loan. Upon consummation of the 2009 Exchange Offer (as hereinafter defined), MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation (the “Contributed Loan”) and the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date of the Contributed Loan which remains owing from Products Corporation to Revlon, Inc. from August 2010 to October 8, 2013 and to change the annual interest rate on the Contributed Loan from 11% to 12.75%. The $48.6 million Contributed Loan represented $5.21 of outstanding principal amount under the Senior Subordinated Term Loan for each of the 9,336,905 shares of Class A Common Stock exchanged in the 2009 Exchange Offer, in which Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon, Inc. Upon consummation of the 2009 Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were also amended to extend the maturity date of the $58.4 million principal amount of the Senior Subordinated Term Loan which, at December 31, 2011, remained owing from Products Corporation to MacAndrews & Forbes (the “Non-Contributed Loan”) from August 2010 to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan from 11% to 12%.

On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Subordinated Term Loan Agreement with MacAndrews & Forbes and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

(i)

modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum through December 31, 2012 (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement. Interest under the Amended and Restated Senior Subordinated Term Loan Agreement is payable quarterly in arrears in cash;

(ii)

insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) through October 31, 2013 with a prepayment premium based on a formula designed to provide the assignees of the Non-Contributed Loan with the present value, using a discount rate of 75 basis points over U.S. Treasuries, of the principal, premium and interest that would have accrued on the Non-Contributed Loan from any such prepayment date through October 31, 2013 (provided that, pursuant to the loan’s terms (both before and after giving effect to these amendments), no portion of the principal amount of the Non-Contributed Loan may be repaid prior to its October 8, 2014 maturity date unless and until all shares of Revlon, Inc.’s Preferred Stock (as hereinafter defined) have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full), (ii) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (iii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

(iii)	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.

Concurrent with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.

Pursuant to the terms of the Contributed Loan, Products Corporation may, at its option, prepay such loan, in whole or in part (together with accrued and unpaid interest), at any time prior to its maturity date without premium or penalty, provided that prior to such loan’s maturity date all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full.

The Amended and Restated Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under Products Corporation’s 2011 Credit Agreements and its 9 3/4% Senior Secured Notes. The Amended and Restated Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.

The Amended and Restated Senior Subordinated Term Loan Agreement contains covenants (other than the subordination provisions discussed above) that limit the ability of Products Corporation and its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase stock, engage in certain asset sales, make certain types of investments and other restricted payments, engage in certain transactions with affiliates, restrict dividends or payments from subsidiaries and create liens on their assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications and exceptions.

The Amended and Restated Senior Subordinated Term Loan Agreement includes a cross acceleration provision which provides that it shall be an event of default under such agreement if any debt (as defined in such agreement) of Products Corporation or any of its significant subsidiaries (as defined in such agreement) is not

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan (provided that if Revlon, Inc. or Products Corporation held such majority, notice would be required from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan not held by Revlon, Inc. or Products Corporation at the time of any such decision). If any such event of default occurs, such requisite holders of the Non-Contributed and Contributed Loans may declare the Amended and Restated Senior Subordinated Term Loan to be due and payable immediately.

The Amended and Restated Senior Subordinated Term Loan Agreement also contains other customary events of default for loan agreements of such type, including, subject to applicable grace periods, nonpayment of any principal or interest when due under such agreement, non-compliance with any of the material covenants in such agreement, any representation or warranty being incorrect, false or misleading in any material respect, or the occurrence of certain bankruptcy, insolvency or similar proceedings by or against Products Corporation or any of its significant subsidiaries.

Upon any change of control (as defined in the Amended and Restated Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the Amended and Restated Senior Subordinated Term Loan in full, provided that prior to such loan’s respective maturity dates all shares of Revlon, Inc.’s Preferred Stock have been or are being concurrently redeemed and all payments due thereon are paid in full or are concurrently being paid in full, after fulfilling an offer to repay Products Corporation’s 9 3/4% Senior Secured Notes and to the extent permitted by Products Corporation’s 2011 Credit Agreements.

(d) Redeemable Preferred Stock

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

Each share of Preferred Stock issued in the 2009 Exchange Offer has a Liquidation Preference of $5.21 per share, is entitled to receive a 12.75% annual dividend payable quarterly in cash and is mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitles its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share Liquidation Preference at maturity, in each case to the extent that Revlon, Inc. has lawfully available funds to effect such payments. The terms of Revlon, Inc.’s Preferred Stock, with 25 million authorized shares, principally provide as follows: The Preferred Stock ranks senior to Revlon, Inc.’s Class A Common Stock and Class B Common Stock with respect to dividend distributions and distributions upon any liquidation, winding up or dissolution of Revlon, Inc. Revlon, Inc. may authorize, create and issue additional shares of preferred stock that may rank junior to, on parity with or senior to the issued Preferred Stock with respect to dividend distributions and distributions upon liquidation, winding up or dissolution without the consent of the holders of the issued Preferred Stock. Holders of the Preferred Stock are entitled to receive, out of legally available funds, cumulative preferential dividends accruing at a rate of 12.75% of the Liquidation Preference annually, payable quarterly in cash. In the event that Revlon, Inc. fails to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends will be added to the amount

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

payable to holders of the Preferred Stock upon redemption. In addition, during any period when Revlon, Inc. has failed to pay a dividend and until all unpaid dividends have been paid in full, Revlon, Inc. is prohibited from paying dividends or distributions on any shares of stock that rank junior to the Preferred Stock (including Revlon, Inc.’s Common Stock), other than dividends or distributions payable in shares of stock that rank junior to the Preferred Stock. Holders of the Preferred Stock are entitled to a Liquidation Preference of $5.21 per share in the event of any liquidation, dissolution or winding up of Revlon, Inc., plus an amount equal to the accumulated and unpaid dividends thereon. If the assets are not sufficient to pay the full Liquidation Preference to both the holders of the Preferred Stock and holders of stock that ranks on parity with the Preferred Stock with respect to distributions and distributions upon any liquidation, winding up or dissolution of Revlon, Inc., the holders of both the Preferred Stock and such parity stock will share ratably in the distribution of assets. The Preferred Stock does not have preemptive rights. To the extent that Revlon, Inc. has lawfully available funds to effect such redemption, Revlon, Inc. is required to redeem the Preferred Stock on the earlier of (i) October 8, 2013 and (ii) the consummation of a change of control transaction. Revlon, Inc. does not have the right to redeem any shares of the Preferred Stock at its option. The Preferred Stock generally has the same voting rights as the Class A Common Stock, except that the holders of Preferred Stock will not be entitled to vote on any merger, combination or similar transaction in which the holders of Preferred Stock either (i) retain their shares of Preferred Stock or (ii) receive shares of preferred stock in the surviving corporation of such merger with terms identical to, or no less favorable in the aggregate to the holders of the Preferred Stock than, the terms of the Preferred Stock as long as, in any such case, the surviving or resulting company of any such merger, combination or similar transaction is not materially less creditworthy than Revlon, Inc. was immediately prior to the consummation of any such transaction.

In accordance with the terms of the certificate of designation of the Preferred Stock, during 2012, Revlon, Inc. paid to holders of record of the Preferred Stock an aggregate of $6.2 million of regular quarterly dividends on the Preferred Stock (at an annual rate of 12.75% of the $5.21 per share Liquidation Preference). In addition, on January 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 28, 2012 the regular quarterly dividend in the amount of $0.167016 per share, or $1.6 million in the aggregate, for the period from October 9, 2012 through January 8, 2013.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2012 in the years 2013 through 2017 and thereafter are as follows:

Years ended December 31,	Long-term debt maturities
2013	21.5	(a)(b)
2014	58.4	(c)
2015	332.5	(d)
2016	8.0	(e)
2017	756.0	(f)
Thereafter	—

Total long-term debt	$1,176.4

Discounts	(9.1)

Total long-term debt, net of discounts	$1,167.3

(a)

Amount refers to a $2.0 million principal repayment on March 31, 2013, as well as the approximately $19.5 million “excess cash flow” payment (as defined under the 2011 Term Loan Agreement), to be made under the 2011 Term Loan Facility prior to April 10, 2013. Such repayment would satisfy Products Corporation’s future regularly scheduled term loan amortization payments in the direct order of maturities beginning in June 2013 through September 2015.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(b)

Amount does not include the $48.6 million of Preferred Stock which is required to be redeemed on the earlier of (i) October 8, 2013 and (ii) the consummation of certain change of control transactions. (See “Redeemable Preferred Stock” in this Note 10).

(c)	Amount refers to the aggregate principal amount outstanding under the Non-Contributed Loan which matures on October 8, 2014.

(d)

Amount refers to $2.5 million of quarterly amortization payments required under the 2011 Term Loan Facility and the principal balance due on the 9 3/4% Senior Secured Notes which mature on November 15, 2015. The difference between this amount and the carrying amount of the 9 3/4% Senior Secured Notes is due to the issuance of the $330.0 million in aggregate principal amount of the 9 3/4% Senior Secured Notes at a discount, which was priced at 98.9% of par.

(e)

Amount refers to the quarterly amortization payments required under the 2011 Term Loan Facility. Amount excludes amounts available under the 2011 Revolving Credit Facility which matures on June 16, 2016, and which was undrawn as of December 31, 2012.

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

As of December 31, 2012, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—

Total assets at fair value	$0.1	$—	$0.1	$—

Liabilities
Derivatives:
FX Contracts(a)	$0.4	$—	$0.4	$—

Total liabilities at fair value	$0.4	$—	$0.4	$—

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

As of December 31, 2011, the fair values of the Company’s financial assets and liabilities, namely its FX Contracts and the Change of Control Amount (as hereinafter defined) associated with the Preferred Stock, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—

Total assets at fair value	$0.2	$—	$0.2	$—

Liabilities
Derivatives:
FX Contracts(a)	$0.8	$—	$0.8	$—
Redeemable Preferred Stock (Change of Control Amount)(b)	0.2	—	—	0.2

Total liabilities at fair value	$1.0	$—	$0.8	$0.2

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates at December 31, 2012 and 2011. (See Note 12, “Financial Instruments.”)

(b)

Holders of the Preferred Stock were entitled to receive upon a change of control transaction (as defined in the certificate of designation of the Preferred Stock) through October 8, 2012, a pro rata portion of the equity value received in such transaction, capped at an amount that would provide aggregate cash payments of $12.00 per share over the term of the Preferred Stock (the calculation of such payments being the “Change of Control Amount”). As of December 31, 2011, the fair value of the Change of Control Amount of the Preferred Stock, which was deemed to be a Level 3 liability was based on the Company’s assessment of the likelihood of the occurrence of specified change of control transactions within three years of the consummation of the 2009 Exchange Offer. As of October 8, 2012, holders of the Preferred Stock are no longer entitled to receive the Change of Control Amount as three years have passed without the occurrence of a change of control transaction. Accordingly, the Company reversed the liability for the Change of Control Amount of $0.2 million, which was included as income in miscellaneous, net in the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2012 (see Note 10, “Long-Term Debt and Redeemable Preferred Stock”).

As of December 31, 2012, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock, are categorized in the table below:

	Fair Value				Carrying Value
	Level 1	Level 2	Level 3	Total
Liabilities:
Long-term debt, including current portion	$—	$1,196.7	$—	$1,196.7	$1,167.3
Preferred Stock ..	—	49.2	—	49.2	48.4

	$—	$1,245.9	$—	$1,245.9	$1,215.7

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The fair value of the Company’s long-term debt, including the current portion of long-term debt and Preferred Stock, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities. The estimated fair value of the Company’s debt and Preferred Stock at December 31, 2011 was $1,240.6 million, which was more than the carrying values of such debt and Preferred Stock at December 31, 2011 of $1,221.8 million.

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

12.    FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.4 million and $11.1 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2012 and 2011, respectively. Included in these amounts is $8.7 million and $9.1 million at December 31, 2012 and 2011, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. The Company may also enter into interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.

Foreign Currency Forward Exchange Contracts

The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.

The U.S. dollar notional amount of the FX Contracts outstanding at December 31, 2012 and 2011 was $43.9 million and $58.4 million, respectively.

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

Interest Rate Swap

Prior to its expiration in April 2010, the Company’s floating-to-fixed interest rate swap had a notional amount of $150.0 million initially relating to indebtedness under Products Corporation’s former 2006 bank term loan facility (prior to its complete refinancing in March 2010) and which also related, through such swap’s expiration in April 2010, to a notional amount of $150.0 million relating to indebtedness under Products Corporation’s 2010 Term Loan Facility (the “2008 Interest Rate Swap”). Under the terms of the 2008 Interest Rate Swap, Products Corporation was required to pay to the counterparty a quarterly fixed interest rate of 2.66% on the $150.0 million notional amount under the 2008 Interest Rate Swap (which, based upon the 4.0% applicable margin, effectively fixed the interest rate on such notional amounts at 6.66% for the 2-year term of such swap), commencing in July 2008, while receiving a variable interest rate payment from the counterparty equal to three-month U.S. dollar LIBOR.

The 2008 Interest Rate Swap was initially designated as a cash flow hedge of the variable interest rate payments on Products Corporation’s former 2006 bank term loan facility (prior to its complete refinancing in

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

March 2010). However, as a result of the 2010 refinancing of the 2006 bank term loan facility, effective March 11, 2010 (the closing date of such refinancing), the 2008 Interest Rate Swap no longer met the criteria to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income, as the scheduled variable interest payment specified on the date originally documented at the inception of the hedge were not to occur. As a result, as of March 11, 2010, the Company reclassified an unrecognized loss of $0.8 million from Accumulated Other Comprehensive Loss into earnings.

Quantitative Information – Derivative Financial Instruments

The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a) Fair Value of Derivative Financial Instruments in the Consolidated Balance Sheet at December 31, 2012 and 2011:

	Fair Values of Derivative Instruments as of December 31,
	Assets			Liabilities
Derivatives:	Balance Sheet Classification	2012 Fair Value	2011 Fair Value	Balance Sheet Classification	2012 Fair Value	2011 Fair Value
Derivatives not designated as hedging instruments:
FX contracts(a)	Prepaid expenses	$0.1	$0.2	Accrued expenses	$0.4	$0.8

(a)	The fair values of the FX Contracts at December 31, 2012 and 2011 were determined by using observable market transactions of spot and forward rates at December 31, 2012 and 2011, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income for 2012, 2011 and 2010:

	Derivative Instruments Gain (Loss) Effect on Consolidated Statements of Income and Comprehensive Income for the year ended December 31,
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) (Effective Portion)			Income Statement Classification of Gain (Loss) Reclassified from OCI to Income	Amount of Gain (Loss) Reclassified from OCI to Income (Effective Portion)
	2012	2011	2010		2012	2011	2010
Derivatives designated as hedging instruments:
2008 Interest Rate Swap(a)	$—	$—	$—	Interest Expense	$—	$—	$(0.9)

	Amount of Gain (Loss) Recognized in Foreign Currency (Gains) Losses, Net			Income Statement Classification of Gain (Loss) Reclassified from OCI to Income	Amount of Gain (Loss) Reclassified from OCI to Income (Ineffective Portion)
	2012	2011	2010		2012	2011	2010
Derivatives not designated as hedging instruments:
FX Contracts	$(1.9)	$(1.1)	$(3.1)
2008 Interest Rate Swap(a)	—	—	—	Interest Expense	$—	$—	$(0.8)

	$(1.9)	$(1.1)	$(3.1)		$—	$—	$(0.8)

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(a)

Effective March 11, 2010 (the closing date of the 2010 refinancing of the 2006 bank term loan facility), the 2008 Interest Rate Swap, which expired in April 2010, was no longer designated as a cash flow hedge. (See “Interest Rate Swap” in this Note 12).

13.    INCOME TAXES

The Company’s income before income taxes and the applicable provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes:
United States	$87.2	$48.9	$31.3
Foreign	7.2	40.7	48.5

	$94.4	$89.6	$79.8

Provision for (benefit from) income taxes:
United States federal	$41.8	$34.4	$(219.4)
State and local	(9.6)	(3.6)	(44.5)
Foreign	11.5	6.0	16.7

	$43.7	$36.8	$(247.2)

Current:
United States federal	$2.2	$0.9	$0.9
State and local	2.4	0.8	(4.3)
Foreign	10.7	21.7	15.5

	15.3	23.4	12.1
Deferred:
United States federal	73.4	60.1	(211.1)
State and local	(5.2)	(1.3)	(38.4)
Foreign	3.0	(14.4)	4.4

	71.2	44.4	(245.1)
Benefits of operating loss carryforwards:
United States federal	(33.8)	(26.6)	(9.2)
State and local	(6.8)	(3.1)	(1.8)
Foreign	(2.2)	(1.3)	(3.2)

	(42.8)	(31.0)	(14.2)

	$43.7	$36.8	$(247.2)

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Computed expected tax expense	$33.0	$31.4	$27.9
State and local taxes, net of U.S. federal income tax benefit	4.0	(2.4)	(0.1)
Foreign and U.S. tax effects attributable to operations outside the U.S.	(3.8)	3.8	(5.1)
Reduction in valuation allowance	(15.8)	(16.9)	(292.2)
Foreign dividends and earnings taxable in the U.S.	12.7	15.2	14.5
Restructuring charges and litigation loss contingency for which there is no tax benefit	11.1	—	—
Other	2.5	5.7	7.8

Tax expense	$43.7	$36.8	$(247.2)

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2012 and 2011 were comprised of the following:

	December 31,
	2012	2011
Deferred tax assets:
Inventories	$3.6	$3.6
Net operating loss carryforwards - U.S.	153.4	185.8
Net operating loss carryforwards – foreign	51.1	82.8
Employee benefits	98.9	101.1
State and local taxes	2.3	2.2
Sales related reserves	31.4	32.9
Other	32.5	32.9

Total gross deferred tax assets	373.2	441.3
Less valuation allowance	(70.6)	(120.0)

Total deferred tax assets, net of valuation allowance	302.6	321.3
Deferred tax liabilities:
Plant, equipment and other assets	(17.0)	(17.6)
Foreign currency translation adjustment	(1.1)	(1.8)
Other	(21.0)	(20.4)

Total gross deferred tax liabilities	(39.1)	(39.8)

Net deferred tax assets	$263.5	$281.5

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Based on the level of historical losses for certain jurisdictions within the U.S., the Company had maintained a deferred tax valuation allowance against certain of its deferred tax assets. As of December 31, 2012, the Company had experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management concluded that it was more likely than not that the Company would realize the benefits of certain of its net deferred tax assets existing at December 31, 2012 in those jurisdictions. Therefore, at December 31, 2012, the Company realized a non-cash benefit of $15.8 million related to a reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2012.

Based upon the level of historical taxable losses for certain jurisdictions outside the U.S., the Company had maintained a deferred tax valuation allowance against its deferred tax assets. As of December 31, 2011, the Company experienced improved earnings trends and had cumulative taxable income in such jurisdictions. As a result of such earnings trends and the Company’s tax position, and based upon the Company’s projections for future taxable income over the periods in which the deferred tax assets are recoverable, management concluded that it was more likely than not that the Company would realize the benefits of the net deferred tax assets existing at December 31, 2011 in such jurisdictions. Therefore, at December 31, 2011, the Company realized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. The Company reflected this benefit in the tax provision and this non-cash benefit increased net income at December 31, 2011.

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

A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized. At December 31, 2012, the deferred tax valuation allowance primarily represents amounts for foreign tax loss carryforwards and certain U.S. state and local tax loss carryforwards. The deferred tax valuation allowance decreased by $49.4 million and increased by $7.0 million during 2012 and 2011, respectively. The decrease in the deferred tax valuation allowance during 2012 was primarily driven by the reduction in tax loss carryforwards in certain foreign markets and the reduction in the valuation allowance with respect to net deferred tax assets in certain jurisdictions within the U.S., as noted above. The increase in the deferred tax valuation allowance during 2011 was primarily driven by certain state and local tax loss carryforwards in the U.S., partially offset by the reduction of the valuation allowance with respect to the net deferred tax assets for certain jurisdictions outside the U.S., as noted above.

After December 31, 2012, the Company has tax loss carryforwards of approximately $501.4 million, of which $204.8 million are foreign and $296.6 million are domestic (federal). The losses expire in future years as follows: 2013-$14.7 million; 2014-$8.6 million; 2015-$3.4 million; 2016 and beyond-$369.3 million; and unlimited-$105.4 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2012, there were no consolidated federal net operating losses available from the MacAndrews &

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below).

The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, South Africa for tax years ended December 31, 2009 through December 31, 2011, Australia for tax years ended December 31, 2008 through December 31, 2011 and the U.S. (federal) for tax years ended December 31, 2009 through December 31, 2011. The Company classifies interest and penalties as a component of the provision for income taxes in the consolidated statements of income and comprehensive income. During the years ended December 31, 2012 and 2011, the Company recognized in the Consolidated Statements of Income and Comprehensive Income an increase of $0.6 million and $1.0 million, respectively, in accrued interest and penalties.

At December 31, 2012 and 2011, the Company had unrecognized tax benefits of $49.9 million and $46.0 million, respectively, including $13.5 million and $12.7 million, respectively, of accrued interest and penalties. All of the unrecognized tax benefits, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance at January 1, 2011	$44.1
Increase based on tax positions taken in a prior year	5.1
Decrease based on tax positions taken in a prior year	(3.7)
Increase based on tax positions taken in the current year	6.3
Decrease related to settlements with taxing authorities and changes in law	(1.0)
Decrease resulting from the lapse of statutes of limitations	(4.8)

Balance at December 31, 2011	$46.0

Increase based on tax positions taken in a prior year	8.5
Decrease based on tax positions taken in a prior year	(4.8)
Increase based on tax positions taken in the current year	6.0
Decrease resulting from the lapse of statutes of limitations	(5.8)

Balance at December 31, 2012	$49.9

In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2013 will increase by approximately $1.6 million as a result of changes in various tax positions, each of which is individually insignificant.

The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $74.5 million of foreign subsidiaries’ cumulative undistributed earnings as of December 31, 2012 because such earnings are intended to be indefinitely reinvested overseas. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 20, “Related Party Transactions – Tax Sharing Agreements”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 20, “Related Party Transactions – Transfer Agreements”), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the “MacAndrews & Forbes Tax Sharing Agreement”), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004,

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon, Inc.’s and Products Corporation’s federal taxable income and loss were included in such group’s consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Revlon, Inc. and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon, Inc. or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.

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

There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2012 or 2011 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2013. During 2012, there was $0.3 million in federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2011 and $1.8 million with respect to 2012. The Company expects that there will be $0.1 million in federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2013 with respect to 2012. During 2011, there were no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2010 and $0.6 million with respect to 2011.

Pursuant to the asset transfer agreement referred to in Note 20, “Related Party Transactions – Transfer Agreements,” Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings’ books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

14.    BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each of the years ended December 31, 2012, 2011 and 2010, all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the NYSE closing price of the Class A Common Stock at all times during these periods.

For each of the years ended December 31, 2012, 2011 and 2010, 3,354; 122,323; and 393,519 weighted average shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The components of basic and diluted earnings per share for each of the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012 (a)	2011 (b)	2010 (c)
Numerator:
Income from continuing operations	$50.7	$52.8	$327.0
Income from discontinued operations	0.4	0.6	0.3

Net income	$51.1	$53.4	$327.3

Denominator:
Weighted average common shares outstanding – Basic	52,348,636	52,173,906	51,892,824
Effect of dilutive restricted stock	8,246	157,901	409,812

Weighted average common shares outstanding – Diluted	52,356,882	52,331,807	52,302,636

Basic earnings per share:
Continuing operations	$0.97	$1.01	$6.30
Discontinued operations	0.01	0.01	0.01

Net income	$0.98	$1.02	$6.31

Diluted earnings per share:
Continuing operations	$0.97	$1.01	$6.25
Discontinued operations	0.01	0.01	0.01

Net income	$0.98	$1.02	$6.26

(a)

Basic and diluted earnings per share for the year ended December 31, 2012 were unfavorably impacted by $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program and a $8.9 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer, offset in part by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012, as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes (See Note 13, “Income Taxes”).

(b)

Basic and diluted earnings per share for the year ended December 31, 2011 were favorably impacted by an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions (See Note 13, “Income Taxes”).

(c)

Basic and diluted earnings per share for the year ended December 31, 2010 were favorably impacted by an increase in net income driven by a non-cash benefit of $260.6 million related to the Company’s net U.S. deferred tax assets at December 31, 2010, recognized through a reduction in the Company’s deferred tax valuation allowances as a result of the Company achieving three cumulative years, as well as three consecutive years, of positive U.S. GAAP pre-tax income and taxable income in the U.S., and based upon the Company’s then-current expectations for realization of such deferred tax benefits in the U.S. (See Note 13, “Income Taxes”).

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

15.    SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees’ Savings, Investment and Profit Sharing Plan (as amended, the “Savings Plan”), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (i.e., for a total match of 3% of employee contributions). In 2012, 2011 and 2010, the Company made cash matching contributions to the Savings Plan of $2.4 million, $2.4 million and $2.3 million, respectively.

The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees, contain a discretionary profit sharing component that enable the Company, should it elect to do so, to make discretionary profit sharing contributions. The Company determines in the fourth quarter of each year whether and, if so, to what extent, discretionary profit sharing contributions would be made for the following year. For 2012, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $3.9 million (of which $3.0 million was paid in 2012 and $0.9 million was paid in January 2013), or 3% of eligible compensation, which was credited on a quarterly basis. For 2011, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $3.9 million (of which $3.0 million was paid in 2011 and $0.9 million was paid in January 2012), or 3% of eligible compensation, which was credited on a quarterly basis. In December 2012, the Company determined that the discretionary profit sharing contribution during 2013 would be 3% of eligible compensation, to be credited on a quarterly basis.

Pension Benefits:

Effective December 31, 2012, the Company merged two of its qualified defined benefit pension plans; therefore, as of December 31, 2012, the Company sponsors two qualified defined benefit pension plans covering a substantial portion of the Company’s employees in the U.S. The Company also has non-qualified pension plans which provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These non-qualified plans are funded from the general assets of the Company.

In 2009, Products Corporation’s U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan) and its non-qualified pension plan (the Revlon Pension Equalization Plan) were amended to cease future benefit accruals under such plan after December 31, 2009. No additional benefits have accrued since December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans.

In 2010, Products Corporation amended its Canadian defined benefit pension plan (the Affiliated Revlon Companies Employment Plan) to cease future benefit accruals under such plan after December 31, 2010. As a result, in 2010, the Company recorded a $1.1 million decrease in its pension liabilities, which was comprised of a curtailment gain of $1.1 million recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss.

During 2012, the Company announced plans to exit its owned manufacturing facility in France and rightsize its organization in France as part of the September 2012 Program (as defined in Note 3, “Restructuring Charges”). As a result of the September 2012 Program discussed above, the Company recognized a curtailment gain of $1.7 million, partially offset by $0.2 million of prior service costs and accumulated actuarial losses

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

previously reported within accumulated other comprehensive loss, for a net gain of $1.5 million, which was recorded within restructuring charges for the year ended December 31, 2012.

Other Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 20, “Related Party Transactions – Transfer Agreements”).

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s significant pension and other post-retirement plans.

	Pension Plans		Other Post-retirement Benefit Plans
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation – beginning of year	$(700.5)	$(642.3)	$(16.1)	$(16.1)
Service cost	(1.6)	(1.2)	—	—
Interest cost	(30.0)	(32.4)	(0.7)	(0.9)
Actuarial loss	(51.1)	(62.0)	(0.5)	(0.6)
Curtailment gain	1.7	—	—	—
Settlement gain	0.2	0.3	—	—
Benefits paid	39.0	36.8	0.8	0.9
Currency translation adjustments	(2.3)	0.3	—	0.6
Plan participant contributions	—	—	—	—

Benefit obligation – end of year	$(744.6)	$(700.5)	$(16.5)	$(16.1)

Change in Plan Assets:
Fair value of plan assets – beginning of year	$463.8	$449.5	$—	$—
Actual return on plan assets	64.2	21.3	—	—
Employer contributions	29.0	30.6	0.8	0.9
Plan participant contributions	—	—	—	—
Benefits paid	(39.0)	(36.8)	(0.8)	(0.9)
Settlement gain	(0.2)	(0.3)	—	—
Currency translation adjustments	2.4	(0.5)	—	—

Fair value of plan assets – end of year	$520.2	$463.8	$—	$—

Unfunded status of plans at December 31,	$(224.4)	$(236.7)	$(16.5)	$(16.1)

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

In respect of the Company’s pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011 consist of the following:

	Pension Plans		Other Post-retirement Benefit Plans
	December 31,
	2012	2011	2012	2011
Accrued expenses and other	$(6.4)	$(6.5)	$(0.8)	$(0.8)
Pension and other post-retirement benefit liabilities	(218.0)	(230.2)	(15.7)	(15.3)

	(224.4)	(236.7)	(16.5)	(16.1)

Accumulated other comprehensive loss	264.2	250.4	4.6	4.4
Income tax benefit	(35.9)	(28.0)	(0.5)	(0.2)
Portion allocated to Revlon Holdings	(0.9)	(0.7)	—	(0.2)

	$227.4	$221.7	$4.1	$4.0

With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.9 million and $3.0 million at December 31, 2012 and 2011, respectively, relating to pension plan liabilities retained by such affiliates.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s pension plans are as follows:

	December 31,
	2012	2011
Projected benefit obligation	$744.6	$700.5
Accumulated benefit obligation	743.6	698.8
Fair value of plan assets	520.2	463.8

Net Periodic Benefit Cost:

During 2012, excluding the curtailment gain described above, net periodic benefit costs were flat compared to 2011, driven primarily by a decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011.

During 2011, the Company recognized $4.3 million of lower net periodic benefit cost, compared to 2010, driven primarily by the increase in the fair value of pension plan assets at December 31, 2010.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit cost for the pension plans and other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-retirement Benefit Plans
	Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Service cost	$1.6	$1.2	$1.5	$—	$—	$—
Interest cost	30.0	32.4	33.8	0.7	0.9	0.9
Expected return on plan assets	(35.2)	(35.0)	(32.1)	—	—	—
Amortization of prior service cost (credit)	—	0.1	0.1	—	—	—
Amortization of actuarial loss	8.1	5.3	5.1	0.3	0.3	0.2
Curtailment gain	(1.5)	—	—	—	—	—

	3.0	4.0	8.4	1.0	1.2	1.1
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)

	$2.9	$3.9	$8.3	$1.0	$1.1	$1.0

Amounts recognized in accumulated other comprehensive loss at December 31, 2012 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, are as follows:

	Pension Benefits	Post-retirement Benefits	Total
Net actuarial loss	$264.2	$4.6	$268.8
Prior service cost	—	—	—

	264.2	4.6	268.8
Income tax benefit	(35.9)	(0.5)	(36.4)
Portion allocated to Revlon Holdings	(0.9)	—	(0.9)

	$227.4	$4.1	$231.5

The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2012 and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2013, is $8.5 million and $0.4 million, respectively.

Pension Plan Assumptions:

The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2012	2011	2012	2011
Discount rate	3.78%	4.38%	4.33%	4.77%
Rate of future compensation increases	3.00%	3.50%	2.97%	3.05%

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.38%	5.17%	5.68%	4.77%	5.32%	5.63%
Expected long-term return on plan assets	7.75%	8.00%	8.25%	6.22%	6.25%	6.50%
Rate of future compensation increases	3.50%	3.50%	3.50%	3.05%	3.53%	4.39%

The 3.78% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2012 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics. The rate selected approximates the rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2012 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.

During the first quarter of each year, the Company selects an expected long-term rate of return on its pension plan assets. The Company considers a number of factors to determine its expected long-term rate of return on plan assets assumption, including, without limitation, recent and historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company considered the pension plan portfolios’ asset allocations over a variety of time periods and compared them with third-party studies and reviewed the performance of the capital markets in recent years and other factors and advice from various third parties, such as the pension plans’ advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 7.75% and 6.22% weighted-average long-term rate of return on plan assets assumption during 2012 for the U.S and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.

Investment Policy:

The Investment Committee for the Company’s U.S. pension plans (the “Investment Committee”) has adopted (and revises from time to time) an investment policy for the U.S. pension plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains a professional investment advisor who recommends investment managers that invest plan assets in the following asset classes: common and preferred stock, mutual funds, fixed income securities, common and collective funds, hedge funds, group annuity contracts and cash and other investments. The Company’s international plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.

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

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 30%	—
Common and collective funds	25% - 55%	100%
Hedge funds	0% - 15%	—
Group annuity contract	0% - 5%	—
Cash and other investments	0% - 10%	—

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the U.S. and international pension plan assets at December 31, 2012 and 2011:

	U.S. Plans		International Plans
	2012	2011	2012	2011
Fair value of plan assets	$461.9	$413.7	$58.3	$50.1

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

•

Common and collective funds: The fair values of the investments included in the common and collective funds asset class are determined using NAV provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the common and collective fund, minus its liabilities, and then divided by the number of shares outstanding. The Company classifies common and collective fund investments within Level 2 of the fair value hierarchy.

•

Hedge funds: The hedge fund asset class includes hedge funds that primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair value of investments included in the hedge funds class are determined using NAV provided by the administrator of the funds. The NAV is based on securities listed or quoted on a national securities exchange or market, or traded in the over-the-counter market, and is valued at the closing quotation posted by that exchange or trading system. Securities not listed or quoted on a national securities exchange or market are valued primarily through observable market information or broker quotes. The hedge fund investments generally can be sold on a quarterly or monthly basis and may employ leverage. The Company classifies hedge fund investments within Level 2 of the fair value hierarchy.

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

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The fair values of the U.S. and International pension plan assets at December 31, 2012, by asset categories were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$18.9	$18.9	$—	$—
Mutual Funds(a):
Corporate bonds	19.4	19.4	—	—
Government bonds	16.0	16.0	—	—
U.S. large cap equity	63.2	63.2	—	—
International equities	4.6	4.6	—	—
Emerging markets international equity	5.0	5.0	—	—
Other	3.6	3.6	—	—
Fixed Income Securities:
Corporate bonds	49.8	—	49.2	0.6
Government bonds	9.9	—	9.9	—
Common and Collective Funds(a) :
Corporate bonds	57.0	—	57.0	—
Government bonds	70.2	—	70.2	—
U.S. large cap equity	27.0	—	27.0	—
U.S. small/mid cap equity	17.7	—	17.7	—
International equities	74.3	—	74.3	—
Emerging markets international equity	17.7	—	17.7	—
Cash and Cash Equivalents	3.0	—	3.0	—
Other	1.1	—	1.1	—
Hedge Funds(a):
Corporate bonds	4.2	—	4.2	—
Government bonds	30.9	—	30.9	—
U.S. large cap equity	4.6	—	4.6	—
International equities	3.1	—	3.1	—
Foreign exchange contracts	—	—	—	—
Cash and Cash Equivalents	6.0	—	6.0	—
Other	3.8	—	3.8	—
Group Annuity Contract	2.3	—	2.3	—
Cash and Cash Equivalents	6.9	6.9	—	—

Fair value of plan assets at December 31, 2012	$520.2	$137.6	$382.0	$0.6

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The fair values of the U.S. and International pension plan assets at December 31, 2011, by asset categories were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$15.7	$15.7	$—	$—
Mutual Funds(a):
Corporate bonds	23.1	23.1	—	—
Government bonds	10.1	10.1	—	—
U.S. large cap equity	53.9	53.9	—	—
International equities	1.6	1.6	—	—
Emerging markets international equity	3.8	3.8	—	—
Other	3.7	3.7	—	—
Fixed Income Securities:
Corporate bonds	86.1	—	86.1	—
Government bonds	30.4	—	30.4	—
Common and Collective Funds(a) :
Corporate bonds	31.7	—	31.7	—
Government bonds	28.5	—	28.5	—
U.S. large cap equity	18.7	—	18.7	—
U.S. small/mid cap equity	14.5	—	14.5	—
International equities	64.3	—	64.3	—
Emerging markets international equity	15.2	—	15.2	—
Cash and Cash Equivalents	0.8	—	0.8	—
Other	4.5	—	4.5	—
Hedge Funds(a):
Government bonds	23.9	—	23.9	—
U.S. large cap equity	1.9	—	1.9	—
International equities	3.5	—	3.5	—
Foreign exchange contracts	5.0	—	5.0	—
Cash and Cash Equivalents	0.7	0.7	—	—
Other	4.3	—	4.3	—
Group Annuity Contract	2.1	—	2.1	—
Cash and Cash Equivalents	15.8	15.8	—	—

Fair value of plan assets at December 31, 2011	$463.8	$128.4	$335.4	$—

(a)

The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds and other investment classes), while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The following table sets forth a summary of changes in the fair values of the U.S. and International pension plans’ Level 3 assets for the years ended December 31, 2012 and 2011:

	Total	Fixed Income Securities	Hedge Funds
Balance, January 1, 2011	$13.5	$0.1	$13.4
Actual return on plan assets sold during the year	(0.1)	—	(0.1)
Purchases, sales, and settlements, net	(13.4)	(0.1)	(13.3)

Balance, December 31, 2011	$—	$—	$—

Purchases, sales, and settlements, net	0.6	0.6	—

Balance, December 31, 2012	$0.6	$0.6	$—

Contributions:

The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2012, the Company contributed $29.0 million to its pension plans and $0.8 million to its other post-retirement benefit plans. During 2013, the Company expects to contribute approximately $20 million to its pension and other post-retirement benefit plans.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2013	$39.9	$1.3
2014	40.9	1.3
2015	41.6	1.3
2016	42.4	1.3
2017	43.1	1.3
Years 2018 to 2022	226.3	6.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

16.    STOCKHOLDERS’ DEFICIENCY

Information about the Company’s common and treasury stock issued and/or outstanding is as follows:

	Common Stock		Treasury Stock
	Class A	Class B
Balance, January 1, 2010	50,021,063	3,125,000	385,677
Cancellation of restricted stock	(20,566)	—	—
Withholding of restricted stock to satisfy taxes	—	—	147,161

Balance, December 31, 2010	50,000,497	3,125,000	532,838
Cancellation of restricted stock	(13,846)	—	—
Withholding of restricted stock to satisfy taxes	—	—	138,433

Balance, December 31, 2011	49,986,651	3,125,000	671,271
Withholding of restricted stock to satisfy taxes	—	—	83,582

Balance, December 31, 2012	49,986,651	3,125,000	754,853

Common Stock

As of December 31, 2012, the Company’s authorized common stock consisted of 900 million shares of Class A Common Stock and 200 million shares of Class B common stock, par value $0.01 per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”). In October 2009, Revlon, Inc, amended its certificate of incorporation to (1) clarify that the provision requiring that holders of its Class A Common Stock and holders of its Class B Common Stock receive the same consideration in certain business combinations shall only apply in connection with transactions involving third parties and (2) increase the number of Revlon, Inc.’s authorized shares of preferred stock from 20 million to 50 million and, accordingly, to increase the number of Revlon, Inc.’s authorized shares of capital stock from 1,120 million to 1,150 million. The holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. All of the shares of Class B Common Stock are owned by REV Holdings (as hereinafter defined), a wholly-owned subsidiary of MacAndrews & Forbes. The holders of the Company’s two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by Revlon, Inc.’s Board of Directors. Each outstanding share of Class B Common Stock is convertible into one share of Class A Common Stock.

On October 8, 2009, Revlon, Inc. consummated the 2009 Exchange Offer in which each issued and outstanding share of Revlon, Inc.’s Class A Common Stock was exchangeable on a one-for-one basis for the Preferred Stock. Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock in exchange for the same number of shares of Class A Common Stock tendered for exchange in the 2009 Exchange Offer. The Class A Common Stock tendered in the 2009 Exchange Offer represented approximately 46% of the shares of Class A Common Stock held by stockholders other than MacAndrews & Forbes and its affiliates. Each share of Preferred Stock has the same voting rights as a share of Class A Common Stock, except with respect to certain mergers. In connection with consummating the 2009 Exchange Offer, Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed by MacAndrews & Forbes to Revlon, Inc. (See Note 10, “Long-Term Debt and Redeemable Preferred Stock”).

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

As of December 31, 2012, MacAndrews & Forbes beneficially owned approximately 76% of Revlon, Inc.’s Class A Common Stock, 100% of Revlon, Inc.’s Class B Common Stock, together representing approximately 78% of Revlon, Inc.’s outstanding shares of Common Stock, and beneficially owned approximately 66% of the combined Revlon, Inc. Class A Common Stock, Class B Common Stock and Preferred Stock (representing approximately 77% of the combined voting power of Revlon, Inc.’s Class A Common Stock, Class B Common Stock and Preferred Stock).

Treasury Stock

Pursuant to the share withholding provisions of the Stock Plan, during 2012, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock, authorized the withholding of 594; 79,035; and 3,953 shares of Revlon, Inc. Class A Common Stock to satisfy their minimum statutory tax withholding requirements related to such vesting events on January 2, January 10 and July 2, 2012, respectively. These shares were recorded as treasury stock using the cost method, at $14.87, $14.18 and $14.45 per share, respectively, based on the NYSE closing price per share on the applicable vesting dates, for a total of $1.2 million.

Pursuant to the share withholding provisions of the Stock Plan, during 2011, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock, authorized the withholding of 52,138; 82,174; and 4,121 shares of Revlon, Inc. Class A Common Stock to satisfy their minimum statutory tax withholding requirements related to such vesting events on January 2, January 10 and July 2, 2011, respectively. These shares were recorded as treasury stock using the cost method, at $9.84, $9.85 and $17.27 per share, respectively, based on the NYSE closing price per share on the applicable vesting dates, for a total of $1.4 million.

Pursuant to the share withholding provisions of the Stock Plan, during 2010, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock, authorized the withholding of 55,159; 87,881; and 4,121 shares of Revlon, Inc. Class A Common Stock to satisfy their minimum statutory tax withholding requirements related to such vesting events on January 2, January 10 and July 2, 2010, respectively. These shares were recorded as treasury stock using the cost method, at $17.01, $17.02 and $10.79 per share, respectively, based on the NYSE closing price per share on the applicable vesting dates, for a total of $2.5 million.

17.    STOCK COMPENSATION PLAN

Revlon, Inc. maintains the Stock Plan, which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon, Inc. and its affiliates, including Products Corporation.

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

At December 31, 2012, 2011 and 2010, there were 8,105; 264,509; and 987,886 stock options exercisable under the Stock Plan, respectively.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Stock Options (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,231.3	$33.17
Forfeited and expired	(243.4)	39.22

Outstanding at December 31, 2010	987.9	31.68
Forfeited and expired	(723.4)	31.92

Outstanding at December 31, 2011	264.5	31.02
Forfeited and expired	(256.4)	31.06

Outstanding at December 31, 2012	8.1	29.91

The following table summarizes significant ranges of the Stock Plan’s stock options outstanding and exercisable at December 31, 2012:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value
$27.50 to $30.60	8.1	0.50	$29.91	—

Restricted stock awards and restricted stock units:

The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. There have not been any restricted stock awards granted since 2009.

A summary of the restricted stock and restricted stock units activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,141.4	$8.48
Vested(a)	(430.2)	8.94
Forfeited	(20.5)	8.13

Outstanding at December 31, 2010	690.7	8.20
Vested(a)	(419.5)	8.95
Forfeited	(13.8)	7.15

Outstanding at December 31, 2011	257.4	7.04
Vested(a)	(257.4)	7.04

Outstanding at December 31, 2012	—

(a)

Of the amounts vested during 2012, 2011 and 2010, 83,582; 138,433; and 147,161 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market. (See discussion under “Treasury Stock” in Note 16, “Stockholders’ Deficiency”).

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $0.3 million, $1.9 million and $3.6 million during 2012, 2011 and 2010, respectively. The deferred stock-based compensation related to restricted stock awards was nil and $0.3 million at December 31, 2012 and 2011, respectively. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2012 and 2011 was $3.7 million and $4.2 million, respectively.

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31 2012, 2011 and 2010, respectively, are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post- retirement Benefits	Prior Service Cost on Post- retirement Benefits	Deferred Loss - Hedging	Accumulated Other Comprehensive Loss
Balance January 1, 2010	$25.7	$(181.6)	$(0.3)	$(1.7)	$(157.9)
Unrealized gains (losses)	7.4	—	—	—	7.4
Reclassifications into net income(b)	—	—	—	1.7	1.7
Amortization of pension related costs(a)	—	5.3	0.1	—	5.4
Pension re-measurement	—	(8.4)	—	—	(8.4)
Pension curtailment gain(c)	—	1.5	—	—	1.5

Balance December 31, 2010	33.1	(183.2)	(0.2)	—	(150.3)
Unrealized gains (losses), net of tax of $1.8 million	(8.3)	—	—	—	(8.3)
Amortization of pension related costs, net of tax of $(2.0) million(a)	—	3.5	0.1	—	3.6
Pension re-measurement, net of tax of $30.1 million	—	(45.9)	—	—	(45.9)

Balance December 31, 2011	24.8	(225.6)	(0.1)	—	(200.9)
Unrealized gains (losses), net of tax of $1.0 million	(1.5)	—	—	—	(1.5)
Amortization of pension related costs, net of tax of $(1.0) million(a)(e)	—	9.4	—	—	9.4
Pension re-measurement, net of tax of $7.2 million	—	(15.4)	—	—	(15.4)
Pension curtailment gain(d)	—	0.1	0.1	—	0.2

Balance December 31, 2012	$23.3	$(231.5)	$—	$—	$(208.2)

(a)

Amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. (See Note 15, “Savings Plan, Pension and Post-retirement Benefits”).

(b)

Amounts related to “Deferred Loss – Hedging” in 2010 represent (1) the reclassification of an unrecognized loss of $0.8 million on the 2008 Interest Rate Swap prior to its expiration in April 2010 from Accumulated Other Comprehensive Loss into earnings due to the discontinuance of hedge accounting as a result of the 2010 refinancing of the 2006 bank term loan facility (see Note

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

12, “Financial Instruments”) and (2) the reversal of amounts recorded in Accumulated Other Comprehensive Loss pertaining to the net settlement payment of $0.9 million on the 2008 Interest Rate Swap.

(c)

The Company recognized a $1.5 million curtailment gain in 2010, primarily in connection with the amendments to its Canadian defined benefit pension plan in 2010, which reduced pension liability and was recorded as an offset against the net actuarial losses previously reported within Accumulated Other Comprehensive Loss. (See Note 15, “Savings Plan, Pension and Post-retirement Benefits”).

(d)

As a result of the September 2012 Program, the Company recognized a curtailment gain of $1.7 million, partially offset by $0.1 million of accumulated actuarial losses and $0.1 million of prior service costs previously reported within Accumulated Other Comprehensive Loss, for a net gain of $1.5 million, which was recorded within restructuring charges for the year ended December 31, 2012. (See Note 15, “Savings Plan, Pension and Post-retirement Benefits”).

(e)	Included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

19.    COMMITMENTS AND CONTINGENCIES

Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $16.7 million, $17.7 million and $16.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, are presented below.

Minimum Rental Commitments	Total	2013	2014	2015	2016	2017	Thereafter
Capital leases	$5.6	$2.5	$1.9	$0.9	$0.3	$—	$—
Operating leases	62.8	18.1	13.5	6.6	5.9	3.4	15.3

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

On December 24, 2009, an amended complaint was filed in the Sullivan action alleging, among other things, that defendants should have disclosed in the Company’s Offer to Exchange for the Exchange Offer information regarding the Company’s financial results for the fiscal quarter ended September 30, 2009. On January 6, 2010, an amended complaint was filed by plaintiffs in the Initial Consolidated Action making allegations similar to those in the amended Sullivan complaint. Revlon, Inc. initially believed that by filing the amended complaint, plaintiffs in the Initial Consolidated Action had formally repudiated the 2009 Settlement Agreement, and on January 8, 2010, defendants filed a motion to enforce the 2009 Settlement Agreement.

In addition to the amended complaints in the Initial Consolidated Action and the Sullivan action, on December 21, 2009, certain of Revlon, Inc.’s then directors, a former director and MacAndrews & Forbes were named as defendants in a purported class action filed in the Chancery Court by Edward Gutman. Also on December 21, 2009, a second purported class action was filed in the Chancery Court against certain of Revlon, Inc.’s then directors and a former director by Lawrence Corneck. The Gutman and Corneck actions make allegations similar to those in the amended complaints in the Sullivan action and the Initial Consolidated Action. On January 15, 2010, the Chancery Court consolidated the Gutman and Corneck actions with the Initial Consolidated Action (the Initial Consolidated Action, as consolidated with the Gutman and Corneck actions, is hereafter referred to as the “Consolidated Action”). A briefing schedule was then set to determine the leadership structure for plaintiffs in the Consolidated Action.

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

On December 31, 2009, a purported class action was filed in the U.S. District Court for the District of Delaware by John Garofalo against Revlon, Inc., certain of Revlon, Inc.’s then directors, a former director and MacAndrews & Forbes alleging federal and state law claims stemming from the alleged failure to disclose in the Offer to Exchange certain information relating to the Company’s financial results for the fiscal quarter ended September 30, 2009. On July 29, 2011, the plaintiff in this action filed an amended complaint. On January 31, 2012, defendants filed motions to dismiss the amended complaint in the Garofalo action. On March 2, 2012, the plaintiff in the Garofalo action filed a response opposing defendants’ motions to dismiss, and a motion alternatively seeking leave to amend and file a second amended complaint. Briefing was completed on the motions to dismiss and motion to amend and defendants requested oral argument. Defendants previously reached an agreement with the plaintiff in the Garofalo action to permit the plaintiff to participate in merits discovery in the Consolidated Action, and agreed to permit the plaintiff to continue to participate in the merits discovery while the motions to dismiss are pending. An agreement was also reached with the plaintiff in the Sullivan action to stay proceedings in that action, including any response to the amended complaint, until December 21, 2012, so that the plaintiff could participate in the merits discovery in the Consolidated Action.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

On May 11, 2010, a purported derivative action was filed in the U.S. District Court for the District of Delaware by Richard Smutek, derivatively and on behalf of Revlon, Inc. against Revlon, Inc.’s then directors and MacAndrews & Forbes alleging breach of fiduciary duty in allowing the Exchange Offer to proceed and failing to disclose in the Offer to Exchange certain information related to the Company’s financial results for the fiscal quarter ended September 30, 2009. On August 16, 2010, defendants moved to dismiss the complaint. Briefing on defendants’ motions to dismiss was completed on December 10, 2010. Thereafter, the parties requested oral argument on the motions to dismiss. On September 27, 2010, plaintiff filed a motion to compel discovery. In response, defendants moved to strike plaintiff’s motion to compel discovery or, in the alternative, for an extension of time for defendants to respond to plaintiff’s motion. On October 17, 2011, the U.S. District Court for the District of Delaware denied plaintiff’s motion to compel and granted defendants’ motion to strike.

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

In the second quarter of 2012, the Company recorded a charge and corresponding income from insurance proceeds related to Revlon Inc.’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2012.

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

The Settlement provides that the Defendants will make net cash payments totaling approximately $9.2 million to settle all of the actions, and full and complete releases will be provided to Defendants from all plaintiffs. In addition, if approved by the courts, the Settlement will also result in additional payments to the settling stockholders totaling approximately $4.2 million, of which approximately $4 million will be paid to Fidelity.

In the second quarter of 2012, the Company recorded a charge of $6.7 million with respect to the Company’s then-estimated costs of resolving the actions, including the Company’s estimate at that time of additional payments to be made to the settling stockholders. In addition to the charge of $6.7 million it recorded in the second quarter of 2012, the Company recorded an additional charge of $2.2 million in the third quarter of 2012 in connection with payments to be made by the Company as a result of the Settlement and the additional payments to be made to the settling stockholders, for a total charge of $8.9 million for the year ended December 31, 2012. This charge is included within SG&A expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2012.

There can be no assurance as to the amount, if any, of additional insurance proceeds that Revlon, Inc. may receive in connection with its resolution of the actions. In any event, at least $5 million of future payments to be made by the Defendants relating to these matters, including expenses, will not be covered by insurance.

The Settlement is subject to court approval.

20.    RELATED PARTY TRANSACTIONS

As of December 31, 2012, MacAndrews & Forbes beneficially owned shares of Revlon, Inc.’s Class A Common Stock and Class B Common Stock having approximately 77% of the combined voting power of all of Revlon, Inc.’s outstanding shares of Common Stock and Preferred Stock. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon, Inc.’s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s Board of Directors.

Transfer Agreements

In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. (“Revlon Holdings”), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the “Excluded Liabilities”). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company’s business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.3 million for 2012 and

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

$0.3 million for each of 2011 and 2010. As of both December 31, 2012 and 2011, a $0.1 million receivable from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements.

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

The Company participates in MacAndrews & Forbes’ directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for its allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.

The net activity related to services provided and/or purchased under the Reimbursement Agreements during the year ended December 31, 2012 was $3.3 million, which primarily includes $18.0 million of costs incurred by the Company that were reimbursed by MacAndrews & Forbes from proceeds received from the D&O Insurance Program, partially offset by a $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the 5-year renewal of the D&O Insurance Program (for the period from January 31, 2012 through January 31, 2017). The net activity related to services provided and/or purchased under the Reimbursement Agreements for 2011 and 2010 were $(0.5) million and $0.1 million, respectively. As of December 31, 2012 and 2011, a receivable balance of

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

$0.3 million and nil, respectively, from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 13, “Income Taxes,” for further discussion on these agreements and related transactions in 2012, 2011 and 2010.

Registration Rights Agreement

Prior to the consummation of Revlon, Inc.’s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (which subsequently merged into REV Holdings LLC, a Delaware limited liability company (formerly a Delaware corporation) and a wholly-owned subsidiary of MacAndrews & Forbes (“REV Holdings”)), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the “Registration Rights Agreement”), and in February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon, Inc.’s Common Stock held by REV Holdings (the “Holders”) had the right to require Revlon, Inc. to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including, without limitation, shares of Class A Common Stock purchased by MacAndrews & Forbes in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003 and shares of Class A Common Stock issuable upon conversion of Revlon, Inc.’s Class B Common Stock owned by such Holders (a “Demand Registration”). In connection with the closing of the 2004 Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon, Inc.’s $110 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in March 2006, and Revlon, Inc.’s $100 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in January 2007.

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

Amended and Restated Senior Subordinated Term Loan

For a description of transactions with MacAndrews & Forbes in 2009 and 2012 in connection with the Senior Subordinated Term Loan and the Amended and Restated Senior Subordinated Term Loan, including, without limitation, the extension of the maturity date and the change in the annual interest rate on the Contributed Loan and the Non-Contributed Loan portions of the Senior Subordinated Term Loan in 2009 and MacAndrews & Forbes assigning its interest in the Non-Contributed Loan to various third parties in 2012, see Note 10, “Long-Term Debt and Redeemable Preferred Stock – Amended and Restated Senior Subordinated Term Loan Agreement and – Redeemable Preferred Stock.”

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

MacAndrews & Forbes agreed that it will not complete certain short-form mergers under Section 253 of the Delaware General Corporation Law unless either (i) such transaction has been approved in advance by a majority of the independent directors of Revlon, Inc.’s Board of Directors, as well as satisfying certain other conditions; or (ii) the short-form merger is preceded by a “qualifying tender offer” (as defined in the Contribution and Stockholder Agreement) for the shares of Class A Common Stock held by persons other than MacAndrews & Forbes, subject to certain other conditions. In any such merger, the holders of Preferred Stock would retain their shares of Preferred Stock, or receive shares of preferred stock in the surviving corporation of such merger with terms identical to, or no less favorable than, the terms of the Preferred Stock (with, for the avoidance of doubt, the same terms as though issued on the date of original issuance of the Preferred Stock).

Fidelity Stockholders Agreement

In connection with the 2004 Revlon Exchange Transactions, Revlon, Inc. and Fidelity Management & Research Co. (“Fidelity”), a wholly-owned subsidiary of FMR LLC (“FMR”), entered into a stockholders agreement (the “Fidelity Stockholders Agreement”) pursuant to which, among other things, Revlon, Inc. (i) agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; (ii) established and maintains its Nominating and Corporate Governance Committee of the Board of Directors; and (iii) agreed to certain restrictions with respect to its conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Fidelity Stockholders Agreement terminates, by its terms, when Fidelity ceases to be the beneficial holder of at least 5% of Revlon, Inc.’s outstanding voting stock. In November 2009, affiliates of Fidelity filed a Schedule 13G/A with the SEC disclosing that they ceased to own any shares of Class A Common Stock. In 2010, Fidelity advised the Company that, as of the April 8, 2010 record date for Revlon, Inc.’s 2010 Annual Stockholders’ Meeting, FMR (singly or together with other affiliates of Fidelity) owned 8,233,526 shares of Revlon, Inc.’s outstanding Class A common stock and Revlon, Inc.’s Preferred Stock, in the aggregate, representing 9.2% of Revlon, Inc.’s issued and outstanding shares of voting capital stock at such date. Subsequently, however, Fidelity filed a Schedule 13F-HR with the SEC on November 14, 2012, indicating that it owned 1,013,000 shares of Class A Common Stock as of September 30, 2012. The Company does not know how many shares of Preferred Stock Fidelity currently owns, and

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

there is no public record of such ownership. For a description of transactions with Fidelity in 2012 in connection with certain pending legal proceedings, including a description of Fidelity’s ownership of Preferred Stock upon the consummation of the Exchange Offer, see Note 19, “Commitments and Contingencies”.

Other

As disclosed in Note 19, “Commitments and Contingencies”, in the second and third quarters of 2012, Revlon, Inc. and MacAndrews & Forbes entered into settlement agreements in connection with the previously disclosed litigation actions related to the 2009 Exchange Offer that would result, if the settlements are approved by the applicable courts, in total cash payments of approximately $36.9 million to settle all actions and related claims by Revlon, Inc.’s stockholders, of which $23.5 million have been paid from insurance proceeds. There can be no assurance as to the amount, if any, of additional insurance proceeds that Revlon, Inc. and MacAndrews & Forbes may receive in connection with the resolution of these actions. In any event, at least $5 million of future payments relating to these matters, including expenses, will not be covered by insurance. Therefore, the Company has recorded a cumulative charge of $8.9 million for the year ended December 31, 2012 which represents Revlon, Inc.’s allocable portion of the total settlement payments not currently covered by insurance.

Pursuant to a lease dated April 2, 1993 (the “Edison Lease”), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with such sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the original term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. Effective October 2010, Products Corporation entered into a renewal of the lease with the owner through September 2025. The Revlon Holdings indemnification obligation will terminate on September 1, 2013. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility for 2012, 2011 and 2010 were $0.1 million, $0.1 million and $0.3 million, respectively.

Certain of Products Corporation’s debt obligations, including the 2011 Credit Agreements and Products Corporation’s 9 3/4% Senior Secured Notes, have been, and may in the future be, supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation’s domestic subsidiaries and 66% of the capital stock of Products Corporation’s and its domestic subsidiaries’ first-tier foreign subsidiaries. See Note 24, “Subsequent Events – 2013 Senior Notes Refinancing,” for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations:

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$330.7	$357.1	$347.0	$391.3
Gross profit	215.0	232.7	220.0	251.9
Income (loss) from continuing operations, net of taxes(a)(b)(c)	8.5	10.7	(15.0)	46.5
Income from discontinued operations, net of taxes	—	0.4	—	—
Net income (loss) (a)(b)(c)	8.5	11.1	(15.0)	46.5
Basic income (loss) per common share (a)(b)(c):
Continuing operations	0.16	0.20	(0.29)	0.89
Discontinued operations	—	0.01	—	—

Net income (loss) per common share	$0.16	$0.21	$(0.29)	$0.89

Diluted income (loss) per common share (a)(b)(c):
Continuing operations	0.16	0.20	(0.29)	0.89
Discontinued operations	—	0.01	—	—

Net income (loss) per common share	$0.16	$0.21	$(0.29)	$0.89

	Year Ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$333.2	$351.2	$337.2	$359.8
Gross profit	219.9	229.3	214.1	225.5
Income from continuing operations, net of taxes (d)	10.4	5.9	0.1	36.4
Income from discontinued operations, net of taxes	—	0.6	—	—
Net income (c)	10.4	6.5	0.1	36.4
Basic income per common share (d):
Continuing operations	0.20	0.11	—	0.70
Discontinued operations	—	0.01	—	—

Net income per common share	$0.20	$0.12	$—	$0.70

Diluted income per common share (d):
Continuing operations	0.20	0.11	—	0.70
Discontinued operations	—	0.01	—	—

Net income per common share	$0.20	$0.12	$—	$0.70

(a)

Income from continuing operations, net income and basic and diluted earnings per share for the second quarter of 2012 were unfavorably impacted by a $6.7 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer. (See Note 19, “Commitments and Contingencies”).

(b)

Loss from continuing operations, net loss and basic and diluted loss per share for the third quarter of 2012 were unfavorably impacted by $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program and an additional $2.2 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer. (See Note 3, “Restructuring Charges” and Note 19, “Commitments and Contingencies”).

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

(c)

Income from continuing operations, net income and basic and diluted earnings per share for the fourth quarter of 2012 were favorably impacted by an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012, as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes (See Note 13, “Income Taxes”).

(d)

Income from continuing operations, net income and basic and diluted earnings per share for the fourth quarter of 2011 were favorably impacted by an increase in net income driven by a non-cash benefit of $16.9 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions. (See Note 13, “Income Taxes”).

22.    GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION

The Company manages its business on the basis of one reportable operating segment. (See Note 1, “Summary of Significant Accounting Policies”, for a brief description of the Company’s business). As of December 31, 2012, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 22% of the Company’s worldwide net sales in each of 2012, 2011 and 2010. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.

In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

	Year Ended December 31,
	2012		2011		2010
Geographic area:
Net sales:
United States	$800.0	56%	$757.4	55%	$729.1	55%
Outside of the United States	626.1	44%	624.0	45%	592.3	45%

	$1,426.1		$1,381.4		$1,321.4

	December 31,
	2012		2011
Long-lived assets - net:
United States	$431.7	90%	$357.8	88%
Outside of the United States	48.5	10%	48.5	12%

	$480.2		$406.3

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

	Year Ended December 31,
	2012		2011		2010
Classes of similar products:
Net sales:
Color cosmetics	$940.0	66%	$880.4	64%	$816.1	62%
Beauty care and fragrance	486.1	34%	501.0	36%	505.3	38%

	$1,426.1		$1,381.4		$1,321.4

23.    GUARANTOR FINANCIAL INFORMATION

Products Corporation’s 9 3/4% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by Revlon, Inc. and Products Corporation’s domestic subsidiaries (other than certain immaterial subsidiaries) that guarantee Products Corporation’s obligations under its 2011 Credit Agreements (the “Guarantor Subsidiaries”). See Note 24, “Subsequent Events – 2013 Senior Notes Refinancing,” for a discussion of the 2013 refinancing of the 9 3/4% Senior Secured Notes.

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation’s 9 3/4% Senior Secured Notes (the “Non-Guarantor Subsidiaries”) on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$59.1	$—	$57.2	$—	$116.3
Trade receivables, less allowances for doubtful accounts	96.2	23.1	96.7	—	216.0
Inventories	74.1	6.1	34.5	—	114.7
Deferred income taxes—current	38.2	—	10.3	—	48.5
Prepaid expenses and other	92.1	4.7	23.7	—	120.5
Intercompany receivables	947.9	488.2	408.0	(1,844.1)	—
Investment in subsidiaries	(94.6)	(190.0)	—	284.6	—
Property, plant and equipment, net	86.9	0.5	12.1	—	99.5
Deferred income taxes—noncurrent	189.9	—	13.2	—	203.1
Goodwill	150.6	65.2	2.0	—	217.8
Intangible assets, net	0.9	61.3	6.6		68.8
Other assets	63.5	3.5	25.5	—	92.5

Total assets	$1,704.8	$462.6	$689.8	$(1,559.5)	$1,297.7

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$5.0	$—	$—	$5.0
Current portion of long-term debt	21.5	—	—	—	21.5
Current portion of long-term debt – affiliates	48.6	—	—	—	48.6
Accounts payable	62.2	5.1	34.5	—	101.8
Accrued expenses and other	155.7	13.8	95.2	—	264.7
Intercompany payables	614.6	650.7	578.8	(1,844.1)	—
Long-term debt	1,145.8	—	—	—	1,145.8
Other long-term liabilities	233.1	6.2	47.7	—	287.0

Total liabilities	2,281.5	680.8	756.2	(1,844.1)	1,874.4
Stockholder’s deficiency	(576.7)	(218.2)	(66.4)	284.6	(576.7)

Total liabilities and stockholder’s deficiency	$1,704.8	$462.6	$689.8	$(1,559.5)	$1,297.7

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$57.7	$0.1	$43.9	$—	$101.7
Trade receivables, less allowances for doubtful accounts	107.1	18.2	86.7	—	212.0
Inventories	68.3	8.4	34.3	—	111.0
Deferred income taxes—current	40.0	—	9.6	—	49.6
Prepaid expenses and other	78.3	4.2	25.1	—	107.6
Intercompany receivables	907.6	445.5	362.4	(1,715.5)	—
Investment in subsidiaries	(164.2)	(193.0)	—	357.2	—
Property, plant and equipment, net	85.2	0.9	12.8	—	98.9
Deferred income taxes—noncurrent	206.9	—	14.5	—	221.4
Goodwill	150.6	42.2	1.9	—	194.7
Intangible assets, net	0.9	21.7	6.6	—	29.2
Other assets	52.7	2.8	24.5	—	80.0

Total assets	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$3.6	$2.3	$—	$5.9
Current portion of long-term debt	8.0	—	—	—	8.0
Accounts payable	56.0	3.9	29.1	—	89.0
Accrued expenses and other	150.8	10.8	68.4	—	230.0
Intercompany payables	559.0	609.9	546.6	(1,715.5)	—
Long-term debt	1,107.0	—	—	—	1,107.0
Long-term debt – affiliates	107.0	—	—	—	107.0
Other long-term liabilities	244.9	5.3	50.6	—	300.8

Total liabilities	2,232.7	633.5	697.0	(1,715.5)	1,847.7
Stockholder’s deficiency	(641.6)	(282.5)	(74.7)	357.2	(641.6)

Total liabilities and stockholder’s deficiency	$1,591.1	$351.0	$622.3	$(1,358.3)	$1,206.1

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Income and Comprehensive Income

For the Year Ended December 31, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$929.9	$113.6	$576.1	$(193.5)	$1,426.1
Cost of sales	418.6	53.7	227.7	(193.5)	506.5

Gross profit	511.3	59.9	348.4	—	919.6
Selling, general and administrative expenses	397.2	47.3	246.4	—	690.9
Restructuring charges	1.2	0.7	18.8	—	20.7

Operating income	112.9	11.9	83.2	—	208.0

Other expenses, net:
Intercompany interest, net	0.8	(0.8)	6.2	—	6.2
Interest expense	78.4	0.3	0.4	—	79.1
Amortization of debt issuance costs	3.4	—	—	—	3.4
Foreign currency (gains) losses, net	(0.4)	0.5	2.6	—	2.7
Miscellaneous, net	(70.1)	6.8	64.3	—	1.0

Other expenses, net	12.1	6.8	73.5	—	92.4

Income from continuing operations before income taxes	100.8	5.1	9.7	—	115.6
Provision for income taxes	25.0	8.9	10.9	—	44.8

Income (loss) from continuing operations, net of taxes	75.8	(3.8)	(1.2)	—	70.8
Income from discontinued operations, net of taxes	0.4	—	—	—	0.4
Equity in loss of subsidiaries	(5.0)	(11.9)	—	16.9	—

Net income (loss)	$71.2	$(15.7)	$(1.2)	$16.9	$71.2

Other comprehensive (loss) income	(7.3)	10.6	12.8	(23.4)	(7.3)

Total comprehensive income (loss)	$63.9	$(5.1)	$11.6	$(6.5)	$63.9

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Income and Comprehensive Income

For the Year Ended December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$883.7	$95.2	$574.9	$(172.4)	$1,381.4
Cost of sales	399.8	45.0	220.2	(172.4)	492.6

Gross profit	483.9	50.2	354.7	—	888.8
Selling, general and administrative expenses	391.9	40.6	245.6	—	678.1

Operating income	92.0	9.6	109.1	—	210.7

Other expenses, net:
Intercompany interest, net	0.1	(1.0)	7.1	—	6.2
Interest expense	84.2	0.3	0.4	—	84.9
Amortization of debt issuance costs	3.7	—	—	—	3.7
Loss on early extinguishment of debt, net	11.2	—	—	—	11.2
Foreign currency (gains) losses, net	(1.5)	0.5	5.4	—	4.4
Miscellaneous, net	(47.9)	(1.9)	51.3	—	1.5

Other expenses, net	49.8	(2.1)	64.2	—	111.9

Income from continuing operations before income taxes	42.2	11.7	44.9	—	98.8
Provision for income taxes	26.8	3.2	5.4	—	35.4

Income from continuing operations, net of taxes	15.4	8.5	39.5	—	63.4
Income from discontinued operations, net of taxes	0.6	—	—	—	0.6
Equity in income of subsidiaries	48.0	10.8	—	(58.8)	—

Net income	$64.0	$19.3	$39.5	$(58.8)	$64.0

Other comprehensive loss	(50.6)	(6.3)	(14.3)	20.6	(50.6)

Total comprehensive income	$13.4	$13.0	$25.2	$(38.2)	$13.4

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Income and Comprehensive Income

For the Year Ended December 31, 2010

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$854.2	$69.4	$546.1	$(148.3)	$1,321.4
Cost of sales	367.8	32.0	203.8	(148.3)	455.3

Gross profit	486.4	37.4	342.3	—	866.1
Selling, general and administrative expenses	399.6	32.5	227.2	—	659.3
Restructuring charges	(0.2)	—	(0.1)	—	(0.3)

Operating income	87.0	4.9	115.2	—	207.1

Other expenses, net:
Intercompany interest, net	(0.1)	(1.1)	7.4	—	6.2
Interest expense	89.9	0.3	0.3	—	90.5
Amortization of debt issuance costs	4.5	—	—	—	4.5
Loss on early extinguishment of debt, net	9.7	—	—	—	9.7
Foreign currency (gains) losses, net	(4.6)	(0.3)	11.2	—	6.3
Miscellaneous, net	(46.9)	2.9	45.2	—	1.2

Other expenses, net	52.5	1.8	64.1	—	118.4

Income from continuing operations before income taxes	34.5	3.1	51.1	—	88.7
(Benefit from) provision for income taxes	(255.8)	4.1	16.4	—	(235.3)

Income (loss) from continuing operations, net of taxes	290.3	(1.0)	34.7	—	324.0
Income from discontinued operations, net of taxes	0.3	—	—	—	0.3
Equity in income of subsidiaries	33.7	18.5	—	(52.2)	—

Net income	$324.3	$17.5	$34.7	$(52.2)	$324.3

Other comprehensive income (loss)	7.6	(7.9)	(7.7)	15.6	7.6

Total comprehensive income	$331.9	$9.6	$27.0	$(36.6)	$331.9

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$21.3	$64.9	$17.9	$—	$104.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.1)	(0.4)	(2.4)	—	(20.9)
Business acquisition	—	(66.2)	—	—	(66.2)
Proceeds from sales of certain assets	0.1	0.4	0.3	—	0.8

Net cash used in investing activities	(18.0)	(66.2)	(2.1)	—	(86.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	7.4	1.2	(2.3)	—	6.3
Repayments under the 2011 Term Loan Facility	(8.0)	—	—	—	(8.0)
Payment of financing costs	(0.4)	—	—	—	(0.4)
Other financing activities	(0.9)	—	(0.4)	—	(1.3)

Net cash (used in) provided by financing activities	(1.9)	1.2	(2.7)	—	(3.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	1.4	(0.1)	13.3	—	14.6
Cash and cash equivalents at beginning of period	57.7	0.1	43.9	—	101.7

Cash and cash equivalents at end of period	$59.1	$—	$57.2	$—	$116.3

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$58.2	$37.4	$(7.6)	$—	$88.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.7)	(0.4)	(1.8)	—	(13.9)
Business acquisition	—	(39.0)	—	—	(39.0)
Proceeds from sales of certain assets	0.1	—	0.2	—	0.3

Net cash used in investing activities	(11.6)	(39.4)	(1.6)	—	(52.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	(2.5)	2.0	0.7	—	0.2
Repayments under the 2010 Term Loan Facility	(794.0)	—	—	—	(794.0)
Borrowings under the 2011 Term Loan Facility	796.0	—	—	—	796.0
Repayments under the 2011 Term Loan Facility	(4.0)	—	—	—	(4.0)
Payment of financing costs	(4.3)	—	—	—	(4.3)
Other financing activities	(0.6)	—	(0.8)	—	(1.4)

Net cash (used in) provided by financing activities	(9.4)	2.0	(0.1)	—	(7.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.9)	—	(2.9)

Net increase (decrease) in cash and cash equivalents	37.2	—	(12.2)	—	25.0
Cash and cash equivalents at beginning of period	20.5	0.1	56.1	—	76.7

Cash and cash equivalents at end of period	$57.7	$0.1	$43.9	$—	$101.7

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$70.8	$(0.9)	$26.8	$—	$96.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.7)	(0.1)	(1.4)	—	(15.2)
Proceeds from sales of certain assets	—	—	0.3	—	0.3

Net cash used in investing activities	(13.7)	(0.1)	(1.1)	—	(14.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(12.8)	0.7	1.5	—	(10.6)
Repayments under the 2006 Term Loan Facility	(815.0)	—	—	—	(815.0)
Borrowings under the 2010 Term Loan Facility	786.0	—	—	—	786.0
Repayments under the 2010 Term Loan Facility	(6.0)	—	—	—	(6.0)
Payment of financing costs	(17.0)	—	—	—	(17.0)
Other financing activities	0.8	—	(0.5)	—	0.3

Net cash (used in) provided by financing activities	(64.0)	0.7	1.0	—	(62.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	2.7	—	2.7

Net (decrease) increase in cash and cash equivalents	(6.9)	(0.3)	29.4	—	22.2
Cash and cash equivalents at beginning of period	27.4	0.4	26.7	—	54.5

Cash and cash equivalents at end of period	$20.5	$0.1	$56.1	$—	$76.7

REVLON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts in millions, except share and per share amounts)

24.    SUBSEQUENT EVENTS

Insurance Settlement on Loss of Inventory

In January 2013, the Company received additional insurance proceeds of $3.4 million from its insurers in connection with the June 5, 2011 fire at the Company’s facility in Venezuela. These additional proceeds relate to the settlement of the Company’s claim for the loss of inventory. The $3.4 million of proceeds were in addition to $3.7 million received in 2012 and $4.7 million received in 2011, for a total settlement amount of $11.8 million for the loss of inventory, of which $3.5 million was recognized as income from insurance recoveries in the second quarter of 2011. As a result of the final settlement of the claim for the loss of inventory, the Company will recognize a gain from insurance proceeds of $8.3 million in the first quarter of 2013.

The final amount and timing of the remaining insurance recovery is still currently unknown. For further discussion, see Note 1, “Summary of Significant Accounting Policies – Other Events – Fire at Revlon Venezuela Facility.”

2013 Senior Notes Refinancing

5 3/4% Senior Notes

On February 8, 2013, Products Corporation successfully completed its previously-announced offering, pursuant to an exemption from registration under the Securities Act, of $500 million aggregate principal amount of 5 3/4% Senior Notes due 2021 (the “5 3/4% Senior Notes”). The 5 3/4% Senior Notes are unsecured, were issued to investors at par and mature on February 15, 2021.

The 5 3/4% Senior Notes were issued pursuant to an Indenture (the “Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors have issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5 3/4% Senior Notes and the Indenture on a senior unsecured basis. The holders of the 5 3/4% Senior Notes and the Guarantees will have certain registration rights pursuant to a Registration Rights Agreement, dated as of the Closing Date, by and among Products Corporation, the Guarantors and the representatives of the several initial purchasers of the 5 3/4% Senior Notes.

Products Corporation used the net proceeds from the offering to: (i) pay the tender offer consideration, including applicable consent payments, in connection with Products Corporation’s previously-announced cash tender offer to purchase any and all of the $330 million outstanding aggregate principal amount of its 9 3/4% Senior Secured Notes due November 2015; (ii) pay the applicable premium and accrued interest, along with related fees and expenses, on the 9¾% Senior Secured Notes that are subsequently redeemed by Products Corporation following the tender offer; and (iii) pay applicable fees and expenses incurred in connection with the offering, the tender offer and any redemption. Products Corporation expects to use the remaining balance available for general corporate purposes, including debt reduction transactions such as repaying a portion of its 2011 Term Loan Facility due November 2017 and repaying the Contributed Loan Portion of its Amended and Restated Senior Subordinated Term Loan at maturity in October 2013.

Schedule II

REVLON, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts(a):
2012	$3.2	$0.6	$(0.3)	$3.5
2011	3.1	(0.1)	0.2	3.2
2010	3.8	(0.6)	(0.1)	3.1
Allowance for Volume and Early Payment Discounts(b):
2012	$15.7	$58.4	$(59.5)	$14.6
2011	15.2	54.4	(53.9)	15.7
2010	14.4	60.9	(60.1)	15.2
Allowance for Sales Returns(c):
2012	$57.8	$73.7	$(77.0)	$54.5
2011	59.9	77.0	(79.1)	57.8
2010	65.5	75.4	(81.0)	59.9

(a)	Includes doubtful accounts written off, less recoveries, as well as reclassifications and foreign currency translation adjustments.

(b)	Includes discounts taken, reclassifications and foreign currency translation adjustments.

(c)	Includes sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories.

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

Dated: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on February 13, 2013 and in the capacities indicated.

Signature	Title
*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Barry F. Schwartz)
*	Vice Chairman and Director
(David L. Kennedy)
*	Director
(Alan S. Bernikow)
*	Director
(Paul J. Bohan)
*	Director
(Viet D. Dinh)
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