Form 10-Q
period 2013-06-30
REVLON INC /DE/
filed 2013-07-31
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

As of June 30, 2013, 49,231,798 shares of Class A Common Stock, 3,125,000 shares of Class B Common Stock and 9,336,905 shares of Series A Preferred Stock were outstanding. At such date, 37,544,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates and all of the shares of Class B Common Stock were owned by REV Holdings LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141.3	$116.3
Trade receivables, less allowance for doubtful accounts of $3.4 and $3.5 as of June 30, 2013 and December 31, 2012, respectively	185.5	216.0
Inventories	133.2	114.7
Deferred income taxes – current	49.7	48.5
Prepaid expenses and other	68.2	45.7
Total current assets	577.9	541.2
Property, plant and equipment, net of accumulated depreciation of $231.1 and $226.0 as of June 30, 2013 and December 31, 2012, respectively	100.9	99.5
Deferred income taxes – noncurrent	203.9	215.2
Goodwill	217.8	217.8
Intangible assets, net of accumulated amortization of $32.7 and $29.7 as of June 30, 2013 and December 31, 2012, respectively	66.5	68.8
Other assets	102.7	94.1
Total assets	$1,269.7	$1,236.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$5.2	$5.0
Current portion of long-term debt	—	21.5
Accounts payable	108.2	101.9
Accrued expenses and other	235.4	276.3
Redeemable preferred stock	48.5	48.4
Total current liabilities	397.3	453.1
Long-term debt	1,227.9	1,145.8
Long-term pension and other post-retirement plan liabilities	220.7	233.7
Other long-term liabilities	56.2	53.3
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 49,986,651 shares issued as of June 30, 2013 and December 31, 2012	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 3,125,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,015.1	1,015.1
Treasury stock, at cost: 754,853 shares of Class A Common Stock as of June 30, 2013 and December 31, 2012	(9.8)	(9.8)
Accumulated deficit	(1,429.1)	(1,446.9)
Accumulated other comprehensive loss	(209.1)	(208.2)
Total stockholders’ deficiency	(632.4)	(649.3)
Total liabilities and stockholders’ deficiency	$1,269.7	$1,236.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$350.1	$357.1	$682.0	$687.8
Cost of sales	124.8	124.4	241.7	240.1
Gross profit	225.3	232.7	440.3	447.7
Selling, general and administrative expenses	163.1	189.9	330.6	360.6
Restructuring charges and other, net	3.1	—	3.3	—
Operating income	59.1	42.8	106.4	87.1
Other expenses, net:
Interest expense	15.8	19.6	34.6	39.6
Interest expense – preferred stock dividends	1.6	1.6	3.2	3.2
Amortization of debt issuance costs	1.2	1.3	2.5	2.6
Loss on early extinguishment of debt	—	—	27.9	—
Foreign currency (gains) losses, net	(0.8)	0.4	2.5	2.1
Miscellaneous, net	(0.1)	0.1	—	0.3
Other expenses, net	17.7	23.0	70.7	47.8
Income from continuing operations before income taxes	41.4	19.8	35.7	39.3
Provision for income taxes	17.0	9.1	18.2	20.1
Income from continuing operations, net of taxes	24.4	10.7	17.5	19.2
Income from discontinued operations, net of taxes	0.3	0.4	0.3	0.4
Net income	$24.7	$11.1	$17.8	$19.6
Other comprehensive (loss) income:
Currency translation adjustment, net of tax (a)	(3.9)	1.0	(4.7)	2.2
Amortization of pension related costs, net of tax (b)(c)	1.9	1.9	3.8	5.7
Other comprehensive (loss) income	(2.0)	2.9	(0.9)	7.9
Total comprehensive income	$22.7	$14.0	$16.9	$27.5

Basic earnings per common share:
Continuing operations	$0.46	$0.20	$0.33	$0.36
Discontinued operations	0.01	0.01	0.01	0.01
Net income	$0.47	$0.21	$0.34	$0.37

Diluted earnings per common share:
Continuing operations	$0.46	$0.20	$0.33	$0.36
Discontinued operations	0.01	0.01	0.01	0.01
Net income	$0.47	$0.21	$0.34	$0.37

Weighted average number of common shares outstanding:
Basic	52,356,798	52,349,583	52,356,798	52,340,463
Diluted	52,356,798	52,357,163	52,356,798	52,357,004

(a)
Net of tax expense of $2.0 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

(b)
Net of tax benefit of $(0.4) million and $(0.2) million for the three months ended June 30, 2013 and 2012, respectively, and $(0.7) million and $(0.5) million for the six months ended June 30, 2013 and 2012, respectively.

(c)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 2, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2013	$0.5	$1,015.1	$(9.8)	$(1,446.9)	$(208.2)	$(649.3)
Net income				17.8		17.8
Other comprehensive loss (a)					(0.9)	(0.9)
Balance, June 30, 2013	$0.5	$1,015.1	$(9.8)	$(1,429.1)	$(209.1)	$(632.4)

(a)	See Note 8, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during the first six months of 2013.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17.8	$19.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(0.3)	(0.4)
Depreciation and amortization	34.0	31.3
Amortization of debt discount	0.8	1.0
Stock compensation amortization	—	0.3
Provision for deferred income taxes	10.4	15.2
Loss on early extinguishment of debt	27.9	—
Amortization of debt issuance costs	2.5	2.6
(Gain) loss on sale of certain assets	(0.4)	0.1
Pension and other post-retirement (income) costs	(0.1)	2.8
Change in assets and liabilities:
Decrease in trade receivables	23.9	6.9
Increase in inventories	(22.9)	(22.8)
Increase in prepaid expenses and other current assets	(24.3)	(23.3)
Increase (decrease) in accounts payable	6.1	(4.5)
(Decrease) increase in accrued expenses and other current liabilities	(29.2)	11.6
Pension and other post-retirement plan contributions	(7.6)	(19.4)
Purchases of permanent displays	(23.0)	(24.3)
Other, net	(4.3)	(18.4)
Net cash provided by (used in) operating activities	11.3	(21.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.1)	(8.9)
Proceeds from the sale of certain assets	0.4	0.1
Net cash used in investing activities	(11.7)	(8.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	2.5	12.8
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—
Repayment of the 9¾% Senior Secured Notes	(330.0)	—
Repayments under the 2011 Term Loan Facility	(113.0)	(4.0)
Payment of financing costs	(28.7)	(0.1)
Other financing activities	(1.1)	(0.2)
Net cash provided by financing activities	29.7	8.5
Effect of exchange rate changes on cash and cash equivalents	(4.3)	0.1
Net increase (decrease) in cash and cash equivalents	25.0	(21.9)
Cash and cash equivalents at beginning of period	116.3	101.7
Cash and cash equivalents at end of period	$141.3	$79.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$34.9	$45.8
Preferred stock dividends	3.1	3.1
Income taxes, net of refunds	8.0	10.9
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$—	$1.1

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
In June 2013, the Company settled its business interruption and property insurance claim in the amount of $32.0 million. The Company received $17.9 million of insurance proceeds for its business interruption and property claim prior to December 31, 2012, and the remaining $14.1 million was received in July 2013. The Company previously recognized $13.9 million as income from insurance recoveries in 2011 and 2012. As a result of the final settlement of the business interruption and property claim, the Company recognized a gain from insurance proceeds of $18.1 million in the second quarter of 2013 and recorded an insurance proceeds receivable of $14.1 million as of June 30, 2013.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The table below details the proceeds received and the income recognized to date for the inventory and business interruption and property claims:

	Inventory	Business Interruption and Property	Total
Insurance proceeds received in 2011	$4.7	$15.0	$19.7
Insurance proceeds received in 2012	3.7	2.9	6.6
Total proceeds received as of December 31, 2012	8.4	17.9	26.3
Income from insurance recoveries recognized in 2011 and 2012(a)	(3.5)	(13.9)	(17.4)
Deferred income balance as of December 31, 2012	4.9	4.0	8.9
Insurance proceeds received in 2013	3.4	—	3.4
Insurance proceeds receivable as of June 30, 2013 (b)	—	14.1	14.1
Gain from insurance proceeds for the six months ended June 30, 2013(a)	(8.3)	(18.1)	(26.4)
Deferred income balance as of June 30, 2013	$—	$—	$—
(a) The gain from insurance proceeds and income from insurance recoveries is included within selling, general and administrative (“SG&A”) expenses in the Company’s Consolidated Statements of Income and Comprehensive Income in the respective periods.
(b) The insurance proceeds receivable is included within prepaid expenses and other in the Consolidated Balance Sheet as of June 30, 2013.
In the second quarter of 2013, the Company recorded an accrual of $4.5 million for estimated clean-up costs related to the destroyed facility in Venezuela. The accrual is included within accrued expenses and other and SG&A expenses in the Company's Consolidated Financial Statements for the three and six months ended June 30, 2013.

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
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. For the six months ended June 30, 2013, the devaluation of the local currency had the impact of reducing reported net sales by $0.9 million and the impact on operating income was de minimis. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the second quarter of 2013 and 2012 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net periodic benefit (income) costs:
Service cost	$0.2	$0.4	$—	$—
Interest cost	6.9	7.5	0.2	0.2
Expected return on plan assets	(9.6)	(8.8)	—	—
Amortization of actuarial loss	2.2	2.1	0.1	—
	(0.3)	1.2	0.3	0.2
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$(0.4)	$1.1	$0.3	$0.2
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first six months of 2013 and 2012 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic benefit (income) costs:
Service cost	$0.4	$0.8	$—	$—
Interest cost	13.8	15.0	0.3	0.4
Expected return on plan assets	(19.1)	(17.6)	—	—
Amortization of actuarial loss	4.3	4.1	0.2	0.1
	(0.6)	2.3	0.5	0.5
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$(0.7)	$2.2	$0.5	$0.5

In the three and six months ended June 30, 2013, the Company recognized net periodic benefit income of $(0.1) million and $(0.2) million, respectively, compared to net periodic benefit costs of $1.3 million and $2.7 million in the three and six months ended June 30, 2012, respectively, primarily due to an increase in the fair value of pension plan assets at December 31, 2012, as well as the impact of the decrease in the weighted-average discount rate. Of the total net periodic benefit income of $(0.1) million for the three months ended June 30, 2013, $(0.5) million is recorded in cost of sales, $0.6 million is recorded in SG&A expenses and $(0.2) million is capitalized in inventory. Of the total net periodic benefit income of $(0.2) million for the six months ended June 30, 2013, $(0.9) million is recorded in cost of sales, $1.2 million is recorded in SG&A expenses and $(0.5) million is capitalized in inventory. The Company expects that it will have net periodic benefit income of approximately $(0.5) million for its pension and other post-retirement benefit plans for all of 2013, compared with net periodic benefit costs of $3.9 million in 2012.
During the second quarter of 2013, $4.7 million and $0.2 million were contributed to the Company's pension and other post-retirement benefit plans, respectively. During the first six months of 2013, $7.2 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2013.
Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Revlon, Inc.’s 2012 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. RESTRUCTURING CHARGES AND OTHER, NET
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
A summary of the restructuring and related charges incurred through June 30, 2013 and expected to be incurred for the September 2012 Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges and Other, Net	Returns (a)	Inventory Write-offs (b)	Other Charges (c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2012 (d)	$18.4	$2.3	$20.7	$1.6	$1.2	$0.6	$24.1
Charges (benefits) incurred for the six months ended June 30, 2013	2.5	0.8	3.3	(0.1)	0.2	0.2	3.6
Cumulative charges incurred through June 30, 2013	$20.9	$3.1	$24.0	$1.5	$1.4	$0.8	$27.7
Total expected net charges (e)	$20.9	$1.3	$22.2	$1.5	$1.4	$0.8	$25.9

(a)	Returns are recorded as a reduction to net sales in the Company’s Consolidated Statements of Income and Comprehensive Income.

(b)	Inventory write-offs are recorded within cost of sales in the Company’s Consolidated Statements of Income and Comprehensive Income.

(c)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive Income.

(d)	Included within the $18.4 million of employee severance and other personnel benefits is a net pension curtailment gain of $1.5 million recognized in the year ended December 31, 2012.

(e)
The Company expects to recognize an additional net benefit of approximately $2 million during the remainder of 2013. This expected net benefit includes a $2.4 million gain as a result of the July 2013 sale of the Company's manufacturing facility in France, which is included within the $1.3 million of other.

The Company expects to pay net cash of approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $13.2 million was paid during the six months ended June 30, 2013, and the remainder is expected to be paid during the remaining six months of 2013. The total expected net cash payments of $24 million include cash proceeds of $2.6 million received in July 2013 related to the sale of the Company's manufacturing facility in France.
Details of the movements in the restructuring reserve during the first six months of 2013 are as follows:

				Utilized, Net
	Balance as of January 1, 2013	(Income) Expense, Net (a)	Foreign Currency Translation	Cash	Noncash	Balance as of June 30, 2013
September 2012 Program:
Employee severance and other personnel benefits	$18.0	$2.5	$(0.4)	$(11.3)	$—	$8.8
Other	0.9	0.8	—	(1.7)	—	—
Lease exit	0.3	—	—	(0.2)	—	0.1
Total restructuring charges and other, net	$19.2	$3.3	$(0.4)	$(13.2)	$—	$8.9

(a) During the six months ended June 30, 2013, the Company recorded additional charges related to the September 2012 Program primarily due to changes in estimates related to severance and other termination benefits.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of June 30, 2013 and December 31, 2012, the restructuring reserve balance was included in “Accrued expenses and other” in the Company's Consolidated Balance Sheets.

4. INVENTORIES

	June 30, 2013	December 31, 2012
Raw materials and supplies	$35.4	$36.6
Work-in-process	11.9	8.8
Finished goods	85.9	69.3
	$133.2	$114.7

5. ACCRUED EXPENSES AND OTHER

	June 30, 2013	December 31, 2012
Sales returns and allowances	$73.0	$87.0
Advertising and promotional costs	44.1	38.6
Compensation and related benefits	34.2	56.4
Restructuring reserve	8.9	19.2
Interest	14.2	15.2
Taxes	14.9	15.6
Other	46.1	44.3
	$235.4	$276.3

6. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	June 30, 2013	December 31, 2012
2011 Term Loan Facility due 2017, net of discounts (a)	$669.5	$780.9
2011 Revolving Credit Facility due 2016	—	—
5¾% Senior Notes due 2021 (b)	500.0	—
9¾% Senior Secured Notes due 2015, net of discounts (b)	—	328.0
Amended and Restated Senior Subordinated Term Loan due 2014 (c)	58.4	58.4
	1,227.9	1,167.3
Less current portion (a)	—	(21.5)
	1,227.9	1,145.8
Redeemable Preferred Stock (d)	48.5	48.4
	$1,276.4	$1,194.2

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

(b)
On February 8, 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay or redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes"), as well as to pay an aggregate of $27.7 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the consummation of the 2013 Bank Term Loan Amendments. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan (as defined below), which Revlon, Inc. expects to use to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), on October 8, 2013, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law. Refer to “Recent Debt Transactions – 2013 Senior Notes Refinancing” below for further discussion.

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

(d)
The Preferred Stock is mandatorily redeemable on October 8, 2013, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law, and is presented as a current liability on the Company’s Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. See Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2012 Form 10-K for certain details regarding Revlon, Inc.’s Preferred Stock.

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
Products Corporation’s existing 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) under a third amended and restated revolving credit agreement dated June 16, 2011 (the “2011 Revolving Credit Agreement”) remained unchanged in connection with the 2013 Bank Term Loan Amendments.
For the six months ended June 30, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the 2013 Bank Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013.

2013 Senior Notes Refinancing

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013.
The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture, jointly and severally, on a senior unsecured basis.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees), to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.1 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the 2013 Bank Term Loan Amendments. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan, which Revlon, Inc. expects to use to pay the liquidation preference of Revlon, Inc.'s Preferred Stock on October 8, 2013, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law.
In connection with these refinancing transactions, the Company capitalized $10.3 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which is being amortized over the term of such notes using the effective interest method. The Company also recognized a loss on the early extinguishment of debt of $25.4 million during the first six months of 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, as well as the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.

Ranking
The 5¾% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s joint and several, unsubordinated and unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari passu in right of payment with all existing and future senior debt of such Guarantor.

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

Registration Rights
On the Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5¾% Senior Notes entered into a Registration Rights Agreement, pursuant to which Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5¾% Senior Notes, that Products Corporation will, at its cost, among other things: (i) file a registration statement with respect to the 5¾% Senior Notes within 150 days after the Closing Date to be used in connection with the exchange of the 5¾% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5¾% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act within 210 days after the Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5¾% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Closing Date. In addition, under certain circumstances, Products Corporation may be required to file a shelf registration statement to cover resales of the 5¾% Senior Notes. If Products Corporation fails to satisfy such obligations, it will be obligated to pay additional interest to each holder of the 5¾% Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements have been satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions. Pursuant to the Registration Agreement, in May 2013 Products Corporation filed a registration statement, and filed amended registration statements in June and July 2013, with the SEC that,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

when such statement becomes effective, will permit holders of the 5¾% Senior Notes to exchange such notes for new notes that will have substantially identical terms to the 5¾% Senior Notes, except that (1) the new notes and the related guarantees will be registered with the SEC under the Securities Act, and (2) the transfer restrictions and registration rights currently applicable to the 5¾% Senior Notes would no longer apply to the new notes. The registration statement is not yet effective.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and 2011 Revolving Credit Agreement (together, the “2011 Credit Agreements”) as of June 30, 2013. At June 30, 2013, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $675.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $130.2 million.

Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of June 30, 2013 and its 9¾% Senior Secured Notes Indenture as of December 31, 2012.

7. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic earnings per common share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings per common share include the dilutive effect of unvested restricted shares and outstanding stock options under the Company’s stock plan using the treasury stock method. For the three and six months ended June 30, 2013 and 2012, all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per common share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the NYSE closing price of the Class A Common Stock at all times during these periods.
For the three and six months ended June 30, 2012, 3,588 and 6,740 weighted average shares of unvested restricted stock that could potentially dilute basic earnings per common share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2013, there were no shares of unvested restricted stock outstanding.
The components of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$24.4	$10.7	$17.5	$19.2
Income from discontinued operations	0.3	0.4	0.3	0.4
Net income	$24.7	$11.1	$17.8	$19.6
Denominator:
Weighted average common shares outstanding – Basic	52,356,798	52,349,583	52,356,798	52,340,463
Effect of dilutive restricted stock	—	7,580	—	16,541
Weighted average common shares outstanding – Diluted	52,356,798	52,357,163	52,356,798	52,357,004
Basic earnings per common share:
Continuing operations	$0.46	$0.20	$0.33	$0.36
Discontinued operations	0.01	0.01	0.01	0.01
Net income	$0.47	$0.21	$0.34	$0.37
Diluted earnings per common share:
Continuing operations	$0.46	$0.20	$0.33	$0.36
Discontinued operations	0.01	0.01	0.01	0.01
Net income	$0.47	$0.21	$0.34	$0.37

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2013 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2013	$23.3	$(231.5)	$(208.2)
Currency translation adjustment, net of tax expense of $2.3	(4.7)	—	(4.7)
Amortization of pension related costs, net of tax benefit of $(0.7)	—	3.8	3.8
Other comprehensive (loss) income	(4.7)	3.8	(0.9)
Balance June 30, 2013	$18.6	$(227.7)	$(209.1)

9. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION
The Company manages its business on the basis of one reportable operating segment. As of June 30, 2013, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Geographic area:
Net sales:
United States	$203.9	58%	$203.9	57%	$396.0	58%	$388.6	56%
Outside of the United States	146.2	42%	153.2	43%	286.0	42%	299.2	44%
	$350.1		$357.1		$682.0		$687.8

	June 30, 2013		December 31, 2012
Long-lived assets, net:
United States	$441.3	90%	$431.7	90%
Outside of the United States	46.6	10%	48.5	10%
	$487.9		$480.2

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Classes of similar products:
Net sales:
Color cosmetics	$235.3	67%	$236.7	66%	$459.9	67%	$455.0	66%
Beauty care and fragrance	114.8	33%	120.4	34%	222.1	33%	232.8	34%
	$350.1		$357.1		$682.0		$687.8

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
As of June 30, 2013, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”), are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.9	$—	$1.9	$—
Total assets at fair value	$1.9	$—	$1.9	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—
Total liabilities at fair value	$0.2	$—	$0.2	$—

As of December 31, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—
Total assets at fair value	$0.1	$—	$0.1	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.4	$—	$0.4	$—
Total liabilities at fair value	$0.4	$—	$0.4	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates on the respective dates. (See Note 11, “Financial Instruments.”)

As of June 30, 2013, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,224.9	$—	$1,224.9	$1,227.9
Preferred Stock	—	49.3	—	49.3	48.5
	$—	$1,274.2	$—	$1,274.2	$1,276.4

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
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11. FINANCIAL INSTRUMENTS

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.8 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at June 30, 2013 and December 31, 2012, respectively. Included in these amounts is approximately $8.2 million and $8.7 million at June 30, 2013 and December 31, 2012, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at June 30, 2013 and December 31, 2012 was $51.7 million and $43.9 million, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	June 30, 2013	December 31, 2012	Balance Sheet	June 30, 2013	December 31, 2012
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(i)	Prepaid expenses and other	$1.9	$0.1	Accrued Expenses	$0.2	$0.4

(i) The fair values of the FX Contracts at June 30, 2013 and December 31, 2012 were determined by using observable market transactions of spot and forward rates at June 30, 2013 and December 31, 2012, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain (Loss) Recognized in Foreign Currency Losses, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
FX Contracts	$1.8	$0.5	$2.3	$(1.1)

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
For the second quarter of 2013 and 2012, the Company recorded a provision for income taxes from continuing operations of $17.0 million and $9.1 million, respectively. The $7.9 million increase in the provision for income taxes was primarily attributable to the favorable resolution of tax matters in a foreign jurisdiction in the second quarter of 2012 that did not recur in the second quarter of 2013, as well as increased pre-tax income in the second quarter of 2013, partially offset by certain favorable discrete items that benefited the second quarter of 2013.
For the first six months of 2013 and 2012, the Company recorded a provision for income taxes from continuing operations of $18.2 million and $20.1 million, respectively. The $1.9 million decrease in the provision for income taxes was primarily attributable to the loss on early extinguishment of debt recognized in the first quarter of 2013 related to the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments, partially offset by the favorable resolution of tax matters in a foreign jurisdiction in the first six months of 2012 that did not recur in the first six months of 2013.
The Company's effective tax rate for the three months ended June 30, 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefit; partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.
The Company's effective tax rate for the six months ended June 30, 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S.

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

As previously disclosed in Revlon, Inc.'s 2012 Form 10-K, Revlon, Inc., certain of Revlon, Inc.'s current and former directors and MacAndrews & Forbes Holdings Inc. entered into settlement agreements with the plaintiffs in class and derivative actions related to the voluntary exchange offer Revlon, Inc. launched and consummated in 2009 (the "2009 Exchange Offer"). In the second quarter of 2012, the Company recorded a charge of $6.7 million with respect to the Company’s then-estimated costs of resolving the actions, including the Company's estimate at that time of additional payments to be made to the settling stockholders. This charge is included within SG&A expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012.

In March 2013, the parties executed an amendment to one of the settlement agreements, specifically the class action settlement agreement. The amendment did not affect the financial terms of the class action settlement; rather, it modified the scope of the releases given by those class members who did not participate in the 2009 Exchange Offer.  Later in March 2013, the class action settlement, as amended, was presented to the Delaware Court of Chancery, and approved. The class action settlement is conditioned, and will be effective, upon final approval of the derivative action settlement and final dismissal of the actions pending outside of the Delaware Court of Chancery. The derivative action settlement was approved by the U.S. District Court for the District of Delaware on April 30, 2013. In early May 2013, the U.S. District Court for the District of Delaware dismissed the purported class action filed by John Garofalo, and in late July 2013, the Supreme Court of New York, New York County dismissed the Sullivan action. The entire settlement of all the actions noted above will become effective if no appeal is filed within thirty days of the dismissal of the Sullivan action.

Revlon, Inc. agreed with the staff of the SEC (or the “Commission”) on the terms of a proposed settlement of an investigation relating to certain disclosures made by Revlon, Inc. in its public filings in 2009 in connection with the 2009 Exchange Offer. On June 13, 2013, the Commission approved such settlement and Revlon, Inc. entered into the settlement without admitting or denying the findings set forth therein and, pursuant to its terms, Revlon, Inc., among other things, paid a civil penalty of $850,000. The settlement amount was previously accrued in the fourth quarter of 2012 within SG&A expenses and accrued expenses and other in Revlon, Inc.'s consolidated financial statements.

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
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2013 was $6.1 million, which relates to a partial payment made by the Company to MacAndrews & Forbes during the first quarter of 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the six months ended June 30, 2012 was $0.8 million, which included the initial $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the D&O Insurance Program, partially offset by $13.8 million from MacAndrews & Forbes for reimbursable costs incurred by the Company related to matters covered by the D&O Insurance Program. As of June 30, 2013 and December 31, 2012, a receivable balance of nil and $0.3 million, respectively, from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2013 were $350.1 million, a decrease of $7.0 million, or 2.0%, compared to $357.1 million in the second quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $6.4 million, consolidated net sales decreased $0.6 million, or 0.2%, in the second quarter of 2013, driven by lower net sales in the Company’s Latin America and Canada region, partially offset by higher net sales in the Company’s Europe, Middle East and Africa and Asia Pacific regions. Consolidated net sales in the Company's U.S. region were essentially flat in the second quarter of 2013 compared to the second quarter of 2012.
Consolidated net sales in the first six months of 2013 were $682.0 million, a decrease of $5.8 million, or 0.8%, compared to $687.8 million in the first six months of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $12.3 million, consolidated net sales increased $6.5 million, or 0.9%, in the first six months of 2013, driven by higher net sales in the Company’s U.S. region, partially offset by lower net sales in the Company’s Asia Pacific and Europe, Middle East and Africa regions. Consolidated net sales in the Company's Latin America and Canada region were essentially flat in the first six months of 2013 compared to the first six months of 2012.
Consolidated net income in the second quarter of 2013 was $24.7 million, compared to $11.1 million in the second quarter of 2012. The increase in consolidated net income in the second quarter of 2013, compared to the second quarter of 2012, was primarily due to:

•
$26.8 million of lower selling, general and administrative (“SG&A”) expenses primarily driven by a $18.1 million gain from insurance proceeds in the second quarter of 2013 due to the settlement of the Company’s claim for business interruption and property losses as a result of the fire at the Company's Venezuela facility;

with the foregoing partially offset by:

•	$7.4 million of lower gross profit due to a $7.0 million decrease in consolidated net sales and a $0.4 million increase in cost of sales.
Consolidated net income in the first six months of 2013 was $17.8 million, compared to $19.6 million in the first six months of 2012. The decrease in consolidated net income in the first six months of 2013, compared to the first six months of 2012 was primarily due to:

•
a $27.9 million aggregate loss on early extinguishment of debt in the first six months of 2013 due to the 2013 Senior Notes Refinancing (as hereinafter defined) and the 2013 Bank Term Loan Amendments (as hereinafter defined); and

•	$7.4 million of lower gross profit due to a $5.8 million decrease in consolidated net sales and a $1.6 million increase in cost of sales;
with the foregoing partially offset by:

•
$30.0 million of lower SG&A expenses primarily driven by a $26.4 million gain from insurance proceeds in the first six months of 2013 due to the settlement of the Company’s claims for inventory, business interruption and property losses as a result of the fire at the Company's Venezuela facility.

These items are discussed in more detail below.

Recent Events
2013 Debt Transactions
During the first quarter of 2013, the Company completed several debt transactions, including:

•
On February 8, 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes”), as well as to pay an aggregate of $27.7 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the consummation of the 2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement in February 2013, as discussed below. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan (as hereinafter defined), which Revlon, Inc. expects to use to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), on October 8, 2013, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law.

•
On February 21, 2013, Products Corporation consummated an amendment (the "2013 Bank Term Loan Amendments") to its third amended and restated term loan agreement, dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement"), for its 6.5 year term loan facility due November 19, 2017 (the “2011 Term Loan Facility”), to among other things: (i) reduce the total aggregate principal amount outstanding under the 2011 Term Loan Facility from $788.0 million to $675.0 million; (ii) reduce the minimum Eurodollar Rate on Eurodollar Loans from 1.25% to 1.00%; and (iii) reduce the Applicable Margin on Eurodollar Loans from 3.50% to 3.00%.

Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of the above transactions.
Venezuela Insurance Settlements
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
In June 2013, the Company settled its business interruption and property insurance claim in the amount of $32.0 million. The Company received $2.9 million of insurance proceeds in 2012 and $15.0 million of insurance proceeds in 2011 for its business interruption and property claim, and the remaining $14.1 million was received in July 2013. The Company previously recognized $13.9 million as income from insurance recoveries in 2011 and 2012. As a result of the final settlement of the business interruption and property claim, the Company recognized a gain from insurance proceeds of $18.1 million in the second quarter of 2013 and recorded an insurance proceeds receivable of $14.1 million as of June 30, 2013.
For further discussion, see Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Results of Operations
In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:
Second quarter results:
Consolidated net sales in the second quarter of 2013 were $350.1 million, a decrease of $7.0 million, or 2.0%, compared to $357.1 million in the second quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $6.4 million, consolidated net sales decreased $0.6 million, or 0.2%, in the second quarter of 2013, primarily driven by lower net sales of Almay color cosmetics, as well as lower net sales in Venezuela due to the negative impact of business conditions in Venezuela. The decrease in net sales of Almay color cosmetics was primarily due to a reallocation of brand support from advertising, which is included in SG&A expenses, to promotional allowances, which are a deduction in arriving at net sales. The decreases in net sales were mostly offset by higher net sales of SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012.
Year-to-date results:
Consolidated net sales in the first six months of 2013 were $682.0 million, a decrease of $5.8 million, or 0.8%, compared to $687.8 million in the first six months of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $12.3 million, consolidated net sales increased $6.5 million, or 0.9%, in the first six months of 2013, primarily driven by higher net sales of SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012. The increases in net sales were partially offset by lower net sales of Almay color cosmetics, as well as lower net sales in Venezuela due to the negative impact of business conditions in Venezuela. The decrease in net sales of Almay color cosmetics was partially due to a reallocation of brand support from advertising, which is included in SG&A expenses, to promotional allowances, which are a deduction in arriving at net sales.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended June 30,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$203.9	$203.9	$—	—%	$—	—%
Asia Pacific	54.3	55.8	(1.5)	(2.7)	0.5	0.9
Europe, Middle East and Africa	42.7	44.4	(1.7)	(3.8)	1.6	3.6
Latin America and Canada	49.2	53.0	(3.8)	(7.2)	(2.7)	(5.1)
Total Net Sales	$350.1	$357.1	$(7.0)	(2.0)%	$(0.6)	(0.2)%

	Six Months Ended June 30,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$396.0	$388.6	$7.4	1.9%	$7.4	1.9%
Asia Pacific	107.9	111.9	(4.0)	(3.6)%	(0.6)	(0.5)%
Europe, Middle East and Africa	83.4	90.2	(6.8)	(7.5)%	(0.3)	(0.3)%
Latin America and Canada	94.7	97.1	(2.4)	(2.5)%	—	—%
Total Net Sales	$682.0	$687.8	$(5.8)	(0.8)%	$6.5	0.9%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
Second quarter results:
In the U.S., net sales in the second quarter of 2013 were essentially flat compared to the second quarter of 2012, primarily driven by higher net sales of SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, offset by lower net sales of Revlon color cosmetics and Almay color cosmetics. The decrease in net sales of Almay color cosmetics was primarily due to a reallocation of brand support from advertising, which is included in SG&A expenses, to promotional allowances, which are a deduction in arriving at net sales. Excluding the results of Pure Ice color cosmetics, net sales in the U.S. decreased in the second quarter of 2013.
Year-to-date results:
In the U.S., net sales in the first six months of 2013 increased $7.4 million, or 1.9%, to $396.0 million, compared to $388.6 million in the first six months of 2012, primarily driven by higher net sales of SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, partially offset by lower net sales of Almay color cosmetics. The decrease in net sales of Almay color cosmetics was partially due to a reallocation of brand support from advertising, which is included in SG&A expenses, to promotional allowances, which are a deduction in arriving at net sales. Excluding the results of Pure Ice color cosmetics, net sales in the U.S. decreased in the first six months of 2013.
Asia Pacific
Second quarter results:
In Asia Pacific, net sales in the second quarter of 2013 decreased 2.7% to $54.3 million, compared to $55.8 million in the second quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $0.5 million, or 0.9%. From a country perspective, net sales increased in Japan (which contributed 4.9 percentage points to the increase in the region’s net sales in the second quarter of 2013, as compared to the second quarter of 2012). The increase in the region's net sales was partially offset by a decrease in net sales in China (which offset by 3.2 percentage points the increase in the region’s net sales in the second quarter of 2013, as compared to the second quarter of 2012).
Year-to-date results:
In Asia Pacific, net sales in the first six months of 2013 decreased 3.6% to $107.9 million, compared to $111.9 million in the first six months of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $0.6 million, or 0.5%, primarily driven by lower net sales of Revlon color cosmetics, mostly offset by higher net sales of SinfulColors color cosmetics. From a country perspective, net sales decreased in China (which contributed 4.5 percentage points to the decrease in the region’s net sales in the first six months of 2013, as compared to the first six months of 2012). The decrease in the region's net

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

sales was partially offset by an increase in net sales in Japan (which offset by 3.6 percentage points the decrease in the region’s net sales in the first six months of 2013, as compared to the first six months of 2012).
Europe, Middle East and Africa
Second quarter results:
In Europe, the Middle East and Africa, net sales in the second quarter of 2013 decreased 3.8% to $42.7 million, compared to $44.4 million in the second quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $1.6 million, or 3.6%, primarily driven by higher net sales of fragrances and SinfulColors color cosmetics, partially offset by lower net sales of other beauty care products. From a country perspective, net sales increased in the U.K. and Italy (which together contributed 4.9 percentage points to the increase in the region’s net sales in the second quarter of 2013, as compared to the second quarter of 2012). The increase in the region's net sales was partially offset by a decrease in net sales in France (which offset by 3.2 percentage points the increase in the region’s net sales in the second quarter of 2013, as compared to the second quarter of 2012).
Year-to-date results:
In Europe, the Middle East and Africa, net sales in the first six months of 2013 decreased 7.5% to $83.4 million, compared to $90.2 million in the first six months of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $0.3 million, or 0.3%, primarily driven by lower net sales of Revlon color cosmetics and other beauty care products, mostly offset by higher net sales of fragrances. From a country perspective, net sales decreased in France (which contributed 3.7 percentage points to the decrease in the region’s net sales in the first six months of 2013, as compared to the first six months of 2012). The decrease in the region's net sales was partially offset by an increase in net sales in South Africa and the U.K. (which together offset by 3.3 percentage points the decrease in the region’s net sales in the first six months of 2013, as compared to the first six months of 2012).
Latin America and Canada
Second quarter results:
In Latin America and Canada, net sales in the second quarter of 2013 decreased 7.2% to $49.2 million, compared to $53.0 million in the second quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales decreased $2.7 million, or 5.1%, primarily driven by lower net sales of Almay color cosmetics and Revlon ColorSilk hair color, partially offset by higher net sales of Revlon color cosmetics. From a country perspective, the negative impact of business conditions in Venezuela, including currency restrictions, contributed $6.3 million, or 11.9 percentage points, to the decrease in the region's net sales in the second quarter of 2013, as compared to the second quarter of 2012. The decrease in the region's net sales was partially offset by an increase in net sales in Argentina, Mexico and certain distributor territories (which together offset by 8.0 percentage points the decrease in the region’s net sales in the second quarter of 2013, as compared to the second quarter of 2012). Net sales in Argentina benefited from higher selling prices resulting from market conditions and inflation.
Year-to-date results:
In Latin America and Canada, net sales in the first six months of 2013 decreased 2.5% to $94.7 million, compared to $97.1 million in the first six months of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales were essentially flat, primarily driven by higher net sales of Revlon color cosmetics, offset by lower net sales of Almay color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased in Argentina, Mexico and certain distributor territories (which together contributed 7.7 percentage points to the increase in the region’s net sales in the first six months of 2013, as compared to the first six months of 2012). Net sales in Argentina benefited from higher selling prices resulting from market conditions and inflation. The increase in the region's net sales was partially offset by the negative impact of business conditions in Venezuela, including currency restrictions, which offset by $6.2 million, or 6.4 percentage points, the increase in the region’s net sales in the first six months of 2013, as compared to the first six months of 2012.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Gross profit	$225.3	$232.7	$(7.4)	$440.3	$447.7	$(7.4)
Percentage of net sales	64.4%	65.2%	(0.8)%	64.6%	65.1%	(0.5)%

Gross profit in the second quarter of 2013 decreased $7.4 million compared to the second quarter of 2012. As a percentage of net sales, gross profit decreased 0.8 percentage points in the second quarter of 2013, compared to the second quarter of 2012. The drivers of gross profit in the second quarter of 2013, compared to the second quarter of 2012 primarily included:

•	higher sales returns and markdowns, which reduced gross profit by $6.2 million and reduced gross profit as a percentage of net sales by 0.6 percentage points;

•	higher promotional allowances, which reduced gross profit by $3.7 million and reduced gross profit as a percentage of net sales by 0.3 percentage points; and

•	unfavorable foreign currency fluctuations, which reduced gross profit by $5.1 million and reduced gross profit as a percentage of net sales by 0.3 percentage points;
with the foregoing offset by:

•	favorable volume, which increased gross profit by $6.4 million, with no impact on gross profit as a percentage of net sales; and

•	favorable product mix, which increased gross profit by $1.5 million and increased gross profit as a percentage of net sales by 0.4 percentage points.
Gross profit in the first six months of 2013 decreased $7.4 million compared to the first six months of 2012. As a percentage of net sales, gross profit decreased 0.5 percentage points in the first six months of 2013, compared to the first six months of 2012. The drivers of gross profit in the first six months of 2013, compared to the first six months of 2012 primarily included:

•	higher sales returns and markdowns, which reduced gross profit by $9.6 million and reduced gross profit as a percentage of net sales by 0.5 percentage points;

•	unfavorable foreign currency fluctuations, which reduced gross profit by $9.4 million and reduced gross profit as a percentage of net sales by 0.2 percentage points; and

•
unabsorbed fixed costs of $1.1 million due to the Company exiting its previously-owned manufacturing facility in France, which reduced gross profit as a percentage of net sales by 0.2 percentage points;

with the foregoing offset by:

•	favorable volume, which increased gross profit by $11.3 million, with no impact on gross profit as a percentage of net sales; and

•	favorable product mix, which increased gross profit by $2.2 million and increased gross profit as a percentage of net sales by 0.3 percentage points.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
SG&A expenses	$163.1	$189.9	$26.8	$330.6	$360.6	$30.0
SG&A expenses decreased $26.8 million in the second quarter of 2013, as compared to the second quarter of 2012, primarily driven by:

•
an $18.1 million gain from insurance proceeds in the second quarter of 2013 due to the settlement of the Company’s claim for business interruption and property losses as a result of the Venezuela fire, partially offset by an accrual of $4.5 million for estimated clean-up costs related to the destroyed facility in Venezuela, which was recognized in the

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

second quarter of 2013. See Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q;

•
$7.3 million of lower advertising expenses primarily due to a reallocation of brand support from advertising, which is included in SG&A expenses, to promotional allowances, which are a deduction in arriving at net sales in the second quarter of 2013;

•
$6.7 million of lower general and administrative expenses primarily due to the impact of the $6.7 million litigation loss contingency recognized in the second quarter of 2012 that did not recur in the second quarter of 2013 (see Note 13, "Contingencies" to the Unaudited Consolidated Financial Statements for further discussion); and

•	$2.7 million of favorable impact of foreign currency fluctuations.
SG&A expenses decreased $30.0 million in the first six months of 2013, as compared to the first six months of 2012, primarily driven by:

•
a $26.4 million gain from insurance proceeds in the first six months of 2013 due to the settlement of the Company’s claims for the loss of inventory as well as business interruption and property losses as a result of the Venezuela fire, partially offset by an accrual of $4.5 million for estimated clean-up costs related to the destroyed facility in Venezuela, which was recognized in the second quarter of 2013, and $1.1 million of income from insurance proceeds recognized in the first six months of 2012 related to business interruption losses incurred as a result of the Venezuela fire. See Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q;

•
$5.1 million of lower general and administrative expenses primarily due to the impact of the $6.7 million litigation loss contingency recognized in the first six months of 2012 that did not recur in the first six months of 2013 (see Note 13, "Contingencies" to the Unaudited Consolidated Financial Statements for further discussion);

•	$4.9 million of favorable impact of foreign currency fluctuations; and

•
$4.5 million of lower advertising expenses primarily due to a reallocation of brand support from advertising, which is included in SG&A expenses, to promotional allowances, which are a deduction in arriving at net sales in the first six months of 2013.

Included in SG&A expenses for the second quarter and first six months of 2013 is higher incentive compensation expense of $1.2 million and $2.3 million, respectively, related to a modification to the structure of the Company's long-term incentive plan to better align the plan with the Company's long-term performance.  While the new structure does not change the amount of the employees' potential annual incentive award, the transition is expected to result in higher expense in 2013 and 2014, as compared to 2012, by approximately $5 million and $3 million, respectively.  The Company expects no additional expense related to the transition to the new structure after 2014.

Restructuring charges and other, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Restructuring charges and other, net	$3.1	$—	$(3.1)	$3.3	$—	$(3.3)

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
During the second quarter of 2013, the Company recorded additional charges related to the September 2012 Program of $3.3 million primarily due to changes in estimates related to severance and other termination benefits. Of the $3.3 million charge, $3.1 million is recorded in restructuring charges and other, net, $0.2 million is recorded in cost of sales and $0.1 million is recorded in SG&A expenses, partially offset by a $0.1 million benefit recorded in net sales.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

During the first six months of 2013, the Company recorded additional charges related to the September 2012 Program of $3.6 million primarily due to changes in estimates related to severance and other termination benefits. Of the $3.6 million charge, $3.3 million is recorded in restructuring charges and other, net, $0.2 million is recorded in cost of sales and $0.2 million is recorded in SG&A expenses, partially offset by a $0.1 million benefit recorded in net sales.
The Company expects to recognize an additional net benefit of approximately $2 million for the remainder of 2013 for a total of approximately $26 million in charges related to the September 2012 Program. This expected net benefit includes a $2.4 million gain as a result of the July 2013 sale of the Company's manufacturing facility in France, which gain will be recognized in the third quarter of 2013.
The Company expects to pay net cash of approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $13.2 million was paid during the six months ended June 30, 2013, and the remainder is expected to be paid during the remaining six months of 2013. The total expected net cash payments of approximately $24 million include the cash proceeds of $2.6 million received in July 2013 related to the sale of the Company's manufacturing facility in France.
The Company expects approximately $7 million of cost reductions to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million. For further discussion of the September 2012 Program, see Note 3, “Restructuring Charges and Other, Net,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest expense	$15.8	$19.6	$3.8	$34.6	$39.6	$5.0
Interest expense – preferred stock dividends	1.6	1.6	—	3.2	3.2	—

The $3.8 million and $5.0 million decrease in interest expense in the second quarter and first six months of 2013, respectively, as compared to the prior year periods, was primarily due to lower weighted average borrowing rates as a result of the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments, partially offset by higher average debt. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.
In accordance with the terms of the certificate of designation of the Revlon, Inc. Preferred Stock, during both the second quarters of 2013 and 2012, Revlon, Inc. recognized $1.6 million of interest expense related to the regular quarterly dividends on the Preferred Stock. During both the first six months of 2013 and 2012, Revlon, Inc. recognized $3.2 million of interest expense related to the regular quarterly dividends on the Preferred Stock.

Loss on early extinguishment of debt:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Loss on early extinguishment of debt	$—	$—	$—	$27.9	$—	$(27.9)

As a result of the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments, the Company recognized an aggregate loss on the early extinguishment of debt of $27.9 million during the first six months of 2013, due to $18.6 million of fees and expenses which were expensed as incurred in connection with such transactions, as well as the write-off of $9.3 million of unamortized debt discount and deferred financing fees as a result of such transactions. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Foreign currency (gains) losses, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Foreign currency (gains) losses, net	$(0.8)	$0.4	$1.2	$2.5	$2.1	$(0.4)

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency gains, net, of $0.8 million during the second quarter of 2013, as compared to foreign currency losses, net, of $0.4 million during the second quarter of 2012, was primarily driven by a $1.3 million increase in foreign currency gains for the second quarter of 2013 compared to the second quarter of 2012 related to the Company’s foreign currency forward exchange contracts (“FX Contracts”).
The increase in foreign currency losses, net, of $0.4 million during the first six months of 2013, as compared to the first six months of 2012, was primarily driven by:

•
the unfavorable impact of the revaluation of certain foreign currency denominated intercompany receivables and payables from the Company’s foreign subsidiaries during the first six months of 2013 compared to the first six months of 2012; and

•
a $0.6 million foreign currency loss related to the required re-measurement of the balance sheet of the Company's subsidiary in Venezuela (Revlon Venezuela) during the first quarter of 2013 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. Dollar. See “Financial Condition, Liquidity, and Capital Resources – Impact of Foreign Currency Translation - Venezuela” for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings;

with the foregoing partially offset by:

•	a $2.3 million foreign currency gain for the first six months of 2013 compared to a $1.1 million foreign currency loss for the first six months of 2012 related to the Company’s FX Contracts.

Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Provision for income taxes	$17.0	$9.1	$(7.9)	$18.2	$20.1	$1.9

The $7.9 million increase in the provision for income taxes in the second quarter of 2013 as compared to the second quarter of 2012 was primarily attributable to the favorable resolution of tax matters in a foreign jurisdiction in the second quarter of 2012 that did not recur in the second quarter of 2013, as well as increased pre-tax income in the second quarter of 2013, partially offset by certain favorable discrete items that benefited the second quarter of 2013.
The $1.9 million decrease in the provision for income taxes in the first six months of 2013 as compared to the first six months of 2012 was primarily attributable to the loss on early extinguishment of debt recognized in the first quarter of 2013 related to the 2013 Senior Notes Refinancing and the 2013 Bank Term Loan Amendments, partially offset by the favorable resolution of tax matters in a foreign jurisdiction in the first six months of 2012 that did not recur in the first six months of 2013.
The Company's effective tax rate for the three months ended June 30, 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefit; partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.
The Company's effective tax rate for the six months ended June 30, 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S.
The Company expects that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company’s tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources

At June 30, 2013, the Company had a liquidity position of $261.1 million, consisting of cash and cash equivalents (net of any outstanding checks) of $130.9 million, as well as $130.2 million in available borrowings under the 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016 (the “2011 Revolving Credit Facility”) based upon the borrowing base less $9.8 million of undrawn outstanding letters of credit and nil then drawn under the 2011 Revolving Credit Facility at such date.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Cash Flows
At June 30, 2013, the Company had cash and cash equivalents of $141.3 million, compared with $116.3 million at December 31, 2012. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$11.3	$(21.7)
Net cash used in investing activities	(11.7)	(8.8)
Net cash provided by financing activities	29.7	8.5
Effect of exchange rate changes on cash and cash equivalents	(4.3)	0.1

Operating Activities
Net cash provided by (used in) operating activities was $11.3 million and $(21.7) million for the first six months of 2013 and 2012, respectively. As compared to the first six months of 2012, cash provided by operating activities in the first six months of 2013 was impacted by lower pension contributions, lower cash interest paid, lower premium payments related to certain of the Company's multi-year insurance programs and other favorable changes in working capital; partially offset by restructuring payments related to the September 2012 Program and higher incentive compensation payments.
Investing Activities
Net cash used in investing activities was $11.7 million and $8.8 million for the first six months of 2013 and 2012, respectively, which included $12.1 million and $8.9 million of cash used for capital expenditures, respectively.
Financing Activities
Net cash provided by financing activities was $29.7 million and $8.5 million for the first six months of 2013 and 2012, respectively.
Net cash provided by financing activities for the first six months of 2013 included:

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

•
the payment of $28.7 million of financing costs comprised of (i) $17.5 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes, (ii) $10.0 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes and (iii) $1.2 million of fees incurred in connection with the 2013 Bank Term Loan Amendments.

Net cash provided by financing activities for the first six months of 2012 included:

•	a $12.8 million increase in short term borrowings and overdraft;
with the foregoing partially offset by:

•	an aggregate $4.0 million of scheduled amortization payments on the 2011 Term Loan Facility.

Long-Term Debt Instruments
For further detail regarding Products Corporation’s long-term debt instruments, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2013 (the

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

"2012 Form 10-K"), as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” in Revlon, Inc.’s 2012 Form 10-K.
The Company completed the following debt transactions during the first six months of 2013:

(a)	2013 Senior Notes Refinancing
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of 5¾% Senior Notes due 2021 (the “5¾% Senior Notes”). The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013.

The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s 2011 Term Loan Facility and 2011 Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis.

Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees), to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.1 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the 2013 Bank Term Loan Amendments. Products Corporation expects to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the $48.6 million principal amount due from Products Corporation (the "Contributed Loan"), which Revlon, Inc. expects to use to pay the liquidation preference of Revlon, Inc.'s Preferred Stock on October 8, 2013, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law.

In connection with these refinancing transactions, the Company capitalized $10.3 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which is being amortized over the term of the 5¾% Senior Notes using the effective interest method. The Company also recognized a loss on the early extinguishment of debt of $25.4 million during the first six months of 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, as well as the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.

Ranking
The 5¾% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s joint and several, unsubordinated and unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari passu in right of payment with all existing and future senior debt of such Guarantor.

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

Registration Rights
On the Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5¾% Senior Notes entered into a Registration Rights Agreement, pursuant to which Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5¾% Senior Notes, that Products Corporation will, at its cost, among other things: (i) file a registration statement with respect to the 5¾% Senior Notes within 150 days after the Closing Date to be used in connection with the exchange of the 5¾% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5¾% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

registration statement to become effective under the Securities Act within 210 days after the Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5¾% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Closing Date. In addition, under certain circumstances, Products Corporation may be required to file a shelf registration statement to cover resales of the 5¾% Senior Notes. If Products Corporation fails to satisfy such obligations, it will be obligated to pay additional interest to each holder of the 5¾% Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements have been satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions. Pursuant to the Registration Agreement, in May 2013 Products Corporation filed a registration statement, and filed amended registration statements in June and July 2013, with the SEC that, when such statement becomes effective, will permit holders of the 5¾% Senior Notes to exchange such notes for new notes that will have substantially identical terms to the 5¾% Senior Notes, except that (1) the new notes and the related guarantees will be registered with the SEC under the Securities Act, and (2) the transfer restrictions and registration rights currently applicable to the 5¾% Senior Notes would no longer apply to the new notes. The registration statement is not yet effective.

Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of June 30, 2013 and its 9¾% Senior Secured Notes Indenture as of December 31, 2012.

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
For the six months ended June 30, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the 2013 Bank Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013.
Products Corporation was in compliance with all applicable covenants under the 2011 Credit Agreements as of June 30, 2013 and as of December 31, 2012. At June 30, 2013, the aggregate principal amount outstanding under the 2011 Term Loan Facility was $675.0 million and availability under the 2011 Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility was $130.2 million. There were no borrowings under the 2011 Revolving Credit Facility during the second quarters and first six months of 2013 and 2012.

Impact of Foreign Currency Translation – Venezuela
During the second quarters of 2013 and 2012, Revlon Venezuela had net sales of approximately 1% and 2%, respectively, of the Company’s consolidated net sales. During the first six months of 2013 and 2012, Revlon Venezuela had net sales of

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

approximately 1% and 2%, respectively, of the Company’s consolidated net sales. At both June 30, 2013 and December 31, 2012, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.
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
Currency Devaluation: On February 8, 2013, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. Dollar, effective beginning February 13, 2013. The devaluation changed the official exchange rate to 6.30 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the currency market administered by the central bank known as the Sistema de Transacciones en Moneda Extranjera (“SITME”) would be eliminated. Revlon Venezuela was using the U.S. Dollars obtained in the SITME market to import finished products and sell them in the local market. As previously disclosed in Revlon, Inc.’s 2012 Form 10-K, the Company was also using the SITME rate to translate the financial statements of Revlon Venezuela beginning in April 2011.
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. For the six months ended June 30, 2013, the devaluation of the local currency had the impact of reducing reported net sales by $0.9 million and the impact on operating income was de minimis. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.
As of the date of this filing, a new foreign currency exchange system is being developed in Venezuela to replace the SITME market. As a result, the Company has been unable to access U.S. Dollars in Venezuela since the devaluation in early February 2013. Once a new currency market is developed, the Company will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted. If the rate of exchange in the new currency market is higher than the Official Rate, it would have a negative impact on the Company's results of operations going forward. In addition, during the second quarter of 2013, Revlon Venezuela received approval from the Venezuelan government to import certain products through the foreign exchange commission, the Comisión de Administracion de Divisas ("CADIVI"), subject to certain restrictions. The Company expects to begin importing through CADIVI in the third quarter of 2013.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2013 were $7.6 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for full year 2013. The Company’s cash taxes paid in the first six months of 2013 were $8.0 million. The Company expects to pay cash taxes of approximately $15 million in the aggregate for full year 2013. The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2013 were $23.0 million and $12.1 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2013 to be approximately $50 million and $25 million, respectively.
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
Any such developments, if significant, could reduce the Company’s revenues and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the 2011 Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See also Part I, Item 1A. “Risk Factors” in Revlon, Inc.’s 2012 Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” in Revlon, Inc.'s March 31, 2013 Form 10-Q filed with the SEC on April 25, 2013 for further discussion of certain risks associated with the Company’s business and indebtedness.)
Revlon, Inc. expects that the payment of the regular quarterly dividends on its Preferred Stock will continue to be funded by cash interest payments to be received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes in connection with the voluntary exchange offer Revlon, Inc. launched and consummated in 2009 (the "2009 Exchange Offer"), subject to Revlon, Inc. having sufficient surplus or net profits in accordance with Delaware law. Additionally, Revlon, Inc. expects to pay the liquidation preference of the Preferred Stock on October 8, 2013 with the cash payment to be received by Revlon, Inc. from Products Corporation in respect of the October 2013 maturity of the principal amount outstanding under the Contributed Loan, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law.  The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation is permissible under the 2011 Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the 5¾% Senior Notes Indenture.
In accordance with the terms of the certificate of designation of the Preferred Stock, on January 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on December 28, 2012 the regular quarterly dividend in the amount of $0.167016 per share, or $1.6 million in the aggregate, for the period from October 9, 2012 through January 8, 2013. On April 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on March 28, 2013 the regular quarterly dividend in the amount of $0.163794 per share, or $1.5 million in the aggregate, for the period from January 9, 2013 through April 8, 2013. On July 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

on June 27, 2013 the regular quarterly dividend in the amount of $0.165614 per share, or $1.5 million in the aggregate, for the period from April 9, 2013 through July 8, 2013.
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2013, the FX Contracts outstanding had a notional amount of $51.7 million and a net asset fair value of $1.7 million.

Disclosures about Contractual Obligations and Commercial Commitments
As of June 30, 2013, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in Revlon, Inc.’s 2012 Form 10-K, other than those entered into in the first quarter of 2013 in connection with the 2013 Bank Term Loan Amendments to the 2011 Term Loan Agreement and the 2013 Senior Notes Refinancing.

The following reflects the impact of the 2013 Bank Term Loan Amendments and the 2013 Senior Notes Refinancing on the Company’s principal and interest obligations related to its long-term debt:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	2013 Q3 – Q4	2014-2015	2016-2017	After 2017
Long-term debt, including current portion (a)	$1,233.4	$—	$58.4	$675.0	$500.0
Interest on long-term debt (b)	358.4	31.7	117.0	109.1	100.6

(a)
Amount includes (i) the $675.0 million aggregate principal amount outstanding under the 2011 Term Loan Facility as of June 30, 2013; (ii) the $500.0 million aggregate principal amount outstanding under the 5¾% Senior Notes as of June 30, 2013; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of June 30, 2013, which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7% with a 1.5% LIBOR floor.

(b)
Consists of interest through the respective maturity dates on (i) the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan Facility based upon assumptions regarding the amount of debt outstanding under the 2011 Term Loan Agreement; (ii) the $500.0 million in aggregate principal amount of the 5¾% Senior Notes; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan; based on interest rates under such debt agreements as of June 30, 2013.

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

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of Revlon, Inc.’s 2012 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2012. The following tables present the information required by Item 7A as of June 30, 2013:

Interest Rate Sensitivity

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2013		2014		2015	2016	2017	Thereafter	Total	Fair Value June 30, 2013
Debt
Short-term variable rate (various currencies)	$5.2								$5.2	$5.2
Average interest rate (a)	6.3%
Long-term fixed rate – third party ($US)	48.6	(b)						$500.0	548.6	536.8
Average interest rate	12.75%							5.75%
Long-term variable rate – third party ($US)	—		$58.4	(c)	$—	$—	$675.0	—	733.4	737.4
Average interest rate (a)(d)	—		8.5%		—	—	4.7%	—
Total debt	$53.8		$58.4		$—	$—	$675.0	$500.0	$1,287.2	$1,279.4

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at June 30, 2013.

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

(c)
Represents the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of June 30, 2013 which loan matures on October 8, 2014.

(d)
As a result of the 2013 Bank Term Loan Amendments, the 2011 Term Loan Facility bears interest at the Eurodollar Rate (as defined in the 2011 Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash.

Exchange Rate Sensitivity

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value June 30, 2013	Asset (Liability) Fair Value June 30, 2013
Sell Canadian Dollars/Buy USD	0.9733	$19.2	$19.7	$0.5
Sell Australian Dollars/Buy USD	0.9704	15.7	16.8	1.1
Sell South African Rand/Buy USD	0.1047	5.8	6.1	0.3
Sell Japanese Yen/Buy USD	0.0101	5.3	5.3	—
Buy Australian Dollars/Sell NZ Dollars	1.2409	4.8	4.6	(0.2)
Sell Hong Kong Dollars/Buy USD	0.1289	0.7	0.7	—
Sell New Zealand Dollars/Buy USD	0.7991	0.2	0.2	—
Total forward contracts		$51.7	$53.4	$1.7

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Senior Vice President, Corporate Controller and Chief Accounting Officer, serving as the Company's Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the three-month period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation that approximately $7 million

REVLON, INC. AND SUBSIDIARIES

of cost reductions associated with the September 2012 Program are expected to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million; the Company’s expectation to recognize a net benefit of approximately $2 million for the remainder of 2013 (which includes a $2.4 million gain as a result of the July 2013 sale of the Company's manufacturing facility in France, which gain will be recognized in the third quarter of 2013), for a total of approximately $26 million in charges related to the September 2012 Program; and the Company’s expectation that the total net cash paid related to the September 2012 Program will be approximately $24 million (which includes the cash proceeds of $2.6 million received in July 2013 related to the sale of the Company's manufacturing facility in France), of which $3.8 million was paid in 2012, $13.2 million was paid in the six months ended June 30, 2013 and the remainder is expected to be paid during the remaining six months of 2013;

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

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material) and costs related to litigation; and its estimates of the amount and timing of its operating expenses, debt service payments (including payments required under Products Corporation's debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs/income for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures, restructuring costs and payments, severance costs and payments, debt repurchases and costs related to litigation;

(ix)
Products Corporation's expectation to use the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan, which Revlon, Inc. expects to use to pay the liquidation preference of Revlon, Inc.'s Preferred Stock on October 8, 2013, subject to Revlon, Inc. having sufficient surplus in accordance with Delaware law;

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

REVLON, INC. AND SUBSIDIARIES

(xv)
the Company's expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year;

(xvi)
the Company's expectation that once a new currency market is developed in Venezuela, the Company will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted and the Company's belief that if the rate of exchange in the new currency market is higher than the Official Rate, it would have a negative impact on the Company's results of operations going forward; and the Company's expectation to begin importing certain products through CADIVI in the third quarter of 2013;

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

(xviii)
the Company's belief that while the new structure of its long-term incentive plan does not change the amount of the employees' potential annual incentive award, the transition is expected to result in higher expense in 2013 and 2014 as compared to 2012 by approximately $5 million and $3 million, respectively, and that the Company expects no additional expense related to the transition to the new structure after 2014; and

(xix)	the Company's $4.5 million accrual for estimated clean-up costs related to the destroyed facility in Venezuela.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2012 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2013 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Part I, Item 1A. “Risk Factors” in Revlon, Inc.’s 2012 Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” in Revlon, Inc.'s March 31, 2013 Form 10-Q filed with the SEC on April 25, 2013, for further discussion of risks associated with the Company’s business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

REVLON, INC. AND SUBSIDIARIES

controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, as well as the unavailability of cash on hand and/or funds under the 2011 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays or unanticipated costs in achieving the Company’s strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or the Company’s inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers and/or retail customers, less than expected acceptance of its advertising, promotional and/or marketing plans by its consumers and/or retail customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of its brand communication by consumers and/or retail partners, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its retail partners or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop its organizational capability; (c) difficulties, delays or unanticipated costs in connection with its plans to continue to drive common global processes which are designed to provide the most efficient and effective allocation of its resources, such as due to higher than anticipated levels of investment required to support and build its brands globally; (d) difficulties, delays or unanticipated costs in connection with its plans to pursue growth opportunities with the Company’s existing brands, such as due to those reasons set forth in clause (iv)(a) above, and/or acquire businesses or brands to complement the Company’s core business, such as difficulties, delays or unanticipated costs in consummating, or its inability to consummate, transactions to acquire new businesses or brands; and/or (e) difficulties, delays or unanticipated costs in continuing to drive the Company’s collective business activities to deliver improved financial performance;

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

(ix)
difficulties, delays in or Products Corporation’s inability to use proceeds from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity in October 2013 the Contributed Loan, whether due to market conditions or otherwise;

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

REVLON, INC. AND SUBSIDIARIES

to Revlon, Inc. under the Contributed Loan or the unavailability of sufficient surplus or net profits to make such dividend payments in accordance with Delaware law or the unavailability of sufficient surplus or liquidity to make such liquidation preference payments in accordance with Delaware law;

(xiv)	unanticipated events or circumstances that could cause the Company's property and/or business interruption insurance to provide less than adequate coverage;

(xv)	unexpected significant variances in the Company's tax provision and effective tax rate;

(xvi)
difficulties, delays in or the Company's inability to exchange Bolivars for U.S. Dollars, whether due to the lack of a market developing for such exchange or otherwise and/or unanticipated adverse impacts to the Company's results of operations such as due to higher than expected exchange rates; and difficulties, delays in or the Company's inability to begin importing certain products through CADIVI in the third quarter of 2013;

(xvii)
unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings, including, without limitation, unanticipated changes in the settlement of the class action matters imposed by the court or the failure of the class action and derivative action settlements to become effective as a result of any potential appeal;

(xviii)	unanticipated consequences from the Company's new long-term incentive plan, such as higher than anticipated expenses or changes in the periods when such expenses would be recognized; and/or

(xix)	unanticipated costs incurred in connection with the activities related to the destroyed facility in Venezuela.

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

As previously disclosed in Revlon, Inc.'s 2012 Form 10-K, Revlon, Inc., certain of Revlon, Inc.'s current and former directors and MacAndrews & Forbes Holdings Inc. entered into settlement agreements with the plaintiffs in class and derivative actions related to the 2009 Exchange Offer. In the second quarter of 2012, the Company recorded a charge of $6.7 million with respect to the Company’s then-estimated costs of resolving the actions, including the Company's estimate at that time of additional payments to be made to the settling stockholders. This charge is included within SG&A expenses in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012.

In March 2013, the parties executed an amendment to one of the settlement agreements, specifically the class action settlement agreement. The amendment did not affect the financial terms of the class action settlement; rather, it modified the scope of the releases given by those class members who did not participate in the 2009 Exchange Offer.  Later in March 2013, the class action settlement, as amended, was presented to the Delaware Court of Chancery, and approved. The class action settlement is conditioned, and will be effective, upon final approval of the derivative action settlement and final dismissal of the actions pending outside of the Delaware Court of Chancery. The derivative action settlement was approved by the U.S. District Court for the District of Delaware on April 30, 2013. In early May 2013, the U.S. District Court for the District of Delaware dismissed the purported class action filed by John Garofalo, and in late July 2013, the Supreme Court of New York, New York County dismissed the Sullivan action. The entire settlement of all the actions noted above will become effective if no appeal is filed within thirty days of the dismissal of the Sullivan action.

The Company agreed with the staff of the SEC (or the “Commission”) on the terms of a proposed settlement of an investigation relating to certain disclosures made by Revlon, Inc. in its public filings in 2009 in connection with the 2009 Exchange Offer. On June 13, 2013, the Commission approved such settlement and Revlon, Inc. entered into the settlement without admitting or denying the findings set forth therein and, pursuant to its terms, Revlon, Inc., among other things, paid a civil penalty of $850,000.

Item 1A. Risk Factors
In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in Revlon, Inc.’s 2012 Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” in Revlon, Inc.'s March 31, 2013 Form 10-Q filed with the SEC on April 25, 2013.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

*31.1	Certification of Alan T. Ennis, Chief Executive Officer, dated July 31, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Jessica T. Graziano, Principal Financial Officer, dated July 31, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Alan T. Ennis, Chief Executive Officer, dated July 31, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Jessica T. Graziano, Principal Financial Officer, dated July 31, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2013

REVLON, INC.
Registrant

By: /s/ Alan T. Ennis	By: /s/ Jessica T. Graziano
Alan T. Ennis	Jessica T. Graziano
President and	Senior Vice President,
Chief Executive Officer	Corporate Controller and
Chief Accounting Officer