Form 10-Q
period 2013-09-30
REVLON INC /DE/
filed 2013-10-24
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒
As of October 15, 2013, 52,356,798 shares of Class A Common Stock were outstanding. At such date, 40,669,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139.3	$116.3
Trade receivables, less allowance for doubtful accounts of $3.4 and $3.5 as of September 30, 2013 and December 31, 2012, respectively	194.1	216.0
Inventories	142.2	114.7
Deferred income taxes – current	50.1	48.5
Prepaid expenses and other	51.3	45.7
Total current assets	577.0	541.2
Property, plant and equipment, net of accumulated depreciation of $236.4 and $226.0 as of September 30, 2013 and December 31, 2012, respectively	102.7	99.5
Deferred income taxes – noncurrent	195.2	215.2
Goodwill	217.9	217.8
Intangible assets, net of accumulated amortization of $34.7 and $29.7 as of September 30, 2013 and December 31, 2012, respectively	64.7	68.8
Other assets	101.9	94.1
Total assets	$1,259.4	$1,236.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$6.6	$5.0
Current portion of long-term debt	—	21.5
Accounts payable	103.4	101.9
Accrued expenses and other	226.0	276.3
Redeemable preferred stock	48.6	48.4
Total current liabilities	384.6	453.1
Long-term debt	1,228.2	1,145.8
Long-term pension and other post-retirement plan liabilities	210.1	233.7
Other long-term liabilities	56.3	53.3
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 49,986,651 shares issued as of September 30, 2013 and December 31, 2012	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 3,125,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	1,015.1	1,015.1
Treasury stock, at cost: 754,853 shares of Class A Common Stock as of September 30, 2013 and December 31, 2012	(9.8)	(9.8)
Accumulated deficit	(1,419.6)	(1,446.9)
Accumulated other comprehensive loss	(206.0)	(208.2)
Total stockholders’ deficiency	(619.8)	(649.3)
Total liabilities and stockholders’ deficiency	$1,259.4	$1,236.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$339.4	$347.0	$1,021.4	$1,034.8
Cost of sales	123.8	127.0	365.5	367.1
Gross profit	215.6	220.0	655.9	667.7
Selling, general and administrative expenses	175.3	179.9	505.9	540.5
Restructuring charges and other, net	(1.5)	21.0	1.8	21.0
Operating income	41.8	19.1	148.2	106.2
Other expenses, net:
Interest expense	16.2	19.9	50.8	59.5
Interest expense – preferred stock dividends	1.7	1.6	4.9	4.8
Amortization of debt issuance costs	1.3	1.3	3.8	3.9
Loss on early extinguishment of debt	0.2	—	28.1	—
Foreign currency losses (gains), net	0.4	(0.1)	2.9	2.0
Miscellaneous, net	0.5	(0.1)	0.5	0.2
Other expenses, net	20.3	22.6	91.0	70.4
Income (loss) from continuing operations before income taxes	21.5	(3.5)	57.2	35.8
Provision for income taxes	12.0	11.5	30.2	31.6
Income (loss) from continuing operations, net of taxes	9.5	(15.0)	27.0	4.2
Income from discontinued operations, net of taxes	—	—	0.3	0.4
Net income (loss)	$9.5	$(15.0)	$27.3	$4.6
Other comprehensive income (loss):
Currency translation adjustment, net of tax (a)	1.1	(1.9)	(3.6)	0.3
Amortization of pension related costs, net of tax (b)(c)	2.0	1.8	5.8	7.5
Other comprehensive income (loss)	3.1	(0.1)	2.2	7.8
Total comprehensive income (loss)	$12.6	$(15.1)	$29.5	$12.4

Basic earnings (loss) per common share:
Continuing operations	$0.18	$(0.29)	$0.51	$0.08
Discontinued operations	—	—	0.01	0.01
Net income (loss)	$0.18	$(0.29)	$0.52	$0.09

Diluted earnings (loss) per common share:
Continuing operations	$0.18	$(0.29)	$0.51	$0.08
Discontinued operations	—	—	0.01	0.01
Net income (loss)	$0.18	$(0.29)	$0.52	$0.09

Weighted average number of common shares outstanding:
Basic	52,356,798	52,356,641	52,356,798	52,345,895
Diluted	52,356,798	52,356,641	52,356,798	52,356,911

(a)
Net of tax expense (benefit) of $0.9 million and $(0.7) million for the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Net of tax benefit of $(0.2) million for the three months ended September 30, 2013 and 2012 and $(0.9) million and $(0.7) million for the nine months ended September 30, 2013 and 2012, respectively.

(c)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 2, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2013	$0.5	$1,015.1	$(9.8)	$(1,446.9)	$(208.2)	$(649.3)
Net income				27.3		27.3
Other comprehensive income (a)					2.2	2.2
Balance, September 30, 2013	$0.5	$1,015.1	$(9.8)	$(1,419.6)	$(206.0)	$(619.8)

(a)	See Note 8, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the first nine months of 2013.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.3	$4.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.3)	(0.4)
Depreciation and amortization	51.5	48.4
Amortization of debt discount	1.2	1.6
Stock compensation amortization	—	0.3
Provision for deferred income taxes	19.6	22.8
Loss on early extinguishment of debt	28.1	—
Amortization of debt issuance costs	3.8	3.9
Insurance proceeds for property, plant and equipment	(13.1)	—
(Gain) loss on sale of certain assets	(3.1)	0.2
Pension and other post-retirement (income) costs	(0.2)	4.1
Change in assets and liabilities:
Decrease in trade receivables	16.9	16.5
Increase in inventories	(31.3)	(32.6)
Increase in prepaid expenses and other current assets	(7.3)	(13.2)
Increase in accounts payable	4.2	2.3
(Decrease) increase in accrued expenses and other current liabilities	(41.2)	35.3
Pension and other post-retirement plan contributions	(16.0)	(26.8)
Purchases of permanent displays	(30.1)	(31.2)
Other, net	(4.2)	(17.9)
Net cash provided by operating activities	5.8	17.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17.9)	(14.8)
Business acquisition	—	(66.2)
Insurance proceeds for property, plant and equipment	13.1	—
Proceeds from the sale of certain assets	3.4	0.6
Net cash used in investing activities	(1.4)	(80.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	0.2	12.5
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—
Repayment of the 9¾% Senior Secured Notes	(330.0)	—
Repayments under the 2011 Term Loan Facility	(113.0)	(6.0)
Payment of financing costs	(32.7)	(0.1)
Other financing activities	(1.8)	(0.7)
Net cash provided by financing activities	22.7	5.7
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.3
Net increase (decrease) in cash and cash equivalents	23.0	(56.5)
Cash and cash equivalents at beginning of period	116.3	101.7
Cash and cash equivalents at end of period	$139.3	$45.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$56.2	$57.5
Preferred stock dividends	4.6	4.6
Income taxes, net of refunds	10.7	13.8
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$—	$1.2
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
The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company's principal customers include large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for the manufacture and sale of complementary beauty-related products and accessories in exchange for royalties. See also Note 15, "Subsequent Events - Colomer Acquisition."
The accompanying Consolidated Financial Statements are unaudited. In management’s opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Revlon, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2013 (the "2012 Form 10-K").
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

Recently Issued Accounting Pronouncements
In March 2013, the FASB issued ASU No. 2013-04, “Accounting for Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”, which will require an entity to record

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

an obligation resulting from joint and several liability arrangements at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. Additional disclosures about joint and several liability arrangements will also be required. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied retrospectively for obligations that exist at the beginning of an entity's fiscal year of adoption, with early adoption permitted. The Company does not expect that such adoption will have a material impact on the Company's consolidated financial statements or financial statement disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The guidance is effective for fiscal periods beginning after December 15, 2013. The Company expects to early adopt the provisions of ASU No. 2013-11 on a prospective basis as of December 31, 2013 and the Company expects that the impact of such adoption will be limited to the presentation of assets and liabilities on the consolidated balance sheet.

Other Events
Acquisition of The Colomer Group Participations
On October 9, 2013, Products Corporation completed its acquisition of The Colomer Group Participations, S.L. ("Colomer"), a Spanish company which primarily markets and sells professional products to salons and other professional channels under brands such as Revlon Professional® hair care, CND® and CND Shellac® nail polishes and American Crew® men’s hair care (the "Colomer Acquisition"), pursuant to a share sale and purchase agreement (the "Purchase Agreement") which Products Corporation entered into on August 3, 2013. See Note 15, "Subsequent Events - Colomer Acquisition."
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
The Company's business interruption losses included estimated profits lost as a result of the interruption of Revlon Venezuela’s business and costs incurred directly related to the fire. The Company recognized income from insurance recoveries under the business interruption policy only to the extent it recorded business interruption losses.
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
In June 2013, the Company settled its business interruption and property insurance claim in the amount of $32.0 million. The Company received $17.9 million of insurance proceeds for its business interruption and property claim prior to December 31, 2012, and the remaining $14.1 million was received in July 2013. The Company previously recognized $13.9 million as income from insurance recoveries in 2011 and 2012. As a result of the final settlement of the business interruption and property claim, the Company recognized a gain from insurance proceeds of $18.1 million in the second quarter of 2013.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The table below details the proceeds received and the income recognized to date for the inventory and business interruption and property claims:

	Inventory	Business Interruption and Property	Total
Insurance proceeds received in 2011	$4.7	$15.0	$19.7
Insurance proceeds received in 2012	3.7	2.9	6.6
Total proceeds received as of December 31, 2012	8.4	17.9	26.3
Income from insurance recoveries recognized in 2011 and 2012(a)	(3.5)	(13.9)	(17.4)
Deferred income balance as of December 31, 2012	4.9	4.0	8.9
Insurance proceeds received in 2013	3.4	14.1	17.5
Gain from insurance proceeds for the nine months ended September 30, 2013(a)	(8.3)	(18.1)	(26.4)
Deferred income balance as of September 30, 2013	$—	$—	$—
(a) The gain from insurance proceeds and income from insurance recoveries is included within selling, general and administrative (“SG&A”) expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) in the respective periods.
In the second quarter of 2013, the Company recorded an accrual of $4.5 million for estimated clean-up costs related to the destroyed facility in Venezuela. The accrual is included within accrued expenses and other and SG&A expenses in the Company's Consolidated Financial Statements for the nine months ended September 30, 2013.
Impact of Foreign Currency Translation - Venezuela Currency Devaluation
On February 8, 2013, the Venezuelan government announced the devaluation of its local currency, Venezuelan Bolivars (“Bolivars”), relative to the U.S. Dollar, effective beginning February 13, 2013. The devaluation changed the official exchange rate to 6.30 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the currency market administered by the central bank known as the Sistema de Transacciones en Moneda Extranjera (“SITME”) would be eliminated. As previously disclosed in Revlon, Inc.’s 2012 Form 10-K, the Company was using the SITME rate to translate the financial statements of Revlon Venezuela beginning in April 2011.
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. For the nine months ended September 30, 2013, the devaluation of the local currency had the impact of reducing reported net sales by $1.5 million and reducing reported operating income by $0.5 million. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.

2. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2013 and 2012 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net periodic benefit (income) costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	6.9	7.5	0.1	0.1
Expected return on plan assets	(9.6)	(8.8)	—	—
Amortization of actuarial loss	2.1	2.0	0.1	0.1
	(0.3)	1.1	0.2	0.2
Portion allocated to Revlon Holdings LLC	—	—	—	—
	$(0.3)	$1.1	$0.2	$0.2

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first nine months of 2013 and 2012 are as follows:

	Pension Plans		Other Post-retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic benefit (income) costs:
Service cost	$0.7	$1.2	$—	$—
Interest cost	20.7	22.5	0.4	0.5
Expected return on plan assets	(28.7)	(26.4)	—	—
Amortization of actuarial loss	6.4	6.1	0.3	0.2
	(0.9)	3.4	0.7	0.7
Portion allocated to Revlon Holdings LLC	(0.1)	(0.1)	—	—
	$(1.0)	$3.3	$0.7	$0.7

In the three and nine months ended September 30, 2013, the Company recognized net periodic benefit income of $(0.1) million and $(0.3) million, respectively, compared to net periodic benefit costs of $1.3 million and $4.0 million in the three and nine months ended September 30, 2012, respectively, primarily due to an increase in the fair value of pension plan assets at December 31, 2012, as well as the impact of the decrease in the weighted-average discount rate. Of the total net periodic benefit income of $(0.1) million for the three months ended September 30, 2013, $(0.6) million is recorded in cost of sales, $0.6 million is recorded in SG&A expenses and $(0.1) million is capitalized in inventory. Of the total net periodic benefit income of $(0.3) million for the nine months ended September 30, 2013, $(1.5) million is recorded in cost of sales, $1.8 million is recorded in SG&A expenses and $(0.6) million is capitalized in inventory. The Company expects that it will have net periodic benefit income of approximately $(0.5) million for its pension and other post-retirement benefit plans for all of 2013, compared with net periodic benefit costs of $3.9 million in 2012.
During the third quarter of 2013, $8.2 million and $0.2 million were contributed to the Company's pension and other post-retirement benefit plans, respectively. During the first nine months of 2013, $15.4 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2013.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the restructuring and related charges incurred through September 30, 2013 and expected to be incurred for the September 2012 Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges and Other, Net	Returns (a)	Inventory Write-offs (b)	Other Charges (c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2012(d)	$18.4	$2.3	$20.7	$1.6	$1.2	$0.6	$24.1
Charges (benefits) incurred for the nine months ended September 30, 2013 (e)	2.6	(0.8)	1.8	—	0.2	0.2	2.2
Cumulative charges incurred through September 30, 2013	$21.0	$1.5	$22.5	$1.6	$1.4	$0.8	$26.3
Total expected net charges	$21.0	$1.7	$22.7	$1.6	$1.4	$0.8	$26.5

(a)	Returns are recorded as a reduction to net sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

(b)	Inventory write-offs are recorded within cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

(c)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

(d)	Included within the $18.4 million of employee severance and other personnel benefits is a net pension curtailment gain of $1.5 million recognized in the year ended December 31, 2012.

(e)	Included within the $(0.8) million of other is a $2.5 million gain on the July 2013 sale of the Company's manufacturing facility in France, which was recognized in the third quarter of 2013.

The Company expects net cash payments to total approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $13.3 million was paid during the nine months ended September 30, 2013, approximately $4 million is expected to be paid during the fourth quarter of 2013 and the remainder in expected to be paid in 2014. The total expected net cash payments of $24 million include cash proceeds of $2.7 million received in the third quarter of 2013 related to the sale of the Company's manufacturing facility in France.
Details of the movements in the restructuring reserve during the first nine months of 2013 are as follows:

				Utilized, Net
	Balance as of January 1, 2013	(Income) Expense, Net (a)	Foreign Currency Translation	Cash	Noncash	Balance as of September 30, 2013
September 2012 Program:
Employee severance and other personnel benefits	$18.0	$2.6	$(0.2)	$(13.5)	$—	$6.9
Other	0.9	1.7	—	(2.3)	—	0.3
Lease exit	0.3	—	—	(0.3)	—	—
Total restructuring reserve	$19.2	4.3	$(0.2)	$(16.1)	$—	$7.2
Gain on sale of France facility		(2.5)
Total restructuring charges and other, net		$1.8

(a) During the nine months ended September 30, 2013, the Company recorded additional charges related to the September 2012 Program primarily due to changes in estimates related to severance and other termination benefits, partially offset by a $2.5 million gain on the July 2013 sale of the Company's manufacturing facility in France.
As of September 30, 2013 and December 31, 2012, the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheets.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

4. INVENTORIES

	September 30, 2013	December 31, 2012
Raw materials and supplies	$37.8	$36.6
Work-in-process	12.4	8.8
Finished goods	92.0	69.3
	$142.2	$114.7

5. ACCRUED EXPENSES AND OTHER

	September 30, 2013	December 31, 2012
Sales returns and allowances	$69.8	$87.0
Advertising and promotional costs	42.7	38.6
Compensation and related benefits	40.1	56.4
Taxes	17.4	15.6
Interest	8.9	15.2
Restructuring reserve	7.2	19.2
Other	39.9	44.3
	$226.0	$276.3

6. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	September 30, 2013	December 31, 2012
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (a)	$669.8	$780.9
Amended Revolving Credit Facility (c)	—	—
5¾% Senior Notes due 2021 (b)	500.0	—
9¾% Senior Secured Notes due 2015, net of discounts (b)	—	328.0
Amended and Restated Senior Subordinated Term Loan due 2014 (d)	58.4	58.4
	1,228.2	1,167.3
Less current portion (a)	—	(21.5)
	1,228.2	1,145.8
Redeemable Preferred Stock (e)	48.6	48.4
	$1,276.8	$1,194.2

(a)
In February 2013, Products Corporation consummated an amendment (the "February 2013 Term Loan Amendments") to its third amended and restated term loan agreement dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement" or the “2011 Term Loan Facility”) for its 6.5-year term loan due November 19, 2017 (the "2011 Term Loan"). Refer to “Recent Debt Transactions – Term Loan Amendments - (i) February 2013 Term Loan Amendments” below for further discussion.

Additionally, in connection with the Colomer Acquisition, in August 2013, Products Corporation consummated further amendments (the "August 2013 Term Loan Amendments") to its 2011 Term Loan Agreement (as amended by the August 2013 Term Loan Amendments and the Incremental Amendment (as hereinafter defined), the "Amended Term Loan Agreement" or the "Amended Term Loan Facility"). Refer to “Recent Debt Transactions – Term Loan Amendments - (ii) August 2013 Term Loan Amendments and (iii) Incremental Amendment" below for further discussion.

(b)
On February 8, 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay or redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes"), as

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

well as to pay an aggregate of $27.9 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan (as defined below), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), in connection with its mandatory redemption on such date. Refer to “Recent Debt Transactions – 2013 Senior Notes Refinancing” below for further discussion.

(c)
In connection with the Colomer Acquisition, in August 2013, Products Corporation consummated an amendment (the "August 2013 Revolver Amendment") to its third amended and restated revolving credit agreement dated June 16, 2011 (as amended, the “Amended Revolving Credit Agreement”). Refer to “Recent Debt Transactions – Amended Revolving Credit Facility" below for further discussion.

(d)
For detail regarding Products Corporation’s Amended and Restated Senior Subordinated Term Loan (the “Amended and Restated Senior Subordinated Term Loan”), consisting of (i) the $58.4 million principal amount which remains owing from Products Corporation to various third parties (the “Non-Contributed Loan”), which matures on October 8, 2014, and (ii) the $48.6 million principal amount which, at September 30, 2013 was due from Products Corporation to Revlon, Inc. (the “Contributed Loan”), and which Products Corporation repaid to Revlon, Inc. at maturity on October 8, 2013, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2012 Form 10-K.

(e)
The Preferred Stock was mandatorily redeemed in accordance with its certificate of designation and fully paid effective on October 8, 2013 and, accordingly, is presented as a current liability on the Company’s Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. See Note 15, “Subsequent Events-Mandatory Redemption of Series A Preferred Stock”. See also Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.’s 2012 Form 10-K for certain details regarding Revlon, Inc.’s Preferred Stock.

Recent Debt Transactions
Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments
On February 21, 2013, Products Corporation consummated the February 2013 Term Loan Amendments, among Products Corporation, as borrower, a syndicate of lenders and Citicorp, USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand.  The February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase.
For the nine months ended September 30, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the February 2013 Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2013.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(ii) August 2013 Term Loan Amendments
On August 19, 2013, in connection with the Colomer Acquisition, Products Corporation consummated the August 2013 Term Loan Amendments to its 2011 Term Loan Agreement, which permit, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses. See Note 15, “Subsequent Events- Colomer Acquisition.”
For the three and nine months ended September 30, 2013, the Company incurred approximately $1.9 million of fees and expenses in connection with the August 2013 Term Loan Amendments. The Company capitalized $1.7 million of fees and expenses, which are being amortized over the remaining life of the 2011 Term Loan using the effective interest method. The remaining $0.2 million of fees and expenses were expensed as incurred.
(iii) Incremental Amendment
On August 19, 2013, in connection with the Colomer Acquisition, Products Corporation entered into an incremental amendment (the "Incremental Amendment") resulting in the Amended Term Loan Agreement with Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch (collectively, the "Initial Acquisition Lenders") and Citicorp USA, Inc. as administrative agent and collateral agent pursuant to which the Initial Acquisition Lenders committed to provide up to $700 million of term loans under the Amended Term Loan Agreement (the "Acquisition Term Loans"), which were used as a source of funds to consummate the Colomer Acquisition. See Note 15, “Subsequent Events- Colomer Acquisition.”
For the three and nine months ended, September 30, 2013, the Company incurred approximately $1.7 million of fees and expenses in connection with the Acquisition Term Loans. Such fees were capitalized and will be amortized over the life of the Acquisition Term Loans using the effective interest method beginning on the Closing Date.
(iv) Amended Revolving Credit Facility
On August 14, 2013, in connection with the Colomer Acquisition, Products Corporation consummated the August 2013 Revolver Amendment to the $140.0 million asset-backed, multi-currency revolving credit facility (the "Amended Revolving Credit Facility”) to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring up to $700 million of the Acquisition Term Loans that Products Corporation used as a source of funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment (1) reduced Products Corporation's interest rate spread over the LIBOR rate applicable to Eurodollar Loans under the facility from a range, based on availability, of 2.00% to 2.50%, to a range of 1.50% to 2.00%; (2) reduced the commitment fee on unused availability under the facility from 0.375% to 0.25%; and (3) extended the maturity of the facility, which was previously scheduled to mature in June 2016, to the earlier of (i) August 2018 or (ii) the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under Products Corporation's bank term loan agreements, but not earlier than June 2016.
For the three and nine months ended September 30, 2013, the Company incurred approximately $0.4 million of fees and expenses in connection with the August 2013 Revolver Amendment, which were capitalized and are being amortized over the life of the Amended Revolving Credit Facility using the effective interest method.
The following is a summary description of the Amended Revolving Credit Facility and the Amended Term Loan Facility. Unless otherwise indicated, capitalized terms have the meanings given to them in the Amended Revolving Credit Agreement and/or the Amended Term Loan Agreement, as applicable. Investors should refer to the Amended Revolving Credit Agreement and/or the Amended Term Loan Agreement for complete terms and conditions, as these summary descriptions are subject to a number of qualifications and exceptions.
Amended Revolving Credit Facility
Availability under the Amended Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible accounts receivable and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.
In each case subject to borrowing base availability, the Amended Revolving Credit Facility is available to:
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

If the value of the eligible assets is not sufficient to support the $140.0 million borrowing base under the Amended Revolving Credit Facility, Products Corporation will not have full access to the Amended Revolving Credit Facility. Products Corporation’s ability to borrow under the Amended Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the Amended Revolving Credit Agreement.
As a result of the August 2013 Revolver Amendment, under the Amended Revolving Credit Facility, borrowings (other than loans in foreign currencies) bear interest, if made as Eurodollar Loans, at the Eurodollar Rate plus the applicable margin set forth in the grid below and, if made as Alternate Base Rate Loans, at the Alternate Base Rate plus the applicable margin set forth in the grid below.

Excess Availability	Alternate Base Rate Loans	Eurodollar Loans, Eurocurrency Loan or Local Rate Loans
Greater than or equal to $92,000,000	0.50%	1.50%
Less than $92,000,000 but greater than or equal to $46,000,000	0.75%	1.75%
Less than $46,000,000	1.00%	2.00%
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
Prior to the termination date of the Amended Revolving Credit Facility, revolving loans are required to be prepaid (without any permanent reduction in commitment) with:
(i) the net cash proceeds from sales of Revolving Credit First Lien Collateral by Products Corporation or any of Products Corporation’s subsidiary guarantors (other than dispositions in the ordinary course of business and certain other exceptions); and
(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt, to the extent there remains any such proceeds after satisfying Products Corporation’s repayment obligations under the Amended Term Loan Facility.
As a result of the August 2013 Revolver Amendment, Products Corporation pays to the lenders under the Amended Revolving Credit Facility a commitment fee of 0.25% of the average daily unused portion of the Amended Revolving Credit Facility, which fee is payable quarterly in arrears. Under the Amended Revolving Credit Facility, Products Corporation also pays:
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
As a result of the August 2013 Revolver Amendment, under certain circumstances, Products Corporation has the right to request that the Amended Revolving Credit Facility be increased by up to $100.0 million (compared to $60.0 million under the 2011 Revolving Credit Facility), provided that the lenders are not committed to provide any such increase.
Under certain circumstances, if and when the difference between (i) the borrowing base under the Amended Revolving Credit Facility and (ii) the amounts outstanding under the Amended Revolving Credit Facility is less than $20.0 million for a period of two consecutive days or more, and until such difference is equal to or greater than $20.0 million for a period of 30 consecutive business days, the Amended Revolving Credit Facility requires Products Corporation to maintain a consolidated fixed charge coverage ratio (the ratio of EBITDA minus Capital Expenditures to Cash Interest Expense for such period) of a minimum of 1.0 to 1.0.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As a result of the August 2013 Revolver Amendment, the Amended Revolving Credit Facility matures on the earlier of August 14, 2018 and the date that is 90 days prior to the earliest maturity date of any Term loans then outstanding under the Amended Term Loan Facility, but not earlier than June 16, 2016.
Amended Term Loan Facility
Under the Amended Term Loan Facility, Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%) and Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.00% (with the Alternate Base Rate not to be less than 2.00%).
The term loans under the Amended Term Loan Facility are required to be prepaid with:
(i) the net cash proceeds in excess of $10 million for each 12-month period ending on March 31 received during such period from sales of Term Loan First Lien Collateral by Products Corporation or any of its subsidiary guarantors with carryover of unused annual basket amounts up to a maximum of $25 million and with respect to certain specified dispositions up to an additional $25 million in the aggregate (subject to a reinvestment right for 365 days, or 545 days if the Company has within such 365-day period entered into a legally binding commitment to invest such funds);
(ii) the net proceeds from the issuance by Products Corporation or any of its subsidiaries of certain additional debt; and
(iii) 50% of Products Corporation’s “excess cash flow” (as defined under the Amended Term Loan Agreement), commencing with excess cash flow for the 2013 fiscal year payable in the first 100 days of 2014.
The Amended Term Loan Facility contains a financial covenant limiting Products Corporation’s first lien senior secured leverage ratio (the ratio of Products Corporation’s senior secured debt that has a lien on the collateral which secures the Amended Term Loan Facility that is not junior or subordinated to the liens securing the Amended Term Loan Facility (excluding debt outstanding under the Amended Revolving Credit Facility)) to EBITDA, as each such term is defined in the Amended Term Loan Facility, to no more than 4.25 to 1.0 (pursuant to the August 2013 Term Loan Amendments) for each period of four consecutive fiscal quarters ending during the period from June 30, 2011 to the maturity date of the Amended Term Loan Facility.
The 2011 Term Loan under the Amended Term Loan Facility matures on November 19, 2017. The Acquisition Term Loans under the Amended Term Loan Facility will have the same terms as the 2011 Term Loans, except that: (i) they will mature on the sixth anniversary of the consummation of the Colomer Acquisition (or October 9, 2019); (ii) they will be subject to a 1% premium in connection with any repayment or amendment that results in a repricing of the Acquisition Term Loans occurring within six months after the consummation of the Colomer Acquisition; and (iii) they will amortize on March 31, June 30, September 30 and December 31 of each year, beginning with the last day of the first full fiscal quarter after the consummation of the Colomer Acquisition, in an amount equal to 0.25% of the aggregate principal amount of such Acquisition Term Loans.
Provisions Applicable to the Amended Term Loan Facility and the Amended Revolving Credit Facility
The Amended Term Loan Agreement and the Amended Revolving Credit Agreement are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. Products Corporation’s obligations under the Amended Term Loan Agreement and the Amended Revolving Credit Agreement and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of Products Corporation’s assets and the assets of the guarantors, including:
(i) a mortgage on owned real property, including Products Corporation’s facility in Oxford, North Carolina;
(ii) Products Corporation’s capital stock and the capital stock of the subsidiary guarantors and 66% of the voting capital stock and 100% of the non-voting capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier, non-U.S. subsidiaries;
(iii) Products Corporation’s and the subsidiary guarantors’ intellectual property and other intangible property; and
(iv) Products Corporation’s and the subsidiary guarantors’ inventory, accounts receivable, equipment, investment property and deposit accounts.
The liens on, among other things, inventory, accounts receivable, deposit accounts, investment property (other than Products Corporation’s capital stock and the capital stock of Products Corporation’s subsidiaries), real property, equipment, fixtures and certain intangible property secure the Amended Revolving Credit Facility on a first priority basis and the Amended Term Loan Facility on a second priority basis. The liens on Products Corporation’s capital stock and the capital stock of Products Corporation’s subsidiaries and intellectual property and certain other intangible property secure the Amended Term Loan Facility on a first priority basis and the Amended Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, by and among Products Corporation and Citicorp USA, Inc., as administrative agent and as collateral agent for the benefit of the secured parties for the Amended Term Loan

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Facility and Amended Revolving Credit Facility (the “2010 Intercreditor Agreement”). The 2010 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines.
The Amended Term Loan Agreement and the Amended Revolving Credit Agreement contain various restrictive covenants prohibiting Products Corporation and its subsidiaries from:
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
(b) subject to certain circumstances, to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon Stock Plan and/or the payment of withholding taxes in connection with the vesting of restricted stock awards under such plan;
(c) subject to certain limitations, to pay dividends or make other payments to finance the purchase, redemption or other retirement for value by Revlon, Inc. of stock or other equity interests or equivalents in Revlon, Inc. held by any current or former director, employee or consultant in his or her capacity as such; and
(d) subject to certain limitations, to make other restricted payments to Products Corporation’s affiliates in an amount up to $10 million per year (plus $10 million for each calendar year commencing with 2011), other restricted payments in an aggregate amount not to exceed $35 million and certain other restricted payments, including without limitation those based upon certain financial tests;
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
(vi) making investments, subject to certain exceptions; and
(vii) entering into transactions with Products Corporation’s affiliates involving aggregate payments or consideration in excess of $10 million other than upon terms that are not materially less favorable when taken as a whole to Products Corporation or its subsidiaries as terms that would be obtainable at the time for a comparable transaction or series of similar transactions in arm’s length dealings with an unrelated third person and where such payments or consideration exceed $20 million, unless such transaction has been approved by all of Products Corporation’s independent directors, subject to certain exceptions.
The events of default under each of the Amended Term Loan Agreement and the Amended Revolving Credit Agreement include customary events of default for such types of agreements, including, among others:
(i) nonpayment of any principal, interest or other fees when due, subject in the case of interest and fees to a grace period;
(ii) non-compliance with the covenants in the Amended Term Loan Agreement, the Amended Revolving Credit Agreement or the ancillary security documents, subject in certain instances to grace periods;
(iii) the institution of any bankruptcy, insolvency or similar proceedings by or against Products Corporation, any of its subsidiaries or Revlon, Inc., subject in certain instances to grace periods;
(iv) default by Revlon, Inc. or any of its subsidiaries (A) in the payment of certain indebtedness when due (whether at maturity or by acceleration) in excess of $50.0 million in aggregate principal amount or (B) in the observance or performance of any other agreement or condition relating to such debt, provided that the amount of debt involved is in excess of $50.0 million in aggregate principal amount, or the occurrence of any other event, the effect of which default

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

referred to in this subclause (iv) is to cause or permit the holders of such debt to cause the acceleration of payment of such debt;
(v) in the case of the Amended Term Loan Facility, a cross default under the Amended Revolving Credit Facility, and in the case of the Amended Revolving Credit Facility, a cross default under the Amended Term Loan Facility;
(vi) the failure by Products Corporation, certain of Products Corporation’s subsidiaries or Revlon, Inc. to pay certain material judgments;
(vii) a change of control such that (A) Revlon, Inc. shall cease to be the beneficial and record owner of 100% of Products Corporation’s capital stock, (B) Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall cease to “control” Products Corporation, and any other person or group of persons owns, directly or indirectly, more than 35% of Products Corporation’s total voting power, (C) any person or group of persons other than Ronald O. Perelman (or his estate, heirs, executors, administrator or other personal representative) and his or their controlled affiliates shall “control” Products Corporation or (D) during any period of two consecutive years, the directors serving on Products Corporation’s Board of Directors at the beginning of such period (or other directors nominated by at least a majority of such continuing directors) shall cease to be a majority of the directors;
(viii) Revlon, Inc. shall have any meaningful assets or indebtedness or shall conduct any meaningful business other than its ownership of Products Corporation and such activities as are customary for a publicly traded holding company which is not itself an operating company, in each case subject to limited exceptions; and
(ix) the failure of certain affiliates which hold Products Corporation’s or its subsidiaries’ indebtedness to be party to a valid and enforceable agreement prohibiting such affiliate from demanding or retaining payments in respect of such indebtedness, subject to certain exceptions, including as to Products Corporation’s Amended and Restated Senior Subordinated Term Loan.
If Products Corporation is in default under the senior secured leverage ratio under the Amended Term Loan Facility or the consolidated fixed charge coverage ratio under the Amended Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right two times in any four-quarter period.

2013 Senior Notes Refinancing
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013 (subject to the payment of certain additional interest referred to below under “Registration Rights”).
The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.3 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Preferred Stock in connection with its mandatory redemption on such date. See also Note 15, “Subsequent Events-Mandatory Redemption of Series A Preferred Stock.”

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In connection with these refinancing transactions, the Company capitalized $10.5 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which is being amortized over the term of such notes using the effective interest method. The Company also recognized a loss on the early extinguishment of debt of $25.4 million during the first nine months of 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, as well as the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.
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
The 5¾% Senior Notes and the Guarantees rank effectively junior to Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “Non-Guarantor Subsidiaries”), none of which guarantee the 5¾% Senior Notes.
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
The registration statement for the 5¾% Senior Notes has not been declared effective by the SEC due to the requirements to include certain financial information regarding Colomer, on a historical and pro forma basis, in the registration statement. Such financial information was not available for inclusion in the registration statement within the time frame required under the Registration Rights Agreement for the registration statement to be declared effective, thereby requiring the payment of additional interest on the 5¾% Senior Notes as described above. Accordingly, the Company has accrued $0.3 million of additional interest as of September 30, 2013 with respect to and including the first 90-day period pursuant to the provisions of the Registration Rights Agreement described above, which period began on September 6, 2013.

Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Agreement as of September 30, 2013. At September 30, 2013, the aggregate principal amount outstanding under the 2011 Term Loan was $675.0 million and availability under the $140.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $130.2 million.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of September 30, 2013 and its 9¾% Senior Secured Notes Indenture as of December 31, 2012.

7. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings per common share include the dilutive effect of unvested restricted shares and outstanding stock options under the Company’s stock plan using the treasury stock method. For the three and nine months ended September 30, 2013 and 2012, all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per common share in the

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the average NYSE closing price of the Class A Common Stock for these periods.
For the three and nine months ended September 30, 2012, 121 and 4,465 weighted average shares of unvested restricted stock that could potentially dilute basic earnings per common share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2013, there were no shares of unvested restricted stock outstanding.
The components of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$9.5	$(15.0)	$27.0	$4.2
Income from discontinued operations	—	—	0.3	0.4
Net income (loss)	$9.5	$(15.0)	$27.3	$4.6
Denominator:
Weighted average common shares outstanding – Basic	52,356,798	52,356,641	52,356,798	52,345,895
Effect of dilutive restricted stock	—	—	—	11,016
Weighted average common shares outstanding – Diluted	52,356,798	52,356,641	52,356,798	52,356,911
Basic earnings (loss) per common share:
Continuing operations	$0.18	$(0.29)	$0.51	$0.08
Discontinued operations	—	—	0.01	0.01
Net income (loss)	$0.18	$(0.29)	$0.52	$0.09
Diluted earnings (loss) per common share:
Continuing operations	$0.18	$(0.29)	$0.51	$0.08
Discontinued operations	—	—	0.01	0.01
Net income (loss)	$0.18	$(0.29)	$0.52	$0.09

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2013 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance January 1, 2013	$23.3	$(231.5)	$(208.2)
Currency translation adjustment, net of tax expense of $3.2	(3.6)	—	(3.6)
Amortization of pension related costs, net of tax benefit of $(0.9)	—	5.8	5.8
Other comprehensive (loss) income	(3.6)	5.8	2.2
Balance September 30, 2013	$19.7	$(225.7)	$(206.0)

9. GEOGRAPHIC, FINANCIAL AND OTHER INFORMATION
The Company manages its business on the basis of one reportable operating segment. As of September 30, 2013, the Company had operations established in 14 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Geographic area:
Net sales:
United States	$185.8	55%	$192.0	55%	$581.8	57%	$580.6	56%
Outside of the United States	153.6	45%	155.0	45%	439.6	43%	454.2	44%
	$339.4		$347.0		$1,021.4		$1,034.8

	September 30, 2013		December 31, 2012
Long-lived assets, net:
United States	$441.0	91%	$431.7	90%
Outside of the United States	46.2	9%	48.5	10%
	$487.2		$480.2

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Classes of similar products:
Net sales:
Color cosmetics	$218.1	64%	$225.0	65%	$678.0	66%	$680.0	66%
Beauty care and fragrance	121.3	36%	122.0	35%	343.4	34%	354.8	34%
	$339.4		$347.0		$1,021.4		$1,034.8

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2013, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its foreign currency forward exchange contracts (“FX Contracts”), are categorized in the table below:

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

As of December 31, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value, namely its FX Contracts, are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—
Total assets at fair value	$0.1	$—	$0.1	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.4	$—	$0.4	$—
Total liabilities at fair value	$0.4	$—	$0.4	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates on the respective dates. See Note 11, “Financial Instruments.”
As of September 30, 2013, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,214.7	$—	$1,214.7	$1,228.2
Preferred Stock	—	48.6	—	48.6	48.6
	$—	$1,263.3	$—	$1,263.3	$1,276.8

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
See Note 15, "Subsequent Events - Mandatory Redemption of Series A Preferred Stock."
The fair value of the Company's long-term debt, including the current portion of long-term debt, and Preferred Stock, is based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their fair values.

11. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.8 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2013 and December 31, 2012, respectively. Included in these amounts is approximately $8.1 million and $8.7 million at September 30, 2013 and December 31, 2012, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
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
The U.S. Dollar notional amount of the FX Contracts outstanding at September 30, 2013 and December 31, 2012 was $46.2 million and $43.9 million, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	September 30, 2013	December 31, 2012	Balance Sheet	September 30, 2013	December 31, 2012
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(i)	Prepaid expenses and other	$0.5	$0.1	Accrued Expenses	$0.4	$0.4

(i) The fair values of the FX Contracts at September 30, 2013 and December 31, 2012 were determined by using observable market transactions of spot and forward rates at September 30, 2013 and December 31, 2012, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012:

	Amount of (Loss) Gain Recognized in Foreign Currency (Gains) Losses, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
FX Contracts	$(1.0)	$(0.9)	$1.3	$(2.0)

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
For the third quarter of 2013 and 2012, the Company recorded a provision for income taxes from continuing operations of $12.0 million and $11.5 million, respectively. The $0.5 million increase in the provision for income taxes was primarily attributable to certain favorable discrete items that benefited the third quarter of 2012 that did not recur in the third quarter of 2013, mostly offset by the favorable resolution of tax matters in a foreign jurisdiction in the third quarter of 2013.
For the first nine months of 2013 and 2012, the Company recorded a provision for income taxes from continuing operations of $30.2 million and $31.6 million, respectively. The $1.4 million decrease in the provision for income taxes was primarily attributable to the loss on early extinguishment of debt recognized in the first nine months of 2013 related to the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments and the favorable resolution of tax matters in a foreign jurisdiction in the first nine months of 2013, partially offset by increased pre-tax income and certain favorable discrete items that benefited the first nine months of 2012 that did not recur in the first nine months of 2013.
The Company's effective tax rate for the three months ended September 30, 2013 was higher than the federal statutory rate of 35% due principally to non-deductible expenses, including certain non-deductible expenses related to the Colomer Acquisition, foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefit, partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company's effective tax rate for the nine months ended September 30, 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and non-deductible expenses, including certain non-deductible expenses related to the Colomer Acquisition.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, the U.S. (federal) for tax years ended December 31, 2010 through December 31, 2012, South Africa for tax years ended December 31, 2009 through December 31, 2011 and Australia for tax years ended December 31, 2009 through December 31, 2012.

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
As previously disclosed in Revlon, Inc.'s 2012 Form 10-K, Revlon, Inc., certain of Revlon, Inc.'s current and former directors and MacAndrews & Forbes Holdings Inc. entered into settlement agreements with the plaintiffs in class and derivative actions related to the voluntary exchange offer Revlon, Inc. launched and consummated in 2009 (the "2009 Exchange Offer"). For the three and nine months ended September 30, 2012, the Company recorded charges of $2.2 million and $8.9 million, respectively, with respect to the Company’s then-estimated costs of resolving the actions, including the Company's estimate at that time of additional payments to be made to certain of the settling stockholders. These charges are included within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.
In March 2013, the parties executed an amendment to one of the settlement agreements, specifically the class action settlement agreement. The amendment did not affect the financial terms of the class action settlement; rather, it modified the scope of the releases given by those class members who did not participate in the 2009 Exchange Offer.  Later in March 2013, the class action settlement, as amended, was presented to the Delaware Court of Chancery, and approved. The class action settlement was conditioned, and became effective, upon final approval of the derivative action settlement and final dismissal of the actions pending outside of the Delaware Court of Chancery. The derivative action settlement was approved by the U.S. District Court for the District of Delaware on April 30, 2013. In early May 2013, the U.S. District Court for the District of Delaware dismissed the purported class action filed by John Garofalo, and in late July 2013, the Supreme Court of New York, New York County dismissed the Sullivan action. The entire settlement of all the actions noted above became effective thirty days after dismissal of the Sullivan action. In August 2013, a payment of $8.9 million, representing the Company's allocable portion of the settlement amount, was made to settle all amounts owed by the Company in connection with the settlement agreements.
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
In September 2013, Revlon, Inc. received a final payment of approximately $1.8 million of insurance proceeds in connection with matters related to the 2009 Exchange Offer. These proceeds are recorded as a gain within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013.

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
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2013 was $4.4 million, which primarily includes a $6.1 million partial payment made by the Company to MacAndrews & Forbes during the first quarter of 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017, partially offset by $1.8 million from MacAndrews & Forbes for reimbursable costs incurred by the Company related to matters covered by the D&O Insurance Program. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2012 was $3.3 million, which primarily includes $18.0 million from MacAndrews & Forbes for reimbursable costs incurred by the Company related to matters covered by the D&O Insurance Program, partially offset by the initial $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the D&O Insurance Program. As of September 30, 2013 and December 31, 2012, a receivable balance of nil and $0.3 million, respectively, from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

15. SUBSEQUENT EVENTS
Colomer Acquisition
On October 9, 2013, Products Corporation completed the Colomer Acquisition for a cash purchase price of $664.5 million, which Products Corporation financed with proceeds from the Acquisition Term Loans under the Amended Term Loan Facility. The Colomer Acquisition provides the Company with broad brand, geographic and channel diversification and substantially expands the Company's business, providing distribution into new channels and cost synergy opportunities. In addition, the Colomer Acquisition offers opportunities for profitable growth by leveraging the combined Company's enhanced innovation capability and know-how.
For the three and nine months ended September 30, 2013, the Company has incurred $5.9 million and $6.3 million, respectively, of acquisition and related costs, which are included within SG&A expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations related to the Colomer Acquisition will be included in the Company’s consolidated financial statements commencing on October 9, 2013, the date of the acquisition. The Company will account for the Colomer Acquisition as a business combination during the fourth quarter of 2013.
The Company's purchase accounting for the Colomer Acquisition is incomplete; therefore the Company cannot disclose the allocation of the acquisition price to acquired assets and liabilities at this time. In addition, Colomer's results of operations prepared in accordance with U.S. GAAP for the period ending September 30, 2013 is currently unavailable and therefore the Company cannot disclose the pro forma revenues and earnings related to the Colomer Acquisition at this time.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Mandatory Redemption of Series A Preferred Stock
In October 2009, Revlon, Inc. issued to stockholders who participated in the 2009 Exchange Offer 9,336,905 shares of Series A Preferred Stock. On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Series A Preferred Stock in accordance with such preferred stock's certificate of designation and paid such holders $48.6 million, which represents the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Series A Preferred Stock. As this redemption occurred after the end of the third quarter of 2013, such redemption and payment are not reflected in the Company's Consolidated Balance Sheet as of September 30, 2013.

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
The Company’s vision is glamour, excitement and innovation through high-quality products at affordable prices. The Company operates in a single segment and manufactures, markets and sells an extensive array of cosmetics, women’s hair color, beauty tools, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company is one of the world's leading cosmetics companies in the mass retail channel (as hereinafter defined). The Company believes that its global brand name recognition, product quality and marketing experience have enabled it to create one of the strongest consumer brand franchises in the world. See "Recent Events."
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
The Company's principal customers include large mass volume retailers and chain drug and food stores (collectively, the “mass retail channel”) in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company also sells beauty products to U.S. military exchanges and commissaries and has a licensing business pursuant to which the Company licenses certain of its key brand names to third parties for complementary beauty-related products and accessories in exchange for royalties. See "Recent Events."
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

1.
Building our strong brands.  We continue to build our strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with our customers.

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

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2013 were $339.4 million, a decrease of $7.6 million, or 2.2%, compared to $347.0 million in the third quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $11.4 million, consolidated net sales increased $3.8 million, or 1.1%, in the third quarter of 2013, driven by higher net sales in the Company’s Europe, Middle East and Africa, Asia Pacific and Latin America and Canada regions, partially offset by lower net sales in the Company’s U.S. region.
Consolidated net sales in the first nine months of 2013 were $1,021.4 million, a decrease of $13.4 million, or 1.3%, compared to $1,034.8 million in the first nine months of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $23.7 million, consolidated net sales increased $10.3 million, or 1.0%, in the first nine months of 2013, driven by higher net sales throughout the Company’s regions.
Consolidated net income in the third quarter of 2013 was $9.5 million, compared to the consolidated net loss of $15.0 million in the third quarter of 2012. The consolidated net income in the third quarter of 2013, compared to the consolidated net loss in the third quarter of 2012, was primarily due to:

•	$24.1 million of restructuring and related charges incurred in the third quarter of 2012 as a result of the September 2012 Program (as hereinafter defined); and

•
$3.7 million of lower interest expense primarily driven by lower weighted average borrowing rates as a result of the 2013 Senior Notes Refinancing (as hereinafter defined) and the February 2013 Term Loan Amendments (as hereinafter defined), partially offset by higher average debt;

with the foregoing partially offset by:

•	a $7.6 million decrease in consolidated net sales.
Consolidated net income in the first nine months of 2013 was $27.3 million, compared to $4.6 million in the first nine months of 2012. The increase in consolidated net income in the first nine months of 2013, compared to the first nine months of 2012 was primarily due to:

•
$34.6 million of lower selling general and administrative ("SG&A") expenses primarily driven by a $26.4 million gain from insurance proceeds in the first nine months of 2013 due to the settlement of the Company’s claims for inventory, business interruption and property losses as a result of the fire at the Company's Venezuela facility;

•	$24.1 million of restructuring and related charges incurred in the first nine months of 2012 as a result of the September 2012 Program; and

•
$8.7 million of lower interest expense primarily driven by lower weighted average borrowing rates as a result of the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments, partially offset by higher average debt;

with the foregoing partially offset by:

•	a $28.1 million aggregate loss on early extinguishment of debt recognized in the first nine months of 2013 due to the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments; and

•	a $13.4 million decrease in consolidated net sales.
These items are discussed in more detail below.

Recent Events
Acquisition of The Colomer Group Participations
On October 9, 2013, Products Corporation completed the acquisition of The Colomer Group Participations, S.L. ("Colomer"), a Spanish company which primarily markets and sells professional products to salons and other professional channels under brands such as Revlon Professional® hair care, CND® and CND Shellac® nail polishes and American Crew® men’s hair care (the "Colomer Acquisition"), pursuant to a share sale and purchase agreement (the "Purchase Agreement") which Products Corporation entered into on August 3, 2013. The cash purchase price was $664.5 million, which Products Corporation financed with proceeds from the Acquisition Term Loans under the Amended Term Loan Facility (as hereinafter defined). The Company plans to integrate

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the operations of Colomer into the Company’s business and expects to achieve approximately $25 million of annualized cost synergies by the end of year two, at a cost of approximately $40 million over the two-year period following the acquisition’s October 9, 2013 closing. The results of operations related to the Colomer Acquisition will be included in the Company's consolidated financial statements commencing on the date of the acquisition. The Company will account for the Colomer Acquisition as a business combination during the fourth quarter of 2013. See Note 15, "Subsequent Events - Colomer Acquisition" to the Unaudited Consolidated Financial Statements in this Form 10-Q.
Mandatory Redemption of Series A Preferred Stock
In October 2009, Revlon, Inc. consummated the 2009 Exchange Offer in which each issued and outstanding share of Revlon, Inc.'s Class A Common Stock was exchangeable on a one-for-one basis for a share of Revlon, Inc. Series A Preferred Stock. Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Series A Preferred Stock in exchange for the same number of shares of Class A Common Stock exchanged by such stockholders in the 2009 Exchange Offer. On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Series A Preferred Stock pursuant to such preferred stock's certificate of designation for $48.6 million, which represents the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Series A Preferred Stock.
2013 Debt Transactions
During the first nine months of 2013, the Company completed several debt transactions, including:

•
5¾% Senior Notes: On February 8, 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes”), as well as to pay an aggregate of $27.9 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the consummation of the February 2013 Term Loan Amendments, as discussed below. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan (as hereinafter defined), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), in connection with its mandatory redemption on such date.

•
February 2013 Term Loan Amendments: In February 2013, Products Corporation consummated an amendment (the "February 2013 Term Loan Amendments") to its third amended and restated term loan agreement, dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement" or the “2011 Term Loan Facility”), for its 6.5-year term loan facility due November 19, 2017 (the “2011 Term Loan”), to among other things: (i) reduce the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million; (ii) reduce the minimum Eurodollar Rate on Eurodollar Loans from 1.25% to 1.00%; and (iii) reduce the Applicable Margin on Eurodollar Loans from 3.50% to 3.00%.

•
August 2013 Term Loan Amendments: In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated an amendment (the "August 2013 Term Loan Amendments") to its 2011 Term Loan Agreement (as amended by the August 2013 Term Loan Amendments and the Incremental Amendment (as hereinafter defined), the "Amended Term Loan Agreement" or the "Amended Term Loan Facility") permitting, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.

•
Incremental Amendment: In August 2013, in connection with the Colomer Acquisition, Products Corporation entered into an incremental amendment (the "Incremental Amendment") resulting in the Amended Term Loan Agreement with Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch (collectively, the "Initial Acquisition Lenders") and Citicorp USA, Inc. as administrative agent and collateral agent pursuant to which the Initial Acquisition Lenders committed to provide up to $700 million of term loans under the Amended Term Loan Agreement which Products Corporation used as a source of funds to consummate the Colomer Acquisition (the “Acquisition Term Loans”) and pay related fees and expenses.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
Amended Revolving Credit Facility: In 2013, in connection with the Colomer Acquisition, Products Corporation consummated an amendment (the "August 2013 Revolver Amendment") to its third amended and restated revolving credit agreement dated June 16, 2011 (as amended, the “Amended Revolving Credit Agreement”) to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring up to approximately $700 million of Acquisition Term Loans that Products Corporation used as a source of funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment reduced Products Corporation's interest rate spread, reduced the commitment fee on unused availability under the facility and extended the maturity of the facility.

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
In June 2013, the Company settled its business interruption and property insurance claim in the amount of $32.0 million. The Company received $2.9 million of insurance proceeds in 2012 and $15.0 million of insurance proceeds in 2011 for its business interruption and property claim, and the remaining $14.1 million was received in July 2013. The Company previously recognized $13.9 million as income from insurance recoveries in 2011 and 2012. As a result of the final settlement of the business interruption and property claim, the Company recognized a gain from insurance proceeds of $18.1 million in the second quarter of 2013.
For further discussion, see Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Results of Operations
In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.

Net sales:
Third quarter results:
Consolidated net sales in the third quarter of 2013 were $339.4 million, a decrease of $7.6 million, or 2.2%, compared to $347.0 million in the third quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $11.4 million, consolidated net sales increased $3.8 million, or 1.1%, in the third quarter of 2013, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Revlon beauty tools, partially offset by lower net sales of Almay color cosmetics. Consolidated net sales in the third quarter of 2013 were unfavorably impacted by business conditions in Venezuela, see "Latin America and Canada" below for further discussion.
Year-to-date results:
Consolidated net sales in the first nine months of 2013 were $1,021.4 million, a decrease of $13.4 million, or 1.3%, compared to $1,034.8 million in the first nine months of 2012. Excluding the unfavorable impact of foreign currency fluctuations of $23.7 million, consolidated net sales increased $10.3 million, or 1.0%, in the first nine months of 2013, primarily driven by higher net sales of SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012. The increases in net sales were partially offset by lower net sales of Almay color cosmetics. Consolidated net sales in the first nine months of 2013 were unfavorably impacted by business conditions in Venezuela, see "Latin America and Canada" below for further discussion.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$185.8	$192.0	$(6.2)	(3.2)%	$(6.2)	(3.2)%
Asia Pacific	58.9	60.9	(2.0)	(3.3)	2.9	4.8
Europe, Middle East and Africa	46.0	43.8	2.2	5.0	6.1	13.9
Latin America and Canada	48.7	50.3	(1.6)	(3.2)	1.0	2.0
Total Net Sales	$339.4	$347.0	$(7.6)	(2.2)%	$3.8	1.1%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$581.8	$580.6	$1.2	0.2%	$1.2	0.2%
Asia Pacific	166.8	172.8	(6.0)	(3.5)%	2.3	1.3%
Europe, Middle East and Africa	129.4	134.0	(4.6)	(3.4)%	5.8	4.3%
Latin America and Canada	143.4	147.4	(4.0)	(2.7)%	1.0	0.7%
Total Net Sales	$1,021.4	$1,034.8	$(13.4)	(1.3)%	$10.3	1.0%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
Third quarter results:
In the U.S., net sales in the third quarter of 2013 decreased $6.2 million, or 3.2%, to $185.8 million, compared to $192.0 million in the third quarter of 2012, primarily driven by lower net sales of Revlon color cosmetics and Almay color cosmetics, partially offset by higher net sales of Revlon ColorSilk hair color.
Year-to-date results:
In the U.S., net sales in the first nine months of 2013 increased $1.2 million, or 0.2%, to $581.8 million, compared to $580.6 million in the first nine months of 2012, primarily driven by higher net sales of SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, partially offset by lower net sales of Almay color cosmetics and Revlon color cosmetics.
Asia Pacific
Third quarter results:
In Asia Pacific, net sales in the third quarter of 2013 decreased 3.3% to $58.9 million, compared to $60.9 million in the third quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.9 million, or 4.8%, primarily driven by higher net sales of Revlon color cosmetics, partially offset by lower net sales of other beauty care products. From a country perspective, net sales increased in Japan, Australia and New Zealand (which together contributed 6.8 percentage points to the increase in the region’s net sales in the third quarter of 2013, as compared to the third quarter of 2012), partially offset by a decrease in net sales in Hong Kong (which offset by 2.5 percentage points the increase in the region’s net sales in the third quarter of 2013, as compared to the third quarter of 2012).
Year-to-date results:
In Asia Pacific, net sales in the first nine months of 2013 decreased 3.5% to $166.8 million, compared to $172.8 million in the first nine months of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $2.3 million, or 1.3%, primarily driven by higher net sales of Revlon color cosmetics and SinfulColors color cosmetics, partially offset by lower net sales of other beauty care products. From a country perspective, net sales increased in Japan and Australia (which together contributed 5.9 percentage points to the increase in the region’s net sales in the first nine months of 2013, as compared to the first nine months of 2012), partially offset by a decrease in net sales in China and Hong Kong (which together offset by 4.1 percentage points the increase in the region’s net sales in the first nine months of 2013, as compared to the first nine months of 2012).

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Europe, Middle East and Africa
Third quarter results:
In Europe, the Middle East and Africa, net sales in the third quarter of 2013 increased 5.0% to $46.0 million, compared to $43.8 million in the third quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $6.1 million, or 13.9%, primarily driven by higher net sales of Revlon color cosmetics and fragrances. The increase in net sales was also partially due to a $1.6 million returns accrual recorded in the third quarter of 2012 related to the September 2012 Program. From a country perspective, net sales increased throughout most of the region.
Year-to-date results:
In Europe, the Middle East and Africa, net sales in the first nine months of 2013 decreased 3.4% to $129.4 million, compared to $134.0 million in the first nine months of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $5.8 million, or 4.3%, primarily driven by higher net sales of Revlon color cosmetics, fragrances and SinfulColors color cosmetics, partially offset by lower net sales of other beauty care products. The increase in net sales was also partially due to a $1.6 million returns accrual recorded in the third quarter of 2012 related to the September 2012 Program. From a country perspective, net sales increased throughout most of the region (together contributing 7.1 percentage points the increase in the region’s net sales in the first nine months of 2013, as compared to the first nine months of 2012), with the exception of a decrease in the net sales in France (which offset by 2.8 percentage points the increase in the region’s net sales in the first nine months of 2013, as compared to the first nine months of 2012).
Latin America and Canada
Third quarter results:
In Latin America and Canada, net sales in the third quarter of 2013 decreased 3.2% to $48.7 million, compared to $50.3 million in the third quarter of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $1.0 million, or 2.0%, primarily driven by higher net sales of Revlon beauty tools and other beauty care products, partially offset by lower net sales of Almay color cosmetics. From a country perspective, net sales increased in Argentina, certain distributor territories and Mexico (which together contributed 10.8 percentage points to the increase in the region’s net sales in the third quarter of 2013, as compared to the third quarter of 2012). Net sales in Argentina benefited from higher selling prices resulting from market conditions and inflation. The increase in the region's net sales was partially offset by the negative impact of business conditions in Venezuela, including currency restrictions (which offset by $2.6 million, or 5.1 percentage points, the increase in the region’s net sales in the third quarter of 2013, as compared to the third quarter of 2012). In addition, net sales decreased in Canada (which offset by 3.9 percentage points the increase in the region’s net sales in the third quarter of 2013, as compared to the third quarter of 2012).
Year-to-date results:
In Latin America and Canada, net sales in the first nine months of 2013 decreased 2.7% to $143.4 million, compared to $147.4 million in the first nine months of 2012. Excluding the unfavorable impact of foreign currency fluctuations, net sales increased $1.0 million, or 0.7%, primarily driven by higher net sales of Revlon color cosmetics, Pure Ice color cosmetics and other beauty care products, partially offset by lower net sales of Almay color cosmetics and Revlon ColorSilk hair color. From a country perspective, net sales increased in Argentina and certain distributor territories (which together contributed 6.8 percentage points to the increase in the region’s net sales in the first nine months of 2013, as compared to the first nine months of 2012). Net sales in Argentina benefited from higher selling prices resulting from market conditions and inflation. The increase in the region's net sales was mostly offset by the negative impact of business conditions in Venezuela, including currency restrictions (which offset by $8.8 million, or 6.0 percentage points, the increase in the region’s net sales in the first nine months of 2013, as compared to the first nine months of 2012).

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Gross profit	$215.6	$220.0	$(4.4)	$655.9	$667.7	$(11.8)
Percentage of net sales	63.5%	63.4%	0.1%	64.2%	64.5%	(0.3)%

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gross profit in the third quarter of 2013 decreased $4.4 million compared to the third quarter of 2012. As a percentage of net sales, gross profit increased 0.1 percentage points in the third quarter of 2013, compared to the third quarter of 2012. The drivers of gross profit in the third quarter of 2013, compared to the third quarter of 2012 primarily included:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $9.3 million and reduced gross profit as a percentage of net sales by 0.6 percentage points; and

•	higher promotional allowances, which reduced gross profit by $3.0 million and reduced gross profit as a percentage of net sales by 0.4 percentage points;
with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $5.7 million, with no impact on gross profit as a percentage of net sales;

•
lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives and restructuring savings, which increased gross profit by $2.0 million and increased gross profit as a percentage of net sales by 0.6 percentage points; and

•
restructuring related charges recognized in the third quarter of 2012 that did not recur in the third quarter of 2013 related to the September 2012 Program, which increased gross profit by $1.2 million and increased gross profit as a percentage of net sales by 0.4 percentage points.

Gross profit in the first nine months of 2013 decreased $11.8 million compared to the first nine months of 2012. As a percentage of net sales, gross profit decreased 0.3 percentage points in the first nine months of 2013, compared to the first nine months of 2012. The drivers of gross profit in the first nine months of 2013, compared to the first nine months of 2012 primarily included:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $18.7 million and reduced gross profit as a percentage of net sales by 0.3 percentage points;

•	higher sales returns and markdowns, which reduced gross profit by $11.5 million and reduced gross profit as a percentage of net sales by 0.4 percentage points; and

•	higher promotional allowances, which reduced gross profit by $3.6 million and reduced gross profit as a percentage of net sales by 0.1 percentage points;
with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $17.1 million, with no impact on gross profit as a percentage of net sales; and

•
lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives and restructuring savings, which increased gross profit by $3.9 million and increased gross profit as a percentage of net sales by 0.4 percentage points.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
SG&A expenses	$175.3	$179.9	$4.6	$505.9	$540.5	$34.6
SG&A expenses decreased $4.6 million in the third quarter of 2013, as compared to the third quarter of 2012, primarily driven by:

•	$4.6 million of favorable impact of foreign currency fluctuations;

•	$1.3 million of lower general and administrative expenses primarily due to:

◦
a $2.2 million litigation loss contingency recognized in the third quarter of 2012 that did not recur in the third quarter of 2013; and $1.8 million of insurance proceeds recognized in the third quarter of 2013 related to such litigation. See Note 13, "Contingencies" to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion; and

◦	lower incentive compensation expenses;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

◦	partially offset by: $5.9 million of acquisition costs related to the Colomer Acquisition.
SG&A expenses decreased $34.6 million in the first nine months of 2013, as compared to the first nine months of 2012, primarily driven by:

•	a net decrease of $19.1 million related to the fire that destroyed the Company's facility in Venezuela in June 2011, comprised of:

◦
a $26.4 million gain from insurance proceeds recognized in the first nine months of 2013 as a result of the settlement of the Company’s insurance claims for the loss of inventory, business interruption losses and property losses;

◦
partially offset by: (i) an accrual of $4.5 million for estimated clean-up costs related to the destroyed facility in Venezuela, which was recognized in the second quarter of 2013; and (ii) $2.8 million of income from insurance proceeds recognized in the first nine months of 2012 related to business interruption losses incurred.

See Note 1, “Description of Business and Basis of Presentation – Other Events – Fire at Revlon Venezuela Facility,” to the Unaudited Consolidated Financial Statements in this Form 10-Q;

•	$9.5 million of favorable impact of foreign currency fluctuations; and

•	$6.4 million of lower general and administrative expenses primarily due to:

◦
(i) the impact of the $8.9 million litigation loss contingency recognized in the first nine months of 2012 that did not recur in the first nine months of 2013; and (ii) $1.8 million of insurance proceeds recognized in the first nine months of 2013 related to such litigation (see Note 13, "Contingencies" to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion);

◦	partially offset by: $6.3 million of acquisition costs related to the Colomer Acquisition.

Included in SG&A expenses for the third quarter and first nine months of 2013 is higher incentive compensation expense of $0.9 million and $3.2 million, respectively, related to a modification to the structure of the Company's long-term incentive plan to better align the plan with the Company's long-term performance.  While the new structure does not change the amount of the employees' potential annual incentive award, the transition is expected to result in higher expense in 2013 and 2014, as compared to 2012, by approximately $5 million and $3 million, respectively.

Restructuring charges and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Restructuring charges and other, net	$(1.5)	$21.0	$22.5	$1.8	$21.0	$19.2
During the three and nine months ended September 30, 2012, the Company recorded charges totaling $24.1 million related to a worldwide restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012. Of the $24.1 million charge recorded during the three and nine months ended September 30, 2012, $21.0 million was recorded in restructuring charges and other, net; $1.6 million was recorded as a reduction to net sales; $1.1 million was recorded in cost of goods sold; and $0.4 million was recorded in SG&A expenses.
During the third quarter of 2013, the Company recorded a net benefit related to the September 2012 Program of $1.5 million primarily due to a $2.5 million gain related to the July 2013 sale of the Company's manufacturing facility in France, partially offset by changes in estimates related to legal and other termination costs.
During the first nine months of 2013, the Company recorded net charges of $2.2 million related to the September 2012 Program primarily due to $4.7 million of additional charges as a result of changes in estimates related to severance and other termination benefits, partially offset by a $2.5 million gain related to the July 2013 sale of the Company's manufacturing facility in France. Of the $2.2 million net charge, $1.8 million is recorded in restructuring charges and other, net, $0.2 million is recorded in cost of sales and $0.2 million is recorded in SG&A expenses.
The Company has recognized cumulative charges of $26.3 million in 2012 and 2013 related to the September 2012 Program and expects the total cumulative charges to be approximately $27 million.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company expects net cash payments to total approximately $24 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $13.3 million was paid during the nine months ended September 30, 2013, $4 million is expected to be paid during the fourth quarter of 2013 and the remainder is expected to be paid in 2014. The total expected net cash payments of approximately $24 million include the cash proceeds of $2.7 million received in the third quarter of 2013 related to the sale of the Company's manufacturing facility in France.
The Company expects approximately $7 million of cost reductions to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million. For further discussion of the September 2012 Program, see Note 3, “Restructuring Charges and Other, Net,” to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest expense	$16.2	$19.9	$3.7	$50.8	$59.5	$8.7
Interest expense – preferred stock dividends	1.7	1.6	(0.1)	4.9	4.8	(0.1)
The $3.7 million and $8.7 million decrease in interest expense in the third quarter and first nine months of 2013, respectively, as compared to the prior year periods, was primarily due to lower weighted average borrowing rates as a result of the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments, partially offset by higher average debt. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.
In accordance with the terms of the certificate of designation of the Revlon, Inc. Preferred Stock, during the third quarters of 2013 and 2012, Revlon, Inc. recognized $1.7 million and $1.6 million, respectively, of interest expense related to the regular quarterly dividends on the Preferred Stock. During the first nine months of 2013 and 2012, Revlon, Inc. recognized $4.9 million and $4.8 million, respectively, of interest expense related to the regular quarterly dividends on the Preferred Stock. See "Overview - Recent Events - Mandatory Redemption of Preferred Stock."

Loss on early extinguishment of debt:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Loss on early extinguishment of debt	$0.2	$—	$(0.2)	$28.1	$—	$(28.1)
The Company recognized an aggregate loss on the early extinguishment of debt of $28.1 million during the first nine months of 2013, primarily due to $18.6 million of fees and expenses which were expensed as incurred in connection with the 2013 Senior Notes Refinancing and February 2013 Term Loan Amendments, as well as the write-off of $9.3 million of unamortized debt discount and deferred financing fees as a result of such transactions. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.

Foreign currency losses (gains), net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Foreign currency losses (gains), net	$0.4	$(0.1)	$(0.5)	$2.9	$2.0	$(0.9)
Foreign currency losses, net, of $0.4 million during the third quarter of 2013, as compared to foreign currency gains, net, of $0.1 million during the third quarter of 2012, was primarily driven by the unfavorable impact of the revaluation of certain foreign currency denominated intercompany receivables and payables from the Company's foreign subsidiaries during the third quarter of 2013 compared to the third quarter of 2012.
The increase in foreign currency losses, net, of $0.9 million during the first nine months of 2013, as compared to the first nine months of 2012, was primarily driven by:

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
the unfavorable impact of the revaluation of certain foreign currency denominated intercompany receivables and payables from the Company’s foreign subsidiaries during the first nine months of 2013 compared to the first nine months of 2012; and

•
a $0.6 million foreign currency loss related to the required re-measurement of the balance sheet of the Company's subsidiary in Venezuela (Revlon Venezuela) during the first quarter of 2013 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. Dollar. See “Financial Condition, Liquidity, and Capital Resources – Impact of Foreign Currency Translation - Venezuela” for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings;

with the foregoing partially offset by:

•	a $1.3 million foreign currency gain for the first nine months of 2013 compared to a $2.0 million foreign currency loss for the first nine months of 2012 related to the Company’s FX Contracts.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Provision for income taxes	$12.0	$11.5	$(0.5)	$30.2	$31.6	$1.4
The $0.5 million increase in the provision for income taxes in the third quarter of 2013, as compared to the third quarter of 2012, was primarily attributable to certain favorable discrete items that benefited the third quarter of 2012 that did not recur in the third quarter of 2013, mostly offset by the favorable resolution of tax matters in a foreign jurisdiction in the third quarter of 2013.
The $1.4 million decrease in the provision for income taxes in the first nine months of 2013, as compared to the first nine months of 2012, was primarily attributable to the loss on early extinguishment of debt recognized in the first nine months of 2013 related to the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments and the favorable resolution of tax matters in a foreign jurisdiction in the first nine months of 2013, partially offset by increased pre-tax income and certain favorable discrete items that benefited the first nine months of 2012 that did not recur in the first nine months of 2013.
The Company's effective tax rate for the three months ended September 30, 2013 was higher than the federal statutory rate of 35% due principally to non-deductible expenses, including certain non-deductible expenses related to the Colomer Acquisition, foreign dividends and earnings taxable in the U.S. and state and local taxes, net of U.S. federal income tax benefit, partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.
The Company's effective tax rate for the nine months ended September 30, 2013 was higher than the federal statutory rate of 35% due principally to foreign dividends and earnings taxable in the U.S. and non-deductible expenses, including certain non-deductible expenses related to the Colomer Acquisition.
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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At September 30, 2013, the Company had a liquidity position of $262.6 million, consisting of cash and cash equivalents (net of any outstanding checks) of $132.4 million, as well as $130.2 million in available borrowings under the Amended Revolving Credit Facility based upon the borrowing base less $9.8 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.

Cash Flows
At September 30, 2013, the Company had cash and cash equivalents of $139.3 million, compared with $116.3 million at December 31, 2012. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$5.8	$17.9
Net cash used in investing activities	(1.4)	(80.4)
Net cash provided by financing activities	22.7	5.7
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.3
Operating Activities
Net cash provided by operating activities was $5.8 million and $17.9 million for the first nine months of 2013 and 2012, respectively. As compared to the first nine months of 2012, cash provided by operating activities in the first nine months of 2013 was impacted by higher restructuring payments related to the September 2012 Program, an $8.9 million payment related to settling litigation arising out of the Company's 2009 Exchange Offer and higher incentive compensation payments; partially offset by lower pension contributions and lower premium payments related to certain of the Company's multi-year insurance programs.
Investing Activities
Net cash used in investing activities was $1.4 million and $80.4 million for the first nine months of 2013 and 2012, respectively. Net cash used in investing activities for the first nine months of 2013 included $17.9 million of cash used for capital expenditures, partially offset by $13.1 million of insurance proceeds received in July 2013 for the Company's property claim related to the June 2011 fire at the Company's facility in Venezuela. Net cash used in investing activities for the first nine months of 2012 included a cash payment of $66.2 million in July 2012 to acquire certain assets, including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the "Pure Ice Acquisition") and $14.8 million of cash used for capital expenditures; partially offset by proceeds of $0.4 million related to the sale of the freshMinerals brand.
Financing Activities
Net cash provided by financing activities was $22.7 million and $5.7 million for the first nine months of 2013 and 2012, respectively.
Net cash provided by financing activities for the first nine months of 2013 included:

•	Products Corporation’s issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
with the foregoing partially offset by:

•	the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing;

•	the repayment of $113.0 million in principal on the 2011 Term Loan Facility in connection with the consummation of the February 2013 Term Loan Amendments; and

•
the payment of $32.7 million of financing costs comprised of (i) $17.5 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes, (ii) $10.1 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes, (iii) $1.2 million of fees incurred in connection with the February 2013 Term Loan Amendments, (iv) $1.9 million of fees incurred in connection with the August 2013 Term Loan Amendments, (v)

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

$1.6 million of fees incurred in connection with the Incremental Amendment and (vi) $0.4 million of fees incurred in connection with the August 2013 Revolver Amendment.
Net cash provided by financing activities for the first nine months of 2012 included:

•	a $12.5 million increase in short term borrowings and overdraft;
with the foregoing partially offset by:

•	an aggregate $6.0 million of scheduled amortization payments on the 2011 Term Loan Facility.

Long-Term Debt Instruments
The Company completed the following debt transactions during the first nine months of 2013:
(a) 2013 Senior Notes Refinancing
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment due on August 15, 2013 (subject to the payment of certain additional interest referred to below under "Registration Rights").
The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees), to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.3 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the $48.6 million principal amount due from Products Corporation (the "Contributed Loan"), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Preferred Stock in connection with its mandatory redemption on such date.
In connection with these refinancing transactions, the Company capitalized $10.5 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which is being amortized over the term of the 5¾% Senior Notes using the effective interest method. The Company also recognized a loss on the early extinguishment of debt of $25.4 million during the first nine months of 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, as well as the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.
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
The 5¾% Senior Notes and the Guarantees rank effectively junior to Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the “Non-Guarantor Subsidiaries”), none of which guarantee the 5¾% Senior Notes.

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
The registration statement for the 5¾% Senior Notes has not been declared effective by the SEC due to the requirements to include certain financial information regarding Colomer, on a historical and pro forma basis, in the registration statement. Such financial information was not available for inclusion in the registration statement within the time frame required under the Registration Rights Agreement for the registration statement to be declared effective, thereby requiring the payment of additional interest on the 5¾% Senior Notes as described above. Accordingly, the Company has accrued $0.3 million of additional interest as of September 30, 2013 with respect to and including the first 90-day period pursuant to the provisions of the Registration Rights Agreement described above, which period began on September 6, 2013.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of September 30, 2013 and its 9¾% Senior Secured Notes Indenture as of December 31, 2012.

(b) Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments to the 2011 Term Loan Agreement
On February 21, 2013, Products Corporation consummated the February 2013 Term Loan Amendments, among Products Corporation, as borrower, a syndicate of lenders and Citicorp, USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan Facility from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “– 2013 Senior Notes Refinancing”), together with cash on hand.  The February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate loans bear interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase.
For the nine months ended September 30, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the February 2013 Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2013.
(ii) August 2013 Term Loan Amendments
On August 19, 2013, in connection with the Colomer Acquisition, Products Corporation consummated the August 2013 Term Loan Amendment to its 2011 Term Loan Agreement, which permits, among other things: (i) Products Corporation's consummation

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of Acquisition Term Loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
For the three and nine months ended September 30, 2013, the Company incurred approximately $1.9 million of fees and expenses in connection with the August 2013 Term Loan Amendments. The Company capitalized $1.7 million of fees and expenses, which are being amortized over the remaining life of the 2011 Term Loan using the effective interest method. The remaining $0.2 million of fees and expenses were expensed as incurred.
(iii) Incremental Amendment
On August 19, 2013, in connection with the Colomer Acquisition, Products Corporation entered into the Incremental Amendment resulting in the Amended Term Loan Agreement, with the Initial Acquisition Lenders and Citicorp USA, Inc. as administrative agent and collateral agent pursuant to which the Initial Acquisition Lenders committed to provide up to $700 million of Acquisition Term Loans, which Products Corporation used as a source of funds to consummate the Colomer Acquisition.
For the three and nine months ended, September 30, 2013, the Company incurred approximately $1.7 million of fees and expenses in connection with the Acquisition Term Loans. Such fees were capitalized and will be amortized over the life of the Acquisition Term Loans using the effective interest method beginning on the closing date.
(iv) Amended Revolving Credit Facility
On August 14, 2013, in connection with the Colomer Acquisition, Products Corporation consummated the August 2013 Revolver Amendment to the $140.0 million asset-backed, multi-currency revolving credit facility (the "Amended Revolving Credit Facility”) to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring up to $700 million of the Acquisition Term Loans that Products Corporation used as a source of funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment (1) reduced Products Corporation's interest rate spread over the LIBOR rate applicable to Eurodollar Loans under the facility from a range, based on availability, of 2.00% to 2.50%, to a range of 1.50% to 2.00%; (2) reduced the commitment fee on unused availability under the facility from 0.375% to 0.25%; and (3) extended the maturity of the facility, which was previously scheduled to mature in June 2016, to the earlier of (i) August 2018 or (ii) the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under Products Corporation's bank term loan agreements, but not earlier than June 2016.
For the three and nine months ended September 30, 2013, the Company incurred approximately $0.4 million of fees and expenses in connection with the August 2013 Revolver Amendment, which were capitalized and are being amortized over the life of the Amended Revolving Credit Facility using the effective interest method.
For a summary description of the terms of the Amended Term Loan Facility, including the 2011 Term Loan and Acquisition Term Loans, and the Amended Revolving Credit Facility, see Note 6, "Long-Term Debt and Redeemable Preferred Stock" within this Form 10-Q.

Amended and Restated Senior Subordinated Term Loan
On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Series A Preferred Stock for $48.6 million, which represents the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Series A Preferred Stock issued in the 2009 Exchange Offer using the proceeds from Products Corporation’s repayment of the Contributed Loan to Revlon, Inc. on such date.
For further detail regarding Products Corporation’s Amended and Restated Senior Subordinated Term Loan, see Note 10, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in Revlon, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2013 (the "2012 Form 10-K"), as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in Revlon, Inc.’s 2012 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and Amended Revolving Credit Agreement (the "Amended Credit Agreements") as of September 30, 2013. At September 30, 2013, the aggregate principal amount outstanding under the 2011 Term Loan was $675.0 million and availability under the Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility was $130.2 million. There were no borrowings under the Amended

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revolving Credit Facility during the third quarter and first nine months of 2013. The average borrowings under the 2011 Revolving Credit Facility were $16.2 million and $5.4 million during the third quarter and first nine months of 2012, respectively.

Impact of Foreign Currency Translation – Venezuela
During both the third quarters of 2013 and 2012, Revlon Venezuela had net sales of approximately 2% of the Company’s consolidated net sales. During the first nine months of 2013 and 2012, Revlon Venezuela had net sales of approximately 1% and 2%, respectively, of the Company’s consolidated net sales. At both September 30, 2013 and December 31, 2012, total assets in Revlon Venezuela were approximately 2% of the Company’s total assets.
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
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. For the nine months ended September 30, 2013, the devaluation of the local currency had the impact of reducing reported net sales by $1.5 million and reducing reported operating income by $0.5 million. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings.
During the second quarter of 2013, Revlon Venezuela received approval from the Venezuelan government to import certain products through the foreign exchange commission, the Comisión de Administracion de Divisas ("CADIVI"), subject to certain restrictions. The Company began importing certain products in the third quarter of 2013 utilizing the CADIVI market. The value of these imports was insignificant to the Company's net sales in the third quarter of 2013. In addition, a new foreign currency exchange system, Sistema Complementario de Administración de Divisas (“SICAD”) has been developed in Venezuela to replace the SITME market. The Company has been unable to access U.S. Dollars in Venezuela using SICAD, but will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted should U.S. Dollars become available to the Company through SICAD in the future. If the rate of exchange in any new currency market is higher than the Official Rate, it may have a negative impact on the Company's results of operations going forward.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit. The Amended Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement (the “Amended and Restated Senior Subordinated Term Loan Agreement”) contain certain provisions that by their terms limit Products Corporation and its subsidiaries’ ability to, among other things, incur additional debt.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, the Colomer Acquisition and related integration costs, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases, and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2013 were $16.0 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for full year 2013. The Company’s cash taxes paid in the first nine months of 2013 were $10.7 million. The Company expects to pay cash taxes of approximately $15 million in the aggregate for full year 2013. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2013 were $30.1 million and $17.9 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures in the aggregate for full year 2013 to be approximately $50 million and $25 million, respectively.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition. The Company plans to integrate the operations of Colomer into the Company’s business and expects to achieve approximately $25 million of annualized cost synergies by the end of year two, at a cost of approximately $40 million over the two-year period following the acquisition’s October 9, 2013 closing. Any of these actions, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2013, including cash requirements in connection with the payment of operating expenses, including expenses in connection with the execution of the Company’s business strategy, the Colomer Acquisition and related integration costs, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and costs related to litigation.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the Amended Credit Agreements and in such event

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the Company could be required to take measures, including, among other things, reducing discretionary spending. See also Item 1A. "Risk Factors" in this Form 10-Q for further discussion of certain risks associated with the Company’s business and indebtedness.
Revlon, Inc.'s payment of the regular quarterly dividends on its Preferred Stock has been funded by cash interest payments received by Revlon, Inc. from Products Corporation on the Contributed Loan (the $48.6 million portion of the Amended and Restated Senior Subordinated Term Loan that was contributed to Revlon, Inc. by MacAndrews & Forbes in connection with the voluntary exchange offer Revlon, Inc. launched and consummated in 2009 (the "2009 Exchange Offer"). In accordance with the terms of the certificate of designation of the Preferred Stock, on July 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on June 27, 2013 the regular quarterly dividend in the amount of $0.165614 per share, or $1.5 million in the aggregate, for the period from April 9, 2013 through July 8, 2013. In addition, on October 8, 2013, Revlon, Inc. paid to holders of record of the Preferred Stock at the close of business on September 27, 2013 the final regular quarterly dividend in the amount of $0.167434 per share, or $1.6 million in the aggregate, for the period from July 9, 2013 through October 8, 2013. Additionally, on October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Preferred Stock (in accordance with the Preferred Stock's certificate of designation) for $48.6 million, which represents the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Preferred Stock using the proceeds from Products Corporation's repayment of the Contributed Loan to Revlon, Inc. on such date.  The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation was permissible under the Amended Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the 5¾% Senior Notes Indenture.
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2013, the FX Contracts outstanding had a notional amount of $46.2 million and a net asset fair value of $0.1 million.

Disclosures about Contractual Obligations and Commercial Commitments
As of September 30, 2013, there were no material changes to the Company’s total contractual cash obligations, as set forth in the contractual obligations and commercial commitments table included in Revlon, Inc.’s 2012 Form 10-K, other than those entered into in connection with the February 2013 Term Loan Amendments and the 2013 Senior Notes Refinancing.
The following reflects the impact of the February 2013 Term Loan Amendments and the 2013 Senior Notes Refinancing on the Company’s principal and interest obligations related to its long-term debt, and does not reflect the Acquisition Term Loans which were drawn in October 2013 (see "Overview - Recent Events - Acquisition of The Colomer Group Participations" and - "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments"):

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	2013 Q4	2014-2015	2016-2017	After 2017
Long-term debt, including current portion (a)	$1,233.4	$—	$58.4	$675.0	$500.0
Interest on long-term debt (b)	337.5	10.8	117.0	109.1	100.6

(a)
Amount includes (i) the $675.0 million aggregate principal amount outstanding under the 2011 Term Loan as of September 30, 2013; (ii) the $500.0 million aggregate principal amount outstanding under the 5¾% Senior Notes as of September 30, 2013; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of September 30, 2013, which loan matures on October 8, 2014 and bears interest at a floating rate of LIBOR plus 7% with a 1.5% LIBOR floor.

(b)
Consists of interest through the respective maturity dates on (i) the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan based upon assumptions regarding the amount of debt outstanding under the Amended Term Loan Agreement; (ii) the $500.0 million in aggregate principal amount of the 5¾% Senior Notes; and (iii) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan; based on interest rates under such debt agreements as of September 30, 2013.

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

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company’s policy is to manage market risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio. The Company does not hold or issue financial instruments for trading purposes. The qualitative and quantitative information presented in Item 7A of Revlon, Inc.’s 2012 Form 10-K (“Item 7A”) describes significant aspects of the Company’s financial instrument programs that have material market risk as of December 31, 2012. The following tables present the information required by Item 7A as of September 30, 2013:

Interest Rate Sensitivity

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2013		2014		2015	2016	2017	Thereafter	Total	Fair Value September 30, 2013
Debt
Short-term variable rate (various currencies)	$6.6								$6.6	$6.6
Average interest rate (a)	6.2%
Long-term fixed rate – third party ($US)	48.6	(b)						$500.0	548.6	530.5
Average interest rate	12.75%							5.75%
Long-term variable rate – third party ($US)	—		$58.4	(c)	$—	$—	$675.0	—	733.4	732.8
Average interest rate (a)(d)	—		8.5%		—	—	4.6%	—
Total debt	$55.2		$58.4		$—	$—	$675.0	$500.0	$1,288.6	$1,269.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at September 30, 2013.

(b)
Represents the $48.6 million which was paid by Revlon, Inc. at maturity on October 8, 2013 for the Preferred Stock issued in the 2009 Exchange Offer. Annual cash dividends of 12.75% on the Preferred Stock were payable quarterly over the four-year term of the Preferred Stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Recent Events - Mandatory Redemption of Preferred Stock."

(c)
Represents the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of September 30, 2013 which loan matures on October 8, 2014.

(d)
The Amended Term Loan Facility bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash.

Exchange Rate Sensitivity

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2013	Asset (Liability) Fair Value September 30, 2013
Sell Canadian Dollars/Buy USD	0.9656	$18.5	$18.5	$—
Sell Australian Dollars/Buy USD	0.9543	12.7	13.1	0.4
Buy Australian Dollars/Sell NZ Dollars	1.1943	5.3	5.0	(0.3)
Sell South African Rand/Buy USD	0.1000	4.9	5.0	0.1
Sell Japanese Yen/Buy USD	0.0101	4.1	4.0	(0.1)
Sell Hong Kong Dollars/Buy USD	0.1290	0.5	0.5	—
Sell New Zealand Dollars/Buy USD	0.8040	0.2	0.2	—
Total forward contracts		$46.2	$46.3	$0.1

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Interim Chief Executive Officer and Senior Vice President, Corporate Controller and Chief Accounting Officer, serving as the Company's Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Interim Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the three-month period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in currency exchange rates and/or currency controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition (including the Company’s plans to integrate the operations of Colomer into the Company’s business and expects to achieve approximately $25 million of annualized cost synergies by the end of year two, at a cost of approximately $40 million over the two-year period following the acquisition’s October 9, 2013 closing), any of which, the intended purpose of which would be to create value through profitable growth, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s expectations regarding its strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, which are: (a) continuing to build its strong brands by focusing on innovative, high-quality, consumer-preferred brand offering; effective consumer brand communication; appropriate levels of advertising and promotion; and superb execution with its customers; (b) continuing to develop its organizational capability through retaining, attracting and rewarding highly capable people and through performance management, development planning, succession planning and training; (c) continuing to drive common global processes which are designed to provide the most efficient and effective allocation of its resources; (d) focusing on pursuing growth opportunities with the Company’s existing brands as well as seeking to acquire brands to complement the Company’s

REVLON, INC. AND SUBSIDIARIES

core business; and (e) continuing to drive the Company’s collective business activities to deliver improved financial performance;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation that approximately $7 million of cost reductions associated with the September 2012 Program are expected to benefit 2013 and annualized cost reductions thereafter are expected to be approximately $10 million; the Company’s expectation to recognize total charges of approximately $27 million related to the September 2012 Program; and the Company’s expectation that the total net cash paid related to the September 2012 Program will be approximately $24 million (which includes the cash proceeds of $2.7 million received in July 2013 related to the sale of the Company's manufacturing facility in France), of which $3.8 million was paid in 2012, $13.3 million was paid in the nine months ended September 30, 2013, $4 million is expected to be paid during the fourth quarter of 2013 and the remainder is expected to be paid in 2014;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2013, including the cash requirements referred to in item (viii) below;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, the Colomer Acquisition and related integration costs, payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material), and costs related to litigation; and its estimates of the amount and timing of its operating expenses, the payment of costs related to the Colomer Acquisition and its related integration, debt service payments (including payments required under Products Corporation's debt instruments), cash contributions to the Company’s pension plans and its other post-retirement benefit plans, net periodic benefit costs/income for the pension and other post-retirement benefit plans, cash tax payments, purchases of permanent wall displays, capital expenditures, restructuring costs and payments, severance costs and payments, debt repurchases, and costs related to litigation;

(ix)
matters concerning the Company's market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from any non-performance by the counterparty would not be material;

(x)
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

(xiii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year;

(xiv)
the Company's expectation that as new currency markets are developed in Venezuela, the Company will consider participating in exchanging Bolivars for U.S. Dollars to the extent permitted and the Company's belief that if the rate of exchange in any new currency market is higher than the Official Rate, it may have a negative impact on the Company's results of operations going forward;

(xv)
the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is unlikely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the

REVLON, INC. AND SUBSIDIARIES

uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xvi)
the Company's belief that while the new structure of its long-term incentive plan does not change the amount of the employees' potential annual incentive award, the transition is expected to result in higher expense in 2013 and 2014 as compared to 2012 by approximately $5 million and $3 million, respectively;

(xvii)	the Company's $4.5 million accrual for estimated clean-up costs related to the destroyed facility in Venezuela; and

(xviii)
the Company’s beliefs and expectations regarding certain benefits of the Colomer Acquisition, including that it (i) provides cost synergy opportunities and (ii) offers opportunities for profitable growth by leveraging the combined Company’s enhanced innovation capability and know-how.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2012 Form 10-K, and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2013 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time to time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. See also Item 1A. "Risk Factors" in this Form 10-Q for further discussion of risks associated with the Company’s business. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected integration costs related to the Colomer Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through profitable growth as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands, further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the integration of the Colomer Acquisition (including difficulties or delays in and/or the Company’s inability to integrate the Colomer

REVLON, INC. AND SUBSIDIARIES

business which could result in less than expected cost synergies, more than expected costs to achieve the planned synergies or delays in achieving the expected synergies), as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays or unanticipated costs in achieving the Company’s strategic goal to profitably grow its business and as to the business strategies employed to achieve this goal, such as (a) difficulties, delays or the Company’s inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers and/or the Company's customers, less than expected acceptance of its advertising, promotional and/or marketing plans by its consumers and/or the Company's customers, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected acceptance of its brand communication by consumers and/or by the Company's customers, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with the Company's customers or higher than expected costs and expenses; (b) difficulties, delays or the inability to develop its organizational capability; (c) difficulties, delays or unanticipated costs in connection with its plans to continue to drive common global processes which are designed to provide the most efficient and effective allocation of its resources, such as due to higher than anticipated levels of investment required to support and build its brands globally; (d) difficulties, delays or unanticipated costs in connection with its plans to pursue growth opportunities with the Company’s existing brands, such as due to those reasons set forth in clause (iv)(a) above, and/or acquire businesses or brands to complement the Company’s core business, such as difficulties, delays or unanticipated costs in consummating, or its inability to consummate, transactions to acquire new businesses or brands or higher than expected integration costs related to the Colomer Acquisition; and/or (e) difficulties, delays or unanticipated costs in continuing to drive the Company’s collective business activities to deliver improved financial performance;

(v)
difficulties, delays or unanticipated costs or charges or less than expected savings and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program and the risk that any of such programs may not satisfy the Company’s objectives;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the Amended Revolving Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (viii) below;

(vii)
the unavailability of funds under Products Corporation's Amended Revolving Credit Facility or other permitted lines of credit; or from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending;

(viii)
higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, integration costs related to the Colomer Acquisition, restructuring costs, severance not otherwise included in the Company’s restructuring programs, debt repurchases and/or costs related to litigation;

(ix)
interest rate or foreign exchange rate changes affecting the Company and its market-risk sensitive financial instruments and/or difficulties, delays or the inability of the counterparty to perform such transactions;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)	lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions and/or net periodic benefit costs;

(xii)	unanticipated events or circumstances that could cause the Company's property and/or business interruption insurance to provide less than adequate coverage;

(xiii)	unexpected significant variances in the Company's tax provision and effective tax rate;

(xiv)
difficulties, delays in or the Company's inability to exchange Bolivars for U.S. Dollars, whether due to the lack of a market developing for such exchange or otherwise and/or unanticipated adverse impacts to the Company's results of operations such as due to higher than expected exchange rates; and difficulties or delays in the Company's ability to import certain products through CADIVI;

(xv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings;

(xvi)	unanticipated consequences from the Company's new long-term incentive plan, such as higher than anticipated expenses or changes in the periods when such expenses would be recognized;

REVLON, INC. AND SUBSIDIARIES

(xvii)	unanticipated costs incurred in connection with the activities related to the destroyed facility in Venezuela; and/or

(xviii)
difficulties or delays in realizing, or less than anticipated, benefits from the Colomer Acquisition, such as (i) less than expected cost synergies, more than expected costs to achieve the planned synergies or delays in achieving the expected synergies, such as due to difficulties or delays in and/or the Company’s inability to integrate the Colomer business, and/or (ii) less than expected growth from the Colomer brands, such as due to difficulties, delays, unanticipated costs or the Company’s inability to launch innovative new professional products and/or difficulties or delays in and/or the Company’s inability to expand its distribution into new channels.

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
As previously disclosed in Revlon, Inc.'s 2012 Form 10-K, Revlon, Inc., certain of Revlon, Inc.'s current and former directors and MacAndrews & Forbes Holdings Inc. entered into settlement agreements with the plaintiffs in class and derivative actions related to the 2009 Exchange Offer. For the three and nine months ended September 30, 2012, the Company recorded charges of $2.2 million and $8.9 million, respectively, with respect to the Company’s then-estimated costs of resolving the actions, including the Company's estimate at that time of additional payments to be made to certain of the settling stockholders. These charges are included within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.
In March 2013, the parties executed an amendment to one of the settlement agreements, specifically the class action settlement agreement. The amendment did not affect the financial terms of the class action settlement; rather, it modified the scope of the releases given by those class members who did not participate in the 2009 Exchange Offer.  Later in March 2013, the class action settlement, as amended, was presented to the Delaware Court of Chancery, and approved. The class action settlement was conditioned, and became effective, upon final approval of the derivative action settlement and final dismissal of the actions pending outside of the Delaware Court of Chancery. The derivative action settlement was approved by the U.S. District Court for the District of Delaware on April 30, 2013. In early May 2013, the U.S. District Court for the District of Delaware dismissed the purported class action filed by John Garofalo, and in late July 2013, the Supreme Court of New York, New York County dismissed the Sullivan action. The entire settlement of all the actions noted above became effective thirty days after dismissal of the Sullivan action. In August 2013, a payment of $8.9 million, representing the Company's allocable portion of the settlement amount, was made to settle all amounts owed by the Company in connection with the settlement agreements.
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
In September 2013, Revlon, Inc. received a final payment of approximately $1.8 million of insurance proceeds in connection with matters related to the 2009 Exchange Offer. These proceeds are recorded as a gain within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013.

Item 1A. Risk Factors
In addition to the other information set forth in this report, when evaluating the Company’s business, investors should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in Revlon, Inc.’s 2012 Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” in Revlon, Inc.'s March 31, 2013 Form 10-Q filed with the SEC on April 25, 2013.
Investors should also carefully consider the following risk factors, which reflect developments through the date of this filing:
The Company may not be able to integrate Colomer into the Company’s ongoing business operations, which may result in the Company’s inability to fully realize the intended benefits of the Colomer Acquisition, or may disrupt our current operations, which could have an adverse effect on the Company’s business, financial position and/or results of operations.
The Company plans to integrate the operations of Colomer into the Company’s business and expects to achieve approximately $25 million of annualized cost synergies by the end of year two, at a cost of approximately $40 million over the two-year period following the acquisition’s October 9, 2013 closing. The process of integrating Colomer into the Company's business involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing core business operations and involves a number of integration risks, including, but not limited to:

•	difficulties or complications in combining the companies' operations;

REVLON, INC. AND SUBSIDIARIES

•	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

•	the diversion of management's attention from our ongoing core business operations;

•
difficulties or delays in consolidating Colomer’s information technology platforms, including implementing systems designed to continue to ensure that the Company maintains effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable us to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

•	possible disruptions that could result from efforts to consolidate the combined Company’s manufacturing facilities or changes in the combined Company’s supply chain;

•	unanticipated costs and other assumed contingent liabilities; and/or

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company.
These factors could cause the Company to not fully realize the anticipated financial and/or strategic benefits of the Colomer Acquisition, which could have an adverse effect on the Company’s business, financial condition and/or results of operations.
Products Corporation’s substantial indebtedness, including the additional Acquisition Term Loans which it used as a source of funds to consummate the Colomer Acquisition, could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. In connection with closing the Colomer Acquisition, Products Corporation incurred an additional $700 million of Acquisition Term Loans under the Amended Term Loan Agreement. Accordingly, immediately following the Colomer Acquisition, the Company’s total indebtedness was $1,940.0 million, primarily including $675.0 million aggregate principal amount outstanding under the 2011 Term Loan, $500.0 million in aggregate principal face amount outstanding of Products Corporation's 5¾% Senior Notes, $58.4 million under the Non-Contributed Loan and $700.0 million of Acquisition Term Loans. Incurring the Acquisition Term Loans increased the Company’s leverage and the ratio of the Company’s net debt to earnings before interest, tax, depreciation and amortization. While Revlon, Inc. achieved net income of $51.1 million and $27.3 million for the year ended December 31, 2012 and the nine-month period ended September 30, 2013, respectively (which included non-cash benefits of $15.8 million related to reductions of the Company’s deferred tax valuation allowance at December 31, 2012), if the Company is unable to achieve sustained profitability and free cash flow in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments.

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•
limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy, future working capital, capital expenditures, advertising, promotional or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, acquisition integration costs, investments, restructuring programs and other general corporate requirements;

•
requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow for the execution of the Company’s business strategy and for other general corporate purposes;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt;

•	exposing the Company to potential events of default (if not cured or waived) under the financial and operating covenants contained in Products Corporation’s debt instruments;

•	limiting the Company’s flexibility in responding to changes in its business and the industry in which it operates; and

•	making the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.

REVLON, INC. AND SUBSIDIARIES

Although agreements governing Products Corporation’s indebtedness, including the Amended Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement, limit Products Corporation’s ability to borrow additional money, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt is added to the Company's current debt levels, the risks described above would increase further.

REVLON, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 4, 2013, MacAndrews & Forbes exercised its right under Revlon, Inc.'s Restated Certificate of Incorporation to voluntarily convert all of the 3,125,000 shares of Revlon, Inc. Class B Common Stock held in the name of REV Holdings LLC on a one-for-one basis to 3,125,000 shares of Revlon, Inc. Class A Common Stock. The shares of Revlon, Inc.'s Class A Common Stock issued in such conversion were not registered under the Securities Act of 1933, as amended (the "Securities Act"). As MacAndrews & Forbes is an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act, such shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. Appropriate restrictive legends were affixed to the certificate representing the shares of Class A Common Stock issued to REV Holdings LLC in such conversion. Revlon, Inc. did not receive any proceeds in connection with such conversion.

Item 5. Other Information
As previously disclosed on a Current Report on Form 8-K which the Company filed with the SEC on October 2, 2013, Alan Ennis, the Company’s former President and Chief Executive Officer, left the Company effective October 1, 2013. In addition to those benefits provided for in his employment agreement, as part of his separation the Company agreed that Mr. Ennis will continue to remain eligible to receive payments in respect of the following long-term incentive compensation (“LTIP”) awards: (i) the final installment of his 2011 LTIP award in the amount of $392,000, payable in April 2014; (ii) the second and third installments of his 2012 LTIP award, each such installment in the amount of $420,000, payable in April 2014 and March 2015, respectively; and (iii) one-third of his target Transitional LTIP award, pro-rated for his period of service during 2013 (or $375,000 in total), payable in April 2014, subject to adjustment based upon the level of attainment of the applicable performance factors.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

2.1
Share Sale and Purchase Agreement, dated as of August 3, 2013, by and among Revlon Consumer Products Corporation (“Products Corporation”), Beauty Care Professional Products Participations, S.A., Romol Hair & Beauty Group, S.L., Norvo, S.L. and Staubinus España, S.L. (incorporated by reference to Exhibit 2.1 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on August 5, 2013).

4.1
Amendment No. 2 to Term Loan Agreement, dated as of August 19, 2013, among Products Corporation, Citicorp USA, Inc., as Administrative Agent and Collateral Agent (each as defined therein), and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Revlon Consumer Products Corporation's Form 8-K filed with the SEC on August 19, 2013).

4.2
Incremental Amendment, dated as of August 19, 2013, among Products Corporation, Citicorp USA, Inc., as Administrative Agent and Collateral Agent (each as defined therein), and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.2 to Revlon Consumer Products Corporation's Form 8-K filed with the SEC on August 19, 2013).

4.3
Amendment No. 1 to Revolving Credit Agreement, dated as of August 14, 2013, among Products Corporation, the Local Borrowing Subsidiaries (as defined therein) from time to time party thereto, Citicorp USA, Inc., as Administrative Agent and Collateral Agent (as defined therein), and the Lenders and Issuing Lenders (each as defined therein) (incorporated by reference to Exhibit 4.1 to Revlon Consumer Products Corporation's Form 8-K filed with the SEC on August 15, 2013).

4.4
Reaffirmation Agreement, dated as of August 19, 2013, among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and Citicorp USA, Inc., as Collateral Agent (as defined therein) in connection with the Amended Term Loan (incorporated by reference to Exhibit 4.4 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2013 filed with the SEC on October 24, 2013).

4.5
Reaffirmation Agreement, dated as of August 14, 2013, among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and Citicorp USA, Inc., as Collateral Agent (as defined therein) in connection with the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 4.5 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2013 filed with the SEC on October 24, 2013).

*10.1	Employment Agreement, dated as of July 30, 2013, between Products Corporation and Lawrence Alletto.
*10.2	Letter Agreement and Release, dated as of October 1, 2013, between Products Corporation and Alan T. Ennis.
*31.1	Certification of David L. Kennedy, Interim Chief Executive Officer, dated October 24, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Jessica T. Graziano, Principal Financial Officer, dated October 24, 2013, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of David L. Kennedy, Interim Chief Executive Officer, dated October 24, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Jessica T. Graziano, Principal Financial Officer, dated October 24, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON, INC. AND SUBSIDIARIES

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 24, 2013

REVLON, INC.
Registrant

By: /s/ David L. Kennedy	By: /s/ Jessica T. Graziano
David L. Kennedy	Jessica T. Graziano
Vice Chairman and	Senior Vice President,
Interim Chief Executive Officer	Corporate Controller and
Chief Accounting Officer