Form 10-K
period 2013-12-31
REVLON INC /DE/
filed 2014-03-05
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $257,818,705.
As of December 31, 2013, 52,356,798 shares of Class A Common Stock were outstanding. At such date, 40,669,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Holdings Inc. and certain of its affiliates.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to shareholders in connection with its Annual Meeting of Stockholders to be held on or about June 10, 2014 are incorporated by reference into Part III of this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2013

PART I

Item 1. Business
Background
Revlon, Inc. (and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. Revlon, Inc. is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman.
The Company was founded over 80 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
The Company currently operates in two segments, the consumer division (“Consumer”) and the professional division (“Professional”), and manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company believes that its global brand name recognition, product quality, R&D, new product innovation and marketing experience have enabled it to create leading global consumer and professional brands.
The Company’s Consumer segment is comprised of products that are manufactured, marketed and sold primarily within the mass retail channel in the U.S. and internationally, as well as certain department stores and other specialty stores outside the U.S., under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants.
The Company's Professional segment consists of the global business acquired by Products Corporation on October 9, 2013 when it completed its acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), a Spanish company. The Professional segment manufactures, markets and sells professional products primarily to hair and nail salons and distributors in the U.S. and internationally under brands such as Revlon Professional in hair color, hair care and hair treatments; CND in nail polishes and enhancements, including CND Shellac and CND Vinylux nail polishes; and American Crew in men’s grooming products. The Colomer Acquisition also included the purchase of brands such as Natural Honey in bodycare, which is sold in the mass retail channel, primarily in Spain; and Crème of Nature in multi-cultural hair care, which is sold in both the professional channel and in the mass retail channel, primarily in the U.S. These retail and multi-cultural brands are also included in the Company's Professional segment.
The Company's Business Strategy
The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently.
The Company’s strategic goal is to optimize the market and financial performance of its portfolio of brands and assets. The business strategies employed by the Company to achieve this goal are:

1.
Manage financial drivers for value creation. We are focused on gross profit margin expansion, which includes optimizing price, as well as allocating sales allowances to maximize our return on trade spending. We also continue to focus on reducing costs across our global supply chain. In addition, we are focused on eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth.

2.
Grow our global brands through exceptional innovation and effective brand support. We are focused on creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful and distinctive. We want to continue to build strong brands by focusing on high-quality, consumer-preferred offerings; effective consumer communication; increased levels of effective advertising and promotion; and superb execution and collaboration with our customers.

3.
Pursue growth opportunities. We are focused on pursuing organic growth opportunities within our existing brand portfolio and existing channels, as well as seeking acquisition opportunities that complement our portfolio. We are also focused on exploring opportunities to expand our geographical presence in key markets, as appropriate.

4.
Improve cash flow. We are focused on improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending.

Recent Transactions
Colomer Acquisition and Integration Program
In October 2013, Products Corporation acquired Colomer for a cash purchase price of $664.5 million, which Products Corporation financed with proceeds from the Acquisition Term Loan under the Amended Term Loan Facility (both as hereinafter defined). The Colomer Acquisition provides the Company with broad brand, geographic and channel diversification. The Colomer business, which comprises the entirety of the Company’s Professional segment, substantially expands the Company's business, providing both distribution into new channels and cost synergy opportunities. In addition, the Colomer Acquisition offers the Company opportunities to achieve additional growth by leveraging the combined Company's enhanced innovation capability and know-how. The Company has accounted for the Colomer Acquisition as a business combination in the fourth quarter of 2013 and Colomer's results of operations are included in the Company’s Consolidated Financial Statements commencing on the October 9, 2013 acquisition date.
In January 2014, the Company announced that it was implementing actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses (all such actions, together the “Integration Program”). The Company expects to recognize total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $45 million to $50 million in the aggregate over 2013 through 2015, and to achieve annualized cost reductions of approximately $30 million to $35 million by the end of 2015. Approximately $10 million to $15 million of these cost reductions are expected to benefit 2014 results. See Note 2, "Business Combinations" and Note 24, "Subsequent Events - Integration Program" to the Consolidated Financial Statements in this Form 10-K.
Debt Transactions
During the year ended December 31, 2013, the Company completed several debt transactions, including:

•
5¾% Senior Notes: In February 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes” and such transaction being the “2013 Senior Notes Refinancing”), as well as to pay an aggregate of $28.0 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan Facility in conjunction with the consummation of the February 2013 Term Loan Amendments, as discussed below. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan (as hereinafter defined), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), in connection with its mandatory redemption of such stock on such date.

•
February 2013 Term Loan Amendments and February 2014 Term Loan Amendments: In February 2013, Products Corporation consummated an amendment (the "February 2013 Term Loan Amendments") to its third amended and restated term loan agreement, dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement" or the “2011 Term Loan Facility”), for its 6.5-year term loan facility due November 19, 2017 (the “2011 Term Loan”), to among other things: (i) reduce the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million; (ii) reduce the minimum Eurodollar Rate on Eurodollar Loans from 1.25% to 1.00%; and (iii) reduce the Applicable Margin on Eurodollar Loans from 3.50% to 3.00%. In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to the Amended Term Loan Agreement which reduced the interest rates applicable to the $675 million 2011 Term Loan under the Amended Term Loan Agreement (the “Amended Tranche”). After giving effect to such amendment, Eurodollar Loans under the Amended Tranche bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the Amended Tranche bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement).

•
August 2013 Term Loan Amendments: In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated an amendment (the "August 2013 Term Loan Amendments") to the 2011 Term Loan Agreement (as amended by the August 2013 Term Loan Amendments and the Incremental Amendment (as defined below), and collectively referred to herein as the "Amended Term Loan Agreement" or the "Amended Term Loan Facility") permitting, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.

•
Incremental Amendment: In August 2013, in connection with the Colomer Acquisition, Products Corporation entered into an incremental amendment (the "Incremental Amendment") resulting in the Amended Term Loan Agreement with Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch (collectively, the "Initial Acquisition Lenders") and Citicorp USA, Inc. as administrative agent and collateral agent, pursuant to which the Initial Acquisition Lenders provided Products Corporation with a $700 million term loan under the Amended Term Loan Agreement on October 8, 2013 (the “Acquisition Term Loan”), which Products Corporation used as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.

•
Amended Revolving Credit Facility: In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated an amendment (the "August 2013 Revolver Amendment") to its third amended and restated revolving credit agreement dated June 16, 2011 to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring the Acquisition Term Loan that Products Corporation used as a source of funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment reduced Products Corporation's interest rate spread, reduced the commitment fee on unused availability under the facility and extended the maturity of the facility.

In December 2013, Products Corporation, entered into an incremental amendment (the "December 2013 Revolver Amendment" and together with the August 2013 Revolver Amendment, the "2013 Revolver Amendments") to its third amended and restated revolving credit agreement, dated as of June 16, 2011 (as amended by the 2013 Revolver Amendments, the "Amended Revolving Credit Agreement" or the "Amended Revolving Credit Facility"). Under the terms of the Amended Revolving Credit Amendment, the lenders' commitment to provide borrowings to Products Corporation and its subsidiary borrowers under the Amended Revolving Credit Facility was increased from $140.0 million to $175.0 million. In January 2014, Colomer’s U.S.-domiciled subsidiaries (the “Colomer U.S. Subsidiaries”) became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the indenture for the 5¾% Senior Notes. In connection with becoming guarantors, substantially all of the assets of the Colomer U.S. Subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.

•
Mandatory Redemption of Series A Preferred Stock: In October 2013, Revlon, Inc. consummated the mandatory redemption of the Series A Preferred Stock in accordance with such preferred stock's certificate of designation and paid such holders $48.6 million, which represented the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Series A Preferred Stock. Revlon, Inc. used the funds that it received from Products Corporation in respect of its satisfaction of the Contributed Loan to pay the mandatory redemption amount.

See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of the above debt transactions.

Products
Revlon, Inc. conducts business exclusively through Products Corporation. The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal brands included in its Consumer and Professional segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCE	ANTI-PERSPIRANT DEODORANTS	SKINCARE / BODYCARE
Consumer	Revlon	Revlon ColorSilk		Revlon	Charlie	Mitchum	Gatineau
	Almay				Jean Naté		Ultima II
SinfulColors
Pure Ice

Professional	CND	Revlon Professional	American Crew				Natural Honey
		Intercosmo	d:fi
Orofluido
UniqOne
Llongueras*
Crème of Nature
*Licensed from a third party
Consumer Segment:
The Company’s Consumer segment includes cosmetics, hair color and hair care, beauty tools, anti-perspirant deodorants, fragrances and skincare products sold in approximately 150 countries in the mass retail channel in the U.S. and internationally, as well as in certain department stores and other specialty stores outside the U.S.
Cosmetics - The Company manufactures and markets a broad range of cosmetics, including face, lip, eye and nail products. Certain of the Company’s products incorporate patented, patent-pending or proprietary technology. See “New Product Development and Research and Development.”

•
Revlon: The Company sells a broad range of cosmetics under its flagship brand designed to fulfill consumer wants and needs, principally priced in the upper range of the mass retail channel. The Revlon brand is comprised of face makeup, including foundation, powder, blush and concealers; lip makeup, including lipstick, lip gloss and lip liner; eye makeup, including mascaras, eyeliners, eye shadows and brow products; and nail color and nail care lines. Revlon products include innovative formulas and attractive colors that appeal to wide range of consumers. Key franchises within the Revlon brand include:

◦	Revlon ColorStay offers consumers a full range of products with long-wearing technology;

◦	Revlon PhotoReady products are offered in face and eye and are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light;

◦	Revlon Age Defying in face is targeted for women in the over-35 age bracket, incorporating the Company's patented Botafirm ingredients to help reduce the appearance of fine lines and wrinkles;

◦	Revlon Super Lustrous is the Company's flagship wax-based lipcolor, offered in a wide variety of shades of lipstick and lip gloss;

◦	Revlon ColorBurst in lip offers on-trend lip glosses and balms in vibrant colors that address consumers' needs for high-shine lipgloss and softening, smoothing and instantly hydrating balm; and

◦	Revlon Grow Luscious includes both a lengthening and plumping mascara with a lash enhancing formula that improves the lashes' overall appearance and conditions with each use.

•
Almay: The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skincare products. The Almay brand is comprised of face makeup, including foundation, pressed powder, primer and concealer; eye makeup, including eye shadows, mascaras and eyeliners; lip makeup; and makeup removers. Key franchises within the Almay brand include Almay Smart Shade in face; Almay Intense i-Color in eye; and Almay Color + Care in lip.

•	SinfulColors and Pure Ice: The Company’s SinfulColors and Pure Ice brands consist primarily of value-priced nail enamels, available in many bold, vivid and on-trend colors.
Hair - The Company sells both hair color and hair care products throughout the world in the mass retail channel, primarily under the Company's Revlon ColorSilk franchise, which includes Revlon Luxurious ColorSilk Buttercream. Revlon ColorSilk products provide radiant, long-lasting color that leaves hair nourished, hydrated and ultra-conditioned.
Beauty tools - The Company sells Revlon beauty tools, which include nail, eye and manicure and pedicure grooming tools, eye lash curlers and a full line of makeup brushes under the Revlon brand name.
Fragrances - The Company sells a selection of moderately-priced fragrances, including perfumes, eau de toilettes, colognes and body sprays. The Company’s portfolio includes fragrances under globally-recognized brand names such as Charlie and Jean Naté.
Anti-perspirant deodorants - The Company sells Mitchum anti-perspirant deodorant products for men and women, with patented ingredients which provide consumers with up to 48 hours of protection.
Skincare - The Company sells skincare products in the U.S. and in global markets under various regional brands, including the Company’s Gatineau and Ultima II brands.
Professional Segment:
The Company’s Professional segment includes a comprehensive line of products sold in the professional channel, including hair color, shampoos, conditioners, styling products, nail polishes and nail enhancements. The Professional segment also includes a skincare line sold in the mass retail channel and a multi-cultural line sold in both professional and mass retail channels.
Professional brands -

•
Revlon Professional: The Company’s Revlon Professional brand includes hair color, hair care and hair treatment products, which are distributed exclusively in the professional channel to salons, salon professionals and salon distributors and sold in more than 80 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon products include Revlonissimo NMT, Nutri Color Creme, Sensor Perm and Revlon Professional Equave.

•
American Crew and d:fi: The Company sells men's shampoos, conditioners, gels and other hair care and grooming products for use and sale by professional salons under the American Crew brand name. American Crew is the “Official Supplier to Men” of quality grooming products that provide the ultimate usage experience and enhance a man's personal image. American Crew is the leading salon brand created specifically for men. The Company also sells men's hair products under the d:fi brand.

•
CND: The Company sells nail enhancement systems and nail color and treatment products and services for use by the professional salon industry under the CND brand name. CND is the global leader in professional nail, hand and foot care products, and CND-branded products are sold in more than 80 countries. CND nail products include:

◦
CND Shellac, the original Power Polish that requires UV curing, delivers more than 14 days of flawless wear, superior color and mirror shine with zero dry-time and no nail damage. CND Shellac is a true innovation of chip-free, extended-wear nail color; and

◦
CND Vinylux, a breakthrough polish system that uses a patent-pending technology to provide an enduring, long-lasting polish that lasts a week. While ordinary polishes become brittle and deteriorate over time, CND Vinylux dries with exposure to natural light to a flawless finish and strengthens its resistance to chips over time.

•	The Company also sells professional hair products under brand names such as Orofluido, UniqOne and Intercosmo.
Retail - The Company sells hair care products under the premium-priced Llongueras brand and skin care products under the Natural Honey brand, in the mass retail channel in Spain.
Multi-cultural hair - The Company sells multi-cultural hair-care products in the mass retail channel and professional channel primarily in the U.S. under the Crème of Nature brand.
Marketing
Consumer Segment: Within the Consumer segment, the Company markets extensive consumer product lines covering a broad range of price points within the mass retail channel in the U.S. and internationally and certain other channels outside of the U.S.
The Company uses print, television and outdoor advertising, digital marketing and public relations, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company's marketing is designed to emphasize a uniform global image for its portfolio of core brands. The Company coordinates advertising campaigns with in-store promotional and other marketing activities. The Company develops jointly with retailers customized, tailored point-of-purchase and other focused marketing programs.
The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators, and coordinated in-store promotions and displays. Other marketing materials designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store include trial-size products and couponing.
Professional Segment: In the Professional segment, the Company markets products through educational seminars on such products' application methods and consumer benefits, and through trade professional advertising, digital marketing, displays and samples to communicate to professionals and consumers the quality and performance characteristics of such products.
The Company believes that its presence in the professional channel will provide benefits to its consumer products business as it will enable the Company to improve its anticipation of consumer trends in hair color and hair care, nail color and nail care, and skin care, as these trends often appear first in salons.
Additionally, the Company maintains separate websites, www.revlon.com, www.almay.com, www.revloncolorsilk.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Almay, Revlon ColorSilk, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other advertising and promotional campaigns.
Research and Development
The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, introduce line extensions and promotions and redesign or reformulate existing products to satisfy consumers' needs and preferences. The Company's research and development group is comprised of departments specialized in the technologies critical to the Company's various product lines. The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, and including input from operations, law and finance. This process has created a comprehensive, long-term portfolio strategy that is intended to optimize the Company's ability to regularly bring to market innovative new product offerings and to effectively manage the Company’s product portfolio.
The Company operates an extensive research and development facility in Edison, New Jersey for products within its Consumer segment. The Company has research facilities for its products within the Professional segment in the U.S. (in California and Florida), Spain and Mexico. The scientists at these various facilities are responsible for all of the Company’s new product research and development worldwide and performing research for new products, ideas, concepts and packaging. The Company’s package development and engineering function is also part of the greater research and development organization and fosters a strong synergy of package and formula development which is integral to a product’s success. The research and development group performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.
As of December 31, 2013, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2013, 2012 and 2011, the Company spent $26.9 million, $24.2 million and $23.8 million, respectively, on research and development activities.
Manufacturing and Related Operations and Raw Materials
During 2013, the Company’s products within its Consumer segment were produced at the Company’s facilities in the U.S. (North Carolina) and South Africa and at third-party facilities around the world. In December 2012 and January 2013, the Company closed its manufacturing facilities in Maryland (U.S.) and France, respectively, in connection with the September 2012 Program (as hereinafter defined). For additional information regarding the September 2012 Program, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring charges and other, net."
During 2013, the Company’s products within its Professional segment were produced at the Company’s facilities in the U.S. (Florida), Spain, Italy and Mexico and at third-party facilities around the world.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and to operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to maximize cost savings. The Company’s global sourcing strategy for materials and components from accredited vendors is also designed to ensure the highest quality and the continuity of supply of the raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials. (See Item 1A. “Risk Factors- The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility, and/or at other Company or third-party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could affect the Company's business, financial condition and/or results of operations.”)
Distribution
The Company's products are sold in more than 150 countries across six continents. The Company utilizes a dedicated sales force in those countries where the Company maintains operations, and also utilizes sales representatives and independent distributors to serve certain territories, and related distribution channels. (See Item 1A. “Risk Factors- The Company may be unable to maintain or increase its sales through the Company's primary distribution channels, which could have a material adverse effect on the Company's business, financial condition and/or results of operations” and "Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.")
United States. Net sales in the U.S. accounted for approximately 56% of the Company's 2013 net sales, which were primarily sold in the mass retail channel. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its trademarks to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2013, nine (9) of such licenses were in effect relating to sixteen (16) product categories, which are marketed principally in the mass retail channel. Pursuant to such licenses, the Company retains strict control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time to time.
In the Consumer segment, the Company’s retail merchandisers stock and maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retail outlets.
The Company’s products within its Professional segment are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 44% of the Company's 2013 net sales. The three countries outside the U.S. with the highest net sales were Australia, South Africa and Canada, which together accounted for approximately 16% of the Company's 2013 net sales. The Company distributes its products within its Consumer segment through the mass retail channel, drug stores and chemist shops, hypermarkets, mass volume retailers, general merchandise stores, department stores and specialty stores, such as perfumeries. The Company’s products within its Professional segment are sold directly to hair and nail salons by the Company's direct sales force in countries where it has operations and through distributors in other countries outside the U.S. At December 31, 2013, the Company actively sold its products through wholly-owned subsidiaries established in 24 countries outside of the U.S. and through a large number of distributors and licensees elsewhere around the world.
Customers
The Company's principal customers for its Consumer segment include large mass volume retailers and chain drug stores, including such well-known retailers as Walmart, Walgreens, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Boots in the U.K. Walmart and its affiliates worldwide accounted for approximately 21% of the Company's 2013 consolidated net sales. The Company's principal customers for its Professional segment include Beauty Systems Group, Salon Centric and TNG Worldwide, as well as individual hair and nail salons and other distributors. As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. “Risk Factors-“Economic conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations or on the financial condition of its customers and suppliers” and “The Company depends on a limited number of customers for a large portion of its net sales and the loss of one or more of these customers could reduce the Company’s net sales and have a material adverse effect on the Company’s business, financial condition and/or results of operations.")
Competition
The consumer and professional products businesses are highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers and salon professionals about the benefits of the Company’s products;

•	anticipating and responding to changing consumer and salon professional demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•
generating competitive margins and inventory turns for its customers in both the Consumer and Professional segments by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with retailers and salons;

•	providing strong and effective advertising, marketing, promotion and merchandising support;

•	maintaining an effective sales force and distributor network; and

•	obtaining and retaining sufficient retail floor space, optimal in-store positioning and effective presentation of its products at retail and in salons.
The Company competes in selected product categories against a number of multi-national manufacturers in both the Consumer and Professional segments. In addition to products sold in the mass retail channel, the professional salon channel and demonstrator-assisted channels, the Company's products also compete with similar products sold in prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries, and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, Avon Products, Inc., Coty, Inc. and The Estée Lauder Companies Inc. (See Item 1A. “Risk Factors-Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company’s business, financial condition and/or results of operations.")
Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business and the Company’s trademarks are registered in the U.S. and in over 150 other countries. Significant trademarks include Revlon, Revlon ColorStay, Revlon Age Defying makeup with Botafirm, Revlon Age Defying with DNA Advantage, Revlon PhotoReady, Revlon Super Lustrous, Revlon ColorBurst, Almay, Almay Smart Shade, SinfulColors, Pure Ice, Mitchum, Charlie, Jean Naté, Revlon ColorSilk, Revlon Professional, Intercosmo, Orofluido, UniqOne, American Crew, Crème of Nature, CND, CND Shellac, CND Vinylux, Gatineau, Ultima II and Natural Honey. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging or manufacture of a number of the Company’s products, including, among others, Revlon ColorStay cosmetics, Revlon PhotoReady makeup, Revlon Age Defying cosmetics, Almay Smart Shade makeup, Almay Intense i-Color eye makeup, Revlon ColorSilk hair color, Mitchum anti-perspirant deodorants, and CND Shellac and CND Vinylux nail polishes.  The Company considers its proprietary technology and patent protection to be important to its business.
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
Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina and Jacksonville, Florida manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirant deodorants in the case of the Oxford, North Carolina facility and anti-dandruff hair-care products in the case of the Jacksonville, Florida facility. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See “Risk Factors - The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations.”)
Industry Segments, Foreign and Domestic Operations
The Company operates in two operating segments, Consumer and Professional, which also comprise its reportable segments. For certain information regarding the Company's segments and foreign and domestic operations, refer to Note 23, “Segment Data and Related Information,” to the Company’s Consolidated Financial Statements in this Form 10-K.
Employees
As of December 31, 2013, the Company employed approximately 6,900 people, which includes approximately 1,100 positions (approximately 940 of which are part-time beauty advisors) that the Company plans to eliminate in 2014 as a result of the restructuring actions announced in December 2013, primarily including plans to exit its business operations in China. For additional information see Part II, Item 7. "Management's Discussion and Analysis - Overview - December 2013 Program." As of December 31, 2013, approximately 30% of the Company's employees were covered by collective bargaining agreements. The Company believes that its employee relations are satisfactory.
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
Revlon, Inc. is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon, Inc.'s wholly-owned operating subsidiary, are pledged by Revlon, Inc. to secure its obligations under the Amended Credit Agreements.
Revlon, Inc. is a holding company with no business operations of its own. Revlon, Inc.’s only material asset is all of the outstanding capital stock of Products Corporation, Revlon, Inc.’s wholly-owned operating subsidiary, through which Revlon, Inc. conducts its business operations. As such, Revlon, Inc.’s net (loss) income has historically consisted predominantly of its equity in the net income of Products Corporation, which for 2013, 2012 and 2011 was $1.6 million, $71.2 million and $64.0 million, respectively (which excluded $8.1 million, $19.3 million and $7.4 million, respectively, in expenses primarily related to Revlon, Inc. being a public holding company). Revlon, Inc. is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon, Inc.’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon, Inc.’s Board of Directors.
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
The terms of the Amended Term Loan Agreement and the Amended Revolving Credit Agreement (together, the "Amended Credit Agreements"), the indenture governing the 5¾% Senior Notes (the "5¾% Senior Notes Indenture") and the Amended and Restated Senior Subordinated Term Loan Agreement generally restrict Products Corporation from paying dividends or advancing or making distributions to Revlon, Inc. except in limited circumstances (including, without limitation, that Products Corporation is permitted to pay dividends and advance and make distributions to Revlon, Inc. to enable Revlon, Inc., among other things, to pay expenses incidental to being a public holding company, including, among other things, professional fees such as legal, accounting and insurance fees, regulatory fees, such as SEC filing fees, NYSE listing fees and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon, Inc.’s outstanding securities or make distributions in certain circumstances to finance the purchase by Revlon, Inc. of its Class A Common Stock in connection with the delivery of such Class A Common Stock to grantees under the Third Amended and Restated Revlon, Inc. Stock Plan). This limitation therefore restricts Revlon, Inc.'s ability to pay dividends on its Class A Common Stock.
All of the shares of the capital stock of Products Corporation held by Revlon, Inc. are pledged to secure Revlon, Inc.’s guarantee of Products Corporation's obligations under the Amended Credit Agreements. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon, Inc. no longer holding its only material asset and would have a material adverse effect on the holders of Revlon, Inc.’s Common Stock and would be a change of control under Products Corporation’s other debt instruments. (See also “Risk Factors - Shares of Revlon, Inc. Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon, Inc.’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the Amended Credit Agreements and the 5¾% Senior Notes Indenture and could have other consequences.”)

Products Corporation’s substantial indebtedness, including the additional Acquisition Term Loan which it used as a source of funds to consummate the Colomer Acquisition, could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.
Products Corporation has a substantial amount of outstanding indebtedness. In connection with closing the Colomer Acquisition, Products Corporation incurred an additional $700.0 million Acquisition Term Loan under the Amended Term Loan Agreement. As of December 31, 2013, the Company’s total indebtedness was $1,942.2 million (or $1,935.6 million net of discounts), primarily including $700.0 million aggregate principal amount outstanding under the Acquisition Term Loan, $675.0 million aggregate principal amount outstanding under the 2011 Term Loan, $500.0 million in aggregate principal face amount outstanding of Products Corporation's 5¾% Senior Notes and $58.4 million under the Non-Contributed Loan (as hereinafter defined). Incurring the Acquisition Term Loan increased the Company’s leverage and the ratio of the Company’s net debt to earnings before interest, tax, depreciation and amortization. While Revlon, Inc. achieved net income of $51.1 million for the year ended December 31, 2012 (which included non-cash benefits of $15.8 million related to reductions of the Company’s deferred tax valuation allowance at December 31, 2012), it recorded a net loss of $5.8 million for the year ended December 31, 2013 and if the Company is unable to achieve sustained profitability and free cash flow in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments.
The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s operating revenues will be insufficient to meet required payments of principal and interest, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•
limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of the execution of the Company’s business strategy (including activities related to the integration of the Colomer business into the Company’s business), future working capital, capital expenditures, advertising, promotional or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, acquisition integration costs, investments, restructuring programs and other general corporate requirements;

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
Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
The 2011 Term Loan under the Amended Term Loan Facility, with $675.0 million aggregate principal amount outstanding, matures in November 2017, the Acquisition Term Loan under the Amended Term Loan Facility, with $700.0 million aggregate principal amount outstanding, matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019), the Amended Revolving Credit Facility matures on the earlier of August 14, 2018 and 90 days prior to the earliest maturity date of any term loans then outstanding under the Amended Term Loan Facility, but not earlier than June 16, 2016, the Non-Contributed Loan matures in October 2014, and the 5¾% Senior Notes mature in February 2021. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, to repurchase its 5¾% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness at maturity, the Company may be required to refinance Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon, Inc. equity, seek to sell Revlon, Inc. debt securities or Products Corporation debt securities or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation’s debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 5¾% Senior Notes Indenture or any of its other debt instruments (including the Amended Credit Agreements and the Amended and Restated Senior Subordinated Term Loan Agreement) or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See "Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply").
The future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, could adversely impact the Company’s ability to refinance or replace Products Corporation’s outstanding indebtedness at or prior to their respective maturity dates, which may have a material adverse effect on the Company’s business, financial condition and/or results of operations.
Restrictions and covenants in Products Corporation’s debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply.
Agreements governing Products Corporation’s outstanding indebtedness, including the Amended Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to limited exceptions) to, among other things:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on stock or purchase stock;

•	sell assets and use the proceeds from such sales;

•	enter into certain transactions with affiliates;

•	make certain investments;

•	prepay, redeem or repurchase specified indebtedness; and

•	permit restrictions on the payment of dividends to Products Corporation by its subsidiaries.
In addition, the Amended Credit Agreements contain financial covenants limiting Products Corporation’s first-lien senior secured debt-to-EBITDA ratio (in the case of the Amended Term Loan Agreement) and, under certain circumstances, requiring Products Corporation to maintain a minimum consolidated fixed charge coverage ratio (in the case of the Amended Revolving Credit Agreement). These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could otherwise be used to fund the costs of executing the Company’s business strategy (including activities related to the integration of the Colomer business into the Company’s business) and to grow the Company’s business, as well as to fund general corporate purposes.
A breach of the Amended Credit Agreements would permit Products Corporation’s lenders to accelerate amounts outstanding under the Amended Credit Agreements, which would in turn constitute an event of default under the Amended and Restated Senior Subordinated Term Loan Agreement and the 5¾% Senior Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from (i) the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan (provided that if Revlon, Inc. or Products Corporation held such majority, notice would be required from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan not held by Revlon, Inc. or Products Corporation at the time of any such decision) or (ii) the trustee or the holders of at least 30% of the outstanding principal amount of the notes under the 5¾% Senior Notes Indenture. In addition, holders of Products Corporation’s outstanding 5¾% Senior Notes may require Products Corporation to repurchase their respective notes in the event of a change of control under the 5¾% Senior Notes Indenture. Upon a change of control, Products Corporation would be required, after fulfilling its repayment obligations under the 5¾% Senior Notes Indenture, to repay in full the Amended and Restated Senior Subordinated Term Loan. (See "Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.") Products Corporation may not have sufficient funds at the time of any such breach of any such covenant or change of control to repay in full the borrowings under the Amended Credit Agreements or the Amended and Restated Senior Subordinated Term Loan Agreement or to repurchase or redeem its outstanding 5¾% Senior Notes.
Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses.
Under such circumstances, Products Corporation may be unable to comply with the provisions of its debt instruments, including the financial covenants in the Amended Credit Agreements. If Products Corporation is unable to satisfy such covenants or other provisions at any future time, Products Corporation would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the Amended Credit Agreements may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may only do so on terms that are unfavorable to Products Corporation and/or Revlon, Inc.
In the event that Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the financial covenants or other provisions of the Amended Credit Agreements would constitute an event of default under its Amended Credit Agreements, which would permit the bank lenders to accelerate the Amended Credit Agreements, which in turn would constitute an event of default under the Amended and Restated Senior Subordinated Term Loan Agreement, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from the requisite number of lenders under the Amended and Restated Senior Subordinated Term Loan and would constitute an event of default under the 5¾% Senior Notes Indenture, if the amount accelerated exceeds $25.0 million and such default remains uncured for 10 days following notice from (i) in the case of the Amended and Restated Senior Subordinated Term Loan Agreement, the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan (provided that if Revlon, Inc. or Products Corporation held such majority, notice would be required from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan not held by Revlon, Inc. or Products Corporation at the time of any such decision) or (ii) in the case of the 5¾% Senior Notes Indenture, the trustee or the holders of at least 30% of the outstanding principal amount of such outstanding notes.
Products Corporation’s assets and/or cash flow and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its outstanding debt instruments, either upon maturity or if accelerated upon an event of default, and if Products Corporation is required to repurchase its outstanding 5¾% Senior Notes or repay the Amended and Restated Senior Subordinated Term Loan or repay the Amended Credit Agreements upon a change of control, Products Corporation may be unable to refinance or restructure the payments on such debt. Further, if Products Corporation is unable to repay, refinance or restructure its indebtedness under the Amended Credit Agreements the lenders, subject to certain conditions and limitations as set forth in the third amended and restated intercreditor agreement, could proceed against the collateral securing that indebtedness.
Limits on Products Corporation's borrowing capacity under the Amended Revolving Credit Facility may affect the Company's ability to finance its operations.
While the Amended Revolving Credit Facility currently provides for up to $175.0 million of commitments, Products Corporation's ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time to time, of eligible trade receivables and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the indenture for the 5¾% Senior Notes. In connection with becoming guarantors, substantially all of the assets of the Colomer U.S. Subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
If the value of these eligible assets is not sufficient to support the full $175.0 million borrowing base, Products Corporation will not have full access to the Amended Revolving Credit Facility, but rather could have access to a lesser amount determined by the borrowing base. As Products Corporation continues to manage its working capital, this could reduce the borrowing base under the Amended Revolving Credit Facility. Further, if Products Corporation borrows funds under such facility, subsequent changes in the value or eligibility of the assets within the borrowing base could cause Products Corporation to be required to pay down the amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base.

Products Corporation's ability to borrow under the Amended Revolving Credit Facility is also conditioned upon its compliance with other covenants in the Amended Revolving Credit Agreement governing such facility, including a fixed charge coverage ratio that applies when the difference between (1) the borrowing base under such facility and (2) the amounts outstanding under such facility is less than $20.0 million. Because of these limitations, Products Corporation may not always be able to meet its cash requirements with funds borrowed under the Amended Revolving Credit Facility, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
At December 31, 2013, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $700.0 million and $675.0 million, respectively, with the Company having a liquidity position of $384.7 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $234.5 million, as well as $150.2 million in available borrowings under the Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date. As a result of the Colomer U.S. Subsidiaries becoming additional guarantors under Products Corporation’s Amended Revolving Credit Facility in January 2014, substantially all of their assets were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
The Amended Revolving Credit Facility is syndicated to a group of banks and financial institutions. Each bank is responsible to lend its portion of the $175.0 million commitment if and when Products Corporation seeks to draw under the Amended Revolving Credit Facility. The lenders may assign their commitments to other banks and financial institutions in certain cases without prior notice to Products Corporation. If a lender is unable to meet its lending commitment, then the other lenders under the Amended Revolving Credit Facility have the right, but not the obligation, to lend additional funds to make up for the defaulting lender’s commitment, if any. Products Corporation has never had any of its lenders under the Amended Revolving Credit Facility fail to fulfill their lending commitment. Based on information available to the Company, the Company has no reason to believe that any of the lenders under the Amended Revolving Credit Facility would be unable to fulfill their commitments to lend under the Amended Revolving Credit Facility as of December 31, 2013. However, it is possible that economic conditions and potential volatility in the financial markets, among other factors, could impact the liquidity and financial condition of certain banks and financial institutions. If one or more lenders under the Amended Revolving Credit Facility were unable to fulfill their commitment to lend, such inability would impact the Company's liquidity and, depending upon the amount involved and the Company's liquidity requirements, could have an adverse effect on the Company's ability to fund its operations, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates.
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company's business. As of December 31, 2013, $1,439.3 million of Products Corporation's total indebtedness (or $1,432.7 million net of discounts), or approximately 74% of Products Corporation's total indebtedness, was subject to floating interest rates.
Under the Amended Term Loan Agreement, as of December 31, 2013 the $700.0 million in aggregate principal amount outstanding under the Acquisition Term Loan and the $675.0 million in aggregate principal amount outstanding under the 2011 Term Loan bear interest, at Products Corporation's option, at either the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (provided that in no event shall the Eurodollar Rate (which is based upon LIBOR) be less than 1.00% per annum), or the Alternate Base Rate (as defined in the Amended Term Loan Agreement) plus 2.00% per annum, which Alternate Base Rate is based on the greater of Citibank, N.A.’s announced base rate and the U.S. federal funds rate plus 0.5% (provided that in no event shall the Alternative Base Rate be less than 2.00% per annum). Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to the $675 million Amended Tranche were reduced such that Eurodollar Loans under the Amended Tranche bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the Amended Tranche bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment).
In November 2013, Products Corporation entered into a forward-starting interest rate swap in a single derivative with a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan for a three-year period beginning in May 2015 (the "2013 Interest Rate Swap"). Under the terms of the 2013 Interest Rate Swap, Products Corporation will be required to pay to the counterparty a quarterly fixed interest rate of 2.0709% on the $400 million notional amount, while receiving variable interest rate payments from the counterparty equal to the three-month U.S. dollar LIBOR, with a LIBOR floor of 1.00% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). While Products Corporation may enter into other interest hedging contracts, it may not be able to do so on a cost-effective basis, and any hedging transactions that Products Corporation enters into may not achieve their intended purpose and shifts in interest rates may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

At December 31, 2013, the Eurodollar Rate, LIBOR and the Alternate Base Rate were 1.0% (as a result of the Eurodollar Rate floor referred to above), 0.25% and 3.25%, respectively. Pursuant to the 2013 Interest Rate Swap, the LIBOR portion of the interest rate on $400 million of outstanding indebtedness under the Acquisition Term Loan is effectively fixed at 5.0709% beginning in May 2015 through May 2018. Borrowings under the Amended Revolving Credit Facility (other than loans in foreign currencies) bear interest at a rate equal to, at Products Corporation's option, either (i) the Eurodollar Rate plus the applicable margin set forth in the grid below, or (ii) the Alternate Base Rate (as defined in the Amended Revolving Credit Agreement) plus the applicable margin set forth in the grid below:

Excess Availability	Alternate Base Rate Loans	Eurodollar Loans, Eurocurrency Loan or Local Rate Loans
Greater than or equal to $92,000,000	0.50%	1.50%
Less than $92,000,000 but greater than or equal to $46,000,000	0.75%	1.75%
Less than $46,000,000	1.00%	2.00%
Local Loans (as defined in the Amended Revolving Credit Agreement) bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. Dollars, at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. Dollars, at the Alternate Base Rate plus the applicable margin set forth in the grid above.
Under the Amended and Restated Senior Subordinated Term Loan Agreement, the Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor.
If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, Product Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements, the Non-Contributed Loan under the Amended and Restated Senior Subordinated Term Loan and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2013, an increase in LIBOR of 1% would increase the Company’s annual interest expense by $14.6 million. Increased debt service costs would adversely affect the Company's cash flow.
The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility, and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could affect the Company's business, financial condition and/or results of operations.
The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities, including those that the Company recently acquired within the Professional segment, and/or third party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could adversely affect the Company's ability to provide products to its customers, could affect the Company's sales, business, financial condition and/or results of operations. Additionally, if product sales exceed forecasts or production, the Company could, from time to time, not have an adequate supply of products to meet customer demands, which could cause the Company to lose sales.
The Company's new product introductions may not be as successful as the Company anticipates, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, law and finance. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of the new product launches by, and sales of such new products to, the Company's customers may not be as high as the Company anticipates;

•
the Company's advertising, promotional and marketing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption

•	the rate of purchases by the Company's consumers may not be as high as the Company anticipates;

•	the Company's wall displays to showcase its new products may fail to achieve their intended effects;

•
the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of its new product launches or space reconfigurations or reductions in retail display space by its customers or the Company's net sales may be impacted by inventory management by its customers or changes in pricing or promotional strategies by its customers;

•
the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, advertising, promotional and marketing expenses, sales return expenses or other costs related to launching new products;

•
the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See Item 1A. “Risk Factors-"Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.")

•	the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates; and

•
any delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products, displays or display walls in connection with launching new products, such as due to inclement weather conditions or those delays or difficulties discussed under “- The Company depends on its Oxford, North Carolina facility for production of a substantial portion of the Company's products within the Consumer segment. Disruptions at this facility, and/or at other Company or third party facilities at which the Company's products are manufactured for both its Consumer and Professional segments, could affect the Company's business, financial condition and/or results of operations,” could affect the Company's ability to ship and deliver products to meet its customers’ reset deadlines.

Each of the risks referred to above could delay or impede the Company's ability to achieve its sales objectives, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the Amended Credit Agreements, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the Amended Revolving Credit Agreement and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2014, including cash requirements for the payment of expenses in connection with the execution of the Company's business strategy, integration costs related to the Colomer Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs and debt and/or equity repurchases, if any.
If the Company's anticipated level of revenue is not achieved, however, because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional and/or marketing plans; or if the Company's expenses, including, without limitation, for pension expense under its benefit plans, integration costs related to the Colomer Acquisition, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could adversely affect Products Corporation's ability to comply with certain financial covenants under the Amended Credit Agreements.
If operating revenues, cash on hand and funds available for borrowing are insufficient to cover the Company's expenses or are insufficient to enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company's business strategy (including activities related to the integration of the Colomer business into the Company’s business);

•	reducing or delaying purchases of wall displays or advertising, promotional or marketing expenses;

•	reducing or delaying capital spending;

•	implementing new restructuring programs;

•	refinancing Products Corporation's indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

•	selling additional Revlon, Inc. equity or debt securities or Products Corporation's debt securities; or

•	reducing other discretionary spending.
There can be no assurance that the Company would be able to take any of these actions, because of a variety of commercial or market factors or constraints in Products Corporation's debt instruments, including, for example, market conditions being unfavorable for an equity or a debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation's various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, financial condition and/or results of operations.
Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the financial covenants under the Amended Credit Agreements if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be. (See “- Restrictions and covenants in Products Corporation's debt agreements limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation's credit agreement covenants).
Economic conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations or on the financial condition of its customers and suppliers.
Economic conditions, in the U.S. and/or other countries where the Company operates, have contributed and may continue to contribute to high unemployment levels, lower consumer spending and reduced credit availability, and have impacted and could in the future impact business and consumer confidence. Such conditions could have an impact on consumer purchases and/or customer purchases of the Company's products, which could result in a reduction of net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, financial condition and/or results of operations.
Walmart and its affiliates worldwide accounted for approximately 21% of the Company’s worldwide net sales for the year ended December 31, 2013 and 22% for each of the years ended December 31, 2012 and 2011. The Company expects that, for future periods, Walmart and a small number of other customers in the Consumer and Professional segments will, in the aggregate, continue to account for a large portion of the Company's net sales. These customers have demanded, and may continue to demand, increased service and other accommodations. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing and promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under an obligation to continue purchasing products from the Company in the future.
The loss of Walmart or one or more of the Company's other customers that may account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among the Company's customers, inventory management by the Company's customers, changes in pricing or promotional strategies by the Company's customers or space reconfigurations by the Company's customers or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company's pension plans.
Declines in the U.S. and global financial markets could result in significant declines in the Company's pension plan assets and result in increased pension expense and cash contributions to the Company's pension plans. Interest rate levels will affect the discount rate used to value the Company's year-end pension benefit obligations. One or more of these factors, individually or taken together, could impact future required cash contributions to the Company's pension plans and pension expense. Any one or more of these conditions could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company may be unable to maintain or increase its sales through the Company's primary distribution channels, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
A decrease in consumer demand in the U.S. and internationally for beauty care products, inventory management by the Company's customers, changes in pricing or promotional strategies by the Company's customers, a reduction in display space by the Company's customers and/or a change in consumers’ purchasing habits, such as by buying more cosmetics and beauty care products in channels in which the Company does not currently compete (such as prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets, which combine to account for a significant amount of beauty care sales), could impact sales of the Company's products, which could reduce the Company's net sales and which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The cosmetics, hair and beauty care products business is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes and packaging;

•	educating consumers and salon professionals about the benefits of the Company’s products;

•	anticipating and responding to changing consumer and salon professional demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products, relative to the product benefits provided;

•	maintaining favorable brand recognition;

•	generating competitive margins and inventory turns for the Company’s customers by providing relevant products and executing effective pricing, incentive and promotion programs;

•	ensuring product availability through effective planning and replenishment collaboration with the Company's customers;

•	providing strong and effective advertising, promotion, marketing and merchandising support;

•	maintaining an effective sales force and distribution network; and

•	obtaining and retaining sufficient display space, optimal in-store positioning and effective presentation of the Company’s products on-shelf.
An increase in or change in the current level of competition that the Company faces could have a material adverse effect on the Company's business, financial condition and/or results of operations.
In addition, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on advertising, promotions and marketing and have more flexibility than the Company to respond to changing business and economic conditions. The Company's products also compete with similar products sold through channels other than those in which it competes, including prestige and department stores, television shopping, door-to-door, specialty stores, the internet, perfumeries and other distribution outlets.
Additionally, the Company's major customers periodically assess the allocation of display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company's products, if, for example, the Company's marketing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base, fail to engender the desired consumption and/or fail to sustain productive levels of market share; and/or the rate of purchases by the Company's consumers are not as high as the Company anticipates. Within the Company’s Consumer segment, among the factors used by the Company’s major customers in assessing the allocation of display space is a brand’s share of the color cosmetics category in the U.S. mass retail channel. The Company’s color cosmetics brands have experienced, over time, year-over-year share declines in its color cosmetics brands in the U.S. mass retail channel and it is possible that the Company may continue to experience further share declines. Further declines in the Company’s share in the U.S. mass retail channel, including with respect to the Company’s Almay brand, could, among other things, contribute to a loss of display space and/or decreased revenues. Any significant loss of display space could have a material adverse effect on the Company's business, financial condition and/or results of operations.

The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency fluctuations, currency controls and/or government-mandated pricing controls, which could have a material adverse effect on the results of the Company's business, financial condition and/or results of operations and the value of its foreign assets.
As of December 31, 2013, the Company had operations based in 24 foreign countries and its products were sold in more than 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (including Japan), Australia, Eastern Europe, South America (including Venezuela and Argentina) and South Africa, which could have a material adverse effect on the Company's business, financial condition and/or results of operations. Such risks arise from laws and policies that govern foreign investment in countries where the Company has operations, hyperinflation, currency devaluation, currency controls, government-mandated pricing controls, currency remittance restrictions, changes in consumer purchasing habits (including as to shopping channels), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
These risks and limitations could affect the ability of the Company's foreign subsidiaries to obtain sufficient capital to conduct their operations in the ordinary course of business. These limitations and the difficulties that certain of the Company's foreign subsidiaries may experience on the free flow of funds to these foreign subsidiaries could restrict the Company's ability to respond timely to challenging market conditions or changes in operations, which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
Currency restrictions enacted by the Venezuelan government, which began in 2003, have impacted the ability of Revlon Venezuela to obtain U.S. Dollars in exchange for local currency at the official foreign exchange rates. Revlon Venezuela accounted for approximately 1% of the Company's net sales for the year ended December 31, 2013, and approximately 2% for each of the years ended December 31, 2012 and 2011.
Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP and as a result of the hyperinflationary designation and devaluation of the local currency in Venezuela, the Company's results of operations in 2010 were adversely impacted. As a result, during 2011 and 2012, the Company used alternative foreign currency markets with less favorable exchange rates to access U.S. Dollars for Revlon Venezuela, which adversely impacted the Company's results of operations.
On February 8, 2013, the Venezuelan government announced the devaluation of Bolivars relative to the U.S. Dollar, effective beginning February 13, 2013, changing the official rate to 6.30 Bolivars per U.S. Dollar (the “Official Rate”). The Venezuelan government also announced that the Sistema de Transacciones en Moneda Extranjera ("SITME") currency market, which the Company had been using through early February 2013, would be eliminated. During the second quarter of 2013, Revlon Venezuela received approval from the Venezuelan government to import certain products through Venezuela's foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”), subject to certain restrictions. The Company began importing certain products in the third quarter of 2013 utilizing the CADIVI market at the Official Rate. The Company imported approximately $2 million of products using the CADIVI market in 2013. In addition, a new foreign currency exchange system, Sistema Complementario de Administración de Divisas (“SICAD”), was developed in Venezuela during 2013. The Company received approval to import certain products utilizing the SICAD market, however, the Company did not import any products through the SICAD market in 2013.
In January 2014, the Venezuela government announced that CADIVI will be eliminated and be replaced by the National Center of Foreign Trade ("NCFT"), and indicated that the SICAD market will continue to be offered as an alternative exchange. Although it is unclear at this time when the changes announced in January 2014 will take effect, the Company will attempt to continue participating in exchanging Bolivars for U.S. Dollars to the extent permitted through the CADIVI, SICAD and/or NCFT markets to the extent reasonable for its business in the future. If the rate of exchange in any new currency market is higher than the Official Rate, it may have a negative impact on the Company’s results of operations going forward.
Volume restrictions on the conversion of the Bolivar to the U.S. Dollar limits Revlon Venezuela’s purchasing activity. Due to the current political and economic environment in Venezuela, there is also a risk that there could be a foreign currency devaluation which could cause the Company's cash and cash equivalents to decrease, and which could adversely impact the Company’s financial condition and results of operations. At December 31, 2013, the impact to the Company of a 100% devaluation in the official exchange rate (to approximately 12.6 Bolivars per U.S. Dollar) would be a one-time foreign currency loss of approximately $0.5 million to reflect the re-measurement of Revlon Venezuela's balance sheet. Going forward, additional governmental restrictions, including further currency devaluations or continued worsening of import authorization controls, foreign exchange price controls or labor unrest in Venezuela, could have further adverse impacts on the Company’s business and results of operations.
Additionally, while the Company is in the process of exiting its business operations in China, transfers of funds to the Company's subsidiary in China, either as a shareholder loan or as an increase in registered capital, are subject to registration with or approval by China’s governmental authorities, including the State Administration of Foreign Exchange, or SAFE, or the relevant examination and approval authority. Also, Company loans to finance its China subsidiary cannot exceed certain statutory limits.

The Company's net sales outside of the U.S. for the years ended December 31, 2013, 2012 and 2011 were approximately 44%, 43% and 44% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect the Company's results of operations and the value of the Company's foreign assets in 2013 and 2014, respectively, which in turn may adversely affect the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2013, the notional amount of Products Corporation's foreign currency forward exchange contracts was $52.9 million. The foreign currency forward exchange contracts that Products Corporation enters into may not adequately protect against foreign currency fluctuations.
Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, financial condition and/or results of operations.
On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as terrorist attacks such as those that have occurred in Benghazi, Libya, Madrid, Spain and London, England, attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest as recently occurring in the Ukraine and Venezuela, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The Company's products are subject to federal, state and international regulations that could adversely affect the Company's business, financial condition and/or results of operations.
The Company is subject to regulation by the Federal Trade Commission (the “FTC”) and the Food and Drug Administration (the “FDA”), in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union, or the EU, Canada and other countries in which the Company operates. The Company's Oxford, North Carolina and Jacksonville, Florida manufacturing facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirant deodorants in the case of the Oxford, North Carolina facility and anti-dandruff hair-care products in the case of the Jacksonville, Florida facility. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The failure of the Company's information technology systems and/or difficulties or delays in implementing new information technology systems could disrupt the Company's business operations which could have a material adverse effect on the Company's business, financial condition and/or results of operations.
The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. The failure of the Company's information technology systems, including any failure of the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, to perform as the Company anticipates could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause the Company's business and results of operations to suffer. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company's business, financial condition and/or results of operations.
We are in the process of developing a plan to implement a company-wide SAP enterprise resource planning (“ERP”) system. Our anticipated SAP ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. The system implementation subjects us to substantial costs, the majority of which are capital expenditures, and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

•	inability to fill customer orders accurately or on a timely basis, or at all;

•	inability to process payments to vendors accurately or in a timely manner;

•	disruption of our internal control structure;

•	inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner;

•	increased demands on management and staff time to the detriment of other corporate initiatives; and

•	significant capital and operating expenditures.
If we are unable to successfully plan, design or implement this new SAP ERP system, in whole or in part, or experience unanticipated difficulties or delays in doing so, it could have a material adverse effect on our business, financial condition and/or results of operations.
Shares of Revlon, Inc. Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon, Inc.'s and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under the Amended Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement and could have other consequences.
All of Products Corporation's shares of common stock are pledged to secure Revlon, Inc.’s guarantee under the Amended Credit Agreements. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon, Inc.’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon, Inc. and shares of common stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes may from time to time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon, Inc.'s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes.
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon, Inc.’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon, Inc. and MacAndrews & Forbes which are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under the Amended Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement. A change of control constitutes an event of default under the Amended Credit Agreements which would permit Products Corporation's lenders to accelerate amounts outstanding under such facilities. In addition, holders of the 5¾% Senior Notes may require Products Corporation to repurchase their respective 5¾% Senior Notes under those circumstances. Upon a change of control, Products Corporation would also be required, after fulfilling its repayment obligations under the 5¾% Senior Notes Indenture, to repay in full the Amended and Restated Senior Subordinated Term Loan.
Products Corporation may not have sufficient funds at the time of any such change of control to repay in full the borrowings under the Amended Credit Facilities or to repurchase or redeem the 5¾% Senior Notes and/or repay the Non-Contributed Loan. (See “- The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the Amended Credit Agreements which could have a material adverse effect on the Company's business, financial condition and/or results of operations.”)
MacAndrews & Forbes has the power to direct and control the Company's business.
MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. After giving effect to Revlon, Inc.’s mandatory redemption of its Series A Preferred Stock on October 8, 2013, as well as to MacAndrews & Forbes’ voluntary conversion on October 4, 2013 of all of its 3,125,000 shares of Revlon Class B Common Stock, which had 10 votes per share, on a one-for-one basis into 3,125,000 shares of Revlon Class A Common Stock, Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 78% of Revlon’s outstanding Class A Common Stock on December 31, 2013. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon, Inc. and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon, Inc.) and controls the vote on all matters submitted to a vote of Revlon, Inc.’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, all or substantially all of the Company's assets, issuances of capital stock and similar transactions.

The Company may not be able to integrate Colomer into the Company’s ongoing business operations, which may result in the Company’s inability to fully realize the intended benefits of the Colomer Acquisition, or may disrupt the Company's current operations, which could have a material adverse effect on the Company’s business, financial position and/or results of operations.
The Company plans to integrate the operations of Colomer into the Company’s business and expects to achieve approximately $30 million to $35 million of annualized cost reductions by the end of 2015, at a cost of approximately $45 million to $50 million in the aggregate over 2013 through 2015. The process of integrating Colomer into the Company's business involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt the Company's ongoing core business operations and involves a number of integration risks, including, but not limited to:

•	difficulties or complications in combining the companies' operations;

•	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

•	the diversion of management's attention from the Company's ongoing core business operations;

•
difficulties or delays in consolidating Colomer’s information technology platforms, including implementing systems designed to continue to ensure that the Company maintains effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

•	possible disruptions that could result from efforts to consolidate the combined Company’s manufacturing facilities or changes in the combined Company’s supply chain, including work stoppages;

•	unanticipated costs and other assumed contingent liabilities; and/or

•	possible tax costs or inefficiencies associated with integrating the operations of the combined company.
These factors could cause the Company to not fully realize the anticipated financial and/or strategic benefits of the Colomer Acquisition, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2.  Properties
The following table sets forth, as of December 31, 2013, the Company's major manufacturing, research and warehouse/distribution facilities, all of which are owned, except where otherwise noted.

Location	Segment	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Consumer	Manufacturing, warehousing, distribution and office (a)	1,012,000
Jacksonville, Florida	Professional	Manufacturing, warehousing, distribution and office	725,000
Tarragona, Spain	Professional	Manufacturing, warehousing, distribution and office	300,000
Mississauga, Canada	Consumer	Warehousing, distribution and office (leased)	195,000
Queretaro, Mexico	Professional	Manufacturing, warehousing, distribution and office	128,000
Canberra, Australia	Consumer	Warehousing and distribution	125,000
Edison, New Jersey	Consumer	Research and office (leased)	123,000
Rietfontein, South Africa	Consumer	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Consumer	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Consumer	Warehousing and distribution (leased)	92,000
Bologna, Italy	Professional	Manufacturing, warehousing, distribution and office	80,000

(a)	Property subject to liens under the Amended Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease for the Company's executive offices in New York, New York (approximately 76,500 square feet as of December 31, 2013) and in Cornella, Spain (approximately 107,000 square feet as of December 31, 2013). In February 2014, the Company entered into a new lease for the Company's executive offices in New York, New York (approximately 91,000 square feet), which the Company expects to move into in the second half of 2014. Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.
The Company also owns a facility in Venezuela that was destroyed by a fire in June 2011. (See Note 1, “Description of Business and Summary of Significant Accounting Policies - Other Events - Fire at Revlon Venezuela Facility,” to the Consolidated Financial Statements in this Form 10-K, for further discussion.)

Item 3. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. (See Note 20, "Commitments and Contingencies" to the Consolidated Financial Statements in this Form 10-K, for further discussion.)

Item 4. Mine and Safety Disclosures. Not applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2013 beneficially owned 40,669,640 shares of Revlon, Inc.’s Class A Common Stock, with a par value of $0.01 per share (the “Class A Common Stock”) (28,389,938 shares of which were beneficially owned by MacAndrews & Forbes, 7,718,092 shares of which were owned by a holding company, RCH Holdings One Inc. (of which each of Mr. Perelman and The Ronald O. Perelman 2008 Trust owns 50% of the shares), and 4,561,610 shares of which were beneficially owned by a family member of Mr. Perelman with respect to which shares MacAndrews & Forbes holds a voting proxy).
In October 2013, MacAndrews & Forbes exercised its right under Revlon, Inc.'s Restated Certificate of Incorporation to voluntarily convert all of the 3,125,000 shares of Revlon, Inc.'s Class B Common Stock, with a par value of $0.01 per share (the “Class B Common Stock”), previously held in the name of REV Holdings LLC, on a one-for-one basis into 3,125,000 shares of Revlon, Inc. Class A Common Stock. The shares of Revlon, Inc.'s Class A Common Stock issued in such conversion were not registered under the Securities Act of 1933, as amended (the "Securities Act"). As MacAndrews & Forbes is an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act, such shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. Appropriate restrictive legends were affixed to the certificate representing the shares of Class A Common Stock issued to REV Holdings LLC in such conversion. Revlon, Inc. did not receive any proceeds in connection with such conversion.
In October 2009, Revlon, Inc. issued to stockholders who participated in the 2009 Exchange Offer 9,336,905 shares of Series A Preferred Stock, with a par value of $0.01 per share. On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Series A Preferred Stock in accordance with such preferred stock's certificate of designation and paid such holders $48.6 million, which represented the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Series A Preferred Stock.
As a result of the above-referenced conversion and redemption transactions, Revlon, Inc.’s only class of capital stock outstanding at December 31, 2013 is its Class A Common Stock.
At December 31, 2013, Mr. Perelman, directly and indirectly, through MacAndrews & Forbes, beneficially owned approximately 78% of the issued and outstanding shares of Revlon, Inc.'s Class A Common Stock, which, following the above-referenced conversion of all of the Class B Common Stock and the redemption of all of the Series A Preferred Stock, represented approximately 78% of the voting power of Revlon, Inc.’s voting capital stock. The remaining 11,687,158 shares of Class A Common Stock issued and outstanding at December 31, 2013 were owned by the public.
Revlon, Inc.'s Class A Common Stock is listed and traded on the New York Stock Exchange (the "NYSE"). As of December 31, 2013, there were 404 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2013 by Revlon, Inc. on its Common Stock. The terms of the Amended Credit Agreements, the 5¾% Senior Notes Indenture and the Amended and Restated Senior Subordinated Term Loan Agreement currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, Inc., except in limited circumstances.
The table below shows the high and low quarterly closing stock prices of Revlon, Inc.'s Class A Common Stock on the NYSE consolidated tape for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$23.34	$22.62	$28.00	$29.12
Low	14.96	18.24	22.38	23.32

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$17.83	$17.79	$15.45	$15.88
Low	14.18	13.55	12.81	13.93

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Item 6. Selected Financial Data
The Consolidated Statements of Operations Data for each of the years in the five-year period ended December 31, 2013 and the Consolidated Balance Sheet Data as of December 31, 2013, 2012, 2011, 2010 and 2009 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The results of the operations related to the recent Colomer Acquisition are included beginning on October 9, 2013. The results of the operations related to the Pure Ice and SinfulColors acquisitions are included beginning on July 2, 2012 and March 17, 2011, respectively. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	(in millions, except per share amounts)
Statement of Operations Data:	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
Net sales	$1,494.7	$1,396.4	$1,347.5	$1,295.8	$1,272.5
Gross profit	949.6	902.6	866.3	848.5	805.3
Selling, general and administrative expenses	731.7	682.6	660.2	650.0	614.7
Acquisition and integration costs	25.4	—	—	—	—
Restructuring charges and other, net	3.5	20.5	—	(0.3)	21.2
Operating income	189.0	199.5	206.1	198.8	169.4
Interest expense	73.8	79.1	84.9	90.5	91.5
Interest expense - preferred stock dividend	5.0	6.5	6.4	6.4	1.5
Amortization of debt issuance costs	5.2	5.3	5.3	5.9	5.8
Loss on early extinguishment of debt, net	29.7	—	11.2	9.7	5.8
Foreign currency losses, net	3.7	2.8	4.7	6.4	8.9
Provision for (benefit from) income taxes	46.0	43.7	36.8	(247.2)	8.3
Income from continuing operations, net of taxes	24.6	61.2	55.2	325.9	47.1
(Loss) income from discontinued operations, net of taxes	(30.4)	(10.1)	(1.8)	1.4	1.7
Net (loss) income	(5.8)	51.1	53.4	327.3	48.8

Basic (loss) income per common share:
Continuing operations	0.47	1.17	1.06	6.28	0.91
Discontinued operations	(0.58)	(0.19)	(0.04)	0.03	0.04
Net (loss) income	$(0.11)	$0.98	$1.02	$6.31	$0.95

Diluted (loss) income per common share:
Continuing operations	0.47	1.17	1.06	6.23	0.91
Discontinued operations	(0.58)	(0.19)	(0.04)	0.03	0.03
Net (loss) income	$(0.11)	$0.98	$1.02	$6.26	$0.94

Weighted average number of common shares outstanding (in millions)(f):
Basic	52.4	52.3	52.2	51.9	51.6
Diluted	52.4	52.4	52.3	52.3	51.7

	Year Ended December 31,
	(in millions, except per share amounts)
Balance Sheet Data:	2013(a)	2012(b)	2011(c)	2010(d)	2009(e)
Total current assets	$799.1	$541.2	$518.7	$476.1	$403.6
Total non-current assets	1,324.8	695.4	638.4	610.6	390.6
Total assets	$2,123.9	$1,236.6	$1,157.1	$1,086.7	$794.2

Total current liabilities(g)	$552.7	$453.1	$335.4	$318.5	$309.3
Redeemable preferred stock(g)	—	—	48.4	48.1	48.0
Total other non-current liabilities	2,167.7	1,432.8	1,466.2	1,416.5	1,470.5
Total liabilities	$2,720.4	$1,885.9	$1,850.0	$1,783.1	$1,827.8

Total indebtedness	$1,935.6	$1,220.7	$1,227.7	$1,219.1	$1,248.1
Total stockholders' deficiency	(596.5)	(649.3)	(692.9)	(696.4)	(1,033.6)

(a)
Results for 2013 include: (1) a $29.7 million aggregate loss on the early extinguishment of debt primarily in connection with the 2013 Senior Notes Refinancing; (2) a $26.4 million gain from insurance proceeds due to the settlement of the Company's claims for business interruption and property losses as a result of the June 2011 fire at the Company's facility in Venezuela; (3) $25.4 million of acquisition and integration costs related to the Colomer Acquisition; and (4) $21.4 million in restructuring and related charges related to the December 2013 Program (as hereinafter defined), of which $20.0 million relates to the Company's exit of its business operations in China and is reflected in loss from discontinued operations, net of taxes for the year ended December 31, 2013. (See Note 3, “Restructuring Charges” and Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K.)

(b)
Results for 2012 include: (1) $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program (See Note 3, “Restructuring Charges” of the Consolidated Financial Statements in this Form 10-K); and (2) an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012, as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes; and (3) an $8.9 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer (see Note 20, "Commitments and Contingencies," to the Consolidated Financial Statements in this Form 10-K).

(c)
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

(d)
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

(e)
Results for 2009 include: (1) a $20.8 million charge related to the worldwide organizational restructuring announced in May 2009 (the “May 2009 Program”), which involved consolidating certain functions; reducing layers of management, where appropriate, to increase accountability and effectiveness; streamlining support functions to reflect the new organizational structure; and further consolidating the Company’s office facilities in New Jersey; and (2) a $5.8 million net loss on early extinguishment of debt in 2009 primarily due to a $13.5 million loss resulting from applicable redemption and tender premiums and the net write-off of unamortized debt discounts and deferred financing fees in connection with the complete refinancing of Products Corporation's 9½% Senior Notes in November 2009, partially offset by a $7.7 million gain on repurchases of an aggregate principal amount of $49.5 million of the 9½% Senior Notes prior to their complete refinancing in November 2009 at an aggregate purchase price of $41.0 million, which is net of the write-off of the ratable portion of unamortized debt discounts and deferred financing fees resulting from such repurchases.

(f)	Represents the weighted average number of common shares outstanding for each of the respective periods.

(g)	Total current liabilities in 2012 included $48.4 million related to the carrying amount of the Company’s Preferred Stock, which matured on October 8, 2013.

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

•	Overview;

•	Operating Segments;

•	Results of Operations;

•	Financial Condition, Liquidity and Capital Resources;

•	Disclosures about Contractual Obligations and Commercial Commitments;

•	Off-Balance Sheet Transactions (there are none);

•	Discussion of Critical Accounting Policies;

•	Recent Accounting Pronouncements; and

•	Inflation.
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
The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently. The Company operates in two segments, Consumer and Professional, and manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products.
For additional information regarding our business, see "Part 1, Item 1 - Business" in this Form 10-K.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, effective December 31, 2013, the Company is reporting the results of its China operations within loss from discontinued operations, net of taxes in the Company's Consolidated Statements of Income and Comprehensive Income. Accordingly, prior year amounts have been restated to conform to this presentation. Unless otherwise stated, financial results discussed within "Overview" and "Results of Operations" refer to continuing operations. See Note 4, "Discontinued Operations" for further discussion.
Overview of Net Sales and Earnings Results
Consolidated net sales in 2013 were $1,494.7 million, an increase of $98.3 million, or 7.0%, compared to $1,396.4 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations of $36.2 million, consolidated net sales increased $134.5 million, or 9.6%, in 2013, primarily driven by the inclusion of $116.8 million of net sales as a result of the Colomer Acquisition on October 9, 2013.
Consolidated income from continuing operations, net of taxes, in 2013 was $24.6 million, compared to $61.2 million in 2012. The decrease in consolidated income from continuing operations, net of taxes, in 2013, compared to 2012, was primarily due to:

•
$49.1 million of higher selling general and administrative ("SG&A") expenses primarily driven by the inclusion of the SG&A expenses in the Professional segment as a result of the Colomer Acquisition, commencing on the Acquisition Date (as hereinafter defined), partially offset by a net favorable impact related to the settlement of the insurance claims and other related costs as a result of the June 2011 fire at the Company's Venezuela facility;

•	a $29.7 million aggregate loss on the early extinguishment of debt recognized in 2013 primarily due to the 2013 Senior Notes Refinancing; and

•	$25.4 million of acquisition and integration costs related to the Colomer Acquisition in October 2013;

with the foregoing partially offset by:

•	$47.0 million of higher gross profit due to a $98.3 million increase in consolidated net sales, partially offset by a $51.3 million increase in cost of sales in 2013; and

•	$17.0 million of lower restructuring charges related to continuing operations incurred in 2013, as compared to 2012.
These items are discussed in more detail within "Results of Operations" below.

2013 Events
December 2013 Program
In December 2013, the Company announced restructuring actions that include exiting its operations in China, as well as implementing other immaterial restructuring actions outside the U.S that are expected to generate other operating efficiencies (the "December 2013 Program"). Certain of these restructuring actions are subject to consultations with employees, works councils or unions and governmental authorities and will result in the Company eliminating approximately 1,100 positions in 2014, primarily in China, which includes eliminating approximately 940 beauty advisors retained indirectly through a third-party agency. During 2013, the Company recorded charges totaling $21.4 million, of which (a) $20.0 million relates to the Company's exit of its business operations in China and is recorded in loss from discontinued operations, net of taxes; (b) $0.8 million is recorded in restructuring charges and other, net; (c) $0.3 million is recorded as a reduction to net sales; (d) $0.1 million is recorded in cost of goods sold; and (e) $0.2 million is recorded in SG&A expenses.
The Company expects to recognize approximately $1 million of additional charges in 2014 for a total of approximately $22 million in charges related to the December 2013 Program. The Company expects to pay cash of approximately $20 million related to the December 2013 Program, of which $0.1 million was paid in 2013 and the remainder is expected to be paid in 2014.
As a result of the December 2013 Program, the Company expects approximately $8 million of cost reductions to benefit 2014 and annualized cost reductions thereafter are expected to be approximately $11 million.
See Note 3, "Restructuring Charges" and Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K.
Colomer Acquisition and Integration Program
On October 9, 2013 (the "Acquisition Date"), Products Corporation completed the Colomer Acquisition, consisting of its acquisition of The Colomer Group Participations, S.L. ("Colomer"), a Spanish company which primarily manufactures, markets and sells professional products in the professional channel to salons and distributors in the U.S. and internationally under brands such as Revlon Professional in hair color, hair care and hair treatments; CND in nail polishes and enhancements, including CND Shellac and CND Vinylux nail polishes; and American Crew men’s grooming products, pursuant to a share purchase agreement which Products Corporation entered into on August 3, 2013. The cash purchase price for the Colomer Acquisition was $664.5 million, which Products Corporation financed with proceeds from the Acquisition Term Loan under the Amended Term Loan Facility. The Company has accounted for the Colomer Acquisition as a business combination in the fourth quarter of 2013 and Colomer's results of operations are included in the Company's Consolidated Financial Statements commencing on the Acquisition Date.
In January 2014, the Company announced that it was implementing the Integration Program, which includes actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses. The Company expects to recognize total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $45 million to $50 million in the aggregate over 2013 through 2015, and to achieve annualized cost reductions of approximately $30 million to $35 million by the end of 2015. Approximately $10 million to $15 million of these cost reductions are expected to benefit 2014 results.
For further discussion of the Colomer Acquisition and the Integration Program, see Note 2, "Business Combinations" and Note 24, "Subsequent Events - Integration Program" to the Consolidated Financial Statements in this Form 10-K.
Mandatory Redemption of Series A Preferred Stock
In October 2009, Revlon, Inc. consummated the 2009 Exchange Offer (as defined below) in which each issued and outstanding share of Revlon, Inc.'s Class A Common Stock was exchangeable on a one-for-one basis for a share of Revlon, Inc. Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"). In this voluntary exchange offer transaction (the “2009 Exchange Offer"), Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock in exchange for the same number of shares of Class A Common Stock exchanged by such stockholders in the 2009 Exchange

Offer. On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Preferred Stock pursuant to such preferred stock's certificate of designation for $48.6 million, which represented the $5.21 liquidation preference for each of the previously-outstanding 9,336,905 shares of Preferred Stock.
2013 Debt Transactions
During 2013, Products Corporation completed several debt transactions in connection with the issuance of its 5¾% Senior Notes and Amended Credit Agreements. See "Part 1, Item 1 - Business" in this Form 10-K for a summary of these debt transactions and “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion of these debt transactions.
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
In June 2013, the Company settled its business interruption and property insurance claim in the amount of $32.0 million. The Company received $2.9 million of insurance proceeds in 2012 and $15.0 million of insurance proceeds in 2011 for its business interruption and property claim, and the remaining $14.1 million was received in July 2013. The Company previously recognized $13.9 million as income from insurance recoveries in 2011 and 2012. As a result of the final settlement of this business interruption and property claim, the Company recognized a gain from insurance proceeds of $18.1 million in the second quarter of 2013.
For further discussion, see Note 1, “Description of Business and Summary of Significant Accounting Policies – Other Events – Fire at Revlon Venezuela Facility,” to the Consolidated Financial Statements in this Form 10-K.
Operating Segments
Commencing on the Colomer Acquisition Date, the Company began operating in two segments, the Consumer segment and the Professional segment:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include the mass retail channel in the U.S. and internationally, consisting of large mass volume retailers and chain drug and food stores in the U.S., as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S.

•
The Professional segment is comprised of the brands which the Company recently acquired in the Colomer Acquisition, which primarily include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products; all of which are sold worldwide in the professional salon channel. The Professional segment also includes a skincare line sold in the mass retail channel, primarily in Spain, and a multi-cultural hair care line sold in the mass retail channel and in professional salons, primarily in the U.S. The Company’s principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally.

Results of Operations
In the tables, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Consolidated net sales in 2013 were $1,494.7 million, an increase of $98.3 million, or 7.0%, compared to $1,396.4 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations of $36.2 million, consolidated net sales increased $134.5 million, or 9.6%, in 2013, primarily driven by the inclusion of the net sales in the Professional segment as a result of the Colomer Acquisition, commencing on the Acquisition Date. See "Net Sales by Segment" below for further discussion.
Consolidated net sales in 2012, which consist of net sales only in the Consumer segment, were $1,396.4 million, an increase of $48.9 million, or 3.6%, compared to $1,347.5 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations of $21.9 million, consolidated net sales increased by $70.8 million, or 5.3% in 2012, compared to 2011, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics beginning on its acquisition date in July 2012. These increases were partially offset by lower net sales of fragrances and other beauty care products.
Net Sales by Segment:
The following table is a comparative summary of the Company's net sales by operating segment for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Consumer	$1,377.9	$1,396.4	$1,347.5	$(18.5)	$48.9
Professional	116.8	—	—	116.8	—
Total Net Sales	$1,494.7	$1,396.4	$1,347.5	$98.3	$48.9

Consumer Segment Net Sales
Total Consumer net sales in 2013 were $1,377.9 million, a decrease of $18.5 million, or 1.3%, compared to $1,396.4 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations of $36.2 million, total Consumer net sales increased $17.7 million, or 1.3%, in 2013, compared to 2012, primarily driven by higher net sales of Revlon color cosmetics, SinfulColors color cosmetics, Revlon beauty tools and Revlon ColorSilk hair color, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012. The increases in net sales were partially offset by lower net sales of Almay color cosmetics. Consumer net sales in 2013 were unfavorably impacted by business conditions in Venezuela, see "Latin America and Canada" below for further discussion.
For a discussion of total Consumer net sales in 2012 compared to 2011, see "Consolidated Net Sales" above.

	Year Ended December 31,		Change		XFX Change (a)
	2013	2012	$	%	$	%
United States	$800.4	$799.8	$0.6	0.1%	$0.6	0.1%
Asia Pacific	204.5	209.2	(4.7)	(2.2)%	9.1	4.3%
Europe, Middle East and Africa	180.2	184.4	(4.2)	(2.3)%	9.6	5.2%
Latin America and Canada	192.8	203.0	(10.2)	(5.0)%	(1.6)	(0.8)%
Total Net Sales	$1,377.9	$1,396.4	$(18.5)	(1.3)%	$17.7	1.3%

	Year Ended December 31,		Change		XFX Change (a)
	2012	2011	$	%	$	%
United States	$799.8	$757.4	$42.4	5.6%	$42.4	5.6%
Asia Pacific	209.2	199.5	9.7	4.9%	9.3	4.7%
Europe, Middle East and Africa	184.4	208.7	(24.3)	(11.6)%	(8.9)	(4.3)%
Latin America and Canada	203.0	181.9	21.1	11.6%	28.0	15.4%
Total Net Sales	$1,396.4	$1,347.5	$48.9	3.6%	$70.8	5.3%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
In the U.S., Consumer net sales in 2013 were essentially unchanged when compared to 2012, primarily driven by higher net sales of SinfulColors color cosmetics, Revlon beauty tools and Revlon ColorSilk hair color, as well as the inclusion of the net sales of Pure Ice color cosmetics which began upon its acquisition in July 2012, almost fully offset by lower net sales of Almay color cosmetics.
In the U.S., Consumer net sales in 2012 increased 5.6% to $799.8 million, compared to $757.4 million in 2011, primarily driven by the higher net sales of Revlon color cosmetics and SinfulColors color cosmetics, as well as the inclusion of the net sales of Pure Ice color cosmetics beginning upon its acquisition in July 2012, partially offset by lower net sales of Almay color cosmetics. Excluding the results of the recently acquired Pure Ice color cosmetics, Consumer net sales in the U.S. increased in 2012.
Asia Pacific
In Asia Pacific, Consumer net sales in 2013 decreased 2.2% to $204.5 million, compared to $209.2 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations, Consumer net sales increased $9.1 million, or 4.3%, primarily driven by higher net sales of Revlon color cosmetics and SinfulColors color cosmetics, partially offset by lower net sales of other beauty care products. From a country perspective, Consumer net sales increased in Japan and Australia (which together contributed 6.0 percentage points to the increase in the region’s net sales in 2013, as compared to 2012), partially offset by a decrease in Consumer net sales in Hong Kong (which offset by 1.8 percentage points the increase in the region’s net sales in 2013, as compared to 2012).
In Asia Pacific, Consumer net sales in 2012 increased 4.9% to $209.2 million, compared to $199.5 million in 2011. Excluding the favorable impact of foreign currency fluctuations, Consumer net sales increased $9.3 million, or 4.7%, in 2012, primarily driven by higher net sales of Revlon color cosmetics. From a country perspective, Consumer net sales increased in Japan and certain distributor territories (which together contributed 4.8 percentage points to the increase in the region’s net sales in 2012, as compared to 2011).
Europe, Middle East and Africa
In Europe, the Middle East and Africa, Consumer net sales in 2013 decreased 2.3% to $180.2 million, compared to $184.4 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations, Consumer net sales increased $9.6 million, or 5.2%, primarily driven by higher net sales of Revlon color cosmetics, fragrances and SinfulColors color cosmetics. From a country perspective, Consumer net sales increased throughout most of the region (together contributing 6.4 percentage points to the increase in the region’s net sales in 2013, as compared to 2012), with the exception of a decrease in the Consumer net sales in France (which offset by 1.2 percentage points the increase in the region’s net sales in 2013, as compared to 2012).
In Europe, the Middle East and Africa, Consumer net sales in 2012 decreased 11.6% to $184.4 million, compared to $208.7 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations, Consumer net sales decreased $8.9 million, or 4.3%, in 2012, primarily driven by lower net sales of fragrances and a higher returns accrual of $1.6 million recorded in 2012 related to the September 2012 Program. From a country perspective, Consumer net sales decreased in Italy, France and certain distributor territories (which together contributed 5.9 percentage points to the decrease in the region’s net sales in 2012, as compared to 2011), partially offset by an increase in Consumer net sales in South Africa (which offset by 1.2 percentage points the decrease in the region’s net sales in 2012, as compared to 2011). The decrease in the Consumer net sales in France and Italy was partially driven by the $1.6 million higher returns accrual noted above.
Latin America and Canada
In Latin America and Canada, Consumer net sales in the 2013 decreased 5.0% to $192.8 million, compared to $203.0 million in 2012. Excluding the unfavorable impact of foreign currency fluctuations, Consumer net sales decreased $1.6 million, or 0.8%, primarily driven by decreased Consumer net sales in Venezuela as a result of the negative impact of the business conditions, including currency restrictions, in the country (which contributed $12.7 million, or 6.2 percentage points, to the decrease in the region’s net sales in 2013, as compared to 2012), partially offset by an increase in Consumer net sales in Argentina (which offset by 4.0 percentage points the decrease in the region’s net sales in 2013, as compared to 2012). Consumer net sales in Argentina benefited from higher selling prices resulting from market conditions and inflation in that country. From a brand perspective, including the results of Venezuela, the decrease in net sales was primarily driven by lower net sales of Almay color cosmetics, partially offset by higher net sales of other beauty care products.
In Latin America and Canada, Consumer net sales in 2012 increased 11.6% to $203.0 million, compared to $181.9 million in 2011. Excluding the unfavorable impact of foreign currency fluctuations, Consumer net sales increased $28.0 million, or 15.4%, in 2012, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Almay color cosmetics. From a country perspective, Consumer net sales increased throughout the region. Venezuela’s increase in Consumer net sales in 2012 was partially driven by the loss of sales during June through December 2011 as a result of the June 2011 fire which destroyed Revlon Venezuela’s facility. Consumer net sales in Argentina and Venezuela also benefited from higher selling prices given market conditions and inflation in those countries, which accounted for approximately one-third of the $28.0 million increase in the region’s 2012 net sales.
Professional Segment Net Sales
Commencing on the Colomer Acquisition Date, the Company began operating in two segments, Consumer and Professional, as a result of the Colomer Acquisition. The Professional segment is comprised of the operations acquired by the Company in the Colomer Acquisition. Therefore, an analysis of net sales for the Professional segment in 2013 compared to 2012, or in 2012 compared to 2011, is not included in this Form 10-K as there are no comparable prior years' net sales for the Professional segment. Professional net sales were $116.8 million for 2013, which primarily include the worldwide net sales of CND products, including

CND Shellac, primarily in the U.S.; sales of Revlon Professional products primarily in Spain; sales of American Crew products primarily in the U.S.; and sales of other professional and retail brands. The Company is still evaluating how the Professional segment will be reviewed and reported from a geographic standpoint, and therefore, is not reporting net sales for the Professional segment by region.

Segment Profit:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, including the impact of: (i) restructuring and related charges; (ii) shareholder litigation; (iii) insurance proceeds related to the 2011 fire that destroyed the Company's facility in Venezuela; (iv) clean-up costs associated with the Venezuela fire; (v) acquisition and integration costs; and (vi) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition. Unallocated corporate expenses primarily relate to general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any inter-segment sales.
For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 23, "Segment Data and Related Information" to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Segment Profit:
Consumer	$347.1	$363.1	$323.4	$(16.0)	$39.7
Professional	5.2	—	—	5.2	—
Total	$352.3	$363.1	$323.4	$(10.8)	$39.7
Consumer Segment
Consumer segment profit in 2013 decreased $16.0 million or 4.4%, compared to $363.1 million in 2012, primarily driven by unfavorable foreign currency fluctuations of $15.1 million.
Consumer segment profit in 2012 increased $39.7 million or 12.3%, compared to $323.4 million in 2012, primarily driven by a $36.3 million increase in gross profit in 2012, as discussed below.
Professional Segment
Professional segment profit in 2013 is comprised of the operating results as a result of the Colomer Acquisition commencing on the Acquisition Date.

Gross profit:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross profit	$949.6	$902.6	$866.3	$47.0	$36.3
Percentage of net sales	63.5%	64.6%	64.3%	(1.1)%	0.3%
Gross profit increased $47.0 million in 2013, compared to 2012. As a percentage of net sales, gross profit decreased 1.1 percentage points in 2013, compared to 2012. The drivers of gross profit in 2013, compared to 2012 primarily included:

•	the inclusion of gross profit from the October 2013 Colomer Acquisition, which increased gross profit by $70.7 million and reduced gross profit as a percentage of net sales by 0.3 percentage points;

•	favorable volume, which increased gross profit by $22.6 million, with no impact on gross profit as a percentage of net sales; and

•
lower manufacturing and freight costs, as a result of supply chain cost reduction initiatives and restructuring savings, which increased gross profit by $5.7 million and increased gross profit as a percentage of net sales by 0.4 percentage points;

with the foregoing partially offset by:

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Colomer Acquisition, which reduced gross profit by $8.5 million and reduced gross profit as a percentage of net sales by 0.6 percentage points;

•	unfavorable foreign currency fluctuations, which reduced gross profit by $28.5 million and reduced gross profit as a percentage of net sales by 0.4 percentage points; and

•	higher sales returns and markdowns, which reduced gross profit by $13.8 million and reduced gross profit as a percentage of net sales by 0.4 percentage points.
Gross profit increased $36.3 million in 2012, compared to 2011. As a percentage of net sales, gross profit decreased 0.3 percentage points in 2012, compared to 2011. The drivers of gross profit in 2012, compared to 2011 primarily included:

•	favorable volume, which increased gross profit by $28.8 million, with no impact on gross profit as a percentage of net sales;

•	lower allowances which increased gross profit by $19.7 million and increased gross profit as a percentage of net sales by 0.4 percentage points; and

•
lower manufacturing costs, including materials and freight costs, as a result of supply chain cost reduction initiatives, which increased gross profit by $8.5 million and increased gross profit as a percentage of net sales by 0.6 percentage points;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $13.7 million, with no impact on gross profit as a percentage of net sales;

•	the impact of product mix, which reduced gross profit by $5.1 million and reduced gross profit as a percentage of net sales by 0.4 percentage points;

•	higher costs related to inventory obsolescence, which reduced gross profit by $4.1 million and reduced gross profit as a percentage of net sales by 0.3 percentage points; and

•
restructuring related charges recognized in connection with the September 2012 Program, which reduced gross profit by $2.8 million and reduced gross profit as a percentage of net sales by 0.2 percentage points.

SG&A expenses:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
SG&A expenses	$731.7	$682.6	$660.2	$(49.1)	$(22.4)
SG&A expenses increased $49.1 million in 2013, as compared to 2012, primarily driven by:

•
the inclusion of SG&A expenses in the Professional segment as a result of the Colomer Acquisition, commencing on the Acquisition Date, which contributed $74.8 million to the increase in SG&A expenses; and

•	$5.1 million of increased permanent display amortization costs;
with the foregoing partially offset by:

•	a net decrease of $16.0 million related to the fire that destroyed the Company's facility in Venezuela in June 2011, comprised of:

◦
a $26.4 million gain from insurance proceeds recognized in 2013 as a result of the settlement of the Company’s insurance claims for the loss of inventory, business interruption losses and property losses;

◦
partially offset by: (i) an accrual of $7.6 million for estimated clean-up costs related to the destroyed facility in Venezuela, which was recognized in 2013; and (ii) $2.8 million of income from insurance proceeds recognized in 2012 related to business interruption losses incurred.

See Note 1, “Description of Business and Summary of Significant Accounting Policies – Other Events – Fire at Revlon Venezuela Facility,” to the Consolidated Financial Statements in this Form 10-K;

•	$14.4 million of favorable impact of foreign currency fluctuations; and

•	$8.6 million of lower general and administrative expenses primarily due to:

◦
(i) the impact of the $8.9 million litigation loss contingency recognized in 2012 that did not recur in 2013; and (ii) $1.8 million of insurance proceeds recognized in 2013 related to such litigation (see Note 20, "Commitments and Contingencies" to the Consolidated Financial Statements in this Form 10-K for further discussion);

Included in SG&A expenses for 2013 is higher incentive compensation expense related to a modification to the structure of the Company's long-term incentive plan during 2013 to better align the plan with the Company's long-term performance.  While the new structure does not change the amount of the employees' potential annual incentive award, the transition resulted in higher expense of $4.5 million in 2013 as compared to 2012.
The $22.4 million increase in SG&A expenses for 2012, as compared to 2011, was driven primarily by:

•
$18.6 million of higher general and administrative expenses, principally due to the impact of the $8.9 million litigation loss contingency recognized in 2012 (see Note 20, “Commitments and Contingencies” to the Consolidated Financial Statements in this Form 10-K for further discussion), higher insurance expense and higher compensation expense; and

•	$6.9 million lower benefit from insurance proceeds related to the Venezuela fire recognized in SG&A expenses in 2012, as compared to 2011;
with the foregoing partially offset by:

•	$9.4 million of favorable impact of foreign currency fluctuations.

Acquisition and Integration Costs:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Acquisition and integration costs	$25.4	$—	$—	$(25.4)	$—
The $25.4 million in acquisition and integration costs for 2013 consists of $12.9 million of acquisition costs and $12.5 million of integration costs related to the Colomer Acquisition. The acquisition costs primarily include legal and consulting fees directly attributable to completing the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's plans to integrate Colomer's operations into the Company's business, and for 2013 primarily include an impairment of in-progress capitalized software development costs and employee-related costs related to management changes.

Restructuring charges and other, net:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Restructuring charges and other, net	$3.5	$20.5	$—	$17.0	$(20.5)
December 2013 Program
On December 30, 2013, the Company recorded charges totaling $21.4 million related to the December 2013 Program that include exiting its business operations in China, as well as implementing other immaterial restructuring actions that are expected to generate other operating efficiencies. Of the $21.4 million charge: (a) $20.0 million relates to the Company's exit of its business operations in China and is recorded in loss from discontinued operations, net of taxes; (b) $0.8 million is recorded in restructuring charges and other, net; (c) $0.3 million is recorded as a reduction to net sales; (d) $0.1 million is recorded in cost of goods sold; and (e) $0.2 million is recorded in SG&A expenses.
September 2012 Program
During 2012, the Company recorded charges totaling $24.1 million related to a worldwide restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012. Of the $24.1 million charge: (a) $20.7 million was recorded in restructuring charges and other, net; (b) $1.6 million was recorded as a reduction to net sales; (c) $1.2 million was recorded in cost of goods sold; and (d) $0.6 million was recorded in SG&A expenses.

During 2013, the Company recorded net charges of $3.1 million related to the September 2012 Program primarily due to $5.6 million of additional charges as a result of changes in estimates related to severance and other termination benefits, partially offset by a $2.5 million gain related to the July 2013 sale of the Company's manufacturing facility in France. Of the $3.1 million net charge, (a) $2.7 million is recorded in restructuring charges and other, net; (b) $0.2 million is recorded in cost of sales; and (c) $0.2 million is recorded in SG&A expenses.
The Company has recognized cumulative charges of $27.2 million in 2012 and 2013 related to the September 2012 Program.
The Company expects total net cash payments to be $25 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $17.3 million was paid in 2013 and the remainder is expected to be paid in 2014. The total expected net cash payments of approximately $25 million include the cash proceeds of $2.7 million received in the third quarter of 2013 related to the sale of the Company's manufacturing facility in France.
The Company benefited from approximately $7 million of cost reductions in 2013 from the September 2012 Program and annualized cost reductions thereafter are expected to be approximately $10 million.
For further discussion of the December 2013 Program and September 2012 Program, see Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K.

Interest expense:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest expense	$73.8	$79.1	$84.9	$5.3	$5.8
Interest expense – preferred stock dividends	5.0	6.5	6.4	1.5	(0.1)
The $5.3 million decrease in interest expense in 2013, as compared to the prior year periods, was primarily due to lower weighted-average borrowing rates as a result of the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments, partially offset by higher average debt primarily due to the Acquisition Term Loan. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.
The $5.8 million decrease in interest expense for 2012, as compared to 2011, was primarily due to lower weighted average borrowing rates as a result of the 2011 Term Loan Facility Refinancing (as hereinafter defined).
In accordance with the terms of the certificate of designation of the Revlon, Inc. Preferred Stock, prior to the mandatory redemption of such stock in October 2013, during 2013, 2012 and 2011, Revlon, Inc. recognized $5.0 million, $6.5 million and $6.4 million, respectively, of interest expense related to the regular quarterly dividends on the Preferred Stock. The decrease in the preferred stock dividends in 2013, compared to 2012, was driven by the mandatory redemption of the Preferred Stock in October 2013. See "Overview - 2013 Events - Mandatory Redemption of Preferred Stock."

Loss on early extinguishment of debt:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Loss on early extinguishment of debt	$29.7	$—	$11.2	$(29.7)	$11.2
The Company recognized an aggregate loss on the early extinguishment of debt of $29.7 million during 2013, primarily due to $20.4 million of fees and expenses which were expensed as incurred in connection with the 2013 Senior Notes Refinancing, February 2013 Term Loan Amendments and August 2013 Term Loan Amendments as well as the write-off of $9.3 million of unamortized debt discount and deferred financing fees as a result of the 2013 Senior Notes Refinancing and February 2013 Term Loan Amendments. Refer to “Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments” for further discussion.
As a result of the 2011 Refinancings (as hereinafter defined), the Company recognized a loss on the early extinguishment of debt of $11.2 million during 2011, due to $1.7 million of fees which were expensed as incurred in connection with the 2011 Refinancings, as well as the write-off of $9.5 million of unamortized debt discount and deferred financing fees as a result of such refinancings.

Foreign currency losses, net:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Foreign currency losses, net	$3.7	$2.8	$4.7	$(0.9)	$1.9
The increase in foreign currency losses net, of $0.9 million during 2013, as compared to 2012, was primarily driven by:

•
the unfavorable impact of the revaluation of certain foreign currency denominated intercompany receivables and U.S. dollar denominated payables from the Company’s foreign subsidiaries during 2013 as compared to 2012; and

•
a $0.6 million foreign currency loss related to the required re-measurement of the balance sheet of the Company's subsidiary in Venezuela (Revlon Venezuela) during the first quarter of 2013 to reflect the impact of the devaluation of Venezuela’s local currency relative to the U.S. Dollar. See “Financial Condition, Liquidity, and Capital Resources – Impact of Foreign Currency Translation - Venezuela” for further discussion. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, this foreign currency loss was reflected in earnings;

with the foregoing partially offset by:

•	a $2.2 million foreign currency gain for 2013 compared to a $1.9 million foreign currency loss for 2012 related to the Company’s foreign currency forward exchange contracts ("FX Contracts").
The decrease in foreign currency losses, net of $1.9 million during 2012, as compared to 2011, was primarily driven by:

•
lower losses as a result of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated intercompany receivables from the Company’s foreign subsidiaries during 2012 as compared to 2011; and

•
a foreign currency loss of $1.7 million recorded in 2011 related to the re-measurement of Revlon Venezuela’s balance sheet that did not recur in 2012. See “Financial Condition, Liquidity and Capital Resources - Impact of Foreign Currency Translation - Venezuela” for further discussion;

with the foregoing partially offset by:

•	$0.8 million of higher foreign currency losses related to the Company’s FX Contracts during 2012 compared to 2011.

Provision for income taxes:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Provision for income taxes	$46.0	$43.7	$36.8	$(2.3)	$(6.9)
The provision for income taxes increased $2.3 million in 2013, as compared to 2012 primarily due to a non-cash benefit of $15.8 million in 2012 related to the reduction of the Company's deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. at December 31, 2012 as a result of the Company's improved earnings trends and cumulative taxable income in those jurisdictions. Excluding the non-cash benefit in 2012, the provision for income taxes in 2013 was lower than 2012 primarily due to lower pre-tax income and the favorable resolution of tax matters in a foreign jurisdiction in 2013, partially offset by certain favorable discrete items that benefited 2012 that did not recur in 2013 and state and local taxes, net of U.S. federal income tax benefits.
As discussed above, the provision for income taxes in 2012 included a non-cash benefit of $15.8 million. The provision for income taxes in 2011 included a non-cash benefit of $16.9 million recorded in 2011 related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions outside the U.S. at December 31, 2011 as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions. Excluding the 2012 and 2011 non-cash benefits, the provision for income taxes in 2012 was higher than 2011 primarily due to increased pre-tax income, partially offset by various discrete items, including the favorable resolution of tax matters in certain foreign jurisdictions.
The Company's effective tax rate for the year ended December 31, 2013 was higher than the federal statutory rate of 35% due principally to: (a) foreign dividends and earnings taxable in the U.S.; and (b) state and local taxes, net of U.S. federal income tax benefits, partially offset by foreign and U.S. tax effects attributable to operations outside the U.S.

The effective tax rate for 2012 was higher than the federal statutory rate of 35% due principally to: (a) foreign dividends and earnings taxable in the U.S.; and (b) the impact of certain expenses for which there is no tax benefit recognized, primarily related to the September 2012 Program and the litigation loss contingency recorded during 2012 (see Note 3, “Restructuring Charges” and Note 20, “Commitments and Contingencies” to the Consolidated Financial Statements in this Form 10-K), partially offset by the effect of the $15.8 million reduction of the deferred tax valuation allowance described above.
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
See Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further discussion of the above.

Loss From Discontinued Operations, Net of Taxes:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Loss from discontinued operations, net of taxes	$(30.4)	$(10.1)	$(1.8)	$(20.3)	$(8.3)
Discontinued operations consist of the Company's operations in China within the Consumer segment. The increase in loss from discontinued operations, net of taxes in 2013 compared to 2012 was primarily driven by $20.0 million of restructuring and related charges as a result of the December 2013 Program. The increase in loss from discontinued operations, net of taxes, in 2012 compared to 2011 was primarily driven by decreasing net sales, as well as increasing compensation costs in 2012. See Note 3, "Restructuring Charges" and Note 4, "Discontinued Operations" to the Consolidated Financial Statements in this Form 10-K for further discussion.

Financial Condition, Liquidity and Capital Resources
At December 31, 2013, the Company had a liquidity position of $384.7 million, consisting of unrestricted cash and cash equivalents (net of any outstanding checks) of $234.5 million, as well as $150.2 million in available borrowings under the Amended Revolving Credit Facility based upon the borrowing base less $9.8 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date. As a result of the Colomer U.S. Subsidiaries becoming additional guarantors under Products Corporation’s Amended Revolving Credit Facility in January 2014, substantially all of their assets were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility. As of January 23, 2014, the available borrowings under the Amended Revolving Credit Facility were $165.2 million, based upon the borrowing base less $9.8 million of undrawn letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.

Changes in Cash Flows
At December 31, 2013, the Company had cash and cash equivalents of $244.1 million, compared with $116.3 million at December 31, 2012. The following table summarizes the Company’s cash flows from operating, investing and financing activities for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$123.3	$104.1	$88.0
Net cash used in investing activities	(639.4)	(86.3)	(52.6)
Net cash provided by (used in) financing activities	649.0	(3.4)	(7.5)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	0.2	(2.9)
Operating Activities
Net cash provided by operating activities was $123.3 million, $104.1 million and $88.0 million for 2013, 2012 and 2011, respectively. As compared to 2012, cash provided by operating activities in 2013 was impacted by favorable changes in working capital, partially due to cash provided by operating activities from the Professional segment, lower pension contributions and lower premium payments related to certain of the Company's multi-year insurance programs; partially offset by higher restructuring payments primarily related to the September 2012 Program, payment of acquisition and integration costs related to the Colomer Acquisition and an $8.9 million payment related to settling litigation arising out of the Company's 2009 Exchange Offer. As compared to 2011, cash provided by operating activities in 2012 was impacted by favorable changes in working capital and lower cash interest paid, partially offset by the renewal and partial pre-payment of certain of the Company’s multi-year insurance programs.
Net cash (used in) provided by operating activities related to discontinued operations was approximately $(10) million in both 2013 and 2012, and was approximately $1 million in 2011.
Investing Activities
Net cash used in investing activities was $639.4 million, $86.3 million and $52.6 million for 2013, 2012 and 2011, respectively.
Net cash used in investing activities 2013 included:

•	a cash payment of $664.5 million for the Colomer Acquisition, offset by $36.9 million of cash and cash equivalents acquired, for a net cash position of $627.6 million; and

•	$28.6 million of cash used for capital expenditures;
with the foregoing partially offset by:

•	$13.1 million of insurance proceeds received in July 2013 for the Company's property claim related to the June 2011 fire at the Company's facility in Venezuela.
Net cash used in investing activities 2012 included:

•
a cash payment of $66.2 million in July 2012 to acquire certain assets, including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the "Pure Ice Acquisition"); and

•	$20.9 million of cash used for capital expenditures.
Net cash used in investing activities for 2011 included:

•
a cash payment of $39.0 million for the SinfulColors Acquisition (as hereinafter defined). On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics and freshcover cosmetics (the “SinfulColors Acquisition”); and

•	$13.9 million used for capital expenditures.
Financing Activities
Net cash provided by (used in) financing activities was $649.0 million, $(3.4) million and $(7.5) million for 2013, 2012 and 2011, respectively.
Net cash provided by financing activities for 2013 included:

•	Cash proceeds received in connection with the Acquisition Term Loan, in the aggregate principal amount of $700.0 million, or $698.3 million, net of discounts; and

•	Products Corporation’s issuance of the $500.0 million aggregate principal amount of the 5¾% Senior Notes at par;
with the foregoing partially offset by:

•	the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes in connection with the 2013 Senior Notes Refinancing;

•	the repayment of $113.0 million in principal on the 2011 Term Loan Facility in connection with the consummation of the February 2013 Term Loan Amendments; and

•
the payment of $48.8 million of financing costs comprised of: (i) $17.5 million of redemption and tender offer premiums, as well as fees and expenses related to the repayment and redemption of all of the $330.0 million aggregate principal amount outstanding of the 9¾% Senior Secured Notes; (ii) $10.2 million of underwriters' fees and other fees in connection with the issuance of the 5¾% Senior Notes; (iii) $1.2 million of fees incurred in connection with the February 2013 Term Loan Amendments; (iv) $3.5 million of fees incurred in connection with the August 2013 Term Loan Amendments; (v) $15.9 million of fees incurred in connection with the Incremental Amendment; and (vi) $0.5 million of fees incurred in connection with the 2013 Revolver Amendments.

Net cash used in financing activities for 2012 included:

•	an aggregate $8.0 million of scheduled amortization payments of principal on the 2011 Term Loan Facility in 2012;
with the foregoing partially offset by:

•	a $6.3 million increase in short term borrowings and overdraft.
Net cash used in financing activities for 2011 included:

•	payment of the $4.3 million of fees incurred in connection with the 2011 Refinancings; and

•	an aggregate $4.0 million of scheduled amortization payments of principal on the 2011 Term Loan Facility in 2011;
with the foregoing partially offset by:

•
cash provided by Products Corporation’s issuance of the $800.0 million aggregate principal amount of the 2011 Term Loan Facility, or $796.0 million, net of discounts, partially offset by cash used for the repayment of $794.0 million remaining aggregate principal amount of Products Corporation’s 2010 Term Loan Facility.

Long-Term Debt Instruments
(a) Recent Debt Transactions
The Company completed several debt transactions during 2013, 2012 and 2011:
2013 Debt Transactions
Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments
In February 2013, Products Corporation consummated the February 2013 Term Loan Amendments to its 2011 Term Loan Agreement for its 2011 Term Loan among Products Corporation, as borrower, a syndicate of lenders and Citicorp, USA, Inc. (“CUSA”), as administrative agent and collateral agent.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand.  The February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate Loans bear interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).  For discussion of the February 2014 Term Loan Amendment, refer to “Amended Credit Agreements - Amended Term Loan Facility” below.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s

First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan.
For the year ended December 31, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the February 2013 Term Loan Amendments, of which, $0.2 million was capitalized. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.
For further discussion of the 2011 Term Loan, refer to “Amended Credit Agreements” below.
(ii) August 2013 Term Loan Amendments
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated the August 2013 Term Loan Amendments to its 2011 Term Loan Agreement, which permitted, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
For the year ended December 31, 2013, the Company incurred approximately $3.6 million of fees and expenses in connection with the August 2013 Term Loan Amendments. The Company capitalized $1.8 million of fees and expenses, which are being amortized over the remaining term of the 2011 Term Loan using the effective interest method. The remaining $1.8 million of fees and expenses were expensed as incurred within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.
For further discussion of the 2011 Term Loan, refer to “Amended Credit Agreements” below.
(iii) Incremental Amendment
In August 2013, in connection with the Colomer Acquisition, Products Corporation entered into the Incremental Amendment resulting in the Amended Term Loan Agreement with the Initial Acquisition Lenders and CUSA, as administrative agent and collateral agent pursuant to which the Initial Acquisition Lenders committed to provide up to $700 million of term loans under the Amended Term Loan Agreement. The Acquisition Term Loan was issued on October 8, 2013 and the net proceeds of $698.3 million was used as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
For the year ended December 31, 2013, the Company incurred approximately $16.0 million of fees and expenses in connection with the Acquisition Term Loan. Such fees were capitalized and are being amortized over the term of the Acquisition Term Loan using the effective interest method.
For further discussion of the Acquisition Term Loan, refer to “Amended Credit Agreements” below.
(iv) Amended Revolving Credit Facility
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated the August 2013 Revolver Amendment to its third amended and restated revolving credit agreement dated June 16, 2011 (the "2011 Revolving Credit Agreement"), which amended its $140.0 million asset-backed, multi-currency revolving credit facility (the "2011 Revolving Credit Facility") to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring up to $700 million of the Acquisition Term Loan that Products Corporation used as a source of funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment (1) reduced Products Corporation's interest rate spread over the LIBOR rate applicable to Eurodollar Loans under the facility from a range, based on availability, of 2.00% to 2.50%, to a range of 1.50% to 2.00%; (2) reduced the commitment fee on unused availability under the facility from 0.375% to 0.25%; and (3) extended the maturity of the facility, which was previously scheduled to mature in June 2016, to the earlier of (i) August 2018 or (ii) the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under Products Corporation's bank term loan agreements, but not earlier than June 2016.
Additionally, in December 2013, Products Corporation entered into the December 2013 Revolver Amendment under which the lenders' commitment to provide borrowings to Products Corporation and its subsidiary borrowers under the Amended Revolving Credit Facility was increased from $140.0 million to $175.0 million.
For the year ended December 31, 2013, the Company incurred approximately $0.5 million of fees and expenses in connection with the 2013 Revolver Amendments, which were capitalized and are being amortized over the term of the Amended Revolving Credit Facility using the effective interest method.
For further discussion of the Amended Revolving Credit Facility refer to “Amended Credit Agreements” below.

2013 Senior Notes Refinancing
In February 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 to investors at par. Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay or redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay an aggregate of $28.0 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Preferred Stock, in connection with its mandatory redemption of such stock on such date. Refer to “5¾% Senior Notes” below for further discussion.
Mandatory Redemption of Series A Preferred Stock
The Preferred Stock was mandatorily redeemed for $48.6 million in accordance with its certificate of designation and fully paid effective on October 8, 2013. Refer to “Redeemable Preferred Stock” below for further discussion.
2012 Transaction
Products Corporation was party to the Senior Subordinated Term Loan Agreement, consisting of (i) the $58.4 million Non-Contributed Loan (as hereinafter defined) which matures on October 8, 2014, and (ii) the $48.6 million Contributed Loan (as hereinafter defined) which matured on October 8, 2013. On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”) to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Amended and Restated Senior Subordinated Term Loan Agreement” below for further discussion.
2011 Transactions
In 2011, Products Corporation consummated the refinancing of its 2010 Term Loan Facility (as hereinafter defined) with the 2011 Term Loan Facility and the refinancing of its 2010 Revolving Credit Facility (as hereinafter defined) with the 2011 Revolving Credit Facility (together referred to as the “2011 Refinancings”), reducing interest rates and extending maturities.
In May 2011, Products Corporation consummated a refinancing of its 2010 Term Loan Facility (the “2011 Term Loan Facility Refinancing”), which included replacing Products Corporation’s 2010 bank term loan facility, which was scheduled to mature on March 11, 2015 and had $794.0 million aggregate principal amount outstanding at December 31, 2010 (the “2010 Term Loan Facility”), with the 6.5-year, $800.0 million 2011 Term Loan Facility due November 19, 2017. Products Corporation used $796 million of proceeds from the 2011 Term Loan Facility, which was drawn in full on the May 19, 2011 closing date and issued to lenders at 99.5% of par, to refinance in full the $792.0 million of then outstanding indebtedness under its 2010 Term Loan Facility and to pay approximately $2 million of accrued interest. Products Corporation incurred $3.6 million of fees in connection with consummating the 2011 Term Loan Facility Refinancing, of which $1.9 million was capitalized.
In June 2011, Products Corporation consummated a refinancing of its 2010 revolving credit facility, which was scheduled to mature on March 11, 2014 (the "2010 Revolving Credit Facility") and had nil outstanding borrowings at December 31, 2010, with a 5-year, $140.0 million asset-based, multi-currency revolving credit facility due June 16, 2016. Products Corporation incurred $0.7 million of fees in connection with consummating the 2011 Revolving Credit Facility Refinancing, all of which were capitalized.
(b) Summary of Terms and Covenants
Amended Credit Agreements
The following is a summary description of the Amended Term Loan Facility, which includes the 2011 Term Loan and the Acquisition Term Loan, and the Amended Revolving Credit Facility. Unless otherwise indicated, capitalized terms have the meanings given to them in the Amended Term Loan Agreement and/or the Amended Revolving Credit Agreement (the "Amended Credit Agreements"), as applicable. Investors should refer to the Amended Revolving Credit Agreement and/or the Amended Term Loan Agreement for complete terms and conditions, as these summary descriptions are subject to a number of qualifications and exceptions.
Amended Term Loan Facility

Under the Amended Term Loan Facility, at December 31, 2013 Eurodollar Loans bore interest at the Eurodollar Rate plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%) and Alternate Base Rate Loans bear interest at the Alternate Base Rate plus 2.00% (with the Alternate Base Rate not to be less than 2.00%). Pursuant to the February 2014 Term Loan Amendment, the interest rates applicable to the $675 million Amended Tranche were reduced such that Eurodollar Loans under the Amended Tranche bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the Amended Tranche bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment).
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
Products Corporation, under certain circumstances, also has the right to request the Amended Term Loan Facility to be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the Amended Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendment), provided that the lenders are not committed to provide any such increase. Such increase is in addition to the Acquisition Term Loan.
The $675.0 million 2011 Term Loan outstanding under the Amended Term Loan Facility matures on November 19, 2017. The $700.0 million Acquisition Term Loan under the Amended Term Loan Facility has the same terms as the 2011 Term Loan, except that: (i) it matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019); (ii) it is subject to a 1% premium in connection with any repayment or amendment that results in a repricing of the Acquisition Term Loan occurring prior to the date that is six months after the closing of the Acquisition Term Loan (or April 8, 2014); and (iii) it amortizes on March 31, June 30, September 30 and December 31 of each year, beginning with the last day of the first full fiscal quarter after the closing of the Acquisition Term Loan (or commencing March 31, 2014), in an amount equal to 0.25% of the aggregate principal amount of such Acquisition Term Loan. Pursuant to the February 2014 Term Loan Amendment, the $675 million Amended Tranche is subject to a 1% premium in connection with any repricing transaction occurring prior to the date that is 12 months after the closing of such amendment (or February 26, 2015).
Amended Revolving Credit Facility
Availability under the Amended Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible trade receivables and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time. As a result of the August 2013 Revolver Amendment, Products Corporation has the right, under certain circumstances, to request that its borrowing availability under the Amended Revolving Credit Facility be increased by up to an additional $100 million, provided that the lenders are not committed to provide any such additional increase.
In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the indenture for the 5¾% Senior Notes. In connection with becoming guarantors, substantially all of the assets of the Colomer U.S. Subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
If the value of the eligible assets is not sufficient to support the $175.0 million borrowing base under the Amended Revolving Credit Facility, Products Corporation will not have full access to the Amended Revolving Credit Facility. Products Corporation’s

ability to borrow under the Amended Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the Amended Revolving Credit Agreement.
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
Local Loans bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. Dollars at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. Dollars at the Alternate Base Rate plus the applicable margin set forth in the grid above. For other fees payable to the lenders under the Amended Revolving Credit Facility (including, without limitation, a commitment fee of 0.25% of the average daily unused portion of the Amended Revolving Credit Facility), see Note 11, "Long-Term Debt and Redeemable Preferred Stock," to the Consolidated Financial Statements in this Form 10-K.
For prepayment terms under the Amended Revolving Credit Facility, see Note 11, "Long-Term Debt and Redeemable Preferred Stock," to the Consolidated Financial Statements in this Form 10-K.
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
Covenants and Defaults Applicable to the Amended Term Loan Facility and the Amended Revolving Credit Facility
The Amended Credit Agreements contain various restrictive covenants prohibiting Products Corporation and its subsidiaries from:
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
The events of default under each of the Amended Term Loan Agreement and the Amended Revolving Credit Agreement include customary events of default for such types of agreements. For a description of the events of defaults, see Note 11, "Long-Term Debt and Redeemable Preferred Stock," to the Consolidated Financial Statements in this Form 10-K. If Products Corporation is in default under the senior secured leverage ratio under the Amended Term Loan Facility or the consolidated fixed charge coverage ratio under the Amended Revolving Credit Agreement, Products Corporation may cure such default by issuing certain equity securities to, or receiving capital contributions from, Revlon, Inc. and applying such cash which is deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right two times in any four-quarter period.
Products Corporation was in compliance with all applicable covenants under the Amended Credit Agreements as of December 31, 2013. At December 31, 2013, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $700.0 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $150.2 million. There were no borrowings under the Amended Revolving Credit Facility during 2013. As a result of the Colomer U.S. Subsidiaries becoming additional guarantors under Products Corporation’s Amended Revolving Credit Facility in January 2014, substantially all of their assets were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility. As of January 23, 2014, the available borrowings under the Amended Revolving Credit Facility were $165.2 million, based upon the borrowing base less $9.8 million of undrawn letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.
2011 Credit Agreements
Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and the 2011 Revolving Credit Agreement as of December 31, 2012 and prior to the August 2013 Term Loan Amendments and 2013 Revolver Amendments. At December 31, 2012, the aggregate principal amount outstanding under the 2011 Term Loan was $788.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $129.6 million. During 2012, the average borrowings outstanding under the 2011 Revolving Credit Facility were $4.1 million.
5¾% Senior Notes
In February 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment made on August 15, 2013 (subject to the payment of certain additional interest referred to below under “Registration Rights”). The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis. In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture.
In December 2013, Products Corporation consummated an offer to exchange the original 5¾% Senior Notes for $500 million of new 5¾% Senior Notes, which have substantially the same terms as the original 5¾% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5¾% Senior Notes”). See "Registration Rights" below for further discussion.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Preferred Stock in connection with its mandatory redemption on such date.
In connection with these refinancing transactions, the Company capitalized $10.6 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which are being amortized over the term of such notes using the effective interest method. The Company also recognized a loss on the early extinguishment of debt of $25.4 million in 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, and the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.
Ranking
The 5¾% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s joint and several, unsubordinated and unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari passu in right of payment with all existing and future senior debt of such Guarantor. The Guarantees were issued on a joint and several basis.
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
Registration Rights
On the Notes Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5¾% Senior Notes entered into a Registration Rights Agreement, pursuant to which Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5¾% Senior Notes, that Products Corporation would, at its cost, among other things: (i) file a registration statement with respect to the 5¾% Senior Notes within 150 days after the Notes Closing Date to be used in connection with the exchange of the 5¾% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5¾% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act within 210 days after the Notes Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5¾% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Notes Closing Date. In addition, under certain circumstances, Products Corporation was required to file a shelf registration statement to cover resales of the 5¾% Senior Notes. If Products Corporation failed to satisfy such obligations, it was obligated to pay additional interest to each holder of the 5¾% Senior Notes that were subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5¾% Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements were satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5¾% Senior Notes that were subject to transfer restrictions.
On December 24, 2013, Products Corporation consummated an offer to exchange its 5¾% Senior Notes for new notes, with substantially the same terms, but which were registered under the Securities Act. By having the Registration Statement declared effective by the SEC on November 22, 2013, Products Corporation cured the first registration default, which had occurred under the Registration Rights Agreement, because the Registration Statement had not been declared effective by September 6, 2013. By consummating the Exchange Offer on December 24, 2013, Products Corporation cured the second registration default under the Registration Rights Agreement, which had occurred because Products Corporation had not consummated the Exchange Offer by November 5, 2013. The first registration default caused the interest on the 5¾% Senior Notes to increase from 5.75% per annum to 6.00% per annum from September 7, 2013 through December 5, 2013 and the second Registration Default caused the interest on the 5¾% Senior Notes to increase to 6.25% per annum from December 6, 2013 through December 23, 2013. With Products Corporation having consummated the Exchange Offer on December 24, 2013, interest on the 5¾% Senior Notes resumed accruing at the original rate of 5.75% per annum effective from such date. The Company recorded additional interest expense of $0.4 million during the year ended December 31, 2013 with respect to the registration defaults.
Covenants
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of December 31, 2013.
9¾% Senior Secured Notes
Products Corporation was in compliance with all applicable covenants under its 9¾% Senior Secured Notes Indenture as of December 31, 2012 and prior to the 2013 Senior Notes Refinancing. For further discussion regarding the 9¾% Senior Notes, see Note 11, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.
Amended and Restated Senior Subordinated Term Loan Agreement and Redeemable Preferred Stock
In October 2009, Revlon, Inc. consummated the 2009 Exchange Offer, in which MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate outstanding principal amount of the Senior Subordinated Term Loan (the “Contributed Loan”), representing $5.21 of outstanding principal amount for each of the 9,336,905 shares of Revlon, Inc.’s Class A Common Stock exchanged in the 2009 Exchange Offer, and Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon. As of the date of the 2009 Exchange Offer, and prior to its October 8, 2013 maturity date when it was completely repaid, the Contributed Loan was due to Revlon, Inc. by Products Corporation. Also upon consummation of the 2009 Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were amended to extend the maturity date of the Contributed Loan to October 8, 2013, to change the annual interest rate on the Contributed Loan to 12.75%, to extend the maturity date of the $58.4 million principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan to 12%.
Each share of Preferred Stock issued in the 2009 Exchange Offer had a liquidation preference of $5.21 per share, was entitled to receive a 12.75% annual dividend payable quarterly in cash and was mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitled its holders to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share liquidation preference at maturity, in each case to the extent that Revlon, Inc. had lawfully available funds to effect such payments. Each share of Preferred Stock had the same voting rights as a share of Class A Common Stock, except with respect to certain mergers. In connection with the 2009 Exchange Offer, the Preferred Stock was recorded by Revlon, Inc. as a long-term liability at its fair value of $47.9 million.
In 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into the Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

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

•
insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (i) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (ii) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

•	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.
Concurrently with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.
On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Preferred Stock (in accordance with the Preferred Stock's certificate of designation) for $48.6 million, which represented the $5.21 liquidation preference for each of the previously-outstanding 9,336,905 shares of Preferred Stock using the proceeds from Products Corporation's repayment of the Contributed Loan to Revlon, Inc. on such date.  Additionally, in accordance with the terms of the certificate of designation of the Preferred Stock, during 2013, Revlon, Inc. paid to holders of record of the Preferred Stock an aggregate of $6.2 million of regular quarterly dividends on the Preferred Stock (at an annual rate of 12.75% of the $5.21 per share Liquidation Preference). The payment of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation was permissible under the

Amended Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the 5¾% Senior Notes Indenture. Revlon, Inc.'s payment of the regular quarterly dividends on its Preferred Stock was funded by cash interest payments received by Revlon, Inc. from Products Corporation on the Contributed Loan.
For further discussion regarding the Amended and Restated Senior Subordinated Term Loan, see Note 11, “Long-Term Debt and Redeemable Preferred Stock,” to the Consolidated Financial Statements in this Form 10-K.
Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired Colomer's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.9 million aggregate principal amount outstanding as of December 31, 2013 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.

Impact of Foreign Currency Translation – Venezuela
For the years ended 2013, 2012 and 2011, Revlon Venezuela had net sales of approximately 1%, 2% and 2%, respectively, of the Company’s consolidated net sales. At December 31, 2013 and December 31, 2012, total assets in Revlon Venezuela were approximately 1% and 2% of the Company’s total assets, respectively.
Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. Dollar is the functional currency for Revlon Venezuela. As Venezuela is designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet are reflected in earnings.
Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provided a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME could only be used for product purchases and related services, such as freight, and were not available for other transactions, such as the payment of dividends. Also, SITME could only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and is generally only available to the extent the applicant had not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during the second quarter of 2011 (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.
To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, a foreign currency loss of $1.7 million was recorded in earnings in 2011. For the year ended December 31, 2011, the change in the exchange rates in Venezuela unfavorably impacted the Company’s consolidated net sales by $4.6 million.
Currency Devaluation: On February 8, 2013, the Venezuelan government announced the devaluation of its local currency (“Bolivars”) relative to the U.S. Dollar, effective beginning February 13, 2013. The devaluation changed the official exchange rate to 6.30 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that SITME would be eliminated. As discussed above, Revlon Venezuela was using the U.S. Dollars obtained in the SITME market to import finished products and sell them in the local market.
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. For the year ended December 31, 2013, the devaluation of the local currency had the impact of reducing reported net sales by $2.2 million and reducing reported operating income by $0.6 million. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in earnings in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet.
The Company began importing certain products in the third quarter of 2013 utilizing the CADIVI market at the Official Rate. The Company imported approximately $2 million of certain products using the CADIVI market in 2013. In addition, a new foreign currency exchange system, SICAD, was developed in Venezuela during 2013. The Company received approval to import certain products utilizing the SICAD market, however, the Company did not import any products through the SICAD market in 2013.
In January 2014, the Venezuela government announced that CADIVI will be eliminated and be replaced by NCFT, and indicated that the SICAD market will continue to be offered as an alternative exchange. Although it is unclear at this time when the changes announced in January 2014 will take effect, the Company will attempt to continue participating in exchanging Bolivars for U.S. Dollars to the extent permitted through the CADIVI, SICAD and/or NCFT markets to the extent reasonable for its business in the future. If the rate of exchange in any new currency market is higher than the Official Rate, it may have a negative impact on the Company’s results of operations going forward.
Volume restrictions on the conversion of the Bolivar to the U.S. Dollar limits Revlon Venezuela’s purchasing activity. Due to the current political and economic environment in Venezuela, there is also a risk that there could be a foreign currency devaluation which could cause the Company's cash and cash equivalents to decrease, and which could adversely impact the Company’s financial condition and results of operations. At December 31, 2013, the impact to the Company of a 100% devaluation in the official exchange rate (to approximately 12.6 Bolivars per U.S. Dollar) would be a one-time foreign currency loss of approximately $0.5 million to reflect the re-measurement of Revlon Venezuela's balance sheet. Going forward, additional governmental restrictions, including further currency devaluations or continued worsening of import authorization controls, foreign exchange price controls or labor unrest in Venezuela, could have further adverse impacts on the Company’s business and results of operations.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, integration costs related to the Colomer Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs and debt and/or equity repurchases, if any, and costs related to litigation. The Company’s cash contributions to its pension and post-retirement benefit plans in 2013 were $18.5 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $25 million in the aggregate for 2014. The Company’s cash taxes paid in 2013 were $12.7 million. The Company expects to pay cash taxes of approximately $20 million in the aggregate for 2014. The Company’s purchases of permanent wall displays and capital expenditures in 2013 were $44.5 million and $28.6 million, respectively. The Company expects purchases of permanent wall displays in 2014 to be approximately $55 million. The Company expects capital expenditures in 2014 to be higher than 2013 capital expenditures as a result of the Colomer Acquisition and capital expenditures related to the Integration Program. The Company expects to pay cash in 2014 of approximately $13 million related to its discontinued operations in China, which is not related to the December 2013 Program.
The Company has undertaken, and continues to assess, refine and implement, a number of programs to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables and accounts payable; and controls on general and administrative spending. In the ordinary course of business, the Company’s source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows.
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition. The Company plans to integrate the operations of Colomer into the Company’s business and expects to achieve approximately $30 million to $35 million of annualized cost reductions by the end of 2015, at a cost of approximately $45 million to $50 million in the aggregate over 2013 through 2015. Any of these actions, the intended purpose of which would be to create value through improving our financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
The Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
The Company expects that operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2014, including expenses in connection with the execution of the Company’s business strategy, integration costs related to the Colomer

Acquisition, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, and costs related to litigation.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for restructuring costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the Amended Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors - The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the financial covenants under the Amended Credit Agreements, which could have a material adverse effect on the Company's business, financial condition and/or results of operations" and certain other risk factors discussing certain risks associated with the company's business and indebtedness).

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2013, the FX Contracts outstanding had a notional amount of $52.9 million and a net asset fair value of $0.8 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the period ended December 31, 2013, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Income. The fair value of the Company's 2013 Interest Rate Swap at December 31, 2013 was an asset of $2.5 million.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $3.5 million and $0.1 million as of December 31, 2013 and 2012, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's derivative instrument counterparties, the Company believes the risk of loss under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual obligations and commercial commitments that affect the Company's financial condition and liquidity position as of December 31, 2013:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, including current portion (a)	$1,934.3	$65.4	$14.1	$689.2	$1,165.6
Interest on long-term debt (b)	497.2	90.8	175.0	142.5	88.9
Capital lease obligations	7.3	3.4	3.6	0.3	—
Operating leases (c)	78.8	28.7	22.9	11.1	16.1
Purchase obligations (d)	91.2	91.2	—	—	—
Other long-term obligations (e)	144.2	93.2	38.3	12.7	—
Total contractual obligations	$2,753.0	$372.7	$253.9	$855.8	$1,270.6

(a)
Consists primarily of (i) the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of December 31, 2013, which loan matures on October 8, 2014; (ii) the $675.0 million aggregate principal amount outstanding under the 2011 Term Loan as of December 31, 2013; (iii) the $700.0 million aggregate principal amount outstanding under the Acquisition Term Loan as of December 31, 2013; and (iv) the $500.0 million aggregate principal amount outstanding under the 5¾% Senior Notes as of December 31, 2013.

(b)
Consists of interest through the respective maturity dates on the outstanding debt discussed in (a) above; based on interest rates under such debt agreements as of December 31, 2013. For discussion of the February 2014 Term Loan Amendment, refer to Note 24, "Subsequent Events - February 2014 Term Loan Amendment," to the Consolidated Financial Statements in this Form 10-K.

(c)
Excluded from the obligations for operating leases as of December 31, 2013 is the lease for the Company's new headquarters in New York, New York signed in February 2014, which includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term.

(d)
Consists of purchase commitments for finished goods, raw materials, components and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(e)
Consists primarily of media and advertising contracts, pension funding obligations (amount due within one year only, as subsequent pension funding obligation amounts cannot be reasonably estimated since the return on pension assets in future periods, as well as future pension assumptions, are not known), software licensing agreements and obligations related to third-party warehousing and distribution services. Such amounts exclude employment agreements, severance and other immaterial contractual commitments, which severance and other contractual commitments related to restructuring activities are discussed in Note 3, “Restructuring Charges,” to the Consolidated Financial Statements in this Form 10-K.

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

Discussion of Critical Accounting Policies
In the ordinary course of its business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Actual results could differ significantly from those estimates and assumptions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts:
The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company’s receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of income and comprehensive income when received.
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
Pension Benefits:
The Company sponsors both funded and unfunded pension and other retirement plans in various forms covering employees who meet the applicable eligibility requirements. The Company uses several statistical and other factors in an attempt to estimate future events in calculating the liability and net periodic benefit income/cost related to these plans. These factors include assumptions about the discount rate, expected long-term return on plan assets and rate of future compensation increases as determined annually by the Company, within certain guidelines, which assumptions would be subject to revisions if significant events occur during the year. The Company uses December 31st as its measurement date for defined benefit pension plan obligations and plan assets.
The Company selected a weighted-average discount rate of 4.68% in 2013, representing an increase from the 3.78% weighted-average discount rate selected in 2012 for the Company’s U.S. defined benefit pension plans. The Company selected a weighted-average discount rate for the Company’s international defined benefit pension plans of 4.48% in 2013, representing an increase from the 4.33% weighted-average discount rate selected in 2012. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2013 were primarily due to increasing long-term interest yields on high-quality corporate bonds during 2013. At December 31, 2013, the increase in the discount rates from December 31, 2012 had the effect of decreasing the Company’s projected pension benefit obligation by approximately $60 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income. Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 7.75% for both 2013 and 2012. The weighted average expected long-term rate of return used for the Company’s international plans was 6.00% and 6.22% for 2013 and 2012, respectively. For 2013, the Company's pension plans had actual return on assets of $58.1 million, as compared with expected return on assets of $38.3 million. The resulting net deferred gain of $19.8 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets exceeded expectations, primarily related to the Company's U.S. plan assets, due to strong returns in developed equity markets.
The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2013 net periodic benefit costs and its projected benefit obligation at December 31, 2013 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$0.2	$(18.8)	$(0.1)	$19.4
Expected long-term rate of return	(1.2)	—	1.3	—
The rate of future compensation increases is another assumption used by the Company’s third party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in both 2013 and 2012 was 3.0% for the U.S. defined benefit pension plans, excluding the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to the plan amendments made in May 2009.
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
To determine the fiscal 2014 net periodic benefit income/cost, the Company is using weighted-average discount rates of 4.68% and 4.48% and long-term rates of return on pension plan assets of 7.75% and 6.00% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the aforementioned increase in the discount rate and the actual return on plan assets in 2014 will result in net periodic benefit income of approximately $5 million for 2014, as compared to net periodic benefit income of $0.4 million in 2013.
Goodwill and Acquired Intangible Assets:
In determining the fair values of net assets acquired, including trade names, customer relationships and other intangible assets, and resulting goodwill related to the Company's business acquisitions, the Company considers, among other factors, the analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair value of the acquired intangible assets are primarily calculated using a discounted cash flow approach.
Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, product life cycles, consumer awareness, brand history and future expansion expectations. There are significant judgments inherent in a discounted cash flow approach, including, the selection of appropriate discount rates, hypothetical royalty rates, contributory asset capital charges, estimating the amount and timing of estimated future cash flows and identification of appropriate terminal growth rate assumptions. The discount rates used in discounted cash flow analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective acquired intangible assets.
Determining an acquired intangible asset's useful life requires management judgment and is based on an evaluation of a number of factors, including the expected use of the asset, consumer awareness, trade name history and future expansion expectations, as well as any contractual provisions that could limit or extend an asset's useful life. The Company believes that an acquired trade name has an indefinite life if it has a history of strong revenue and cash flow performance, and the Company has the intent and ability to support the trade name with marketplace spending for the foreseeable future. If this indefinite-lived criteria is not met, acquired trade names are amortized over their expected useful lives, which generally range from five to 20 years.
In connection with the Colomer Acquisition, the Company reacquired the Revlon Professional trade name, which had previously been licensed to Colomer under exclusive license agreements with an initial term and automatic-renewals that aggregate to 200 years. In determining the useful life of this reacquired right, the Company considered many factors, including the terms and conditions of the existing license agreements, the indefinite period expected for the reacquired right to contribute to the Company's future cash flows, as well as the lack of any factors that would limit the useful life of the reacquired rights to the Company, including legal, regulatory, contractual, competitive, economic and other factors. The Revlon Professional trade name was assigned an indefinite-life and, therefore, will not amortized.
Goodwill totaled $474.7 million and $217.8 million as of December 31, 2013 and 2012, respectively. Indefinite-lived intangible assets totaled $109.7 million as of December 31, 2013. Goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using September 30th carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. If the carrying amount of an indefinite-lived trade name exceeds its fair value, an impairment loss is recognized in an amount equal to any such excess. Goodwill is tested for impairment at the reporting unit level. For the 2013 and 2012 annual goodwill impairment tests, as the Company had negative equity, the Company performed a qualitative assessment to determine whether it would be necessary to perform the two-step goodwill impairment test. For both 2013 and 2012, it was determined, based on the qualitative analysis, that it is more likely than not that the fair value of the Company's reporting units exceeded the carrying amount. The Company did not record any impairment of goodwill during the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013, there were no significant events since the timing of the Company’s annual impairment test that would have triggered additional impairment testing.
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
The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The Company has established valuation allowances for deferred tax assets when management has determined that it is not more likely than not that the Company will realize a tax benefit. In 2011, the Company recognized a non-cash benefit of $16.9 million related to a reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets in certain jurisdictions outside the U.S. at December 31, 2011. In 2012, the Company recognized a non-cash benefit of $15.8 million related to a reduction of the Company’s deferred tax valuation allowance on certain of its net deferred tax assets for certain jurisdictions within the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for (benefit from) income taxes,” for further discussion.
The Company recognizes a tax position in its financial statements when it is more likely than not that the position will be sustained upon examination, based on the merits of such position.

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” These amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company prospectively adopted ASU No. 2013-02 beginning January 1, 2013, and has provided the required disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The Company adopted the provisions of ASU No. 2013-11 on a prospective basis as of December 31, 2013 and the Company has reflected the impact of such adoption in its presentation of assets and liabilities on the consolidated balance sheet.

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

Inflation
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
Effective January 1, 2010, the Company determined that the Venezuelan economy should be considered a highly inflationary economy under U.S. GAAP based upon a blended inflation index of the Venezuelan National Consumer Price Index (“NCPI”) and the Venezuelan Consumer Price Index (“CPI”). (See “Financial Condition, Liquidity and Capital Resources - Impact of Foreign Currency Translation - Venezuela” for details regarding the designation of Venezuela as a highly inflationary economy effective January 1, 2010 and the Venezuelan government’s announcement of the devaluation of its local currency on February 8, 2013).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
The Company has exposure to changing interest rates primarily under the Amended Term Loan Facility, Amended Revolving Credit Facility and the Amended and Restated Senior Subordinated Term Loan. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as the 2013 Interest Rate Swap referenced below. The Company does not hold or issue financial instruments for trading purposes.
The table below provides information about the Company's indebtedness as of December 31, 2013 that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2013. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency:

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2014		2015	2016	2017	2018	Thereafter	Total	Fair Value December 31, 2013
Debt
Short-term variable rate (various currencies)	$5.9							$5.9	$5.9
Average interest rate (a)	4.5%
Short-term fixed rate (third party - EUR)	2.0							2.0	2.0
Average interest rate	9.8%
Long-term fixed rate – third party ($US)							$500.0	500.0	491.3
Average interest rate							5.75%
Long-term fixed rate – third party (EUR)				$0.1	$0.1	$0.1	0.6	0.9	0.9
Average interest rate				—	—	—	—
Long-term variable rate – third party ($US)	65.4	(b)	$7.0	7.0	682.0	7.0	665.0	1,433.4	1,439.7
Average interest rate (a)(c)	8.0%		4.0%	4.2%	4.6%	5.1%	5.4%
Total debt	$73.3		$7.0	$7.1	$682.1	$7.1	$1,165.6	$1,942.2	$1,939.8

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR yield curves at December 31, 2013.

(b)
Includes the $58.4 million aggregate principal amount outstanding for the Non-Contributed Loan (the portion of the Amended and Restated Senior Subordinated Term Loan that remains owing from Products Corporation to various third parties) as of December 31, 2013, which loan matures on October 8, 2014, and the quarterly amortization payments required under the Acquisition Term Loan.

(c)
At December 31, 2013, the Amended Term Loan Facility bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The Non-Contributed Loan bears interest at a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, which is payable quarterly in arrears in cash. For discussion of the February 2014 Term Loan Amendment, refer to Note 24, "Subsequent Events - 2014 Term Loan Amendment," to the Consolidated Financial Statements in this Form 10-K.

If any of LIBOR, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, Product Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements, the Non-Contributed Loan under the Amended and Restated Senior Subordinated Term Loan and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2013, an increase in LIBOR of 1% would increase the Company’s annual interest expense by $14.6 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amounts at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at December 31, 2013 was an asset of $2.5 million.
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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value December 31, 2013	Asset (Liability) Fair Value December 31, 2013
Sell Canadian Dollars/Buy USD	0.9505	$20.6	$20.9	$0.3
Sell Australian Dollars/Buy USD	0.9049	15.0	15.4	0.4
Sell Japanese Yen/Buy USD	0.0098	6.2	6.4	0.2
Sell South African Rand/Buy USD	0.0959	4.7	4.8	0.1
Buy Australian Dollars/Sell NZ Dollars	1.1463	4.6	4.4	(0.2)
Sell New Zealand Dollars/Buy USD	0.8200	1.0	1.0	—
Sell Euros/Buy USD	1.3716	0.5	0.5	—
Sell Danish Krone/Buy USD	0.1840	0.3	0.3	—
Total forward contracts		$52.9	$53.7	$0.8
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). The entities acquired in the Colomer Acquisition have been excluded from management's assessment of internal control over financial reporting as of December 31, 2013, because they were acquired by the Company in a business combination in October 2013. These entities are 100% owned subsidiaries whose total assets and total net sales represent approximately 16% and 8%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2013.
Revlon, Inc.'s management determined that as of December 31, 2013, the Company's internal control over financial reporting was effective.
KPMG LLP, the Company's independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2013, has issued a report on the Company's internal control over financial reporting. This report appears on page F-3.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2013, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the integration of the Colomer Acquisition (including the Company’s plans to integrate the operations of Colomer into the Company’s business and its expectations that the Integration Program will deliver cost reductions throughout the combined organization by generating cost synergies and operating efficiencies within the Company's global supply chain and consolidating offices and back office support, and other actions designed to reduce selling, general and administrative expenses, and achieve approximately $30 million to $35 million of annualized cost reductions by the end of 2015, with approximately $10 million to $15 million of these cost reductions expected to benefit 2014 results, at a cost of approximately $45 million to $50 million in the aggregate over 2013 through 2015), any of which, the intended purpose of which would be to create value through improving our financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s vision to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful and to inspire its consumers to express themselves boldly and confidently; and the Company's expectations regarding its strategic goal to optimize the market and financial performance of its portfolio of brands and assets by: (a) managing financial drivers for value creation by being focused on gross profit margin expansion, which includes optimizing price, as well as allocating sales allowances to maximize our return on trade spending, continuing to focus on reducing costs across our global supply chain and focusing on eliminating non-value added general and administrative costs in order to fund reinvestment to facilitate growth; (b) growing our global brands through exceptional innovation and effective brand support by being focused on creating fewer, bigger and better innovations across our brands that are relevant, unique, impactful and distinctive, wanting to continue to build strong brands by focusing on high-quality, consumer-preferred offerings; effective consumer communication; increased levels of effective advertising and promotion; and superb execution and collaboration with our customers; (c) pursuing growth opportunities by being focused on pursuing organic growth opportunities within our existing brand portfolio and existing channels, as well as seeking acquisition opportunities that complement our portfolio and being focused on exploring opportunities to expand our geographical presence in key markets, as appropriate; and (d) improve cash flow by being focused on improving our cash flows through, among other things, continued effective management of our working capital and by focusing on appropriate return on capital spending;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (i) that annualized cost reductions associated with the September 2012 program are expected to be approximately $10 million; and the Company’s expectation that the total net cash paid related to the September 2012 Program will be approximately $25 million (which includes the cash proceeds of $2.7 million received in July 2013 related to the sale of the Company's manufacturing facility in France), of which $3.8 million was paid in 2012, $17.3 million was paid in 2013 and the remainder is expected to be paid in 2014; and (ii) to recognize approximately $1 million of additional charges in 2014 for a total of approximately $22 million related to the December 2013 Program, of which $0.1 million was paid in 2013 and the remainder is expected to be paid in 2014, and that approximately $8 million of cost reductions related to the December 2013 Program will benefit 2014 and that annualized cost reductions thereafter will be approximately $11 million;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2014, including the cash requirements referred to in item (viii) below;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy, integration costs related to the Colomer Acquisition, payments in connection with the Company's purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement benefit plan contributions (including the Company's intent to fund at least the minimum contributions required to meet applicable federal employee benefits and local laws), payments in connection with the Company's restructuring programs, severance and discontinued operations not otherwise included in the Company’s restructuring programs, costs related to litigation, payments in connection with discontinuing certain business lines and/or exiting certain territories and debt and/or equity repurchases (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

(ix)
matters concerning the Company's market-risk sensitive instruments, as well as the Company’s expectations as to the counterparty’s performance, including that any loss arising from any non-performance by the counterparty would not be material and that any risk of loss under its derivative instruments is remote;

(x)
the Company's expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables and accounts payable; and controls on general and administrative spending; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

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

(xv)
the Company’s belief that while the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xvi)
the Company’s beliefs and expectations regarding certain benefits of the Colomer Acquisition, including that it (i) provides cost synergy opportunities; (ii) offers the Company opportunities to achieve additional growth by leveraging the combined Company’s enhanced innovation capability and know-how; and (iii) that its presence in the professional channel will provide benefits to its consumer products business as it will enable the Company to improve its anticipation of consumer trends in hair color and hair care, nail color and nail care, and skin care, as these trends often appear first in salons; and

(xvii)	the Company's plans in connection with integrating Colomer into the Company's business to implement a company-wide, SAP enterprise resource planning system.
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2014 and 2013 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-K, the information available from time to time on such websites shall not be deemed incorporated by reference into this Annual Report on Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in either the Consumer or Professional segment; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring costs, acquisition and integration costs related to the Colomer Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including business combinations, technological breakthroughs, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(ii)
in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as continued volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising, and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the integration of the Colomer Acquisition (including difficulties or delays in and/or the Company’s inability to integrate the Colomer business which could result in less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions and/or less than expected benefits from the Integration Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the Integration Program), as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays or unanticipated costs in achieving the Company’s strategic goals and vision, including due to factors such as (a) difficulties, delays or the Company's inability to build its strong brands, such as due to less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected acceptance of its advertising, promotional and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers in the Consumer or Professional segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers in the Consumer or Professional segments or higher than expected costs and expenses; (b) difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to the reasons set forth in clause (a) above, as well as due to: (i) difficulties, delays in or less than expected results from the Company’s efforts to manage financial drivers for value creation, such as due to higher than expected costs; (ii) difficulties, delays in or less than expected results from the Company’s efforts to grow our global brands through exceptional innovation and effective brand support; (iii) difficulties, delays in or less than expected results from the Company’s efforts to pursue growth opportunities, as well as difficulties, delays in and/or the Company’s inability to complete acquisition opportunities that complement our portfolio, such as difficulties, delays in and/or unanticipated costs in consummating, or the Company’s inability to consummate, transactions to acquire new brands; and (iv) difficulties, delays in and/or the Company’s inability to improve cash flow;

(v)
difficulties, delays or unanticipated costs or charges or less than expected savings and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the September 2012 Program, the December 2013 Program and/or the Integration Program and/or the risk that any of such programs may not satisfy the Company’s objectives;

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

(viii)
higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, tax payments, cash pension plan contributions, post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, integration costs related to the Colomer Acquisition, restructuring costs, severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases and/or costs related to litigation;

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

(xiv)
difficulties, delays in or the Company's inability to exchange Bolivars for U.S. Dollars, whether due to the lack of a market developing for such exchange or otherwise and/or unanticipated adverse impacts to the Company's results of operations such as due to higher than expected exchange rates; and difficulties or delays in the Company's ability to import certain products through CADIVI, SICAD and/or NCFT;

(xv)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings;

(xvi)
difficulties or delays in realizing, or less than anticipated, benefits from the Colomer Acquisition, such as (i) less than expected cost reductions, more than expected costs to achieve the expected cost reductions or delays in achieving the expected cost reductions, such as due to difficulties or delays in and/or the Company’s inability to integrate the Colomer business, in whole or in part, and/or changes in the timing of completing its expected integration actions; and/or (ii) less than expected growth from the Colomer brands, such as due to difficulties, delays, unanticipated costs or the Company’s inability to launch innovative new products within the Professional segment and/or difficulties or delays in and/or the Company’s inability to expand its distribution into new channels; and/or (iii) less than expected synergistic benefits to the Company's Consumer segment from having a presence in the professional channel; and/or

(xvii)	difficulties or delays in and/or less than expected benefits or cost reductions in connection with the Company's plans to implement a company-wide, SAP enterprise resource planning system.
Factors other than those listed above could also cause the Company's results to differ materially from expected results.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A list of Revlon, Inc.'s directors and executive officers and biographical information and other information about them may be found under the caption “Proposal No. 1 - Election of Directors” and "Executive Officers," respectively, of Revlon, Inc.'s Proxy Statement for the 2014 Annual Stockholders' Meeting (the “2014 Proxy Statement”), which sections are incorporated by reference herein.
The information set forth under the caption “Code of Business Conduct and Senior Financial Officer Code of Ethics” in the 2014 Proxy Statement is also incorporated herein by reference.
The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is also incorporated herein by reference.
The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards," “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2014 Proxy Statement is also incorporated herein by reference.
Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2014 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Nominating and Corporate Governance Committee-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.
Item 11.    Executive Compensation
The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation” and “Director Compensation” in the 2014 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Corporate Governance-Board of Directors and its Committees-Compensation Committee-Composition of the Compensation Committee” and “-Compensation Committee Report” in the 2014 Proxy Statement is also incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information” in the 2014 Proxy Statement is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Relationships and Related Transactions” and "Corporate Governance-Board of Directors and its Committees-Controlled Company Exemption" and “Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee,” respectively, in the 2014 Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services set forth under the caption “Audit Fees” in the 2014 Proxy Statement is incorporated herein by reference.
Website Availability of Reports and Other Corporate Governance Information
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director

REVLON, INC. AND SUBSIDIARIES

Independence, charters for Revlon, Inc.'s Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as Revlon, Inc.'s Code of Business Conduct, which includes Revlon, Inc.'s Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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
(3) List of Exhibits:
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Share Sale and Purchase Agreement, dated as of August 3, 2013, by and among Revlon Consumer Products Corporation (“Products Corporation”), Beauty Care Professional Products Participations, S.A., Romol Hair & Beauty Group, S.L., Norvo, S.L. and Staubinus España, S.L. (incorporated by reference to Exhibit 2.1 to Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on August 5, 2013).

3.	Certificate of Incorporation and By-laws.
*3.1	Restated Certificate of Incorporation of Revlon, Inc., dated February 25, 2014.
3.2	Amended and Restated By-Laws of Revlon, Inc., dated as of May 1, 2009 (incorporated by reference to Exhibit 3.1 of Revlon, Inc.’s Current Report on Form 8-K filed with the SEC on April 29, 2009).
4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1
Third Amended and Restated Term Loan Agreement dated as of May 19, 2011 (the "2011 Term Loan Agreement"), among Products Corporation, as borrower, the lenders party thereto, Citigroup Global Markets Inc. ("CGMI"), J.P. Morgan Securities LLC ("JPM Securities"), Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Credit Suisse Securities (USA) LLC ("Credit Suisse") and Wells Fargo Securities, LLC ("WFS"), as the joint lead arrangers; CGMI, JPM Securities, Merrill Lynch, Credit Suisse, WFS and Natixis, New York Branch ("Natixis"), as joint bookrunners; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; Credit Suisse, Wells Fargo Bank, N.A. and Natixis, as co-documentation agents; and Citicorp USA, Inc. ("CUSA"), as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on May 20, 2011 (the "Products Corporation May 20, 2011 Form 8-K")).

4.2
Amendment No. 1 to Credit Agreement, dated as of February 21, 2013, to the Third Amended and Restated Term Loan Agreement, dated as of May 19, 2011, among Products Corporation, as borrower, CUSA, as Administrative Agent and Collateral Agent, and each lender thereunder (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on February 21, 2013).

4.3
Amendment No. 2 to Term Loan Agreement, dated as of August 19, 2013, among Products Corporation, CUSA, as Administrative Agent and Collateral Agent (each as defined therein), and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to Products Corporation's Form 8-K filed with the SEC on August 19, 2013 (the "Products Corporation August 19, 2013 Form 8-K")).

4.4
Incremental Amendment, dated as of August 19, 2013, to the Amended Term Loan Agreement, among Products Corporation, CUSA, as Administrative Agent and Collateral Agent (each as defined therein), and the Lenders (as defined therein) (incorporated by reference to Exhibit 4.2 to the Products Corporation August 19, 2013 Form 8-K).

4.5
Third Amended and Restated Revolving Credit Agreement, dated as of June 16, 2011 (the "2011 Revolving Credit Agreement"), among Products Corporation and certain of its foreign subsidiaries, as borrowers, and CGMI and Wells Fargo Capital Finance, LLC ("WFCF"), as the joint lead arrangers; CGMI, WFCF, Merrill Lynch, JPM Securities and Credit Suisse, as joint bookrunners; and CUSA, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Products Corporation filed with the SEC on June 17, 2011 (the "Products Corporation June 17, 2011 Form 8-K")).

4.6
Amendment No. 1 to Revolving Credit Agreement, dated as of August 14, 2013 ("Amendment No. 1"), among Products Corporation, the Local Borrowing Subsidiaries (as defined therein) from time to time party thereto, CUSA, as Administrative Agent and Collateral Agent (as defined therein), and the Lenders and Issuing Lenders (each as defined therein) (incorporated by reference to Exhibit 4.1 to Products Corporation's Form 8-K filed with the SEC on August 15, 2013).

4.7
Incremental Amendment, dated as of December 24, 2013, to the 2011 Revolving Credit Agreement (as amended by Amendment No. 1), among Products Corporation, the Local Borrowing Subsidiaries (as defined therein) from time to time party thereto, CUSA, as Administrative Agent and Collateral Agent (as defined therein), and the Lenders and Issuing Lenders (each as defined therein) (incorporated by reference to Exhibit 4.1 to Products Corporation's Form 8-K filed with the SEC on December 24, 2013).

4.8
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

4.9
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

4.10
Amended and Restated Guaranty, dated as of March 11, 2010, by and among Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation, in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.5 to the Products Corporation March 16, 2010 Form 8-K).

4.11	Form of Revolving Credit Note under the 2011 Revolving Credit Agreement (incorporated by reference to Exhibit 4.3 to the Products Corporation June 17, 2011 Form 8-K).
4.12
Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.8 to the Products Corporation March 16, 2010 Form 8-K).

4.13
Third Amended and Restated Copyright Security Agreement, dated as of March 11, 2010, among Almay, Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.9 to the Products Corporation March 16, 2010 Form 8-K).

4.14
Third Amended and Restated Patent Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.10 to the Products Corporation March 16, 2010 Form 8-K).

4.15
Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Products Corporation and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.11 to the Products Corporation March 16, 2010 Form 8-K).

4.16
Third Amended and Restated Trademark Security Agreement, dated as of March 11, 2010, among Charles Revson Inc. and CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.12 to the Products Corporation March 16, 2010 Form 8-K).

4.17	Form of Term Loan Note under the 2011 Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Products Corporation May 20, 2011 Form 8-K).
4.18
Amended and Restated Term Loan Guaranty, dated as of March 11, 2010, by Revlon, Inc., Products Corporation and certain domestic subsidiaries of Products Corporation in favor of CUSA, as collateral agent for the secured parties (incorporated by reference to Exhibit 4.14 to the Products Corporation March 16, 2010 Form 8-K).

4.19
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

4.20
Reaffirmation Agreement, dated as of August 19, 2013, among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and CUSA, as Collateral Agent (as defined therein) in connection with the Amended Term Loan (incorporated by reference to Exhibit 4.4 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2013 filed with the SEC on October 24, 2013 (the "Products Corporation Q3 2013 Form 10-Q")).

4.21
Reaffirmation Agreement, dated as of August 14, 2013, among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and CUSA, as Collateral Agent (as defined therein) in connection with the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 4.5 to the Products Corporation Q3 2013 Form 10-Q).

4.22
Reaffirmation Agreement, dated as of December 24, 2013, among Products Corporation, Revlon, Inc., certain domestic subsidiaries of Products Corporation and CUSA, as Collateral Agent (as defined therein) in connection with the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 4.22 to Products Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 5, 2014 (the "Products Corporation 2013 Form 10-K")).

4.23	Master Assignment and Acceptance, dated as of May 19, 2011 among certain lenders and Citibank, N.A. (incorporated by reference to Exhibit 4.3 to the Products Corporation May 20, 2011 Form 8-K).
4.24
Indenture, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation as guarantors thereto, and U.S. Bank National Association, as trustee, relating to Products Corporation's 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”) (incorporated by reference to Exhibit 4.3 to the Products Corporation Q1 2013 Form 10-Q).

4.25	Form of 5.75% Senior Notes (included in Exhibit 4.24) (incorporated by reference to Exhibit 4.4 to the Products Corporation Q1 2013 Form 10-Q).
4.26
Registration Rights Agreement, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation and CGMI, as representative of the several initial purchasers of the 5.75% Senior Notes (incorporated by reference to Exhibit 4.5 to the Products Corporation Q1 2013 Form 10-Q).

4.26
Supplemental Indenture, dated as of February 8, 2013, among Products Corporation, Revlon, Inc. and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Products Corporation Q1 2013 Form 10-Q).

4.27
Supplemental Indenture, dated as of January 21, 2014, among Products Corporation, Revlon, Inc. and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 to the Products Corporation 2013 Form 10-K).

10.	Material Contracts.
10.1
Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and between Products Corporation, as the borrower, and MacAndrews & Forbes, as the initial lender (incorporated by reference to Exhibit 10.1 to Products Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012 (the "Products Corporation May 1, 2012 Form 8-K")).

10.2
Administrative Letter Agreement in connection with the Amended and Restated Senior Subordinated Term Loan Agreement, dated as of April 30, 2012, by and among Products Corporation, as the borrower, MacAndrews & Forbes, as the initial lender and Citibank, N.A., as the administrative agent for the Non-Contributed Loan (incorporated by reference to Exhibit 10.2 to the Products Corporation May 1, 2012 Form 8-K).

10.3
Stipulation and Agreement of Compromise, Settlement and Release, dated as of July 20, 2012, by and among Fidelity Management & Research Company and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC, on behalf of certain managed mutual funds and other accounts, on the one hand, and Ronald O. Perelman, Barry F. Schwartz, David L. Kennedy, Alan T. Ennis, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg, Ann D. Jordan, Debra L. Lee, Tamara Mellon, Kathi P. Seifert, Revlon, Inc. and MacAndrews & Forbes, on the other hand (Confidential information has been omitted from this exhibit and filed separately with the SEC. Revlon, Inc. has requested confidential treatment from the SEC with respect to this omitted information) (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2012 filed with the SEC on July 31, 2012).

10.4
Stipulation of Settlement, dated October 8, 2012, by and among: (i) Richard Smutek, derivatively in the right of and for the benefit of nominal defendant Revlon, Inc.; (ii) nominal defendant Revlon, Inc.; and (iii) Ronald O. Perelman, Barry F. Schwartz, David L. Kennedy, Alan T. Ennis, Alan S. Bernikow, Paul J. Bohan, Meyer Feldberg, Ann D. Jordan, Debra L. Lee, Tamara Mellon, Kathi P. Seifert and MacAndrews & Forbes (Revlon, Inc., together with such directors and MacAndrews & Forbes, the "Defendants") (incorporated by reference to Exhibit 10.1 to Revlon, Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2012 filed with the SEC on October 25, 2012 (the "Revlon, Inc. Q3 2012 Form 10-Q")).

10.5
Stipulation and Agreement of Compromise, Settlement and Release, dated October 8, 2012, by and among: (i) the plaintiffs in the actions captioned Mercier v. Perelman, et al., C.A. No. 4532-VCL (Del. Ch.); Jurkowitz v. Perelman, et al., C.A. No. 4557-VCL (Del. Ch.); Lefkowitz v. Revlon, Inc., et al., C.A. No. 4563-VCL (Del. Ch.); Heiser v. Revlon, Inc., et al., C.A. No. 4578-VCL (Del. Ch.); Gutman v. Perelman, et al., C.A. No. 5158-VCL (Del. Ch.); Corneck v. Perelman, et al., C.A. No. 5160-VCL (Del. Ch.), which were consolidated under the caption In re Revlon, Inc. Shareholders Litigation, C.A. No. 4578-VCL (Del. Ch.); Garofalo v. Revlon, Inc., et al., C.A. No. 1:09-CV-01008-GMS (D. Del.); and Sullivan v. Perelman, et al., No. 650257/2009 (N.Y. Sup. Ct.); and (ii) the Defendants (incorporated by reference to Exhibit 10.1 to the Revlon, Inc. Q3 2012 Form 10-Q.

10.6
Amendment No.1, dated March 7, 2013, to Stipulation and Agreement of Compromise, Settlement and Release, dated October 8, 2012, by and among: (i) the plaintiffs in the actions captioned Mercier v. Perelman, et al., C.A. No. 4532-VCL (Del. Ch.); Jurkowitz v. Perelman, et al., C.A. No. 4557-VCL (Del. Ch.); Lefkowitz v. Revlon, Inc., et al., C.A. No. 4563-VCL (Del. Ch.); Heiser v. Revlon, Inc., et al., C.A. No. 4578-VCL (Del. Ch.); Gutman v. Perelman, et al., C.A. No. 5158-VCL (Del. Ch.); Corneck v. Perelman, et al., C.A. No. 5160-VCL (Del. Ch.), which were consolidated under the caption In re Revlon, Inc. Shareholders Litigation, C.A. No. 4578-VCL (Del. Ch.); Garofalo v. Revlon, Inc., et al., C.A. No. 1:09-CV-01008-GMS (D. Del.); and Sullivan v. Perelman, et al., No. 650257/2009 (N.Y. Sup. Ct.); and (ii) the Defendants named therein (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the SEC on April 25, 2013.)

10.7
Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes, Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on February 25, 2002).

10.8
Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Inc., Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.9
Letter Agreement and Release, dated as of October 1, 2013, between Products Corporation and Alan T. Ennis (incorporated by reference to Exhibit 10.2 to Revlon, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed with the SEC on October 24, 2013 (the "Revlon, Inc. Q3 2013 Form 10-Q")).

10.10
Employment Agreement, dated as of October 31, 2013, by and between Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.19 to Products Corporation’s Amendment No. 3 to Form S-4 filed with the SEC on November 15, 2013).

10.11
Amended and Restated Employment Agreement, dated as of February 14, 2011, between Products Corporation and Robert K. Kretzman (incorporated by reference to Exhibit 10.5 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 17, 2011).

10.12	Employment Agreement, dated as of July 30, 2013, between Products Corporation and Lawrence Alletto (incorporated by reference to Exhibit 10.1 to the Revlon, Inc. Q3 2013 Form 10-Q).
10.13
Amended and Restated Employment Agreement, dated as of May 1, 2009, between Products Corporation and Chris Elshaw (incorporated by reference to Exhibit 10.7 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on February 25, 2010 (the “Revlon, Inc. 2009 Form 10-K”)).

10.14
Third Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Exhibit 4.1 to Revlon, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 10, 2007).

10.15	Revlon Executive Incentive Compensation Plan (incorporated by reference to Annex C to Revlon, Inc.’s Annual Proxy Statement on Schedule 14A filed with the SEC on April 21, 2010).

10.16
Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the “PEP”) (incorporated by reference to Exhibit 10.15 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

10.17	Amendment to the PEP, dated as of May 28, 2009 (incorporated by reference to Exhibit 10.13 to the Revlon, Inc. 2009 Form 10-K).
10.18
Executive Supplemental Medical Expense Plan Summary, dated July 2000 (incorporated by reference to Exhibit 10.10 to Revlon, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 21, 2003).

10.19
Benefit Plans Assumption Agreement, dated as of July 1, 1992, by and among Revlon Holdings, Revlon, Inc. and Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the SEC on March 12, 1993).

10.20
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

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by Barry F. Schwartz.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by Diana F. Cantor.
*24.5	Power of Attorney executed by Viet D. Dinh.
*24.6	Power of Attorney executed by Meyer Feldberg.
*24.7	Power of Attorney executed by David L. Kennedy.
*24.8	Power of Attorney executed by Robert K. Kretzman.
*24.9	Power of Attorney executed by Ceci Kurzman
*24.10	Power of Attorney executed by Debra L. Lee.
*24.11	Power of Attorney executed by Tamara Mellon
*24.12	Power of Attorney executed by Kathi P. Seifert.

*24.13	Power of Attorney executed by Cristiana Falcone Sorrell.
*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated March 5, 2014, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Lawrence B. Alletto, Chief Financial Officer, dated March 5, 2014, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated March 5, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Lawrence B. Alletto, Chief Financial Officer, dated March 5, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Revlon, Inc.:

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revlon, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Such report contains an explanatory paragraph relating to the exclusion from management’s assessment of and from our evaluation of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013 associated with the acquisition of The Colomer Group Participations, S.L.

/s/ KPMG LLP

New York, New York
March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Revlon, Inc.:

We have audited Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Revlon, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Revlon, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Revlon, Inc. and subsidiaries acquired The Colomer Group Participations, S.L. in October 2013, and management excluded from its assessment of the effectiveness of Revlon, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, The Colomer Group Participations, S.L.’s internal control over financial reporting, which is associated with total assets of 16% and total net sales of 8% included in the consolidated financial statements of Revlon, Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Revlon, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of The Colomer Group Participations, S.L.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Revlon, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 5, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 5, 2014

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$244.1	$116.3
Trade receivables, less allowance for doubtful accounts of $4.2 and $3.5 as of December 31, 2013 and 2012, respectively	253.5	216.0
Inventories	175.0	114.7
Deferred income taxes – current	65.1	48.5
Prepaid expenses and other	61.4	45.7
Total current assets	799.1	541.2
Property, plant and equipment, net of accumulated depreciation of $243.1 and $226.0 as of December 31, 2013 and 2012, respectively	195.9	99.5
Deferred income taxes – noncurrent	179.6	215.2
Goodwill	474.7	217.8
Intangible assets, net of accumulated amortization of $19.0 and $29.7 as of December 31, 2013 and 2012, respectively	354.7	68.8
Other assets	119.9	94.1
Total assets	$2,123.9	$1,236.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$7.9	$5.0
Current portion of long-term debt	65.4	21.5
Accounts payable	165.7	101.9
Accrued expenses and other	313.7	276.3
Redeemable preferred stock	—	48.4
Total current liabilities	552.7	453.1
Long-term debt	1,862.3	1,145.8
Long-term pension and other post-retirement plan liabilities	118.3	233.7
Other long-term liabilities	187.1	53.3
Commitments and contingencies
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 53,231,651 and 49,986,651 shares issued as of December 31, 2013 and 2012, respectively	0.5	0.5
Class B Common Stock, par value $0.01 per share; 200,000,000 shares authorized; nil and 3,125,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	1,015.3	1,015.1
Treasury stock, at cost: 754,853 shares of Class A Common Stock as of December 31, 2013 and 2012, respectively	(9.8)	(9.8)
Accumulated deficit	(1,452.7)	(1,446.9)
Accumulated other comprehensive loss	(149.8)	(208.2)
Total stockholders’ deficiency	(596.5)	(649.3)
Total liabilities and stockholders’ deficiency	$2,123.9	$1,236.6

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011

Net sales	$1,494.7	$1,396.4	$1,347.5
Cost of sales	545.1	493.8	481.2
Gross profit	949.6	902.6	866.3
Selling, general and administrative expenses	731.7	682.6	660.2
Acquisition and integration costs	25.4	—	—
Restructuring charges and other, net	3.5	20.5	—
Operating income	189.0	199.5	206.1
Other expenses, net:
Interest expense	73.8	79.1	84.9
Interest expense – preferred stock dividends	5.0	6.5	6.4
Amortization of debt issuance costs	5.2	5.3	5.3
Loss on early extinguishment of debt	29.7	—	11.2
Foreign currency losses, net	3.7	2.8	4.7
Miscellaneous, net	1.0	0.9	1.6
Other expenses, net	118.4	94.6	114.1
Income from continuing operations before income taxes	70.6	104.9	92.0
Provision for income taxes	46.0	43.7	36.8
Income from continuing operations, net of taxes	24.6	61.2	55.2
Loss from discontinued operations, net of taxes	(30.4)	(10.1)	(1.8)
Net (loss) income	$(5.8)	$51.1	$53.4
Other comprehensive income (loss):
Currency translation adjustment, net of tax (a)	(4.1)	(1.5)	(8.3)
Amortization of pension related costs, net of tax (b)(e)	7.7	9.4	3.6
Pension re-measurement, net of tax (c)	53.3	(15.4)	(45.9)
Pension curtailment gain	—	0.2	—
Revaluation of derivative financial instruments, net of tax(d)	1.5	—	—
Other comprehensive income (loss)	58.4	(7.3)	(50.6)
Total comprehensive income	$52.6	$43.8	$2.8

Basic (loss) earnings per common share:
Continuing operations	$0.47	$1.17	$1.06
Discontinued operations	(0.58)	(0.19)	(0.04)
Net (loss) income	$(0.11)	$0.98	$1.02

Diluted (loss) earnings per common share:
Continuing operations	$0.47	$1.17	$1.06
Discontinued operations	(0.58)	(0.19)	(0.04)
Net (loss) income	$(0.11)	$0.98	$1.02

Weighted average number of common shares outstanding:
Basic	52,356,798	52,348,636	52,173,906
Diluted	52,357,729	52,356,882	52,331,807

(a)	Net of tax expense of $3.3 million, $1.0 million and $1.8 million for each year ended December 31, 2013, 2012 and 2011, respectively.

(b)	Net of tax benefit of $(1.2) million, $(1.0) million and $(2.0) million for each year ended December 31, 2013. 2012 and 2011, respectively.

(c)	Net of tax (benefit) expense of $(33.5) million, $7.2 million and $30.1 million for each year ended December 31, 2013, 2012 and 2011, respectively.

(d)	Net of tax benefit of $(1.0) million for the year ended December 31, 2013.

(e)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 16, “Savings Plan, Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2011	$0.5	$1,012.0	$(7.2)	$(1,551.4)	$(150.3)	$(696.4)
Treasury stock acquired, at cost (a)			(1.4)			(1.4)
Stock-based compensation amortization		1.9				1.9
Excess tax benefits from stock-based compensation		0.2				0.2
Net income				53.4		53.4
Other comprehensive loss, net (b)					(50.6)	(50.6)
Balance, December 31, 2011	0.5	1,014.1	(8.6)	(1,498.0)	(200.9)	(692.9)
Treasury stock acquired, at cost (a)			(1.2)			(1.2)
Stock-based compensation amortization		0.3				0.3
Excess tax benefits from stock-based compensation		0.7				0.7
Net income				51.1		51.1
Other comprehensive loss, net (b)					(7.3)	(7.3)
Balance, December 31, 2012	0.5	1,015.1	(9.8)	(1,446.9)	(208.2)	(649.3)
Stock-based compensation amortization		0.2				0.2
Net loss				(5.8)		(5.8)
Other comprehensive income, net (b)					58.4	58.4
Balance, December 31, 2013	$0.5	$1,015.3	$(9.8)	$(1,452.7)	$(149.8)	$(596.5)

(a)
Pursuant to the share withholding provision of the Third Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain employees, in lieu of paying withholding taxes on the vesting of certain restricted stock, authorized the withholding of an aggregate 83,582 and 138,433 shares of Revlon, Inc. Class A Common Stock during 2012 and 2011, respectively, to satisfy the minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method, at a weighted average price per share of $14.20 and $10.07 during 2012 and 2011, respectively, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the respective vesting dates, for a total of $1.2 million and $1.4 million, respectively. For details on such withholding taxes on the vesting of certain restricted stock, see Note 17, “Stockholders’ Deficiency - Treasury Stock”.

(b)
See Note 19, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income during the years ended December 31, 2013, 2012 and 2011.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5.8)	$51.1	$53.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76.7	64.9	60.6
Amortization of debt discount	1.5	2.1	2.5
Stock compensation amortization	0.2	0.3	1.9
Provision for deferred income taxes	30.8	28.4	13.4
Loss on early extinguishment of debt	29.7	—	11.2
Amortization of debt issuance costs	5.2	5.3	5.3
Insurance proceeds for property, plant and equipment	(13.1)	—	—
(Gain) loss on sale of certain assets	(2.9)	0.4	—
Pension and other post-retirement (income) costs	(0.2)	4.0	5.2
Change in assets and liabilities:
Decrease (increase) in trade receivables	40.1	(4.7)	(18.3)
Decrease (increase) in inventories	10.2	(4.4)	3.6
Decrease (increase) in prepaid expenses and other current assets	7.5	(2.9)	0.2
Increase in accounts payable	19.0	4.5	5.0
(Decrease) increase in accrued expenses and other current liabilities	(10.2)	47.3	20.1
Pension and other post-retirement plan contributions	(18.5)	(29.8)	(31.5)
Purchases of permanent displays	(44.5)	(43.2)	(41.3)
Other, net	(2.4)	(19.2)	(3.3)
Net cash provided by operating activities	123.3	104.1	88.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28.6)	(20.9)	(13.9)
Business acquisitions, net of cash and cash equivalents acquired	(627.6)	(66.2)	(39.0)
Insurance proceeds for property, plant and equipment	13.1	—	—
Proceeds from the sale of certain assets	3.7	0.8	0.3
Net cash used in investing activities	(639.4)	(86.3)	(52.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(6.3)	6.3	0.2
Borrowings under the Acquisition Term Loan	698.3	—	—
Proceeds from the issuance of the 5¾% Senior Notes	500.0	—	—
Borrowings under the 2011 Term Loan	—	—	796.0
Repayments under the 2011 Term Loan	(113.0)	(8.0)	(4.0)
Repayment of the 9¾% Senior Secured Notes	(330.0)	—	—
Redemption of Preferred Stock	(48.6)	—	—
Repayments under the 2010 Term Loan Facility	—	—	(794.0)
Payment of financing costs	(48.8)	(0.4)	(4.3)
Other financing activities	(2.6)	(1.3)	(1.4)
Net cash provided by (used in) financing activities	649.0	(3.4)	(7.5)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	0.2	(2.9)
Net increase in cash and cash equivalents	127.8	14.6	25.0
Cash and cash equivalents at beginning of period	116.3	101.7	76.7
Cash and cash equivalents at end of period	$244.1	$116.3	$101.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$72.5	$78.6	$85.0
Income taxes, net of refunds	12.7	18.0	20.5
Preferred stock dividends	6.2	6.2	6.2
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy minimum tax withholding liabilities	$—	$1.2	$1.4
See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently. The Company operates in two segments, the consumer division (“Consumer”) and the professional division (“Professional”), and manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large mass volume retailers and chain drug and food stores (collectively, the “mass retail channel”) in the U.S. and internationally, as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors in the U.S. and internationally.
Unless the context otherwise requires, all references to the Company mean Revlon, Inc. and its subsidiaries. Revlon, Inc., as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation, and in 2013, 2012 and 2011 included $8.1 million, $19.3 million and $7.4 million, respectively, in expenses incidental to being a public holding company.
The accompanying Consolidated Financial Statements include the accounts of the Company after the elimination of all material intercompany balances and transactions.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets, deferred tax valuation allowances, reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its business operations in China, effective December 31, 2013, the Company is reporting the results of its China operations within loss from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive Income. Accordingly, prior year amounts have been restated to conform to this presentation. See Note 4, "Discontinued Operations" for further discussion.

Cash and Cash Equivalents:
Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $1.2 million and $3.4 million as of December 31, 2013 and 2012, respectively. Accounts payable includes $6.4 million and $8.3 million of outstanding checks not yet presented for payment at December 31, 2013 and 2012, respectively.
Certain of the Company's foreign subsidiaries utilize a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows the participating entities to withdraw cash from the financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, such overdrafts would be recorded within short-term borrowings in the consolidated balance sheet and reflected as financing activities in the consolidated statement of cash flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2013, the Company had $3.2 million of such overdrafts recorded in short-term borrowings and $3.2 million of restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

Trade Receivables:
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at December 31, 2013 and 2012, respectively. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and evaluations of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of operations and comprehensive income when received. At December 31, 2013 and 2012, the Company's three largest customers accounted for an aggregate of approximately 30% and 31%, respectively, of outstanding trade receivables.

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

Property, Plant and Equipment and Other Assets:
Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings, 10 to 50 years; machinery and equipment, 3 to 15 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 5 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or the terms of the leases or remaining life of the original structure, respectively, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. See Note 7, “Property, Plant and Equipment, Net” for further discussion of the above.
Included in other assets are permanent wall displays amounting to $62.7 million and $60.8 million as of December 31, 2013 and 2012, respectively, which are amortized generally over a period of 1 to 5 years. In the event of product discontinuances, from time to time the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $39.2 million, $36.0 million and $35.2 million for 2013, 2012 and 2011, respectively. The Company has also included, in other assets, net deferred financing costs related to the issuance of the Company’s debt instruments amounting to $32.5 million and $15.3 million as of December 31, 2013 and 2012, respectively, which are amortized over the terms of the related debt instruments using the effective-interest method.
Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. In connection with integrating Colomer into the Company's business, the Company plans to implement a company-wide, SAP enterprise resource planning system. As a result, the Company recognized a $5.9 million impairment charge related to in-progress capitalized software development costs for the year ended December 31, 2013. These charges are included within acquisition and integration costs in the Company's Consolidated Statements of Operations and Comprehensive Income. There was no significant impairment of long-lived assets in the years ended December 31, 2012 and 2011.

Goodwill:
Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. Goodwill is not amortized, but rather is reviewed annually for impairment at the reporting unit level using September 30th carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. For the 2013 and 2012 annual impairment tests, the Company performed a qualitative assessment to determine whether it would be necessary to perform the two-step goodwill impairment test. The Company did not record any impairment of goodwill during the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013, there have been no significant events since the

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

timing of the Company’s annual impairment test that would have triggered additional impairment testing. See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's goodwill.

Intangible Assets, net:
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses. Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually on September 30th, similar to goodwill, and an impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized. Finite-lived intangible assets are considered for impairment upon certain “triggering events” and an impairment is recognized if the carrying amount exceeds the fair value of the intangible asset. There was no impairment of intangible assets in the years ended December 31, 2013, 2012 and 2011. See Note 2, “Business Combinations” and Note 8, “Goodwill and Intangible Assets, Net” for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.

Revenue Recognition:
Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales are comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as set forth in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. The Company records sales returns as a reduction to sales and cost of sales, and an increase to accrued liabilities and inventories. Returned products, which are recorded as inventories, are valued based upon the amount that the Company expects to realize upon their subsequent disposition. The physical condition and marketability of the returned products are the major factors considered by the Company in estimating their realizable value.
Revenues derived from licensing arrangements, including any pre-payments, are recognized in the period in which they are earned, but not before the initial license term commences.

Cost of Sales:
Cost of sales includes all of the costs to manufacture the Company's products. For products manufactured in the Company's own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations and comprehensive income when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with any free products included as sales and promotional incentives. These incentive costs are recognized on the later of the date that the Company recognizes the related revenue or the date on which the Company offers the incentive.

Selling, General and Administrative Expenses:
Selling, general and administrative (“SG&A”) expenses include expenses to advertise the Company's products, such as television advertising production costs and air-time costs, print advertising costs, digital marketing costs, promotional displays and consumer promotions. SG&A expenses also include the amortization of permanent wall displays and intangible assets, depreciation of certain fixed assets, distribution costs (such as freight and handling), non-manufacturing overhead (principally personnel and related expenses), insurance and professional fees.

Advertising:
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs which are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $273.2 million, $252.6 million and $256.3 million for 2013, 2012 and 2011, respectively, and were included in SG&A expenses in the Company's Consolidated Statements of Operations and Comprehensive

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time to time the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.

Distribution Costs:
Costs, such as freight and handling costs, associated with product distribution are expensed within SG&A expenses when incurred. Distribution costs were $66.5 million, $61.1 million and $60.2 million for 2013, 2012 and 2011, respectively.

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

Research and Development:
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2013, 2012 and 2011 for research and development expenditures were $26.9 million, $24.2 million and $23.8 million, respectively.

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
Venezuela - Highly-Inflationary Economy: Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for the Company’s subsidiary in Venezuela (“Revlon Venezuela”). As Venezuela is designated as highly inflationary, currency translation adjustments of Revlon Venezuela’s balance sheet are reflected in earnings.
Venezuela - Currency Restrictions: Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted Revlon Venezuela’s ability to obtain U.S. dollars in exchange for Venezuelan Bolivars ("Bolivars") at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, the Comisión de Administracion de Divisas (“CADIVI”). In May 2010, the Venezuelan government took control over the previously freely-traded foreign currency exchange market and, in June 2010, replaced it with a new foreign currency exchange system, the Sistema de Transacciones en Moneda Extranjera (“SITME”). SITME provided a mechanism to exchange Bolivars into U.S. dollars. However, U.S. dollars accessed through SITME could only be used for product purchases and related services, such as freight, and are not available for other transactions, such as the payment of dividends. Also, SITME could only be used for amounts of up to $50,000 per day, subject to a monthly maximum of $350,000 per legal entity, and was generally only available to the extent the applicant has not exchanged and received U.S. dollars from CADIVI within the previous 90 days. In the second quarter of 2011, the Company began using a SITME rate of 5.5 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements, as this was the rate at which the Company accessed U.S. dollars in the SITME market during this period (the “SITME Rate”). The Company had previously utilized Venezuela’s official exchange rate of 4.3 Bolivars per U.S. dollar to translate Revlon Venezuela’s financial statements from January 1, 2010 through March 31, 2011. Through December 31, 2012, the Company continued using the SITME Rate to translate Revlon Venezuela’s financial statements.
To reflect the impact of the change in exchange rates from Venezuela’s official exchange rate to the SITME Rate, a foreign currency loss of $1.7 million was recorded in earnings in the second quarter of 2011.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Venezuela - 2013 Currency Devaluation: On February 8, 2013, the Venezuelan government announced the devaluation of its local currency, Bolivars, relative to the U.S. Dollar, effective beginning February 13, 2013. The devaluation changed the official exchange rate to 6.30 Bolivars per U.S. Dollar (the "Official Rate"). The Venezuelan government also announced that the SITME currency market administered by the central bank would be eliminated.
As a result of the elimination of the SITME market, the Company began using the Official Rate of 6.30 Bolivars per U.S. Dollar to translate Revlon Venezuela’s financial statements beginning in the first quarter of 2013. For the year ended December 31, 2013, the devaluation of the local currency had the impact of reducing reported net sales by $2.2 million and reducing reported operating income by $0.6 million. Additionally, to reflect the impact of the currency devaluation, a one-time foreign currency loss of $0.6 million was recorded in earnings in the first quarter of 2013 as a result of the required re-measurement of Revlon Venezuela’s balance sheet.

Basic and Diluted Income per Common Share and Classes of Stock:
Shares used in basic income per share are computed using the weighted average number of common shares outstanding each period. Shares used in diluted income per share include the dilutive effect of unvested restricted shares and outstanding stock options under the Stock Plan using the treasury stock method. (See Note 15, "Basic and Diluted Earnings Per Common Share").

Stock-Based Compensation:
The Company recognizes stock-based compensation costs for its stock options and restricted stock, measured at the fair value of each award at the time of grant, as an expense over the vesting period of the instrument. Upon the exercise of stock options or the vesting of restricted stock, any resulting tax benefits are recognized in additional paid-in-capital. Any resulting tax deficiencies are recognized in the consolidated statements of operations and comprehensive income as tax expense to the extent that the tax deficiency amount exceeds any existing additional paid-in-capital resulting from previously realized excess tax benefits from previous awards. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.

Derivative Financial Instruments:
The Company is exposed to certain risks relating to its ongoing business operations. The Company uses derivative financial instruments, including (i) foreign currency forward exchange contracts (“FX Contracts”) intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (ii) interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. See Note 13, “Financial Instruments” for further discussion of the Company's FX Contracts.
Interest Rate Swap
In November 2013, Products Corporation executed the 2013 Interest Rate Swap (as hereinafter defined), which has been designated as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan (as hereinafter defined). The Company records changes in the fair value of cash flow hedges that are designated as effective instruments as a component of accumulated other comprehensive income.  Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. Gains and losses deferred in accumulated other comprehensive income are recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction.  See Note 13, “Financial Instruments” for further discussion of the Company's 2013 Interest Rate Swap.

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” These amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company prospectively adopted ASU No. 2013-02 beginning January 1, 2013, and has provided the required disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The Company adopted the provisions of ASU No. 2013-11 on a prospective basis as of December 31, 2013 and the Company has reflected the impact of such adoption in its presentation of assets and liabilities on the consolidated balance sheet.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The table below details the proceeds received and the income recognized to date for the inventory and business interruption and property claims:

	Inventory	Business Interruption and Property	Total
Insurance proceeds received in 2011	$4.7	$15.0	$19.7
Insurance proceeds received in 2012	3.7	2.9	6.6
Total proceeds received as of December 31, 2012	8.4	17.9	26.3
Income from insurance recoveries recognized in 2011 and 2012(a)	(3.5)	(13.9)	(17.4)
Deferred income balance as of December 31, 2012	4.9	4.0	8.9
Insurance proceeds received in 2013	3.4	14.1	17.5
Gain from insurance proceeds for the year ended December 31, 2013(a)	(8.3)	(18.1)	(26.4)
Deferred income balance as of December 31, 2013	$—	$—	$—

(a) The gain from insurance proceeds and income from insurance recoveries is included within selling, general and administrative (“SG&A”) expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income in the respective periods.

In 2013, the Company recorded an accrual of $7.6 million for estimated clean-up costs related to the destroyed facility in Venezuela. The accrual is included within accrued expenses and other and SG&A expenses in the Company's Consolidated Financial Statements as of and for the year ended December 31, 2013.

2. BUSINESS COMBINATIONS
The Colomer Acquisition
On October 9, 2013 (the "Acquisition Date"), Products Corporation completed its acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), a Spanish company which primarily manufactures, markets and sells professional products to hair and nail salons and other professional channels under brands such as Revlon Professional, CND, including CND Shellac, and American Crew, as well as retail and multi-cultural products lines, pursuant to a share sale and purchase agreement (the "Purchase Agreement") which Products Corporation entered into on August 3, 2013. The cash purchase price was $664.5 million, which Products Corporation financed with proceeds from the Acquisition Term Loan under the Amended Term Loan Facility (both as hereinafter defined). The Colomer Acquisition provides the Company with broad brand, geographic and channel diversification and substantially expands the Company's business, providing both distribution into new channels and cost synergy opportunities.
The results of operations of the Colomer business are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date. For the net sales and segment profit related to Colomer's operations for the period from the Acquisition Date through December 31, 2013, refer to the Professional segment disclosure in Note 23, "Segment Data and Related Information".
For the year ended December 31, 2013, the Company incurred $25.4 million of acquisition and integration costs in the Consolidated Statements of Income and Comprehensive Income, which consist of $12.9 million of acquisition costs and $12.5 million of integration costs related to the Colomer Acquisition. The acquisition costs primarily include legal and consulting fees to complete the Colomer Acquisition. The integration costs consist of non-restructuring costs related to the Company's plans to integrate Colomer's operations into the Company's business, and for 2013 primarily includes an impairment of in-progress capitalized software development costs and employee-related costs related to management changes.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Purchase Price
The components of the $664.5 million purchase price are as follows:

As of October 9, 2013
Share purchase price(1)	$545.6
Leakages(2)	(3.8)
Shareholder loans(3)	122.7
Total purchase price	$664.5
(1)  All of Colomer’s 10,227 shares outstanding on the Acquisition Date were purchased for a total of $538.4 million. In addition, interest on the share price from the locked box date of June 30, 2013 through the Acquisition Date totaled $7.2 million, for a total share purchase price of $545.6 million.

(2)	According to the Purchase Agreement, certain leakages, such as certain fees and other items incurred by Colomer between June 30, 2013 and the Acquisition Date, were reductions to the purchase price.

(3)
The purchase price included the payment of Colomer’s shareholder loans for $122.7 million, which included the principal and accrued interest owed as of the Acquisition Date. As such, this liability was settled on the Acquisition Date.

Purchase Price Allocation
The Company accounted for the Colomer Acquisition as a business combination during the fourth quarter of 2013 and, accordingly, the total consideration of $664.5 million has been recorded based on the respective estimated fair values of the net assets acquired on the Acquisition Date with resulting goodwill, as follows:

Fair Values at October 9, 2013
Cash and cash equivalents	$36.9
Trade receivables	83.9
Inventories	75.1
Prepaid expenses and other	31.3
Property, plant and equipment	96.7
Intangible assets	292.7
Goodwill	255.7
Deferred tax asset - non-current	53.1
Other assets	1.9
Total assets acquired	927.3
Accounts payable	48.0
Accrued expenses and other	65.6
Long-term debt	0.9
Long-term pension and other benefit plan liabilities	4.5
Deferred tax liability	123.3
Other long-term liabilities	20.5
Total liabilities assumed	262.8
Total consideration	$664.5
The fair values of the net assets acquired in the Colomer Acquisition were based on management’s preliminary estimate of the respective fair values. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of Colomer’s assets and liabilities as of the Acquisition Date and may be adjusted upon completion of such analysis. In addition, information unknown at the time of the Colomer Acquisition could result in adjustments to the respective fair values and resulting goodwill within the year following the Colomer Acquisition.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In determining the fair values of net assets acquired and resulting goodwill, the Company considered, among other factors, the analyses of Colomer's historical financial performance and an estimate of the future performance of the acquired business, as well as market participants' intended use of the acquired assets.
The estimated fair value of the acquired trade receivables was determined to be $83.9 million. The gross amount due is $103.1 million and the Company estimates that approximately $19.2 million is uncollectible.
The estimated fair value of acquired inventory was determined using the income approach, specifically, the net realizable value (NRV) approach, which calculates the estimated selling price in the ordinary course of business, less the reasonable costs of completion, disposal and holding. The estimated fair value of acquired property, plant and equipment was determined using the cost approach.
The acquired intangible assets based on the estimate of the fair values of the identifiable intangible assets are as follows:

	Fair Values at October 9, 2013	Weighted Average Remaining Useful Life (in years)
Trade names, indefinite-lived	$108.6	Indefinite
Trade names, finite-lived	109.4	5 - 20
Customer relationships	57.0	10 - 15
License agreement	4.1	10
Internally-developed IP	13.6	10
Total acquired intangible assets	$292.7
The estimate of the fair values of acquired indefinite-lived and finite-lived trade names and internally-developed IP was determined using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method. The relief-from-royalty method requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names and IP, and discounting them back to the Acquisition Date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade names include Revlon Professional and American Crew. The finite-lived trade names include, among others, CND Shellac, CND Vinylux and The Colomer Group. The Company reacquired the Revlon Professional trade name, which had previously provided Colomer with an exclusive right to manufacture, market and sell Revlon Professional products for an initial term and automatic-renewals that aggregate 200 years. Based on the terms and conditions of the existing license agreements and other factors, the Revlon Professional trade name was assigned an indefinite-life and, therefore, will not be amortized.
The estimate of the fair value of the acquired customer relationships were determined using a risk-adjusted discounted cash flow model, specifically, the excess earnings method which considers the use of other assets in the generation of the projected cash flows of a specific asset to isolate the economic benefit generated by the customer relationship asset. The contribution of other assets, such as fixed assets, working capital, workforce and other intangible assets, to overall cash flows was estimated through contributory asset capital charges. Therefore, the value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the return on fair value attributed to tangible and other intangible assets.
There are significant judgments inherent in a discounted cash flow approach, including, the selection of appropriate discount rates, hypothetical royalty rates, contributory asset capital charges, estimating the amount and timing of estimated future cash flows and identification of appropriate terminal growth rate assumptions. The discount rates used in the discounted cash flow analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
A $120.2 million deferred tax liability has been recorded related to the $292.7 million acquired intangible assets outlined in the above table. The deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the intangible assets ($292.7 million) and the tax basis ($0) of such assets.
Goodwill of $255.7 million represents the excess of the purchase price paid by Products Corporation for the Colomer Acquisition over the fair value of the identifiable net assets acquired by Products Corporation in the Colomer Acquisition. Factors contributing to the purchase price resulting in the recognition of goodwill include the estimated annualized cost reductions that the Company expects to be achieved by the end of 2015. See Note 24, "Subsequent Events - Integration Program" for a discussion of the Company's integration plans in connection with the Colomer Acquisition. The Company also acquired Colomer’s research and development capabilities and any future unidentified IP that results from such activities would contribute to the value of goodwill. Goodwill is not expected to be deductible for tax purposes.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Unaudited Pro Forma Results
The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the years ended December 31, 2013 and 2012. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Colomer, giving effect to the Colomer Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented. As stated below, the Company also acquired Pure Ice in 2012, however the Company has not included the Pure Ice results prior to its acquisition date in these pro forma results as the impact would not have been material.

	Unaudited Pro Forma Results
	Year Ended December 31,
	2013	2012
Net sales	$1,908.9	$1,911.6
Income from continuing operations, before income taxes	125.2	106.0
The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Colomer Acquisition:
(i) as a result of an $11.1 million increase in the fair value of acquired inventory at the Acquisition Date, the Company recognized $8.5 million of the increase in cost of sales in its historical 2013 consolidated financial statements. The pro forma adjustments include an adjustment to reverse the $8.5 million recognized in 2013 cost of sales and recognize the full $11.1 million in 2012 cost of sales;
(ii) the pro forma increase in depreciation and amortization expense based on the fair value adjustments to property, plant and equipment and acquired finite-lived intangible assets recorded in connection with the Colomer Acquisition of $14.3 million and $19.2 million in 2013 and 2012, respectively;
(iii) the elimination of goodwill impairment charges recognized by Colomer in 2013 and 2012 of $9.0 million and $5.3 million, respectively;
(iv) the elimination of acquisition and integration costs recognized by the Company and Colomer in 2013 and 2012 of $25.8 million and $0.8 million, respectively;
(v) the elimination of Colomer's debt facility fees of $3.6 million recognized in 2013, as the debt facility was closed on the Acquisition Date; and
(vi) the pro forma increase in interest expense and amortization of debt issuance costs, resulting from the issuance of the Acquisition Term Loan used by Products Corporation to finance the Colomer Acquisition, for a total combined increase of $19.4 million and $24.4 million in 2013 and 2012, respectively.
The unaudited pro forma results do not include: (1) any revenue or cost reductions that may be achieved through the business combination; or (2) the impact of non-recurring items directly related to the business combination.
The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Colomer Acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined company.

Other Acquisitions Completed in 2012 and 2011

	Purchase Price	Total Net Assets Acquired	Purchased Intangible Assets	Goodwill
2012
Pure Ice (1)	$66.2	$—	$43.1	$23.1

2011
SinfulColors (2)	$39.0	$4.1	$22.8	$12.1

(1)
On July 2, 2012, the Company acquired certain assets of Bari Cosmetics, Ltd., including trademarks and other intellectual property related to Pure Ice nail enamel and Bon Bons cosmetics brands (the “Pure Ice Acquisition”). The Company paid

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(2) On March 17, 2011, the Company acquired certain assets, including trademarks and other intellectual property, inventory, certain receivables and manufacturing equipment, related to SinfulColors cosmetics, Wild and Crazy cosmetics, freshMinerals cosmetics (which brand was disposed of in August 2012) and freshcover cosmetics, which products are sold principally in the U.S. mass retail channel (the “SinfulColors Acquisition”). The Company also assumed certain liabilities of the acquired business. The Company paid $39.0 million of total consideration for the SinfulColors Acquisition in cash. Both the intangible assets acquired and goodwill are expected to be deductible for income tax purposes.

3. RESTRUCTURING CHARGES
December 2013 Program
In December 2013, the Company announced restructuring actions that include exiting its business operations in China, as well as implementing other immaterial restructuring actions outside the U.S that are expected to generate other operating efficiencies (the "December 2013 Program"). Certain of these restructuring actions are subject to consultations with employees, works councils or unions and governmental authorities and will result in the Company eliminating approximately 1,100 positions in 2014, primarily in China, which include eliminating approximately 940 beauty advisors retained indirectly through a third-party agency. The charges incurred related to the December 2013 Program relate entirely to the Consumer segment.
A summary of the restructuring and related charges incurred through December 31, 2013 and expected to be incurred for the December 2013 Program, are as follows:

	Restructuring Charges and Other, Net
	Employee severance and other personnel benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Charges incurred through December 31, 2013	$9.1	$0.5	$9.6	$7.4	$4.0	$0.4	$21.4
Total expected charges	$9.6	$0.7	$10.3	$7.4	$4.0	$0.5	$22.2
Of the $21.4 million of restructuring and related charges recognized in 2013 related to the December 2013 Program, $20.0 million relates to the Company's exit of its business operations in China and is recorded within loss from discontinued operations, net of taxes and $1.4 million is recorded within income from continuing operations in the Company's Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013. Of the $1.4 million charge related to continuing operations: (i) $0.8 million is recorded in restructuring charges and other, net; (ii) $0.3 million is recorded as a reduction to net sales; (iii) $0.1 million is recorded in cost of sales; and (iv) $0.2 million is recorded in SG&A expenses.
The Company expects net cash payments to total approximately $20.0 million related to the December 2013 Program, of which $0.1 million was paid in 2013 and the remainder in expected to be paid in 2014.
September 2012 Program
In September 2012, the Company announced a restructuring (the “September 2012 Program”), which primarily involved the Company exiting its owned manufacturing facility in France and its leased manufacturing facility in Maryland; rightsizing its organizations in France and Italy; and realigning its operations in Latin America, including consolidating Latin America and Canada into a single operating region, which became effective in the fourth quarter of 2012. The charges incurred related to the September 2012 Program relate entirely to the Consumer segment.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the restructuring and related charges incurred through December 31, 2013 and expected to be incurred for the September 2012 Program, are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges and Other, Net	Returns (a)	Inventory Write-offs (b)	Other Charges (c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2012(d)	$18.4	$2.3	$20.7	$1.6	$1.2	$0.6	$24.1
Charges (benefits) incurred for the year ended December 31, 2013 (e)	2.9	(0.2)	2.7	—	0.2	0.2	3.1
Cumulative charges incurred through December 31, 2013	$21.3	$2.1	$23.4	$1.6	$1.4	$0.8	$27.2
Total expected net charges	$21.3	$2.1	$23.4	$1.6	$1.4	$0.8	$27.2

(a)	Returns are recorded as a reduction to net sales in the Company’s Consolidated Statements of Operations and Comprehensive Income.

(b)	Inventory write-offs are recorded within cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income.

(c)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income.

(d)	Included within the $18.4 million of employee severance and other personnel benefits is a net pension curtailment gain of $1.5 million recognized in the year ended December 31, 2012.

(e)	Included within the $(0.2) million of other is a $2.5 million gain on the July 2013 sale of the Company's manufacturing facility in France, which was recognized in the third quarter of 2013.
The Company expects net cash payments to total approximately $25 million related to the September 2012 Program, of which $3.8 million was paid in 2012, $17.3 million was paid in 2013 and the remainder is expected to be paid in 2014. The total expected net cash payments of approximately $25 million include cash proceeds of $2.7 million received in the third quarter of 2013 related to the sale of the Company's manufacturing facility in France.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net (a)	Foreign Currency Translation	Cash	Noncash	Balance End of Year
2013
December 2013 Program:
Employee severance and other personnel benefits	$—	$9.1	$—	$(0.1)	$—	$9.0
Other	—	0.5	—	—	—	0.5
September 2012 Program:
Employee severance and other personnel benefits	18.0	2.9	(0.1)	(18.1)	—	2.7
Other	0.9	2.3	—	(1.7)	—	1.5
Lease exit	0.3	—	—	(0.3)	—	—
Total restructuring reserve	$19.2	14.8	$(0.1)	$(20.2)	$—	$13.7
Gain on sale of France facility		(2.5)
Portion of restructuring charges recorded within loss from discontinued operations (b)		(8.8)
Total restructuring charges and other, net from continuing operations		$3.5

2012
September 2012 Program:
Employee severance and other personnel benefits	$—	$18.4	$0.4	$(2.3)	$1.5	$18.0
Other	—	2.3	—	(0.6)	(0.8)	0.9
Lease exit	1.0	—	—	(0.7)	—	0.3
Total restructuring reserve	$1.0	20.7	$0.4	$(3.6)	$0.7	$19.2
Portion of restructuring charges recorded within loss from discontinued operations (b)		(0.2)
Total restructuring charges and other, net from continuing operations		$20.5

(a) During the year ended December 31, 2013, the Company recorded additional charges for the September 2012 Program primarily due to changes in estimates related to severance and other termination benefits, partially offset by a $2.5 million gain on the July 2013 sale of the Company's manufacturing facility in France.
(b) Refer to Note 4, "Discontinued Operations" for additional information regarding the Company's exit of its business operations in China.
As of December 31, 2013 and December 31, 2012, the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheets.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing restructuring actions that include exiting its operations in China (refer to Note 3, "Restructuring Charges"). The Company expects to complete the exit of its operations in China by the end of 2014.
The results of the China operations have been included within loss from discontinued operations, net of taxes and are included within the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Net sales	$13.8	$29.7	$33.9
Loss from discontinued operations, before taxes (a)	(30.8)	(10.5)	(2.4)
Benefit from income taxes	(0.4)	(0.4)	(0.6)
Loss from discontinued operations, net of taxes	(30.4)	(10.1)	(1.8)
(a) Included in loss from discontinued operations, before taxes for the year ended December 31, 2013 is $20.0 million of restructuring and related charges related to the Company's exit of its business operations in China as part of the December 2013 Program. Refer to Note 3, "Restructuring Charges," for disclosures related to the December 2013 Program.
Assets and liabilities of discontinued operations included in the Consolidated Balance Sheets consist of the following:

	December 31,
	2013	2012
Cash and cash equivalents	$0.9	$4.5
Trade receivables, net	1.9	4.6
Inventories	—	1.9
Other current assets	—	0.5
Total current assets	2.8	11.5
Other assets	—	0.1
Total assets	$2.8	$11.6

Accounts payable	$4.7	$5.5
Accrued expenses and other	27.6	11.7
Total current liabilities	32.3	17.2
Other long-term liabilities	2.8	2.8
Total liabilities	$35.1	$20.0

5. INVENTORIES

	December 31,
	2013	2012
Raw materials and supplies	$50.8	$36.6
Work-in-process	12.8	8.8
Finished goods	111.4	69.3
	$175.0	$114.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. PREPAID EXPENSES AND OTHER

	December 31,
	2013	2012
Prepaid expenses	$22.5	$20.7
Other	38.9	25.0
	$61.4	$45.7

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2013	2012
Land and improvements	$12.9	$1.9
Building and improvements	86.6	62.3
Machinery, equipment and capital leases	193.5	142.7
Office furniture, fixtures and capitalized software	107.0	87.3
Leasehold improvements	16.5	12.5
Construction-in-progress	22.5	18.8
Property, plant and equipment, gross	439.0	325.5
Accumulated depreciation	(243.1)	(226.0)
Property, plant and equipment, net	$195.9	$99.5
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $25.2 million, $22.7 million and $21.3 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the years ended December 31, 2013 and 2012:

	Consumer	Professional	Total
Balance at January 1, 2012	$194.7	$—	$194.7
Goodwill acquired	23.1	—	23.1
Balance at December 31, 2012	217.8	—	217.8
Goodwill acquired	—	255.7	255.7
Foreign currency translation adjustment	0.1	1.1	1.2
Balance at December 31, 2013	$217.9	$256.8	$474.7

The goodwill acquired during the year ended December 31, 2013 relates to the Colomer Acquisition and was assigned to the Professional segment. The goodwill acquired during the year ended December 31, 2012 relates to the Pure Ice Acquisition and was assigned to the Consumer segment. See Note 2, "Business Combinations" for further discussion of the Colomer Acquisition.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks	$137.9	$(10.9)	$127.0	14
Customer relationships	106.1	(6.7)	99.4	16
Patents and Internally-Developed IP	15.8	(1.3)	14.5	10
Licenses	4.2	(0.1)	4.1	10
Total finite-lived intangible assets	$264.0	$(19.0)	$245.0

Indefinite-lived intangible assets:
Trade Names	$109.7	$—	$109.7
Total indefinite-lived intangible assets	$109.7	$—	$109.7

Total intangible assets	$373.7	$(19.0)	$354.7

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Customer relationships	$48.8	$(2.9)	$45.9	18
Trademarks	38.1	(16.3)	21.8	10
Patents	11.6	(10.5)	1.1	10
Total finite-lived intangible assets	$98.5	$(29.7)	$68.8

Amortization expense for finite-lived intangible assets was $10.4 million, $4.6 million and $2.8 million for 2013, 2012 and 2011, respectively.

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2013:

Estimated Amortization Expense
2014	$21.5
2015	21.3
2016	21.2
2017	21.0
2018	19.9
Thereafter	140.1
Total	$245.0

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

9. ACCRUED EXPENSES AND OTHER

	December 31,
	2013	2012
Sales returns and allowances	$91.5	$87.0
Compensation and related benefits	74.5	56.4
Advertising and promotional costs	42.9	38.6
Taxes	28.5	15.6
Interest	13.8	15.2
Restructuring reserve	13.7	19.2
Other	48.8	44.3
	$313.7	$276.3

10. SHORT-TERM BORROWINGS
Products Corporation had outstanding short-term borrowings (excluding borrowings under the Amended Credit Agreements or 2011 Credit Agreements (as hereinafter defined), which are reflected in Note 11, "Long-Term Debt and Redeemable Preferred Stock"), aggregating $7.9 million and $5.0 million at December 31, 2013 and 2012, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2013 and 2012 was 5.5% and 6.0%, respectively.

11. LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

	December 31,
	2013	2012
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (see (a) below)	$698.3	$—
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (see (a) and (b) below)	670.1	780.9
Amended Revolving Credit Facility (see (a) and (b) below)	—	—
5¾% Senior Notes due 2021 (see (c) below)	500.0	—
9¾% Senior Secured Notes due 2015, net of discounts (see (d) below)	—	328.0
Amended and Restated Senior Subordinated Term Loan due 2014 (see (e) below)	58.4	58.4
Spanish Government Loan due 2025 (see (f) below)	0.9	—
	1,927.7	1,167.3
Less current portion	(65.4)	(21.5)
	1,862.3	1,145.8
Redeemable Preferred Stock (see (g) below)	—	48.4
	$1,862.3	$1,194.2

The Company completed several debt transactions during 2013 and 2012.

2013 Debt Transactions
Term Loan and Revolving Credit Facility Amendments
(i) February 2013 Term Loan Amendments
In February 2013, Products Corporation consummated an amendment (the "February 2013 Term Loan Amendments"), to its third amended and restated term loan agreement dated as of May 19, 2011 (as amended, the "2011 Term Loan Agreement" or the “2011 Term Loan Facility”) for its 6.5-year term loan due November 19, 2017 (the "2011 Term Loan") among Products Corporation, as borrower, a syndicate of lenders and Citicorp, USA, Inc. (“CUSA”), as administrative agent and collateral agent.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Pursuant to the February 2013 Term Loan Amendments, Products Corporation reduced the total aggregate principal amount outstanding under the 2011 Term Loan from $788.0 million to $675.0 million, using a portion of the proceeds from Products Corporation’s issuance of its 5¾% Senior Notes (see “2013 Senior Notes Refinancing” below), together with cash on hand.  The February 2013 Term Loan Amendments also reduced the interest rates on the 2011 Term Loan such that Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum, with the Eurodollar Rate not to be less than 1.00% (compared to 3.50% and 1.25%, respectively, prior to the February 2013 Term Loan Amendments), while Alternate Base Rate Loans bear interest at the Alternate Base Rate plus 2.00%, with the Alternate Base Rate not to be less than 2.00% (compared to 2.50% and 2.25%, respectively, prior to the February 2013 Term Loan Amendments) (and as each such term is defined in the 2011 Term Loan Agreement).  See Note 24, "Subsequent Events - February 2014 Term Loan Amendment," for a discussion of the February 2014 Term Loan Amendment.
Pursuant to the February 2013 Term Loan Amendments, Products Corporation, under certain circumstances, also has the right to request the 2011 Term Loan be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the 2011 Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase. Any such increase would be in addition to the Acquisition Term Loan.
For the year ended December 31, 2013, the Company incurred approximately $1.2 million of fees and expenses in connection with the February 2013 Term Loan Amendments, of which $0.2 million were capitalized and are being amortized over the remaining term of the 2011 Term Loan using the effective interest method. The Company expensed the remaining $1.0 million of fees and expenses and wrote-off $1.5 million of unamortized debt discount and deferred financing costs. These amounts, totaling $2.5 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.
For further discussion of the 2011 Term Loan refer to “Amended Credit Agreements” below.
(ii) August 2013 Term Loan Amendments
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated further amendments (the "August 2013 Term Loan Amendments") to its 2011 Term Loan Agreement (as amended by the August 2013 Term Loan Amendments and the Incremental Amendment (as hereinafter defined), the "Amended Term Loan Agreement" or the "Amended Term Loan Facility"), which permitted, among other things: (i) Products Corporation's consummation of the Colomer Acquisition; and (ii) Products Corporation's incurring up to $700 million of term loans to use as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
For the year ended December 31, 2013, the Company incurred approximately $3.6 million of fees and expenses in connection with the August 2013 Term Loan Amendments. The Company capitalized $1.8 million of fees and expenses, which are being amortized over the remaining term of the 2011 Term Loan using the effective interest method. The remaining $1.8 million of fees and expenses were expensed as incurred.
For further discussion of the Amended Term Loan Agreement refer to “Amended Credit Agreements” below.
(iii) Incremental Amendment
In August 2013, in connection with the Colomer Acquisition, Products Corporation entered into an incremental amendment (the "Incremental Amendment") resulting in the Amended Term Loan Agreement with Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Bank, N.A. and Deutsche Bank AG New York Branch (collectively, the "Initial Acquisition Lenders") and CUSA, as administrative agent and collateral agent, pursuant to which the Initial Acquisition Lenders committed to provide up to $700 million of term loan under the Amended Term Loan Agreement (the "Acquisition Term Loan"). The Acquisition Term Loan was issued on October 8, 2013 and the net proceeds of $698.3 million was used as a source of funds to consummate the Colomer Acquisition and pay related fees and expenses.
For the year ended December 31, 2013, the Company incurred approximately $16.0 million of fees and expenses in connection with the Acquisition Term Loan. Such fees were capitalized and are being amortized over the term of the Acquisition Term Loan using the effective interest method beginning on the Closing Date.
For further discussion of the Acquisition Term Loan refer to “Amended Credit Agreements” below.
(iv) Amended Revolving Credit Facility
In August 2013, in connection with the Colomer Acquisition, Products Corporation consummated an amendment (the "August 2013 Revolver Amendment") to its third amended and restated revolving credit agreement dated June 16, 2011 (the "2011 Revolving Credit Agreement") which amended its $140.0 million asset-backed, multi-currency revolving credit facility (the "2011 Revolving Credit Facility") to permit, among other things: (a) Products Corporation's consummation of the Colomer Acquisition; and (b) Products Corporation's incurring up to $700 million of the Acquisition Term Loan that Products Corporation used as a source of

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

funds to consummate the Colomer Acquisition. Additionally, the August 2013 Revolver Amendment (1) reduced Products Corporation's interest rate spread over the LIBOR rate applicable to Eurodollar Loans under the facility from a range, based on availability, of 2.00% to 2.50%, to a range of 1.50% to 2.00%; (2) reduced the commitment fee on unused availability under the facility from 0.375% to 0.25%; and (3) extended the maturity of the facility, which was previously scheduled to mature in June 2016, to the earlier of (i) August 2018 or (ii) the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under Products Corporation's bank term loan agreements, but not earlier than June 2016.
Additionally, in December 2013, Products Corporation entered into an incremental amendment (the "December 2013 Revolver Amendment" and together with the August 2013 Revolver Amendment, the "2013 Revolver Amendments") to its third amended and restated revolving credit agreement, dated as of June 16, 2011 (as amended by the 2013 Revolver Amendments, the "Amended Revolving Credit Agreement" and "Amended Revolving Credit Facility"). Under the terms of the December 2013 Revolver Amendment, the lenders' commitment to provide borrowings to Products Corporation and its subsidiary borrowers under the Amended Revolving Credit Facility was increased from $140.0 million to $175.0 million.
For the year ended December 31, 2013, the Company incurred approximately $0.5 million of fees and expenses in connection with the 2013 Revolver Amendments, which were capitalized and are being amortized over the term of the Amended Revolving Credit Facility using the effective interest method.
For further discussion of the Amended Revolving Credit Facility refer to “Amended Credit Agreements” below.
2013 Senior Notes Refinancing
In February 2013, Products Corporation issued $500.0 million aggregate principal amount of 5¾% Senior Notes due February 15, 2021 (the “5¾% Senior Notes”) to investors at par. Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) from the issuance of the 5¾% Senior Notes to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes due November 2015 (the “9¾% Senior Secured Notes"), as well as to pay an aggregate of $28.0 million for the applicable redemption and tender offer premiums, accrued interest and related fees and expenses. Products Corporation used a portion of the remaining proceeds, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan (as hereinafter defined), which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), in connection with its mandatory redemption of such stock on such date. Refer to “5¾% Senior Notes” below for further discussion.
Mandatory Redemption of Series A Preferred Stock
Revlon, Inc. completed the mandatory redemption of the Preferred Stock for $48.6 million in accordance with its certificate of designation effective on October 8, 2013. Refer to “Redeemable Preferred Stock” below for further discussion.
2012 Debt Transaction
Products Corporation was party to the Senior Subordinated Term Loan Agreement, consisting of (i) the $58.4 million Non-Contributed Loan (as hereinafter defined) which matures on October 8, 2014, and (ii) the $48.6 million Contributed Loan (as hereinafter defined) which matured and was repaid in full on October 8, 2013. On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan to various third parties. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes (the “Amended and Restated Senior Subordinated Term Loan Agreement”) to: (1) modify the interest rate on the Non-Contributed Loan from its prior 12% fixed rate to a floating rate of LIBOR plus 7%, with a 1.5% LIBOR floor, resulting in an interest rate of approximately 8.5% per annum (or a 3.5% reduction per annum) upon the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement; (2) insert certain prepayment premiums; and (3) designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan. Refer to “Amended and Restated Senior Subordinated Term Loan Agreement” below for further discussion.

Long-Term Debt Agreements
(a) Amended Credit Agreements
The following is a summary description of the Amended Term Loan Facility, which includes the 2011 Term Loan and the Acquisition Term Loan, and the Amended Revolving Credit Facility. Unless otherwise indicated, capitalized terms have the meanings given to them in the Amended Term Loan Agreement and/or the Amended Revolving Credit Agreement (the "Amended Credit Agreements"), as applicable. Investors should refer to the Amended Revolving Credit Agreement and/or the Amended Term Loan

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Agreement for complete terms and conditions, as these summary descriptions are subject to a number of qualifications and exceptions.
Amended Revolving Credit Facility
Availability under the Amended Revolving Credit Facility varies based on a borrowing base that is determined by the value of eligible trade receivables and eligible inventory in the U.S. and the U.K. and eligible real property and equipment in the U.S. from time to time.
In January 2014, the Colomer's U.S.-domiciled subsidiaries (the “Colomer U.S. Subsidiaries”) became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the indenture for the 5¾% Senior Notes. In connection with becoming guarantors, substantially all of the assets of the Colomer U.S. Subsidiaries were pledged as collateral under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, thereby increasing the value of the assets supporting the borrowing base under the Amended Revolving Credit Facility.
If the value of the eligible assets is not sufficient to support the $175.0 million borrowing base under the Amended Revolving Credit Facility, Products Corporation will not have full access to the Amended Revolving Credit Facility. Products Corporation’s ability to borrow under the Amended Revolving Credit Facility is also conditioned upon the satisfaction of certain conditions precedent and Products Corporation’s compliance with other covenants in the Amended Revolving Credit Agreement.
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
Local Loans (as defined in the Amended Revolving Credit Agreement) bear interest, if mutually acceptable to Products Corporation and the relevant foreign lenders, at the Local Rate, and otherwise (i) if in foreign currencies or in U.S. Dollars at the Eurodollar Rate or the Eurocurrency Rate plus the applicable margin set forth in the grid above or (ii) if in U.S. Dollars at the Alternate Base Rate plus the applicable margin set forth in the grid above.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Amended Term Loan Facility
Under the Amended Term Loan Facility, as of December 31, 2013, Eurodollar Loans bear interest at the Eurodollar Rate plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%) and Alternate Base Rate Loans bear interest at the Alternate Base Rate plus 2.00% (with the Alternate Base Rate not to be less than 2.00%). See Note 24, "Subsequent Events - February 2014 Term Loan Amendment," for a discussion of the February 2014 Term Loan Amendment.
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
Products Corporation, under certain circumstances, also has the right to request the Amended Term Loan Facility to be increased by up to the greater of (i) $300 million and (ii) an amount such that Products Corporation’s First Lien Secured Leverage Ratio (as defined in the Amended Term Loan Agreement) does not exceed 3.50:1.00 (compared to $300 million prior to the February 2013 Term Loan Amendments), provided that the lenders are not committed to provide any such increase. Such increase is in addition to the Acquisition Term Loan.
The $675.0 million 2011 Term Loan outstanding under the Amended Term Loan Facility matures on November 19, 2017. The $700.0 million Acquisition Term Loan under the Amended Term Loan Facility has the same terms as the 2011 Term Loans, except that: (i) it matures on the sixth anniversary of the closing of the Acquisition Term Loan (or October 8, 2019); (ii) it is subject to a 1% premium in connection with any repayment or amendment that results in a repricing of the Acquisition Term Loan occurring prior to the date that is six months after the closing of the Acquisition Term Loan (or April 8, 2014); and (iii) it amortizes on March 31, June 30, September 30 and December 31 of each year, beginning with the last day of the first full fiscal quarter after the closing of the Acquisition Term Loan (or commencing March 31, 2014), in an amount equal to 0.25% of the aggregate principal

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

amount of such Acquisition Term Loan. See Note 24, "Subsequent Events - February 2014 Term Loan Amendment," for a discussion of the February 2014 Term Loan Amendment.
Provisions Applicable to the Amended Term Loan Facility and the Amended Revolving Credit Facility
The Amended Term Loan Agreement and the Amended Revolving Credit Agreement (together, the "Amended Credit Agreements") are supported by, among other things, guarantees from Revlon, Inc. and, subject to certain limited exceptions, Products Corporation’s domestic subsidiaries. Products Corporation’s obligations under the Amended Term Loan Agreement and the Amended Revolving Credit Agreement and the obligations under such guarantees are secured by, subject to certain limited exceptions, substantially all of Products Corporation’s assets and the assets of the guarantors, including:
(i) a mortgage on owned real property, including Products Corporation’s facility in Oxford, North Carolina;
(ii) Products Corporation’s capital stock and the capital stock of the subsidiary guarantors and 66% of the voting capital stock and 100% of the non-voting capital stock of Products Corporation’s and the subsidiary guarantors’ first-tier, non-U.S. subsidiaries;
(iii) Products Corporation’s and the subsidiary guarantors’ intellectual property and other intangible property; and
(iv) Products Corporation’s and the subsidiary guarantors’ inventory, trade receivables, equipment, investment property and deposit accounts.
The liens on, among other things, inventory, trade receivables, deposit accounts, investment property (other than Products Corporation’s capital stock and the capital stock of Products Corporation’s subsidiaries), real property, equipment, fixtures and certain intangible property secure the Amended Revolving Credit Facility on a first priority basis and the Amended Term Loan Facility on a second priority basis. The liens on Products Corporation’s capital stock and the capital stock of Products Corporation’s subsidiaries and intellectual property and certain other intangible property secure the Amended Term Loan Facility on a first priority basis and the Amended Revolving Credit Facility on a second priority basis. Such arrangements are set forth in the Third Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of March 11, 2010, by and among Products Corporation and CUSA, as administrative agent and as collateral agent for the benefit of the secured parties for the Amended Term Loan Facility and Amended Revolving Credit Facility (the “2010 Intercreditor Agreement”). The 2010 Intercreditor Agreement also provides that the liens referred to above may be shared from time to time, subject to certain limitations, with specified types of other obligations incurred or guaranteed by Products Corporation, such as foreign exchange and interest rate hedging obligations and foreign working capital lines.
The Amended Credit Agreements contain various restrictive covenants prohibiting Products Corporation and its subsidiaries from:
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
The events of default under the Amended Credit Agreements include customary events of default for such types of agreements, including, among others:
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Credit Agreements as of December 31, 2013. At December 31, 2013, the aggregate principal amount outstanding under the Acquisition Term Loan and the 2011 Term Loan was $700.0 million and $675.0 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $9.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $150.2 million.
(b) 2011 Credit Agreements
Products Corporation was in compliance with all applicable covenants under the 2011 Term Loan Agreement and the 2011 Revolving Credit Agreement as of December 31, 2012 and prior to the August 2013 Term Loan Amendments and 2013 Revolver Amendments. At December 31, 2012, the aggregate principal amount outstanding under the 2011 Term Loan was $788.0 million and availability under the $140.0 million 2011 Revolving Credit Facility, based upon the calculated borrowing base less $10.4 million of outstanding undrawn letters of credit and nil then drawn on the 2011 Revolving Credit Facility, was $129.6 million.
(c) 5¾% Senior Notes
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $500.0 million aggregate principal amount of the 5¾% Senior Notes. The 5¾% Senior Notes are unsecured and were issued to investors at par. The 5¾% Senior Notes mature on February 15, 2021. Interest on the 5¾% Senior Notes accrues at 5¾% per annum, paid every six months on February 15th and August 15th, with the first interest payment made on August 15, 2013. (See "Registration Rights" below).
The 5¾% Senior Notes were issued pursuant to an indenture (the “5¾% Senior Notes Indenture”), dated as of February 8, 2013 (the “Notes Closing Date”), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the “Guarantors”), which also currently guarantee Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility, and U.S. Bank National Association, as trustee. The Guarantors issued guarantees (the “Guarantees”) of Products Corporation’s obligations under the 5¾% Senior Notes and the 5¾% Senior Notes Indenture on a joint and several, senior unsecured basis. In January 2014, the Colomer U.S. Subsidiaries became additional guarantors under Products Corporation’s Amended Term Loan Facility and Amended Revolving Credit Facility and the 5¾% Senior Notes Indenture.
In December 2013, Products Corporation consummated an offer to exchange the original 5¾% Senior Notes for $500 million of new 5¾% Senior Notes, which have substantially the same terms as the original 5¾% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the “5¾% Senior Notes”). See "Registration Rights" below for further discussion.
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5¾% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330 million outstanding aggregate principal amount of its 9¾% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9¾% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5¾% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5¾% Senior Notes, together with existing cash, to pay approximately $113.0 million of principal on its 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5¾% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying to Revlon, Inc. at maturity on October 8, 2013 the Contributed Loan, which Revlon, Inc. used to pay the liquidation preference of Revlon, Inc.'s Preferred Stock in connection with its mandatory redemption on such date.
In connection with these refinancing transactions, the Company capitalized $10.6 million of fees and expenses incurred related to the issuance of the 5¾% Senior Notes, which are being amortized over the term of such notes using the effective interest method. The Company also recognized a loss on the early extinguishment of debt of $25.4 million in 2013, comprised of $17.6 million of redemption and tender offer premiums, as well as fees and expenses which were expensed as incurred in connection with the redemption and repayment of the 9¾% Senior Secured Notes, and the write-off of $7.8 million of unamortized debt discount and deferred financing costs associated with the 9¾% Senior Secured Notes.
Ranking
The 5¾% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each Guarantee is the relevant Guarantor’s joint and several, unsubordinated and unsecured obligation and ranks senior in right of payment to any future subordinated obligations of such Guarantor and ranks pari

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

passu in right of payment with all existing and future senior debt of such Guarantor. The Guarantees were issued on a joint and several basis.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Registration Rights
On the Notes Closing Date, Products Corporation, the Guarantors and the representatives of the initial purchasers of the 5¾% Senior Notes entered into a Registration Rights Agreement, pursuant to which Products Corporation and the Guarantors agreed with the representatives of the initial purchasers, for the benefit of the holders of the 5¾% Senior Notes, that Products Corporation would, at its cost, among other things: (i) file a registration statement with respect to the 5¾% Senior Notes within 150 days after the Notes Closing Date to be used in connection with the exchange of the 5¾% Senior Notes and related guarantees for publicly registered notes and related guarantees with substantially identical terms in all material respects (except for the transfer restrictions relating to the 5¾% Senior Notes and interest rate increases as described below); (ii) use its reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act within 210 days after the Notes Closing Date; and (iii) use its reasonable best efforts to effect an exchange offer of the 5¾% Senior Notes and the related guarantees for registered notes and related guarantees within 270 days after the Notes Closing Date. In addition, under certain circumstances, Products Corporation was required to file a shelf registration statement to cover resales of the 5¾% Senior Notes. If Products Corporation failed to satisfy such obligations, it was obligated to pay additional interest to each holder of the 5¾% Senior Notes that were subject to transfer restrictions, with respect to the first 90-day period immediately following any such failure, at a rate of 0.25% per annum on the principal amount of the 5¾% Senior Notes that were subject to transfer restrictions held by such holder. The amount of additional interest increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all registration requirements were satisfied, up to a maximum amount of additional interest of 0.50% per annum on the principal amount of the 5¾% Senior Notes that were subject to transfer restrictions.
On December 24, 2013, Products Corporation, consummated an offer to exchange Product Corporation’s 5¾% Senior Notes for new notes, with substantially the same terms, but which were registered under the Securities Act. By having the Registration Statement declared effective by the SEC on November 22, 2013, Products Corporation cured the first registration default that occurred under the Registration Rights Agreement, because the Registration Statement had not been declared effective by September 6, 2013. By consummating the Exchange Offer on December 24, 2013, Products Corporation cured the second registration default under the Registration Rights Agreement, that occurred because Products Corporation had not consummated the Exchange Offer by November 5, 2013. The first registration default caused the interest on the 5¾% Senior Notes to increase from 5.75% per annum to 6.00% per annum from September 7, 2013 through December 5, 2013 and the second registration default caused the interest on the 5¾% Senior Notes to increase to 6.25% per annum from December 6, 2013 through December 23, 2013. With Products Corporation having consummated the Exchange Offer on December 24, 2013, interest on the 5¾% Senior Notes resumed accruing at the original rate of 5.75% per annum effective from such date. The Company recorded additional interest expense of $0.4 million during the year ended December 31, 2013 with respect to the registration defaults.
Covenants
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of December 31, 2013.
(d) 9¾% Senior Notes
See "2013 Senior Notes Refinancing" regarding the complete refinancing of the 9¾% Senior Secured Notes in 2013. Products Corporation was in compliance with all applicable covenants under its indenture governing the 9¾% Senior Secured Notes as of December 31, 2012.
(e) Amended and Restated Senior Subordinated Term Loan Agreement
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
In September 2008, Products Corporation used $63.0 million of the net proceeds from the July 2008 sale of the Company’s Bozzano business in Brazil to partially repay $63.0 million of the outstanding aggregate principal amount of the Senior Subordinated Term Loan. Following such partial repayment, there remained outstanding $107.0 million in aggregate principal amount under such loan. Upon consummation of the 2009 Exchange Offer (as hereinafter defined), MacAndrews & Forbes contributed to Revlon, Inc. $48.6 million of the $107.0 million aggregate principal amount of the Senior Subordinated Term Loan made by MacAndrews & Forbes to Products Corporation (the “Contributed Loan”). As of the date of the 2009 Exchange Offer and prior to its October 8, 2013 maturity date when it was completely repaid (the proceeds of which Revlon, Inc. used to consummate the mandatory redemption of the Preferred Stock on such date), the Contributed Loan was due to Revlon, Inc. by Products Corporation. The $48.6 million Contributed Loan represented $5.21 of outstanding principal amount under the Senior Subordinated Term Loan for each of the

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

9,336,905 shares of Class A Common Stock exchanged in the 2009 Exchange Offer, in which Revlon, Inc. issued to MacAndrews & Forbes 9,336,905 shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the Senior Subordinated Term Loan contributed to Revlon, Inc. The terms of the Senior Subordinated Term Loan Agreement were also amended to extend the maturity date of the Contributed Loan to October 8, 2013 and to change the annual interest rate on the Contributed Loan to 12.75%.
Upon consummation of the 2009 Exchange Offer, the terms of the Senior Subordinated Term Loan Agreement were also amended to extend the maturity date of the $58.4 million principal amount of the Senior Subordinated Term Loan (the “Non-Contributed Loan”) to October 8, 2014 and to change the annual interest rate on the Non-Contributed Loan to 12%.
On April 30, 2012, MacAndrews & Forbes exercised its right to assign its interest in the Non-Contributed Loan. In connection with such assignment, Products Corporation entered into an Amended and Restated Senior Subordinated Term Loan Agreement with MacAndrews & Forbes and a related Administrative Letter was entered into with Citibank, N.A. and MacAndrews & Forbes, to among other things:

i.
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

ii.
insert prepayment premiums such that Products Corporation may optionally prepay the Non-Contributed Loan (a) from November 1, 2013 through April 30, 2014 with a 2% prepayment premium on the aggregate principal amount of the Non-Contributed Loan being prepaid, and (b) from May 1, 2014 through maturity on October 8, 2014 with no prepayment premium; and

iii.	designate Citibank, N.A. as the administrative agent for the Non-Contributed Loan.
Concurrent with the effectiveness of the Amended and Restated Senior Subordinated Term Loan Agreement, MacAndrews & Forbes assigned its entire interest in the Non-Contributed Loan to several third parties.
On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Preferred Stock (in accordance with the Preferred Stock's certificate of designation) for $48.6 million using the proceeds from Products Corporation's repayment of the Contributed Loan to Revlon, Inc. on such date. Refer to “Redeemable Preferred Stock” below for further discussion.
The Amended and Restated Senior Subordinated Term Loan is an unsecured obligation of Products Corporation and is subordinated in right of payment to all existing and future senior debt of Products Corporation, currently including indebtedness under Products Corporation’s Amended Credit Agreements and its 5¾% Senior Notes. The Amended and Restated Senior Subordinated Term Loan has the right to payment equal in right of payment with any present and future senior subordinated indebtedness of Products Corporation.
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
The Amended and Restated Senior Subordinated Term Loan Agreement includes a cross acceleration provision which provides that it shall be an event of default under such agreement if any debt (as defined in such agreement) of Products Corporation or any of its significant subsidiaries (as defined in such agreement) is not paid within any applicable grace period after final maturity or is accelerated by the holders of such debt because of a default and the total principal amount of the portion of such debt that is unpaid or accelerated exceeds $25.0 million and such default continues for 10 days after notice from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan (provided that if Revlon, Inc. or Products Corporation held such majority, notice would be required from the holders of a majority of the outstanding principal amount of the Amended and Restated Senior Subordinated Term Loan not held by Revlon, Inc. or Products Corporation at the time of any such decision). If any such event of default occurs, such requisite holders of the Non-Contributed may declare the Amended and Restated Senior Subordinated Term Loan to be due and payable immediately.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Upon any change of control (as defined in the Amended and Restated Senior Subordinated Term Loan Agreement), Products Corporation is required to repay the Amended and Restated Senior Subordinated Term Loan in full, provided that prior to such loan’s maturity date Products Corporation fulfills an offer to repay the 5¾% Senior Notes and to the extent permitted by Products Corporation’s Amended Credit Agreements.
(f) Spanish Government Loan
In connection with the Colomer Acquisition, the Company acquired the Colomer Group's euro-denominated loan payable to the Spanish government (the "Spanish Government Loan"), which loan had $0.9 million aggregate principal amount outstanding as of December 31, 2013 (based on foreign exchange rates in effect as of such date).  The Spanish Government Loan does not bear interest and is payable in 10 equal installments on June 30th of each year beginning in 2016 through 2025.
(g) Redeemable Preferred Stock
In October 2009, Revlon, Inc. consummated a voluntary exchange offer transaction (the “2009 Exchange Offer’) in which each issued and outstanding share of Revlon, Inc.’s Class A Common Stock was exchangeable on a one-for-one basis for a newly-issued series of Revlon, Inc.’s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Revlon, Inc. issued to stockholders (other than MacAndrews & Forbes and its affiliates) 9,336,905 shares of Preferred Stock in exchange for the same number of shares of Class A Common Stock exchanged in the 2009 Exchange Offer. The Preferred Stock was initially recorded by Revlon, Inc. as a long-term liability at its fair value of $47.9 million. The total amount paid by Revlon, Inc. at the October 8, 2013 maturity of the Preferred Stock was $48.6 million, which represented the $5.21 liquidation preference for each of the 9,336,905 shares of Preferred Stock issued in the 2009 Exchange Offer (the “Liquidation Preference”).
Each share of Preferred Stock issued in the 2009 Exchange Offer had a Liquidation Preference of $5.21 per share, was entitled to receive a 12.75% annual dividend payable quarterly in cash and was mandatorily redeemable for $5.21 in cash on October 8, 2013. Each share of Preferred Stock entitled its holder to receive cash payments of approximately $7.87 over the four-year term of the Preferred Stock, through the quarterly payment of 12.75% annual cash dividends and a $5.21 per share Liquidation Preference at maturity, in each case to the extent that Revlon, Inc. had lawfully available funds to effect such payments. The terms of Revlon, Inc.’s Preferred Stock (prior to its complete mandatory redemption on October 8, 2013) principally provided as follows: The Preferred Stock ranked senior to Revlon, Inc.’s Class A Common Stock and Class B Common Stock with respect to dividend distributions and distributions upon any liquidation, winding up or dissolution of Revlon, Inc. Revlon, Inc. could authorize, create and issue additional shares of preferred stock that could rank junior to, on parity with or senior to the issued Preferred Stock with respect to dividend distributions and distributions upon liquidation, winding up or dissolution without the consent of the holders of the issued Preferred Stock. Holders of the Preferred Stock were entitled to receive, out of legally available funds, cumulative preferential dividends accruing at a rate of 12.75% of the Liquidation Preference annually, payable quarterly in cash. In the event that Revlon, Inc. failed to pay any required dividends on the Preferred Stock, the amount of such unpaid dividends would be added to the amount payable to holders of the Preferred Stock upon redemption. In addition, if during any period Revlon, Inc. had failed to pay a dividend and until all unpaid dividends have been paid in full, Revlon, Inc. was prohibited from paying dividends or distributions on any shares of stock that rank junior to the Preferred Stock (including Revlon, Inc.’s Common Stock), other than dividends or distributions payable in shares of stock that rank junior to the Preferred Stock. Holders of the Preferred Stock were entitled to a Liquidation Preference of $5.21 per share in the event of any liquidation, dissolution or winding up of Revlon, Inc., plus an amount equal to the accumulated and unpaid dividends thereon. If the assets were not sufficient to pay the full Liquidation Preference to both the holders of the Preferred Stock and holders of stock that ranks on parity with the Preferred Stock with respect to distributions and distributions upon any liquidation, winding up or dissolution of Revlon, Inc., the holders of both the Preferred Stock and such parity stock would share ratably in the distribution of assets. The Preferred Stock did not have preemptive rights. To the extent that Revlon, Inc. had lawfully available funds to complete such redemption, Revlon, Inc. was required to redeem the Preferred Stock on the earlier of (i) October 8, 2013 and (ii) the consummation of a change of control transaction. Revlon, Inc. did not have the right to redeem any shares of the Preferred Stock at its option. The Preferred Stock generally had the same voting rights as the Class A Common Stock, except that the holders of Preferred Stock would not be entitled to vote on any merger, combination or similar transaction in which the holders of Preferred Stock either (i) retained their shares of Preferred Stock or (ii) received shares of preferred stock in the surviving corporation of such merger with terms identical to, or no less favorable in the aggregate to the holders of the Preferred Stock than, the terms of the Preferred Stock as long as, in any such case, the surviving or resulting company of any such merger, combination or similar transaction is not materially less creditworthy than Revlon, Inc. was immediately prior to the consummation of any such transaction.
On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Preferred Stock (in accordance with the Preferred Stock's certificate of designation) for $48.6 million, which represented the $5.21 Liquidation Preference for each of the previously-outstanding 9,336,905 shares of Preferred Stock using the proceeds from Products Corporation's repayment of the Contributed Loan to Revlon, Inc. on such date.  Additionally, in accordance with the terms of the certificate of designation of the Preferred Stock, during 2013, Revlon, Inc. paid to holders of record of the Preferred Stock an aggregate of $6.2 million of regular quarterly dividends on the Preferred Stock (at an annual rate of 12.75% of the $5.21 per share Liquidation Preference). The payment

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

of such interest and principal under the Contributed Loan to Revlon, Inc. by Products Corporation was permissible under the Amended Credit Agreements, the Amended and Restated Senior Subordinated Term Loan Agreement and the 5¾% Senior Notes Indenture.

Long-Term Debt Maturities
The aggregate amounts of contractual long-term debt maturities at December 31, 2013 in the years 2014 through 2018 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2014	$65.4	(a)
2015	7.0	(b)
2016	7.1	(b)
2017	682.1	(c)
2018	7.1	(b)
Thereafter	1,165.6	(d)
Total long-term debt	1,934.3
Discounts	(6.6)
Total long-term debt, net of discounts	$1,927.7

(a)
Amount includes the $58.4 million aggregate principal amount outstanding under the Non-Contributed Loan which matures on October 8, 2014 and the quarterly amortization payments required under the Acquisition Term Loan.

(b)	Amount includes the quarterly amortization payments required under the Acquisition Term Loan.

(c)
Amount includes the $675 million aggregate principal amount outstanding as of December 31, 2013 under the 2011 Term Loan which matures on November 19, 2017 and the quarterly amortization payments required under the Acquisition Term Loan.

(d)
Amount is comprised of (i) the aggregate principal amount expected to be outstanding under the $700 million Acquisition Term Loan assuming a maturity date of October 9, 2019 and (ii) the $500 million aggregate principal amount outstanding as of December 31, 2013 under the 5¾% Senior Notes, which mature on February 21, 2021.

12. FAIR VALUE MEASUREMENTS
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2013, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.0	$—	$1.0	$—
2013 Interest Rate Swap(b)	2.5	—	2.5	—
Total assets at fair value	$3.5	$—	$3.5	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.2	$—	$0.2	$—
Total liabilities at fair value	$0.2	$—	$0.2	$—

As of December 31, 2012, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—
Total assets at fair value	$0.1	$—	$0.1	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.4	$—	$0.4	$—
Total liabilities at fair value	$0.4	$—	$0.4	$—

(a)	The fair value of the Company’s FX Contracts was measured based on observable market transactions of spot and forward rates on the respective dates. See Note 13, “Financial Instruments.”

(b)
The fair value of the Company's 2013 Interest Rate Swap was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve as of December 31, 2013. See Note 13, “Financial Instruments.”

As of December 31, 2013, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,931.9	$—	$1,931.9	$1,927.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2012, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, and Preferred Stock (which Preferred Stock was redeemed in full in October 2013), are categorized in the table below:

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

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.9 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2013 and December 31, 2012, respectively. Included in these amounts is approximately $8.1 million and $8.7 million at December 31, 2013 and December 31, 2012, respectively, in standby letters of credit which support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
Derivative Financial Instruments
The Company uses derivative financial instruments, primarily (i) FX Contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows and (ii) interest rate hedging transactions, such as the 2013 Interest Rate Swap, intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year.
The U.S. Dollar notional amount of the FX Contracts outstanding at December 31, 2013 and December 31, 2012 was $52.9 million and $43.9 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to its Acquisition Term Loan with respect to the $400 million notional amount over the three-year term of the 2013 Interest Rate Swap. Under the terms of the 2013 Interest Rate Swap, Products Corporation will receive from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00% commencing in May 2015, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap.) For the period ended December 31, 2013, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Income.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $3.5 million and $0.1 million as of December 31, 2013 and 2012, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's derivative instrument counterparties, the Company believes the risk of loss under these derivative instruments is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its consolidated financial statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	December 31, 2013	December 31, 2012	Balance Sheet	December 31, 2013	December 31, 2012
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Other assets	$2.5	$—
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	1.0	0.1	Accrued Expenses	$0.2	$0.4

(i) The fair value of the 2013 Interest Rate Swap at December 31, 2013 was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at December 31, 2013.
(ii) The fair values of the FX Contracts at December 31, 2013 and December 31, 2012 were measured based on observable market transactions of spot and forward rates at December 31, 2013 and December 31, 2012, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
	2013	2012	2011
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	$2.5	$—	$—

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Year Ended December 31,
		2013	2012	2011
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency losses, net	$2.2	$(1.9)	$(1.1)

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

14. INCOME TAXES
The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes:
United States	$26.0	$87.2	$48.9
Foreign	44.6	17.7	43.1
	$70.6	$104.9	$92.0
Provision for (benefit from) income taxes:
United States federal	$24.8	$41.8	$34.4
State and local	13.8	(9.6)	(3.6)
Foreign	7.4	11.5	6.0
	$46.0	$43.7	$36.8
Current:
United States federal	$3.2	$2.2	$0.9
State and local	0.7	2.4	0.8
Foreign	11.3	10.7	21.7
	15.2	15.3	23.4
Deferred:
United States federal	28.0	73.4	60.1
State and local	22.2	(5.2)	(1.3)
Foreign	(1.7)	3.0	(14.4)
	48.5	71.2	44.4
Benefits of operating loss carryforwards:
United States federal	(6.4)	(33.8)	(26.6)
State and local	(9.1)	(6.8)	(3.1)
Foreign	(2.2)	(2.2)	(1.3)
	(17.7)	(42.8)	(31.0)
	$46.0	$43.7	$36.8
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Computed income tax expense	$24.7	$36.7	$32.2
State and local taxes, net of U.S. federal income tax benefit	8.9	4.0	(2.4)
Foreign and U.S. tax effects attributable to operations outside the U.S.	(8.2)	(7.5)	3.0
Reduction in valuation allowance	—	(15.8)	(16.9)
Foreign dividends and earnings taxable in the U.S.	11.0	12.7	15.2
Restructuring charges and litigation loss contingency for which there is no tax benefit	2.7	11.1	—
Other	6.9	2.5	5.7
Tax expense	$46.0	$43.7	$36.8
Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities at December 31, 2013 and 2012 were comprised of the following:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	December 31,
	2013	2012
Deferred tax assets:
Inventories	$9.1	$3.6
Net operating loss carryforwards - U.S.	140.7	153.4
Net operating loss carryforwards - foreign	69.9	51.1
Employee benefits	65.0	98.9
State and local taxes	2.3	2.3
Sales related reserves	33.6	31.4
Other	42.9	32.5
Total gross deferred tax assets	363.5	373.2
Less valuation allowance	(61.7)	(70.6)
Total deferred tax assets, net of valuation allowance	301.8	302.6
Deferred tax liabilities:
Plant, equipment and other assets	(126.3)	(17.0)
Foreign currency translation adjustment	1.9	(1.1)
Other	(45.2)	(21.0)
Total gross deferred tax liabilities	(169.6)	(39.1)
Net deferred tax assets	$132.2	$263.5
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
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it is more-likely-than-not that the deferred tax assets will not be realized. At December 31, 2013, the deferred tax valuation allowance primarily represents amounts for foreign tax loss carryforwards and certain U.S. state and local tax loss carryforwards. The deferred tax valuation allowance decreased by $8.9 million and $49.4 million during 2013 and 2012, respectively. The decrease in the deferred tax valuation allowance during 2013 was primarily due to changes in the presentation of the Company's unrecognized tax benefits as a result of its prospective adoption of ASU No. 2013-11 at December 31, 2013, partially offset by a valuation allowance recorded against certain deferred tax assets resulting from the Colomer Acquisition. The decrease in the deferred tax valuation allowance during 2012 was primarily driven by the reduction in tax loss carryforwards in certain foreign markets and

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the reduction in the valuation allowance with respect to net deferred tax assets in certain jurisdictions within the U.S., as noted above.
After December 31, 2013, the Company has tax loss carryforwards of approximately $563.3 million, of which $286.0 million are foreign and $277.3 million are domestic (federal). The losses expire in future years as follows: 2014- $1.1 million; 2015- $0.4 million; 2016- $2.1 million; 2017 and beyond- $426.4 million; and unlimited- $133.3 million. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2013, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below).
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, Australia, Spain and South Africa for tax years ended December 31, 2009 through December 31, 2012 and the U.S. (federal) for tax years ended December 31, 2010 through December 31, 2012. The Company classifies interest and penalties as a component of the provision for income taxes. During the years ended December 31, 2013 and 2012, the Company recognized in the Consolidated Statements of Operations and Comprehensive Income a decrease of $1.7 million and an increase of $0.6 million, respectively, in accrued interest and penalties.
At December 31, 2013 and 2012, the Company had unrecognized tax benefits of $74.5 million and $49.9 million, respectively, including $11.6 million and $13.5 million, respectively, of accrued interest and penalties. All of the unrecognized tax benefits, to the extent reduced and unutilized in future periods, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance at January 1, 2012	$46.0
Increase based on tax positions taken in a prior year	8.5
Decrease based on tax positions taken in a prior year	(4.8)
Increase based on tax positions taken in the current year	6.0
Decrease resulting from the lapse of statutes of limitations	(5.8)
Balance at December 31, 2012	49.9
Increase based on tax positions taken in a prior year	25.8
Decrease based on tax positions taken in a prior year	(1.6)
Increase based on tax positions taken in the current year	9.3
Decrease resulting from the lapse of statutes of limitations	(8.9)
Balance at December 31, 2013	$74.5
In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2014 will decrease by approximately $4.0 million as a result of changes in various tax positions, each of which is individually insignificant.
The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $59.7 million of foreign subsidiaries' cumulative undistributed earnings as of December 31, 2013 because such earnings are intended to be indefinitely reinvested overseas. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 21, “Related Party Transactions - Tax Sharing Agreements”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the “MacAndrews & Forbes Group”) for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 21, “Related Party Transactions - Transfer Agreements”), Revlon, Inc., Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Holdings entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon, Inc. and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon, Inc.'s and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. Revlon, Inc. and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Holdings or its subsidiaries. Revlon, Inc. and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon, Inc. or

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.
Following the closing of the 2004 Revlon Exchange Transactions, Revlon, Inc. became the parent of a new consolidated group for federal income tax purposes and Products Corporation's federal taxable income and loss are included in such group's consolidated tax returns. Accordingly, Revlon, Inc. and Products Corporation entered into a tax sharing agreement (the "Revlon Tax Sharing Agreement") pursuant to which Products Corporation is required to pay to Revlon, Inc. amounts equal to the taxes that Products Corporation would otherwise have had to pay if Products Corporation were to file separate federal, state or local income tax returns, limited to the amount, and payable only at such times, as Revlon, Inc. will be required to make payments to the applicable taxing authorities.
There were no federal tax payments or payments in lieu of taxes from Revlon, Inc. to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2013 or 2012 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2014. During 2013, there were no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2012 and $1.3 million with respect to 2013. The Company expects that there will be no federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement during 2014 with respect to 2013. During 2012, there was $0.3 million in federal tax payments from Products Corporation to Revlon, Inc. pursuant to the Revlon Tax Sharing Agreement with respect to 2011 and $1.8 million with respect to 2012.
Pursuant to the asset transfer agreement referred to in Note 21, “Related Party Transactions - Transfer Agreements,” Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

15. BASIC AND DILUTED EARNINGS PER COMMON SHARE
For each of the years ended December 31, 2013, 2012 and 2011 all outstanding options to purchase shares of Revlon, Inc. Class A common stock, par value of $0.01 per share (the “Class A Common Stock”), that could potentially dilute basic earnings per common share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive, as in each case their exercise price was in excess of the average NYSE closing price of the Class A Common Stock for these periods.
For each of the years ended December 31, 2013, 2012, and 2011, 20,437, 3,354 and 122,323 weighted average shares of unvested restricted stock that could potentially dilute basic earnings per common share in the future were excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.
The components of basic and diluted earnings per common share for each of the years ended December 31, 2013, 2012 and 2011 are as follows:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$24.6	$61.2	$55.2
Loss from discontinued operations	(30.4)	(10.1)	(1.8)
Net (loss) income	$(5.8)	$51.1	$53.4
Denominator:
Weighted average common shares outstanding – Basic	52,356,798	52,348,636	52,173,906
Effect of dilutive restricted stock	931	8,246	157,901
Weighted average common shares outstanding – Diluted	52,357,729	52,356,882	52,331,807
Basic (loss) earnings per common share:
Continuing operations	$0.47	$1.17	$1.06
Discontinued operations	(0.58)	(0.19)	(0.04)
Net (loss) income	$(0.11)	$0.98	$1.02
Diluted (loss) earnings per common share:
Continuing operations	$0.47	$1.17	$1.06
Discontinued operations	(0.58)	(0.19)	(0.04)
Net (loss) income	$(0.11)	$0.98	$1.02

16. SAVINGS PLAN, PENSION AND POST-RETIREMENT BENEFITS
Savings Plan:
The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 6%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service. The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation (for a total match of 3% of employee contributions). The Company made cash matching contributions of $2.4 million to the Savings Plan during each of 2013, 2012 and 2011, respectively.
The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit sharing component that enables the Company, should it elect to do so, to make discretionary profit sharing contributions. For 2013, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $4.1 million (of which $3.2 million was paid in 2013 and $0.9 million was paid in January 2014), or 3% of eligible compensation, which was credited on a quarterly basis. For 2012, the Company made discretionary profit sharing contributions to the Savings Plan and non-qualified defined contribution savings plan of $3.9 million (of which $3.0 million was paid in 2012 and $0.9 million was paid in January 2013), or 3% of eligible compensation, which was credited on a quarterly basis.
Pension Benefits:
Effective December 31, 2012, the Company merged two of its qualified defined benefit pension plans; therefore, as of December 31, 2012, the Company sponsors two qualified defined benefit pension plans. The Company also has non-qualified pension plans which provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for designated officers of the Company. These non-qualified plans are funded from the general assets of the Company.
In 2009, Products Corporation’s U.S. qualified defined benefit pension plan (the Revlon Employees’ Retirement Plan, which covered a substantial portion of the Company's employees in the U.S.) and its non-qualified pension plan (the Revlon Pension Equalization Plan) were amended to cease future benefit accruals under such plan after December 31, 2009. No additional benefits have accrued since December 31, 2009, other than interest credits on participant account balances under the cash balance program of the Company’s U.S. pension plans. Also, service credits for vesting and early retirement eligibility will continue to accrue in accordance with the terms of the respective plans. Additionally, in 2010, Products Corporation amended its Canadian defined benefit pension plan (the Affiliated Revlon Companies Employment Plan) to cease future benefit accruals under such plan after December 31, 2010.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During 2012, the Company announced plans to exit its owned manufacturing facility in France and rightsize its organization in France as part of the September 2012 Program (as defined in Note 3, “Restructuring Charges”). As a result of the September 2012 Program, the Company recognized a curtailment gain of $1.7 million, partially offset by $0.2 million of prior service costs and accumulated actuarial losses previously reported within accumulated other comprehensive loss, for a net gain of $1.5 million, which was recorded within restructuring charges and other, net for the year ended December 31, 2012.
Other Post-retirement Benefits:
The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Inc., Products Corporation and MacAndrews & Forbes. (See Note 21, “Related Party Transactions - Transfer Agreements”).
The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans.

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(744.6)	$(700.5)	$(16.5)	$(16.1)
Service cost	(0.9)	(1.6)	—	—
Interest cost	(27.6)	(30.0)	(0.6)	(0.7)
Actuarial gain (loss)	65.5	(51.1)	1.6	(0.5)
Curtailment gain	—	1.7	—	—
Settlement gain	—	0.2	—	—
Benefits paid	39.1	39.0	0.8	0.8
Currency translation adjustments	(0.1)	(2.3)	0.3	—
Other	0.4	—	—	—
Benefit obligation - end of year	$(668.2)	$(744.6)	$(14.4)	$(16.5)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$520.2	$463.8	$—	$—
Actual return on plan assets	58.1	64.2	—	—
Employer contributions	17.7	29.0	0.8	0.8
Benefits paid	(39.1)	(39.0)	(0.8)	(0.8)
Settlement gain	—	(0.2)	—	—
Currency translation adjustments	0.7	2.4	—	—
Fair value of plan assets - end of year	$557.6	$520.2	$—	$—
Unfunded status of plans at December 31,	$(110.6)	$(224.4)	$(14.4)	$(16.5)
In respect of the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012 consist of the following:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2013	2012	2013	2012
Accrued expenses and other	$(5.9)	$(6.4)	$(0.8)	$(0.8)
Pension and other post-retirement benefit liabilities	(104.7)	(218.0)	(13.6)	(15.7)
Total liability	(110.6)	(224.4)	(14.4)	(16.5)

Accumulated other comprehensive loss, gross	170.1	264.2	2.8	4.6
Income tax (benefit) expense	(1.8)	(35.9)	0.1	(0.5)
Portion allocated to Revlon Holdings	(0.7)	(0.9)	—	—
Accumulated other comprehensive loss, net	$167.6	$227.4	$2.9	$4.1
With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.6 million and $2.9 million at December 31, 2013 and 2012, respectively, relating to pension plan liabilities retained by such affiliates.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2013	2012
Projected benefit obligation	$668.2	$744.6
Accumulated benefit obligation	667.3	743.6
Fair value of plan assets	557.6	520.2
Net Periodic Benefit Cost:
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Net periodic benefit (income) costs:
Service cost	$0.9	$1.6	$1.2	$—	$—	$—
Interest cost	27.6	30.0	32.4	0.6	0.7	0.9
Expected return on plan assets	(38.3)	(35.2)	(35.0)	—	—	—
Amortization of prior service cost (credit)	—	—	0.1	—	—	—
Amortization of actuarial loss	8.6	8.1	5.3	0.4	0.3	0.3
Curtailment gain	—	(1.5)	—	—	—	—
	(1.2)	3.0	4.0	1.0	1.0	1.2
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.1)
	$(1.3)	$2.9	$3.9	$0.9	$1.0	$1.1
Of the total net periodic benefit income of $(0.4) million for the year ended December 31, 2013, $(2.3) million is recorded in cost of sales, $2.4 million is recorded in SG&A expenses and $(0.5) million is capitalized in inventory.
During 2013, the Company recognized net period benefit income of $(0.4) million, compared to net period benefit costs of $3.9 million in 2012, driven primarily by the increase in the fair value of pension plan assets at December 31, 2012.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During 2012, excluding the curtailment gain described above, net periodic benefit costs were flat compared to 2011, driven primarily by a decrease in the weighted-average discount rate, partially offset by the increase in the fair value of pension plan assets at December 31, 2011.
Amounts recognized in accumulated other comprehensive loss at December 31, 2013 in respect of the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, are as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$170.1	$2.8	$172.9
Prior service cost	—	—	—
Accumulated Other Comprehensive Loss, Gross	170.1	2.8	172.9
Income tax (benefit) expense	(1.8)	0.1	(1.7)
Portion allocated to Revlon Holdings	(0.7)	—	(0.7)
Accumulated Other Comprehensive Loss, Net	$167.6	$2.9	$170.5
The total actuarial losses and prior service costs in respect of the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2013 and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2014, is $4.4 million and $0.2 million, respectively.
Pension Plan Assumptions:
The following weighted-average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2013	2012	2013	2012
Discount rate	4.68%	3.78%	4.48%	4.33%
Rate of future compensation increases	3.00%	3.00%	3.40%	2.97%
The following weighted-average assumptions were used to determine the Company’s net periodic benefit cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.78%	4.38%	5.17%	4.33%	4.77%	5.32%
Expected long-term return on plan assets	7.75%	7.75%	8.00%	6.00%	6.22%	6.25%
Rate of future compensation increases	3.00%	3.50%	3.50%	2.97%	3.05%	3.53%
The 4.68% weighted-average discount rate used to determine the Company’s projected benefit obligation of the Company’s U.S. plans at the end of 2013 was derived by reference to appropriate benchmark yields on high quality corporate bonds, with terms which approximate the duration of the benefit payments and the relevant benchmark bond indices considering the individual plan’s characteristics. The rate selected approximates the rate at which the Company believes the U.S. pension benefits could have been effectively settled. The discount rates used to determine the Company’s projected benefit obligation of the Company’s primary international plans at the end of 2013 were derived from similar local studies, in conjunction with local actuarial consultants and asset managers.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 7.75% and 6.00% weighted-average long-term rate of return on plan assets assumption during 2013 for the U.S and International pension

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
The rate of future compensation increases is an assumption used by the actuarial consultants for pension accounting and is determined based on the Company’s current expectation for such increases.
Investment Policy:
The Investment Committee for the Company's U.S. pension plans (the “Investment Committee”) has adopted (and revises from time to time) an investment policy for the U.S. pension plans with the objective of meeting or exceeding, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains a professional investment advisor who recommends investment managers that invest plan assets in the following asset classes: common and preferred stock, mutual funds, fixed income securities, common and collective funds, hedge funds, group annuity contracts and cash and other investments. The Company’s international plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.
The investment policy adopted by the Investment Committee provides for investments in a broad range of publicly-traded securities, among other things.  The investments are in domestic and international stocks, ranging from small to large capitalization stocks, debt securities ranging from domestic and international treasury issues, corporate debt securities, mortgages and asset-backed issues. Other investments may include cash and cash equivalents and hedge funds.  The investment policy also allows for private equity, not covered in investments described above, provided that such investments are approved by the Investment Committee prior to their selection. Also, global balanced strategies are utilized to provide for investments in a broad range of publicly-traded stocks and bonds in both domestic and international markets as described above. In addition, the global balanced strategies can include commodities, provided that such investments are approved by the Investment Committee prior to their selection.
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

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 30%	—
Common and collective funds	25% - 55%	100%
Hedge funds	0% - 15%	—
Group annuity contract	0% - 5%	—
Cash and other investments	0% - 10%	—
Fair Value of Pension Plan Assets:
The following table presents information on the fair value of the U.S. and international pension plan assets at December 31, 2013 and 2012:

	U.S. Plans		International Plans
	2013	2012	2013	2012
Fair value of plan assets	$492.5	$461.9	$65.1	$58.3
The Company determines the fair values of the Company’s U.S. and international pension plan assets as follows:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the U.S. and International pension plan assets at December 31, 2013, by asset categories were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$23.1	$23.1	$—	$—
Mutual Funds(a):
Corporate bonds	24.4	24.4	—	—
Government bonds	15.1	15.1	—	—
U.S. large cap equity	68.7	68.7	—	—
International equities	4.3	4.3	—	—
Emerging markets international equity	4.2	4.2	—	—
Other	0.9	0.9	—	—
Fixed Income Securities:
Corporate bonds	46.1	—	45.8	0.3
Government bonds	9.6	—	8.0	1.6
Common and Collective Funds(a):
Corporate bonds	53.7	—	53.7	—
Government bonds	69.8	—	69.8	—
U.S. large cap equity	33.8	—	33.8	—
U.S. small/mid cap equity	23.0	—	23.0	—
International equities	92.1	—	92.1	—
Emerging markets international equity	17.3	—	17.3	—
Cash and cash equivalents	2.0	—	2.0	—
Other	2.9	—	2.9	—
Hedge Funds(a):
Corporate bonds	11.8	—	11.8	—
Government bonds	24.5	—	24.5	—
U.S. large cap equity	4.3	—	4.3	—
International equities	6.1	—	6.1	—
Cash and cash equivalents	5.7	—	5.7	—
Other	4.1	—	4.1	—
Group Annuity Contract	2.6	—	2.6	—
Cash and Cash Equivalents	7.5	7.5	—	—
Fair value of plan assets at December 31, 2013	$557.6	$148.2	$407.5	$1.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common and Collective Funds(a):
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table sets forth a summary of changes in the fair values of the U.S. and International pension plans’ Level 3 assets for the years ended December 31, 2013 and 2012:

	Total	Fixed Income Securities
Balance, December 31, 2011	$—	$—
Purchases, sales, and settlements, net	0.6	0.6
Balance, December 31, 2012	0.6	0.6
Purchases, sales, and settlements, net	0.6	0.6
Loss on assets held during the period	(0.2)	(0.2)
Transfers into Level 3	0.9	0.9
Balance, December 31, 2013	$1.9	$1.9
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit and local laws, or to directly pay benefit payments where appropriate. During 2013, the Company contributed $17.7 million to its pension plans and $0.8 million to its other post-retirement benefit plans. During 2014, the Company expects to contribute approximately $25.0 million to its pension and other post-retirement benefit plans.
Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2014	$40.7	$1.2
2015	41.2	1.2
2016	41.8	1.2
2017	43.0	1.2
2018	43.4	1.2
Years 2019 to 2023	225.0	5.8

17. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is as follows:

	Common Stock
	Class A	Class B	Treasury Stock
Balance, December 31, 2010	50,000,497	3,125,000	532,838
Cancellation of restricted stock	(13,846)	—
Withholding of restricted stock to satisfy taxes	—	—	138,433
Balance, December 31, 2011	49,986,651	3,125,000	671,271
Withholding of restricted stock to satisfy taxes	—	—	83,582
Balance, December 31, 2012	49,986,651	3,125,000	754,853
Conversion of Class B shares to Class A shares	3,125,000	(3,125,000)
Restricted stock grants	120,000	—
Balance, December 31, 2013	53,231,651	—	754,853

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Common Stock
As of December 31, 2013, the Company's authorized common stock consisted of 900 million shares of Class A Common Stock and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"). In October 2009, Revlon, Inc., amended its certificate of incorporation to (1) clarify that the provision requiring that holders of its Class A Common Stock and holders of its Class B Common Stock receive the same consideration in certain business combinations shall only apply in connection with transactions involving third parties and (2) increase the number of Revlon, Inc.’s authorized shares of preferred stock from 20 million to 50 million and, accordingly, to increase the number of Revlon, Inc.’s authorized shares of capital stock from 1,120 million to 1,150 million. The holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters, except as otherwise required by law, with each share of Class A Common Stock entitling its holder to one vote and each share of the Class B Common Stock entitling its holder to ten votes. The holders of the Company's two classes of Common Stock are entitled to share equally in the earnings of the Company from dividends, when and if declared by Revlon, Inc.’s Board of Directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
In October 2013, MacAndrews & Forbes exercised its right under Revlon, Inc.'s Restated Certificate of Incorporation to voluntarily convert all of the 3,125,000 shares of Revlon, Inc. Class B Common Stock (previously held in the name of REV Holdings LLC) on a one-for-one basis into 3,125,000 shares of Revlon, Inc. Class A Common Stock. The shares of Revlon, Inc.'s Class A Common Stock issued in such conversion were not registered under the Securities Act. As MacAndrews & Forbes is an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act, such shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. Appropriate restrictive legends were affixed to the certificate representing the shares of Class A Common Stock issued to REV Holdings LLC in such conversion. Revlon, Inc. did not receive any proceeds in connection with such conversion.
On October 8, 2013, Revlon, Inc. consummated the mandatory redemption of the Preferred Stock in accordance with such Preferred Stock's certificate of designation and, using the proceeds of the Contributed Loan between Revlon, Inc. and Products Corporation which matured on October 8, 2013, Revlon, Inc. paid $48.6 million to the Preferred Stock holders, which represented the $5.21 liquidation preference for each of the outstanding 9,336,905 shares of Preferred Stock. See Note 11, “Long-Term Debt and Redeemable Preferred Stock” for further discussion.
As of December 31, 2013, after giving effect to the foregoing transactions, MacAndrews & Forbes beneficially owned approximately 78% of Revlon, Inc.’s Class A Common Stock, representing approximately 78% of Revlon, Inc.’s outstanding voting capital stock.
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

18. STOCK COMPENSATION PLAN
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2013, 2012 and 2011, there were 800; 8,105; and 264,509 stock options exercisable under the Stock Plan, respectively.
A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Stock Options (000's)	Weighted Average Exercise Price
Outstanding at January 1, 2011	987.9	$31.68
Forfeited and expired	(723.4)	31.92
Outstanding at December 31, 2011	264.5	31.02
Forfeited and expired	(256.4)	31.06
Outstanding at December 31, 2012	8.1	29.91
Forfeited and expired	(7.3)	30.17
Outstanding at December 31, 2013	0.8	27.50
The following table summarizes significant ranges of the Stock Plan's stock options outstanding and exercisable at December 31, 2013:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Options (000's)	Weighted Average Years Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value
$27.50	0.8	0.07	$27.50	$—

Restricted stock awards and restricted stock units:
The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon, Inc. and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 1.5 years to 3 years. In October 2013, the Company granted 120,000 shares of restricted common stock to an executive, which shares will vest over a 3-year period in equal installments on the first, second and third anniversary of the grant date. There have not been any other restricted stock awards granted since 2009.
A summary of the restricted stock and restricted stock units activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	690.7	$8.20
Vested(a)	(419.5)	8.95
Forfeited	(13.8)	7.15
Outstanding at December 31, 2011	257.4	7.04
Vested(a)	(257.4)	7.04
Outstanding at December 31, 2012	—	—
Granted	120.0	24.80
Outstanding at December 31, 2013	120.0	24.80

(a)
Of the amounts vested during 2012 and 2011, 83,582 and 138,433 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon, Inc. treasury stock and are not sold on the open market. (See discussion under “Treasury Stock” in Note 17, “Stockholders’ Deficiency”).

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $0.2 million, $0.3 million and $1.9 million during 2013, 2012 and 2011, respectively. The deferred stock-based compensation related to restricted stock awards was $2.8 million and nil at December 31, 2013 and 2012, respectively. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2013 and 2012 was nil and $3.7 million, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2013 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Prior Service Cost on Post-retirement Benefits	Deferred Gain - Hedging	Accumulated Other Comprehensive Loss
Balance, January 1, 2011	$33.1	$(183.2)	$(0.2)	$—	$(150.3)
Unrealized gains (losses), net of tax of $1.8 million	(8.3)	—	—	—	(8.3)
Amortization of pension related costs, net of tax of $(2.0) million(a)	—	3.5	0.1	—	3.6
Pension re-measurement, net of tax of $30.1 million	—	(45.9)	—	—	(45.9)
Balance, December 31, 2011	24.8	(225.6)	(0.1)	—	(200.9)
Unrealized gains (losses), net of tax of $1.0 million	(1.5)	—	—	—	(1.5)
Amortization of pension related costs, net of tax of $(1.0) million(a)(b)	—	9.4	—	—	9.4
Pension re-measurement, net of tax of $7.2 million	—	(15.4)	—	—	(15.4)
Pension curtailment gain(c)	—	0.1	0.1	—	0.2
Balance, December 31, 2012	23.3	(231.5)	—	—	(208.2)
Unrealized gains (losses), net of tax of $3.3 million	(4.1)	—	—	—	(4.1)
Amortization of pension related costs, net of tax of $(1.2) million (a)	—	7.7	—	—	7.7
Pension re-measurement, net of tax of $(33.5) million	—	53.3	—	—	53.3
Revaluation of derivative financial instrument, net of tax of $(1.0) million(d)	—	—	—	1.5	1.5
Balance, December 31, 2013	$19.2	$(170.5)	$—	$1.5	$(149.8)

(a)
Amounts represent the change in Accumulated Other Comprehensive Loss as a result of the amortization of unrecognized prior service costs and actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 16, “Savings Plan, Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)	Included in this amount is a $2.0 million reclassification adjustment recorded in the first quarter of 2012 related to deferred taxes on the amortization of actuarial losses.

(c)
As a result of the September 2012 Program, the Company recognized a curtailment gain of $1.7 million, partially offset by $0.1 million of accumulated actuarial losses and $0.1 million of prior service costs previously reported within Accumulated Other Comprehensive Loss, for a net gain of $1.5 million, which was recorded within restructuring charges for the year ended December 31, 2012. See Note 16, “Savings Plan, Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(d)
For the period ended December 31, 2013, the 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap are recorded in Other Comprehensive Income See Note 13, "Financial Instruments" for further discussion of the 2013 Interest Rate Swap.

20. COMMITMENTS AND CONTINGENCIES
Products Corporation currently leases manufacturing, executive, research and development, and sales facilities and various types of equipment under operating and capital lease agreements. Rental expense was $19.8 million, $16.2 million and $17.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum rental commitments under all noncancelable leases, including those pertaining to idled facilities, are presented below.

Minimum Rental Commitments	Total	2014	2015	2016	2017	2018	Thereafter
Capital leases	$7.3	$3.4	$2.2	$1.4	$0.3	$—	$—
Operating leases	78.8	28.7	13.4	9.5	6.4	4.7	16.1
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, financial condition and/or its results of operations. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.
As previously announced, on October 8, 2009, the Company consummated its voluntary exchange offer in which, among other things, Revlon, Inc. issued to stockholders who elected to exchange shares (other than MacAndrews & Forbes) 9,336,905 shares of its Preferred Stock in exchange for the same number of shares of Revlon, Inc. Class A Common Stock tendered in the Exchange Offer (the “Exchange Offer”). During 2009, several class action lawsuits were brought against the Company, Revlon, Inc.’s then directors and MacAndrews & Forbes (collectively, “Defendants”) related to the 2009 Exchange Offer. Plaintiffs in each of these actions sought, among other things, an award of damages and the costs and disbursements of such actions, including a reasonable allowance for the fees and expenses of each such plaintiff’s attorneys and experts.
On June 21, 2012, without admitting any liability, Revlon, Inc., Revlon, Inc.’s then directors and MacAndrews & Forbes (collectively, “Defendants”) entered into a binding Memorandum of Understanding (“MOU”) with Fidelity Management & Research Company (“FMR Co.”) and its investment advisory affiliates, all of which are direct or indirect subsidiaries of FMR LLC (collectively, “Fidelity”), which through various funds and management agreements controlled the largest block of shares to participate in the Exchange Offer, to settle potential claims Fidelity could have had as a potential member of the classes that plaintiffs sought to certify in the pending actions.
Fidelity executed the MOU on behalf of 6,111,879 shares (the “Fidelity Controlled Shares”) out of the 6,933,526 shares (the “Fidelity Shares”) of the Company’s Class A Common Stock that Fidelity exchanged in the Exchange Offer, and pursuant to the terms of the MOU, the remaining 821,647 shares agreed on July 12, 2012, to participate in the settlement. As part of the settlement, Fidelity agreed, among other things, to accept a cash payment from Defendants of $22.5 million (the “Fidelity Settlement Amount”), which amount was paid from insurance proceeds in July 2012, in exchange for Fidelity’s opting out with respect to the Fidelity Shares of any purported class action related to the Exchange Offer and Fidelity’s release of all related potential claims. On July 20, 2012, Fidelity and the Defendants executed a final Stipulation and Settlement Agreement (the “Stipulation”) the terms of which are substantively identical to the terms of the MOU. The Stipulation superseded the MOU. In addition, on July 17, 2012, the Defendants entered into a binding MOU with two additional stockholders who collectively exchanged 310,690 shares in the Exchange Offer, the terms of which are substantively identical to the settlement with Fidelity and called for the payment of $1 million, in the aggregate, to the two stockholders. In August 2012, Defendants and the two additional stockholders executed a final Stipulation and Settlement Agreement which superseded, and was substantively identical to, the MOU. The $1 million payment was paid from insurance proceeds in August 2012.
In the second quarter of 2012, the Company recorded a charge and corresponding income from insurance proceeds related to Revlon Inc.’s estimated allocable portion of the Fidelity Settlement Amount and the additional $1 million payment, which resulted in no impact to the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012.
The Defendants also agreed with Fidelity and the two additional stockholders (together, the “settling stockholders”) that, in the event a settlement was reached with the purported class action plaintiffs, or an award of damages was issued following a trial in any of the actions, and that settlement amount or damage award exceeded the settlement amounts on a per share basis received

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

by the settling stockholders, the settling stockholders would each receive additional consideration subject to certain parameters. The agreements with the settling stockholders were not subject to court approval and had no effect on the actions other than to exclude the settling stockholders from any certified class.
Although the Company continued to believe that it had meritorious defenses to the asserted claims in the actions, the Defendants and plaintiffs agreed to the terms of a settlement and on October 8, 2012, which at the time was pending approval from the courts to which it was presented, executed the settlement agreements to resolve all claims in all of the actions (the “Settlement”).
The Settlement provided that the Defendants would make net cash payments totaling approximately $9.2 million to settle all of the actions, and full and complete releases would be provided to Defendants from all plaintiffs. In addition, when it was approved by the courts, the Settlement resulted in additional payments to the settling stockholders totaling approximately $4.2 million, of which approximately $4 million was paid to Fidelity.
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
In September 2013, Revlon, Inc. received a final payment of approximately $1.8 million of insurance proceeds in connection with matters related to the 2009 Exchange Offer. These proceeds were recorded as a gain within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.

21. RELATED PARTY TRANSACTIONS
As of December 31, 2013, MacAndrews & Forbes beneficially owned approximately 78% of Revlon, Inc.'s Class A Common Stock representing approximately 78% of Revlon, Inc.’s outstanding shares of voting capital stock. As a result, MacAndrews & Forbes is able to elect Revlon, Inc.’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon, Inc.'s stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon, Inc.’s Board of Directors.
Transfer Agreements
In June 1992, Revlon, Inc. and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon, Inc. and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, on June 24, 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted distribution channels considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon, Inc. and Products Corporation against losses arising from the Excluded Liabilities, and Revlon, Inc. and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.2 million for 2013 and $0.3 million

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

for each of 2012 and 2011. As of both December 31, 2013 and 2012, a $0.1 million receivable from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements.
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
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the year ended December 31, 2013 was $(4.4) million, which primarily includes a $6.1 million partial payment made by the Company to MacAndrews & Forbes during the first quarter of 2013 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017, partially offset by $1.8 million from MacAndrews & Forbes for reimbursable costs incurred by the Company related to matters covered by the D&O Insurance Program. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the year ended December 31, 2012 was $3.3 million, which primarily includes $18.0 million from MacAndrews & Forbes for reimbursable costs incurred by the Company related to matters covered by the D&O Insurance Program, partially offset by the initial $14.6 million partial pre-payment made by the Company to MacAndrews & Forbes during the first quarter of 2012 for premiums related to the Company’s allocable portion of the D&O Insurance Program. The net activity related to services provided and/or purchased under the Reimbursement Agreements during the year ended December 31, 2011 was $(0.5) million. As of December 31, 2013 and December 31, 2012, a receivable balance of nil and $0.3 million, respectively, from MacAndrews & Forbes was included within prepaid expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.
Tax Sharing Agreements
As a result of a debt-for-equity exchange transaction completed in March 2004 (the “2004 Revlon Exchange Transactions”), as of March 25, 2004, Revlon, Inc., Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 14, “Income Taxes,” for further discussion on these agreements and related transactions in 2013, 2012 and 2011.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Registration Rights Agreement
Prior to the consummation of Revlon, Inc.'s initial public equity offering in February 1996, Revlon, Inc. and Revlon Worldwide Corporation (which subsequently merged into REV Holdings LLC, a Delaware limited liability company (formerly a Delaware corporation) and a wholly-owned subsidiary of MacAndrews & Forbes (“REV Holdings”)), the then direct parent of Revlon, Inc., entered into a registration rights agreement (the "Registration Rights Agreement"), and in February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon, Inc.'s Common Stock held by REV Holdings (the "Holders") had the right to require Revlon, Inc. to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including, without limitation, the shares of Class A Common Stock purchased by MacAndrews & Forbes in connection with the $50.0 million equity rights offering consummated by Revlon, Inc. in 2003 and the shares of Class A Common Stock which were issued to REV Holdings upon its conversion of all 3,125,000 shares of its Class B Common Stock in October 2013 (a "Demand Registration"). In connection with the closing of the 2004 Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon, Inc.’s $110 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in March 2006, and Revlon, Inc.’s $100 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, which was consummated in January 2007.
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
Amended and Restated Senior Subordinated Term Loan
For a description of transactions with MacAndrews & Forbes in 2012 in connection with the Amended and Restated Senior Subordinated Term Loan, including MacAndrews & Forbes assigning its interest in the Non-Contributed Loan to various third parties, see Note 11, “Long-Term Debt and Redeemable Preferred Stock-Amended and Restated Senior Subordinated Term Loan Agreement.”
Contribution and Stockholders Agreement
In connection with consummating the 2009 Exchange Offer, Revlon, Inc. and MacAndrews & Forbes entered into a Contribution and Stockholder Agreement (as amended, the "Contribution and Stockholder Agreement"), pursuant to which, through such agreement's termination on October 8, 2013:

•
During any period in which Revlon, Inc. may not be subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act, Revlon, Inc. would file or furnish, as appropriate, with the SEC on a voluntary basis all periodic and other reports that are required of a company that is subject to such reporting requirements;

•
Revlon, Inc. would maintain a majority of independent directors on its Board of Directors, each of whom would have been required to meet the “independence” criteria as set forth in Section 303A.02 of the NYSE Listed Company Manual, as it currently does; and

•
Revlon, Inc. would not engage in any transaction with any affiliate, other than Revlon, Inc.’s subsidiaries, or with any legal or beneficial owner of 10% or more of the voting power of Revlon, Inc.’s voting stock, unless (i) any such transaction or series of related transactions involving aggregate payments or other consideration in excess of $5 million was approved by all of Revlon, Inc.'s independent directors and (ii)  any such transaction or series of related transactions involving aggregate payments or other consideration in excess of $20 million was determined, in the written opinion of a nationally recognized investment banking firm, to be fair, from a financial point of view, to Revlon, Inc., and in each case subject to certain exceptions.

Through such agreement's termination on October 8, 2013, MacAndrews & Forbes agreed that it would not complete certain short-form mergers under Section 253 of the Delaware General Corporation Law unless either (i) such transaction was approved in advance by a majority of the independent directors of Revlon, Inc.'s Board of Directors, as well as satisfying certain other

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

conditions; or (ii) the short-form merger was preceded by a “qualifying tender offer” (as defined in the Contribution and Stockholder Agreement) for the shares of Class A Common Stock held by persons other than MacAndrews & Forbes, subject to certain other conditions. In any such merger, the holders of Preferred Stock would have retained their shares of Preferred Stock, or received shares of preferred stock in the surviving corporation of such merger with terms identical to, or no less favorable than, the terms of the Preferred Stock (with, for the avoidance of doubt, the same terms as though issued on the date of original issuance of the Preferred Stock).
Fidelity Stockholders Agreement
 In connection with the 2004 Revlon Exchange Transactions, Revlon, Inc. and Fidelity Management & Research Co. ("Fidelity"), a wholly-owned subsidiary of FMR LLC ("FMR"), entered into a stockholders agreement (the “Fidelity Stockholders Agreement”) pursuant to which, among other things, Revlon, Inc. (i)  agreed to continue to maintain a majority of independent directors (as defined by NYSE listing standards) on its Board of Directors, as it currently does; (ii) established and maintained its Nominating and Corporate Governance Committee of the Board of Directors; and (iii) agreed to certain restrictions with respect to its conducting any business or entering into any transactions or series of related transactions with any of its affiliates, any holders of 10% or more of the outstanding voting stock or any affiliates of such holders (in each case, other than its subsidiaries). The Fidelity Stockholders Agreement terminated no later than the consummation of Revlon, Inc.’s mandatory redemption of its Preferred Stock in October 2013.
Other
As disclosed in Note 20, “Commitments and Contingencies,” during 2012, Revlon, Inc. and MacAndrews & Forbes entered into settlement agreements in connection with the previously disclosed litigation actions related to the 2009 Exchange Offer. Such settlements became effective in August 2013 and resulted in total cash payments of approximately $36.9 million to settle all actions and related claims by Revlon, Inc.’s stockholders, of which $23.5 million were paid from insurance proceeds. In August 2013, a payment of $8.9 million, representing the Company's allocable portion of the settlement amount, was made to settle all amounts owed by Revlon, Inc. in connection with the settlement agreements. The Company previously recorded the $8.9 million charge during the year ended December 31, 2012, which represented Revlon, Inc.’s allocable portion of the total settlement payments not expected to be covered by insurance. Additionally, in September 2013, Revlon, Inc. received a final payment of approximately $1.8 million of insurance proceeds in connection with matters related to the 2009 Exchange Offer. These proceeds are recorded as a gain within SG&A expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.
Pursuant to a lease dated April 2, 1993 (the "Edison Lease"), Revlon Holdings leased to Products Corporation the Edison, N.J. research and development facility for a term of up to 10 years with an annual rent of $1.4 million and certain shared operating expenses payable by Products Corporation which, together with the annual rent, were not to exceed $2.0 million per year. In August 1998, Revlon Holdings sold the Edison facility to an unrelated third party, which assumed substantially all liability for environmental claims and compliance costs relating to the Edison facility, and in connection with such sale Products Corporation terminated the Edison Lease and entered into a new lease with the new owner. Revlon Holdings agreed to indemnify Products Corporation through September 1, 2013 (the original term of the new lease) to the extent that rent under the new lease exceeds the rent that would have been payable under the terminated Edison Lease had it not been terminated. The net amounts reimbursed by Revlon Holdings to Products Corporation with respect to the Edison facility were $0.1 million for each of 2013, 2012 and 2011.
Certain of Products Corporation’s debt obligations, including the Amended Credit Agreements and Products Corporation's 5¾% Senior Notes, have been, and may in the future be, supported by, among other things, subject to certain limited exceptions, all of the domestic subsidiaries of Products Corporation and, for the Amended Credit Agreements, guarantees from Revlon, Inc. The obligations under such guarantees are secured by, among other things, the capital stock of Products Corporation and, subject to certain limited exceptions, the capital stock of all of Products Corporation's domestic subsidiaries and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 11, “Long Term Debt and Redeemable Preferred Stock,” for a discussion of the terms of the Amended Credit Agreements and 5¾% Senior Notes.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations:

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$325.9	$344.7	$333.1	$491.0
Gross profit	211.5	222.1	212.0	304.0
(Loss) income from continuing operations, net of taxes(a)(b)(c)	(4.5)	27.1	11.0	(9.0)
Loss from discontinued operations, net of taxes(c)	(2.4)	(2.4)	(1.5)	(24.1)
Net (loss) income(a)(b)(c)	(6.9)	24.7	9.5	(33.1)

Basic (loss) income per common share(a)(b)(c):
Continuing operations	(0.08)	0.52	0.21	(0.17)
Discontinued operations	(0.05)	(0.05)	(0.03)	(0.46)
Net (loss) income	$(0.13)	$0.47	$0.18	$(0.63)

Diluted (loss) income per common share(a)(b)(c):
Continuing operations	(0.08)	0.52	0.21	(0.17)
Discontinued operations	(0.05)	(0.05)	(0.03)	(0.46)
Net (loss) income	$(0.13)	$0.47	$0.18	$(0.63)

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$321.5	$350.2	$341.2	$383.5
Gross profit	209.2	229.0	216.8	247.6
Income (loss) from continuing operations, net of taxes(d)(e)(f)	10.3	13.6	(11.3)	48.6
Loss from discontinued operations, net of taxes	(1.8)	(2.5)	(3.7)	(2.1)
Net income (loss)(d)(e)(f)	8.5	11.1	(15.0)	46.5

Basic income (loss) per common share(d)(e)(f):
Continuing operations	0.20	0.26	(0.22)	0.93
Discontinued operations	(0.04)	(0.05)	(0.07)	(0.04)
Net income (loss)	$0.16	$0.21	$(0.29)	$0.89

Diluted income (loss) per common share(d)(e)(f):
Continuing operations	0.20	0.26	(0.22)	0.93
Discontinued operations	(0.04)	(0.05)	(0.07)	(0.04)
Net income (loss)	$0.16	$0.21	$(0.29)	$0.89

(a)
Loss from continuing operations, net loss and basic and diluted loss per share for the first quarter of 2013 were unfavorably impacted by a $27.9 million aggregate loss on early extinguishment of debt due to the 2013 Senior Notes Refinancing and the February 2013 Term Loan Amendments. (See Note 11, “Long-Term Debt and Redeemable Preferred Stock”).

(b)
(Loss) income from continuing operations, net (loss) income and basic and diluted (loss) income per share for the first quarter of 2013 and the second quarter of 2013 were favorably impacted by an $8.3 million and an $18.1 million, respectively, gain from insurance proceeds due to the settlement of the Company's claims for the loss of inventory, business interruption and property losses as a result of the fire at the Company's Venezuela facility. (See Note 1, “Description of Business and Summary of Significant Accounting Policies - Other Events - Fire at Revlon Venezuela Facility”).

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(c)
Loss from continuing operations, net loss and basic and diluted loss per share for the fourth quarter of 2013 were unfavorably impacted by $19.1 million of acquisition and integration costs related to the Colomer Acquisition. Additionally, the Company incurred $21.4 million of restructuring and related charges in the fourth quarter of 2013 related to the December 2013 Program, of which $20.0 million relates to the Company's exit of its business operations in China and is recorded in loss from discontinued operations, net of taxes.

(d)
Income from continuing operations, net income and basic and diluted income per share for the second quarter of 2012 were unfavorably impacted by a $6.7 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer. (See Note 20, “Commitments and Contingencies”).

(e)
Loss from continuing operations, net loss and basic and diluted loss per share for the third quarter of 2012 were unfavorably impacted by $24.1 million in restructuring and related charges recorded as a result of the September 2012 Program and an additional $2.2 million loss contingency recognized related to litigation associated with the Company’s 2009 Exchange Offer. (See Note 3, “Restructuring Charges” and Note 20, “Commitments and Contingencies”).

(f)
Income from continuing operations, net income and basic and diluted income per share for the fourth quarter of 2012 were favorably impacted by an increase in net income driven by a non-cash benefit of $15.8 million related to the reduction of the Company’s deferred tax valuation allowance on its net deferred tax assets for certain jurisdictions in the U.S. at December 31, 2012, as a result of the Company’s improved earnings trends and cumulative taxable income in those jurisdictions, which is reflected in the provision for income taxes (See Note 14, “Income Taxes”).

23. SEGMENT DATA AND RELATED INFORMATION
Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive Officer”) in deciding how to allocate resources and in assessing performance. As a result of the similarities in the procurement, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Company's management.
At December 31, 2013, the Company’s operations are organized into the following two operating segments, which also comprise all of the Company’s reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include the mass retail channel, consisting of large mass volume retailers and chain drug and food stores in the U.S. and internationally, as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S.

•
Professional - The Professional segment is comprised of the brands which the Company recently acquired in the Colomer Acquisition, which primarily include Revlon Professional in hair color and hair care; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products; all of which are sold worldwide in the professional salon channel. The Professional segment also includes a skincare line under the Natural Honey brand sold in the mass retail channel, primarily in Spain, and a multi-cultural line consisting of Crème of Nature hair care products sold in the mass retail channel and in professional salons, primarily in the U.S. The Company’s principal customers for its professional products include hair and nail salons and distributors in the U.S. and internationally.

 The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's Consumer and Professional segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, including the impact of: (i) restructuring and related charges; (ii) shareholder litigation; (iii) insurance proceeds related to the 2011 fire that destroyed the Company's facility in Venezuela; (iv) clean-up costs associated with the Venezuela fire; (v) acquisition and integration costs; and (vi) costs of sales resulting from a fair value adjustment to inventory acquired in the Colomer Acquisition, which are shown in the table reconciling segment profit to consolidated income before income taxes. Unallocated corporate expenses primarily relate to general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies.” The assets and liabilities of the Company are managed centrally and are reported

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s operating segments is produced for the Company's management or included herein.
The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Segment Net Sales:
Consumer	$1,377.9	$1,396.4	$1,347.5
Professional	116.8	—	—
Total	$1,494.7	$1,396.4	$1,347.5

Segment Profit:
Consumer	$347.1	$363.1	$323.4
Professional	5.2	—	—
Total	$352.3	$363.1	$323.4

Reconciliation:
Segment Profit	$352.3	$363.1	$323.4
Less:
Unallocated corporate expenses	68.6	65.4	54.8
Non-recurring items:
Gain from insurance proceeds related to Venezuela fire	(26.4)	—	—
Acquisition and integration costs	25.4	—	—
Inventory purchase accounting adjustment, cost of sales	8.5	—	—
Accrual for Venezuela fire clean-up	7.6	—	—
Restructuring and related charges	4.5	24.1	—
Shareholder litigation (recoveries) charges	(1.8)	8.9	—
	265.9	264.7	268.6
Less:
Depreciation and amortization	76.9	65.2	62.5
Interest Expense	73.8	79.1	84.9
Interest Expense - Preferred Stock	5.0	6.5	6.4
Amortization of debt issuance costs	5.2	5.3	5.3
Loss on early extinguishment of debt	29.7	—	11.2
Foreign currency losses, net	3.7	2.8	4.7
Miscellaneous, net	1.0	0.9	1.6
Income from continuing operations before income taxes	$70.6	$104.9	$92.0
As of December 31, 2013, the Company had operations established in 24 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 21% of the Company’s worldwide net sales in 2013 and 22% in each of 2012 and 2011. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company’s net sales. As is customary in the consumer products industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.
In the tables below, certain prior year amounts have been reclassified to conform to the current period’s presentation.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Year Ended December 31,
	2013		2012		2011
Geographic area:
Net sales:
United States	$832.8	56%	$799.8	57%	$757.4	56%
Outside of the United States	661.9	44%	596.6	43%	590.1	44%
	$1,494.7		$1,396.4		$1,347.5

	December 31, 2013		December 31, 2012
Long-lived assets, net:
United States	$830.1	72%	$431.7	90%
Outside of the United States	315.1	28%	48.5	10%
	$1,145.2		$480.2

	Year Ended December 31,
	2013		2012		2011
Classes of similar products:
Net sales:
Color cosmetics	$926.4	62%	$913.0	65%	$849.7	63%
Hair care	263.9	18%	191.1	14%	179.3	13%
Beauty care and fragrance	304.4	20%	292.3	21%	318.5	24%
	$1,494.7		$1,396.4		$1,347.5

24. SUBSEQUENT EVENTS
Integration Program
In January 2014, the Company announced that it was implementing actions to integrate Colomer’s operations into the Company’s business, as well as additional restructuring actions identified to reduce costs across the Company’s businesses (all such actions, together the “Integration Program”).
The Company expects to recognize total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program of approximately $45 million to $50 million in the aggregate over the periods described below, and to achieve annualized cost reductions of approximately $30 million to $35 million. Approximately $10 million to $15 million of these cost reductions are expected to benefit 2014 results.
The Integration Program is designed to deliver cost reductions throughout the combined organization by generating synergies and operating efficiencies within the Company’s global supply chain and consolidating offices and back office support, and other actions designed to reduce selling, general and administrative expenses. Certain actions that are part of the Integration Program are subject to consultations with employees, works councils or unions and governmental authorities. The Company expects to substantially complete the Integration Program by the end of 2015.
The approximately $45 million to $50 million of total restructuring charges, capital expenditures and related non-restructuring costs under the Integration Program referred to above consist of the following:

1.
$12.5 million of non-restructuring integration costs recognized in 2013 within acquisition and integration costs in the Company's Consolidated Statements of Operations and Comprehensive Income related to combining Colomer’s operations into the Company’s business. The Company expects to incur in 2014 approximately $2 million of additional similar non-restructuring costs.

2.	Expected total pre-tax restructuring and related charges of approximately $22 million to $27 million, with approximately

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

$22 million to $25 million expected to be recognized in 2014 and any remaining charges to be recognized in 2015.

a.	These total charges consist primarily of approximately $20 million to $23 million in employee-related costs, including severance and other contractual termination benefits.

b.	All of these charges are expected to be cash, with approximately $20 million to $25 million to be paid in 2014 and the remaining balance in 2015.

3.	Expected integration-related capital expenditures of approximately $8 million, of which approximately $7 million is expected to be paid in 2014 and the remaining balance in 2015.
All amounts reported above (1) supersede the Company’s previously-disclosed expected Colomer acquisition-related integration costs of approximately $40 million and annualized cost synergies of approximately $25 million and (2) are in addition to the December 2013 Program discussed in Note 3, "Restructuring Charges."
February 2014 Term Loan Amendment
In February 2014, Products Corporation entered into an amendment (the “February 2014 Term Loan Amendment”) to the Amended Term Loan Agreement which reduced the interest rates applicable to the $675.0 million 2011 Term Loan under the Amended Term Loan Agreement (the “Amended Tranche”). After giving effect to such amendment, Eurodollar Loans under the Amended Tranche bear interest at the Eurodollar Rate plus 2.5% per annum, with the Eurodollar Rate not to be less than 0.75% (compared to 3.0% and 1.0%, respectively, prior to the February 2014 Term Loan Amendment), while Alternate Base Rate Loans under the Amended Tranche bear interest at the Alternate Base Rate plus 1.5%, with the Alternate Base Rate not to be less than 1.75% (compared to 2.0% in each case prior to the February 2014 Term Loan Amendment) (and as each such term is defined in the Amended Term Loan Agreement). The $675.0 million Amended Tranche is subject to a 1% premium in connection with any repricing transaction occurring prior to the date that is 12 months after the closing of such amendment (or February 26, 2015).

SCHEDULE II

REVLON, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2013	$3.5	$1.6	$(0.9)	$4.2
2012	3.2	0.6	(0.3)	3.5
2011	3.1	(0.1)	0.2	3.2

Allowance for Volume and Early Payment Discounts:
2013	$14.6	$57.6	$(60.1)	$12.1
2012	15.7	58.4	(59.5)	14.6
2011	15.2	54.4	(53.9)	15.7

Allowance for Sales Returns:
2013	$54.5	$77.8	$(79.2)	$53.1
2012	57.8	73.7	(77.0)	54.5
2011	59.9	77.0	(79.1)	57.8

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revlon, Inc.
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Lawrence B. Alletto	By: /s/ Jessica T. Graziano
Lorenzo Delpani	Lawrence B. Alletto	Jessica T. Graziano
President,	Executive Vice President,	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer and	Corporate Controller and
Director	Chief Administrative Officer	Chief Accounting Officer

Dated: March 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 5, 2014 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Barry F. Schwartz)
*	Vice Chairman of the Board and Director
(David L. Kennedy)
*	Director
(Alan S. Bernikow)
*	Director
(Diana F. Cantor)
*	Director
(Viet D. Dinh)
*	Director
(Meyer Feldberg)
*	Director
(Robert K. Kretzman)
*	Director
(Ceci Kurzman)
*	Director
(Debra L. Lee)
*	Director
(Tamara Mellon)
*	Director
(Kathi P. Seifert)
*	Director
(Cristiana Falcone Sorrell)

* Lucinda K. Treat, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Lucinda K. Treat
Lucinda K. Treat
Attorney-in-fact