Form 10-Q
period 2015-09-30
REVLON INC /DE/
filed 2015-11-04
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

As of September 30, 2015, 52,440,580 shares of Class A Common Stock were outstanding. At such date, 40,669,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181.2	$275.3
Trade receivables, less allowance for doubtful accounts of $10.1 and $9.3 as of September 30, 2015 and December 31, 2014, respectively	260.4	238.9
Inventories	217.8	156.6
Deferred income taxes – current	59.8	58.4
Prepaid expenses and other	61.3	44.6
Total current assets	780.5	773.8
Property, plant and equipment, net of accumulated depreciation of $272.0 and $250.5 as of September 30, 2015 and December 31, 2014, respectively	204.7	212.0
Deferred income taxes – noncurrent	33.4	53.1
Goodwill	478.2	464.1
Intangible assets, net of accumulated amortization of $55.5 and $39.3 as of September 30, 2015 and December 31, 2014, respectively	320.9	327.8
Other assets	106.8	113.3
Total assets	$1,924.5	$1,944.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$10.0	$6.6
Current portion of long-term debt	6.9	31.5
Accounts payable	182.8	153.5
Accrued expenses and other	246.4	273.3
Total current liabilities	446.1	464.9
Long-term debt	1,828.2	1,832.4
Long-term pension and other post-retirement plan liabilities	180.7	200.9
Other long-term liabilities	92.8	90.0
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,000,580 and 53,925,029 shares issued as of September 30, 2015 and December 31, 2014, respectively	0.5	0.5
Additional paid-in capital	1,024.8	1,020.9
Treasury stock, at cost: 834,612 and 777,181 shares of Class A Common Stock as of September 30, 2015 and December 31, 2014, respectively	(12.5)	(10.5)
Accumulated deficit	(1,380.5)	(1,411.8)
Accumulated other comprehensive loss	(255.6)	(243.2)
Total stockholders’ deficiency	(623.3)	(644.1)
Total liabilities and stockholders’ deficiency	$1,924.5	$1,944.1

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$471.5	$472.3	$1,392.4	$1,440.0
Cost of sales	167.8	164.6	471.4	495.3
Gross profit	303.7	307.7	921.0	944.7
Selling, general and administrative expenses	244.1	251.8	752.7	761.6
Acquisition and integration costs	0.6	0.9	6.5	5.4
Restructuring charges and other, net	4.0	0.8	0.9	18.1
Operating income	55.0	54.2	160.9	159.6
Other expenses, net:
Interest expense	21.5	20.6	62.0	63.9
Amortization of debt issuance costs	1.4	1.3	4.2	4.1
Loss on early extinguishment of debt	—	—	—	2.0
Foreign currency (gains) losses, net	(0.7)	9.3	7.3	17.9
Miscellaneous, net	0.3	0.1	0.5	0.2
Other expenses, net	22.5	31.3	74.0	88.1
Income from continuing operations before income taxes	32.5	22.9	86.9	71.5
Provision for income taxes	24.6	8.7	53.8	34.2
Income from continuing operations, net of taxes	7.9	14.2	33.1	37.3
(Loss) income from discontinued operations, net of taxes	(1.7)	0.4	(1.8)	0.9
Net income	$6.2	$14.6	$31.3	$38.2
Other comprehensive income (loss):
Currency translation adjustment, net of tax (a)	(2.5)	(18.3)	(15.1)	(17.1)
Amortization of pension related costs, net of tax (b)(c)	1.9	1.1	5.4	3.4
Revaluation of derivative financial instruments, net of reclassifications into earnings (d)	(0.7)	0.6	(2.7)	(2.3)
Other comprehensive (loss)	(1.3)	(16.6)	(12.4)	(16.0)
Total comprehensive income (loss)	$4.9	$(2.0)	$18.9	$22.2

Basic earnings per common share:
Continuing operations	$0.15	$0.27	$0.63	$0.71
Discontinued operations	(0.03)	0.01	(0.03)	0.02
Net income	$0.12	$0.28	$0.60	$0.73

Diluted earnings per common share:
Continuing operations	$0.15	$0.27	$0.63	$0.71
Discontinued operations	(0.03)	0.01	(0.03)	0.02
Net income	$0.12	$0.28	$0.60	$0.73

Weighted average number of common shares outstanding:
Basic	52,440,580	52,356,798	52,422,660	52,356,798
Diluted	52,603,711	52,414,963	52,593,207	52,389,935

(a)
Net of tax benefit of $3.5 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $6.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Net of tax benefit of $0.3 million and nil for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and nil for the nine months ended September 30, 2015 and 2014, respectively.

(c)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

(d)
Net of tax benefit of $0.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2015	$0.5	$1,020.9	$(10.5)	$(1,411.8)	$(243.2)	$(644.1)
Treasury stock acquired, at cost (a)			(2.0)			(2.0)
Stock-based compensation amortization		3.8				3.8
Excess tax benefits from stock-based compensation		0.1				0.1
Net income				31.3		31.3
Other comprehensive loss, net (b)					(12.4)	(12.4)
Balance, September 30, 2015	$0.5	$1,024.8	$(12.5)	$(1,380.5)	$(255.6)	$(623.3)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain senior executives, in lieu of paying certain withholding taxes on the vesting of restricted stock, authorized the withholding of an aggregate 57,431 shares of Revlon, Inc. Class A Common Stock during the nine months ended September 30, 2015 to satisfy certain minimum statutory tax withholding requirements related to the vesting of such shares. These withheld shares were recorded as treasury stock during the nine months ended September 30, 2015 using the cost method, at a weighted average price per share of $35.64, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the vesting date, for a total of $2.0 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon, Inc.'s 2014 Form 10-K for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31.3	$38.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	76.8	76.4
Foreign currency losses from re-measurement	10.5	18.0
Amortization of debt discount	1.1	1.0
Stock-based compensation amortization	3.8	3.7
Provision for deferred income taxes	34.6	28.0
Loss on early extinguishment of debt	—	2.0
Amortization of debt issuance costs	4.2	4.1
Gain on sale of certain assets	(6.5)	(0.4)
Pension and other post-retirement income	(1.6)	(3.9)
Change in assets and liabilities:
Increase in trade receivables	(27.9)	(16.4)
Increase in inventories	(62.4)	(17.9)
Increase in prepaid expenses and other current assets	(20.3)	(1.6)
Increase in accounts payable	30.0	10.3
Decrease in accrued expenses and other current liabilities	(16.4)	(44.8)
Pension and other post-retirement plan contributions	(15.5)	(16.4)
Purchases of permanent displays	(32.5)	(33.1)
Other, net	(11.8)	(0.5)
Net cash (used in) provided by operating activities	(2.6)	46.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.0)	(30.3)
Business acquisitions, net of cash acquired	(34.2)	—
Proceeds from the sale of certain assets	5.8	0.9
Net cash used in investing activities	(55.4)	(29.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	4.3	(3.1)
Repayment under the Amended and Restated Senior Subordinated Term Loan	—	(58.4)
Repayments under the Acquisition Term Loan	(17.6)	(5.3)
Prepayments under the 2011 Term Loan	(12.1)	—
Payment of financing costs	—	(1.8)
Other financing activities	(3.0)	(2.1)
Net cash used in financing activities	(28.4)	(70.7)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(12.3)
Net decrease in cash and cash equivalents	(94.1)	(65.7)
Cash and cash equivalents at beginning of period	275.3	244.1
Cash and cash equivalents at end of period	$181.2	$178.4
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$66.1	$72.7
Income taxes, net of refunds	21.3	16.8
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy certain minimum tax withholding liabilities	$2.0	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revlon, Inc. (and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), and its subsidiaries. Revlon, Inc. is a direct and indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company’s vision is to establish Revlon as the quintessential and most innovative beauty company in the world by offering products that make consumers feel attractive and beautiful. We want to inspire our consumers to express themselves boldly and confidently. The Company operates in three segments, the consumer division (“Consumer”), the professional division (“Professional”) and Other (as described below). The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. The Company’s principal customers for its products in the Consumer segment include large mass volume retailers and chain drug and food stores (collectively, the “mass retail channel”) in the U.S. and internationally, as well as certain department stores and other specialty stores, such as perfumeries, outside the U.S. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors in the U.S. and internationally.
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
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Revlon, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 12, 2015 (the "2014 Form 10-K").
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
In February 2015, the Venezuela government introduced a new foreign currency exchange platform, the Marginal Currency System ("SIMADI"), which created a third new mechanism to exchange Bolivars for U.S. Dollars through private brokers. SIMADI replaced the SICAD II system and started operating on February 12, 2015. As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. As of September 30, 2015, the Company has not participated in the SIMADI exchange market; however, given the elimination of the SICAD II system, the Company determined that it was appropriate to use the SIMADI rate of 193 Bolivars per U.S. Dollar (the "SIMADI Rate") to translate Revlon Venezuela’s balance sheet beginning on March 31, 2015.
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
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the requirements for reporting discontinued operations under Accounting Standards Codification Topic 205. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard states that a strategic shift could include a disposal of: (i) a major geographical area of operations; (ii) a major line of business; (iii) a major equity method investment; or (iv) other major parts of an entity. ASU No. 2014-08 no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. The guidance is effective for annual periods beginning on or after December 15, 2014, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company adopted ASU No. 2014-08 on a prospective basis beginning on January 1, 2015, and such adoption did not have an impact on the Company's results of operations, financial condition or financial statement disclosures.
Recently Issued Accounting Pronouncements
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company expects to adopt ASU No. 2015-16 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventories by requiring inventory to be measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt ASU No. 2015-11 beginning on January 1, 2017. The Company is evaluating the impact that the new guidance will have on the Company’s results of operations, financial condition and financial statement disclosures.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the financial statements as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company expects to adopt ASU No. 2015-03 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2. BUSINESS COMBINATIONS
The CBBeauty Group Acquisition
On April 21, 2015 (the "Acquisition Date"), the Company completed the CBB Acquisition for a total cash consideration of $48.6 million. CBB is a U.K.-based company whose primary business consists of licensing and distributing fragrances under brands such as One Direction and Burberry. On the Acquisition Date, the Company used cash on hand to pay approximately 70% of the total cash consideration, or $34.6 million. The remaining $14.0 million of the total cash consideration is payable over 4 years in equal annual installments, subject to the selling shareholders' compliance with certain service conditions. These remaining installments will be recorded as a component of SG&A expenses ratably over the 4-year installment period. CBB is expected to provide the Company with a platform to develop the Company's presence in the fragrance category. The results of operations of the CBB business are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date. Pro forma results of operations have not been presented, as the impact of the CBB Acquisition on the Company’s consolidated financial results is not material.
The Company accounted for the CBB Acquisition as a business combination during the second quarter of 2015. The fair values of the net assets acquired in the CBB Acquisition were based on management’s preliminary estimate of the respective fair values. The estimated fair values of net assets and resulting goodwill are subject to the Company finalizing its analysis of the fair value of CBB’s assets and liabilities as of the Acquisition Date and may be adjusted upon completion of such analysis. In addition, information unknown at the time of the CBB Acquisition could result in adjustments to the respective fair values and resulting goodwill within the year following the CBB Acquisition.
Allocation of the total consideration of $34.6 million paid on the Acquisition Date, adjusted for changes in working capital during the third quarter of 2015, has been recorded based on the respective preliminarily estimated fair values of the net assets acquired on the Acquisition Date, with resulting goodwill, as follows:

	Amounts recognized at April 21, 2015 (Provisional)(a)	Measurement Period Adjustments	Amounts recognized at April 21, 2015 (Adjusted)
Total Net Assets Acquired (b)	$3.9	$(1.6)	$2.3
Purchased Intangible Assets (c)	11.9	0.2	12.1
Goodwill	18.8	0.7	19.5
Total consideration	$34.6	$(0.7)	$33.9
(a) As previously reported in Revlon, Inc.'s second quarter 2015 Form 10-Q.

(b) Total net assets acquired in the CBB Acquisition are comprised primarily of inventory, trade receivables and accounts payable.

(c) Purchased intangible assets include customer networks preliminarily valued at $7.0 million, distribution rights preliminarily valued at $3.5 million and trade names preliminarily valued at $1.6 million, with weighted average remaining useful lives of 14, 5, and 8 years, respectively.
In determining the preliminarily estimated fair values of net assets acquired and resulting goodwill, the Company considered, among other factors, the analysis of CBB's historical financial performance and an estimate of the future performance of the acquired business, as well as market participants' intended use of the acquired assets. Both the intangible assets acquired and goodwill are not deductible for income tax purposes.

3. RESTRUCTURING CHARGES
2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program" or "Efficiency Program"). The actions, which are planned to occur during the remainder of 2015 and through 2016, are expected to reduce departmental expenses within the Consumer and Professional segments. The Company expects to recognize a total of approximately $4 million to $8 million of restructuring and related charges for the Efficiency Program through early 2016. Of the $3.7 million of restructuring and related charges recognized in the third quarter of 2015 for the Efficiency Program, $2.8 million related to the Consumer segment and $0.5 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the restructuring and related charges incurred through September 30, 2015 in connection with the Efficiency Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Other Charges (a)	Total Restructuring and Related Charges
Charges incurred in the nine months ended September 30, 2015	$3.7	$—	$3.7	$—	$3.7
Total expected charges	$8.0	$—	$8.0	$—	$8.0

(a)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive Income.
In connection with the restructuring actions initiated during the third quarter of 2015 for the Efficiency Program, the Company expects that cash payments will total approximately $3.7 million, of which $1.0 million was paid during the three months ended September 30, 2015. An additional $1.9 million is expected to be paid during the fourth quarter of 2015, with the remaining balance expected to be paid in 2016.
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
The approximately $50 million of total expected non-restructuring costs, capital expenditures and restructuring charges under the Integration Program referred to above consist of the following:

1.
$1.5 million and $18.4 million of non-restructuring integration costs recognized during the nine months ended September 30, 2015, and through December 31, 2014, respectively. Such costs have been reflected within acquisition and integration costs in the Company's Consolidated Statements of Income and Comprehensive Income and are related to combining Colomer’s operations into the Company’s business;

2.
Expected integration-related capital expenditures of approximately $6 million, of which $0.8 million and $4.4 million were paid during the nine months ended September 30, 2015 and through December 31, 2014, respectively, with the remaining balance expected to be paid during the remainder of 2015; and

3.
Expected total restructuring and related charges of approximately $21 million, of which $(2.3) million and $20.1 million were recognized during the nine months ended September 30, 2015 and through December 31, 2014, respectively, with the remaining charges expected to be recognized during the remainder of 2015. A summary of the restructuring and related charges for the Integration Program incurred through September 30, 2015 and those expected to be incurred during the remainder of 2015 are as follows:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Write-offs and Other Manufacturing-Related Costs (a)	Other Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2014	$17.3	$1.6	$18.9	$0.6	$0.6	$20.1
Charges incurred in the nine months ended September 30, 2015	$(3.2)	$0.3	$(2.9)	$0.3	$0.3	$(2.3)
Cumulative charges incurred through September 30, 2015	$14.1	$1.9	$16.0	$0.9	$0.9	$17.8
Total expected charges	$14.5	$2.5	$17.0	$2.5	$1.5	$21.0

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(a)	Inventory write-offs and other manufacturing-related costs are recorded within cost of sales within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).

(b)	Other charges are recorded within SG&A expenses within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).
During the nine months ended September 30, 2015, the Company recorded a benefit of $2.3 million in connection with the Integration Program, of which $3.7 million is related to the Consumer segment, partially offset by charges of $1.4 million related to the Professional segment. During the nine months ended September 30, 2014, the Company recorded charges related to the Integration Program of $17.1 million, of which $7.3 million related to the Consumer segment and $9.8 million related to the Professional segment.
The Company expects that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $20 million, of which $5.8 million was paid during the nine months ended September 30, 2015, and $9.6 million was paid during 2014. The remaining balance of $4.6 million is expected to be paid during the remainder of 2015.
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
A summary of the restructuring and related charges incurred through September 30, 2015 in connection with the December 2013 Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Allowances and Returns	Inventory Write-offs	Other Charges	Total Restructuring and Related Charges
Cumulative charges incurred through September 30, 2015	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
Total expected charges	$8.6	$0.3	$8.9	$6.5	$3.1	$0.4	$18.9
The Company expects net cash payments related to the December 2013 Program to total approximately $17 million, of which $15.5 million was paid during 2014 and $0.1 million was paid in 2013. No charges were incurred during the nine months ended September 30, 2015 related to the December 2013 program. The remaining balance is expected to be paid in 2016.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs, as summarized above, are presented as follows:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	September 30, 2015
Efficiency Program:
Employee severance and other personnel benefits	$—	$3.7	$—	$(1.0)	$—	$2.7
Integration Program:
Employee severance and other personnel benefits	9.6	(3.2)	(0.2)	(4.8)	—	1.4
Other	0.1	0.3	—	(0.4)	—	—
December 2013 Program:
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions: (a)
Employee severance and other personnel benefits	3.1	0.1	—	(2.2)	—	1.0
Other	—	—	—	—	—	—
Total restructuring reserve	$14.0	$0.9	$(0.2)	$(8.4)	$—	$6.3

(a) Other immaterial actions primarily include liabilities for employee-related costs within both the Consumer and Professional segments related to immaterial restructuring actions.
As of September 30, 2015, $6.3 million of the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet. At December 31, 2014, $13.7 million of the restructuring reserve balance was included within accrued expenses and other and $0.3 million was included within other long-term liabilities in the Company's Consolidated Balance Sheet.

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing the December 2013 Program, which included exiting its business operations in China (refer to Note 3, "Restructuring Charges - December 2013 Program").
The results of the China discontinued operations are included within loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$2.6
(Loss) income from discontinued operations, before taxes	(1.7)	0.4	(1.8)	1.1
Provision for income taxes	—	—	—	0.2
(Loss) income from discontinued operations, net of taxes	(1.7)	0.4	(1.8)	0.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$2.0	$2.4
Trade receivables, net	0.2	0.2
Total current assets	2.2	2.6
Total assets	$2.2	$2.6

Accounts payable	$0.7	$0.2
Accrued expenses and other	3.6	3.9
Total current liabilities	4.3	4.1
Total liabilities	$4.3	$4.1

5. INVENTORIES

	September 30, 2015	December 31, 2014
Raw materials and supplies	$71.8	$47.2
Work-in-process	12.4	9.0
Finished goods	133.6	100.4
	$217.8	$156.6

6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2015:

	Consumer	Professional	Other	Total
Balance at December 31, 2014	$217.9	$246.2	$—	$464.1
Goodwill acquired	—	—	19.5	19.5
Foreign currency translation adjustment	—	(5.6)	0.2	(5.4)
Balance at September 30, 2015	$217.9	$240.6	$19.7	$478.2

The goodwill acquired during 2015 relates to the CBB Acquisition, which was assigned to the Company's Other segment. See Note 1, "Description of the Business and Summary of Significant Accounting Policies," for further discussion of the "Other" segment and Note 2, "Business Combinations," for further discussion of the CBB Acquisition.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$141.5	$(32.9)	$108.6	14
Customer relationships	118.3	(18.7)	99.6	16
Patents and Internally-Developed IP	16.4	(3.5)	12.9	9
Distribution rights	3.6	(0.4)	3.2	5
Total finite-lived intangible assets	$279.8	$(55.5)	$224.3

Indefinite-lived intangible assets:
Trade Names	$96.6	$—	$96.6
Total indefinite-lived intangible assets	$96.6	$—	$96.6

Total intangible assets	$376.4	$(55.5)	$320.9

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$140.5	$(23.5)	$117.0	14
Customer relationships	109.1	(13.4)	95.7	17
Patents and Internally-Developed IP	16.2	(2.4)	13.8	10
Total finite-lived intangible assets	$265.8	$(39.3)	$226.5

Indefinite-lived intangible assets:
Trade Names	$101.3	$—	$101.3
Total indefinite-lived intangible assets	$101.3	$—	$101.3

Total intangible assets	$367.1	$(39.3)	$327.8

7. ACCRUED EXPENSES AND OTHER

	September 30, 2015	December 31, 2014
Sales returns and allowances	$55.2	$70.6
Compensation and related benefits	67.9	66.8
Advertising and promotional costs	39.0	44.9
Taxes	22.7	23.4
Interest	5.3	11.0
Restructuring reserve	6.3	13.7
Other	50.0	42.9
	$246.4	$273.3

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. LONG-TERM DEBT

	September 30, 2015	December 31, 2014
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts (a)	$674.2	$691.6
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts (a)	660.3	671.6
Amended Revolving Credit Facility (b)	—	—
5¾% Senior Notes due 2021 (c)	500.0	500.0
Spanish Government Loan due 2025 (d)	0.6	0.7
	1,835.1	1,863.9
Less current portion (*)	(6.9)	(31.5)
	$1,828.2	$1,832.4

(*) At December 31, 2014, the Company classified $31.5 million of long-term debt as a current liability, which was primarily comprised of a $24.6 million required “excess cash flow” prepayment (as defined under the Amended Term Loan Agreement, as hereinafter defined), which was paid on March 12, 2015 and the Company’s regularly scheduled $1.7 million quarterly principal amortization payments (after giving effect to such prepayment) due in 2015.
(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s 2014 Form 10-K for certain details regarding Products Corporation's Amended Term Loan Agreement, which facility is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan") which had $1,338.3 million in aggregate principal balance outstanding at September 30, 2015 (together, the "Amended Term Loan Agreement"). Additionally, see Note 11, "Long-Term Debt” to the Consolidated Financial Statements in Revlon, Inc.'s 2014 Form 10-K for additional details regarding Products Corporation's Amended Term Loan Agreement.
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s 2014 Form 10-K for certain details regarding Products Corporation's existing $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility") which matures on the earlier of August 14, 2018 and the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under the Amended Term Loan Agreement, but not earlier than June 16, 2016.
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

2015 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
On March 12, 2015, in accordance with the terms of the Amended Term Loan Facility, Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow” as defined under the Amended Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan had been paid). The $12.5 million that was applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of September 30, 2015. At September 30, 2015, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $675.4 million and $662.9 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of September 30, 2015 and December 31, 2014.

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
As of September 30, 2015, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$2.8	$—	$2.8	$—
Total assets at fair value	$2.8	$—	$2.8	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
2013 Interest Rate Swap(b)	8.3	—	8.3	—
Total liabilities at fair value	$8.9	$—	$8.9	$—

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

As of September 30, 2015, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,828.1	$—	$1,828.1	$1,835.1
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
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.8 million and $9.0 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2015 and December 31, 2014, respectively. Included in these amounts are approximately $7.5 million and $7.7 million at September 30, 2015 and December 31, 2014, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.
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
The U.S. Dollar notional amount of the FX Contracts outstanding at September 30, 2015 and December 31, 2014 was $83.0 million and $7.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fi

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

xed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the nine months ended September 30, 2015, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Loss. As of September 30, 2015, the balance of deferred net losses on derivatives included in accumulated other comprehensive loss was $4.9 million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below).
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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $2.8 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	September 30, 2015	December 31, 2014	Balance Sheet	September 30, 2015	December 31, 2014
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$4.2	$2.1
	Other assets	—	—	Other long-term liabilities	4.1	1.4
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$2.8	$0.2	Accrued Expenses	$0.6	$—

(i) The fair values of the 2013 Interest Rate Swap at September 30, 2015 and December 31, 2014 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at September 30, 2015 and December 31, 2014, respectively.

(ii) The fair values of the FX Contracts at September 30, 2015 and December 31, 2014 were measured based on observable market transactions of spot and forward rates at September 30, 2015 and December 31, 2014, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014:

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$(0.7)	$0.6	$(2.7)	$(2.3)

(a)
Net of tax benefit of $0.5 million and tax expense of $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(1.0)	$—	$(1.5)	$—
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$2.3	$1.5	$3.2	$0.2

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2015 and 2014 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2015	2014	2015	2014
Net periodic benefit (income) costs:
Service cost	$0.2	$0.2	$—	$—
Interest cost	7.2	7.5	0.1	0.2
Expected return on plan assets	(10.0)	(10.3)	—	—
Amortization of actuarial loss	2.2	1.1	—	—
	(0.4)	(1.5)	0.1	0.2
Portion allocated to Revlon Holdings	—	(0.1)	—	—
	$(0.4)	$(1.6)	$0.1	$0.2
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the nine months ended September 30, 2015 and 2014 are as follows:

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2015	2014	2015	2014
Net periodic benefit (income) costs:
Service cost	$0.6	$0.6	$—	$—
Interest cost	21.5	22.6	0.3	0.5
Expected return on plan assets	(30.3)	(31.0)	—	—
Amortization of actuarial loss	6.3	3.3	0.1	0.1
	(1.9)	(4.5)	0.4	0.6
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$(2.0)	$(4.6)	$0.4	$0.6
In the three and nine months ended September 30, 2015, the Company recognized net periodic benefit income of $0.3 million and $1.6 million, respectively, compared to $1.4 million and $4.0 million in the three and nine months ended September 30, 2014, respectively, primarily due to higher amortization of actuarial losses.

Net periodic benefit (income) costs are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net periodic benefit (income) costs:
Cost of sales	$(1.0)	$(1.2)	$(3.0)	$(3.0)
Selling, general and administrative expense	0.7	(0.2)	1.4	(0.5)
Inventories	—	—	—	(0.5)
	$(0.3)	$(1.4)	$(1.6)	$(4.0)

The Company expects that it will have net periodic benefit income of approximately $2.0 million for its pension and other post-retirement benefit plans for all of 2015, compared with net periodic benefit income of $5.4 million in 2014.
During the third quarter of 2015, $10.1 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2015, $14.9 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. The Company currently expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans in 2015.
Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Revlon, Inc.'s 2014 Form 10-K.

12. INCOME TAXES
The provision for income taxes represents federal, foreign, state and local income taxes. The effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carryforwards, foreign earnings taxable in the U.S., non-deductible expenses and certain other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or re-measurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.
For the third quarter of 2015 and 2014, the Company recorded a provision for income taxes of $24.6 million and $8.7 million, respectively. The $15.9 million increase in the provision for income taxes was primarily attributable to higher pretax income in

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the third quarter of 2015, the unfavorable impact of certain discrete items, including return-to-provision adjustments and the impact of the favorable resolution of tax matters realized in the third quarter of 2014 that did not recur in the third quarter of 2015, and an increase in the valuation allowance related to certain assets in the U.S. as a result of a change in law.
For the first nine months of 2015 and 2014, the Company recorded a provision for income taxes of $53.8 million and $34.2 million, respectively. The $19.6 million increase in the provision for income taxes was primarily attributable to the unfavorable impact of certain discrete items, including return-to-provision adjustments and the impact of the favorable resolution of tax matters realized in the first nine months of 2014 that did not recur in the first nine months of 2015, an increase in the valuation allowance related to certain assets in the U.S. as a result of a change in law and higher pretax income in certain jurisdictions for the first nine months of 2015, as compared to the first nine months of 2014.
The Company's effective tax rate for the three months ended September 30, 2015 was higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside of the U.S. and state and local taxes.
The Company's effective tax rate for the nine months ended September 30, 2015 was higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside of the U.S., state and local taxes and foreign dividends and earnings taxable in the U.S.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation, Australia and South Africa, for tax years ended December 31, 2011 through December 31, 2013, Canada and Spain for tax years ended December 31, 2011 through December 31, 2014 and the U.S. (federal) for tax years ended December 31, 2012 through December 31, 2014.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2015 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(5.4)	$(235.3)	$(2.2)	$(0.3)	$(243.2)
Currency translation adjustment, net of tax benefit of $6.3 million	$(15.1)				(15.1)
Amortization of pension related costs, net of tax benefit of $1.0 million(a)		$5.4			5.4
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax benefit of $1.7 million(b)			$(2.7)		(2.7)
Other comprehensive loss	(15.1)	5.4	(2.7)	—	(12.4)
Balance at September 30, 2015	$(20.5)	$(229.9)	$(4.9)	$(0.3)	$(255.6)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
For the nine months ended September 30, 2015, the 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap are recorded in other comprehensive loss. See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

As shown above, comprehensive loss includes changes in the fair value of the 2013 Interest Rate Swap, which qualify for hedge accounting. A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of September 30, 2015 are as follows:

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2013 Interest Rate Swap
Beginning accumulated losses at June 30, 2015	(4.2)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.7
Change in fair value (net of $0.9 million tax benefit)	(1.4)
Ending accumulated losses at September 30, 2015	$(4.9)

(a)	Reclassified to interest expense.

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2014	(2.2)
Reclassifications into earnings (net of $0.6 million tax benefit)(a)	0.9
Change in fair value (net of $2.3 million tax benefit)	(3.6)
Ending accumulated losses at September 30, 2015	$(4.9)

(a)	Reclassified to interest expense.
There were no amounts reclassified into earnings during 2014.

14. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for all of the Company’s products, much of the information provided in the Consolidated Financial Statements is similar to, or the same as, that reviewed on a regular basis by the Company's management.
At September 30, 2015, the Company’s operations are organized into the following operating segments:

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

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment in the second quarter of 2015 to inventory acquired in the CBB Acquisition; and (iv) costs of sales resulting from a fair value adjustment in the first quarter of 2014 to inventory

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

acquired in the Colomer Acquisition. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $2.1 million and $6.2 million in pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for the three and nine months ended September 30, 2014, respectively. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in Revlon, Inc.'s 2014 Form 10-K. The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s operating segments is produced for the Company's management or included in these Consolidated Financial Statements.
The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the three and nine months ended September 30, 2015 and 2014. In the table below, certain prior period amounts have been reclassified to conform to the presentation for 2015.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Net Sales:
Consumer	$348.1	$348.2	$1,027.1	$1,055.0
Professional	114.5	124.1	352.1	385.0
Other	$8.9	$—	$13.2	$—
Total	$471.5	$472.3	$1,392.4	$1,440.0

Segment Profit:
Consumer (a)	$86.0	$76.0	$232.0	$225.8
Professional	23.4	25.2	76.9	88.5
Other	$(2.3)	$—	$(2.8)	$—
Total	$107.1	$101.2	$306.1	$314.3

Reconciliation:
Segment Profit	$107.1	$101.2	$306.1	$314.3
Less:
Unallocated corporate expenses (a)	20.4	16.2	55.7	47.8
Depreciation and amortization	26.0	25.6	76.8	76.4
Non-cash stock compensation expense	1.0	3.2	3.8	3.7
Non-Operating items:
Restructuring and related charges	4.2	1.1	1.9	18.8
Acquisition and integration costs	0.6	0.9	6.5	5.4
Inventory purchase accounting adjustment, cost of sales	(0.1)	—	0.5	2.6
Operating Income	55.0	54.2	160.9	159.6
Less:
Interest Expense	21.5	20.6	62.0	63.9
Amortization of debt issuance costs	1.4	1.3	4.2	4.1
Loss on early extinguishment of debt	—	—	—	2.0
Foreign currency losses (gains), net	(0.7)	9.3	7.3	17.9
Miscellaneous, net	0.3	0.1	0.5	0.2
Income from continuing operations before income taxes	$32.5	$22.9	$86.9	$71.5

(a)
During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $2.1 million and $6.2 million of pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, the Company had operations established in 24 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Geographic area:
Net sales:
United States	$255.0	54%	$243.8	52%	$766.4	55%	$749.2	52%
Outside of the United States	216.5	46%	228.5	48%	626.0	45%	690.8	48%
	$471.5		$472.3		$1,392.4		$1,440.0

	September 30, 2015		December 31, 2014
Long-lived assets, net:
United States	$880.2	79%	$845.5	76%
Outside of the United States	230.4	21%	271.7	24%
	$1,110.6		$1,117.2

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Classes of similar products:
Net sales:
Color cosmetics	$243.6	52%	$242.6	51%	$749.1	54%	$763.5	53%
Hair care	131.0	28%	132.8	28%	387.9	28%	405.5	28%
Beauty care and fragrance	96.9	21%	96.9	21%	255.4	18%	271.0	19%
	$471.5		$472.3		$1,392.4		$1,440.0

15. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings (loss) per share include the dilutive effect of unvested restricted stock and outstanding stock options under the Company’s Stock Plan using the treasury stock method. At September 30, 2015, there were no outstanding stock options under the Company's Stock Plan. For the nine months ended September 30, 2014 all outstanding options to purchase shares of Class A Common Stock that could potentially dilute basic earnings (loss) per common share in the future were excluded from the calculation of diluted earnings (loss) per common share, as their effect would have been anti-dilutive, as in each case their exercise price was in excess of the average NYSE closing price of the Class A Common Stock for these periods.
No unvested restricted stock awards were excluded from the computation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2015 and 2014.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations, net of taxes	$7.9	$14.2	$33.1	$37.3
(Loss) income from discontinued operations, net of taxes	(1.7)	0.4	(1.8)	0.9
Net income	$6.2	$14.6	$31.3	$38.2
Denominator:
Weighted average common shares outstanding – Basic	52,440,580	52,356,798	52,422,660	52,356,798
Effect of dilutive restricted stock	163,131	58,165	170,547	33,137
Weighted average common shares outstanding – Diluted	52,603,711	52,414,963	52,593,207	52,389,935
Basic earnings per common share:
Continuing operations	$0.15	$0.27	$0.63	$0.71
Discontinued operations	(0.03)	0.01	(0.03)	0.02
Net income	$0.12	$0.28	$0.60	$0.73
Diluted earnings per common share:
Continuing operations	$0.15	$0.27	$0.63	$0.71
Discontinued operations	(0.03)	0.01	(0.03)	0.02
Net income	$0.12	$0.28	$0.60	$0.73

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
The Company reimburses MacAndrews & Forbes for the allocable costs of the services purchased for or provided by MacAndrews & Forbes to the Company and its subsidiaries and for the reasonable out-of-pocket expenses incurred by MacAndrews & Forbes in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services purchased for or provided by Products Corporation to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred in connection with the purchase or provision of such services. Each of the Company, on the one hand

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

, and MacAndrews & Forbes Inc., on the other, has agreed to indemnify the other party for losses arising out of the services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.
The Reimbursement Agreements may be terminated by either party on 90 days' notice. The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties.
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its other subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time to time for its allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services provided and/or purchased under the Reimbursement Agreements during the nine months ended September 30, 2015 and 2014 was $2.2 million and $3.8 million, respectively, which primarily includes partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2015 and 2014 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. As of both September 30, 2015 and December 31, 2014, a receivable balance of nil from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheets for transactions subject to the Reimbursement Agreements.

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
The Company operates in three segments, the consumer division (“Consumer”), the professional division (“Professional”) and Other (as described below). The Company manufactures, markets and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. Effective in the second quarter of 2015, the Company has a third reporting segment, Other, which includes the operating results of certain brands that our chief operating decision maker reviews on a stand-alone basis. The results included within the Other segment include the operating results and purchase accounting for the Company's April 2015 acquisition of the CBBeauty Group and certain of its related entities (collectively "CBB" and such transaction, the "CBB Acquisition"). The results included within the Other segment are not material to the Company's consolidated results of operations.
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

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2015 were $471.5 million, a decrease of $0.8 million, or 0.2%, compared to $472.3 million in the third quarter of 2014. Excluding the $31.7 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased $30.9 million, or 6.5%, in the third quarter of 2015. The increase in consolidated net sales in the third quarter of 2015 was primarily driven by an increase in Consumer segment net sales of $20.7 million, or 5.9%, and an increase in Professional segment net sales of $1.3 million, or 1.0%, compared to the third quarter of 2014.
Consolidated net sales in the first nine months of 2015 were $1,392.4 million, a decrease of $47.6 million, or 3.3%, compared to $1,440.0 million in the first nine months of 2014. Excluding the $93.0 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased $45.4 million, or 3.2%, in the first nine months of 2015 compared to the first nine months of 2014. The increase in consolidated net sales in the first nine months of 2015, compared to the first nine months of 2014 was primarily driven by an increase in Consumer segment net sales of $30.3 million, or 2.9%.
See "Segment Results" below for further discussion.
Consolidated income from continuing operations, net of taxes, in the third quarter of 2015 was $7.9 million, compared to consolidated income from continuing operations of $14.2 million in the third quarter of 2014. The $6.3 million decrease in the third quarter of 2015 was primarily due to:

•	$4.0 million of lower gross profit in the third quarter of 2015 primarily due to a $3.2 million increase in cost of sales; and

•
a $15.9 million increase in the provision for income taxes primarily due to higher pretax income in the third quarter of 2015, the relatively unfavorable impact of certain discrete items and an increase in the valuation allowance related to certain assets in the U.S. as a result of a change in law;

with the foregoing partially offset by:

•
$10.0 million of favorable variance in foreign currency (gains) losses, net, as a result of $0.7 million in foreign currency (gains), net, recognized during the third quarter of 2015, primarily due to net gains realized on the Company's foreign exchange forward and option contracts, partially offset by $1.7 million of foreign currency losses, net, compared to $9.3 million in foreign currency losses, net, recognized during the third quarter of 2014, in each case due to the unfavorable impact of the revaluation of certain U.S. Dollar denominated payables.

Consolidated income from continuing operations, net of taxes, in the first nine months of 2015 was $33.1 million, compared to consolidated income from continuing operations, net of taxes, of $37.3 million in the first nine months of 2014. The $4.2 million decrease in the first nine months of 2015 was primarily due to:

•	$23.7 million of lower gross profit in the first nine months of 2015 due to a $47.6 million decrease in consolidated net sales, partially offset by a $23.9 million decrease in cost of sales; and

•
a $19.6 million increase in the provision for income taxes primarily due to the relatively unfavorable impact of certain discrete items, an increase in the valuation allowance related to certain assets in the U.S. as a result of a change in law and higher pretax income;

with the foregoing partially offset by:

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
a $17.2 million decrease in restructuring charges and other, net, in the first nine months of 2015, which includes $3.7 million in restructuring charges related to the Efficiency Program, partially offset by a $3.6 million net reduction in estimated restructuring costs during the second quarter of 2015, as compared to $16.4 million of restructuring charges incurred under the Integration Program during the first nine months of 2014;

•
$10.6 million of favorable variance in foreign currency (gains) losses, net, as a result of $7.3 million in foreign currency losses, net, recognized during the first nine months of 2015, primarily due to the impact of the revaluation of certain U.S. Dollar denominated payables, compared to $17.9 million in foreign currency losses, net, recognized during the first nine months of 2014, which was partially due to a $6.0 million foreign currency loss recognized as a result of the re-measurement of Revlon Venezuela's balance sheet as of June 30, 2014 and the unfavorable impact of the revaluation of certain U.S. Dollar denominated payables; and

•
an $8.9 million reduction in SG&A expenses, primarily driven by the favorable impact of foreign currency, partially offset by higher brand support within both the Consumer and Professional segments and increases in general and administrative expenses due to higher severance costs and legal fees.

These items are discussed in more detail within "Results of Operations" below.

Recent Events
2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program" or "Efficiency Program"). These actions, which are planned to occur during the remainder of 2015 and through 2016, are expected to reduce departmental expenses within the Consumer and Professional segments. The Company recognized $3.7 million of restructuring and related charges in the third quarter of 2015 for the Efficiency Program, of which $2.8 million related to the Consumer segment and $0.5 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses. The Company expects to recognize a total of approximately $4.0 million to $8.0 million of restructuring and related charges for the Efficiency Program through early 2016. By implementing the Efficiency Program, the Company expects to achieve annualized cost reductions of approximately $6.0 million to $12.0 million by the end of 2018, with approximately $3.0 million of cost reductions expected to benefit 2015 results.
In connection with the restructuring actions initiated during the third quarter of 2015 for the Efficiency Program, the Company expects to pay cash of approximately $3.7 million, of which $1.0 million was paid in the third quarter of 2015, with an additional $1.9 million expected to be paid in the fourth quarter of 2015, and the remaining balance expected to be paid in 2016.
See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-Q for further details.
Acquisition of CBBeauty Group
On April 21, 2015 (the "Acquisition Date"), the Company completed the CBB Acquisition for a total cash consideration of $48.6 million. CBB is a U.K.-based company whose primary business consists of licensing and distributing fragrances under brands such as One Direction and Burberry. On the Acquisition Date, the Company used cash on hand to pay 70% of the total cash consideration, or $34.6 million. The remaining $14.0 million of the total cash consideration is payable over 4 years in equal annual installments, subject to the selling shareholders' compliance with certain service conditions. These remaining installments will be recorded as a component of SG&A expenses ratably over the 4-year installment period. CBB is expected to provide the Company with a platform to develop the Company's presence in the fragrance category. The results of operations of the CBB business are included in the Company’s Consolidated Financial Statements commencing on the Acquisition Date. Pro forma results of operations have not been presented, as the impact of the CBB Acquisition on the Company’s consolidated financial results is not material. See Note 2, "Business Combinations," to the Consolidated Financial Statements in this Form 10-Q for further details.
2015 Debt Related Transaction
On March 12, 2015, in accordance with the terms of the amended term loan agreement, which facility is comprised of (i) the $675.0 million term loan due November 19, 2017 (the "2011 Term Loan") and (ii) the $700.0 million term loan due October 8, 2019 (the "Acquisition Term Loan") (together, the "Amended Term Loan Agreement"), Products Corporation prepaid $24.6 million of indebtedness, representing 50% of its 2014 “excess cash flow” as defined under the Amended Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment applied to the 2011 Term Loan reduced the principal amount outstanding by $12.1 million to $662.9 million (as all amortization payments under the 2011 Term Loan have been paid). The $12.5 million applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Acquisition Term Loan on a ratable basis from $1.8 million prior to the prepayment to $1.7 million after giving effect to the prepayment and through its maturity on October 8, 2019. See Note 8, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-Q for further details.

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
Consolidated Net Sales:
Third quarter results:
Consolidated net sales in the third quarter of 2015 were $471.5 million, a decrease of $0.8 million, or 0.2%, compared to $472.3 million in the third quarter of 2014. Excluding the $31.7 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased $30.9 million, or 6.5%, during the third quarter of 2015.
Year-to-date results:
Consolidated net sales in the first nine months of 2015 were $1,392.4 million, a decrease of $47.6 million, or 3.3%, compared to $1,440.0 million in the first nine months of 2014. Excluding the $93.0 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased $45.4 million, or 3.2%, during the first nine months of 2015.
See "Segment Results" below for further discussion.
Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) costs of sales resulting from a fair value adjustment in the second quarter of 2015 to inventory acquired in the CBB Acquisition; and (iv) costs of sales resulting from a fair value adjustment in the first quarter of 2014 to inventory acquired in the Colomer Acquisition. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. During the second quarter of 2015, the Company removed pension-related costs for its U.S. qualified defined benefit pension plans from the measurement of its operating segment results. As a result, $2.1 million and $6.2 million of pension-related costs were reclassified from the measurement of Consumer segment profit and included as a component of unallocated corporate expenses for the three and nine months ended

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

September 30, 2014, respectively. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 14, "Segment Data and Related Information" to the Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the three months ended September 30, 2015 and 2014:

	Net Sales						Segment Profit (Loss)
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2015	2014	$	%	$	%	2015	2014	$	%	$	%
Consumer	$348.1	$348.2	$(0.1)	—%	$20.7	5.9%	$86.0	$76.0	$10.0	13.2%	$13.4	17.6%
Professional	114.5	124.1	(9.6)	(7.7)%	1.3	1.0%	23.4	25.2	(1.8)	(7.1)%	(0.2)	(0.8)%
Other	8.9	—	8.9	100.0%	8.9	100.0%	(2.3)	—	(2.3)	—%	(2.3)	100.0%
Total	$471.5	$472.3	$(0.8)	(0.2)%	$30.9	6.5%	$107.1	$101.2	$5.9	5.8%	$10.9	10.8%
(a) XFX excludes the impact of foreign currency fluctuations.

The following tables provide a comparative summary of the Company's segment results for the nine months ended September 30, 2015 and 2014:

	Net Sales						Segment Profit (Loss)
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2015	2014	$	%	$	%	2015	2014	$	%	$	%
Consumer	$1,027.1	$1,055.0	$(27.9)	(2.6)%	$30.3	2.9%	$232.0	$225.8	$6.2	2.7%	$11.2	5.0%
Professional	352.1	385.0	(32.9)	(8.5)%	1.9	0.5%	76.9	88.5	(11.6)	(13.1)%	(9.4)	(10.6)%
Other	13.2	—	13.2	100.0%	13.2	100.0%	(2.8)	—	(2.8)	100.0%	(2.8)	100.0%
Total	$1,392.4	$1,440.0	$(47.6)	(3.3)%	$45.4	3.2%	$306.1	$314.3	$(8.2)	(2.6)%	$(1.0)	(0.3)%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Third quarter results:
Consumer segment net sales in the third quarter of 2015 were $348.1 million, compared to $348.2 million in the third quarter of 2014. Excluding the $20.8 million unfavorable impact of foreign currency fluctuations, total Consumer net sales increased $20.7 million, or 5.9%, in the third quarter of 2015, compared to the third quarter of 2014, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products, partially offset by lower net sales of Almay color cosmetics. Included in the third quarter 2015 net sales were $7.3 million of net favorable returns reserve adjustments, as compared to $8.8 million of favorable returns reserve adjustments in the third quarter of 2014, as a result of the Company’s continued assessment of its expected future returns based on its strategy to focus on fewer, bigger and better innovations.
Consumer segment profit in the third quarter of 2015 was $86.0 million, an increase of $10.0 million, or 13.2%, compared to $76.0 million in the third quarter of 2014. Excluding the $3.4 million unfavorable impact of foreign currency fluctuations, Consumer segment profit increased $13.4 million in the third quarter of 2015, compared to the third quarter of 2014, primarily driven by higher gross profit as a result of the increases in net sales as discussed above, partially offset by $2.8 million of higher brand support expenses for the Company's Consumer brands.
Year-to-date results:
Consumer segment net sales in the first nine months of 2015 were $1,027.1 million, a decrease of $27.9 million, or 2.6%, compared to $1,055.0 million in the first nine months of 2014. Excluding the $58.2 million unfavorable impact of foreign currency fluctuations, total Consumer net sales increased $30.3 million, or 2.9%, in the first nine months of 2015, compared to the first nine months of 2014, primarily driven by higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mi

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

tchum anti-perspirant deodorant products, partially offset by lower net sales of SinfulColors color cosmetics and Almay color cosmetics. In connection with the Company's exit of its business operations in Venezuela in the second quarter of 2015 and change to a distributor model, Consumer segment net sales were negatively impacted, as such change resulted in $0.9 million of net sales in Venezuela in the first nine months of 2015, compared to $14.1 million of net sales in Venezuela in the first nine months of 2014. Excluding Venezuela, on an XFX basis, Consumer net sales would have increased by 3.4% in the first nine months of 2015, compared to the first nine months of 2014.
Consumer segment profit in the first nine months of 2015 was $232.0 million, an increase of $6.2 million, or 2.7%, compared to $225.8 million in the first nine months of 2014. Excluding the $5.0 million unfavorable impact of foreign currency fluctuations, Consumer segment profit increased $11.2 million in the first nine months of 2015 compared to the year ago period, primarily driven by increases in net sales and favorable sales mix, partially offset by higher brand support expenses for the Company's Consumer brands. In connection with the Company's exit of its business operations in Venezuela in the second quarter of 2015 and change to a distributor model, there was $0.1 million of profit in Venezuela in the first nine months of 2015, compared to $5.8 million of profit in Venezuela in the first nine months of 2014. Excluding Venezuela, on an XFX basis, Consumer segment profit would have increased by 5.4% in the first nine months of 2015, compared to the first nine months of 2014.

Professional Segment
Third quarter results:
Professional segment net sales in the third quarter of 2015 were $114.5 million, a decrease of $9.6 million, or 7.7%, compared to $124.1 million in the third quarter of 2014. Excluding the $10.9 million unfavorable impact of foreign currency fluctuations, total Professional net sales increased $1.3 million, primarily as a result of higher net sales of Creme of Nature multi-cultural hair products, American Crew men's grooming products and Revlon Professional hair products, partially offset by lower net sales of CND nail products.
Professional segment profit in the third quarter of 2015 was $23.4 million, a decrease of $1.8 million, or 7.1%, compared to $25.2 million in the third quarter of 2014. Excluding the $1.6 million unfavorable impact of foreign currency fluctuations, Professional segment profit was essentially flat in the third quarter of 2015 compared to the third quarter of 2014.
Year-to-date results:
Professional segment net sales in the first nine months of 2015 were $352.1 million, a decrease of $32.9 million, or 8.5%, compared to $385.0 million in the first nine months of 2014. Excluding the $34.8 million unfavorable impact of foreign currency fluctuations, total Professional net sales increased $1.9 million, primarily as a result of higher net sales of American Crew men's grooming products and Revlon Professional hair products, mostly offset by lower net sales of CND nail products.
Professional segment profit in the first nine months of 2015 was $76.9 million, a decrease of $11.6 million, or 13.1%, compared to $88.5 million in the first nine months of 2014. Excluding the $2.2 million unfavorable impact of foreign currency fluctuations, Professional segment profit decreased $9.4 million in the first nine months of 2015 compared to the year ago period, primarily due to $13.0 million of higher brand support expenses for the Company's Professional brands.

Geographic Results:
The following tables provide a comparative summary of the Company's net sales by region for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change		XFX Change (a)
	2015	2014	$	%	$	%
United States	$255.0	$243.8	$11.2	4.6%	$11.2	4.6%
International	216.5	228.5	(12.0)	(5.3)%	19.7	8.6%
Total Net Sales	$471.5	$472.3	$(0.8)	(0.2)%	$30.9	6.5%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The following tables provide a comparative summary of the Company's net sales by region for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change		XFX Change (a)
	2015	2014	$	%	$	%
United States	$766.4	$749.2	$17.2	2.3%	$17.2	2.3%
International	626.0	690.8	(64.8)	(9.4)%	28.2	4.1%
Total Net Sales	$1,392.4	$1,440.0	$(47.6)	(3.3)%	$45.4	3.2%
(a) XFX excludes the impact of foreign currency fluctuations.

United States
Third quarter results:
In the U.S., net sales in the third quarter of 2015 increased $11.2 million, or 4.6%, to $255.0 million, compared to $243.8 million in the third quarter of 2014, primarily due to higher Consumer segment net sales in the U.S. of Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics. Net sales in the U.S. decreased in the Professional segment primarily due to lower net sales of CND nail products, partially offset by higher net sales of Creme of Nature hair products.
Year-to-date results:
In the U.S., net sales in the first nine months of 2015 increased $17.2 million, or 2.3%, to $766.4 million, compared to $749.2 million in the first nine months of 2014, primarily due to higher Consumer segment net sales of Revlon color cosmetics, Revlon ColorSilk hair color, partially offset by lower net sales of Almay color cosmetics and SinfulColors color cosmetics. Net sales in the U.S. decreased in the Professional segment primarily due to lower net sales of CND nail products.

International
Third quarter results:
International net sales in the third quarter of 2015 decreased $12.0 million, or 5.3%, to $216.5 million, as compared to $228.5 million in the third quarter of 2014. Excluding the $31.7 million unfavorable impact of foreign currency fluctuations, International net sales increased $19.7 million, or 8.6%, in the Consumer and Professional segments. International net sales increased in the Consumer segment primarily due to higher net sales of Revlon color cosmetics, Revlon ColorSilk hair color and Mitchum anti-perspirant deodorant products. International net sales increased in the Professional segment primarily due to higher net sales of Revlon Professional hair products and American Crew men's grooming products. From a geographic perspective, the increase in international net sales was primarily driven by certain distributor markets.
Year-to-date results:
International net sales in the first nine months of 2015 decreased $64.8 million, or 9.4%, to $626.0 million, as compared to $690.8 million in the first nine months of 2014. Excluding the $93.0 million unfavorable impact of foreign currency fluctuations, International net sales increased $28.2 million, or 4.1%, in the first nine months of 2015 compared to the year ago period, primarily due to higher net sales of Revlon color cosmetics in the Consumer segment, primarily driven by higher net sales in certain distributor markets and Australia. International net sales increased in the Professional segment primarily due to higher net sales of American Crew men's grooming products and Revlon Professional hair products, primarily in Spain and Australia. These increases were partially offset by $0.9 million of net sales in the Consumer segment in Venezuela in the first nine months of 2015 compared to $14.1 million of net sales in the Consumer segment in Venezuela during the first nine months of 2014, which decrease was driven by the Company's exit of its business operations in Venezuela in the second quarter of 2015. Excluding Venezuela, on an XFX basis, International net sales would have increased by 6.3% in the first nine months of 2015, compared to the first nine months of 2014.

Gross profit:

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Gross profit	$303.7	$307.7	$(4.0)	$921.0	$944.7	$(23.7)
Percentage of net sales	64.4%	65.1%	(0.7)%	66.1%	65.6%	0.5%
Gross profit decreased $4.0 million, and as a percentage of net sales gross profit decreased by 0.7 percentage points, in the third quarter of 2015, compared to the third quarter of 2014. The drivers of the decreases in gross profit in the third quarter of 2015, compared to the third quarter of 2014, primarily included:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $23.8 million and reduced gross profit as a percentage of net sales by 0.6 percentage points; and

•
the effects of favorable returns accrual adjustments which were made in the third quarter of 2014 due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, with no similar adjustments in the third quarter of 2015, and which had the net effect of reducing gross profit by $1.5 million and decreased gross profit as a percentage of net sales by 0.3 percentage points;

with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $16.5 million and increased gross profit as a percentage of net sales by 0.2 percentage points;

•	lower returns, which increased gross profit by $2.8 million and increased gross profit as a percentage of net sales by 0.2 percentage points;

•
lower manufacturing and freight costs as a result of supply chain cost reduction initiatives, which increased gross profit by $2.8 million and increased gross profit as a percentage of net sales by 0.6 percentage points; and

•	favorable sales mix, which increased gross profit by $1.1 million and increased gross profit as a percentage of net sales by 0.2 percentage points.
Gross profit increased as a percentage of net sales by 0.5 percentage points, while decreasing $23.7 million, in the first nine months of 2015, as compared to the first nine months of 2014. The drivers of the variances in gross profit in the first nine months of 2015, as compared to the first nine months of 2014, primarily included:

•	favorable volume, which increased gross profit by $19.5 million, with no impact on gross profit as a percentage of net sales;

•	lower returns, which increased gross profit by $12.1 million and increased gross profit as a percentage of net sales by 0.2 percentage points;

•	favorable sales mix, which increased gross profit by $15.0 million and increased gross profit as a percentage of net sales by 1.1 percentage points; and

•
lower manufacturing and freight costs as a result of supply chain cost reduction initiatives, which increased gross profit by $9.4 million and increased gross profit as a percentage of net sales by 0.7 percentage points;

with the foregoing partially offset by:

•	unfavorable foreign currency fluctuations, which reduced gross profit by $70.2 million and reduced gross profit as a percentage of net sales by 0.6 percentage points; and

•
the effects of favorable returns accrual adjustments which were made in the third quarter of 2014, due to lower expected discontinued products in the future related to the Company's strategy to focus on fewer, bigger and better innovations, with no similar adjustments in the first nine months of 2015, and which had the net effect of reducing gross profit by $4.8 million and decreased gross profit as a percentage of net sales by 0.3 percentage points.

SG&A expenses:

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
SG&A expenses	$244.1	$251.8	$(7.7)	$752.7	$761.6	$(8.9)
SG&A expenses decreased $7.7 million in the third quarter of 2015 compared to the third quarter of 2014, primarily driven by:

•	$18.0 million of favorable impact due to foreign currency fluctuations;
with the foregoing partially offset by:

•	$6.5 million of higher general and administrative expenses, primarily due to higher severance costs, legal fees and incentive compensation expense; and

•	$4.7 million of higher brand support expenses for the Company's brands within the Consumer and Professional segments.
SG&A expenses decreased $8.9 million in the first nine months of 2015 compared to the first nine months of 2014, primarily driven by:

•	$58.5 million of favorable impact due to foreign currency fluctuations in the first nine months of 2015;
with the foregoing partially offset by:

•	$35.8 million of higher brand support expenses for the Company's brands within the Consumer and Professional segments in the first nine months of 2015; and

•	$17.4 million of higher general and administrative expenses, primarily due to higher severance costs, legal fees and increased compensation expense related to the CBB Acquisition.

Acquisition and Integration Costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Acquisition and integration costs	$0.6	$0.9	$0.3	$6.5	$5.4	$(1.1)
The acquisition and integration costs for the three and nine months ended September 30, 2015 are summarized in the table presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition costs	$0.3	$0.1	$5.0	$0.5
Integration costs	0.3	0.8	1.5	4.9
Total acquisition and integration costs	$0.6	$0.9	$6.5	$5.4
Acquisition costs in the third quarter and first nine months of 2015 and 2014 primarily included legal fees and consulting fees related to the CBB Acquisition and the Colomer Acquisition, respectively.
Integration costs consist of non-restructuring costs related to the Company's integration of Colomer's operations into the Company's business. Integration costs incurred during the third quarter of 2015 primarily included professional fees. Integration costs incurred during the first nine months of 2015 primarily included legal and professional fees. Integration costs incurred during both the third quarter of 2014 and during the first nine months of 2014 included employee-related costs related to management changes and audit-related fees.

Restructuring charges and other, net:

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Restructuring charges and other, net	$4.0	$0.8	$(3.2)	$0.9	$18.1	$17.2
Restructuring charges and other, net, for the third quarter of 2015 primarily related to charges for employee related costs incurred in connection with the Efficiency Program.
For additional details on the Efficiency Program, please see "Overview - Recent Events - 2015 Efficiency Program."
During the third quarter of 2014, the Company recorded charges totaling $1.4 million related to restructuring and related actions under the Integration Program, of which $1.1 million was recorded in restructuring charges and other, net, $0.1 million was recorded in cost of sales and $0.2 million was recorded in SG&A expenses, in addition to charges for other immaterial actions within the Consumer segment of $0.2 million that was recorded within restructuring charges and other, net, related to employee-related costs, partially offset by a $0.3 million gain related to the sale of equipment.
Restructuring charges and other, net, for the first nine months of 2015 primarily related to charges for employee related costs incurred in connection with the Efficiency Program, partially offset by changes in estimated employee-related costs related to the Integration Program.
During the first nine months of 2014, the Company recorded charges totaling $17.1 million related to restructuring and related actions under the Integration Program, of which $16.4 million was recorded in restructuring charges and other, net, $0.2 million was recorded in cost of sales and $0.5 million was recorded in SG&A expenses, in addition to charges of $1.9 million that were recorded within restructuring charges and other, net, related to employee-related costs for other immaterial restructuring actions within the Consumer segment.
The Company continues to expect to achieve annualized cost reductions from the Integration Program of approximately $30.0 million to $35.0 million by the end of 2015.

See Note 3, "Restructuring Charges" to the Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Interest expense	$21.5	$20.6	$(0.9)	$62.0	$63.9	$1.9
The $0.9 million increase in interest expense in the third quarter of 2015, as compared to the third quarter of 2014, was primarily due to higher weighted average interest rates driven by the 2013 Interest Rate Swap related to a portion of the Acquisition Term Loan.
The $1.9 million decrease in interest expense in the first nine months of 2015, compared to the prior year period, was primarily due to lower average debt outstanding as a result of (i) regularly scheduled quarterly amortization payments made towards the Acquisition Term Loan through September 30, 2015; (ii) the favorable benefit to the first nine months of 2015 as a result of the May 1, 2014 prepayment of the remaining $58.4 million principal amount outstanding under the Non-Contributed Loan; and (iii) the $24.6 million March 2015 excess cash flow prepayment, of which $12.1 million was applied to the principal amount outstanding under the 2011 Term Loan. The remaining $12.5 million of the excess cash flow prepayment that was applied to the Acquisition Term Loan reduced Products Corporation's future regularly scheduled quarterly amortization payments under the Acquisition Term Loan on a ratable basis from $1.8 million prior to such prepayment to $1.7 million after giving effect to such prepayment and through its maturity on October 8, 2019.

Foreign currency (gains) losses, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Foreign currency (gains) losses, net	$(0.7)	$9.3	$(10.0)	$7.3	$17.9	$(10.6)

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency (gains), net, of $0.7 million during the third quarter of 2015, as compared to foreign currency losses, net, of $9.3 million during the third quarter of 2014, were driven primarily by the favorable impact of the revaluation of certain U.S. Dollar denominated payables.
The decrease in foreign currency losses, net, of $10.6 million during the first nine months of 2015, as compared to the first nine months of 2014, was primarily driven by:

•
a $6.0 million foreign currency loss recognized in the first nine months of 2014 as a result of the re-measurement of Revlon Venezuela's balance sheet, as compared to a $1.9 million foreign currency loss recognized in the first nine months of 2015;

•	a $3.2 million gain for the first nine months of 2015, compared to a $0.1 million gain for the first nine months of 2014, related to the Company's foreign currency forward exchange contracts; and

•
the favorable impact of the revaluation of certain U.S. Dollar and foreign currency denominated intercompany payables during the first nine months of 2015, as compared to the first nine months of 2014.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Provision for income taxes	$24.6	$8.7	$15.9	$53.8	$34.2	$19.6
The provision for income taxes increased $15.9 million in the third quarter of 2015, compared to the third quarter of 2014, primarily due to higher pretax income in the third quarter of 2015, the unfavorable impact of certain discrete items, including return-to-provision adjustments and the impact of the favorable resolution of tax matters realized in the third quarter of 2014 that did not recur in the third quarter of 2015, and an increase in the valuation allowance related to certain assets in the U.S. as a result of a change in law.
The provision for income taxes increased $19.6 million in the first nine months of 2015, compared to the first nine months of 2014, primarily due to the unfavorable impact of certain discrete items, including return-to-provision adjustments and the impact of the favorable resolution of tax matters realized in the first nine months of 2014 that did not recur in the first nine months of 2015, an increase in the valuation allowance related to certain assets in the U.S. as a result of a change in law and higher pretax income in certain jurisdictions for the first nine months of 2015, compared to the first nine months of 2014.
The Company's effective tax rate for the three months ended September 30, 2015 was higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S. and state and local taxes.
The Company's effective tax rate for the nine months ended September 30, 2015 was higher than the federal statutory rate of 35% due principally to foreign and U.S. tax effects attributable to operations outside the U.S., state and local taxes and foreign dividends and earnings taxable in the U.S.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At September 30, 2015, the Company had a liquidity position of $345.0 million, consisting of cash and cash equivalents (net of any outstanding checks) of $178.8 million, as well as $166.2 million in available borrowings under Products Corporation's $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility"), based upon the borrowing base less $8.8 million of undrawn outstanding letters of credit and nil then drawn under the Amended Revolving Credit Facility at such date.
The Company’s foreign operations held $59.2 million out of the total $178.8 million in cash and cash equivalents (net of any outstanding checks) as of September 30, 2015.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next twelve months. Therefore, the Company does not currently anticipate that restrictions or taxes on repatriation of foreign earnings will have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At September 30, 2015, the Company had cash and cash equivalents of $181.2 million, compared with $275.3 million at December 31, 2014. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(2.6)	$46.7
Net cash used in investing activities	(55.4)	(29.4)
Net cash used in financing activities	(28.4)	(70.7)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(12.3)

Operating Activities
Net cash (used in) provided by operating activities was $(2.6) million and $46.7 million for the first nine months of 2015 and 2014, respectively. The increase in cash (used in) operating activities in the first nine months of 2015, compared to the first nine months of 2014, was primarily driven by higher inventory, as well as higher brand support and incentive compensation payments, partially offset by less cash used in discontinued operations, as well as lower payments for restructuring and interest in the first nine months of 2015.
Net cash provided by (used in) operating activities related to discontinued operations, including restructuring payments, was approximately $0.1 million and $(26.0) million for the first nine months of 2015 and 2014, respectively.
Investing Activities
Net cash used in investing activities was $55.4 million and $29.4 million for the first nine months of 2015 and 2014, respectively. Net cash used in investing activities during the first nine months of 2015 included $34.2 million in cash payments, net of cash acquired, primarily for the CBB Acquisition, partially offset by $5.8 million in cash proceeds from the sale of certain assets. Net cash used in investing activities during the first nine months of 2015 and 2014 included $27.0 million and $30.3 million of cash used for capital expenditures, respectively.
Financing Activities
Net cash used in financing activities was $28.4 million and $70.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Net cash used in financing activities for the first nine months of 2015 primarily included:

•	a $24.6 million required prepayment made under the Amended Term Loan Facility; and

•	$5.1 million of scheduled amortization payments on the Acquisition Term Loan;
with the foregoing partially offset by:

•	$4.3 million of short-term borrowings and overdraft.
Net cash used in financing activities for the first nine months of 2014 included:

•	the repayment of the $58.4 million aggregate principal amount outstanding of the Non-Contributed Loan;

•	$5.3 million of scheduled amortization payments on the Acquisition Term Loan;

•	$3.1 million of short-term borrowings and overdraft; and

•	the payment of $1.8 million of financing costs primarily related to the February 2014 Term Loan Amendment.

Cash Pooling Arrangement
As of December 31, 2014, certain of the Company's foreign subsidiaries utilized a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allowed the Company's participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by the Company's participating subsidiaries were available at the financial institution. To the extent any participating location on an individual basis was in an overdraft position, such overdrafts would be recorded within short-term borrowings in the Consolidated Balance Sheet and reflected as financing activities in the Consolidated Statement of Cash Flows, and the cash deposits held as collateral for such overdrafts would be classified as restricted cash within cash and cash equivalents. As of September 30, 2015, the Company no longer has a cash pool arrangement, and therefore, has no restricted cash recorded in cash and cash equivalents in the Consolidated Balance Sheet.

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

(b) Covenants
Amended Credit Agreements
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility (the "Amended Credit Agreement") as of September 30, 2015 and December 31, 2014. At September 30, 2015, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $675.4 million and $662.9 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million. There were no borrowings under the Amended Revolving Credit Facility during the first nine months of 2015 and 2014.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of September 30, 2015 and December 31, 2014.

Impact of Foreign Currency Translation – Venezuela
Revlon Venezuela's net sales are de minimis, representing approximately 1% of the Company’s consolidated net sales for the first nine months of 2015 and 2014. At September 30, 2015 and December 31, 2014, Revlon Venezuela's assets represented approximately 1% of the Company’s total assets, respectively.
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
In February 2015, the Venezuela government introduced a new foreign currency exchange platform, the Marginal Currency System ("SIMADI"), which created a third new mechanism to exchange Bolivars for U.S. Dollars through private brokers. SIMADI replaced the SICAD II system and started operating on February 12, 2015. As a result, the Company considered its specific facts and circumstances in order to determine the appropriate rate of exchange to translate Revlon Venezuela’s financial statements. As of September 30, 2015, the Company has not participated in the SIMADI exchange market; however, given the elimination of the SICAD II system, the Company determined that it was appropriate to use the SIMADI rate of 193 Bolivars per U.S. Dollar (the "SIMADI Rate") to translate Revlon Venezuela’s balance sheet beginning on March 31, 2015.
As a result of the change from the SICAD II Rate to the SIMADI Rate on March 31, 2015, the Company was required to re-measure all of Revlon Venezuela’s monetary assets and liabilities at the SIMADI Rate of 193 Bolivars per U.S. Dollar. The Company recorded a $1.9 million foreign currency loss in the first quarter of 2015 as a result of the required re-measurement of Revlon Venezuela’s balance sheet. As Venezuela was designated as a highly inflationary economy effective January 1, 2010, the Company reflected this foreign currency loss in earnings. For both the three and nine months ended September 30, 2015, the change from the SICAD II Rate to the SIMADI Rate had the impact of reducing the Company's net sales by nil and $0.7 million, respectively, and increasing the Company's operating income by $0.1 million and $0.3 million, respectively.
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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; costs related to the continuing integration of the Colomer Acquisition; business and/or brand acquisitions, if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2015 were $15.5 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for 2015. The Company’s cash taxes paid in the first nine months of 2015 were $21.3 million. The Company expects to pay cash taxes of approximately $25 million in the aggregate for 2015. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2015 were $32.5 million and $27.0 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50 million and $55 million, respectively, in the aggregate for 2015. See also Note 2, "Business Combinations," for discussion regarding the use of funds related to the Company's April 2015 CBB Acquisition.
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
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Professional and/or Other segments; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors; changes in consumer purchasing habits, including with respect to shopping channels and/or among professional salons; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for restructuring costs, acquisition and integration costs (including, without limitation, costs related to the continued integration of the Colomer Acquisition), costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2015, the FX Contracts outstanding had a notional amount of $83.0 million and a net asset fair value of $2.2 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the nine months ended September 30, 2015, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive (Loss) Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at September 30, 2015 and December 31, 2014 was a liability of $8.3 million and $3.5 million, respectively.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $2.8 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2015, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Revlon, Inc.'s 2014 Form 10-K.

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

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
The Company has exposure to changing interest rates primarily under Products Corporation's Amended Term Loan Facility and its Amended Revolving Credit Facility. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time to time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as the 2013 Interest Rate Swap. The Company does not hold or issue financial instruments for trading purposes.
The qualitative and quantitative information presented in Item 7A of Revlon, Inc.'s 2014 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument programs that have material market risk as of December 31, 2014. The following tables present this information as required by Item 7A as of September 30, 2015:

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value September 30, 2015
Debt
Short-term variable rate (various currencies)	$8.5						$8.5	$8.5
Average interest rate (a)	3.7%
Short-term fixed rate (third party - EUR)	$1.5						1.5	$1.5
Average interest rate	11.9%
Long-term fixed rate – third party (USD)						$500.0	500.0	$490.0
Average interest rate						5.75%
Long-term fixed rate – third party (EUR)		$0.1	$0.1	$0.1	$0.1	0.2	0.6	$0.6
Average interest rate		0.0%	0.0%	0.0%	0.0%	0.0%
Long-term variable rate – third party (USD) (b)	$1.7	$6.9	669.8	6.9	653.0		1,338.3	$1,337.5
Average interest rate (a)(c)	4.0%	4.0%	3.4%	4.3%	4.6%
Total debt	$11.7	$7.0	$669.9	$7.0	$653.1	$500.2	$1,848.9	$1,838.1

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at September 30, 2015.

(b)	Includes total quarterly amortization payments required within each year under the Acquisition Term Loan.

(c)
At September 30, 2015, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of September 30, 2015, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $9.6 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under Products Corporation's Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amounts at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at September 30, 2015 was a liability of $8.3 million.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original US Dollar Notional Amount	Contract Value September 30, 2015	Asset Fair Value September 30, 2015
Sell British Pound/Buy USD	1.5476	$19.8	$20.3	$0.5
Sell Australian Dollars/Buy USD	0.7368	15.6	16.4	0.8
Sell Canadian Dollars/Buy USD	0.7867	15.4	16.1	0.7
Buy Mexican Peso/Sell USD	0.0605	13.1	12.7	(0.4)
Sell South African Rand/Buy USD	0.0775	7.0	7.6	0.6
Sell Japanese Yen/Buy USD	0.0083	5.0	5.0	—
Buy Australian Dollars/Sell NZ dollars	1.0862	4.1	4.1	—
Buy British Pound/Sell USD	1.5370	2.0	2.0	—
Sell New Zealand Dollars/Buy USD	0.6351	1.0	1.0	—
Total forward contracts		$83.0	$85.2	$2.2

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
(b) Changes in Internal Control Over Financial Reporting. During the third quarter of 2015, the Company implemented a new financial consolidation and reporting system. The Company expects that transitioning to this new system will provide the Company with efficiencies in the corporate consolidation process and enhanced reporting capabilities. In connection with implementing this new financial consolidation and reporting system, the Company updated its internal control over financial reporting to accommodate modifications to the Company's consolidation and reporting processes necessitated by the new system.

Other than as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, as well as other public documents and statements of the Company, contain forward-looking statements that involve risks and uncertainties, which are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Professional and/or Other segments; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, changes in consumer purchasing habits, including with respect to shopping channels and/or among professional salons; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition-related integration costs (including, without limitation, costs related to the continued integration of the Colomer Acquisition), costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition and the CBB Acquisition (including the Company’s plans to continue to integrate the operations of Colomer into the Company’s business and its expectations that the Integration Program will deliver cost reductions throughout the combined organization by generating cost synergies and operating efficiencies within the Company's global supply chain and consolidating offices and back office support, and other actions which are designed to reduce selling, general and administrative expenses, and achieve approximately $30.0 million to $35.0 million of annualized cost reductions by the end of 2015, approximately $17.0 million of which benefited the Company's 2014 results, while recognizing approximately $50 million, in the aggregate over 2013 through 2015, of total restructuring charges, capital expenditures (including expected integration-related capital expenditures of approximately $6 million, $4.4 million of which was paid during 2014 and $0.8 million of which was paid during the nine months ended September 30, 2015, with the remaining balance expected to be paid in the remainder of 2015) and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

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

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that total restructuring and related charges related to the Integration Program will be approximately $21 million, of which $(2.3) million and $20.1 million of charges were recognized during the first nine months of 2015 and during 2014, respectively, with any remaining charges to be recognized in the remainder of 2015; (b) that cash payments related to the restructuring and related charges in connection with the Integration Program will total approximately $20 million, of which $5.8 million was paid in the first nine months of 2015 and $9.6 million was paid during 2014, with the remaining balance of $4.6 million expected to be paid during the remainder of 2015; (c) that total restructuring and related charges under the December 2013 Program will be approximately $18.9 million; (d) that cash payments will total approximately $17 million related to the December 2013 Program, of which $15.5 million was paid during 2014, $0.1 million was paid in 2013, and the remaining balance is expected to be paid in 2016; (e) that the Company expects to substantially complete the Integration Program by the end of 2015; (f) the Company's expectation that the Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce departmental expenses within the Consumer and Professional segments; (g) that the Company will recognize a total of approximately $4 million to $8 million of restructuring and related charges for the Efficiency Program through early 2016, of which $3.7 million were recognized during the third quarter of 2015; (h) that cash payments related to the restructuring and related charges recognized in the third quarter of 2015 in connection with the Efficiency Program will total approximately $3.7 million, of which $1.0 million was paid in the third quarter of 2015, with an additional $1.9 million expected to be paid in the fourth quarter of 2015 and the remaining balance expected to be paid in 2016; and (i) that approximately $3.0 million of cost reductions from the Efficiency Program are expected to benefit 2015 results and annualized cost reductions thereafter are expected to be approximately $6.0 million to $12.0 million by the end of 2018;

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

(xvi)
the Company's expectation that CBB will provide the Company with a platform to develop the Company's presence in the fragrance category and certain estimates used by management in estimating the fair value of the assets acquired in the CBB Acquisition; and

(xvii)
the Company’s expectation that transitioning to its new financial consolidation and reporting system will provide the Company with efficiencies in the corporate consolidation process and enhanced reporting capabilities.

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

(i)
unanticipated circumstances or results affecting the Company's financial performance, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in the Consumer, Professional and/or Other segments; adverse changes in currency exchange rates, currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to shopping channels and/or among professional salons; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring costs, acquisition-related integration costs, including, without limitation, costs related to the continued integration of the Colomer Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as inventory management and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to optimize the market and financial performance of its portfolio of brands and assets due to, among other things, less than effective product development, less than expected acceptance of its new or existing products by consumers, salon professionals and/or customers in the Consumer, Professional and/or Other segments, less than expected acceptance of its advertising, promotional and/or marketing plans and/or brand communication by consumers, salon professionals and/or customers in the Consumer, Professional and/or Other segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, less than expected levels of advertising, promotional and/or marketing activities for its new product launches and/or less than expected levels of execution with its customers in the Consumer, Professional and/or Other segments or higher than expected costs and expenses, as well as due to (i) difficulties, delays in or less than expected results from the Company’s efforts to manage financial drivers for value creation, such as due to higher than expected costs; (ii) difficulties, delays in or less than expected results from the Company’s efforts to grow profitability through intensive innovation and geographical expansion, such as less than effective product development and/or difficulties, delays in and/or the Company's inability to consummate transactions to expand its geographical presence; (iii) difficulties, delays in or less than expected results from the Company's efforts to improve its cash flow; and/or (iv) difficulties, delays in and/or the inability to attract or retain employees essential to the execution of its strategy;

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the December 2013 Program, the Integration Program and/or the Efficiency Program and/or the risk that any of such programs may not satisfy the Company’s objectives;

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

(xvi)
less than expected benefits arising from the Company's CBB Acquisition, such as difficulties in retaining CBB's licensed fragrance brands and/or securing new fragrance licensing opportunities and/or unexpected changes in the fair values of CBB's assets due to, among other things, unanticipated future performance of the acquired licenses; and/or

(xvii)
less than expected benefits arising from the Company's transition to its new financial consolidation and reporting system, such as, among other things, less than anticipated efficiencies in the corporate consolidation process and/or less than anticipated enhancements to the Company’s reporting capabilities.

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

REVLON, INC. AND SUBSIDIARIES

Item 5. Other Information
On November 3, 2015, Roberto Simon, the Executive Vice President and Chief Financial Officer for Revlon, Inc. ("Revlon") and Revlon Consumer Products Corporation, Revlon’s wholly owned operating subsidiary ("RCPC," and together with Revlon, the "Company"), tendered his resignation from the Company to accept a position as the chief financial officer of another NYSE-listed company. Mr. Simon agreed to have his resignation become effective on or about February 26, 2016 (the “Effective Date”) to manage an effective transition of the Company's financial, accounting and treasury functions, including overseeing the close of the Company's 2015 fiscal year-end and the filing of its annual report on Form 10-K with the SEC.
As consideration for Mr. Simon’s agreement to postpone his departure, the Company and Mr. Simon entered into a separation agreement on November 3, 2015 under which Mr. Simon will, among other things, continue to remain eligible to receive the following incentive compensation awards: (i) payment in or about March 2016 of his 2015 annual bonus (which is targeted at 75% of his annual base salary), subject to adjustment based upon the Company's level of attainment of its applicable performance factors; (ii) payment in or about March 2016 of $75,000, representing a pro rata portion of his 2016 annual bonus at target; (iii) payment in or about March 2016 of the final installment of his 2014 Transitional LTIP award in the amount of $333,333, subject to adjustment based upon the Company's level of attainment of its applicable performance factors; and (iv) vesting on March 15, 2016 of his 15,133 restricted shares of Revlon Class A common stock, with the remaining balance of his 60,532 restricted shares that would otherwise have vested in equal installments in March 2017, 2018, 2019 and 2020 being cancelled and forfeited in accordance with the terms and conditions of the Fourth Amended and Restated Revlon, Inc. Stock Plan. The Company also agreed to waive its right to clawback a one-time $150,000 housing allowance that was paid to Mr. Simon in August 2015. Mr. Simon will continue to be bound by the Company’s standard confidentiality, non-solicit and non-compete obligations.

Item 6. Exhibits

*10.1	10.1 Separation Agreement, dated as of November 3, 2015, between Products Corporation and Roberto Simon.
*31.1	Certification of Lorenzo Delpani, Chief Executive Officer, dated November 4, 2015, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Roberto Simon, Chief Financial Officer, dated November 4, 2015, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Lorenzo Delpani, Chief Executive Officer, dated November 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Roberto Simon, Chief Financial Officer, dated November 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2015

Revlon, Inc.
(Registrant)

By: /s/ Lorenzo Delpani	By: /s/ Roberto Simon	By: /s/ Siobhan Anderson
Lorenzo Delpani	Roberto Simon	Siobhan Anderson
President,	Executive Vice President and	Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations