Form 10-Q
period 2016-03-31
REVLON INC /DE/
filed 2016-05-06
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 52,571,141 shares of Class A Common Stock were outstanding. At such date, 40,669,640 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(as adjusted)(a)
ASSETS
Current assets:
Cash and cash equivalents	$182.2	$326.9
Trade receivables, less allowance for doubtful accounts of $10.3 and $10.5 as of March 31, 2016 and December 31, 2015, respectively	270.4	244.9
Inventories	209.8	183.8
Prepaid expenses and other	68.9	53.3
Total current assets	731.3	808.9
Property, plant and equipment, net of accumulated depreciation of $281.3 and $271.7 as of March 31, 2016 and December 31, 2015, respectively	216.6	215.3
Deferred income taxes	68.6	71.3
Goodwill	469.7	469.7
Intangible assets, net of accumulated amortization of $67.2 and $61.1 as of March 31, 2016 and December 31, 2015, respectively	316.6	318.0
Other assets	84.9	84.1
Total assets	$1,887.7	$1,967.3

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$11.8	$11.3
Current portion of long-term debt	6.8	30.0
Accounts payable	178.4	201.3
Accrued expenses and other	225.8	272.4
Total current liabilities	422.8	515.0
Long-term debt	1,783.7	1,783.7
Long-term pension and other post-retirement plan liabilities	181.5	185.3
Other long-term liabilities	73.0	70.8
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,862,231 shares issued as of March 31, 2016 and December 31, 2015, respectively	0.5	0.5
Additional paid-in capital	1,028.5	1,026.3
Treasury stock, at cost: 933,913 and 859,921 shares of Class A Common Stock as of March 31, 2016 and December 31, 2015, respectively	(15.9)	(13.3)
Accumulated deficit	(1,344.7)	(1,355.7)
Accumulated other comprehensive loss	(241.7)	(245.3)
Total stockholders’ deficiency	(573.3)	(587.5)
Total liabilities and stockholders’ deficiency	$1,887.7	$1,967.3

(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for details of these adjustments.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015

Net sales	$439.6	$438.5
Cost of sales	153.9	142.3
Gross profit	285.7	296.2
Selling, general and administrative expenses	248.1	249.3
Acquisition and integration costs	0.5	1.2
Restructuring charges and other, net	1.3	0.5
Operating income	35.8	45.2
Other expenses, net:
Interest expense	21.0	20.0
Amortization of debt issuance costs	1.5	1.4
Foreign currency (gains) losses, net	(3.4)	15.9
Miscellaneous, net	0.3	—
Other expenses, net	19.4	37.3
Income from continuing operations before income taxes	16.4	7.9
Provision for income taxes	5.8	8.7
Income (loss) from continuing operations, net of taxes	10.6	(0.8)
Income (loss) from discontinued operations, net of taxes	0.4	(0.1)
Net income (loss)	$11.0	$(0.9)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (a)	2.7	(13.4)
Amortization of pension related costs, net of tax (b)(d)	1.8	1.7
Revaluation of derivative financial instruments, net of reclassifications into earnings (c)	(0.9)	(1.9)
Other comprehensive income (loss)	3.6	(13.6)
Total comprehensive income (loss)	$14.6	$(14.5)

Basic earnings (loss) per common share:
Continuing operations	$0.20	$(0.02)
Discontinued operations	0.01	—
Net income (loss)	$0.21	$(0.02)

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$(0.02)
Discontinued operations	0.01	—
Net income (loss)	$0.21	$(0.02)

Weighted average number of common shares outstanding:
Basic	52,482,413	52,386,223
Diluted	52,649,763	52,386,223

(a)	Net of tax expense (benefit) of $0.1 million and $(2.6) million for the three months ended March 31, 2016 and 2015, respectively.

(b)	Net of tax expense of $0.3 million for each of the three months ended March 31, 2016 and 2015.

(c)	Net of tax benefit of $0.5 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

(d)
This other comprehensive income component is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2016	$0.5	$1,026.3	$(13.3)	$(1,355.7)	$(245.3)	$(587.5)
Treasury stock acquired, at cost (a)			(2.6)			(2.6)
Stock-based compensation amortization		2.2				2.2
Excess tax benefits from stock-based compensation		—				—
Net income				11.0		11.0
Other comprehensive loss, net (b)					3.6	3.6
Balance, March 31, 2016	$0.5	$1,028.5	$(15.9)	$(1,344.7)	$(241.7)	$(573.3)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain senior executives, in lieu of paying certain withholding taxes on the vesting of restricted stock, authorized the withholding of an aggregate 73,992 shares of Revlon, Inc. Class A Common Stock during the three months ended March 31, 2016, to satisfy certain minimum statutory tax withholding requirements related to the vesting of such shares. These withheld shares were recorded as treasury stock using the cost method, at a price per share of $35.00 during the three months ended March 31, 2016, based on the closing price of Revlon, Inc. Class A Common Stock as reported on the NYSE consolidated tape on the vesting date, for a total of $2.6 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016 (the "2015 Form 10-K") for details regarding restricted stock awards under the Stock Plan.

(b)
See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive income (loss) during the three months ended March 31, 2016.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Three Months Ended March 31,
	2016	2015 (as adjusted)(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11.0	$(0.9)
Adjustments to reconcile net income (loss) to net cash used in by operating activities:
Depreciation and amortization	25.9	25.6
Foreign currency (gains) losses from re-measurement	(4.2)	16.5
Amortization of debt discount	0.4	0.3
Stock-based compensation amortization	2.2	1.6
Provision for deferred income taxes	1.7	5.7
Amortization of debt issuance costs	1.5	1.4
Loss (gain) on sale of certain assets	0.2	(3.0)
Pension and other post-retirement income	(0.3)	(0.6)
Change in assets and liabilities:
Increase in trade receivables	(23.1)	(0.9)
Increase in inventories	(23.9)	(23.4)
Increase in prepaid expenses and other current assets	(14.6)	(18.1)
(Decrease) increase in accounts payable	(13.6)	18.3
Decrease in accrued expenses and other current liabilities	(52.6)	(27.4)
Pension and other post-retirement plan contributions	(1.9)	(2.5)
Purchases of permanent displays	(10.5)	(14.7)
Other, net	(0.6)	(3.5)
Net cash used in operating activities	(102.4)	(25.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.4)	(5.3)
Business acquisition	—	(4.2)
Proceeds from the sale of certain assets	0.4	1.6
Net cash used in investing activities	(7.0)	(7.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(10.6)	1.7
Repayments under the Acquisition Term Loan	(13.4)	(14.2)
Prepayments under the 2011 Term Loan	(11.5)	(12.1)
Other financing activities	(0.9)	(1.2)
Net cash used in financing activities	(36.4)	(25.8)
Effect of exchange rate changes on cash and cash equivalents	1.1	(7.8)
Net decrease in cash and cash equivalents	(144.7)	(67.1)
Cash and cash equivalents at beginning of period	326.9	275.3
Cash and cash equivalents at end of period	$182.2	$208.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$27.8	$26.9
Income taxes, net of refunds	2.0	3.9
Supplemental schedule of non-cash investing and financing activities:
Treasury stock received to satisfy certain minimum tax withholding liabilities	$2.6	$2.0

(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2016. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for details of these adjustments.

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
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Revlon, Inc.'s 2015 Form 10-K.
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year.
Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires deferred income tax assets and liabilities to be classified as noncurrent within a company's balance sheet. Under previous guidance, the Company was required to separate deferred income tax assets and liabilities into current and noncurrent amounts. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under ASU 2015-17. The

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Company adopted ASU No. 2015-17 beginning on January 1, 2016 and the Company's previously recorded deferred tax assets were adjusted to reflect the adoption of ASU No. 2015-17. The adoption of ASU No. 2015-17 resulted in no adjustment to the Company’s results of operations and stockholders’ deficiency and had the following impact on the previously reported Consolidated Balance Sheets for the fiscal year ended December 31, 2015 and the Consolidated Statements of Cash Flows for the fiscal period ended March 31, 2015:

Consolidated Balance Sheets	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Deferred income taxes - current	58.0	(58.0)	—
Deferred income taxes - noncurrent	40.3	31.0	71.3
Other long-term liabilities	97.8	(27.0)	70.8

Consolidated Statements of Cash Flows	Total as reported at 3/31/2015	Adjustment	Total as adjusted at 3/31/2015
Increase in prepaid expense and other current assets	(17.5)	(0.6)	(18.1)
Other, net	(4.1)	0.6	(3.5)

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU No. 2015-16 beginning on January 1, 2016 and the adoption of the new guidance did not have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the financial statements as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company adopted ASU No. 2015-03 beginning on January 1, 2016 and the Company's previously recorded other assets and long-term debt were adjusted to reflect the adoption of ASU No. 2015-03. The adoption of ASU No. 2015-03 resulted in no adjustment to the Company’s results of operations, cash flows and stockholders’ deficiency and had the following impact on the previously reported Consolidated Balance Sheets for the fiscal year ended December 31, 2015:

Consolidated Balance Sheets	Total as reported at 12/31/2015	Adjustment	Total as adjusted at 12/31/2015
Long-Term Debt	1,803.7	(20.0)	1,783.7
Other Assets	104.1	(20.0)	84.1

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. According to ASU No. 2014-15, substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of "probable," similar to its current use in U.S. GAAP for loss contingencies, will be used to define substantial doubt. Disclosures will be required under ASU No. 2014-15 if conditions give rise to substantial doubt, including whether and how management's plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company adopted ASU No. 2014-15 beginning January 1, 2016 and the adoption of the new guidance did not have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which simplifies certain aspects of accounting for share-based payment transactions including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt ASU No. 2016-09 beginning on January 1, 2017 and is in the process of assessing the impact that the new guidance will have on the Company’s results of operations, financial condition and financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" which requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU No. 2016-02 beginning on January 1, 2019 and is in the process of assessing the impact that the new guidance will have on the Company’s results of operations, financial condition and financial statement disclosures.

2. BUSINESS COMBINATIONS
The CBBeauty Group Acquisition
On April 21, 2015 (the "CBB Acquisition Date"), the Company completed the acquisition of CBB for total cash consideration of $48.6 million. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. On the CBB Acquisition Date, the Company used cash on hand to pay approximately 70% of the total cash consideration, or $34.6 million. The remaining $14.0 million of the total cash consideration is payable in equal annual installments over 4 years from the CBB Acquisition Date, subject to the selling shareholders' compliance with certain service conditions. These remaining installments are recorded as a component of SG&A expenses ratably over the 4-year installment period. CBB's results of operations are included in the Company’s Consolidated Financial Statements commencing on the CBB Acquisition Date. Pro forma results of operations have not been presented, as the impact of the CBB Acquisition on the Company’s consolidated financial results is not material.
The Company accounted for the CBB Acquisition as a business combination in the second quarter of 2015. The Company finalized the allocation of the CBB purchase price to the CBB assets acquired and liabilities assumed in the first quarter of 2016. The table below summarizes the allocation of the total consideration of $34.6 million paid on the CBB Acquisition Date.

	Amounts recognized at April 21, 2015 (Provisional)(a)	Measurement Period Adjustments	Amounts recognized at April 21, 2015 (Adjusted)
Total Tangible Net Assets Acquired (b)	$3.9	$(1.6)	$2.3
Purchased Intangible Assets (c)	11.9	0.2	12.1
Goodwill	18.8	0.7	19.5
Total consideration transferred	$34.6	$(0.7)	$33.9

(a) As previously reported in the Company's Form 10-Q for the fiscal period ended June 30, 2015.

(b) Total net assets acquired in the CBB Acquisition are comprised primarily of inventory, trade receivables and accounts payable.

(c) Purchased intangible assets include customer networks which were valued at $7.0 million, distribution rights valued at $3.5 million and trade names valued at $1.6 million, amortized over useful lives of 14, 5 and 8 years, respectively.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. RESTRUCTURING CHARGES
2015 Efficiency Program
In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions, which commenced during 2015 and are planned to occur through 2017, are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the $1.3 million of restructuring and related charges recognized in the first quarter of 2016 for the 2015 Efficiency Program, $0.6 million related to the Consumer segment and $0.6 million related to the Professional segment, with the remaining charges included within unallocated corporate expenses. The Company expects to recognize total restructuring and related charges for the 2015 Efficiency Program of $11.8 million by the end of 2017, of which $7.0 million relates to the Consumer segment, $4.4 million relates to the Professional segment and the remaining charge relates to unallocated corporate expenses.
A summary of the restructuring and related charges incurred through March 31, 2016 in connection with the 2015 Efficiency Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges
Charges incurred through December 31, 2015	$9.4	$0.1	$9.5
Charges incurred in the three months ended March 31, 2016	$1.0	$0.3	$1.3
Cumulative charges incurred through March 31, 2016	$10.4	$0.4	$10.8
Total expected charges	$10.4	$1.4	$11.8
Of the cumulative $10.8 million of restructuring and related charges recognized through the first quarter of 2016 related to the 2015 Efficiency Program, $6.6 million related to the Consumer segment, $3.8 million related to the Professional segment and the remaining charges related to unallocated corporate expenses.
The Company expects that cash payments will total approximately $12 million in connection with the 2015 Efficiency Program, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $0.6 million was paid in the three months ended March 31, 2016 and $2.8 million was paid in 2015. A total of $7.5 million is expected to be paid during the remainder of 2016, with the remaining balance expected to be paid in 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Balance Beginning of Year	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Balance End of Period
2015 Efficiency Program:
Employee severance and other personnel benefits	$6.6	$1.0	$—	$(0.6)	$—	$7.0
Other	0.1	0.3	—	—	—	0.4
Integration Program:(a)
Employee severance and other personnel benefits	0.8	(0.1)	0.1	(0.6)	—	0.2
Other	0.1	—	—	—	—	0.1
December 2013 Program:(b)
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other	—	—	—	—	—	—
Other immaterial actions:
Employee severance and other personnel benefits	2.3	0.1	—	(0.5)	—	1.9
Other	0.7	—	—	—	—	0.7
Total restructuring reserve	$11.8	$1.3	$0.1	$(1.7)	$—	$11.5

(a) Following Products Corporation's October 2013 acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition") the Company implemented actions to integrate Colomer's operations into the Company's business, reduce costs across the Company's businesses and generate synergies and operating efficiencies within the Company's global supply chain, consolidating offices and back office support (all such actions, together, the "Integration Program"). The Integration Program was substantially completed as of December 31, 2015.

(b) In December 2013, the Company announced restructuring actions that primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China (the "December 2013 Program"). The December 2013 Program resulted in the elimination of approximately 1,100 positions in 2014, primarily in China.

As of March 31, 2016, $11.5 million of the restructuring reserve balance was included within accrued expenses and other in the Company's Consolidated Balance Sheet. At December 31, 2015, $11.8 million of the restructuring reserve balance was included within accrued expenses in the Company's Consolidated Balance Sheet.

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing the December 2013 Program, which primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China.
The results of the China discontinued operations are included within Loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended March 31,
	2016	2015
Net sales	$—	$—
Income (loss) from discontinued operations, before taxes	0.4	(0.1)
Provision for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	0.4	(0.1)

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$1.8	$2.0
Trade receivables, net	0.2	0.2
Total current assets	2.0	2.2
Total assets	$2.0	$2.2

Accounts payable	$0.5	$0.7
Accrued expenses and other	3.7	3.6
Total current liabilities	4.2	4.3
Total liabilities	$4.2	$4.3

5. INVENTORIES

	March 31, 2016	December 31, 2015
Raw materials and supplies	$68.3	$58.2
Work-in-process	11.4	8.3
Finished goods	130.1	117.3
	$209.8	$183.8

6. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during the three months ended March 31, 2016:

	Consumer	Professional	Other	Total
Balance at January 1, 2016	$210.1	$240.7	$18.9	$469.7
Foreign currency translation adjustment	—	0.5	(0.5)	—
Balance at March 31, 2016	$210.1	$241.2	$18.4	$469.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$146.5	$(39.3)	$107.2
Customer relationships	119.4	(22.6)	96.8
Patents and Internally-Developed IP	16.9	(4.6)	12.3
Distribution rights	3.4	(0.7)	2.7
Total finite-lived intangible assets	$286.2	$(67.2)	$219.0

Indefinite-lived intangible assets:
Trade Names	$97.6	$—	$97.6
Total indefinite-lived intangible assets	$97.6	$—	$97.6

Total intangible assets	$383.8	$(67.2)	$316.6

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Trademarks and Licenses	$145.0	$(36.0)	$109.0
Customer relationships	118.8	(20.5)	98.3
Patents and Internally-Developed IP	16.8	(4.0)	12.8
Distribution rights	3.5	(0.6)	2.9
Total finite-lived intangible assets	$284.1	$(61.1)	$223.0

Indefinite-lived intangible assets:
Trade Names	$95.0	$—	$95.0
Total indefinite-lived intangible assets	$95.0	$—	$95.0

Total intangible assets	$379.1	$(61.1)	$318.0

Amortization expense for finite-lived intangible assets was $5.9 million and $5.1 million, for the three months ended March 31, 2016 and 2015, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of March 31, 2016:

Estimated Amortization Expense
2016	$17.0
2017	22.5
2018	21.6
2019	19.1
2020	18.4
Thereafter	120.4
Total	$219.0

7. ACCRUED EXPENSES AND OTHER

	March 31,	December 31,
	2016	2015
Sales returns and allowances	$52.4	$61.1
Compensation and related benefits	40.7	75.6
Advertising and promotional costs	45.2	38.4
Taxes	20.9	20.8
Interest	5.1	12.4
Restructuring reserve	11.5	11.8
Other	50.0	52.3
	$225.8	$272.4
8. LONG-TERM DEBT

	March 31, 2016	December 31, 2015
Amended Term Loan Facility: Acquisition Term Loan due 2019, net of discounts and debt issuance costs (a)	$649.5	$662.1
Amended Term Loan Facility: 2011 Term Loan due 2017, net of discounts and debt issuance costs (a)	647.7	658.5
Amended Revolving Credit Facility (b)	—	—
5¾% Senior Notes due 2021, net of debt issuance costs (c)	492.7	492.5
Spanish Government Loan due 2025 (d)	0.6	0.6
	1,790.5	1,813.7
Less current portion (*)	(6.8)	(30.0)
	$1,783.7	$1,783.7

(*) At December 31, 2015, the Company classified $30.0 million as the current portion of long-term debt, which was comprised of a $23.2 million required “excess cash flow” prepayment (as defined under the Amended Term Loan Agreement, as hereinafter defined) paid on February 29, 2016, and the Company’s regularly scheduled $1.7 million quarterly principal amortization payments (after giving effect to such prepayment) due in 2016.
(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s 2015 Form 10-K for certain details regarding Products Corporation's Amended Term Loan Agreement, which facility is comprised of: (i) the term loan due November 19, 2017 in the original aggregate amount of $675.0 million (the "2011 Term Loan"); and (ii) the term loan due October 8, 2019 in the original aggregate amount of $700.0 million (the "Acquisition Term Loan") which, respectively, had

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

$651.4 million and $660.3 million in aggregate principal balance outstanding at March 31, 2016 (together, the "Amended Term Loan Agreement").
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s 2015 Form 10-K for certain details regarding Products Corporation's existing $175.0 million asset-based, multi-currency revolving credit facility (the "Amended Revolving Credit Facility") which matures on the earlier of August 14, 2018 and the date that is 90 days prior to the earliest maturity date of any term loans then outstanding under the Amended Term Loan Agreement, but not earlier than June 16, 2016.
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s 2015 Form 10-K for certain details regarding Products Corporation's 5¾% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding, at March 31, 2016 was $500 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s 2015 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government that matures on June 30, 2025.

2016 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
On February 29, 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under the Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.
Covenants
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of March 31, 2016. At March 31, 2016, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $660.3 million and $651.4 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2016 and December 31, 2015.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of March 31, 2016, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.9	$—	$0.9	$—
Total assets at fair value	$0.9	$—	$0.9	$—
Liabilities:
Derivatives:
FX Contracts(a)	$1.5	$—	$1.5	$—
2013 Interest Rate Swap(b)	8.0	—	8.0	—
Total liabilities at fair value	$9.5	$—	$9.5	$—

As of December 31, 2015, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$2.0	$—	$2.0	$—
Total assets at fair value	$2.0	$—	$2.0	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
2013 Interest Rate Swap(b)	$6.5	$—	$6.5	$—
Total liabilities at fair value	$7.1	$—	$7.1	$—

(a)
The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 10, “Financial Instruments.”

(b)
The fair value of the Company's 2013 Interest Rate Swap (as hereinafter defined) was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 10, “Financial Instruments.”

As of March 31, 2016, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,822.8	$—	$1,822.8	$1,790.5

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2015, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$1,818.0	$—	$1,818.0	$1,813.7
The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issues and maturities.
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.8 million (including amounts available under credit agreements in effect at that time) were maintained at each of March 31, 2016 and December 31, 2015, respectively. Included in these amounts are approximately $7.5 million at each of March 31, 2016 and December 31, 2015, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at March 31, 2016 and December 31, 2015 was $74.1 million and $76.3 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month USD LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the three months ended March 31, 2016, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive Loss. As of March 31, 2016, the balance of deferred net losses on derivatives included in accumulated other comprehensive loss was $4.7 million after-tax. (See "Quantitative Information – Derivative Financial Instruments" below).
The Company expects that $2.5 million of the after-tax deferred net losses related to the 2013 Interest Rate Swap will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings may differ, as LIBOR is subject to change. Realized gains and losses are ultimately determined by actual rates at maturity of the derivative.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.9 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.
Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	March 31, 2016	December 31, 2015	Balance Sheet	March 31, 2016	December 31, 2015
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$4.2	$4.0
	Other assets	—	—	Other long-term liabilities	3.8	2.5
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$0.9	$2.0	Accrued Expenses	$1.5	$0.6

(i) The fair values of the 2013 Interest Rate Swap at March 31, 2016 and December 31, 2015 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at March 31, 2016 and December 31, 2015, respectively.

(ii) The fair values of the FX Contracts at March 31, 2016 and December 31, 2015 were measured based on observable market transactions of spot and forward rates at March 31, 2016 and December 31, 2015, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$(0.9)	$(1.9)

(a)	Net of tax benefit of $0.5 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Income Statement Classification	Amount of Gain (Loss) Recognized in Net Income (Loss)
		Three Months Ended March 31,
		2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(1.1)	$—
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$(0.8)	$0.5

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the first quarter of 2016 and 2015 are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2016	2015	2016	2015
Net periodic benefit (income) costs:
Service cost	$0.1	$0.2	$—	$—
Interest cost	5.2	7.2	0.1	0.1
Expected return on plan assets	(7.8)	(10.1)	—	—
Amortization of actuarial loss	2.1	2.0	—	—
	(0.4)	(0.7)	0.1	0.1
Portion allocated to Revlon Holdings	—	—	—	—
	$(0.4)	$(0.7)	$0.1	$0.1
In the three months ended March 31, 2016, the Company recognized net periodic benefit income of $0.3 million, compared to net periodic benefit income of $0.6 million in the three months ended March 31, 2015, primarily due to the lower expected return on plan assets, partially offset by lower interest and service costs as a result of the Company's adoption of the alternative approach to calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits (the “full yield curve” approach) which was adopted by the Company at December 31, 2015.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended March 31,
	2016	2015
Net periodic benefit (income) costs:
Cost of sales	$(0.8)	$(1.0)
Selling, general and administrative expense	0.5	0.4
	$(0.3)	$(0.6)
The Company expects that it will have net periodic benefit income of approximately $1 million for its pension and other post-retirement benefit plans for all of 2016, compared with net periodic benefit cost of $18.8 million in 2015.
During the first quarter of 2016, $1.7 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2016, the Company expects to contribute approximately $20 million in the aggregate to its pension and other post-retirement benefit plans.
Relevant aspects of the qualified defined benefit pension plans, nonqualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Revlon, Inc.'s 2015 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

12. INCOME TAXES
The provision for income taxes represents federal, foreign, state and local income taxes. The effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, utilization of tax loss carryforwards, foreign earnings taxable in the U.S., non-deductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, foreign, state and local income taxes, tax audit settlements and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition and/or remeasurement of a tax position taken in a prior period are recognized in the quarter in which any such change occurs.
For the first quarter of 2016 and 2015, the Company recorded a provision for income taxes of $5.8 million and $8.7 million, respectively. The $2.9 million decrease in the provision for income taxes was primarily due to the phasing of the annual tax provision in relation to pre-tax income.
The Company's effective tax rate for the three months ended March 31, 2016 was approximately equal to the federal statutory rate of 35% as a result of certain favorable discrete items that were largely offset by the effect of foreign dividends and earnings taxable in the U.S., as well as state and local taxes.
The Company remains subject to examination of its income tax returns in various jurisdictions including, without limitation: Australia, Canada and Spain for tax years ended December 31, 2011 through December 31, 2014 and South Africa, the U.K. and the U.S. (federal) for tax years ended December 31, 2012 through December 31, 2014.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2016 are as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(23.5)	$(217.7)	$(3.8)	$(0.3)	$(245.3)
Currency translation adjustment, net of tax of $0.1 million	$2.7				2.7
Amortization of pension related costs, net of tax of $0.3 million(a)		$1.8			1.8
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax benefit of $0.5 million(b)			$(0.9)		(0.9)
Other comprehensive loss	2.7	1.8	(0.9)	—	3.6
Balance at March 31, 2016	$(20.8)	$(215.9)	$(4.7)	$(0.3)	$(241.7)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)
For the three months ended March 31, 2016, the Company's 2013 Interest Rate Swap was deemed effective and therefore, the changes in fair value related to the 2013 Interest Rate Swap were recorded in other comprehensive income (loss). See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As shown above, comprehensive loss includes changes in the fair value of the 2013 Interest Rate Swap, which qualifies for hedge accounting. A rollforward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of March 31, 2016 are as follows:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	(3.8)
Reclassifications into earnings (net of $0.4 million tax expense)(a)	0.7
Change in fair value (net of $0.9 million tax benefit)	(1.6)
Ending accumulated losses at March 31, 2016	$(4.7)

(a)	Reclassified to interest expense.
There were no amounts reclassified into earnings in the three months ended March 31, 2015.

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
At March 31, 2016, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line under the Natural Honey brand and a hair color line under the Llongueras brand sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition. In October 2015, the Company acquired the U.S. Cutex business and related assets. The results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

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

•
Other - The Other segment primarily includes CBB's operating results and related purchase accounting for the Company's April 2015 CBB Acquisition. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company's consolidated results of operations.

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; and (iii) deferred compensation related to the CBB Acquisition. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in Revlon, Inc.'s 2015 Form 10-K. The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these Consolidated Financial Statements.
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Segment Net Sales:
Consumer	$320.0	$324.3
Professional	115.1	114.2
Other	4.5	—
Total	$439.6	$438.5

Segment Profit:
Consumer	$58.4	$62.2
Professional	25.6	29.2
Other	(0.9)	—
Total	$83.1	$91.4

Reconciliation:
Segment Profit	$83.1	$91.4
Less:
Unallocated corporate expenses	16.5	17.1
Depreciation and amortization	25.9	25.6
Non-cash stock compensation expense	2.2	1.6
Non-Operating items:
Restructuring and related charges	1.3	0.7
Acquisition and integration costs	0.5	1.2
Deferred Compensation related to CBB Acquisition	0.9	—
Operating Income	35.8	45.2
Less:
Interest Expense	21.0	20.0
Amortization of debt issuance costs	1.5	1.4
Foreign currency losses (gains), net	(3.4)	15.9
Miscellaneous, net	0.3	—
Income from continuing operations before income taxes	$16.4	$7.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of March 31, 2016, the Company had operations established in 22 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

	Three Months Ended March 31,
	2016		2015
Geographic area:
Net sales:
United States	$247.7	56%	$244.4	56%
Outside of the United States	191.9	44%	194.1	44%
	$439.6		$438.5

	March 31, 2016		December 31, 2015
Long-lived assets, net:
United States	$849.8	78%	$854.7	79%
Outside of the United States	238.0	22%	232.4	21%
	$1,087.8		$1,087.1

	Three Months Ended March 31,
	2016		2015
Classes of similar products:
Net sales:
Color cosmetics	$224.3	51%	$239.5	55%
Hair care	132.1	30%	126.9	29%
Beauty care and fragrance	83.2	19%	72.1	16%
	$439.6		$438.5

15. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings (loss) per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan using the treasury stock method. At March 31, 2016 and 2015, there were no outstanding stock options under the Company's Stock Plan.
No unvested restricted stock awards were excluded from the computation of diluted earnings (loss) per common share for the three months ended March 31, 2016 and 2015.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Income (loss) from continuing operations, net of taxes	$10.6	$(0.8)
Income (loss) from discontinued operations, net of taxes	0.4	(0.1)
Net income (loss)	$11.0	$(0.9)
Denominator:
Weighted average common shares outstanding – Basic	52,482,413	52,386,223
Effect of dilutive restricted stock	167,350	—
Weighted average common shares outstanding – Diluted	52,649,763	52,386,223
Basic earnings (loss) per common share:
Continuing operations	$0.20	$(0.02)
Discontinued operations	0.01	—
Net income (loss)	$0.21	$(0.02)
Diluted earnings (loss) per common share:
Continuing operations	$0.20	$(0.02)
Discontinued operations	0.01	—
Net income (loss)	$0.21	$(0.02)

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

17. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
As previously disclosed in the Revlon, Inc.'s 2015 Form 10-K, Revlon, Inc., Products Corporation and MacAndrews & Forbes Incorporated (a wholly-owned subsidiary of MacAndrews & Forbes) have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which: (i) MacAndrews & Forbes Incorporated is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
The Company reimburses MacAndrews & Forbes for the allocable costs of the services that MacAndrews & Forbes purchases for or provides to the Company and for the reasonable out-of-pocket expenses that MacAndrews & Forbes incurs in connection with the provision of such services. MacAndrews & Forbes reimburses Products Corporation for the allocable costs of the services that Products Corporation purchases for or provides to MacAndrews & Forbes and for the reasonable out-of-pocket expenses incurred by Products Corporation in connection with the purchase or provision of such services. Each of the Company, on the one hand, and MacAndrews & Forbes Incorporated, on the other, has agreed to indemnify the other party for losses arising out of the

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

services provided by it under the Reimbursement Agreements, other than losses resulting from its willful misconduct or gross negligence.
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
The net activity related to services provided and/or (purchased) under the Reimbursement Agreements during the three months ended March 31, 2016 and 2015 was $1.4 million and $2.3 million, respectively, which primarily includes partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2016 and 2015 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017. As of March 31, 2016 and December 31, 2015, a payable balance of $0.2 million and a receivable balance of $0.1 million, respectively, from MacAndrews & Forbes were included in the Company's Balance Sheets for transactions subject to the Reimbursement Agreements.

Other
During the three months ended March 31, 2016 and 2015, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $13.7 million and $5.3 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2016 and 2015, respectively, for which the Company paid fees of approximately $0.1 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to less than $0.1 million during the three months ended March 31, 2016 and 2015, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

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
The Company operates in three segments: the consumer division (“Consumer”); the professional division (“Professional”); and Other (as described below). The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants, fragrances, skincare and other beauty care products. Effective in the second quarter of 2015, the Company has a third reporting segment, Other, which includes the operating results of certain brands that our chief operating decision maker reviews on a stand-alone basis. The results included within the Other segment include the operating results and purchase accounting for the Company's April 2015 CBB Acquisition. The results included within the Other segment are not material to the Company's consolidated results of operations.
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

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2016 were $439.6 million, an increase of $1.1 million, or 0.3%, compared to $438.5 million in the first quarter of 2015. Excluding the $14.6 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased by $15.7 million, or 3.6%, in the first quarter of 2016, compared to the first quarter of 2015. The increase in consolidated net sales in the first quarter of 2016 was primarily driven by an $8.1 million, or 2.5%, increase in Consumer segment net sales, the inclusion of $4.5 million of net sales as a result of the CBB Acquisition and a $3.1 million, or 2.7%, increase in Professional segment net sales.
Consolidated income from continuing operations, net of taxes, in the first quarter of 2016 was $10.6 million, compared to consolidated loss from continuing operations, net of taxes, of $0.8 million in the first quarter of 2015. The $11.4 million increase in the first quarter of 2016 was primarily due to:

•
$19.3 million of favorable variance in foreign currency (gains) losses, net, as a result of $3.4 million in foreign currency gains recognized during the first quarter of 2016, compared to $15.9 million in foreign currency losses, net, recognized during the first quarter of 2015; and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•	a $2.9 million decrease in the provision for income taxes recognized in the first quarter of 2016, primarily due to the phasing of the annual tax provision in relation to pre-tax income;
with the foregoing partially offset by:

•	$10.5 million of lower gross profit in the three months ended March 31, 2016, primarily due to an $11.6 million increase in cost of sales.

These items are discussed in more detail within "Results of Operations" below.

Recent Events
2016 Debt Related Transaction
On February 29, 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under the Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019. See Note 8, "Long-Term Debt," to the Consolidated Financial Statements in this Form 10-Q for further details.

Operating Segments
The Company primarily operates in three segments: the Consumer segment, the Professional segment and the Other segment:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes a skincare line under the Natural Honey brand and a hair color line under the Llongueras brand sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition. In October 2015, the Company acquired the U.S. Cutex business and related assets. The results of operations relating to the sales of Cutex nail care products are included within the Consumer segment.

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

•
The Other segment primarily includes CBB's operating results and related purchase accounting for the CBB Acquisition. CBB develops, manufactures, markets and distributes fragrances and other beauty products under various celebrity, lifestyle and fashion brands licensed from third parties, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company's consolidated results of operations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations
In the tables below, all amounts are in millions and numbers in parentheses ( ) denote unfavorable variances.
Consolidated Net Sales:
Consolidated net sales in the first quarter of 2016 were $439.6 million, a $1.1 million increase, or 0.3%, compared to $438.5 million in the first quarter of 2015. Excluding the $14.6 million unfavorable impact of foreign currency fluctuations, consolidated net sales increased by $15.7 million, or 3.6%, during the first quarter of 2016. See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; and (iii) deferred compensation related to the CBB Acquisition. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 14, "Segment Data and Related Information" to the Consolidated Financial Statements in this Form 10-Q.

The following tables provide a comparative summary of the Company's segment results for the three months ended March 31, 2016 and 2015:

	Net Sales							Segment Profit
	Three Months Ended March 31,			Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2016		2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$320.0		$324.3	$(4.3)	(1.3)%	$8.1	2.5%	$58.4	$62.2	$(3.8)	(6.1)%	$(2.9)	(4.7)%
Professional	115.1		114.2	0.9	0.8%	3.1	2.7%	25.6	29.2	(3.6)	(12.3)%	(3.7)	(12.7)%
Other	4.5	—	—	4.5	N.M.	4.5	N.M.	(0.9)	—	(0.9)	N.M.	(0.9)	N.M.
Total	$439.6		$438.5	$1.1	0.3%	$15.7	3.6%	$83.1	$91.4	$(8.3)	(9.1)%	$(7.5)	(8.2)%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Consumer segment net sales in the first quarter of 2016 were $320.0 million, a $4.3 million decrease, or 1.3%, compared to $324.3 million in the first quarter of 2015. Excluding the $12.4 million unfavorable impact of foreign currency fluctuations (referred to herein as on an "XFX basis"), total Consumer net sales increased by $8.1 million, or 2.5%, in the first quarter of 2016, compared to the first quarter of 2015, primarily driven by higher net sales of Revlon ColorSilk hair color, Cutex nail products and SinfulColors color cosmetics, as well as higher net sales of Mitchum anti-perspirant deodorant products due to new product innovation. These increases were partially offset by lower net sales of Revlon color cosmetics, mainly as a result of inventory reduction efforts by certain customers in the U.S.
Consumer segment profit in the first quarter of 2016 was $58.4 million, a $3.8 million decrease, or 6.1%, compared to $62.2 million in the first quarter of 2015. Excluding the $0.9 million unfavorable impact of foreign currency fluctuations, Consumer segment profit decreased by $2.9 million, or 4.7%, in the first quarter of 2016, compared to the first quarter of 2015, primarily driven by lower gross profit as a result of the unfavorable impact of product mix and the impact of foreign currency transaction within cost of sales.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Professional Segment
Professional segment net sales in the first quarter of 2016 were $115.1 million, a $0.9 million increase, or 0.8%, compared to $114.2 million in the first quarter of 2015. Excluding the $2.2 million unfavorable impact of foreign currency fluctuations, total Professional net sales increased by $3.1 million in the first quarter of 2016, compared to the first quarter of 2015, primarily as a result of higher net sales of American Crew men's grooming products, Creme of Nature multi-cultural hair products, partially offset by lower net sales within the International region for CND nail products, primarily in Russia.
Professional segment profit in the first quarter of 2016 was $25.6 million, a $3.6 million decrease, or 12.3%, compared to $29.2 million in the first quarter of 2015. Excluding the $0.1 million favorable impact of foreign currency fluctuations, Professional segment profit decreased by $3.7 million in the first quarter of 2016, compared to the first quarter of 2015, primarily due to a $3.0 million gain related to the sale of certain non-core assets that was recognized in the first quarter of 2015.

Geographic Results:
The following tables provide a comparative summary of the Company's net sales by region for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change		XFX Change (a)
	2016	2015	$	%	$	%
Consumer
United States	$200.5	$201.6	$(1.1)	(0.5)%	$(1.1)	(0.5)%
International	119.5	122.7	(3.2)	(2.6)%	9.2	7.5%
Professional
United States	$47.2	$42.8	$4.4	10.3%	$4.4	10.3%
International	67.9	71.4	(3.5)	(4.9)%	(1.3)	(1.8)%
Other
United States	$—	$—	$—	N.M.	$—	N.M.
International	4.5	—	4.5	N.M.	4.5	N.M.
Total Net Sales	$439.6	$438.5	$1.1	0.3%	$15.7	3.6%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment

United States
In the Consumer segment, U.S. net sales in the first quarter of 2016 decreased by $1.1 million, or 0.5%, to $200.5 million, as compared to $201.6 million in the first quarter of 2015, primarily driven by lower net sales of Revlon color cosmetics, primarily as a result of inventory reduction initiatives by certain customers, partially offset by higher net sales of Cutex nail products and SinfulColors color cosmetics.
International
In the Consumer segment, International net sales in the first quarter of 2016 decreased by $3.2 million, or 2.6%, to $119.5 million, as compared to $122.7 million in the first quarter of 2015. Excluding the $12.4 million unfavorable impact of foreign currency fluctuations, International net sales increased by $9.2 million, or 7.5%, in the first quarter of 2016, compared to the first quarter of 2015, primarily driven by higher net sales of Revlon ColorSilk hair color, Revlon color cosmetics, Mitchum anti-perspirant deodorant products and Cutex nail products. From a geographic perspective, the increase in International net sales was mainly driven by higher net sales in Argentina, Canada and the U.K.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Professional Segment

United States
In the Professional segment, U.S. net sales in the first quarter of 2016 increased by $4.4 million, or 10.3%, to $47.2 million, as compared to $42.8 million in the first quarter of 2015, primarily driven by new point-of-sale and merchandising initiatives for Creme of Nature multi-cultural hair products and the launch of the Elvis marketing campaign for American Crew men's grooming products.
International
In the Professional segment, International net sales in the first quarter of 2016 decreased by $3.5 million, or 4.9%, to $67.9 million, as compared to $71.4 million in the first quarter of 2015. Excluding the $2.2 million unfavorable impact of foreign currency fluctuations, International net sales decreased by $1.3 million, or 1.8%, in the first quarter of 2016, compared to the first quarter of 2015, primarily due to lower net sales of CND nail products, primarily in Russia, partially offset by higher net sales of American Crew men's grooming products throughout the International region.

Gross profit:

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
Gross profit	$285.7	$296.2	$(10.5)
Percentage of net sales	65.0%	67.5%	(2.6)%
Gross profit decreased as a percentage of net sales by 2.6 percentage points, decreasing by $10.5 million in the first quarter of 2016, as compared to the first quarter of 2015. The drivers of the decrease in gross profit in the first quarter of 2016, as compared to the first quarter 2015, primarily included:

•	unfavorable foreign currency fluctuations, which decreased gross profit by $12.4 million and decreased gross profit as a percentage of net sales by 1.1 percentage points;

•	unfavorable product mix, which decreased gross profit by $6.8 million and decreased gross profit as a percentage of net sales by 0.6 percentage points;

•	higher promotional allowances, which decreased gross profit by $5.0 million and decreased gross profit as a percentage of net sales by 0.4 percentage points; and

•	higher sales returns and markdowns, which decreased gross profit by $3.3 million and decreased gross profit as a percentage of net sales by 0.3 percentage points;
with the foregoing partially offset by:

•	favorable volume, which increased gross profit by $17.6 million, with no impact on gross profit as a percentage of net sales.

SG&A expenses:

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
SG&A expenses	$248.1	$249.3	$(1.2)

SG&A expenses decreased by $1.2 million in the first quarter of 2016 as compared to the first quarter of 2015, primarily driven by:

•	$7.5 million of favorable impacts due to foreign currency fluctuations in the first quarter 2016; and

•	a $4.1 million decrease in brand support expenses, primarily within the Consumer segment;

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

with the foregoing partially offset by:

•
$9.4 million of higher general and administrative expenses in 2016, primarily due to a $3.0 million gain recognized in the first quarter of 2015 on the sale of certain non-core assets and $2.1 million in expenses in the first quarter of 2016 related to CBB's operations, which business was acquired in April 2015.

Restructuring charges and other, net:

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
Restructuring charges and other, net	$1.3	$0.5	$0.8
Restructuring charges and other, net, for the first quarter of 2016 primarily related to charges for employee-related costs incurred in connection with the 2015 Efficiency Program. Restructuring charges and other, net, for the first quarter of 2015 primarily related to immaterial actions within both the Consumer and Professional segments, consisting primarily of employee-related costs.
The Company expects to achieve approximately $9 million in cost reductions during 2016 from the 2015 Efficiency Program and annualized cost reductions thereafter are expected to be approximately $10 million to $15 million.
See Note 3, "Restructuring Charges" to the Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
Interest expense	$21.0	$20.0	$1.0

The $1.0 million increase in interest expense in the first quarter of 2016, compared to the first quarter of 2015, was primarily due to higher weighted average borrowing rates, partially offset by lower average debt outstanding. The higher weighted average borrowing rates were driven by the impact of the 2013 Interest Rate Swap (as hereinafter defined). The lower average debt outstanding was the result of: (i) regularly scheduled quarterly amortization payments made towards the Acquisition Term Loan through March 31, 2016; and (ii) the excess cash flow prepayment of $23.2 million made in February 2016.

Foreign currency (gains) losses, net:

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
Foreign currency (gains) losses, net	$(3.4)	$15.9	$19.3
Foreign currency gains, net, of $3.4 million during the first quarter of 2016, as compared to the foreign currency losses, net, of $15.9 million during the first quarter of 2015, were primarily driven by:

•	the favorable impact of the revaluation of certain U.S. Dollar and foreign currency denominated intercompany payables during the first quarter of 2016, as compared to the first quarter of 2015; and

•	a $1.9 million foreign currency loss recognized in the first quarter of 2015 as a result of the re-measurement of Revlon Venezuela’s balance sheet from Venezuela's March 2015 currency devaluation.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Provision for income taxes:

	Three Months Ended March 31,		Change
	2016	2015	2016 vs. 2015
Provision for income taxes	$5.8	$8.7	$(2.9)

The provision for income taxes decreased by $2.9 million in the first quarter of 2016, compared to the first quarter of 2015, primarily due to the phasing of the annual tax provision in relation to pre-tax income.
The Company's effective tax rate for the three months ended March 31, 2016 was approximately equal to the federal statutory rate of 35% as a result of certain favorable discrete items that were largely offset by the effect of foreign dividends and earnings taxable in the U.S., as well as state and local taxes.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At March 31, 2016, the Company had a liquidity position of $339.8 million, consisting of $173.6 million of cash and cash equivalents (net of any outstanding checks), as well as $166.2 million in available borrowings under Products Corporation's $175.0 million Amended Revolving Credit Facility, based upon the borrowing base less $8.8 million of undrawn outstanding letters of credit and no other borrowing outstanding under the Amended Revolving Credit Facility at such date.
The Company’s foreign operations held $75.3 million out of the total $173.6 million in cash and cash equivalents (net of any outstanding checks) as of March 31, 2016.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. The Company believes that the cash generated by its domestic operations and availability under the Amended Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At March 31, 2016, the Company had cash and cash equivalents of $182.2 million, compared with $326.9 million at December 31, 2015. The following table summarizes the Company’s cash flows from operating, investing and financing activities for three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(102.4)	$(25.6)
Net cash used in investing activities	(7.0)	(7.9)
Net cash used in financing activities	(36.4)	(25.8)
Effect of exchange rate changes on cash and cash equivalents	1.1	(7.8)

Operating Activities
Net cash used in operating activities was $102.4 million and $25.6 million for the first three months of 2016 and 2015, respectively. The increase in cash used in operating activities in the first three months of 2016, compared to the first three months of 2015, was primarily driven by the phasing of brand support payments and the timing of customer collections.

Investing Activities
Net cash used in investing activities was $7.0 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively, which included $7.4 million and $5.3 million of cash used for capital expenditures, respectively. Net cash used in investing activities during the first quarter of 2015 included a $4.2 million cash payment for a business acquisition, partially offset by $1.6 million in cash proceeds from the sale of certain assets.
Financing Activities
Net cash used in financing activities was $36.4 million and $25.8 million for the three months ended March 31, 2016 and 2015, respectively.
Net cash used in financing activities for the first quarter of 2016 primarily included:

•	a $23.2 million required excess cash flow prepayment made under the Amended Term Loan Facility; and

•	$1.7 million of scheduled amortization payments on the Acquisition Term Loan; and

•	a $10.6 million decrease in short-term borrowings and overdraft.
Net cash used in financing activities for the first quarter of 2015 included:

•	a $24.6 million prepayment made under the Amended Term Loan Facility; and

•	$1.7 million of scheduled amortization payments on the Acquisition Term Loan.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2015 (the "2015 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in Revlon, Inc.'s 2015 Form 10-K.

(a) 2016 Debt Related Transaction
Amended Term Loan Facility - Excess Cash Flow Payment
On February 29, 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 “excess cash flow” as defined under the Amended Term Loan Agreement, in accordance with the terms of its Amended Term Loan Facility. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Acquisition Term Loan reduced Products Corporation's future annual amortization payments under the Acquisition Term Loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019.

(b) Covenants
Amended Credit Agreements
Products Corporation was in compliance with all applicable covenants under the Amended Term Loan Agreement and the Amended Revolving Credit Facility as of March 31, 2016. At March 31, 2016, the aggregate principal amounts outstanding under the Acquisition Term Loan and the 2011 Term Loan were $660.3 million and $651.4 million, respectively, and availability under the $175.0 million Amended Revolving Credit Facility, based upon the calculated borrowing base less $8.8 million of outstanding undrawn letters of credit and nil then drawn on the Amended Revolving Credit Facility, was $166.2 million. There were no borrowings under the Amended Revolving Credit Facility during the first quarter of 2016 and 2015.
Products Corporation was in compliance with all applicable covenants under its 5¾% Senior Notes Indenture as of March 31, 2016 and December 31, 2015.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds available for borrowing under the Amended Revolving Credit Facility and other permitted lines of credit. The Amended Credit Agreements, and the 5¾% Senior Notes Indenture contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories. The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2016 were $1.9 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $20 million in the aggregate for 2016. The Company’s cash taxes paid in the first three months of 2016 were $2.0 million. The Company expects to pay cash taxes of approximately $45 million in the aggregate for 2016. The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2016 were $10.5 million and $7.4 million, respectively. The Company expects purchases of permanent wall displays and capital expenditures to be approximately $50.0 million and $55.0 million, respectively, in the aggregate for 2016. See also Note 2, "Business Combinations," for discussion regarding the utilization of funds related to the Company's April 2015 CBB Acquisition.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition and/or the CBB Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial covenants under the Amended Credit Agreements and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in Revlon, Inc.'s 2015 Form 10-K for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2016, the FX Contracts outstanding had a notional amount of $74.1 million and a net liability fair value of $0.6 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under the Acquisition Term Loan over a period of three years (the "2013 Interest Rate Swap"). The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). For the three months ended March 31, 2016, the 2013 Interest Rate Swap was deemed effective and therefore the changes in fair value related to the 2013 Interest Rate Swap have been recorded in Other Comprehensive (Loss) Income in the Consolidated Financial Statements. The fair value of the Company's 2013 Interest Rate Swap at March 31, 2016 and December 31, 2015 was a liability of $8.0 million and $6.5 million, respectively.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.9 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2016, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Revlon, Inc.'s 2015 Form 10-K.

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

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Discussion of Critical Accounting Policies
For a discussion of the Company's critical accounting policies, see Revlon, Inc.'s 2015 Form 10-K.

Effect of Recently Accounting Pronouncements

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
The qualitative and quantitative information presented in Item 7A of Revlon, Inc.'s 2015 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2015. The following tables present this information as required by Item 7A as of March 31, 2016.

	Expected Maturity Date for the year ended December 31,
	(dollars in millions, except for rate information)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value March 31, 2016
Debt
Short-term variable rate (various currencies)	$9.9						$9.9	$9.9
Average interest rate (a)	3.1%
Short-term fixed rate (third party - EUR)	$1.9						1.9	$1.9
Average interest rate	11.8%
Long-term fixed rate – third party (USD)						$500.0	500.0	$511.3
Average interest rate						5.75%
Long-term fixed rate – third party (EUR)	0.1	$0.1	$0.1	$0.1	$0.1	0.1	0.6	$0.6
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate – third party (USD) (b)	5.1	$658.2	6.8	641.6			1,311.7	$1,310.9
Average interest rate (a)(c)	4.0%	3.3%	4.1%	4.5%
Total debt	$17.0	$658.3	$6.9	$641.7	$0.1	$500.1	$1,824.1	$1,834.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at March 31, 2016.

(b)	Includes total quarterly amortization payments required within each year under the Acquisition Term Loan.

(c)
At March 31, 2016, the Acquisition Term Loan bears interest at the Eurodollar Rate (as defined in the Amended Term Loan Agreement) plus 3.00% per annum (with the Eurodollar Rate not to be less than 1.00%). The 2011 Term Loan bears interest at the Eurodollar Rate plus 2.5% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the Amended Credit Agreements and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of March 31, 2016, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by $9.3 million.
In November 2013, Products Corporation executed the 2013 Interest Rate Swap, which is a forward-starting, floating-to-fixed interest rate swap transaction with a 1.00% floor, based on a notional amount of $400 million in respect of indebtedness under Products Corporation's Acquisition Term Loan over a period of three years. The Company designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under Products Corporation's Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap. Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or 1.00%, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which effectively fixes the interest rate on such notional amount at 5.0709% over the three-year term of the 2013 Interest Rate Swap). The fair value of the Company's 2013 Interest Rate Swap at March 31, 2016 was a liability of $8.0 million.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	Original U.S. Dollar Notional Amount	Contract Value March 31, 2016	Asset (Liability) Fair Value March 31, 2016
Sell British Pound/Buy USD	1.4887	$22.6	$23.4	$0.8
Buy Mexican Peso/Sell USD	0.0570	13.0	13.1	0.1
Sell Canadian Dollars/Buy USD	0.7472	12.9	12.5	(0.4)
Sell Australian Dollars/Buy USD	0.7220	11.9	11.2	(0.7)
Sell Japanese Yen/Buy USD	0.0086	5.3	5.1	(0.2)
Sell South African Rand/Buy USD	0.0632	4.6	4.4	(0.2)
Buy Australian Dollars/Sell NZ dollars	1.0962	3.0	3.0	—
Sell New Zealand Dollars/Buy USD	0.6575	0.8	0.8	—
Total forward contracts		$74.1	$73.5	$(0.6)

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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the three months ended March 31, 2016, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands, (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition and/or the CBB Acquisition and related non-restructuring costs, any of which, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the Amended Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

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

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; (b) that the Company will recognize a total of approximately $11.8 million of restructuring and related charges for the 2015 Efficiency Program by the end of 2017; (c) that cash payments related to the 2015 Efficiency Program will total approximately $12.0 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $7.5 million is expected to be paid in the remainder of 2016, with the remaining balance expected to be paid in 2017; and (d) that approximately $9 million of cost reductions from the 2015 Efficiency Program are expected to benefit 2016 results and that annualized cost reductions thereafter are expected to be approximately $10 million to $15 million by the end of 2018;

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

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs, cash tax payments, pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions (including through licensing transactions, if any); severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting certain territories (including, without limitation, that the Company may also, from time to time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, in privately negotiated transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(xiv)	certain estimates used by management in estimating the fair value of the assets acquired in the CBB Acquisition.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2015 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2016 and 2015 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time to time on such websites shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in Revlon, Inc.'s 2015 Form 10-K for further discussion of risks associated with the Company's business.) In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition and/or the CBB Acquisition, as well as the unavailability of cash on hand and/or funds under the Amended Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

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

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the 2015 Efficiency Program and/or the risk that such program may not satisfy the Company’s objectives;

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

(viii)
higher than expected operating expenses, sales returns, working capital expenses, permanent wall display costs, capital expenditures, debt service payments, cash tax payments, cash pension plan contributions, other post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs, severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, costs related to litigation and/or payments in connection with business and/or brand acquisitions (including through licensing transactions, if any), and discontinuing non-core business lines and/or exiting certain territories;

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

(xii)	unexpected significant variances in the Company's tax provision and effective tax rate;

(xiii)	unexpected effects on the Company’s business, financial condition and/or its results of operations as a result of legal proceedings; and/or

(xiv)	changes in the fair values of CBB's assets due to, among other things, unanticipated future performance of the acquired licenses.

Factors other than those listed above could also cause the Company's results to differ materially from expected results.

REVLON, INC. AND SUBSIDIARIES

Website Availability of Reports and Other Corporate Governance Information
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon, Inc.’s Board of Directors, Revlon, Inc.’s Board Guidelines for Assessing Director Independence and charters for Revlon, Inc.’s Audit Committee and Compensation Committee. Revlon, Inc. maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon, Inc.'s corporate governance materials and certain SEC filings (such as Revlon, Inc.'s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon, Inc.’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon, Inc. posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence, charters for Revlon, Inc.'s Audit Committee and Compensation Committee, as well as Revlon, Inc.'s Code of Conduct and Business Ethics, which includes Revlon, Inc.'s Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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
Item 1A. Risk Factors
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in Revlon, Inc.'s 2015 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Employment Agreement, dated as of March 27, 2016, between the Company and Fabian T. Garcia (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Form 8-K filed with the SEC on March 28, 2016 (the "March 2016 Form 8-K")).

10.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the March 2016 Form 8-K).
10.3	Revlon Amended and Restated Executive Incentive Compensation Plan, dated March 24, 2016 (incorporated by reference to Exhibit 10.3 to the March 2016 Form 8-K).
10.4	Employment Agreement, dated as of April 12, 2016, between the Company and Juan R. Figuereo (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Form 8-K filed with the SEC on April 12, 2016).
10.5
Transition and Separation Agreement and Release dated March 1, 2016 between the Company and Lorenzo Delpani (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Form 8-K filed with the SEC on March 4, 2016).

10.6
Amendment, dated April 21, 2016, to the Transition and Separation Agreement and Release between the Company and Lorenzo Delpani (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Form 8-K filed with the SEC on April 22, 2016).

*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated May 6, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Juan R. Figuereo, Chief Financial Officer, dated May 6, 2016, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated May 6, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Juan R. Figuereo, Chief Financial Officer, dated May 6, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2016

Revlon, Inc.
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Juan R. Figuereo	By: /s/ Siobhan Anderson
Fabian T. Garcia	Juan R. Figuereo	Siobhan Anderson
President,	Executive Vice President and	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations