Form 10-Q
period 2017-06-30
REVLON INC /DE/
filed 2017-08-04
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of June 30, 2017, 52,615,412 shares of Class A Common Stock were outstanding. At such date, 43,109,460 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83.7	$186.8
Trade receivables, less allowance for doubtful accounts of $10.5 and $11.1 as of June 30, 2017 and December 31, 2016, respectively	389.7	423.9
Inventories	518.1	424.6
Prepaid expenses and other	121.6	88.8
Total current assets	1,113.1	1,124.1
Property, plant and equipment, net of accumulated depreciation of $357.2 and $304.7 as of June 30, 2017 and December 31, 2016, respectively	334.4	320.5
Deferred income taxes	188.4	149.7
Goodwill	702.7	689.5
Intangible assets, net of accumulated amortization of $108.7 and $84.8 as of June 30, 2017 and December 31, 2016, respectively	607.6	636.6
Other assets	115.8	103.1
Total assets	$3,062.0	$3,023.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$11.8	$10.8
Current portion of long-term debt	105.5	18.1
Accounts payable	344.6	296.9
Accrued expenses and other	354.8	382.9
Total current liabilities	816.7	708.7
Long-term debt	2,658.3	2,663.1
Long-term pension and other post-retirement plan liabilities	182.8	184.1
Other long-term liabilities	76.6	82.4
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,657,348 and 53,956,073 shares issued as of June 30, 2017 and December 31, 2016, respectively	0.5	0.5
Additional paid-in capital	1,037.6	1,033.2
Treasury stock, at cost: 1,114,528 and 1,024,908 shares of Class A Common Stock as of June 30, 2017 and December 31, 2016, respectively	(21.7)	(19.2)
Accumulated deficit	(1,451.5)	(1,377.6)
Accumulated other comprehensive loss	(237.3)	(251.7)
Total stockholders’ deficiency	(672.4)	(614.8)
Total liabilities and stockholders’ deficiency	$3,062.0	$3,023.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$645.7	$488.9	$1,240.6	$928.5
Cost of sales	268.2	171.5	533.3	325.4
Gross profit	377.5	317.4	707.3	603.1
Selling, general and administrative expenses	359.1	259.0	712.7	507.1
Acquisition and integration costs	10.0	5.5	27.5	6.0
Restructuring charges and other, net	3.7	0.5	4.9	1.8
Operating income (loss)	4.7	52.4	(37.8)	88.2
Other expenses, net:
Interest expense	36.7	20.9	71.7	41.9
Amortization of debt issuance costs	2.3	1.4	4.5	2.9
Foreign currency (gains) losses, net	(9.4)	8.5	(13.7)	5.1
Miscellaneous, net	0.3	0.2	1.5	0.5
Other expenses, net	29.9	31.0	64.0	50.4
(Loss) income from continuing operations before income taxes	(25.2)	21.4	(101.8)	37.8
Provision for (benefit from) income taxes	11.9	10.6	(27.0)	16.4
(Loss) income from continuing operations, net of taxes	(37.1)	10.8	(74.8)	21.4
Income (loss) from discontinued operations, net of taxes	0.6	(2.5)	0.9	(2.1)
Net (loss) income	$(36.5)	$8.3	$(73.9)	$19.3
Other comprehensive income:
Foreign currency translation adjustments, net of tax (a)	1.8	2.6	6.5	5.3
Amortization of pension related costs, net of tax (b)(c)	2.1	2.0	4.1	3.8
Pension curtailment gain, net of tax(d)	—	—	2.6	—
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	0.6	—	1.2	—
Revaluation of derivative financial instruments, net of reclassifications into earnings, net of tax(f)	—	0.2	—	(0.7)
Other comprehensive income, net	4.5	4.8	14.4	8.4
Total comprehensive (loss) income	$(32.0)	$13.1	$(59.5)	$27.7

Basic (loss) earnings per common share:
Continuing operations	$(0.70)	$0.21	$(1.42)	$0.41
Discontinued operations	—	(0.05)	0.01	(0.04)
Net (loss) income	$(0.70)	$0.16	$(1.41)	$0.37

Diluted (loss) earnings per common share:
Continuing operations	$(0.70)	$0.21	$(1.42)	$0.41
Discontinued operations	—	(0.05)	0.01	(0.04)
Net (loss) income	$(0.70)	$0.16	$(1.41)	$0.37

Weighted average number of common shares outstanding:
Basic	53,096,935	52,515,869	52,569,473	52,499,141
Diluted	53,096,935	52,592,368	52,569,473	52,621,066

(a)
Net of tax expense of $0.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

(b)
Net of tax expense of $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.7 million for six months ended June 30, 2017 and 2016, respectively.

(c)
This other comprehensive (loss) income component is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

(d)	Net of tax expense of $0.3 million for the six months ended June 30, 2017, respectively.

(e)	Net of tax benefit of $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

(f)	Net of tax expense (benefit) of $0.1 million and $(0.4) million for the three and six months ended June 30, 2016, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2017	$0.5	$1,033.2	$(19.2)	$(1,377.6)	$(251.7)	$(614.8)
Treasury stock acquired, at cost (a)	—	—	(2.5)	—	—	(2.5)
Stock-based compensation amortization	—	4.4	—	—	—	4.4
Net loss	—	—	—	(73.9)	—	(73.9)
Other comprehensive income, net (b)	—	—	—	—	14.4	14.4
Balance, June 30, 2017	$0.5	$1,037.6	$(21.7)	$(1,451.5)	$(237.3)	$(672.4)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), certain senior executives, in lieu of paying certain withholding taxes on the vesting of restricted stock, authorized the withholding of an aggregate 89,620 shares of Revlon Class A Common Stock during the six months ended June 30, 2017, to satisfy certain minimum statutory tax withholding requirements related to the vesting of such shares. These withheld shares were recorded as treasury stock using the cost method, at a weighted average price per share of $27.67 during the six months ended June 30, 2017, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $2.5 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 3, 2017 (the "2016 Form 10-K") for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2017.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(73.9)	$19.3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	73.8	52.2
Foreign currency (gains) losses from re-measurement	(15.3)	4.2
Amortization of debt discount	0.6	0.7
Stock-based compensation amortization	4.4	3.3
(Benefit from) provision for deferred income taxes	(36.5)	5.5
Amortization of debt issuance costs	4.5	2.9
Loss on sale of certain assets	0.4	0.3
Pension and other post-retirement cost (income)	1.1	(0.3)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	42.4	(24.7)
Increase in inventories	(85.9)	(25.6)
Increase in prepaid expenses and other current assets	(29.0)	(21.2)
Increase (decrease) in accounts payable	47.0	(0.7)
Decrease in accrued expenses and other current liabilities	(42.0)	(43.0)
Pension and other post-retirement plan contributions	(3.9)	(3.6)
Purchases of permanent displays	(26.3)	(17.5)
Other, net	(0.6)	(3.7)
Net cash used in operating activities	(139.2)	(51.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39.6)	(18.6)
Business acquisition, net of acquired cash	—	(29.2)
Proceeds from the sale of certain assets	—	0.4
Net cash used in investing activities	(39.6)	(47.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(6.7)	(8.4)
Net borrowings under the 2016 Revolving Credit Facility	87.5	—
Repayments under the 2016 Term Loan Facility	(9.0)	—
Repayments under the Old Acquisition Term Loan	—	(15.1)
Prepayments under the 2011 Term Loan	—	(11.5)
Payment of financing costs	(0.9)	—
Tax withholdings related to net share settlements of restricted stock units and awards	(2.5)	(2.6)
Treasury stock purchased	—	(2.7)
Other financing activities	(1.0)	(1.6)
Net cash provided by (used in) financing activities	67.4	(41.9)
Effect of exchange rate changes on cash and cash equivalents	8.3	0.1
Net decrease in cash and cash equivalents	(103.1)	(141.1)
Cash and cash equivalents at beginning of period	186.8	326.9
Cash and cash equivalents at end of period	$83.7	$185.8
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$70.5	$41.2
Income taxes, net of refunds	$8.0	$12.9

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
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Revlon's 2016 Form 10-K.
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year.
Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The Company adopted ASU No. 2016-09 beginning on January 1, 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures. The adoption of ASU No. 2016-09 resulted in tax withholdings related to net share settlements of restricted stock units and awards in the amount of $2.6 million, previously reported in the Unaudited Consolidated Statement of Cash Flows for the first six months of 2016 as a component of cash flows from operating activities, to be reclassified as a component of cash flows from financing activities.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt ASU No. 2014-09 either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying it to comparative years’ financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which allows for a deferral of the adoption date for ASU No. 2014-09 until January 1, 2018 while permitting early adoption no earlier than January 1, 2017.

The Company plans to adopt ASU No. 2014-09 on January 1, 2018 and anticipates adopting this standard using the modified retrospective method. The Company is currently in the process of evaluating its revenue streams under the requirements of ASU No. 2014-09 and based on the progress of this examination to date, the Company anticipates that its adoption of ASU No. 2014-09 will not result in any material adjustment to its results of operations and financial condition. The Company is also analyzing ASU No. 2014-09's expanded disclosure requirements, and whether the adoption of ASU No. 2014-09 will require any changes to its accounting policies, processes, systems and/or internal controls.

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
Products Corporation financed the Elizabeth Arden Acquisition with the proceeds from (i) a 7-year $1,800.0 million senior secured term loan facility (the “2016 Term Loan Facility” and such agreement being the “2016 Term Loan Agreement”); (ii) $35.0 million of borrowings under a 5-year $400.0 million senior secured asset-based revolving credit facility (the “2016 Revolving Credit Facility” and such agreement being the “2016 Revolving Credit Agreement” and such facility, together with the 2016 Term Loan Facility, being the “2016 Senior Credit Facilities” and such agreements being the "2016 Credit Agreements"); (iii) $450.0 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”); and (iv) approximately $126.7 million of cash on hand.

Elizabeth Arden's results of operations are included in the Company’s Consolidated Financial Statements commencing on the Elizabeth Arden Acquisition Date.

For the six months ended June 30, 2017 the Company incurred $26.2 million of acquisition and integration costs in the Consolidated Statement of Operations and Comprehensive (Loss) Income, related to the Elizabeth Arden Acquisition, which consist of $0.8 million of acquisition costs and $25.4 million of integration costs. The acquisition costs primarily include legal and consulting fees to complete the Elizabeth Arden Acquisition. The integration costs consist of non-restructuring costs related to integrating Elizabeth Arden's operations into the Company's business.

Purchase Price Allocation
The Company accounted for the Elizabeth Arden Acquisition as a business combination during the third quarter of 2016. The table below summarizes the amounts recognized for assets acquired and liabilities assumed as of the Elizabeth Arden Acquisition Date, as well as adjustments made in the periods after the Elizabeth Arden Acquisition Date to the amounts initially recorded (the "Measurement Period Adjustments"). The effects of these Measurement Period Adjustments have been reflected in the Company's balance sheets as of June 30, 2017 and December 31, 2016, respectively, as each adjustment has been identified.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The total consideration of $1,034.3 million was recorded based on the respective estimated fair values of the net assets acquired on the Elizabeth Arden Acquisition Date with resulting goodwill, as follows:

	Estimated Fair Value as Previously Reported(a)	Measurement Period Adjustments	Estimated Fair Value as Adjusted
Cash	$41.1		$41.1
Accounts Receivable	132.6		132.6
Inventories	323.3		323.3
Prepaid expenses and other current assets	30.7		30.7
Property and equipment	91.2	—	91.2
Deferred taxes, net (b)	68.7	10.0	78.7
Intangible assets(c)	336.8	(15.4)	321.4
Goodwill	221.7	12.3	234.0
Other assets	16.6		16.6
Total assets acquired	$1,262.7	$6.9	$1,269.6
Accounts payable	(116.0)		(116.0)
Accrued expenses (d)	(109.3)	1.7	(107.6)
Other long-term liabilities(e)	(3.1)	(8.6)	(11.7)
Total liabilities acquired	$(228.4)	$(6.9)	$(235.3)
Total consideration transferred	$1,034.3	$—	$1,034.3
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

(c) The Measurement Period Adjustments to intangible assets during the six months ended June 30, 2017 relate to a revised approach in the determination of the fair values for the acquired Elizabeth Arden trade names. During the first quarter of 2017, the Company obtained further clarity into the product portfolio acquired through the Elizabeth Arden Acquisition, identifying that each brand has its own distinct profile, with its own defining attributes, as well as differing expected useful lives, which resulted in this revised approach. The Company valued the acquired trade names within the Elizabeth Arden product portfolio, including Visible Difference, Elizabeth Arden Ceramide, Prevage, Eight Hour Cream, Elizabeth Arden Red Door, Elizabeth Arden Green Tea, and Elizabeth Arden 5th Avenue. The Company determined the fair values of each acquired trade name using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method. The relief-from-royalty method requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names, and discounting them back to the Elizabeth Arden Acquisition Date. The royalty rate used in the valuation of each acquired trade name was based on a consideration of market rates for similar categories of assets.

The difference between the preliminary valuation of the Elizabeth Arden trade name and the sum of the fair values of the individual trade names within the Elizabeth Arden product portfolio resulted in an increase to goodwill of $15.4 million, which was recorded in the fiscal quarter ended March 31, 2017. As a result of this revised approach, the Company recognized amortization expense of approximately $1.8 million in its Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income during the first six months of 2017 related to the amortization of the acquired trade names from the date of acquisition through December 31, 2016.

(d) The Measurement Period Adjustments to accrued expenses during the six months ended June 30, 2017 relate to changes in estimated payments for acquisition related costs.

(e) The Measurement Period Adjustments to other long-term liabilities during the six months ended June 30, 2017 relate to the recognition of the projected benefit obligation of a certain foreign non-qualified benefit plan of Elizabeth Arden.

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
(a) As previously reported in Revlon's 2016 Form 10-K.

(b) The Measurement Period Adjustments to the Elizabeth Arden acquired trade names resulted in a $15.4 million increase to goodwill, which was recorded in the fiscal quarter ended March 31, 2017.

In the fiscal quarter ended March 31, 2017, the Company recorded a $54.8 million deferred tax liability related to the $321.4 million of acquired intangible assets outlined in the above table. This deferred tax liability represents the tax effect of the difference between the $321.4 million estimated assigned fair value of the intangible assets and the $148.6 million tax basis of such assets.

The goodwill and intangible assets acquired in the Elizabeth Arden Acquisition are not expected to be deductible for income tax purposes.

Unaudited Pro Forma Results

The following table presents the Company's pro forma consolidated net sales and income from continuing operations, before income taxes for the three and six months ended June 30, 2016, respectively. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Elizabeth Arden, giving effect to the Elizabeth Arden Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented.

	Unaudited Pro Forma Results
	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Net sales	$681.6	$1,313.1
Loss from continuing operations, before income taxes	(6.0)	(26.0)

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Elizabeth Arden Acquisition:

(i) a $0.8 million and $1.4 million pro forma decrease in depreciation as a result of the preliminary fair value adjustments to property and equipment for the three and six months ended June 30, 2016, respectively;

(ii) a $1.4 million and $2.9 million pro forma increase in amortization expense of acquired finite-lived intangible assets recorded in connection with the Elizabeth Arden Acquisition for the three and six months ended June 30, 2016, respectively; and

(iii) a pro forma increase in interest expense and amortization of debt issuance costs, related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions as summarized in the following table:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2016	June 30, 2016
Interest Expense
Pro forma interest on 2016 Senior Credit Facilities and 6.25% Senior Notes	$27.0	$53.9
Reversal of Elizabeth Arden’s historical interest expense	(6.5)	(13.0)
Company historical interest expense, as reflected in the historical consolidated financial statements	(12.4)	(24.9)
Total Adjustment for Pro Forma Interest Expense	$8.1	$16.0
Debt issuance costs
Pro forma amortization of debt issuance costs	$2.1	$4.0
Company historical amortization of debt issuance costs, as reflected in the historical consolidated financial statements	(1.1)	(2.2)
Reversal of Elizabeth Arden’s historical amortization of debt issuance costs	(0.5)	(0.9)
Total Adjustment for Pro Forma Amortization of Debt Issuance Costs	$0.5	$0.9

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
In connection with implementing the EA Integration Restructuring Program, the Company expects to recognize approximately $65 million to $75 million of total pre-tax restructuring charges (the “EA Integration Restructuring Charges”), consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately$15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the restructuring and related charges incurred through June 30, 2017 in connection with the EA Integration Restructuring Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other	Total Restructuring Charges	Inventory Adjustments (a)	Other Related Charges(b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2016	$31.5	$0.2	$31.7	$0.5	$2.3	$34.5
Charges incurred during the six months ended June 30, 2017	4.7	0.1	4.8	0.2	0.7	5.7
Cumulative charges incurred through June 30, 2017	$36.2	$0.3	$36.5	$0.7	$3.0	$40.2

(a) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b) Other restructuring related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

A summary of the restructuring charges incurred through June 30, 2017 in connection with the EA Integration Restructuring Program by reportable segment is presented in the following table:

	Charges incurred during the six months ended	Cumulative charges incurred through
	June 30, 2017	June 30, 2017
Elizabeth Arden	$0.6	$7.1
Consumer	0.3	4.5
Professional	0.3	5.9
Unallocated Corporate Expenses	3.6	19.0
Total	$4.8	$36.5

The Company expects that cash payments will total $65 million to $75 million in connection with the EA Integration Restructuring Charges, of which $18.2 million was paid in the six months ended June 30, 2017. The remaining balance is expected to be substantially paid by the end of 2020.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The related liability balance and activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2017	(Income) Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at June 30, 2017

EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$31.5	$4.8	$—	$(16.8)	$—	$19.5
Other	3.0	0.9	—	(1.4)	(0.5)	2.0
2015 Efficiency Program:(c)
Employee severance and other personnel benefits	4.5	—	—	(0.8)	(0.1)	3.6
Other	0.2	—	—	—	—	0.2
Other immaterial actions: (b)
Employee severance and other personnel benefits	2.6	0.3	—	(0.5)	—	2.4
Other	1.0	0.4	—	(0.1)	—	1.3
Total restructuring reserve	$42.8	$6.4	$—	$(19.6)	$(0.6)	$29.0

(a) Includes $0.9 million in charges related to inventory adjustments and other restructuring related charges that were reflected within cost of sales and SG&A, respectively, in the Company’s June 30, 2017 Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.

(b) Consists primarily of $0.7 million in charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program").

(c) In September 2015, the Company initiated certain restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions are planned to occur through 2017 and are expected to reduce general and administrative expenses within the Consumer and Professional segments. Of the approximately $12.0 million total expected cash payments related to the 2015 Efficiency Program, $6.9 million was paid through June 30, 2017, with the remaining balance expected to be paid by the end of 2017. A summary of the restructuring and related charges incurred through June 30, 2017 in connection with the 2015 Efficiency Program by reportable segment is presented in the following table:

2015 Efficiency Program cumulative charges incurred through
June 30, 2017
Consumer	$6.4
Professional	3.7
Unallocated Corporate Expenses	0.7
Total	$10.8

At June 30, 2017 and 2016, all of the restructuring reserve balances were included within accrued expenses and other in the Company's Consolidated Balance Sheets.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The results of the China discontinued operations are included within Loss from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	0.6	(2.5)	0.9	(2.1)
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of taxes	0.6	(2.5)	0.9	(2.1)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1.6	$1.7
Trade receivables, net	0.2	0.2
Total current assets	1.8	1.9
Total assets	$1.8	$1.9

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.4	3.3
Total current liabilities	3.9	3.8
Total liabilities	$3.9	$3.8

5. INVENTORIES

	June 30, 2017	December 31, 2016
Raw materials and supplies	$85.5	$72.9
Work-in-process	36.9	33.5
Finished goods	395.7	318.2
	$518.1	$424.6

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during the six months ended June 30, 2017:

	Consumer	Professional	Elizabeth Arden	Other	Total
Balance at January 1, 2017	$227.5	$240.3	$221.7	$—	$689.5
Measurement Period Adjustments(a)	—	—	12.3	—	12.3
Foreign currency translation adjustment	—	0.9	—	—	0.9
Balance at June 30, 2017	$227.5	$241.2	$234.0	$—	$702.7

Cumulative goodwill impairment charges(b)	$(9.7)	$—	$—	$(16.7)	$(26.4)

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

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$268.8	$(61.3)	$207.5	14
Customer relationships	249.5	(38.3)	211.2	13
Patents and Internally-Developed IP	20.7	(7.3)	13.4	7
Distribution rights	31.0	(1.4)	29.6	17
Other	1.3	(0.4)	0.9	2
Total finite-lived intangible assets	$571.3	$(108.7)	$462.6

Indefinite-lived intangible assets:
Trade Names	$145.0	$—	$145.0
Total indefinite-lived intangible assets	$145.0	$—	$145.0

Total intangible assets	$716.3	$(108.7)	$607.6

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$177.9	$(47.9)	$130.0	13
Customer relationships	247.6	(30.1)	217.5	14
Patents and Internally-Developed IP	20.3	(6.1)	14.2	8
Distribution rights	31.0	(0.5)	30.5	18
Other	1.3	(0.2)	1.1	3
Total finite-lived intangible assets	$478.1	$(84.8)	$393.3

Indefinite-lived intangible assets:
Trade Names	$243.3	$—	$243.3
Total indefinite-lived intangible assets	$243.3	$—	$243.3

Total intangible assets	$721.4	$(84.8)	$636.6

Amortization expense for finite-lived intangible assets was $10.3 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for finite-lived intangible assets was $22.2 million and $12.0 million for the six months ended June 30, 2017 and 2016, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of June 30, 2017:

Estimated Amortization Expense
2017	$17.7
2018	39.2
2019	36.6
2020	35.8
2021	34.7
Thereafter	298.6
Total	$462.6

7. ACCRUED EXPENSES AND OTHER

	June 30, 2017	December 31, 2016
Compensation and related benefits	$66.5	$75.8
Advertising and promotional costs	66.0	66.7
Sales returns and allowances	44.0	51.9
Taxes	40.0	39.2
Restructuring reserve	25.1	38.0
Interest	24.1	24.4
Other	89.1	86.9
	$354.8	$382.9

8. LONG-TERM DEBT

	June 30, 2017	December 31, 2016
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (a)	$1,741.7	$1,747.8
2016 Revolving Credit Facility, due 2021 (b)	87.5	—
6.25% Senior Notes due 2024, net of debt issuance costs (c)	439.7	439.1
5.75% Senior Notes due 2021, net of debt issuance costs (d)	494.4	493.8
Spanish Government Loan due 2025 (e)	0.5	0.5
	2,763.8	2,681.2
Less current portion (*)	(105.5)	(18.1)
	$2,658.3	$2,663.1

(*) At June 30, 2017, the Company classified $105.5 million as the current portion of long-term debt, comprised primarily of $87.5 million of borrowings under the 2016 Revolving Credit Facility and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2016, the Company classified $18.1 million as the current portion of long-term debt, comprised primarily of $18.0 million of amortization payments on the 2016 Term Loan Facility.

(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at June 30, 2017 was $1,786.5 million.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 2016 Revolving Credit Facility, which matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million. Total net borrowings under the 2016 Revolving Credit Facility at June 30, 2017 were $87.5 million.
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at June 30, 2017 was $450 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at June 30, 2017 was $500 million.
(e) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government that matures on June 30, 2025.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of June 30, 2017. At June 30, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,786.5 million and $87.5 million, respectively. Availability under the $400.0 million 2016 Revolving Credit Facility at June 30, 2017, based upon the calculated borrowing base of $340.9 million, less $10.0 million of outstanding undrawn letters of credit, less $12.4 million of outstanding checks and less $87.5 million then drawn on the 2016 Revolving Credit Facility, was $231.0 million.
Products Corporation was in compliance with all applicable covenants under the indentures governing Products Corporation's 6.25% Senior Notes and 5.75% Senior Notes (together, the "Senior Notes Indentures") as of June 30, 2017.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of June 30, 2017, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$1.7	$—	$1.7	$—
Total assets at fair value	$1.7	$—	$1.7	$—
Liabilities:
Derivatives:
FX Contracts(a)	$2.5	$—	$2.5	$—
2013 Interest Rate Swap(b)	2.7	—	2.7	—
Total liabilities at fair value	$5.2	$—	$5.2	$—

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

As of June 30, 2017, the fair values and carrying values of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,591.8	$—	$2,591.8	$2,763.8
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

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.0 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at June 30, 2017 and December 31, 2016, respectively. Included in these amounts are approximately $6.8 million and $7.3 million at June 30, 2017 and December 31, 2016, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at June 30, 2017 and December 31, 2016 was $128.1 million and $79.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 term loan, that was incurred in connection with completing the October 2013 acquisition of The Colomer Group (the "Old Acquisition Term Loan"). The 2013 Interest Rate Swap initially had a floor of 1.00% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At June 30, 2017, the fair value of the 2013 Interest Rate Swap was a liability of $2.7 million and the accumulated loss recorded in accumulated other comprehensive loss was $1.8 million, net of tax.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Product's Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, which was the same as the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date, that were previously recorded as a component of accumulated other comprehensive loss, will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap. At June 30, 2017, $3.0 million, or $1.8 million net of tax, remains as a component of accumulated other comprehensive loss related to the 2013 Interest Rate Swap. See "Quantitative Information – Derivative Financial Instruments" below.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company expects that $1.8 million of the deferred net losses, net of taxes, related to the 2013 Interest Rate Swap will be amortized into earnings over the next 12 months.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.7 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments
The effects of the Company’s derivative instruments on its Consolidated Financial Statements were as follows:

(a)	Fair Values of Derivative Financial Instruments in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	June 30, 2017	December 31, 2016	Balance Sheet	June 30, 2017	December 31, 2016
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(ii)	Prepaid expenses and other	$1.7	$2.3	Accrued Expenses	$2.5	$1.1
2013 Interest Rate Swap(i)	Prepaid expenses and other	$—	$—	Accrued expenses and other	$2.7	$3.7
	Other assets	$—	$—	Other long-term liabilities	$—	$1.0

(i) The fair values of the 2013 Interest Rate Swap at June 30, 2017 and December 31, 2016 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at June 30, 2017 and December 31, 2016, respectively.

(ii) The fair values of the FX Contracts at June 30, 2017 and December 31, 2016 were measured based on observable market transactions of spot and forward rates at June 30, 2017 and December 31, 2016, respectively.

(b) Effects of Derivative Financial Instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.6	$0.2	$1.2	$(0.7)
(a) Net of tax expense (benefit) of $0.3 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $(0.4) million for the six months ended June 30, 2017 and 2016, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(1.0)	$(1.1)	$(2.0)	$(2.2)
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$(1.2)	$0.3	$(1.6)	$(0.5)
2013 Interest Rate Swap	Miscellaneous, net	$(0.3)	$—	$(0.1)	$—

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit (income) costs for the Company’s pension and the other post-retirement benefit plans for the second quarter of 2017 and 2016, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2017	2016	2017	2016
Net periodic benefit (income) costs:
Service cost	$0.8	$0.2	$—	$—
Interest cost	5.0	5.1	0.1	0.1
Expected return on plan assets	(7.2)	(7.8)	—	—
Amortization of actuarial loss	2.4	2.3	0.1	0.1
Curtailment gain	—	—	—	—
	1.0	(0.2)	0.2	0.2
Portion allocated to Revlon Holdings	—	(0.1)	—	—
	$1.0	$(0.3)	$0.2	$0.2
In the three months ended June 30, 2017, the Company recognized net periodic cost of $1.2 million, compared to net periodic benefit income of $0.1 million in the three months ended June 30, 2016. The increase in costs was primarily due to lower expected return on plan assets and higher service costs during the three months ended June 30, 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit (income) costs for the Company's pension and other post-retirement benefit plans for the first six months of 2017 and 2016, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2017	2016	2017	2016
Net periodic benefit (income) costs:
Service cost	$1.3	$0.3	$—	$—
Interest cost	9.8	10.3	0.2	0.2
Expected return on plan assets	(14.3)	(15.6)	—	—
Amortization of actuarial loss	4.8	4.4	0.2	0.1
Curtailment gain	(0.8)	—	—	—
	0.8	(0.6)	0.4	0.3
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$0.7	$(0.7)	$0.4	$0.3
In the six months ended June 30, 2017, the Company recognized net periodic benefit cost of $1.1 million, compared to net periodic benefit income of $0.4 million in the six months ended June 30, 2016. The increase in costs was primarily due to lower expected return on plan assets and higher service cost during the six months ended June 30, 2017, partially offset by a curtailment gain resulting from a certain foreign non-qualified benefit plan of Elizabeth Arden.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net periodic benefit (income) costs:
Cost of sales	$2.1	$(0.5)	$1.7	$(1.3)
Selling, general and administrative expense	(0.9)	0.4	(0.6)	0.9
	$1.2	$(0.1)	$1.1	$(0.4)
The Company expects that it will have net periodic benefit cost of approximately $3.0 million for its pension and other post-retirement benefit plans for all of 2017, compared with net periodic benefit income of $0.6 million in 2016.
During the second quarter of 2017, $1.8 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first six months of 2017, $3.5 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2017, the Company expects to contribute approximately $10.0 million in the aggregate to its pension and other post-retirement benefit plans.
Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K.

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
For the second quarter of 2017 and 2016, the Company recorded a provision for income taxes of $11.9 million and $10.6 million, respectively. The $1.3 million increase in the provision for income taxes was primarily due to the level and mix of earnings between jurisdictions.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company recorded a benefit from income taxes of $27.0 million for the first six months of 2017 and a provision for income taxes of $16.4 million for first six months of 2016, respectively. The $43.4 million decrease in the provision for income taxes was primarily due to the pre-tax loss from continuing operations in the first six months of 2017.
The Company's effective tax rate for the three months ended June 30, 2017 was lower than the federal statutory rate of 35% as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S., partially offset by the effect of certain favorable discrete items.
The Company's effective tax rate for the six months ended June 30, 2017 was lower than the federal statutory rate of 35% as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S., and state and local taxes, partially offset by the effect of certain favorable discrete items.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2017 were as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(24.0)	$(224.4)	$(3.0)	$(0.3)	$(251.7)
Currency translation adjustment, net of tax of $1.7 million	6.5	—	—	—	6.5
Amortization of pension related costs, net of tax of $0.9 million(a)	—	4.1	—	—	4.1
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax benefit of $0.7 million(b)	—	—	1.2	—	1.2
Curtailment gain, net of tax of $0.3 million(c)	—	2.6	—	—	2.6
Other comprehensive income	$6.5	$6.7	$1.2	$—	$14.4
Balance at June 30, 2017	$(17.5)	$(217.7)	$(1.8)	$(0.3)	$(237.3)

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap. Following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of June 30, 2017:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2017	$(2.4)
Reclassifications into earnings (net of $0.3 million tax benefit)(a)	0.6
Ending accumulated losses at June 30, 2017	$(1.8)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2016	$(3.0)
Reclassifications into earnings (net of $0.7 million tax benefit)(a)	1.2
Ending accumulated losses at June 30, 2017	$(1.8)

(a)	Reclassified to interest expense.

Following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of June 30, 2016:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2016	$(4.7)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.7
Change in fair value (net of $0.3 million tax benefit)	(0.5)
Ending accumulated losses at June 30, 2016	$(4.5)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	$(3.8)
Reclassifications into earnings (net of $0.8 million tax expense)(a)	1.3
Change in fair value (net of $1.2 million tax benefit)	(2.0)
Ending accumulated losses at June 30, 2016	$(4.5)

(a)	Reclassified to interest expense.

14. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Unaudited Consolidated Financial Statements, and provided in the segment table below, is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As of June 30, 2017, and since the Elizabeth Arden Acquisition Date, the Elizabeth Arden organization has continued to operate and be evaluated on a stand-alone basis.
At June 30, 2017, the Company’s operations are organized into the following reportable segments:

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

•
Other - The Other segment includes the operating results of the CBB business and related purchase accounting for the CBB Acquisition. CBB develops, markets and distributes fragrances and other beauty products under various third party celebrity, lifestyle and fashion brands, principally through department stores and selective distribution in international territories. The results included within the Other segment are not material to the Company’s consolidated results of operations.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for each of the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Net Sales:
Consumer	$335.7	$359.5	$626.1	$679.5
Elizabeth Arden	199.2	—	391.2	—
Professional	105.4	123.3	213.4	238.4
Other	5.4	6.1	9.9	10.6
Total	$645.7	$488.9	$1,240.6	$928.5

Segment Profit:
Consumer	$68.6	$81.0	$101.5	$139.4
Elizabeth Arden	19.6	—	33.9	—
Professional	9.5	24.1	25.6	49.7
Other	(0.2)	0.1	(1.5)	(0.8)
Total	$97.5	$105.2	$159.5	$188.3

Reconciliation:
Segment Profit	$97.5	$105.2	$159.5	$188.3
Less:
Unallocated corporate expenses	36.5	18.4	66.3	34.9
Depreciation and amortization	36.7	26.3	73.8	52.2
Non-cash stock compensation expense	2.7	1.1	4.4	3.3
Non-Operating items:
Restructuring and related charges	4.6	0.5	5.7	1.8
Acquisition and integration costs	10.0	5.5	27.5	6.0
Elizabeth Arden 2016 Business Transformation Program	0.3	—	0.7	—
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	1.2	0.1	17.2	0.1
Deferred compensation related to CBB Acquisition	0.8	0.9	1.7	1.8
Operating income (loss)	4.7	52.4	(37.8)	88.2
Less:
Interest Expense	36.7	20.9	71.7	41.9
Amortization of debt issuance costs	2.3	1.4	4.5	2.9
Foreign currency (gains) losses, net	(9.4)	8.5	(13.7)	5.1
Miscellaneous, net	0.3	0.2	1.5	0.5
(Loss) income from continuing operations before income taxes	$(25.2)	$21.4	$(101.8)	$37.8

As of June 30, 2017, after giving effect to the Elizabeth Arden Acquisition, the Company had operations established in 26 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Geographic area:
Net sales:
United States	$315.6	49%	$267.6	55%	$604.5	49%	$519.2	56%
International	330.1	51%	221.3	45%	636.1	51%	409.3	44%
	$645.7		$488.9		$1,240.6		$928.5

	June 30, 2017		December 31, 2016
Long-lived assets, net:
United States	$1,483.8	84%	$1,494.3	85%
International	276.7	16%	255.4	15%
	$1,760.5		$1,749.7

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Classes of similar products:
Net sales:
Color cosmetics	$246.6	38%	$262.7	54%	$460.3	37%	$486.2	52%
Hair care	131.5	20%	134.7	28%	257.7	21%	266.8	29%
Fragrance	148.9	23%	14.6	3%	290.1	23%	27.1	3%
Beauty care	67.7	10%	74.3	15%	128.7	10%	142.8	15%
Skin care	51.0	8%	2.6	1%	103.8	8%	5.6	1%
	$645.7		$488.9		$1,240.6		$928.5

15. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan using the treasury stock method. For the three and six months ended June 30, 2017, diluted loss per share equals basic loss per share as the assumed vesting of restricted stock would have an anti-dilutive effect. At June 30, 2017 and 2016, there were no outstanding stock options under the Company's Stock Plan.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Following are the components of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
(Loss) income from continuing operations, net of taxes	$(37.1)	$10.8	$(74.8)	$21.4
Income from discontinued operations, net of taxes	0.6	(2.5)	0.9	(2.1)
Net (loss) income	$(36.5)	$8.3	$(73.9)	$19.3
Denominator:
Weighted average common shares outstanding – Basic	53,096,935	52,515,869	52,569,473	52,499,141
Effect of dilutive restricted stock	—	76,499	—	121,925
Weighted average common shares outstanding – Diluted	53,096,935	52,592,368	52,569,473	52,621,066
Basic (loss) earnings per common share:
Continuing operations	$(0.70)	$0.21	$(1.42)	$0.41
Discontinued operations	—	(0.05)	0.01	(0.04)
Net (loss) income	$(0.70)	$0.16	$(1.41)	$0.37
Diluted (loss) earnings per common share:
Continuing operations	$(0.70)	$0.21	$(1.42)	$0.41
Discontinued operations	—	(0.05)	0.01	(0.04)
Net (loss) income	$(0.70)	$0.16	$(1.41)	$0.37

Unvested restricted stock awards under the Stock Plan (a)	—	—	43,120	—
(a) These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Elizabeth Arden Merger Agreement or the Merger may be filed in the future. The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss is expected to be held sometime in later summer 2017.
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
The net activity related to services purchased under the Reimbursement Agreements during the six months ended June 30, 2017 and 2016 was $4.0 million and $1.4 million, respectively, which primarily included partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2017 and 2016 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017 (which insurance coverage was renewed in January 2017 through January 2020). As of June 30, 2017 and December 31, 2016, a payable balance of $0.1 million and $0.2 million, respectively, from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Other
During the six months ended June 30, 2017 and 2016, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $18.5 million and $24.8 million of coupon redemptions for the Company's retail customers for the six months ended June 30, 2017 and 2016, respectively, for which the Company paid fees of approximately $0.2 million during each of the six months ended June 30, 2017 and 2016, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.2 million during each of the six months ended June 30, 2017 and 2016, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

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
Changes in consumer shopping patterns for beauty products in which consumers have continued to increasingly engage with beauty brands through e-commerce and other social media channels have resulted in slower retail traffic in brick-and-mortar stores in the mass retail channel in North America. This shift in consumer behavior has resulted in continuing declines in the brick-and-mortar retail channel that the Company expects will persist over time. To address the pace and impact of this new commercial landscape, the Company has shifted some of its brand marketing spend toward enhancing its e-commerce and social media capabilities to ensure that consumers have real-time access to our brands wherever and however they shop for beauty and facilitate increased penetration of e-commerce and social media channels.
The Company believes that its renewed focus on e-commerce and its evolving marketing and sales initiatives will support the foundation for driving a successful long-term omni-channel strategy and significantly increase its e-commerce penetration. In July 2017, the Company appointed Grey as its new global creative agency of record to provide integrated communications services, including traditional and digital advertising and promotion and activation marketing for the Company’s brands, including Revlon, Elizabeth Arden, Almay, CND, Cutex, and SinfulColors, along with many of its key fragrance brands, including Charlie,

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Britney Spears, Curve, Tapout and Elizabeth Taylor. While executing these strategic initiatives may increase the Company’s expenses and debt, they are expected to have a long-term positive impact on the Company’s overall revenues and profitability.

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2017 were $645.7 million, a $156.8 million increase, or 32.1%, as compared to $488.9 million in the second quarter of 2016. Excluding the $5.4 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales increased by $162.2 million, or 33.2%, during the second quarter of 2017. The XFX increase in the second quarter of 2017 was primarily driven by the inclusion of $199.2 million of net sales as a result of the Elizabeth Arden Acquisition; partially offset by a $20.3 million, or 5.6%, decrease in Consumer segment net sales and a $16.7 million, or 13.5%, decrease in Professional segment net sales.
Consolidated net sales in the first six months of 2017 were $1,240.6 million, a $312.1 million increase, or 33.6%, as compared to $928.5 million in the first six months of 2016. Excluding the $8.1 million unfavorable FX impact, consolidated net sales increased by $320.2 million, or 34.5%, during the first six months of 2017. The XFX increase in the first six months of 2017 was primarily driven by the inclusion of $391.2 million of net sales as a result of the Elizabeth Arden Acquisition; partially offset by a $49.4 million, or 7.3%, decrease in Consumer segment net sales and a $22.3 million, or 9.4%, decrease in Professional segment net sales.

Consolidated loss from continuing operations, net of taxes, in the second quarter of 2017 was $37.1 million, compared to consolidated income from continuing operations of $10.8 million, net of taxes, in the second quarter of 2016. The $47.9 million decrease in consolidated income from continuing operations, net of taxes, in the second quarter of 2017 was primarily due to:

•	$100.1 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses of the Elizabeth Arden segment;

•
a $15.8 million increase in interest expense incurred during the second quarter of 2017 primarily as a result of the debt-related transactions completed during 2016 in connection with financing the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility; and

•	$4.5 million increase in acquisition and integration costs related to the Elizabeth Arden Acquisition;
with the foregoing partially offset by:

•
$60.1 million of higher gross profit in the second quarter of 2017, primarily due to the inclusion of gross profit from the Elizabeth Arden segment, partially offset by lower gross profit within the Consumer and Professional segments; and

•
$17.9 million of favorable variance in foreign currency gains, resulting from $9.4 million in foreign currency gains during the second quarter of 2017, as compared to $8.5 million of foreign currency losses during the second quarter of 2016.

Consolidated loss from continuing operations, net of taxes, in the first six months of 2017 was $74.8 million, compared to consolidated income from continuing operations of $21.4 million, net of taxes, in the first six months of 2016. The $96.2 million decrease in consolidated income from continuing operations, net of taxes, in the first six months of 2017 was primarily due to:

•	$205.6 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses of the Elizabeth Arden segment;

•
a $29.8 million increase in interest expense incurred during the first six months of 2017, primarily as a result of the debt-related transactions completed during 2016 in connection with financing the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility; and

•	a $21.5 million increase in acquisition and integration costs, primarily related to the Elizabeth Arden Acquisition;
with the foregoing partially offset by:

•
$104.2 million of higher gross profit in the first six months of 2017, primarily due to the inclusion of gross profit from the Elizabeth Arden segment, partially offset by lower gross profit within the Consumer and Professional segments;

•	a $43.4 million decrease in the provision for income taxes, primarily due to the pretax loss from continuing operations in the first six months of 2017; and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
$18.8 million of favorable variance in foreign currency gains, resulting from $13.7 million in foreign currency gains during the first six months of 2017, as compared to $5.1 million of foreign currency losses during the first six months of 2016.

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

•
The Other segment primarily includes the operating results of the CBBeauty Group and certain of its related entities, which the Company acquired in April 2015 (collectively "CBB" and such transaction, the "CBB Acquisition"). CBB develops, markets and distributes fragrances and other beauty products under various third party celebrity, lifestyle and fashion brands, principally through department stores and selective distribution in international territories.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations

Consolidated Net Sales:

Second quarter results:
Consolidated net sales in the second quarter of 2017 were $645.7 million, a $156.8 million increase, or 32.1%, as compared to $488.9 million in the second quarter of 2016. Excluding the $5.4 million unfavorable FX impact, consolidated net sales increased by $162.2 million, or 33.2%, during the second quarter of 2017. The XFX increase in the second quarter of 2017 was primarily driven by the inclusion of $199.2 million of net sales as a result of the Elizabeth Arden Acquisition; partially offset by a $20.3 million, or 5.6%, decrease in Consumer segment net sales and a $16.7 million, or 13.5%, decrease in Professional segment net sales.
Year-to-date results:
Consolidated net sales in the first six months of 2017 were $1,240.6 million, a $312.1 million increase, or 33.6%, as compared to $928.5 million in the first six months of 2016. Excluding the $8.1 million unfavorable FX impact, consolidated net sales increased by $320.2 million, or 34.5%, during the first six months of 2017. The XFX increase in the first six months of 2017 was primarily driven by the inclusion of $391.2 million of net sales as a result of the Elizabeth Arden Acquisition; partially offset by a $49.4 million, or 7.3%, decrease in Consumer segment net sales and a $22.3 million, or 9.4%, decrease in Professional segment net sales.
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
The following tables provide a comparative summary of the Company's segment results for the three months ended June 30, 2017 and 2016:

	Net Sales						Segment Profit
	Three Months Ended June 30,		Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2017	2016	$	%	$	%	2017	2016	$	%	$	%
Consumer	$335.7	$359.5	$(23.8)	(6.6)%	$(20.3)	(5.6)%	$68.6	$81.0	$(12.4)	(15.3)%	$(11.5)	(14.2)%
Elizabeth Arden	199.2	—	199.2	N.M.	199.2	N.M.	19.6	—	19.6	N.M.	19.6	N.M.
Professional	105.4	123.3	(17.9)	(14.5)%	(16.7)	(13.5)%	9.5	24.1	(14.6)	(60.6)%	(14.8)	(61.4)%
Other	5.4	6.1	(0.7)	(11.5)%	—	—%	(0.2)	0.1	(0.3)	(300.0)%	(0.4)	(400.0)%
Total	$645.7	$488.9	$156.8	32.1%	$162.2	33.2%	$97.5	$105.2	$(7.7)	(7.3)%	$(7.1)	(6.7)%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The following tables provide a comparative summary of the Company's segment results for the six months ended June 30, 2017 and 2016:

	Net Sales						Segment Profit
	Six Months Ended June 30,		Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2017	2016	$	%	$	%	2017	2016	$	%	$	%
Consumer	$626.1	$679.5	$(53.4)	(7.9)%	$(49.4)	(7.3)%	$101.5	$139.4	$(37.9)	(27.2)%	$(37.3)	(26.8)%
Elizabeth Arden	391.2	—	391.2	N.M.	391.2	N.M.	33.9	—	33.9	N.M.	33.9	N.M.
Professional	213.4	238.4	(25.0)	(10.5)%	(22.3)	(9.4)%	25.6	49.7	(24.1)	(48.5)%	(24.3)	(48.9)%
Other	9.9	10.6	(0.7)	(6.6)%	0.7	6.6%	(1.5)	(0.8)	(0.7)	(87.5)%	(1.0)	(125.0)%
Total	$1,240.6	$928.5	$312.1	33.6%	$320.2	34.5%	$159.5	$188.3	$(28.8)	(15.3)%	$(28.7)	(15.2)%
(a) XFX excludes the impact of foreign currency fluctuations.

Consumer Segment
Second quarter results:
Consumer segment net sales in the second quarter of 2017 were $335.7 million, a $23.8 million or 6.6% decrease, compared to $359.5 million in the second quarter of 2016. Excluding the $3.5 million unfavorable FX impact, total Consumer net sales in the second quarter of 2017 decreased by $20.3 million, or 5.6%, compared to the second quarter of 2016. This decrease was primarily driven by continuing consumption declines in core beauty categories in the mass retail channel in North America, which had a negative impact on net sales of Almay color cosmetics, SinfulColors color cosmetics and, to a certain extent, Revlon color cosmetics. The decline in Almay color cosmetics was also unfavorably impacted by higher sales return accruals as a result of the anticipated relaunch of the brand. SinfulColors color cosmetics experienced declines as a result of cycling against new product launches in 2016, without a comparable launch in 2017. The decline in net sales of Revlon color cosmetics in North America was more than offset by the brand’s robust sales growth internationally.
Consumer segment profit in the second quarter of 2017 was $68.6 million, a $12.4 million, or 15.3%, decrease, as compared to $81.0 million in the second quarter of 2016. Excluding the $0.9 million unfavorable FX impact, Consumer segment profit in the second quarter of 2017 decreased by $11.5 million, or 14.2%, compared to the second quarter of 2016. This decrease was primarily driven by lower gross profit as a result of the net sales declines in North America, partially offset by lower brand support expenses.

Year-to-date results:
Consumer segment net sales in the first six months of 2017 were $626.1 million, a $53.4 million or 7.9% decrease, compared to $679.5 million in the first six months of 2016. Excluding the $4.0 million unfavorable FX impact, total Consumer net sales in the first six months of 2017 decreased by $49.4 million, or 7.3%, compared to the first six months of 2016. This decrease was primarily driven by continuing consumption declines in core beauty categories in the mass retail channel in North America, which had a negative impact on net sales of Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products. Net sales in the first six months of 2017 declined for both SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products as a result of new product launches in 2016, without comparable launches in 2017. Net sales of Revlon beauty tools also declined in the first six months of 2017, compared to the first six months of 2016. Revlon color cosmetics strong sales growth internationally more than offset the brand's continued declines in the North America mass channel.
Consumer segment profit in the first six months of 2017 was $101.5 million, a $37.9 million, or 27.2%, decrease, as compared to $139.4 million in the first six months of 2016. Excluding the $0.6 million unfavorable FX impact, Consumer segment profit in the first six months of 2017 decreased by $37.3 million, or 26.8%, compared to the first six months of 2016. This decrease was primarily driven by lower gross profit as a result of the net sales declines, partially offset by lower brand support expenses.

Elizabeth Arden Segment

Second quarter and Year-to-date results:

The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on September 7, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the three and six months ended June 30, 2017 is not included in this Form 10-Q, as the Company does not have any comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment

Second quarter results:
Professional segment net sales in the second quarter of 2017 were $105.4 million, a $17.9 million or 14.5% decrease, as compared to $123.3 million in the second quarter of 2016. Excluding the $1.2 million unfavorable FX impact, total Professional segment net sales in the second quarter of 2017 decreased by $16.7 million, or 13.5%, as compared to the second quarter of 2016. This decrease was driven primarily by continued net sales declines of CND nail products, as a result of declines in consumption and price erosion in the nail salon category, and lower net sales of American Crew men's grooming products due to inventory destocking.
Professional segment profit in the second quarter of 2017 was $9.5 million, a $14.6 million or 60.6% decrease, as compared to $24.1 million in the second quarter of 2016. This decrease was primarily driven by lower net sales.

Year-to-date results:
Professional segment net sales in the first six months of 2017 were $213.4 million, a $25.0 million or 10.5% decrease, as compared to $238.4 million in the first six months of 2016. Excluding the $2.7 million unfavorable FX impact, total Professional segment net sales in the first six months of 2017 decreased by $22.3 million, or 9.4%, as compared to the first six months of 2016. This decrease was driven primarily by continued net sales declines of CND nail products and lower net sales of American Crew men's grooming products.
Professional segment profit in the first six months of 2017 was $25.6 million, a $24.1 million or 48.5% decrease, as compared to $49.7 million in the first six months of 2016, primarily driven by lower net sales.

Geographic Results:
In connection with changes that the organization made to its management reporting structure following the Elizabeth Arden Acquisition, beginning with the third quarter of 2016, the Company has combined its former U.S., Canada and Puerto Rico operating regions into the North America region for reporting purposes. The Company has modified its net sales discussion to conform to management's procedures for reviewing the business, and, accordingly, the amounts for the three and six months ended June 30, 2016 have been restated to conform to this presentation.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The following tables provide a comparative summary of the Company's net sales by region for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		XFX Change (a)
	2017	2016	$	%	$	%
Consumer
North America	$202.0	$232.5	$(30.5)	(13.1)%	$(29.9)	(12.9)%
International	133.7	127.0	6.7	5.3%	9.6	7.6%
Elizabeth Arden
North America	$95.7	$—	$95.7	N.M.	$95.7	N.M.
International	103.5	—	103.5	N.M.	103.5	N.M.
Professional
North America	$39.9	$54.2	$(14.3)	(26.4)%	$(14.1)	(26.0)%
International	65.5	69.1	(3.6)	(5.2)%	(2.6)	(3.8)%
Other
North America	$—	$—	$—	N.M.	$—	N.M.
International	5.4	6.1	(0.7)	(11.5)%	—	—%
Total Net Sales	$645.7	$488.9	$156.8	32.1%	$162.2	34.5%
(a) XFX excludes the impact of foreign currency fluctuations.

The following tables provide a comparative summary of the Company's net sales by region for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Change		XFX Change (a)
	2017	2016	$	%	$	%
Consumer
North America	$377.3	$445.9	$(68.6)	(15.4)%	$(68.4)	(15.3)%
International	248.8	233.6	15.2	6.5%	19.0	8.1%
Elizabeth Arden
North America	$195.8	$—	$195.8	N.M.	$195.8	N.M.
International	195.4	—	195.4	N.M.	195.4	N.M.
Professional
North America	$87.3	$110.9	$(23.6)	(21.3)%	$(23.6)	(21.3)%
International	126.1	127.5	(1.4)	(1.1)%	1.3	1.0%
Other
North America	$—	$—	$—	N.M.	$—	—%
International	9.9	10.6	(0.7)	(6.6)%	0.7	6.6%
Total Net Sales	$1,240.6	$928.5	$312.1	33.6%	$320.2	34.5%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consumer Segment
Second quarter results:
North America
In North America, Consumer segment net sales in the second quarter of 2017 decreased by $30.5 million, or 13.1%, to $202.0 million, as compared to $232.5 million in the second quarter of 2016. Excluding the $0.6 million unfavorable FX impact, Consumer segment net sales in North America in the second quarter of 2017 decreased by $29.9 million, or 12.9%, as compared to the second quarter of 2016. This decrease was primarily due to declines in the U.S. mass retail channel driven by continuing declines in consumption across several beauty categories. Net sales of Almay color cosmetics, SinfulColors color cosmetics and Revlon color cosmetics all declined in the second quarter of 2017, compared to the second quarter of 2016. These decreases were partially offset by higher net sales of Revlon ColorSilk hair color.

International
Internationally, Consumer segment net sales in the second quarter of 2017 increased by $6.7 million, or 5.3%, to $133.7 million, as compared to $127.0 million in the second quarter of 2016. Excluding the $2.9 million unfavorable FX impact, Consumer segment International net sales in the second quarter of 2017 increased by $9.6 million, or 7.6%, as compared to the second quarter of 2016. This increase was driven primarily by higher net sales of Revlon color cosmetics in certain distributor territories, including Germany and Austria.

Year-to-date results:
North America
In North America, Consumer segment net sales in the first six months of 2017 decreased by $68.6 million, or 15.4%, to $377.3 million, as compared to $445.9 million in the first six months of 2016. Excluding the $0.2 million unfavorable FX impact, Consumer segment net sales in North America in the first six months of 2017 decreased by $68.4 million, or 15.3%, as compared to the first six months of 2016. This decrease was primarily due to declines in the U.S. mass retail channel driven by continuing declines in consumption across several beauty categories. The net sales of Almay color cosmetics, Revlon color cosmetics and SinfulColors color cosmetics all declined in the first six months of 2017 compared to the first six months of 2016. These decreases were partially offset by higher net sales of Revlon ColorSilk hair color.

International
Internationally, Consumer segment net sales in the first six months of 2017 increased by $15.2 million, or 6.5%, to $248.8 million, as compared to $233.6 million in the first six months of 2016. Excluding the $3.8 million unfavorable FX impact, Consumer segment International net sales in the first six months of 2017 increased by $19.0 million, or 8.1%, as compared to the first six months of 2016. This increase was driven by higher net sales of Revlon color cosmetics and the expansion of the Cutex nail care product line. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in certain distributor territories, such as Japan, Hong Kong and Australia.

Elizabeth Arden Segment
Second quarter and Year-to-date results:
The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on September 7, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the three and six months ended June 30, 2017 is not included in this Form 10-Q, as the Company does not have any comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment
Second quarter results:
North America
In North America, Professional segment net sales in the second quarter of 2017 decreased by $14.3 million, or 26.4%, to $39.9 million, as compared to $54.2 million in the second quarter of 2016. Excluding the $0.2 million unfavorable FX impact, Professional segment net sales in North America in the second quarter of 2017 decreased by $14.1 million, or 26.0%, as compared to the second

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

quarter of 2016. This decrease was primarily driven by continuing declines in consumption and price erosion in the nail salon category, which had a negative impact on net sales of CND nail products, as well as inventory destocking, which resulted in net sales declines of American Crew men's grooming products.

International

Internationally, Professional segment net sales in the second quarter of 2017 decreased by $3.6 million, or 5.2%, to $65.5 million, as compared to $69.1 million in the second quarter of 2016. Excluding the $1.0 million unfavorable FX impact, Professional segment International net sales decreased by $2.6 million, or 3.8%, in the second quarter of 2017, as compared to the second quarter of 2016. This decrease was primarily due to lower sales of CND nail products throughout the International region.

Year-to-date results:
North America
In North America, Professional segment net sales in the first six months of 2017 decreased by $23.6 million, or 21.3%, to $87.3 million, as compared to $110.9 million in the first six months of 2016. This decrease was primarily driven by continuing declines in net sales of CND nail products and declines in net sales of American Crew men's grooming products.

International

Internationally, Professional segment net sales in the first six months of 2017 decreased by $1.4 million, or 1.1%, to $126.1 million, as compared to $127.5 million in the first six months of 2016. Excluding the $2.7 million unfavorable FX impact, Professional segment International net sales increased by $1.3 million, or 1.0%, in the first six months of 2017, as compared to the first six months of 2016. This increase was primarily due to higher net sales of Revlon Professional hair products and American Crew men's grooming products. The increase was partially offset by lower net sales of CND nail products. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in Italy, France, Russia and Mexico.

Gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Gross profit	$377.5	$317.4	$60.1	$707.3	$603.1	$104.2
Percentage of net sales	58.5%	64.9%	(6.4)%	57.0%	65.0%	(7.9)%
Gross profit increased by $60.1 million in the second quarter of 2017, as compared to the second quarter of 2016. Gross profit decreased as a percentage of net sales in the second quarter of 2017 by 6.4 percentage points, as compared to the second quarter of 2016. The drivers of the decrease in gross profit as a percentage of net sales in the second quarter of 2017, as compared to the second quarter of 2016, primarily included:

•	higher sales allowances, which decreased gross profit by 2.2 percentage points;

•	the inclusion of gross profit from the Elizabeth Arden Acquisition, which decreased gross profit by 2.0 percentage points;

•	the unfavorable impact of less overhead absorption during the second quarter of 2017, which decreased gross profit by 1.1 percentage points;

•	unfavorable increases in inventory obsolescence reserves, primarily within the Professional segment, which decreased gross profit by 0.4 percentage points; and

•	unfavorable product mix, which decreased gross profit by 0.2 percentage points.

Unfavorable volume decreased gross profit by $22.2 million with no impact on gross profit as a percentage of net sales.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gross profit increased by $104.2 million in the first six months of 2017, as compared to the first six months of 2016. Gross profit decreased as a percentage of net sales in the first six months of 2017 by 7.9 percentage points, as compared to the first six months of 2016. The drivers of the decrease in gross profit as a percentage of net sales in the first six months of 2017, as compared to the first six months of 2016, primarily included:

•	higher sales allowances, which decreased gross profit by 2.7 percentage points;

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, which reduced gross profit by 2.5 percentage points;

•	the unfavorable impact of less overhead absorption during the second quarter of 2017, which decreased gross profit by 0.9 percentage points;

•	unfavorable increases in inventory obsolescence reserves, primarily within the Professional segment, which decreased gross profit by 0.6 percentage points; and

•	the inclusion of gross profit from the Elizabeth Arden Acquisition, which decreased gross profit by 0.5 percentage points.

Unfavorable volume decreased gross profit by $38 million with no impact on gross profit as a percentage of net sales.

SG&A expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
SG&A expenses	$359.1	$259.0	$100.1	$712.7	$507.1	$205.6
SG&A expenses increased by $100.1 million in the second quarter of 2017, as compared to the second quarter of 2016, primarily driven by:

•	the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, which contributed $111.4 million to the increase in SG&A expenses;
with the foregoing partially offset by:

•	a $14.3 million decrease in brand support expenses, primarily within the Consumer segment, due to the decline in net sales.

SG&A expenses increased by $205.6 million in the first six months of 2017, as compared to the first six months of 2016, primarily driven by:

•	the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, which contributed $223.9 million to the increase in SG&A expenses;
with the foregoing partially offset by:

•	a $19.4 million decrease in brand support expenses, primarily within the Consumer segment, due to the decline in net sales.

Acquisition and Integration Costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Acquisition Costs	$1.4	$5.5	$(4.1)	$2.0	$6.0	$(4.0)
Integration Costs	8.6	—	8.6	25.5	—	25.5
Total acquisition and integration costs	$10.0	$5.5	$4.5	$27.5	$6.0	$21.5
The Company incurred $10.0 million of acquisition and integration costs in the second quarter of 2017, consisting primarily of $1.4 million of acquisition costs and $8.6 million of integration costs related principally to the integration of Elizabeth Arden. The acquisition costs primarily include legal fees directly attributable to the Elizabeth Arden Acquisition. The integration costs

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

consist of non-restructuring costs related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee related costs.
Acquisition costs in the second quarter of 2016 primarily included acquisition-related transition service fees.
The Company incurred $27.5 million of acquisition and integration costs in the first six months of 2017, consisting primarily of $2.0 million of acquisition costs and $25.5 million of integration costs related principally to the integration of Elizabeth Arden. The acquisition costs primarily include legal fees directly attributable to the Elizabeth Arden Acquisition. The integration costs consist of non-restructuring costs related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee related costs.
Acquisition costs in the first six months of 2016 primarily included acquisition-related transition service fees.

Restructuring charges and other, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Restructuring charges and other, net	$3.7	$0.5	$3.2	$4.9	$1.8	$3.1

EA Integration Restructuring Program
During the second quarter of 2017, the Company recorded charges totaling $4.6 million related to restructuring and related actions under the EA Integration Restructuring Program. Of this $4.6 million: (a) charges of $3.6 million were recorded in restructuring charges; (b) charges of $0.8 million were recorded in SG&A expenses; and (c) charges of $0.2 million were recorded in cost of sales.

During the first six months of 2017, the Company recorded charges totaling $5.7 million related to restructuring and related actions under the EA Integration Restructuring Program. Of this $5.7 million: (a) charges of $4.8 million were recorded in restructuring charges; (b) net charges of $0.7 million were recorded in SG&A expenses; and (c) charges of $0.2 million were recorded in cost of sales.

The Company expects approximately $50 million to $60 million of synergies and cost reductions to benefit 2017 from the EA Integration Restructuring Program and annualized synergies and cost reductions of approximately $190 million to be achieved over a multi-year period. During the three and six months ended June 30, 2017, the Company realized approximately $15 million and $24 million, respectively, of these synergies and cost-reductions, which primarily benefited the Elizabeth Arden segment results and reduced the Company’s corporate-level SG&A expenses.

2015 Efficiency Program

During the three and six months ended June 30, 2016, the Company recognized $0.5 million and $1.8 million, respectively, of restructuring charges and other, net, in connection with the 2015 Efficiency Program.

See Note 3, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest expense	$36.7	$20.9	$15.8	$71.7	$41.9	$29.8
The $15.8 million increase in interest expense in the second quarter of 2017, as compared to the second quarter of 2016, and the $29.8 million increase in interest expense in the first six months of 2017, as compared to the first six months of 2016, were primarily due to higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in connection with the Elizabeth Arden Acquisition and the complete refinancing and repayment of Products Corporation’s then-existing 2011 term loan (the "2011 Term Loan") and 2013 term loan (the "Old Acquisition Term Loan" and together with the 2011 Term Loan, the "Old Term Loan Facility") that was incurred in connection with completing the October

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2013 acquisition of The Colomer Group Participations, S.L. (the "Colomer Acquisition”), as well as $87.5 million of higher borrowings under the 2016 Revolving Credit Facility.

Foreign currency (gains) losses, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Foreign currency (gains) losses, net	$(9.4)	$8.5	$(17.9)	$(13.7)	$5.1	$(18.8)

The $17.9 million increase in foreign currency gains, net, during the second quarter of 2017, as compared to the second quarter of 2016 was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar intercompany payables and foreign currency denominated receivables.

The $18.8 million increase in foreign currency gains, net, during the first six months of 2017, as compared to the first six months of 2016, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar intercompany payables and foreign currency receivables.

Provision for income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Provision for (benefit from) income taxes	$11.9	$10.6	$1.3	$(27.0)	$16.4	$(43.4)
The Company's provision for income taxes increased by $1.3 million in the second quarter of 2017, as compared to the second quarter of 2016, primarily due to the level and mix of earnings between jurisdictions.

The Company's provision for income taxes decreased by $43.4 million in the first six months of 2017, as compared to the first six months of 2016, primarily due to the pre-tax loss from continuing operations in the first six months of 2017.

The Company's effective tax rate for the three months ended June 30, 2017 was lower than the 35% federal statutory rate as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S., partially offset by the effect of certain favorable discrete items.

The Company's effective tax rate for the six months ended June 30, 2017 was lower than the 35% federal statutory rate as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S. and state and local taxes, partially offset by the effect of certain favorable discrete items.

The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At June 30, 2017, the Company had a liquidity position of $314.2 million, consisting of $83.2 million of unrestricted cash and cash equivalents, as well as $231.0 million in available borrowings under Products Corporation's $400.0 million 2016 Revolving Credit Facility, based upon the borrowing base of $340.9 million, less $10.0 million of outstanding undrawn letters of credit, less $12.4 million of outstanding checks and less $87.5 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date.
The Company’s foreign operations held $80.2 million out of the total $83.7 million in cash and cash equivalents (net of any outstanding checks) as of June 30, 2017.  The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During the second quarter of 2017 the Company repatriated funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries. The Company believes that the cash generated by its domestic operations, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At June 30, 2017, the Company had cash and cash equivalents of $83.7 million, compared with $186.8 million at December 31, 2016. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(139.2)	$(51.9)
Net cash used in investing activities	(39.6)	(47.4)
Net cash provided by (used in) financing activities	67.4	(41.9)
Effect of exchange rate changes on cash and cash equivalents	8.3	0.1

Operating Activities
Net cash used in operating activities was $139.2 million and $51.9 million for the first six months of 2017 and 2016, respectively. The increase in cash used in the first six months of 2017, compared to the first six months of 2016, was primarily driven by higher interest payments as a result of increased debt incurred in the third quarter of 2016 in connection with financing and consummating the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility, higher inventory purchases driven by the insourcing efforts for the Elizabeth Arden Integration, the payment of acquisition and integration costs in connection with the EA Integration Restructuring Program during the first six months of 2017 and purchases of permanent displays, partially offset by higher account receivable collections and lower disbursements during the first six months of 2017.

Investing Activities
Net cash used in investing activities was $39.6 million and $47.4 million for the first six months of 2017 and 2016, respectively, which included $39.6 million and $18.6 million of cash used for capital expenditures, respectively. Capital expenditures in the first six months of 2017 included approximately $9 million for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by (used in) financing activities was $67.4 million and $(41.9) million for the first six months of 2017 and 2016, respectively.
Net cash provided by financing activities for the first six months of 2017 primarily included:

•	$87.5 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$9.0 million of repayments under the 2016 Term Loan facility; and

•	a $6.7 million decrease in short-term borrowings and overdraft.

Net cash used in financing activities for the first six months of 2016 primarily included:

•	a $23.2 million required excess cash flow prepayment made under the Amended Term Loan Facility;

•	$3.4 million of scheduled amortization payments on the Acquisition Term Loan;

•	an $8.4 million decrease in short-term borrowings and overdraft; and

•	$2.7 million utilized for the repurchase of shares from a former executive.

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

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Facilities as of June 30, 2017. At June 30, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,786.5 million and $87.5 million, respectively. Availability under the $400.0 million 2016 Revolving Credit Facility as of June 30, 2017, based upon the calculated borrowing base of $340.9 million, less $10.0 million of outstanding undrawn letters of credit, less $12.4 million of outstanding checks and less $87.5 million then drawn on the 2016 Revolving Credit Facility, was $231.0 million.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of June 30, 2017.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2017 were $3.9 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $10 million in the aggregate for 2017. The Company’s cash taxes paid, net of refunds, in the first six months of 2017 were $8.0 million. The Company expects to pay cash taxes of approximately $15 million to $20 million in the aggregate during 2017. The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2017 were $26.3 million and $39.6 million, respectively. The Company expects purchases of permanent wall displays to be approximately $65 million to $75 million during 2017 and expects capital expenditures to be approximately $100 million to $120 million in 2017. Capital expenditures for 2017 include approximately $50 million of expected spend for the EA Integration Restructuring Program.
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
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Consumer, Elizabeth Arden, Professional and/or Other segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, capital expenditures, restructuring and severance costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts and option contracts from time to time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2017, the FX Contracts outstanding had a notional amount of $128.1 million and a net liability fair value of $0.8 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap initially had a floor of 1% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At June 30, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $2.7 million and $4.7 million, respectively.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, or the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $3.0 million, or $1.8 million net of tax, at June 30, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $1.7 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2017, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Revlon's 2016 Form 10-K. The Company has recently extended its domestic vendor payment terms to better reflect industry standards. The extension will become effective during the last six months of 2017.

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
The qualitative and quantitative information presented in Item 7A of Revlon's 2016 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2016. The following tables present this information as required by Item 7A as of June 30, 2017.

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value June 30, 2017
Debt
Short-term variable rate (third-party - various currencies)	$9.9						$9.9	$9.9
Average interest rate (a)	3.8%
Short-term fixed rate (third party - EUR)	$1.9						$1.9	$1.9
Average interest rate	11.8%
Long-term fixed rate (third party - USD)					$500.0	$450.0	$950.0	$846.8
Average interest rate					5.75%	6.25%
Long-term fixed rate (third party - EUR)	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5	$0.5
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (b)	$96.5	$18.0	$18.0	$18.0	$18.0	$1,705.5	$1,874.0	$1,744.5
Average interest rate (a)(c)	3.4%	5.0%	5.2%	5.3%	5.4%	5.6%
Total debt	$108.3	$18.1	$18.1	$18.1	$518.1	$2,155.6	$2,836.3	$2,603.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at June 30, 2017.

(b)	Includes total quarterly amortization payments required within each year under the 2016 Term Loan Facility.

(c)
At June 30, 2017, the interest rate for the 2016 Term Loan Facility was the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 0.75%).

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of June 30, 2017, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by approximately $15.0 million.
At June 30, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $2.7 million and $4.7 million, respectively. See "Financial Condition, Liquidity and Capital Resources - Derivative Financial Instruments" for additional detail on the 2013 Interest Rate Swap.
As a result of completely refinancing the Old Acquisition Term Loan in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the De-designation Date, the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value will be accounted for as a component of other non-operating expenses. Accumulated deferred losses of $3.0 million, or $1.8 million net of tax, at June 30, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized to earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.

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

Forward Contracts (“FC”)	Average Contractual Rate $/FC	U.S. Dollar Equivalent Notional Amount	Contract Value June 30, 2017	Asset (Liability) Fair Value June 30, 2017
Sell British Pound/Buy USD	1.2677	25.9	25.1	(0.8)
Sell Canadian Dollars/Buy USD	0.7524	19.0	18.5	(0.5)
Sell Australian Dollars/Buy USD	0.7533	25.5	25.1	(0.4)
Buy Mexican Peso/Sell USD	0.0501	9.2	10.0	0.8
Sell Euro/Buy USD	1.0760	4.3	4.0	(0.3)
Buy Euro/Sell USD	1.1445	11.6	11.9	0.3
Sell USD/Buy Swiss Franc	1.0177	8.8	9.1	0.3
Sell Japanese Yen/Buy USD	0.0091	6.8	6.9	0.1
Sell South African Rand/Buy USD	0.0693	1.7	1.5	(0.2)
Sell Danish Krone/Buy USD	0.1474	3.5	3.3	(0.2)
Buy Australian Dollars/Sell NZ dollars	1.0645	3.0	3.0	—
Buy Euro/Sell British Pound	0.8633	7.0	7.1	0.1
Sell New Zealand Dollars/Buy USD	0.7087	1.4	1.4	—
Sell Hong Kong Dollars/Buy USD	0.1281	0.4	0.4	—
Total forward contracts		$128.1	$127.3	$(0.8)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the interim period ended June 30, 2017, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

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

(v)
certain beliefs and expectations regarding actions that the Company is pursuing to enhance and accelerate its e-commerce and social media penetration, such as the following: (a) the Company’s belief that the shift in consumer behavior (such that changes in consumer shopping patterns for beauty products in which consumers have continued to increasingly engage with beauty brands through e-commerce and other social media channels have resulted in slower retail traffic in brick-and-mortar stores in the mass retail channel in North America) which has resulted in continuing declines in the brick-and-mortar retail channel will persist over time; (b) the Company’s expectation that, to address the pace and impact of this new commercial landscape, the Company’s shifting of its brand marketing spend toward enhancing its e-commerce and social media capabilities will ensure that consumers have real-time access to our brands wherever and however they shop for beauty and facilitate increased penetration of e-commerce and social media channels; (c) the Company’s belief that its renewed focus on e-commerce and its evolving marketing and sales initiatives will support the foundation for driving a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; and (d) the Company’s belief that while executing these strategic initiatives may increase the Company’s expenses and debt, they are expected to have a long-term positive impact on the Company’s overall revenues and profitability;

(vi)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; and that cash payments related to the 2015 Efficiency Program will total approximately $12 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $6.1 million was paid through 2016, $6.9 million was paid through June 30, 2017 and the remaining balance is expected to be paid in the remainder of 2017;

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

(v)
difficulties, delays in or less than expected results from the Company’s efforts to enhance and accelerate its e-commerce and social media penetration, such as: (a) greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; (b) the Company’s inability to address the pace and impact of this new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; (c) the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; and/or (d) the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability;

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
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss is expected to be held sometime in later summer 2017.
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

Item 5. Other Information

None.

Item 6. Exhibits

4.1
Sixth Supplemental Indenture, dated as of May 31, 2017, to the Indenture for Products Corporation's 5.75% Senior Notes due 2021 (the "Indenture"), by and among Products Corporation and various of its subsidiaries, the other Guarantors (as defined in the Indenture ) and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed with the SEC on August 4, 2017).

10.1
Employment Agreement, dated as of April 17, 2017, between Revlon, Products Corporation and Christopher Peterson (incorporated by reference to Revlon's Current Report on Form 8-K filed with the SEC on April 17, 2017).

*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated August 4, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Christopher H. Peterson, Chief Operating Officer, Operations & Chief Financial Officer, dated August 4, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated August 4, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)
Certification of Christopher H. Peterson, Chief Operating Officer, Operations & Chief Financial Officer, dated August 4, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 4, 2017

Revlon, Inc.
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Christopher H. Peterson	By: /s/ Siobhan Anderson
Fabian T. Garcia	Christopher H. Peterson	Siobhan Anderson
President,	Chief Operating Officer, Operations &	Senior Vice President,
Chief Executive Officer and	Chief Financial Officer	Chief Accounting Officer,
Director		Corporate Controller, Treasurer
and Investor Relations