Form 10-Q
period 2017-09-30
REVLON INC /DE/
filed 2017-11-03
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of September 30, 2017, 52,615,412 shares of Class A Common Stock were outstanding. At such date, 44,541,090 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79.2	$186.8
Trade receivables, less allowance for doubtful accounts of $10.8 and $11.1 as of September 30, 2017 and December 31, 2016, respectively	459.4	423.9
Inventories	555.4	424.6
Prepaid expenses and other	105.9	88.8
Total current assets	1,199.9	1,124.1
Property, plant and equipment, net of accumulated depreciation of $373.2 and $304.7 as of September 30, 2017 and December 31, 2016, respectively	349.1	320.5
Deferred income taxes	205.8	149.7
Goodwill	703.1	689.5
Intangible assets, net of accumulated amortization of $119.9 and $84.8 as of September 30, 2017 and December 31, 2016, respectively	600.9	636.6
Other assets	109.0	103.1
Total assets	$3,167.8	$3,023.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$11.8	$10.8
Current portion of long-term debt	256.8	18.1
Accounts payable	344.4	296.9
Accrued expenses and other	345.4	382.9
Total current liabilities	958.4	708.7
Long-term debt	2,656.0	2,663.1
Long-term pension and other post-retirement plan liabilities	179.8	184.1
Other long-term liabilities	75.5	82.4
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,623,128 and 53,956,073 shares issued as of September 30, 2017 and December 31, 2016, respectively	0.5	0.5
Additional paid-in capital	1,039.1	1,033.2
Treasury stock, at cost: 1,114,528 and 1,024,908 shares of Class A Common Stock as of September 30, 2017 and December 31, 2016, respectively	(21.7)	(19.2)
Accumulated deficit	(1,483.9)	(1,377.6)
Accumulated other comprehensive loss	(235.9)	(251.7)
Total stockholders’ deficiency	(701.9)	(614.8)
Total liabilities and stockholders’ deficiency	$3,167.8	$3,023.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$666.5	$604.8	$1,907.1	$1,533.3
Cost of sales	290.3	243.4	823.6	568.8
Gross profit	376.2	361.4	1,083.5	964.5
Selling, general and administrative expenses	362.6	285.7	1,075.3	792.8
Acquisition and integration costs	12.7	33.5	40.2	39.5
Restructuring charges and other, net	6.4	0.5	11.3	2.3
Operating (loss) income	(5.5)	41.7	(43.3)	129.9
Other expenses:
Interest expense	38.6	27.4	110.3	69.3
Amortization of debt issuance costs	2.3	1.7	6.8	4.6
Loss on early extinguishment of debt	—	16.9	—	16.9
Foreign currency (gains) losses, net	(3.1)	1.2	(16.8)	6.3
Miscellaneous, net	0.3	(0.6)	1.8	(0.1)
Other expenses	38.1	46.6	102.1	97.0
(Loss) income from continuing operations before income taxes	(43.6)	(4.9)	(145.4)	32.9
(Benefit from) provision for income taxes	(10.8)	(0.4)	(37.8)	16.0
(Loss) income from continuing operations, net of taxes	(32.8)	(4.5)	(107.6)	16.9
Income (loss) from discontinued operations, net of taxes	0.4	(0.2)	1.3	(2.3)
Net (loss) income	$(32.4)	$(4.7)	$(106.3)	$14.6
Other comprehensive income:
Foreign currency translation adjustments, net of tax (a)	(1.2)	2.7	5.3	8.0
Amortization of pension related costs, net of tax (b)(c)	2.0	1.8	6.1	5.6
Pension curtailment gain, net of tax(d)	—	—	2.6	—
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	0.6	—	1.8	—
Revaluation of derivative financial instruments, net of reclassifications into earnings, net of tax(f)	—	0.8	—	0.1
Other comprehensive income, net	1.4	5.3	15.8	13.7
Total comprehensive (loss) income	$(31.0)	$0.6	$(90.5)	$28.3

Basic (loss) earnings per common share:
Continuing operations	$(0.62)	$(0.09)	$(2.04)	$0.32
Discontinued operations	0.01	—	0.02	(0.04)
Net (loss) income	$(0.61)	$(0.09)	$(2.02)	$0.28

Diluted (loss) earnings per common share:
Continuing operations	$(0.62)	$(0.09)	$(2.04)	$0.32
Discontinued operations	0.01	—	0.02	(0.04)
Net (loss) income	$(0.61)	$(0.09)	$(2.02)	$0.28

Weighted average number of common shares outstanding:
Basic	52,615,412	52,498,246	52,584,954	52,498,840
Diluted	52,615,412	52,498,246	52,584,954	52,617,740

(a)
Net of tax benefit of $0.2 million and tax expense $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and tax expense of $1.5 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)	Net of tax expense of $0.4 million for each of the three months ended September 30, 2017 and 2016, and $1.3 million and $1.1 million for nine months ended September 30, 2017 and 2016, respectively.

(c)
This amount is included in the computation of net periodic benefit (income) costs. See Note 11, “Pension and Post-Retirement Benefits,” for additional information regarding net periodic benefit (income) costs.

(d)	Net of tax expense of $0.3 million for the nine months ended September 30, 2017.

(e)	Net of tax benefit of $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively.

(f)	Net of tax expense of $0.5 million and $0.1 million for the three and nine months ended September 30, 2016, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2017	$0.5	$1,033.2	$(19.2)	$(1,377.6)	$(251.7)	$(614.8)
Treasury stock acquired, at cost (a)	—	—	(2.5)	—	—	(2.5)
Stock-based compensation amortization	—	5.9	—	—	—	5.9
Net loss	—	—	—	(106.3)	—	(106.3)
Other comprehensive income, net (b)	—	—	—	—	15.8	15.8
Balance, September 30, 2017	$0.5	$1,039.1	$(21.7)	$(1,483.9)	$(235.9)	$(701.9)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the “Stock Plan”), the Company withheld an aggregate of 89,620 shares of Revlon Class A Common Stock during the nine months ended September 30, 2017, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares for certain senior executives. These withheld shares were recorded as treasury stock using the cost method, at a weighted average price per share of $27.67 during the nine months ended September 30, 2017, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $2.5 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 3, 2017 (the "2016 Form 10-K") for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 13, “Accumulated Other Comprehensive Loss,” regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2017.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(106.3)	$14.6
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	111.7	81.0
Foreign currency (gains) losses from re-measurement	(20.8)	5.5
Amortization of debt discount	0.9	1.1
Stock-based compensation amortization	5.9	4.8
(Benefit from) provision for deferred income taxes	(53.2)	6.9
Loss on early extinguishment of debt	—	16.9
Amortization of debt issuance costs	6.8	4.6
Loss on sale of certain assets	1.5	0.2
Pension and other post-retirement cost (income)	1.9	(0.5)
Change in assets and liabilities, net of acquisitions:
Increase in trade receivables	(25.1)	(112.0)
(Increase) decrease in inventories	(121.6)	5.0
Increase in prepaid expenses and other current assets	(13.1)	(20.0)
Increase (decrease) in accounts payable	36.4	(3.5)
Decrease in accrued expenses and other current liabilities	(51.8)	(36.9)
Pension and other post-retirement plan contributions	(5.8)	(6.0)
Purchases of permanent displays	(37.3)	(25.9)
Other, net	(4.3)	(4.0)
Net cash used in operating activities	(274.2)	(68.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69.5)	(33.1)
Business acquisition, net of acquired cash	—	(1,028.7)
Proceeds from the sale of certain assets	—	0.5
Net cash used in investing activities	(69.5)	(1,061.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	1.2	(2.6)
Net borrowings under the 2016 Revolving Credit Facility	243.9	65.4
Repayments under the 2016 Term Loan Facility	(13.5)	—
Repayments under the Old Acquisition Term Loan	—	(15.1)
Prepayments under the 2011 Term Loan	—	(11.5)
Repayment of Old Acquisition Term Loan	—	(658.6)
Repayment of 2011 Term Loan	—	(651.4)
Borrowings under the 2016 Term Loan Facility	—	1,791.0
Proceeds from the issuance of 6.25% Senior Notes	—	450.0
Payment of financing costs	(1.1)	(61.5)
Tax withholdings related to net share settlements of restricted stock units and awards	(2.5)	(2.6)
Treasury stock purchased	—	(2.7)
Other financing activities	(1.3)	(2.2)
Net cash provided by financing activities	226.7	898.2
Effect of exchange rate changes on cash and cash equivalents	9.4	3.6
Net decrease in cash and cash equivalents	(107.6)	(227.7)
Cash and cash equivalents at beginning of period	186.8	326.9
Cash and cash equivalents at end of period	$79.2	$99.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$124.5	$68.4
Income taxes, net of refunds	11.1	19.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Item 1. Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation wholly-owned by Ronald O. Perelman. The Company is a leading global beauty company with an iconic portfolio of brands. The Company develops, manufactures, markets, distributes and sells an extensive array of color cosmetics, hair color, hair care and hair treatments, fragrances, skin care, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty. The Company strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth. The Company operates in four reporting segments: the consumer division (“Consumer”); Elizabeth Arden; the professional division (“Professional”); and Other. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Elizabeth Arden segment include prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via Elizabeth Arden branded retail stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Other segment primarily includes the operating results related to the development, marketing and distribution of certain licensed fragrances and other beauty products.
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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligation, forfeitures and income taxes when awards vest or are settled. The Company adopted ASU No. 2016-09 beginning on January 1, 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures. The adoption of ASU No. 2016-09 resulted in tax withholdings related to net

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

share settlements of restricted stock units and awards in the amount of $2.6 million, previously reported in the Unaudited Consolidated Statement of Cash Flows for the first nine months of 2016 as a component of cash flows from operating activities, to be reclassified as a component of cash flows from financing activities.
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

Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC would be presented separately from this line item and below any subtotal of operating income; companies will need to disclose the line items used to present these other components of NPPC and NPPBC, if not separately presented in the statement of operations. In addition, only the service cost component would be eligible for capitalization in assets. This guidance is effective retrospectively for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2017-07 beginning as of January 1, 2018, and does not expect this new guidance will have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt ASU No. 2014-09 either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying it to comparative years’ financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which allows for a deferral of the adoption date for ASU No. 2014-09 until January 1, 2018, while permitting early adoption no earlier than January 1, 2017.

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

For the nine months ended September 30, 2017, the Company incurred $38.1 million of acquisition and integration costs in its Consolidated Statement of Operations and Comprehensive (Loss) Income related to the Elizabeth Arden Acquisition, which consist of $0.8 million of acquisition costs and $37.3 million of integration costs. The acquisition costs primarily include legal and consulting fees to complete the Elizabeth Arden Acquisition. The integration costs consist of non-restructuring costs related to integrating Elizabeth Arden's operations into the Company's business.

Purchase Price Allocation
The Company accounted for the Elizabeth Arden Acquisition as a business combination during the third quarter of 2016. The Company finalized the allocation of the Elizabeth Arden purchase price to the Elizabeth Arden assets acquired and liabilities assumed in the third quarter of 2017, which resulted in several adjustments to their estimated fair value as previously reported (the "Measurement Period Adjustments"). The table below summarizes the allocation of the total consideration of $1,034.3 million paid on the Elizabeth Arden Acquisition Date.

	Estimated Fair Value as Previously Reported(a)	Measurement Period Adjustments	Fair Value as Adjusted
Cash	$41.1	$—	$41.1
Accounts Receivable	132.6	—	132.6
Inventories	323.3	—	323.3
Prepaid expenses and other current assets	30.7	—	30.7
Property and equipment	91.2	—	91.2
Deferred taxes, net (b)	68.7	10.0	78.7
Intangible assets(c)	336.8	(15.4)	321.4
Goodwill	221.7	12.3	234.0
Other assets	16.6	—	16.6
Total assets acquired	$1,262.7	$6.9	$1,269.6
Accounts payable	(116.0)	—	(116.0)
Accrued expenses (d)	(109.3)	1.7	(107.6)
Other long-term liabilities(e)	(3.1)	(8.6)	(11.7)
Total liabilities assumed	$(228.4)	$(6.9)	$(235.3)
Total consideration transferred	$1,034.3	$—	$1,034.3
(a) As previously reported in Revlon's 2016 Form 10-K.

(b) The Measurement Period Adjustments to deferred taxes, net related to net increases in deferred tax assets as a result of the changes to the estimated fair values and remaining useful lives of acquired trade name intangible assets and the recognition of non-qualified benefit plan obligations of Elizabeth Arden, as discussed further below.

(c) The Measurement Period Adjustments to intangible assets related to a revised approach in the determination of the fair values for the acquired Elizabeth Arden trade names. During the first quarter of 2017, the Company obtained further clarity into the product portfolio acquired through

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the Elizabeth Arden Acquisition, and, recognizing that each brand has its own distinct profile with its own defining attributes, as well as differing expected useful lives, determined that a revised valuation approach was needed. The Company valued the acquired trade names within the Elizabeth Arden product portfolio, including Visible Difference, Elizabeth Arden Ceramide, Prevage, Eight Hour Cream, Elizabeth Arden Red Door, Elizabeth Arden Green Tea and Elizabeth Arden 5th Avenue. The Company determined the fair values of each acquired trade name using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method. The relief-from-royalty method requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names, and discounting them back to the Elizabeth Arden Acquisition Date. The royalty rate used in the valuation of each acquired trade name was based on a consideration of market rates for similar categories of assets.

The difference between the preliminary valuation of the Elizabeth Arden trade name and the sum of the fair values of the individual trade names within the Elizabeth Arden product portfolio resulted in an increase to goodwill of $15.4 million, which was recorded in the fiscal quarter ended March 31, 2017. As a result of this revised approach, the Company recognized amortization expense of approximately $1.8 million in its Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income during the first nine months of 2017 related to the amortization of the acquired trade names from the date of acquisition through December 31, 2016.

(d) The Measurement Period Adjustments to accrued expenses during the nine months ended September 30, 2017 related to changes in estimated payments for acquisition-related costs.

(e) The Measurement Period Adjustments to other long-term liabilities during the nine months ended September 30, 2017 related to the recognition of the projected benefit obligation of a certain foreign non-qualified benefit plan of Elizabeth Arden.

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

The intangible assets acquired in the Elizabeth Arden Acquisition based on the estimate of the fair values of the identifiable intangible assets are as follows:

	As Previously Reported(a)				Adjusted
	Estimated Fair Values	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)	Measurement Period Adjustments(b)		Fair Values	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)
Trademarks, indefinite-lived	$142.0	Indefinite	$(103.0)		$39.0	Indefinite
Trademarks, finite-lived	15.0	15	87.6		102.6	5 - 20
Technology	2.5	10	—		2.5	10
Customer relationships	123.0	16	—		123.0	16
License agreements	22.0	19	—		22.0	19
Distribution rights	31.0	18	—		31.0	18
Favorable lease commitments	1.3	3	—		1.3	3
Total acquired intangible assets	$336.8		$(15.4)	(b)	$321.4
(a) As previously reported in Revlon's 2016 Form 10-K.

(b) The Measurement Period Adjustments to the Elizabeth Arden acquired trade names resulted in a $15.4 million increase to goodwill, which was recorded in the fiscal quarter ended March 31, 2017.

In the fiscal quarter ended March 31, 2017, the Company recorded a $54.8 million deferred tax liability related to the $321.4 million of acquired intangible assets outlined in the above table. This deferred tax liability represents the tax effect of the difference between the $321.4 million assigned fair value of the intangible assets and the $148.6 million tax basis of such assets.

The goodwill and intangible assets acquired in the Elizabeth Arden Acquisition are not expected to be deductible for income tax purposes.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Unaudited Pro Forma Results

The following table presents the Company's pro forma consolidated net sales and income from continuing operations before income taxes for the three and nine months ended September 30, 2016, respectively. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Elizabeth Arden, giving effect to the Elizabeth Arden Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented.

	Unaudited Pro Forma Results
	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Net sales	$745.1	$2,058.2
Income (loss) from continuing operations, before income taxes	(1.9)	(28.8)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Elizabeth Arden Acquisition:

(i) as a result of a $38.0 million increase in the fair value of acquired inventory at the Acquisition Date, the Company recognized a $4.2 million increase in its cost of sales during the three and nine months ended September 30, 2016 in its consolidated financial statements. The pro forma adjustments include an adjustment to reverse the $4.2 million recognized in the third quarter of 2016 within cost of sales because it will not have a recurring impact;

(ii) the elimination of $58.1 million and $64.7 million of acquisition and integration costs recognized by the Company and Elizabeth Arden during the three and nine months ended September 30, 2016, respectively;

(iii) nil and $1.4 million pro forma decrease in depreciation as a result of the fair value adjustments to property and equipment for the three and nine months ended September 30, 2016, respectively;

(iv) a $1.7 million and $4.6 million pro forma increase in amortization expense of acquired finite-lived intangible assets recorded in connection with the Elizabeth Arden Acquisition for the three and nine months ended September 30, 2016, respectively; and

(v) a pro forma increase in interest expense and amortization of debt issuance costs related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions as summarized in the following table:

	Three Months Ended	Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2016
Interest Expense
Pro forma interest on 2016 Senior Credit Facilities and 6.25% Senior Notes	$29.1	$86.7
Reversal of Elizabeth Arden’s historical interest expense	(5.6)	(19.5)
Company historical interest expense, as reflected in the historical consolidated financial statements	(20.3)	(45.2)
Total adjustment for pro forma interest expense	$3.2	$22.0
Debt issuance costs
Pro forma amortization of debt issuance costs	$2.0	$6.1
Company historical amortization of debt issuance costs, as reflected in the historical consolidated financial statements	(1.1)	(3.3)
Reversal of Elizabeth Arden’s historical amortization of debt issuance costs	(0.4)	(1.3)
Total adjustment for pro forma amortization of debt issuance costs	$0.5	$1.5

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. RESTRUCTURING CHARGES
EA Integration Restructuring Program
In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the “EA Integration Restructuring Program”). The EA Integration Restructuring Program is designed to reduce the Company’s selling, general and administrative expenses ("SG&A"). As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 350 positions worldwide.
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

A summary of the restructuring and related charges incurred through September 30, 2017 in connection with the EA Integration Restructuring Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs(a)	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2016	$31.5	$0.2	$31.7	$0.5	$2.3	$34.5
Charges incurred during the nine months ended September 30, 2017	10.1	4.0	14.1	0.5	1.0	15.6
Cumulative charges incurred through September 30, 2017	$41.6	$4.2	$45.8	$1.0	$3.3	$50.1

(a) Includes primarily lease termination costs of approximately $3.9 million recorded in the third quarter of 2017 related to certain Elizabeth Arden office space.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.
(c) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

A summary of the restructuring charges incurred through September 30, 2017 in connection with the EA Integration Restructuring Program by reportable segment is presented in the following table:

	Charges incurred during the nine months ended	Cumulative charges incurred through
	September 30, 2017	September 30, 2017
Elizabeth Arden	$7.3	$13.8
Consumer	2.9	7.1
Professional	0.3	5.9
Unallocated Corporate Expenses	3.6	19.0
Total	$14.1	$45.8

The Company expects that cash payments will total $65 million to $75 million in connection with the EA Integration Restructuring Charges, of which $30.5 million was paid in the nine months ended September 30, 2017. The remaining balance is expected to be substantially paid by the end of 2020.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2017	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at September 30, 2017

EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$31.5	$10.1	$—	$(27.5)	$—	$14.1
Other	3.0	5.5	—	(3.0)	—	5.5
2015 Efficiency Program:(b)
Employee severance and other personnel benefits	4.5	(3.2)	—	(0.9)	—	0.4
Other	0.2	—	—	—	—	0.2
Other immaterial actions: (c)
Employee severance and other personnel benefits	2.6	0.7	—	(0.8)	—	2.5
Other	1.0	0.5	0.1	(0.1)	—	1.5
Total restructuring reserve	$42.8	$13.6	$0.1	$(32.3)	$—	$24.2

(a) Includes $1.5 million in charges related to inventory adjustments and other restructuring-related charges that were reflected within cost of sales and SG&A, respectively, in the Company’s September 30, 2017 Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.

(b) In September 2015, the Company initiated restructuring actions to drive certain organizational efficiencies across the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions were planned to occur through 2017 and are expected to reduce general and administrative expenses within the Consumer and Professional segments. During the third quarter of 2017, the Company performed a review of the 2015 Efficiency Program and determined that employees in certain positions that were initially identified to be eliminated would continue to be employed by the Company in varying positions in connection with integrating the Elizabeth Arden and Revlon organizations. As a result, the Company reversed approximately $3.2 million in previously accrued restructuring charges recognized in connection with the 2015 Efficiency Program. Of the total expected cash payments related to the 2015 Efficiency Program, $7.0 million was paid through September 30, 2017, with a remaining balance of approximately $0.6 million expected to be paid by the end of 2017. A summary of the restructuring and related charges incurred through September 30, 2017 in connection with the 2015 Efficiency Program by reportable segment is presented in the following table:

2015 Efficiency Program cumulative charges incurred through
September 30, 2017
Consumer	$3.6
Professional	3.5
Unallocated Corporate Expenses	0.5
Total	$7.6

(c) Consists primarily of $0.8 million in charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program").

At September 30, 2017 and December 31, 2016, all of the restructuring reserve balances were included within accrued expenses and other in the Company's Consolidated Balance Sheets.

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
The results of the China discontinued operations are included within Income (loss) from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	0.7	(0.2)	1.6	(2.3)
Provision for income taxes	0.3	—	0.3	—
Income (loss) from discontinued operations, net of taxes	0.4	(0.2)	1.3	(2.3)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consist of the following:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1.3	$1.7
Trade receivables, net	0.2	0.2
Total current assets	1.5	1.9
Total assets	$1.5	$1.9

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.4	3.3
Total current liabilities	3.9	3.8
Total liabilities	$3.9	$3.8

5. INVENTORIES
The Company's inventory balances consist of the following:

	September 30, 2017	December 31, 2016
Raw materials and supplies	$119.9	$72.9
Work-in-process	19.7	33.5
Finished goods	415.8	318.2
	$555.4	$424.6

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during the nine months ended September 30, 2017:

	Consumer	Professional	Elizabeth Arden	Other	Total
Balance at January 1, 2017	$227.5	$240.3	$221.7	$—	$689.5
Measurement Period Adjustments(a)	—	—	12.3	—	12.3
Foreign currency translation adjustment	—	1.3	—	—	1.3
Balance at September 30, 2017	$227.5	$241.6	$234.0	$—	$703.1

Cumulative goodwill impairment charges(b)	$(9.7)	$—	$—	$(16.7)	$(26.4)

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$270.4	$(67.4)	$203.0	13
Customer relationships	250.3	(41.7)	208.6	13
Patents and Internally-Developed IP	20.8	(7.9)	12.9	7
Distribution rights	31.0	(2.3)	28.7	17
Other	1.3	(0.6)	0.7	2
Total finite-lived intangible assets	$573.8	$(119.9)	$453.9

Indefinite-lived intangible assets:
Trade Names	$147.0	$—	$147.0
Total indefinite-lived intangible assets	$147.0	$—	$147.0

Total intangible assets	$720.8	$(119.9)	$600.9

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and Licenses	$177.9	$(47.9)	$130.0	13
Customer relationships	247.6	(30.1)	217.5	14
Patents and Internally-Developed IP	20.3	(6.1)	14.2	8
Distribution rights	31.0	(0.5)	30.5	18
Other	1.3	(0.2)	1.1	3
Total finite-lived intangible assets	$478.1	$(84.8)	$393.3

Indefinite-lived intangible assets:
Trade Names	$243.3	$—	$243.3
Total indefinite-lived intangible assets	$243.3	$—	$243.3

Total intangible assets	$721.4	$(84.8)	$636.6

Amortization expense for finite-lived intangible assets was $10.4 million and $6.2 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for finite-lived intangible assets was $32.6 million and $18.2 million for the nine months ended September 30, 2017 and 2016, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of September 30, 2017:

Estimated Amortization Expense
2017	$7.4
2018	39.4
2019	36.7
2020	36.0
2021	34.9
Thereafter	299.5
Total	$453.9

7. ACCRUED EXPENSES AND OTHER
The Company's accrued expenses and other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Compensation and related benefits	$54.6	$75.8
Advertising and promotional costs	75.4	66.7
Sales returns and allowances	50.6	51.9
Taxes	39.2	39.2
Restructuring reserve	21.9	38.0
Interest	10.3	24.4
Other	93.4	86.9
	$345.4	$382.9

8. LONG-TERM DEBT
The Company's debt balances consist of the following:

	September 30, 2017	December 31, 2016
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (a)	$1,738.8	$1,747.8
2016 Revolving Credit Facility due 2021, net of debt issuance costs (b)	238.7	—
6.25% Senior Notes due 2024, net of debt issuance costs (c)	440.0	439.1
5.75% Senior Notes due 2021, net of debt issuance costs (d)	494.8	493.8
Spanish Government Loan due 2025 (e)	0.5	0.5
	2,912.8	2,681.2
Less current portion (*)	(256.8)	(18.1)
	$2,656.0	$2,663.1

(*) At September 30, 2017, the Company classified $256.8 million as its current portion of long-term debt, comprised primarily of $238.7 million of net borrowings under the 2016 Revolving Credit Facility and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2016, the Company classified $18.1 million as its current portion of long-term debt, comprised primarily of $18.0 million of amortization payments on the 2016 Term Loan Facility.

(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at September 30, 2017 was $1,782.0 million.

(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 2016 Revolving Credit Facility, which matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200.0 million. Total borrowings at face amount under the 2016 Revolving Credit Facility at September 30, 2017 were $243.9 million (excluding $10.0 million of outstanding undrawn letters of credit).
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at September 30, 2017 was $450 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at September 30, 2017 was $500 million.
(e) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2016 Form 10-K for certain details regarding the euro-denominated loan payable to the Spanish government that matures on June 30, 2025.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of September 30, 2017. At September 30, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,782.0 million and $243.9 million, respectively. Availability under the $400.0 million 2016 Revolving Credit Facility at September 30, 2017, based upon the calculated borrowing base of $400.0 million, less $10.0 million of outstanding undrawn letters of credit, less $20.5 million of outstanding checks and less $243.9 million then drawn on the 2016 Revolving Credit Facility, was $125.6 million.
Products Corporation was in compliance with all applicable covenants under the indentures governing Products Corporation's 6.25% Senior Notes and 5.75% Senior Notes (together, the "Senior Notes Indentures") as of September 30, 2017.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2017, the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.5	$—	$0.5	$—
Total assets at fair value	$0.5	$—	$0.5	$—
Liabilities:
Derivatives:
FX Contracts(a)	$2.9	$—	$2.9	$—
2013 Interest Rate Swap(b)	1.9	—	1.9	—
Total liabilities at fair value	$4.8	$—	$4.8	$—

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

(a)The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 10, “Financial Instruments."
(b)The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined) was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 10, “Financial Instruments.”

As of September 30, 2017, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,615.4	$—	$2,615.4	$2,912.8
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

10. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.0 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at September 30, 2017 and December 31, 2016, respectively. Included in these amounts are approximately $6.8 million and $7.3 million at September 30, 2017 and December 31, 2016, respectively, in standby letters of credit that support Products Corporation’s self-insurance programs. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at September 30, 2017 and December 31, 2016 was $162.5 million and $79.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 term loan, that was incurred in connection with completing the October 2013 acquisition of The Colomer Group (the "Old Acquisition Term Loan"). The 2013 Interest Rate Swap initially had a floor of 1.00% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At September 30, 2017, the fair value of the 2013 Interest Rate Swap was a liability of $1.9 million and the accumulated loss recorded in accumulated other comprehensive loss was $1.2 million, net of tax.
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

2017, $2.1 million, or $1.2 million net of tax, remains as a component of accumulated other comprehensive loss related to the 2013 Interest Rate Swap. See "Quantitative Information – Derivative Financial Instruments" below.
The Company expects that $1.2 million of the deferred net losses, net of taxes, related to the 2013 Interest Rate Swap will be amortized into earnings over the next 12 months.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.5 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments
The fair values of the Company's derivative financial instruments in its Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	September 30, 2017	December 31, 2016	Balance Sheet	September 30, 2017	December 31, 2016
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$0.5	$2.3	Accrued Expenses	$2.9	$1.1
2013 Interest Rate Swap(b)	Prepaid expenses and other	—	—	Accrued expenses and other	1.9	3.7
	Other assets	—	—	Other long-term liabilities	—	1.0

(a) The fair values of the FX Contracts at September 30, 2017 and December 31, 2016 were measured based on observable market transactions of spot and forward rates at September 30, 2017 and December 31, 2016, respectively.

(b) The fair values of the 2013 Interest Rate Swap at September 30, 2017 and December 31, 2016 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at September 30, 2017 and December 31, 2016, respectively.

The effects of the Company's derivative financial instruments on its Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows for the periods presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.6	$0.8	$1.8	$0.1
(a) Net of tax benefit of $0.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(0.9)	$(1.0)	$(2.9)	$(3.2)
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$(2.4)	$(0.3)	$(4.0)	$(0.8)
2013 Interest Rate Swap	Miscellaneous, net	—	—	(0.1)	—

11. PENSION AND POST-RETIREMENT BENEFITS
The components of net periodic benefit costs (income) for the Company’s pension and the other post-retirement benefit plans for the third quarter of 2017 and 2016 were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2017	2016	2017	2016
Net periodic benefit costs (income):
Service cost	$0.6	$0.1	$—	$—
Interest cost	4.9	5.2	0.1	0.1
Expected return on plan assets	(7.1)	(7.7)	—	—
Amortization of actuarial loss	2.3	2.2	—	—
Total net periodic benefit costs (income)	$0.7	$(0.2)	$0.1	$0.1
In the three months ended September 30, 2017, the Company recognized net periodic benefit cost of $0.8 million, compared to net periodic benefit income of $0.1 million in the three months ended September 30, 2016. The increase in costs was primarily due to lower expected return on plan assets and higher service costs during the three months ended September 30, 2017.
The components of net periodic benefit costs (income) for the Company's pension and other post-retirement benefit plans for the first nine months of 2017 and 2016 were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2017	2016	2017	2016
Net periodic benefit costs (income):
Service cost	$1.9	$0.4	$—	$—
Interest cost	14.7	15.5	0.3	0.3
Expected return on plan assets	(21.4)	(23.3)	—	—
Amortization of actuarial loss	7.1	6.6	0.2	0.1
Curtailment gain	(0.8)	—	—	—
Total net periodic benefit costs (income)	1.5	(0.8)	0.5	0.4
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
	$1.4	$(0.9)	$0.5	$0.4
In the nine months ended September 30, 2017, the Company recognized net periodic benefit cost of $1.9 million, compared to net periodic benefit income of $0.5 million in the nine months ended September 30, 2016. The increase in costs was primarily

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

due to lower expected return on plan assets and higher service cost during the nine months ended September 30, 2017, partially offset by a curtailment gain resulting from a certain foreign non-qualified benefit plan.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net periodic benefit costs (income):
Cost of sales	$(2.5)	$(0.6)	$(0.8)	$(1.9)
Selling, general and administrative expense	3.3	0.5	2.7	1.4
Total net periodic benefit costs (income)	$0.8	$(0.1)	$1.9	$(0.5)
The Company expects that it will have net periodic benefit cost of approximately $3.0 million for its pension and other post-retirement benefit plans for all of 2017, compared with net periodic benefit income of $0.6 million in 2016.
During the third quarter of 2017, $1.7 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2017, $5.2 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2017, the Company expects to contribute approximately $10.0 million in the aggregate to its pension and other post-retirement benefit plans.
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
For the third quarter of 2017 and 2016, the Company recorded a benefit from income taxes of $10.8 million and $0.4 million, respectively. The $10.4 million increase in the benefit from income taxes was primarily due to the level and mix of earnings between jurisdictions.
The Company recorded a benefit from income taxes of $37.8 million for the first nine months of 2017 and a provision for income taxes of $16.0 million for first nine months of 2016, respectively. The $53.8 million decrease in the provision for income taxes was primarily due to the pre-tax loss from continuing operations in the first nine months of 2017.
The Company's effective tax rate for the three months ended September 30, 2017 was lower than the federal statutory rate of 35% as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S., partially offset by the effect of certain favorable discrete items.
The Company's effective tax rate for the nine months ended September 30, 2017 was lower than the federal statutory rate of 35% as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S., and state and local taxes, partially offset by the effect of certain favorable discrete items.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2017 were as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(24.0)	$(224.4)	$(3.0)	$(0.3)	$(251.7)
Currency translation adjustment, net of tax of $1.5 million	5.3	—	—	—	5.3
Amortization of pension related costs, net of tax of $1.3 million(a)	—	6.1	—	—	6.1
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax benefit of $1.1 million(b)	—	—	1.8	—	1.8
Curtailment gain, net of tax of $0.3 million(c)	—	2.6	—	—	2.6
Other comprehensive income	$5.3	$8.7	$1.8	$—	$15.8
Balance at September 30, 2017	$(18.7)	$(215.7)	$(1.2)	$(0.3)	$(235.9)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, “Pension and Post-retirement Benefits,” for further discussion of the Company’s pension and other post-retirement plans.

(b)	See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

(c)	As a result of the Elizabeth Arden Acquisition, the Company recognized $2.6 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden.
As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap prior to de-designation. Following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of September 30, 2017:

2013 Interest Rate Swap
Beginning accumulated losses at June 30, 2017	$(1.8)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.6
Ending accumulated losses at September 30, 2017	$(1.2)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2016	$(3.0)
Reclassifications into earnings (net of $1.1 million tax benefit)(a)	1.8
Ending accumulated losses at September 30, 2017	$(1.2)

(a)	Reclassified to interest expense.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of September 30, 2016:

2013 Interest Rate Swap
Beginning accumulated losses at June 30, 2016	$(4.5)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.7
Change in fair value (net of $0.1 million tax benefit)	0.1
Ending accumulated losses at September 30, 2016	$(3.7)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	$(3.8)
Reclassifications into earnings (net of $1.2 million tax expense)(a)	2.0
Change in fair value (net of $1.1 million tax benefit)	(1.9)
Ending accumulated losses at September 30, 2016	$(3.7)

(a)	Reclassified to interest expense.

14. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's “Chief Executive Officer”) in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Unaudited Consolidated Financial Statements, and provided in the segment table below, is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As of September 30, 2017, and since the Elizabeth Arden Acquisition Date, the Elizabeth Arden organization has continued to operate and be evaluated on a stand-alone basis.
At September 30, 2017, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Company’s Consumer segment is comprised of products that are marketed, distributed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skin care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are sold in large volume retailers and other retailers, primarily in Spain, as well as Cutex nail care products.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•
Other - The Other segment includes the operating results related to the development, marketing and distribution of certain licensed fragrances and other beauty products. The results included within the Other segment are not material to the Company’s consolidated results of operations.

The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation costs; (iv) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition; and (v) charges related to the Elizabeth Arden 2016 Business Transformation Program. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses, as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for each of the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Net Sales:
Consumer	$306.7	$342.8	$932.8	$1,022.3
Elizabeth Arden	248.1	135.2	639.3	135.2
Professional	107.0	118.8	320.4	357.2
Other	4.7	8.0	14.6	18.6
Total	$666.5	$604.8	$1,907.1	$1,533.3

Segment Profit:
Consumer	$33.0	$81.0	$134.5	$220.4
Elizabeth Arden	31.6	32.5	65.5	32.5
Professional	18.9	23.7	44.5	73.4
Other	(1.0)	(0.1)	(2.5)	(0.9)
Total	$82.5	$137.1	$242.0	$325.4

Reconciliation:
Segment Profit	$82.5	$137.1	$242.0	$325.4
Less:
Unallocated corporate expenses	28.9	24.2	95.2	59.1
Depreciation and amortization	37.9	28.8	111.7	81.0
Non-cash stock compensation expense	1.5	1.5	5.9	4.8
Non-Operating items:
Restructuring and related charges	6.6	0.5	12.3	2.3
Acquisition and integration costs	12.7	33.5	40.2	39.5
Elizabeth Arden 2016 Business Transformation Program	0.1	1.7	0.8	1.7
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	—	4.2	17.2	4.2
Cutex International inventory purchase accounting adjustment, cost of sales	—	0.2	—	0.3
Deferred compensation	0.3	0.8	2.0	2.6
Operating (loss) income	(5.5)	41.7	(43.3)	129.9
Less:
Interest Expense	38.6	27.4	110.3	69.3
Amortization of debt issuance costs	2.3	1.7	6.8	4.6
Loss on early extinguishment of debt	—	16.9	—	16.9
Foreign currency (gains) losses, net	(3.1)	1.2	(16.8)	6.3
Miscellaneous, net	0.3	(0.6)	1.8	(0.1)
(Loss) income from continuing operations before income taxes	$(43.6)	$(4.9)	$(145.4)	$32.9

As of September 30, 2017, after giving effect to the Elizabeth Arden Acquisition, the Company had operations established in 27 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Geographic area:
Net sales:
United States	$311.7	47%	$326.1	54%	$916.2	48%	$836.8	55%
International	354.8	53%	278.7	46%	990.9	52%	696.5	45%
	$666.5		$604.8		$1,907.1		$1,533.3

	September 30, 2017		December 31, 2016
Long-lived assets, net:
United States	$1,478.2	84%	$1,494.3	85%
International	283.9	16%	255.4	15%
	$1,762.1		$1,749.7

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Classes of similar products:
Net sales:
Color cosmetics	$221.3	33%	$245.5	41%	$681.6	36%	$731.7	48%
Fragrance	197.6	30%	127.8	21%	487.7	26%	154.9	10%
Hair care	126.0	19%	135.3	22%	383.7	20%	402.1	26%
Beauty care	69.3	10%	94.1	16%	198.0	10%	236.9	15%
Skin care	52.3	8%	2.1	—%	156.1	8%	7.7	1%
	$666.5		$604.8		$1,907.1		$1,533.3

15. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic (loss) earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan using the treasury stock method. For the three and nine months ended September 30, 2017, diluted loss per share equals basic loss per share as the assumed vesting of restricted stock would have an anti-dilutive effect. At September 30, 2017 and 2016, there were no outstanding stock options under the Company's Stock Plan.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Following are the components of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
(Loss) income from continuing operations, net of taxes	$(32.8)	$(4.5)	$(107.6)	$16.9
Income (loss) from discontinued operations, net of taxes	0.4	(0.2)	1.3	(2.3)
Net (loss) income	$(32.4)	$(4.7)	$(106.3)	$14.6
Denominator:
Weighted average common shares outstanding – Basic	52,615,412	52,498,246	52,584,954	52,498,840
Effect of dilutive restricted stock	—	—	—	118,900
Weighted average common shares outstanding – Diluted	52,615,412	52,498,246	52,584,954	52,617,740
Basic (loss) earnings per common share:
Continuing operations	$(0.62)	$(0.09)	$(2.04)	$0.32
Discontinued operations	0.01	—	0.02	(0.04)
Net (loss) income	$(0.61)	$(0.09)	$(2.02)	$0.28
Diluted (loss) earnings per common share:
Continuing operations	$(0.62)	$(0.09)	$(2.04)	$0.32
Discontinued operations	0.01	—	0.02	(0.04)
Net (loss) income	$(0.61)	$(0.09)	$(2.02)	$0.28

Unvested restricted stock awards under the Stock Plan (a)	19,506	—	19,486	—
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

As previously disclosed, following the announcement of the execution of the Elizabeth Arden Merger Agreement, several putative shareholder class action lawsuits and a derivative lawsuit were filed challenging the Merger. In addition to the complaints filed on behalf of plaintiffs Parker, Christiansen, Ross and Stein on July 25, 2016, a lawsuit (Hutson v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013566) (referred to as the “Hutson complaint”) was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Court”) against Elizabeth Arden, the members of the board of directors of Elizabeth Arden, Revlon, Products Corporation and Acquisition Sub. In general, the Hutson complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s shareholders with respect to the Merger, by, among other things, approving the Merger pursuant to an unfair process and at an inadequate and unfair price; and (ii) Revlon, Products Corporation and Acquisition Sub aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board. The plaintiff seeks relief similar to that sought in the Parker case.
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
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Elizabeth Arden Merger Agreement or the Merger may be filed in the future. The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and the parties await the Court's decision.
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

17. RELATED PARTY TRANSACTIONS
Reimbursement Agreements
Pursuant to the previously disclosed reimbursement agreements (the "Reimbursement Agreements") between Revlon, Products Corporation and MacAndrews & Forbes Inc. (a wholly-owned subsidiary of MacAndrews & Forbes): (i) MacAndrews & Forbes is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third-party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third-party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the “D&O Insurance Program”), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services purchased under the Reimbursement Agreements during the nine months ended September 30, 2017 and 2016 was $3.6 million and $1.3 million, respectively, which primarily included partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2017 and 2016 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017 (which insurance coverage was renewed in January 2017 through January 2020). As of September 30, 2017 and December 31, 2016, a receivable balance of $0.5 million and a payable balance of $0.2 million, respectively, from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Other
During the nine months ended September 30, 2017 and 2016, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $24.4 million and $35.1 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2017 and 2016, respectively, for which the Company paid fees of approximately $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.3 million for each of the nine months ended September 30, 2017 and 2016. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

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
Strategically Expand Consumer's Access to Our Brands. The Company is taking steps to ensure that consumers have real-time access to our brands wherever and however they shop for beauty. We are strengthening and diversifying our channels, especially direct to consumer. We are accelerating our development in high-growth channels, with a focus on specialty, e-commerce and m-commerce. Our goal is to continue to win in traditional channels (including mass, drug, selective and department stores) and expand our combined reach into travel retail. The Company is taking actions to strengthen its position in the U.S., to ensure our growth base and expand into untapped geographic regions, with a focus on growth in Asia.
Develop a Cost Structure That Fuels Investment in Our Brands. The Company aims to grow profitably, improve our operating performance and align our strategic investments behind the biggest growth opportunities and innovation that differentiates our brands. We continue to improve our category mix by shifting toward higher gross margin categories (e.g., skin care and fragrance) and we aim to reduce sales returns, markdowns and inventory levels. Our objective is to continue to optimize our resource allocation.
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
The Company believes that its renewed focus on e-commerce and its evolving marketing and sales initiatives will support the foundation for driving a successful long-term omni-channel strategy and significantly increase its e-commerce penetration. In July 2017, the Company appointed Grey as its new global creative agency of record to provide integrated communications services, including traditional and digital advertising and promotion and activation marketing for the Company’s brands, including Revlon, Elizabeth Arden, Almay, CND, Cutex and SinfulColors, along with many of its key fragrance brands, including Charlie, Britney Spears, Curve, Tapout and Elizabeth Taylor. To drive its digital transformation, the Company engaged Sapient Razorfish during

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the third quarter of 2017 to assist the Company on the following e-commerce initiatives: (i) developing and implementing effective content to enhance the Company's online retail position; (ii) improving the Company's consumer engagement across social media platforms; and (iii) transforming the Company's technology and data to support efficient management of the Company's digital infrastructure.
While executing these strategic initiatives may increase the Company’s expenses and debt, they are expected to have a long-term positive impact on the Company’s overall revenues and profitability.

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2017 were $666.5 million, a $61.7 million increase, or 10.2%, as compared to $604.8 million in the third quarter of 2016. Excluding the $4.2 million favorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales increased by $57.5 million, or 9.5%, during the third quarter of 2017. The XFX increase in the third quarter of 2017 was primarily driven by a $112.9 million increase in net sales as a result of the Elizabeth Arden Acquisition completed in September 2016; partially offset by a $37.5 million, or 10.9%, decrease in Consumer segment net sales and a $14.6 million, or 12.3%, decrease in Professional segment net sales.
Consolidated net sales in the first nine months of 2017 were $1,907.1 million, a $373.8 million increase, or 24.4%, as compared to $1,533.3 million in the first nine months of 2016. Excluding the $3.8 million unfavorable FX impact, consolidated net sales increased by $377.7 million, or 24.6%, during the first nine months of 2017. The XFX increase in the first nine months of 2017 was primarily driven by a $504.1 million increase in net sales as a result of the Elizabeth Arden Acquisition completed in September 2016; partially offset by a $86.9 million, or 8.5%, decrease in Consumer segment net sales and a $36.9 million, or 10.3%, decrease in Professional segment net sales.

Consolidated loss from continuing operations, net of taxes, in the third quarter of 2017 was $32.8 million, compared to consolidated loss from continuing operations of $4.5 million, net of taxes, in the third quarter of 2016. The $28.3 million decrease in consolidated income from continuing operations, net of taxes, in the third quarter of 2017 was primarily due to:

•	$76.9 million of higher selling, general and administrative expenses ("SG&A"), primarily driven by the inclusion of the SG&A expenses of the Elizabeth Arden segment; and

•
a $11.2 million increase in interest expense incurred during the third quarter of 2017, primarily as a result of the debt-related transactions completed during 2016 in connection with financing the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility;

with the foregoing partially offset by:

•	a $20.8 million decrease in acquisition and integration costs related to the Elizabeth Arden Acquisition;

•	$16.9 million of losses from debt extinguishment that were recorded in the third quarter of 2016 as a result of debt transactions completed in connection with the Elizabeth Arden Acquisition; and

•
$14.8 million of higher gross profit in the third quarter of 2017, primarily due to the inclusion of gross profit from the Elizabeth Arden segment, partially offset by lower gross profit within the Consumer and Professional segments.

Consolidated loss from continuing operations, net of taxes, in the first nine months of 2017 was $107.6 million, compared to consolidated income from continuing operations of $16.9 million, net of taxes, in the first nine months of 2016. The $124.5 million decrease in consolidated income from continuing operations, net of taxes, in the first nine months of 2017 was primarily due to:

•	$282.5 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses of the Elizabeth Arden segment; and

•
a $41.0 million increase in interest expense incurred during the first nine months of 2017, primarily as a result of the debt-related transactions completed during 2016 in connection with financing the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility;

with the foregoing partially offset by:

•
$119.0 million of higher gross profit in the first nine months of 2017, primarily due to the inclusion of gross profit from the Elizabeth Arden segment, partially offset by lower gross profit within the Consumer and Professional segments;

•	a $53.8 million decrease in the provision for income taxes, primarily due to the pretax loss from continuing operations in the first nine months of 2017; and

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
$23.1 million of favorable variance in foreign currency gains, resulting from $16.8 million in foreign currency gains during the first nine months of 2017, as compared to $6.3 million of foreign currency losses during the first nine months of 2016.

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

•
The Professional segment is comprised primarily of the Company's professional brands, which include Revlon Professional in hair color, hair care and hair treatments; CND-branded products in nail polishes and nail enhancements; and American Crew in men’s grooming products, all of which are sold worldwide to professional salons. The Company’s principal customers for its professional products include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Professional segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products sold to professional salons, large volume retailers and other retailers, primarily in the U.S.

•
The Other segment primarily includes the operating results related to the development, marketing and distribution of certain licensed fragrances and other beauty products. The results included within the Other segment are not material to the Company’s consolidated results of operations.

Results of Operations

Consolidated Net Sales:

Third quarter results:
Consolidated net sales in the third quarter of 2017 were $666.5 million, a $61.7 million increase, or 10.2%, as compared to $604.8 million in the third quarter of 2016. Excluding the $4.2 million favorable FX impact, consolidated net sales increased by $57.5 million, or 9.5%, during the third quarter of 2017. The XFX increase in the third quarter of 2017 was primarily driven by a $112.9 million increase in net sales as a result of the Elizabeth Arden Acquisition completed in September 2016; partially offset by a $37.5 million, or 10.9%, decrease in Consumer segment net sales and a $14.6 million, or 12.3%, decrease in Professional segment net sales.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:
Consolidated net sales in the first nine months of 2017 were $1,907.1 million, a $373.8 million increase, or 24.4%, as compared to $1,533.3 million in the first nine months of 2016. Excluding the $3.8 million unfavorable FX impact, consolidated net sales increased by $377.7 million, or 24.6%, during the first nine months of 2017. The XFX increase in the first nine months of 2017 was primarily driven by a $504.1 million increase in net sales as a result of the Elizabeth Arden Acquisition completed in September 2016; partially offset by a $86.9 million, or 8.5%, decrease in Consumer segment net sales and a $36.9 million, or 10.3%, decrease in Professional segment net sales.
See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation costs; (iv) charges related to the Elizabeth Arden 2016 Business Transformation Program; and (v) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 14, "Segment Data and Related Information," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following table provides a comparative summary of the Company's segment results for the three months ended September 30, 2017 and 2016:

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2017	2016	$	%	$	%	2017	2016	$	%	$	%
Consumer	$306.7	$342.8	$(36.1)	(10.5)%	$(37.5)	(10.9)%	$33.0	$81.0	$(48.0)	(59.3)%	$(48.0)	(59.3)%
Elizabeth Arden(b)	248.1	135.2	112.9	83.5%	112.9	83.5%	31.6	32.5	(0.9)	(2.8)%	(0.9)	(2.8)%
Professional	107.0	118.8	(11.8)	(9.9)%	(14.6)	(12.3)%	18.9	23.7	(4.8)	(20.3)%	(5.1)	(21.5)%
Other	4.7	8.0	(3.3)	(41.3)%	(3.3)	(41.3)%	(1.0)	(0.1)	(0.9)	(900.0)%	(0.9)	(900.0)%
Total	$666.5	$604.8	$61.7	10.2%	$57.5	9.5%	$82.5	$137.1	$(54.6)	(39.8)%	$(54.9)	(40.0)%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) 2016 Net Sales and Segment Profit represent results for the partial period of September 7, 2016 through September 30, 2016.
The following table provides a comparative summary of the Company's segment results for the nine months ended September 30, 2017 and 2016:

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2017	2016	$	%	$	%	2017	2016	$	%	$	%
Consumer	$932.8	$1,022.3	$(89.5)	(8.8)%	$(86.9)	(8.5)%	$134.5	$220.4	$(85.9)	(39.0)%	$(85.3)	(38.7)%
Elizabeth Arden(b)	639.3	135.2	504.1	372.9%	504.1	372.9%	65.5	32.5	33.0	101.5%	33.0	101.5%
Professional	320.4	357.2	(36.8)	(10.3)%	(36.9)	(10.3)%	44.5	73.4	(28.9)	(39.4)%	(29.4)	(40.1)%
Other	14.6	18.6	(4.0)	(21.5)%	(2.6)	(14.0)%	(2.5)	(0.9)	(1.6)	(177.8)%	(1.9)	(211.1)%
Total	$1,907.1	$1,533.3	$373.8	24.4%	$377.7	24.6%	$242.0	$325.4	$(83.4)	(25.6)%	$(83.6)	(25.7)%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) 2016 Net Sales and Segment Profit represent results for the partial period of September 7, 2016 through September 30, 2016.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consumer Segment
Third quarter results:
Consumer segment net sales in the third quarter of 2017 were $306.7 million, a $36.1 million or 10.5% decrease, compared to $342.8 million in the third quarter of 2016. Excluding the $1.4 million favorable FX impact, total Consumer net sales in the third quarter of 2017 decreased by $37.5 million, or 10.9%, compared to the third quarter of 2016. This decrease was primarily driven by continuing consumption declines in core beauty categories in the mass retail channel in North America, inventory de-stocking by certain retail customers and higher sales returns and incentives, which had a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics and SinfulColors color cosmetics, partially offset by strong sales growth internationally for Revlon color cosmetics.
Consumer segment profit in the third quarter of 2017 was $33.0 million, a $48.0 million, or 59.3%, decrease, as compared to $81.0 million in the third quarter of 2016. This decrease was primarily driven by lower gross profit as a result of the net sales declines in North America, higher sales returns and incentives, as well as higher brand support.

Year-to-date results:
Consumer segment net sales in the first nine months of 2017 were $932.8 million, a $89.5 million or 8.8% decrease, compared to $1,022.3 million in the first nine months of 2016. Excluding the $2.6 million unfavorable FX impact, total Consumer net sales in the first nine months of 2017 decreased by $86.9 million, or 8.5%, compared to the first nine months of 2016. This decrease was primarily driven by continuing consumption declines in core beauty categories in the mass retail channel in North America, which had a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics and SinfulColors color cosmetics, as well as higher sales returns and incentives. These net sales decreases were partially offset by continued net sales growth internationally for Revlon color cosmetics.
Consumer segment profit in the first nine months of 2017 was $134.5 million, a $85.9 million, or 39.0%, decrease, as compared to $220.4 million in the first nine months of 2016. Excluding the $0.6 million unfavorable FX impact, Consumer segment profit in the first nine months of 2017 decreased by $85.3 million, or 38.7%, compared to the first nine months of 2016. This decrease was primarily driven by lower gross profit as a result of the net sales declines in North America and higher sales returns and incentives, partially offset by lower brand support expenses.

Elizabeth Arden Segment

Third quarter and Year-to-date results:

The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on September 7, 2016. As such, the results for the three and nine months ended September 30, 2016 reflect only amounts for the partial period of September 7, 2016 through September 30, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the three and nine months ended September 30, 2017 is not included in this Form 10-Q, as the Company does not have full comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment

Third quarter results:
Professional segment net sales in the third quarter of 2017 were $107.0 million, a $11.8 million or 9.9% decrease, as compared to $118.8 million in the third quarter of 2016. Excluding the $2.8 million favorable FX impact, total Professional segment net sales in the third quarter of 2017 decreased by $14.6 million, or 12.3%, as compared to the third quarter of 2016. This decrease was driven primarily by continued net sales declines of CND nail products, as well as American Crew men's grooming products, as the Company continues its efforts to manage trade inventory for the American Crew brand.
Professional segment profit in the third quarter of 2017 was $18.9 million, a $4.8 million or 20.3% decrease, as compared to $23.7 million in the third quarter of 2016. This decrease was primarily driven by lower gross profit as a result of declines in net sales, partially offset by lower brand support expenses.

Year-to-date results:
Professional segment net sales in the first nine months of 2017 were $320.4 million, a $36.8 million or 10.3% decrease, as compared to $357.2 million in the first nine months of 2016. Excluding the $0.1 million favorable FX impact, total Professional segment net sales in the first nine months of 2017 decreased by $36.9 million, or 10.3%, as compared to the first nine months of

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2016. This decrease was driven primarily by lower net sales of CND nail products and American Crew men's grooming products, partially offset by higher net sales of Revlon Professional hair products.
Professional segment profit in the first nine months of 2017 was $44.5 million, a $28.9 million or 39.4% decrease, as compared to $73.4 million in the first nine months of 2016, primarily driven by the lower net sales, partially offset by lower brand support expenses.

Geographic Results:
The following tables provide a comparative summary of the Company's net sales by region for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change			XFX Change (a)
	2017	2016	$	%		$	%
Consumer
North America	$157.5	$210.8	$(53.3)	(25.3)%		$(53.8)	(25.5)%
International	149.2	132.0	17.2	13.0%		16.3	12.3%
Elizabeth Arden(c)
North America	$143.6	$87.6	$56.0	63.9%		$56.0	63.9%
International	104.5	47.6	56.9	119.5%		56.9	119.5%
Professional
North America	$42.1	$56.1	$(14.0)	(25.0)%		$(14.2)	(25.3)%
International	64.9	62.7	2.2	3.5%		(0.4)	(0.6)%
Other
North America	$—	$—	$—	N.M.	(b)	$—	N.M.
International	4.7	8.0	(3.3)	(41.3)%		(3.3)	(41.3)%
Total Net Sales	$666.5	$604.8	$61.7	10.2%		$57.5	9.5%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) N.M. - Not meaningful
(c) 2016 Net Sales and Segment Profit represent results for the partial period of September 7, 2016 through September 30, 2016.

The following tables provide a comparative summary of the Company's net sales by region for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Change			XFX Change (a)
	2017	2016	$	%		$	%
Consumer
North America	$534.8	$656.7	$(121.9)	(18.6)%		$(122.2)	(18.6)%
International	398.0	365.6	32.4	8.9%		35.3	9.7%
Elizabeth Arden(c)
North America	$339.4	$87.6	$251.8	287.4%		$251.8	287.4%
International	299.9	47.6	252.3	530.0%		252.3	530.0%
Professional
North America	$129.4	$167.0	$(37.6)	(22.5)%		$(37.6)	(22.5)%
International	191.0	190.2	0.8	0.4%		0.7	0.4%
Other
North America	$—	$—	$—	N.M.	(b)	$—	N.M.
International	14.6	18.6	(4.0)	(21.5)%		(2.6)	(14.0)%
Total Net Sales	$1,907.1	$1,533.3	$373.8	24.4%		$377.7	24.6%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) N.M. - Not meaningful
(c) 2016 Net Sales and Segment Profit represent results for the partial period of September 7, 2016 through September 30, 2016.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consumer Segment
Third quarter results:
North America
In North America, Consumer segment net sales in the third quarter of 2017 decreased by $53.3 million, or 25.3%, to $157.5 million, as compared to $210.8 million in the third quarter of 2016. Excluding the $0.5 million favorable FX impact, Consumer segment net sales in North America in the third quarter of 2017 decreased by $53.8 million, or 25.5%, as compared to the third quarter of 2016. This decrease was primarily due to declines in the U.S. mass retail channel driven by continuing declines in consumption across several beauty categories, as well as higher sales returns and incentives, all of which resulted in declines in net sales of Revlon color cosmetics and Almay color cosmetics.

International
Internationally, Consumer segment net sales in the third quarter of 2017 increased by $17.2 million, or 13.0%, to $149.2 million, as compared to $132.0 million in the third quarter of 2016. Excluding the $0.9 million favorable FX impact, Consumer segment International net sales in the third quarter of 2017 increased by $16.3 million, or 12.3%, as compared to the third quarter of 2016. This increase was driven primarily by higher net sales of Revlon color cosmetics and Mitchum anti-perspirant deodorant products. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in certain distributor territories, as well as Japan, Hong Kong and Australia.

Year-to-date results:
North America
In North America, Consumer segment net sales in the first nine months of 2017 decreased by $121.9 million, or 18.6%, to $534.8 million, as compared to $656.7 million in the first nine months of 2016. Excluding the $0.3 million favorable FX impact, Consumer segment net sales in North America in the first nine months of 2017 decreased by $122.2 million, or 18.6%, as compared to the first nine months of 2016. This decrease was primarily due to declines in the U.S. mass retail channel driven by declines in consumption across several beauty categories. The net sales of Revlon color cosmetics, Almay color cosmetics and SinfulColors color cosmetics all declined in the first nine months of 2017 compared to the first nine months of 2016.

International
Internationally, Consumer segment net sales in the first nine months of 2017 increased by $32.4 million, or 8.9%, to $398.0 million, as compared to $365.6 million in the first nine months of 2016. Excluding the $2.9 million unfavorable FX impact, Consumer segment International net sales in the first nine months of 2017 increased by $35.3 million, or 9.7%, as compared to the first nine months of 2016. This increase was driven by higher net sales of Revlon color cosmetics, Mitchum anti-perspirant deodorant products and Cutex nail care products. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in certain distributor territories, as well as Japan, Hong Kong and Australia.

Elizabeth Arden Segment
Third quarter and Year-to-date results:
The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on September 7, 2016. As such, the results for the three and nine months ended September 30, 2016 reflect only amounts for the partial period of September 7, 2016 through September 30, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment for the three and nine months ended September 30, 2017 is not included in this Form 10-Q, as the Company does not have full comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment
Third quarter results:
North America
In North America, Professional segment net sales in the third quarter of 2017 decreased by $14.0 million, or 25.0%, to $42.1 million, as compared to $56.1 million in the third quarter of 2016. Excluding the $0.2 million favorable FX impact, Professional segment net sales in North America in the third quarter of 2017 decreased by $14.2 million, or 25.3%, as compared to the third quarter of 2016. This decrease was primarily driven by declines in net sales of CND nail products, as well as American Crew men's grooming products, as the Company continues its efforts to manage trade inventory for the American Crew brand.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Professional segment net sales in the third quarter of 2017 increased by $2.2 million, or 3.5%, to $64.9 million, as compared to $62.7 million in the third quarter of 2016. Excluding the $2.6 million favorable FX impact, Professional segment International net sales were essentially flat.

Year-to-date results:
North America
In North America, Professional segment net sales in the first nine months of 2017 decreased by $37.6 million, or 22.5%, to $129.4 million, as compared to $167.0 million in the first nine months of 2016. This decrease was primarily driven by declines in net sales of CND nail products and American Crew men's grooming products.

International

Internationally, Professional segment net sales in the first nine months of 2017 increased by $0.8 million, or 0.4%, to $191.0 million, as compared to $190.2 million in the first nine months of 2016. Excluding the $0.1 million favorable FX impact, Professional segment International net sales increased by $0.7 million, or 0.4%, in the first nine months of 2017, as compared to the first nine months of 2016, as increases in net sales of Revlon Professional hair products and American Crew men's grooming products, were mostly offset by lower net sales of CND nail products. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in Russia, Italy and France.

Gross profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Gross profit	$376.2	$361.4	$14.8	$1,083.5	$964.5	$119.0
Percentage of net sales	56.4%	59.8%	(3.4)%	56.8%	62.9%	(6.1)%
Gross profit increased by $14.8 million in the third quarter of 2017, as compared to the third quarter of 2016. Gross profit decreased as a percentage of net sales in the third quarter of 2017 by 3.4 percentage points, as compared to the third quarter of 2016. The drivers of the decrease in gross profit as a percentage of net sales in the third quarter of 2017, as compared to the third quarter of 2016, primarily included:

•	the inclusion of gross profit from the Elizabeth Arden Acquisition, which decreased gross profit by 3.0 percentage points;

•	unfavorable product mix, which decreased gross profit by 0.2 percentage points; and

•	higher sales returns reserves, which decreased gross profit by 0.1 percentage points.

Unfavorable volume decreased gross profit by $26 million, with no impact on gross profit as a percentage of net sales.

Gross profit increased by $119.0 million in the first nine months of 2017, as compared to the first nine months of 2016. Gross profit decreased as a percentage of net sales in the first nine months of 2017 by 6.1 percentage points, as compared to the first nine months of 2016. The drivers of the decrease in gross profit as a percentage of net sales in the first nine months of 2017, as compared to the first nine months of 2016, primarily included:

•	the inclusion of gross profit from the Elizabeth Arden Acquisition, which decreased gross profit by 3.8 percentage points;

•	higher sales allowances, which decreased gross profit by 1.3 percentage points;

•	unfavorable product mix, which decreased gross profit by 0.6 percentage points;

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, which reduced gross profit by 0.2 percentage points; and

•	the unfavorable impact of less overhead absorption during the third quarter of 2017, which decreased gross profit by 0.1 percentage points.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Unfavorable volume decreased gross profit by $64 million, with no impact on gross profit as a percentage of net sales.

SG&A expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
SG&A expenses	$362.6	$285.7	$76.9	$1,075.3	$792.8	$282.5
SG&A expenses increased by $76.9 million in the third quarter of 2017, as compared to the third quarter of 2016, primarily driven by:

•	the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, which contributed $84.6 million to the increase in SG&A expenses;
with the foregoing partially offset by:

•	lower general and administrative expenses of $12.5 million, primarily due to lower incentive compensation expense.

SG&A expenses increased by $282.5 million in the first nine months of 2017, as compared to the first nine months of 2016, primarily driven by:

•	the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, which contributed $308.5 million to the increase in SG&A expenses;
with the foregoing partially offset by:

•	a $18.4 million decrease in brand support expenses, primarily within the Consumer segment, due to the decline in net sales; and

•	lower general and administrative expenses of $8.1 million, primarily due to lower incentive compensation expense.

Acquisition and Integration Costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Acquisition Costs	$0.8	$13.4	$(12.6)	$2.8	$19.4	$(16.6)
Integration Costs	11.9	20.1	(8.2)	37.4	20.1	17.3
Total acquisition and integration costs	$12.7	$33.5	$(20.8)	$40.2	$39.5	$0.7

The Company incurred $12.7 million of acquisition and integration costs in the third quarter of 2017, consisting primarily of $0.8 million of acquisition costs and $11.8 million of integration costs related to the integration of Elizabeth Arden. The acquisition costs primarily included legal fees directly attributable to the Elizabeth Arden Acquisition. The integration costs consisted of non-restructuring costs related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees, lease termination costs and employee related costs.
The Company incurred $33.5 million of acquisition and integration costs in the third quarter of 2016, primarily related to the Elizabeth Arden Acquisition.
The Company incurred $40.2 million of acquisition and integration costs in the first nine months of 2017, consisting primarily of $0.8 million of acquisition costs and $37.3 million of integration costs related to the integration of Elizabeth Arden. The acquisition costs primarily included legal fees directly attributable to the Elizabeth Arden Acquisition. The integration costs consisted of non-restructuring costs related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees, lease termination costs and employee related costs.
The Company incurred $39.5 million of acquisition and integration costs in the first nine months of 2016, primarily related to the Elizabeth Arden Acquisition.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Restructuring charges and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Restructuring charges and other, net	$6.4	$0.5	$5.9	$11.3	$2.3	$9.0

EA Integration Restructuring Program

During the third quarter of 2017, the Company recorded charges totaling $9.9 million related to restructuring and related actions under the EA Integration Restructuring Program. Of this $9.9 million: (a) charges of $9.3 million were recorded in restructuring charges and included lease termination costs of approximately $3.9 million; (b) charges of 0.3 million were recorded in SG&A expenses; and (c) charges of $0.3 million were recorded in cost of sales.

During the first nine months of 2017, the Company recorded charges totaling $15.6 million related to restructuring and related actions under the EA Integration Restructuring Program. Of this $15.6 million: (a) charges of $14.1 million were recorded in restructuring charges and included lease termination costs of approximately $3.9 million; (b) charges of $1.0 million were recorded in SG&A expenses; and (c) charges of $0.5 million were recorded in cost of sales.

The Company expects approximately $55 million to $60 million of synergies and cost reductions to benefit 2017 from the EA Integration Restructuring Program and annualized synergies and cost reductions of approximately $190 million to be achieved over a multi-year period. During the three and nine months ended September 30, 2017, the Company realized approximately $18.0 million and $42.0 million, respectively, of these synergies and cost-reductions, which primarily benefited the Elizabeth Arden segment results and reduced the Company’s corporate-level SG&A expenses.

2015 Efficiency Program

During the third quarter of 2017, the Company performed a review of the 2015 Efficiency Program and determined that employees in certain positions that were initially identified to be eliminated would continue to be employed by the Company in varying positions in connection with integrating the Elizabeth Arden and Revlon organizations. As a result, the Company reversed approximately $3.2 million in previously accrued restructuring charges recognized in connection with the 2015 Efficiency Program.

During the three and nine months ended September 30, 2016, the Company recognized $0.5 million and $2.3 million, respectively, of restructuring charges and other, net, in connection with the 2015 Efficiency Program.

See Note 3, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion.

Interest expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Interest expense	$38.6	$27.4	$11.2	$110.3	$69.3	$41.0
The $11.2 million increase in interest expense in the third quarter of 2017, as compared to the third quarter of 2016, and the $41.0 million increase in interest expense in the first nine months of 2017, as compared to the first nine months of 2016, were primarily due to higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in connection with the Elizabeth Arden Acquisition and the complete refinancing and repayment of Products Corporation’s then-existing 2011 term loan (the "2011 Term Loan") and 2013 term loan (the "Old Acquisition Term Loan" and together with the 2011 Term Loan, the "Old Term Loan Facility") that was incurred in connection with completing the October 2013 acquisition of The Colomer Group Participations, S.L. (the "Colomer Acquisition”), as well as $178.5 million of higher borrowings under the 2016 Revolving Credit Facility.

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency (gains) losses, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Foreign currency (gains) losses, net	$(3.1)	$1.2	$(4.3)	$(16.8)	$6.3	$(23.1)

The $4.3 million increase in foreign currency gains, net, during the third quarter of 2017, as compared to the third quarter of 2016, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar intercompany payables and foreign currency denominated receivables, partly offset by unrealized losses on derivative financial instruments.

The $23.1 million increase in foreign currency gains, net, during the first nine months of 2017, as compared to the first nine months of 2016, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar intercompany payables and foreign currency receivables, partly offset by unrealized losses on derivative financial instruments.

Provision for income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
(Benefit from) provision for income taxes	$(10.8)	$(0.4)	$(10.4)	$(37.8)	$16.0	$(53.8)
The Company's benefit from income taxes increased by $10.4 million in the third quarter of 2017, as compared to the third quarter of 2016, primarily due to the pre-tax loss from continuing operations in the third quarter of 2017.

The Company's provision for income taxes decreased by $53.8 million in the first nine months of 2017, as compared to the first nine months of 2016, primarily due to the pre-tax loss from continuing operations in the first nine months of 2017.

The Company's effective tax rate for the three months ended September 30, 2017 was lower than the 35% federal statutory rate as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S., partially offset by the effect of certain favorable discrete items.

The Company's effective tax rate for the nine months ended September 30, 2017 was lower than the 35% federal statutory rate as a result of the level and mix of earnings between jurisdictions, foreign dividends and earnings taxable in the U.S. and state and local taxes, partially offset by the effect of certain favorable discrete items.

The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At September 30, 2017, the Company had a liquidity position of $204.6 million, consisting of $79.0 million of unrestricted cash and cash equivalents, as well as $125.6 million in available borrowings under Products Corporation's $400.0 million 2016 Revolving Credit Facility, based upon the borrowing base of $400.0 million, less $10.0 million of outstanding undrawn letters of credit, $20.5 million of outstanding checks and $243.9 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date.
The Company’s foreign operations held $75.4 million out of the total $79.2 million in cash and cash equivalents (net of any outstanding checks) as of September 30, 2017. The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During 2017, the Company repatriated funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries. The Company believes that the cash generated by its domestic operations, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.

Changes in Cash Flows
At September 30, 2017, the Company had cash and cash equivalents of $79.2 million, compared with $186.8 million at December 31, 2016. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(274.2)	$(68.2)
Net cash used in investing activities	(69.5)	(1,061.3)
Net cash provided by financing activities	226.7	898.2
Effect of exchange rate changes on cash and cash equivalents	9.4	3.6

Operating Activities
Net cash used in operating activities was $274.2 million and $68.2 million for the first nine months of 2017 and 2016, respectively. The increase in cash used in the first nine months of 2017, compared to the first nine months of 2016, was primarily driven by higher inventory balances; higher interest payments as a result of increased debt incurred in the third quarter of 2016 in connection with financing and consummating the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility; higher payments for restructuring, acquisition and integration costs in connection with the EA Integration Restructuring Program during the first nine months of 2017; and higher purchases of permanent displays and capital expenditures, partially offset by favorable changes in working capital.

Investing Activities
Net cash used in investing activities was $69.5 million and $1,061.3 million for the first nine months of 2017 and 2016, respectively, which included $69.5 million and $33.1 million of cash used for capital expenditures, respectively. Capital expenditures in the first nine months of 2017 included approximately $22 million for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by financing activities was $226.7 million and $898.2 million for the first nine months of 2017 and 2016, respectively.
Net cash provided by financing activities for the first nine months of 2017 primarily included:

•	$243.9 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$13.5 million of repayments under the 2016 Term Loan Facility.

Net cash used in financing activities for the first nine months of 2016 primarily included:

•	cash proceeds received in connection with originating the 2016 Term Loan Facility, in the aggregate principal amount of $1,800.0 million, or $1,791.0 million, net of discounts;

•	cash proceeds received in connection with issuance of the 6.25% Senior Notes, in the aggregate principal amount of $450.0 million; and

•	borrowings under the 2016 Revolving Credit Facility of $65.4 million;
with the foregoing partially offset by:

•	$658.6 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan;

•	$651.4 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan;

•
(i) $45.0 million of fees incurred in connection with originating the 2016 Term Loan Facility; (ii) $5.7 million of fees incurred in connection with originating the 2016 Revolving Credit Facility; and (iii) $10.9 million of fees incurred in connection with issuing Products Corporation's 6.25% Senior Notes;

•	a $23.2 million required excess cash flow prepayment made under the Old Term Loan Facility, as discussed below;

•	$3.4 million of scheduled amortization payments on the Old Acquisition Term Loan;

•	$2.7 million utilized for the repurchase of shares from a former executive; and

•	a $2.6 million decrease in short-term borrowings and overdraft.

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

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Facilities as of September 30, 2017. At September 30, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,782.0 million and $243.9 million, respectively. Availability under the $400.0 million 2016 Revolving Credit Facility as of September 30, 2017, based upon the calculated borrowing base of $400.0 million, less $10.0 million of outstanding undrawn letters of credit, $20.5 million of outstanding checks and $243.9 million then drawn on the 2016 Revolving Credit Facility, was $125.6 million.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of September 30, 2017.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including expenses in connection with the continued execution of the Company’s business strategy; payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2017 were $5.8 million. The Company expects cash contributions to its pension and post-retirement benefit plans to be approximately $10 million in the aggregate for 2017. The Company’s cash taxes paid, net of refunds, in the first nine months of 2017 were $11.1 million. The Company expects to pay cash taxes of approximately $10 million to $15 million in the aggregate during 2017. The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2017 were $37.3 million and $69.5 million, respectively. The Company expects purchases of permanent wall displays to be approximately $65 million to $75 million during 2017 and expects capital expenditures to be approximately $100 million to $120 million in 2017. Capital expenditures for 2017 include approximately $50 million of expected spend for the EA Integration Restructuring Program, $22 million of which were incurred through September 30, 2017.
As a result of the EA Integration Restructuring Program, as well as other actions that the Company is continuing to evaluate related to integrating the Elizabeth Arden organization into the Company’s business, such as through the elimination of duplicative functions, leveraging purchasing scale and optimizing the manufacturing and distribution networks of the combined company, the Company currently expects to realize over a multi-year period annualized synergies and cost reductions of approximately $190 million, with approximately $55 million to $60 million of synergies and cost reductions from the EA Integration Restructuring Program expected to benefit 2017. In order to capture these annualized cost reductions, the Company anticipates that it will incur, over a multi-year period, approximately $100 million to $110 million of additional integration-related capital expenditures and approximately $70 million to $80 million of non-restructuring integration costs. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
Continuing to execute the Company’s business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
The Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
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
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products; inventory management and/or de-stocking by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, capital expenditures, restructuring and severance costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts from time-to-time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2017, the FX Contracts outstanding had a notional amount of $162.5 million and a net liability fair value of $2.4 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap initially had a floor of 1% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% over the remaining balance of the three-year term of the 2013 Interest Rate Swap). At September 30, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $1.9 million and $4.7 million, respectively.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, or the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $2.1 million, or $1.2 million net of tax, at September 30, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.5 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2017, there were no material changes to the Company's total contractual cash obligations, as set forth in

REVLON, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the contractual obligations and commercial commitments disclosure included in Revlon's 2016 Form 10-K. The Company has recently extended its domestic vendor payment terms to better reflect industry standards. The extension became effective during the fourth quarter of 2017.

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

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates primarily under Products Corporation's 2016 Senior Credit Facilities. The Company manages interest rate risk through a combination of fixed and floating rate debt. The Company from time-to-time makes use of derivative financial instruments to adjust its fixed and floating rate ratio, such as with the 2013 Interest Rate Swap. The Company does not hold or issue financial instruments for trading purposes.
The qualitative and quantitative information presented in Item 7A of Revlon's 2016 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2016. The following tables present this information as required by Item 7A as of September 30, 2017.

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value September 30, 2017
Debt
Short-term variable rate (third-party - various currencies)	$10.0						$10.0	$10.0
Average interest rate (a)	3.9%
Short-term fixed rate (third party - EUR)	$1.8						$1.8	$1.8
Average interest rate	11.8%
Long-term fixed rate (third party - USD)					$500.0	$450.0	$950.0	$780.6
Average interest rate					5.75%	6.25%
Long-term fixed rate (third party - EUR)	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5	$0.5
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (b)	$248.4	$18.0	$18.0	$18.0	$18.0	$1,705.5	$2,025.9	$1,834.3
Average interest rate (a)(c)	3.0%	5.1%	5.2%	5.3%	5.4%	5.6%
Total debt	$260.2	$18.1	$18.1	$18.1	$518.1	$2,155.6	$2,988.2	$2,627.2

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at September 30, 2017.

(b)	Includes total quarterly amortization payments required within each year under the 2016 Term Loan Facility and the borrowings under the 2016 Revolving Credit Facility.

(c)
At September 30, 2017, the interest rate for the 2016 Term Loan Facility was the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.50% per annum (with the Eurodollar Rate not to be less than 0.75%). At September 30, 2017, the interest rate for the 2016 Revolving Credit Facility was 2.9% per annum, which is based on the Eurodollar Rate plus applicable margin as defined in the Company's 2016 Form 10-K.

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of September 30, 2017, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by approximately $16.6 million.
At September 30, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $1.9 million and $4.7 million, respectively. See "Financial Condition, Liquidity and Capital Resources - Derivative Financial Instruments" for additional detail on the 2013 Interest Rate Swap.
As a result of completely refinancing the Old Acquisition Term Loan in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer match the terms of the underlying debt under the 2016 Term Loan Facility. At the De-designation Date, the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap,

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

changes in fair value will be accounted for as a component of other non-operating expenses. Accumulated deferred losses of $2.1 million, or $1.2 million net of tax, at September 30, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized to earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.

Exchange Rate Sensitivity

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. In addition, a portion of the Company's borrowings are denominated in foreign currencies, which are also subject to market risk associated with exchange rate movement. The Company, from time-to-time, hedges major foreign currency cash exposures through foreign exchange forward and option contracts. Products Corporation enters into these contracts with major financial institutions in an attempt to minimize counterparty risk. These contracts generally have a duration of less than 12 months and are primarily against the U.S. Dollar. In addition, Products Corporation enters into foreign currency swaps to hedge intercompany financing transactions. The Company does not hold or issue financial instruments for speculative or trading purposes.

Forward Contracts (“FC”)	Average Contractual Rate $/FC	U.S. Dollar Equivalent Notional Amount	Contract Value September 30, 2017	Asset (Liability) Fair Value September 30, 2017
Sell British Pound/Buy USD	1.2952	33.6	32.4	(1.2)
Sell Canadian Dollars/Buy USD	0.7803	31.3	30.4	(0.9)
Sell Australian Dollars/Buy USD	0.7736	30.9	30.6	(0.3)
Buy Mexican Peso/Sell USD	0.0534	12.8	12.9	0.1
Sell Euro/Buy USD	1.0780	2.1	1.9	(0.2)
Buy Euro/Sell USD	1.1779	14.1	14.2	0.1
Sell USD/Buy Swiss Franc	1.0378	10.5	10.5	—
Sell Japanese Yen/Buy USD	0.0091	7.7	7.9	0.2
Sell South African Rand/Buy USD	0.0746	1.2	1.2	—
Sell Danish Krone/Buy USD	0.1550	4.8	4.6	(0.2)
Buy Australian Dollars/Sell NZ dollars	1.0838	3.4	3.4	—
Buy Euro/Sell British Pound	0.8885	7.0	7.0	—
Sell New Zealand Dollars/Buy USD	0.7315	1.8	1.8	—
Sell USD/Buy British Pound	1.3395	1.3	1.3	—
Total forward contracts		$162.5	$160.1	$(2.4)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the interim period ended September 30, 2017, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)
the Company's future financial performance and/or sales growth, including, without limitation, the Company's anticipation of achieving growth through opportunities presented by the combined Company's expanded sales channels and geographies, a broadened product portfolio and cost synergy opportunities;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and acquisition-related integration costs, capital expenditures, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring and severance costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that the continued execution of its business strategy could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the Cutex Acquisitions (including the Company's belief that such acquisition enhances and complements the Company's existing brand portfolio of nail care products) and/or the Elizabeth Arden Acquisition, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s belief that it is building a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty, that it has strategic brand builders developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty and that it strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth and the Company’s belief in its strategy that is based on three key pillars: (a) strengthening our portfolio of brands by: continuing to develop the leadership and aspiration for our flagship brands; Revlon, Elizabeth Arden and Almay; continuing to develop our product offerings across beauty segments with a focus on large and/or fast growing categories; leveraging our creativity, insights and agility to accelerate innovation to develop trend-relevant and first-of-its kind beauty solutions; delighting our customers with high performing products, superior services and unique experiences that exceed their expectations; and continuing to communicate our brand's heritage, expertise and purpose to create authentic, meaningful and lasting connections with consumers of all ages; (b) strategically expanding consumer's access to our brands by: taking steps to ensure that consumers have real-time access to our brands wherever and however they shop for beauty; strengthening and diversifying our channels, especially direct to consumer; accelerating our development in high-growth channels, with a focus on specialty, e-commerce and m-commerce; continuing to win in traditional channels (including mass, drug, selective and department stores) and expanding our combined reach into travel retail; and strengthening our position in the U.S., to ensure our growth base, and expanding into untapped geographic regions, with a focus on growth in Asia; and (c) developing a cost structure that fuels investment in our brands by: growing profitably and improving our operating performance; aligning our strategic investments behind the biggest growth opportunities and innovation that differentiates our brands; continuing to improve our category mix by shifting toward higher gross margin categories (e.g., skin care and fragrance); reducing sales returns, markdowns and inventory levels; and continuing to optimize our resource allocation;

(v)
certain beliefs and expectations regarding actions that the Company is pursuing to enhance and accelerate its e-commerce and social media penetration, such as the following: (a) the Company’s belief that the shift in consumer behavior (such that changes in consumer shopping patterns for beauty products in which consumers have continued to increasingly engage with beauty brands through e-commerce and other social media channels have resulted in slower retail traffic in brick-and-mortar stores in the mass retail channel in North America) which has resulted in continuing declines in the brick-and-mortar retail channel will persist over time; (b) the Company’s expectation that, to address the pace and impact of this new commercial landscape, the Company’s shifting of its brand marketing spend toward enhancing its e-commerce and social media capabilities will ensure that consumers have real-time access to our brands wherever and however they shop for beauty and facilitate increased penetration of e-commerce and social media channels; (c) the Company’s belief that its renewed focus on e-commerce and its evolving marketing and sales initiatives will support the foundation for driving a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; (d) the Company's plan to (1) develop and implement effective content to enhance its online retail position; (2) improve its consumer engagement across social media platforms; and (3) transform its technology and data to support efficient management of its digital infrastructure; and (e) the Company’s belief that while executing these strategic initiatives may increase the Company’s expenses and debt, they are expected to have a long-term positive impact on the Company’s overall revenues and profitability;

(vi)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities; including, without limitation, the Company’s expectation (a) that the 2015 Efficiency Program will drive certain organizational efficiencies across the Company's Consumer and Professional segments and reduce general and administrative expenses within the Consumer and Professional segments; and that cash payments related to the 2015 Efficiency Program will total approximately $7.6 million, including $0.2 million for capital expenditures (which capital expenditures are excluded from total restructuring and related charges expected to be recognized for the 2015 Efficiency Program), of which $6.1 million was paid through 2016, $7.0 million was paid through September 30, 2017 and the remaining balance is expected to be paid by the end of 2017;

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

(xiv)
the Company's belief that the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and its plans to vigorously defend against them and its belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xv)	certain estimates used by management in estimating the fair value of the assets acquired in the Elizabeth Arden Acquisition; and

(xvi)
the Company's expected benefits and other impacts from the Elizabeth Arden Acquisition, including, without limitation: (a) as a result of the EA Integration Restructuring Program, as well as other actions related to integrating the Elizabeth Arden organization into the Company’s business, achieving annualized synergies and cost reductions of approximately $190 million over a multi-year period, with approximately $55 million to $60 million of synergies and cost reductions expected to benefit 2017 from the EA Integration Restructuring Program; (b) incurring, over a multi-year period, approximately $100 million to $110 million of integration-related capital expenditures and approximately $70 million to $80 million of non-restructuring integration costs related to these actions; and (c) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company’s SG&A expenses) and eliminating approximately 350 positions worldwide and (2) recognizing approximately $65 million to $75 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (i) approximately $40 million to $50 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

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

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third party suppliers; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, synergy and integration program costs and expenses related to the Elizabeth Arden Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with the continued execution of the Company’s business strategy or lower than expected revenues or the inability to create value through improving our financial performance as a result of such strategy, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to integrate the Elizabeth Arden business which could result in less than expected synergies and/or cost reductions, more than expected costs to achieve the expected synergies and/or cost reductions or delays in achieving the expected synergies and/or cost reductions and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

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

(v)
difficulties, delays in or less than expected results from the Company’s efforts to enhance and accelerate its e-commerce and social media penetration, such as: (a) greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; (b) the Company’s inability to address the pace and impact of this new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; (c) the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; (d) difficulties, delays and/or the Company's inability to (in whole or in part): (1) develop and implement effective content to enhance its online retail position; (2) improve its consumer engagement across social media platforms; and/or (3) transform its technology and data to support efficient management of its digital infrastructure; and/or (e) the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability;

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

(xv)
difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe the expected benefits from the Elizabeth Arden Acquisition, such as (a) the Company’s or the Elizabeth Arden’s respective businesses experiencing disruptions due to management’s focus on executing the business integration activities and/or due to employee uncertainty during the integration transition period or other factors making it more difficult to maintain relationships with customers, suppliers, employees and other business partners; (b) the Company being unable to successfully implement, in whole or in part, its integration strategies, including the possibility that the expected synergies and cost reductions from the Elizabeth Arden Acquisition will not be realized or will not be realized within the expected time period; (c) difficulties, delays or the inability of the Company to successfully complete the EA Integration Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions; (d) difficulties, delays or the inability of the Company to realize, in whole or in part, the anticipated benefits from the EA Integration Restructuring Program, such as difficulties with, delays in or the Company’s inability to generate certain reductions in its SG&A and/or eliminate certain positions; (e) delays in completing the EA Integration Restructuring Program, which could reduce the benefits realized from such activities; (f) higher than anticipated restructuring charges and/or payments in connection with completing the EA Integration Restructuring Program and/or changes in the expected timing of such charges and/or payments; and/or (g) difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe approximately $190 million of multi-year annualized synergies and cost reductions and approximately $55 million to $60 million of synergies and cost reductions to benefit 2017, such as due to the Company being unable to successfully implement integration strategies and/or changes in the timing of realizing such synergies and cost reductions, such as due to less than anticipated liquidity to fund such activities and/or more than expected capital expenditures, non-restructuring integration costs or other costs to achieve the expected synergies and/or cost reductions.

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
The Company believes the allegations contained in the Second Consolidated Amended Class Action Complaint are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and the parties await the Court's decision.
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

Item 5. Other Information

None.

Item 6. Exhibits

*31.1	Certification of Fabian T. Garcia, Chief Executive Officer, dated November 3, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Christopher H. Peterson, Chief Operating Officer, Operations & Chief Financial Officer, dated November 3, 2017, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Fabian T. Garcia, Chief Executive Officer, dated November 3, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)
Certification of Christopher H. Peterson, Chief Operating Officer, Operations & Chief Financial Officer, dated November 3, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 3, 2017

Revlon, Inc.
(Registrant)

By: /s/ Fabian T. Garcia	By: /s/ Christopher H. Peterson
Fabian T. Garcia	Christopher H. Peterson
President,	Chief Operating Officer, Operations &
Chief Executive Officer and Director	Chief Financial Officer