Form 10-K
period 2017-12-31
REVLON INC /DE/
filed 2018-03-15
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $225,291,062.

As of December 31, 2017, 52,646,564 shares of Class A Common Stock were outstanding. At such date, 44,573,187 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting to be held on or about June 7, 2018 are incorporated by reference into Part III of this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2017

1

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
The Company was founded over 86 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
The Company is a leading global beauty company with an iconic portfolio of brands. The Company develops, manufactures, markets, distributes and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, fragrances, skin care, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company continues to build a combined organization that is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has strategic brand builders, developing a diverse portfolio of iconic brands that delight consumers around the world wherever and however they shop for beauty. The Company strives to be an ethical company that values inclusive leadership and is committed to sustainable and responsible growth.

Financial Information about Operating Segments
The Company operates in four reporting segments: the consumer division ("Consumer"); Elizabeth Arden; the professional division ("Professional"); and Other. The Elizabeth Arden segment consists entirely of the business acquired pursuant to Products Corporation's September 7, 2016 acquisition of Elizabeth Arden, Inc. ("Elizabeth Arden," the "Elizabeth Arden Acquisition" and the "Elizabeth Arden Acquisition Date," respectively). The Professional segment consists entirely of the business acquired pursuant to Products Corporation's October 9, 2013 acquisition of The Colomer Group Participations, S.L., a Spanish company now known as Beautyge Participations, S.L. ("Colomer," the "Colomer Acquisition" and the "Colomer Acquisition Date," respectively).
The Company’s Consumer segment is comprised of products that are marketed, distributed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, the Internet/e-commerce, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; Cutex in nail care products; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skin care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are sold in large volume retailers and other retailers, primarily in Spain.
The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics to prestige retailers, the mass retail channel, specialty stores, perfumeries, department stores, boutiques, e-commerce, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and Elizabeth Arden.com e-commerce business under brands such as Skin Illuminating, SUPERSTART, Prevage, Eight Hour, Elizabeth Arden Ceramide and Visible Difference in the Elizabeth Arden skin care brands; Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD in Elizabeth Arden fragrances; Juicy Couture, John Varvatos, All Saints, La Perla and Wildfox in designer fragrances; and Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Shawn Mendes, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, PS Fine Cologne for Men, White Shoulders and Jennifer Aniston in heritage fragrances.
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

REVLON, INC. AND SUBSIDIARIES

For certain information regarding the Company's segments' performance, foreign and domestic operations and classes of similar products, refer to Note 19, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Form 10-K.

REVLON, INC. AND SUBSIDIARIES

Products
The following table sets forth the Company's principal brands that are included in its Consumer, Elizabeth Arden and Professional segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCES		ANTI-PERSPIRANT DEODORANTS	SKIN CARE / BODY CARE
					Owned	Licensed*
Consumer	Revlon	Revlon ColorSilk		Revlon	Charlie		Mitchum	Gatineau
	Almay	Llongueras*			Jean Naté			Natural Honey
SinfulColors
Pure Ice
Cutex

Professional	CND	Revlon Professional	American Crew
		Intercosmo	d:fi
Orofluido
UniqOne
Creme of Nature

Elizabeth Arden	Elizabeth Arden				Curve	Elizabeth Taylor		Visible Difference
					Giorgio Beverly Hills	Britney Spears		SUPERSTART
					Elizabeth Arden White Tea	Christina Aguilera		Elizabeth Arden Pro
					Elizabeth Arden 5th Avenue	Jennifer Aniston		Prevage
					Elizabeth Arden Green Tea	PS Fine Cologne for Men		Eight Hour
					Elizabeth Arden Red Door	Geoffrey Beene		Elizabeth Arden Ceramide
					Elizabeth Arden Always Red	Lucky Brand		Skin Illuminating
Ed Hardy
Alfred Sung
Juicy Couture
John Varvatos
Halston
White Shoulders
Wildfox
Mariah Carey
Shawn Mendes
All Saints
La Perla
Tapout
*Licensed from a third party

REVLON, INC. AND SUBSIDIARIES

The Company operates in four operating segments: Consumer; Elizabeth Arden; Professional; and Other, which also comprise the Company's reportable segments. For certain information regarding the Company's segments and domestic and foreign operations, refer to Note 19, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Form 10-K. A further discussion of the Company's brands by segment appears below.
Consumer Segment:
The Company’s Consumer segment includes cosmetics, hair color and hair care, beauty tools, fragrances, anti-perspirant deodorants and skin care products sold in approximately 150 countries in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally.
Cosmetics - The Company manufactures and markets a broad range of cosmetics, including face, lip, eye and nail products. Certain of the Company’s products incorporate patented, patent-pending or proprietary technology into their production, formulation or design. See "Research and Development" for more information.

•
Revlon: The Company sells a broad range of cosmetics under its flagship Revlon brand, which are designed to fulfill consumer wants and needs and are principally priced in the upper range for large volume retailers. The Revlon brand is comprised of face makeup, including foundation, powder, blush and concealers; lip makeup, including lipstick, lip gloss and lip liner; eye makeup, including mascaras, eyeliners, eye shadows and brow products; and nail color and nail care lines. Revlon products include innovative formulas and attractive colors that appeal to a wide range of consumers. The following are the key brands within the Revlon segment:

◦	Revlon ColorStay offers consumers a full range of products with long-wearing technology;

◦
Revlon PhotoReady products that are offered in face and eye makeup and are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light;

◦	Revlon Age Defying, which consists of face makeup for women in the over-35 age bracket, with ingredients to help reduce the appearance of fine lines and wrinkles;

◦	Revlon Ultra HD, which is a liquid-based lip color offered globally;

◦	Revlon Super Lustrous, which is the Company’s flagship wax-based lipcolor and is offered in a wide variety of shades of lipstick and lip gloss; and

◦
Revlon Mascara, which consists of a collection of five mascaras, each with a distinct lash benefit including lash definition, length, volume, magnified volume and length and a high impact all-in-one formula.

•
Almay: The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. The Almay brand is comprised of face makeup, including foundation, pressed powder, primer and concealer; eye makeup, including eye shadows, mascaras and eyeliners; lip makeup; and makeup removers. Key brands within Almay include Almay Smart Shade in face; Almay One Coat in eye; and Almay Color + Care in lip. The Almay brand also has a significant makeup remover business under the core Almay brand name.

•
SinfulColors and Pure Ice: In addition to color cosmetics under SinfulColors, the Company’s SinfulColors and Pure Ice brands consist primarily of value-priced nail enamels, available in many bold, vivid and on-trend colors.

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
Skin care - Within its Consumer segment, the Company sells certain skin care products in the U.S. and internationally under various regional brands, including the Company’s Natural Honey and Gatineau brands.

REVLON, INC. AND SUBSIDIARIES

Elizabeth Arden Segment:
The Elizabeth Arden segment is comprised of an extensive portfolio, including the following:

•
Elizabeth Arden: Elizabeth Arden produces skin care, color cosmetics and fragrances under the Elizabeth Arden brand, including Visible Difference, Ceramide, SUPERSTART, Prevage, Eight Hour, Skin Illuminating, White Tea, Red Door and Green Tea.

•
Heritage, Designer, and Celebrity Fragrances: Elizabeth Arden’s heritage fragrances include a number of core brands, including Britney Spears, Christina Aguilera, Elizabeth Taylor, Curve, Giorgio Beverly Hills, Ed Hardy, Jennifer Aniston, Lucky Brand, PS Fine Cologne for Men, Halston, Geoffrey Beene, Alfred Sung, White Shoulders and Tapout. Designer fragrance brands include Juicy Couture, John Varvatos, All Saints, La Perla and Wildfox. Celebrity fragrances include Shawn Mendes and Mariah Carey.

Elizabeth Arden also distributes approximately 260 additional prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers and specialty stores and mass retailers, including mid-tier and chain drug retailers, e-commerce sites and other international and travel retailers.

Professional Segment:
The Company’s Professional segment includes a comprehensive lineup of products sold to hair and nail salons and professional salon distributors, including hair color, shampoos, conditioners, styling products, nail polishes and nail enhancements. The Professional segment also includes a multi-cultural line of products sold in both professional salons, large volume retailers and other retailers.

•
Revlon Professional: The Company’s Revlon Professional brand includes hair color, hair care and hair treatment products that are distributed exclusively to professional salons, salon professionals and salon distributors and are sold in more than 85 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon products include Revlonissimo NMT, Nutri Color Creme, Sensor Perm and Revlon Professional Equave.

•
American Crew and d:fi: The Company sells men’s shampoos, conditioners, gels and other hair care and men's grooming products for use and sale by professional salons under the American Crew brand name. American Crew is the "Official Supplier to Men" of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 70 countries. The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.

•
CND: The Company sells nail enhancement systems and nail color and treatment products and services for use by the professional nail salon industry under the CND brand name. CND-branded professional nail, hand and foot care products are sold in more than 85 countries and the Company recently introduced the CND brand into mass retail through CVS stores. CND nail products include:

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

•	The Company also sells professional hair products under brand names such as Orofluido, UniqOne and Intercosmo.

•	The Company sells multi-cultural hair-care products to professional salons, large volume retailers and other retailers, primarily in the U.S., under the Creme of Nature brand.

Other Segment:
The Company’s Other segment primarily includes the distribution of certain prestige, designer and celebrity fragrances, cosmetics and skin care products.

Marketing
In its Consumer segment, the Company markets its extensive product lines covering a broad range of price points within large volume retailers and e-commerce sites in the U.S. and within large volume retailers and other retailers internationally.

REVLON, INC. AND SUBSIDIARIES

The Company uses social media and other digital marketing, television, outdoor and print advertising and public relations and influencer marketing, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company coordinates its marketing and advertising campaigns, such as the Revlon brand's new Live Boldly campaign, with in-store promotional and other marketing activities. The Company develops, jointly with retailers, customized, tailored point-of-purchase and other focused marketing programs.
The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators and coordinates in-store promotions and displays. Other marketing strategies, including trial-size products and couponing, are designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store.
In the Elizabeth Arden segment, the Company’s approach is focused on generating strong retailer and consumer demand across its key brands. The Company emphasizes a competitive marketing mix for each brand and implements plans that are designed to ensure that each brand's positioning is carried through consistently across all consumer touch points. The Company is increasingly leveraging new media, such as social networking and mobile and digital applications, along with traditional consumer reach vehicles, such as television and magazine print advertising, to engage with its consumers through their personally-preferred technologies. The Elizabeth Arden segment’s marketing programs are also integrated with significant cooperative advertising programs that the Company plans and executes with its retailers, often linked with new product innovation and promotions.
In the Professional segment, the Company also markets products through educational seminars on such products' application methods and consumer benefits. In addition, the Company uses professional trade advertising, social media and other digital marketing, displays and samples to communicate to professionals and consumers the quality and performance characteristics of its products. Also, in countries where the Professional segment has operations, the Company's direct sales force provides customers with point of sale communication and merchandising.
The Company believes that its presence in professional salons benefits the marketing and sale of its products in its other segments, as it enables the Company to improve in many of its other product categories, such as hair color, hair care, nail color, nail care and skin care. The Professional business also provides the Company with broader brand, geographic coverage and retail diversification beyond large volume retailers, among others.
Additionally, the Company maintains many brand-specific websites, such as www.revlon.com, www.elizabetharden.com, www.almay.com, www.revloncolorsilk.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Elizabeth Arden, Almay, Revlon ColorSilk, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites feature product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other marketing, advertising and promotional campaigns.

Research and Development
The Company believes that it is an industry leader in the development of innovative and technologically-advanced cosmetics and beauty products. The Company's marketing and research and development groups identify consumer needs and shifts in consumer preferences in order to develop new products, introduce line extensions and promotions and redesign or reformulate existing products to satisfy these needs and preferences. The Company's research and development group is comprised of departments specialized in the technologies critical to many of the Company's product lines. The Company also utilizes specialty laboratories and manufacturers in its supply chain for the development of certain new products, such as fragrances and skin care. The Company continues to refine its rigorous process for the ongoing development and evaluation of new product concepts, led by executives in marketing, sales, research and development, and including input from operations, law and finance. This process has created a comprehensive, long-term portfolio strategy that is intended to optimize the Company's ability to regularly launch innovative new product offerings and to effectively manage the Company’s product portfolio.
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
As of December 31, 2017, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control. In 2017, 2016 and 2015, the Company spent $35.7 million, $37 million and $31.2 million, respectively, on research and development activities.

REVLON, INC. AND SUBSIDIARIES

Manufacturing and Related Operations and Raw Materials
During 2017, the Company’s products within the Consumer and Professional segments were produced at the Company’s facilities in the U.S. (North Carolina and Florida), South Africa, Spain, Italy and Mexico, and at third-party facilities around the world. Products within the Elizabeth Arden segment were also produced at the Company’s facilities, as well as third-party suppliers and contract manufacturers in the U.S. and Europe.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and to operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to optimize cost reductions. The Company’s global sourcing strategy for materials and components from qualified vendors is also designed to ensure that the Company maintains a continuous supply of high quality raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials. (See Item 1A. "Risk Factors - The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured for its Consumer, Elizabeth Arden and Professional segments, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Distribution
The Company's products are sold in approximately 150 countries across six continents. The Company utilizes a dedicated sales force in countries where the Company maintains operations, and also utilizes sales representatives and independent distributors to serve certain territories and retailers. (See Item 1A. "Risk Factors - The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows" and "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")
United States. Net sales in the U.S. accounted for approximately 49% of the Company's 2017 net sales, which were made in multiple channels, including retail, e-commerce sites and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. The Elizabeth Arden and Red Door trademarks are also licensed to a third party in which the Company has a minority interest for the operation of the Elizabeth Arden Red Door Spa beauty salons and spas through which Elizabeth Arden products are sold and which also enables the Company to leverage the unique Red Door Spa heritage to generate both organic and innovation-driven growth. As of December 31, 2017, 10 of such licenses were in effect for 18 categories of beauty- and fashion-related products and services. Pursuant to such licenses, the Company retains strict control over product design and development, product and service quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time-to-time.
In the Consumer segment, the Company’s retail merchandisers maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. The Company’s products within its Professional segment are sold primarily through wholesale beauty supply distributors in the U.S. The Company's products within its Elizabeth Arden segment are sold through prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas.
Outside of the United States. Net sales outside the U.S. accounted for approximately 51% of the Company's 2017 net sales. The three countries outside the U.S. with the highest net sales were Canada, the U.K. and Australia, which together accounted for approximately 13% of the Company's 2017 net sales. The Company distributes its products within its Consumer segment through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries. The Company's products within the Elizabeth Arden segment are sold to perfumeries, boutiques, department and specialty stores, travel retailers, e-commerce sites and distributors. The Company’s products within its Professional segment are sold directly to hair and nail salons by the Company's direct sales force in countries where it has operations and through distributors in other countries outside the U.S.

REVLON, INC. AND SUBSIDIARIES

At December 31, 2017, the Company actively sold its products through wholly-owned subsidiaries established in 27 countries outside of the U.S. and through a large number of independent distributors and licensees elsewhere around the world.

Customers
The Company's principal customers for its Consumer segment include large volume retailers and chain drug stores, including such well-known retailers as Walmart, CVS and Target in the U.S., Shoppers DrugMart in Canada, A.S. Watson & Co. retail chains in Asia Pacific and Europe and Walgreens Boots Alliance in the U.S. and the U.K. Walmart and its affiliates worldwide accounted for approximately 16% of the Company's 2017 consolidated net sales.
The Company's principal customers for its Elizabeth Arden segment include prestige retailers; specialty stores and department stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom; U.S. mass retailers, including large volume and mid-tier retailers and chain drug stores, such as Walmart, Target, Kohl’s, Walgreens, CVS, TJ Maxx and Marshalls; and international retailers, including prestige retailers, specialty stores, department stores, perfumeries and boutiques, such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retailers such as Nuance, Heinemann and World Duty Free.
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

Competition
The Company's cosmetics, fragrance, skin care, hair and beauty care products business categories are highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers, retail customers and salon professionals about the benefits of the Company’s products;

•	anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•
generating competitive margins and inventory turns for its customers by providing relevant products and executing effective pricing, incentive and promotional programs and marketing campaigns, as well as social media and influencer marketing activities;

•	ensuring product availability through effective planning and replenishment collaboration with the Company's customers;

•	providing strong and effective advertising, marketing, promotion, social media, influencer and merchandising support;

•
leveraging e-commerce, social media and mobile commerce initiatives and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase the Company's products;

•	maintaining an effective sales force and distributor network; and

•	obtaining and retaining sufficient retail display and floor space, optimal in-store positioning and effective presentation of its products on-shelf.
The Company competes in selected product categories against numerous multi-national manufacturers in both the Consumer and Professional segments, as well as with expanding private label and store-owned brands in the Consumer segment. In addition to products sold in large volume retailers, distributors, wholesalers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, e-commerce sites, perfumeries and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, Avon Products, Inc. & New Avon LLC, Coty Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG,

REVLON, INC. AND SUBSIDIARIES

Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Boots UK Limited, e.l.f. Beauty, Inc. and The Estée Lauder Companies Inc. (See Item 1A. "Risk Factors - Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. Significant trademarks include Revlon, Revlon ColorStay, Revlon PhotoReady, Revlon Super Lustrous, Almay, Almay Smart Shade, SinfulColors, Pure Ice, Mitchum, Charlie, Jean Naté, Cutex, Revlon ColorSilk, Revlon Professional, Intercosmo, Orofluido, UniqOne, American Crew, Creme of Nature, CND, CND Shellac, CND Vinylux, Gatineau and Natural Honey. With the acquisition of Elizabeth Arden, the Company now also owns or has rights to use other significant trademarks for the manufacture, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands in our Elizabeth Arden segment, including owned marks such as Elizabeth Arden, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Always Red, Elizabeth Arden Green Tea, Visible Difference, Prevage, Eight Hour, SuperStart, Untold, Giorgio Beverly Hills, Curve, Halston and White Diamonds, and licensed trademarks such as Christina Aguilera, Britney Spears, Shawn Mendes, Juicy Couture, Lucky Brand, John Varvatos, All Saints, La Perla, Alfred Sung, Elizabeth Taylor, Geoffrey Beene, Ed Hardy, Jennifer Aniston, Mariah Carey and Wildfox. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging and/or manufacture of a number of the Company’s products, including, among others, Revlon Age Defying cosmetics, Almay Smart Shade makeup, Revlon ColorSilk hair color, the Prevage skin care line, Mitchum anti-perspirant deodorants, CND Shellac nail color systems and CND Vinylux nail polishes. The Company considers its proprietary technology and patent protection to be important to its business.
The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Utility patents in the U.S. are enforceable for at least 20 years and international patents are enforceable for 20 years. The patents that the Company currently has in place expire at various times between 2018 and 2035 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business.

Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See "Risk Factors - The Company’s products are subject to federal, state and international regulations that could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.")

Employees
As of December 31, 2017, the Company employed approximately 7,800 people, of which approximately 20% were covered by collective bargaining agreements. The Company's total employee population includes the impacts of integration initiatives in connection with the EA Integration Restructuring Program (as hereinafter described), including the impacts of insourcing efforts. The Company believes that its employee relations are satisfactory.

Available Information
The public may read and copy any materials that the Company files with the Securities and Exchange Commission ("SEC"), including, without limitation, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information in the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

REVLON, INC. AND SUBSIDIARIES

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are also available free of charge on the Company's Internet website at http://www.revloninc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business. For definitions of certain capitalized terms used in this Form 10-K referring to the Company's debt facilities, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" of this Form 10-K.

Revlon is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, are pledged by Revlon to secure its obligations under the 2016 Credit Agreements.
Revlon is a holding company with no business operations of its own. Revlon's only material asset is all of the outstanding capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, through which Revlon conducts its business operations. As such, Revlon's net income has historically consisted predominantly of its equity in the net (loss) income of Products Corporation, which for 2017, 2016 and 2015 was $(178.7) million, $(15.7) million and $62.1 million, respectively (in each case excluding $6.6 million, $9.4 million and $9.0 million, respectively, in expenses primarily related to Revlon being a public holding company). Revlon is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon’s Board of Directors.
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
The terms of Products Corporation's 2016 Credit Agreements and the indentures governing Products Corporation's 6.25% Senior Notes due 2024 (the "6.25% Senior Notes Indenture" and the "6.25% Senior Notes," respectively) and 5.75% Senior Notes due 2021 (the "5.75% Senior Notes Indenture" and the "5.75% Senior Notes," respectively, and, together with the 6.25% Senior Notes Indenture, the "Senior Notes Indentures" and the "Senior Notes," respectively) generally restrict Products Corporation from paying dividends or making distributions to Revlon, except in limited circumstances. For example, Products Corporation is permitted to pay dividends and make distributions to Revlon to enable Revlon to, among other things, maintain its existence and its ownership of Products Corporation, such as paying professional fees (e.g., legal, accounting and insurance fees), regulatory fees (e.g., SEC filing fees and NYSE listing fees), pay certain taxes and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon’s outstanding securities or make distributions in certain circumstances to finance Revlon’s purchase of shares of its Class A Common Stock issued in connection with the delivery of such shares to grantees under the Fourth Amended and Restated Revlon, Inc. Stock Plan. These limitations therefore restrict Revlon's ability to pay dividends on its Class A Common Stock.
All of the shares of Products Corporation’s capital stock held by Revlon are pledged to secure Revlon’s guarantee of Products Corporation's obligations under its 2016 Credit Agreements. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon no longer holding its only material asset, would have a material adverse effect on the holders and price of Revlon’s Class A Common Stock and would be a change of control under Products Corporation’s other debt instruments. (See also Item 1A. Risk Factors - "Shares of Revlon Class A Common Stock and Products Corporation’s capital stock are pledged to secure various of Revlon’s and/or other of the Company’s affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Credit Agreements and Products Corporation's Senior Notes Indentures and could have other consequences.")

Products Corporation’s substantial indebtedness, including the indebtedness it has incurred in connection with the Elizabeth Arden Acquisition, could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.
Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2017 the Company’s total indebtedness was $2,897.4 million (or $2,836.3 million net of discounts and debt issuance costs), including: (i) $450 million in aggregate principal amount of its 6.25% Senior Notes; (ii) $500 million in aggregate principal amount of its 5.75% Senior Notes; (iii) $157 million of secured indebtedness under its 2016 Revolving Credit Facility; (iv) $1,777.5 million in aggregate principal

REVLON, INC. AND SUBSIDIARIES

amount of secured indebtedness under its 2016 Term Loan Facility; and (v) $12.9 million in aggregate principal amount of other indebtedness. In addition, as of such date Products Corporation would have had the ability to incur an additional $193 million under its 2016 Revolving Credit Facility. If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")
The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s profitability and cash flow will be insufficient to meet required payments of principal and interest under Products Corporation’s various debt instruments, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its various debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•
limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of executing the Company’s business initiatives (including activities related to the integration of the Elizabeth Arden business), future working capital, capital expenditures, advertising, promotional and/or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, acquisition integration costs, investments, restructuring programs and other general corporate purposes;

•
requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow necessary for executing the Company’s business initiatives and for other general corporate purposes;

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
Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements and the Senior Notes Indentures, limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company's current debt levels, the risks described above would increase further.

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
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the Senior Notes Indentures, any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries

REVLON, INC. AND SUBSIDIARIES

then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").
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

The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements and its Senior Notes Indentures, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to certain exceptions) to, among other things:

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
These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur indebtedness that could be used to fund the costs of executing the Company’s business initiatives and to grow the Company’s business, as well as to fund general corporate purposes.
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
Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those related to integrating the Elizabeth Arden business into the Company’s business, as well as those for pension expense under its benefit plans, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the Company's anticipated level of expenses.
Under such circumstances, Products Corporation may be unable to comply with the requirements of one or more of its various debt instruments, including any financial covenants in the 2016 Credit Agreements. If Products Corporation is unable to satisfy such requirements at any future time, Products Corporation would need to seek an amendment or waiver of such requirements. The respective lenders under the 2016 Credit Agreements may not consent to any amendment or waiver requests that Products

REVLON, INC. AND SUBSIDIARIES

Corporation may make in the future, and, if they do consent, they may only do so on terms that are unfavorable to Products Corporation and/or Revlon.
If Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the requirements of the 2016 Credit Agreements would constitute an event of default under such agreements, which, under certain circumstances, would permit the bank lenders to accelerate the 2016 Senior Credit Facilities, and, under certain circumstances, would constitute an event of default under the Senior Notes Indentures. An event of default under the Senior Notes Indentures would permit the respective Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the respective Senior Notes.
Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities and/or its Senior Notes, it may be unable to refinance or restructure the payments on such debt. Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreement. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on Products Corporation's borrowing capacity under the 2016 Revolving Credit Facility may affect the Company's ability to finance its operations.

At December 31, 2017, Products Corporation had $157 million outstanding under the 2016 Revolving Credit Facility. While the 2016 Revolving Credit Facility provides for up to $400 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.
If the value of the Company's eligible assets is not sufficient to support the full $400 million borrowing base, Products Corporation will not have complete access to the entire commitment available under the 2016 Revolving Credit Facility, but rather would have access to a lesser amount as determined by the borrowing base. As Products Corporation continues to manage its working capital (including its inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base), this could reduce the borrowing base under the 2016 Revolving Credit Facility. Further, if Products Corporation borrows funds under such facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base.
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
At December 31, 2017, the aggregate principal amount outstanding under the 2016 Term Loan Facility was $1,777.5 million, with the Company having a liquidity position of $280.1 million, consisting of $87.1 million of unrestricted cash and cash equivalents (net of any outstanding checks), as well as $193 million in available borrowings under Product Corporation's $400 million 2016 Revolving Credit Facility, based upon the borrowing base of $381.9 million, less $10.1 million of undrawn outstanding letters of credit, $21.8 million of outstanding checks and $157 million outstanding under the 2016 Revolving Credit Facility at such date.
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

A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. The Company has hedged some of its exposure to floating interest rates under its 2016 Term Loan Facility through its existing $400 million floating-to-fixed 2013 Interest Rate Swap. As of December 31, 2017, including the effect of the 2013 Interest Rate Swap, $1,498.6 million of Products Corporation’s total indebtedness, or approximately 53%, was subject to floating interest rates.

REVLON, INC. AND SUBSIDIARIES

As of December 31, 2017, the entire $1,777.5 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. As of December 31, 2017, $157 million in aggregate principal amount outstanding under the 2016 Revolving Credit Facility bore interest, at Products Corporation’s, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75% depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). The applicable margin increases as average excess availability under the 2016 Revolving Credit Facility decreases. At December 31, 2017, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 1.569% and 4.5%, respectively.
If any of LIBOR, the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2017, a 1% increase in LIBOR would increase the Company’s annual interest expense by $15.7 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2018, including cash requirements for the payment of expenses in connection with executing the Company's business initiatives (including integrating the Elizabeth Arden business into the Company's business) and its advertising, promotional, pricing and/or marketing plans, purchases of permanent wall displays, capital expenditure requirements, debt service payments and costs, tax payments, pension and post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs and debt and/or equity repurchases, if any.
However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those related to integrating the Elizabeth Arden business into the Company's business, as well as those for pension expense under its benefit plans, for advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
If the Company's operating revenues, cash on hand and/or funds available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the 2016 Credit Agreements, the Company could be required to adopt one or more of the alternatives listed below:

•	delaying the implementation of or revising certain aspects of the Company's business initiatives;

•	reducing or delaying purchases of wall displays and/or expenses related to the Company's advertising, promotional and/or marketing activities;

•	reducing or delaying capital spending;

REVLON, INC. AND SUBSIDIARIES

•	implementing new restructuring programs;

•	refinancing Products Corporation's indebtedness;

•	selling assets or operations;

•	seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;

•	selling additional Revlon equity or debt securities or Products Corporation's debt securities; and/or

•	reducing other discretionary spending.
The Company may not be able to take any of these actions because of a variety of commercial or market factors or constraints in one or more of Products Corporation's various debt instruments, including, for example, market conditions being unfavorable for an equity or a debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of one or more of Products Corporation's various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, prospects, results of operations, financial condition and/or cash flows.
Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the terms of the 2016 Credit Agreements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation's various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

The Company may not realize the anticipated synergies, net cost reductions and growth opportunities from the Elizabeth Arden Acquisition.

The benefits that the Company expects to achieve as a result of the Elizabeth Arden Acquisition will depend, in part, on the ability of the combined company to realize the anticipated synergies, net cost reductions and growth opportunities. The Company’s success in realizing these anticipated synergies, net cost reductions and growth opportunities, and the timing of this realization, largely depends on the successful integration of Elizabeth Arden’s historical business and operations into the Company’s historical business and operations. Even if the Company is successful in effectively integrating Elizabeth Arden’s business and operations into the Company’s business, the Company may not realize the full benefits of the anticipated synergies, net cost reductions and growth opportunities that the Company currently expects, whether due to unanticipated expenses, unavailability of liquidity to fund such expenses, trade conditions or other unforeseen events. Even if such synergy and other benefits are fully realized, they may not be realized within the anticipated time frame. Moreover, the Company expects to incur substantial expenses in connection with integrating Elizabeth Arden’s business into the Company’s business, the amount of which is difficult to estimate accurately and may exceed the Company’s current estimates. Accordingly, the benefits expected from the Elizabeth Arden Acquisition may be offset by costs or delays incurred in integrating the businesses. The projected net cost reductions and synergies related to the Elizabeth Arden Acquisition are based on a number of assumptions relating to the Company’s historical business and Elizabeth Arden’s business, such as achieving certain sales volume increases. Those assumptions may be inaccurate, and, as a result, the Company’s projected net cost reductions and synergies may be inaccurate, and the Company's business, prospects, results of operations, financial condition and/or cash flows could be materially and adversely affected.

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

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products within the Consumer segment. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured for its Consumer, Elizabeth Arden and Professional segments could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities,

REVLON, INC. AND SUBSIDIARIES

or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Prior to the Elizabeth Arden Acquisition, Elizabeth Arden did not own or operate any manufacturing facilities and relied on third-party manufacturers and component suppliers to source and manufacture substantially all of its owned and licensed products and while certain consolidation has and will continue to occur, as planned, as a result of the Company's integration activities, we will continue to use third-party manufacturers for the Elizabeth Arden segment in the future. Over the past several years, Elizabeth Arden reduced the third-party manufacturers and component and materials suppliers that it uses. Elizabeth Arden also implemented a "turnkey" manufacturing process for substantially all of its products, as a result of which it relies on its third-party manufacturers for certain supply chain functions that it previously handled, such as component and raw materials planning, purchasing and warehousing. The Company's business, prospects, results of operations, financial condition and/or cash flows could be materially adversely affected if Elizabeth Arden experiences any supply chain disruptions caused by this "turnkey" manufacturing process or other supply chain projects, or if its manufacturers or raw material suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of finished products or the raw materials or components used to make such products.

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

•
the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, unanticipated levels of research and development costs, advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;

•
the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See also Item 1A. Risk Factors - "Competition in the cosmetics, hair and beauty care products business could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows").

•	the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates;

•	the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and/or

•
delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products or raw materials, as the case may be, displays or display walls in connection with launching new

REVLON, INC. AND SUBSIDIARIES

products, such as due to inclement weather conditions or other delays or difficulties such as those discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of the Company's products within the Consumer segment. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured for its Consumer, Elizabeth Arden and Professional segments could affect the Company's business, prospects, results of operations, financial condition and/or cash flows," could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.
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

Economic conditions in the U.S. and/or other countries where the Company operates have in the past contributed, and may in the future contribute, to high unemployment levels, lower consumer spending and/or reduced credit availability. Such economic conditions have impacted, and could in the future impact, business and consumer confidence, especially in relation to discretionary purchases. These conditions could have an impact on customer and/or consumer purchases of the Company's products, which could result in a reduction of the Company's net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The U.K.’s ongoing withdrawal process from the European Union may have a negative effect on global economic conditions, financial markets and on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company is a multinational company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum. In March 2017, the U.K. government invoked Article 50 of the Treaty on the European Union and the U.K. is scheduled to leave the European Union in March 2019. The "Brexit" process has created significant ongoing uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for the governments of other European Union member states to consider withdrawal from the European Union. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which European Union laws to replace or replicate as the withdrawal process proceeds, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity, restrict the Company’s access to capital and make regulatory compliance and the distribution, sourcing, manufacturing and sales and marketing of the Company’s products more difficult or costly. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. Similar adverse consequences could occur if regions such as Catalonia, where the Company's Spain businesses are headquartered, eventually succeed in withdrawing from their parent country. Approximately 5% of the Company's net sales are in the U.K. and approximately 14% of the Company's net sales are in the remainder of the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Walmart and its affiliates worldwide accounted for approximately 16%, 17% and 18% of the Company’s worldwide net sales for 2017, 2016 and 2015, respectively. The Company expects that, for future periods, Walmart and a small number of other customers in the Consumer, Elizabeth Arden and Professional segments will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.

REVLON, INC. AND SUBSIDIARIES

The loss of Walmart and/or one or more of the Company's other customers that account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among such customers, store closures in response to the growth in retail sales through e-commerce channels, inventory management by these customers, changes in pricing, marketing, advertising and/or promotional strategies by such customers or space reconfigurations by the Company's customers or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

A decrease in consumer demand in the U.S. and/or internationally for beauty products, inventory management by the Company's customers, changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers (such as the development and/or continued expansion of private label or their own store-owned brands), a reduction in display space by the Company's customers, store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels and/or a change in consumers’ purchasing habits, such as with respect to retailer preferences and/or sales channels, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The beauty industry is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers, retail customers and salon professionals about the benefits of the Company’s products;

•	anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including as to the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

•
generating competitive margins and inventory turns for the Company’s customers by providing relevant products and executing effective pricing, incentive and promotional programs and marketing and advertising campaigns, as well as social media and influencer marketing activities;

•	ensuring product availability through effective planning and replenishment collaboration with the Company's customers;

•	providing strong and effective advertising, promotion, marketing, social media, influencer and merchandising support;

•
leveraging e-commerce, social media and mobile commerce initiatives and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase the Company's products;

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

REVLON, INC. AND SUBSIDIARIES

In addition to competing with expanding private label and store-owned brands in the Consumer segment, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on new business acquisitions, research and development activities and advertising, promotional, social media influencer and/or marketing activities and have more flexibility than the Company to respond to changing business and economic conditions. The Company's products in certain of its reporting segments also compete with similar products sold through retailers (including via e-commerce) other than those in which the Company principally competes in those segments.
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

The Company's Elizabeth Arden segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of Juicy Couture, John Varvatos, Elizabeth Taylor, Britney Spears, Christina Aguilera, Shawn Mendes, All Saints, La Perla, Ed Hardy, Lucky Brand, Halston, Geoffrey Beene and Wildfox. In 2017, the Company's Elizabeth Arden segment derived approximately 42% of its net sales from heritage and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation. Elizabeth Arden also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that Elizabeth Arden licenses, the value of Elizabeth Arden's brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

As of December 31, 2017, the Company had operations based in 27 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (including Japan), Australia, Canada, Eastern Europe

REVLON, INC. AND SUBSIDIARIES

(including Russia), Mexico, South Africa and South America (including Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include hyperinflation, foreign currency devaluation, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
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
The Company's net sales outside of the U.S. for each of 2017, 2016 and 2015 represented approximately 51%, 45% and 45% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates positively affected the Company's results of operations and the value of the Company's foreign net assets in 2017; however, they may adversely affect the Company's results of operations and the value of the Company's foreign net assets in future periods, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation enters into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2017, the notional amount of Products Corporation's foreign currency forward exchange contracts was $147.1 million. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Berlin, Germany; Nice, France; Orlando, Florida; Istanbul, Turkey; Brussels, Belgium; Paris, France; Benghazi, Libya; Madrid, Spain; and London, England), attempted terrorist attacks, military responses to terrorist attacks, other military actions (such as the ongoing missile launch testing program of the Kim Jong-un regime in North Korea) and/or civil unrest such as that occurring in the Ukraine, Venezuela, Turkey, Syria, Iraq and surrounding areas, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

A significant portion of the Company’s revenue is derived from operations outside the U.S. and the Company has significant facilities outside the U.S., which exposes the Company to complex foreign and U.S. regulations inherent in conducting international

REVLON, INC. AND SUBSIDIARIES

business transactions. The Company is subject to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and other similar foreign anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business and other types of improper payments. While the Company’s employees and agents are required to comply with these laws and the Company has developed policies and procedures to facilitate compliance with such laws, there is no assurance that the Company’s policies and procedures will prevent all violations of these laws, despite the Company’s long-standing commitment to conducting its business and achieving its objectives by maintaining the highest level of ethical standards and legal compliance. The SEC and the U.S. Department of Justice, and their foreign counterparts, have increased their enforcement activities with respect to the FCPA and similar foreign anti-corruption laws and any violation of these laws or allegations of such may result in severe criminal and civil sanctions, as well as other substantial costs and penalties, any of which could have a material adverse effect the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Disruptions to the Company's information technology systems could disrupt the Company's business operations which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. Disruptions to the Company's information technology systems, including any disruptions to the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
In addition, as part of our normal business activities, the Company collects and stores certain confidential information, including personal information with respect to customers and employees, as well as information related to intellectual property, and the success of its e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. The Company’s information technology systems, or those of its third-party service providers, may be accessed by unauthorized users such as cyber criminals as a result of a disruption, cyberattack or other security breach. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of the Company’s information technology systems or infrastructure, or those of its third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, employee, representative, customer, vendor and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Difficulties in implementing the Company’s new ERP system have disrupted the Company's business operations and ongoing disruptions with such implementation could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company is implementing a new company-wide SAP enterprise resource planning ("ERP") system, which subjects the Company to inherent risks associated with migrating from the Company's legacy systems to a new IT platform, including, without limitation:

•	the inability to fill customer orders accurately or on a timely basis, or at all;

•	increased demands on management and staff time to the detriment of other corporate initiatives;

•	significant capital and operating expenditures;

•	the inability to process payments to vendors accurately or in a timely manner;

•	disruption of the Company's internal control structure; and/or

REVLON, INC. AND SUBSIDIARIES

•	the inability to fulfill federal, state and local reporting and filing requirements in a timely or accurate manner.
During February 2018, the Company launched the new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that have impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to several large retail customers in the U.S. The Company cannot provide assurances that it will remedy the ERP systems issues in time to fully recover these sales and/or that the ERP implementation will not continue to disrupt the Company's operations and its ability to fulfill customer orders. Also, these ERP-related disruptions have caused the Company to incur expedited shipping fees and other unanticipated expenses in connection with actions that the Company has implemented to remediate the decline in customer service levels, which could continue until the ERP systems issues are resolved. To the extent that these disruptions occur in larger magnitudes or continue to persist over time, it could negatively impact the Company’s competitive position and its relationships with its customers and thus could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The illegal distribution and sale by third parties of counterfeit versions of the Company’s products or the unauthorized diversion by third parties of the Company’s products could have an adverse effect on the Company’s net sales and a negative impact on the Company’s reputation and business.

Third parties may illegally distribute and sell counterfeit versions of the Company’s products. These counterfeit products may be inferior in terms of quality and other characteristics compared to the Company’s authentic products and/or the counterfeit products could pose safety risks that the Company’s authentic products would not otherwise present to consumers. Consumers could confuse counterfeit products with the Company’s authentic products, which could damage or diminish the image, reputation and/or value of the Company’s brands and cause consumers to refrain from purchasing the Company’s products in the future, which could adversely affect the Company’s net sales and have a negative impact on the Company’s reputation.
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
The Company believes that its trademarks, patents and other intellectual property rights are extremely important to the Company’s success and its competitive position. The Company devotes significant resources to registering and protecting its intellectual property rights and maintaining the positive image of its brands. The Company’s trademark and patent applications may fail to result in issued registrations or provide the scope of coverage sought. Unplanned increases in legal fees and other costs associated with enforcing and/or defending the Company’s trademarks, patents and/or other intellectual property rights could result in higher than expected operating expenses. The Company has been unable to eliminate, and may in the future be unable to eliminate, all counterfeiting activities, unauthorized product diversion and infringement of its trademarks, patents and/or other intellectual property, any of which could adversely affect the Company’s net sales and have a negative impact on the Company’s reputation.

Elizabeth Arden's inability to acquire or license additional brands or secure additional distribution arrangements and arrangements could have an adverse effect on the Company's net sales and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The success of the Elizabeth Arden business depends in part upon the continued growth of its portfolio of owned, licensed and distributed brands, including expanding its geographic presence to take advantage of opportunities in developed and emerging regions. Efforts to increase sales of the Elizabeth Arden brand and Elizabeth Arden's prestige fragrance portfolio and expand its geographic market presence depend upon a number of factors, including its ability to:

•	develop Elizabeth Arden's brand portfolio through branding, innovation and execution;

•	identify and develop new and existing brands with the potential to become successful global brands;

•	innovate and develop new products that are appealing to consumers;

•	acquire or license additional brands or secure additional distribution arrangements and our ability to obtain the required financing for these agreements and arrangements;

REVLON, INC. AND SUBSIDIARIES

•	expand Elizabeth Arden's geographic presence to take advantage of opportunities in developed and emerging regions;

•	continue to expand Elizabeth Arden's distribution channels within existing geographies to increase trade presence, brand recognition and sales;

•	expand Elizabeth Arden's trade presence through alternative distribution channels, such as through e-commerce channels;

•	expand margins through sales growth, the development of higher margin products and overhead and supply chain integration and efficiency initiatives;

•	effectively manage capital investments and working capital to improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate new businesses successfully.
There can be no assurance that the Company can successfully achieve any or all of the above objectives in the manner or time period that it expects. Further, achieving these objectives will require investments, which may result in material short-term costs without generating any current net sales and the Company may not ultimately achieve its net sales objectives associated with such efforts. The future expansion of the Elizabeth Arden segment through acquisitions, new product licenses, e-commerce initiatives or other new product distribution arrangements, if any, will depend upon the ability to identify suitable brands to acquire, license or distribute and to obtain the required financing for these acquisitions, licenses or distribution arrangements or to launch or support the brands associated with these agreements or arrangements. The Company may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements on terms acceptable to the Company, or at all. In addition, the Company may decide to divest or discontinue certain brands or streamline operations under the Elizabeth Arden business and may incur costs and charges in doing so. The inability to acquire or license additional brands or secure additional distribution arrangements for the Elizabeth Arden segment (such as optimizing its e-commerce sales opportunities) and obtain the required financing for these agreements and arrangements could have an adverse effect on the Company’s net sales and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company's success depends, in part, on the quality, efficacy and safety of its products.

The Company's success depends, in part, on the quality, efficacy and safety of its products. If the Company's products are found or alleged to be defective or unsafe, or if they fail to meet customer or consumer standards, the Company's relationships with its customers or consumers could suffer, the appeal of one or more of the Company's brands could be diminished and the Company could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

Continuing to execute the Company's business initiatives largely depends on the Company’s ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team. Unexpected levels of employee turnover or the Company’s failure to maintain an adequate succession plan to effectively transition current management leadership positions and/or the Company’s failure to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce could adversely affect the Company’s institutional knowledge base and/or competitive advantage. If the Company is unable to attract, hire and/or retain talented and highly qualified senior management, other key employees and/or a highly skilled and diverse workforce, or if the Company is unable to effectively provide for the succession of its senior management team, it could adversely affect the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Product Corporation's 2016 Senior Credit Facilities and/or its Senior Notes and could have other consequences.

All of Products Corporation's shares of common stock are pledged to secure Revlon’s guarantee under the 2016 Senior Credit Facilities. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon and shares of common stock of intermediate holding companies between Revlon and MacAndrews & Forbes may from time-to-time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure

REVLON, INC. AND SUBSIDIARIES

with respect to such shares of Revlon's Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes.
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under Products Corporation’s 2016 Credit Agreements and the Senior Notes Indentures. A change of control constitutes an event of default under the 2016 Credit Agreements that would permit Products Corporation's lenders to accelerate amounts outstanding under such facilities. In addition, holders of the Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.
Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities and/or to repurchase or redeem some or all of the Senior Notes. (See also Item 1A. Risk Factors - "The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Changes in tax laws or the examination of the Company's tax positions could increase (or decrease) the Company's tax obligations and effective tax rate, which could materially and adversely affect the Company's financial condition, results of operations and/or cash flows.

Tax laws in the various jurisdictions where the Company conducts business are dynamic and subject to change as new laws are passed and new interpretations of existing law are issued or applied (possibly with a retroactive effect). The Company is subject to taxes in the U.S. and numerous international jurisdictions. The Company records tax expense based on current tax payments and its estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, the Company expects that throughout the year there could be ongoing variability in its quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, the Company's effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations or changes to the Company's ownership or capital structures. Fluctuations in the Company's tax obligations and effective tax rate could materially adversely affect its financial condition, results of operations and/or cash flows.

U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act makes broad changes to the existing U.S. federal income tax code, including reducing the federal corporate income tax rate from 35% to 21%, imposing limitations on the Company's ability to deduct interest expense for tax purposes and reducing U.S. tax on qualified dividends received from non-U.S. subsidiaries, amongst many other complex provisions. The ultimate impact of such tax reforms may differ from the Company's current estimates due to changes in interpretations and assumptions made by the Company, as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. Various uncertainties also exist in terms of how U.S. states and any foreign countries within which the Company operates will react to these U.S. federal income tax reforms, which could have a material impact on the Company's financial condition, results of operations and/or cash flows.

MacAndrews & Forbes has the power to direct and control the Company's business.

MacAndrews & Forbes is wholly-owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 85% of Revlon's outstanding Class A Common Stock on December 31, 2017. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon) and controls the vote on all matters submitted to a vote of Revlon’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

REVLON, INC. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2017, the Company's major manufacturing, research and development and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

Location	Segment	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Consumer	Manufacturing, warehousing, distribution and office (a)	1,012,000
Jacksonville, Florida	Professional	Manufacturing, warehousing, distribution and office	725,000
Salem, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	482,000
Roanoke, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	400,000
Tarragona, Spain	Professional	Manufacturing, warehousing, distribution and office	300,000
Mississauga, Canada	Consumer	Warehousing, distribution and office (leased)	195,000
Queretaro, Mexico	Professional	Manufacturing, warehousing, distribution and office	128,000
Canberra, Australia	Consumer	Warehousing and distribution	125,000
Edison, New Jersey	Consumer	Research and development and office (leased)	123,000
Rietfontein, South Africa	Consumer	Warehousing, distribution and office (leased)	120,000
Isando, South Africa	Consumer	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Consumer	Warehousing and distribution (leased)	92,000
Bologna, Italy	Professional	Manufacturing, warehousing, distribution and office	80,000

(a)	Property subject to liens under the 2016 Credit Agreements.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease of the Company's executive offices in New York, New York (approximately 107,000 square feet) and in Cornella, Spain (approximately 90,000 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third-party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

Item 3. Legal Proceedings
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 21, "Commitments and Contingencies" to the Consolidated Financial Statements in this Form 10-K, for further discussion.
As previously disclosed, following the announcement of the execution of the Elizabeth Arden Merger Agreement, several putative shareholder class action lawsuits and a derivative lawsuit were filed challenging the Merger. In addition to the complaints filed on behalf of plaintiffs Parker, Christiansen, Ross and Stein on July 25, 2016, a lawsuit (Hutson v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013566) (referred to as the "Hutson complaint") was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida (the "Court") against Elizabeth Arden, the members of the board of directors of Elizabeth Arden, Revlon, Products Corporation and Acquisition Sub. In general, the Hutson complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s shareholders with respect to the Merger, by, among other things, approving the Merger pursuant to an unfair process and at an inadequate and unfair price; and (ii) Revlon, Products Corporation and Acquisition Sub aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board of directors. The plaintiff seeks relief similar to that sought in the Parker case.

REVLON, INC. AND SUBSIDIARIES

By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016, a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post-consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint. The Second Consolidated Amended Class Action Complaint (which superseded the Consolidated Amended Class Action Complaint) was ultimately filed on or about January 26, 2017. Like the Consolidated Amended Class Action complaint, the grounds for relief set forth in the Second Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints.
The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and on November 20, 2017, the defendants' motion was granted and the case was dismissed, with leave to amend under limited circumstances. On December 8, 2017, plaintiffs filed a Third Amended Complaint, seeking relief on the same grounds sought in the First and Second Amended Complaints, but alleged as direct, as opposed to derivative, claims. On January 12, 2018, the defendants once again moved to dismiss. The Company anticipates briefing, followed by a hearing that is expected to occur in the next few months. The Company believes the allegations contained in the Third Consolidated Amended Class Action Complaint are without merit and intends to continue to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
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

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Revlon’s only class of capital stock outstanding at December 31, 2017 is its Class A Common Stock. MacAndrews & Forbes, which is wholly-owned by Ronald O. Perelman, at December 31, 2017 beneficially owned 44,573,187 shares of Revlon’s Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"). As a result, at December 31, 2017, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 85% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 85% of the voting power of Revlon’s capital stock. The remaining 8,073,377 shares of Class A Common Stock that were issued and outstanding at December 31, 2017 were owned by the public.
Revlon's Class A Common Stock is listed and traded on the New York Stock Exchange (the "NYSE"). At December 31, 2017, there were approximately 285 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2017 and 2016 by Revlon on its Class A Common Stock. The terms of the 2016 Credit Agreements and the Senior Notes Indentures currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, except in limited circumstances, which, in turn, limits Revlon's ability to pay dividends to its stockholders. See "Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments" and Note 11, "Long-Term Debt," in the Company’s Consolidated Financial Statements in this Form 10-K.
The table below shows the high and low quarterly closing stock prices of Revlon's Class A Common Stock on the NYSE consolidated tape for 2017 and 2016:

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$35.40	$27.55	$27.50	$24.20
Low	27.85	18.60	15.95	20.65

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$37.97	$37.20	$37.59	$36.81
Low	24.50	30.20	30.73	27.75

For information on securities authorized for issuance under the Company’s equity compensation plans, see "Item 12 - Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

Item 6. Selected Financial Data

The Consolidated Statements of Operations Data for each of the years in the 5-year period ended December 31, 2017 and the Consolidated Balance Sheet Data as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from the Company’s Consolidated Financial Statements, which have been audited by an independent registered public accounting firm. The results of operations related to the Elizabeth Arden Acquisition are included beginning on the Elizabeth Arden Acquisition Date of September 7, 2016. The results of operations related to the acquisition of the CBBeauty Group and certain of its related entities (collectively "CBB" and, such transaction, the "CBB Acquisition") are included beginning on the CBB acquisition date of April 21, 2015 (the "CBB Acquisition Date"). The results of the operations related to the Colomer Acquisition are included beginning on the Colomer Acquisition Date of October 9, 2013. The Selected Consolidated Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

	Year Ended December 31,
Statement of Operations Data:	2017(a)	2016(b)	2015(c)	2014(d)	2013(e)
Net sales	$2,693.7	$2,334.0	$1,914.3	$1,941.0	$1,494.7
Gross profit	1,542.4	1,416.9	1,246.5	1,272.7	949.6
Selling, general and administrative expenses	1,467.6	1,161.0	1,002.5	1,009.5	731.7
Acquisition and integration costs	52.9	43.2	8.0	6.4	25.4
Restructuring charges and other, net	33.4	34.0	10.5	21.3	3.5
Impairment charge	10.8	23.4	9.7	—	—
Operating (loss) income	(22.3)	155.3	215.8	235.5	189.0
Interest expense	149.8	105.2	83.3	84.4	73.8
Interest expense - preferred stock dividend	—	—	—	—	5.0
Amortization of debt issuance costs	9.1	6.8	5.7	5.5	5.2
Loss on early extinguishment of debt, net	—	16.9	—	2.0	29.7
Foreign currency (gains) losses, net	(18.5)	18.5	15.7	25.0	3.7
Provision for income taxes	21.8	25.5	51.4	77.8	46.0
(Loss) income from continuing operations, net of taxes	(185.3)	(17.0)	59.3	39.6	24.6
Income (loss) from discontinued operations, net of taxes	2.1	(4.9)	(3.2)	1.3	(30.4)
Net (loss) income	(183.2)	(21.9)	56.1	40.9	(5.8)

Basic (loss) income per common share:
Continuing operations	(3.52)	(0.33)	1.13	0.76	0.47
Discontinued operations	0.04	(0.09)	(0.06)	0.02	(0.58)
Basic net (loss) income per common share	$(3.48)	$(0.42)	$1.07	$0.78	$(0.11)

Diluted (loss) income per common share:
Continuing operations	(3.52)	(0.33)	1.13	0.76	0.47
Discontinued operations	0.04	(0.09)	(0.06)	0.02	(0.58)
Diluted net (loss) income per common share	$(3.48)	$(0.42)	$1.07	$0.78	$(0.11)

Weighted average number of common shares outstanding (in millions):
Basic	52.6	52.5	52.4	52.4	52.4
Diluted	52.6	52.5	52.6	52.4	52.4

	Year Ended December 31,
Balance Sheet Data:	2017(a)	2016 as adjusted(b)	2015 as adjusted(c)	2014 as adjusted(d)	2013 as adjusted(e)
Total current assets	$1,143.2	$1,123.7	$808.9	$715.4	$734.0
Total non-current assets	1,913.7	1,899.8	1,158.4	1,203.8	1,253.1
Total assets	$3,056.9	$3,023.5	$1,967.3	$1,919.2	$1,987.1

Total current liabilities(f)	$932.3	$708.7	$515.0	$464.9	$552.7
Total other non-current liabilities	2,895.0	2,929.6	2,039.8	2,098.4	2,030.9
Total liabilities	$3,827.3	$3,638.3	$2,554.8	$2,563.3	$2,583.6

Total indebtedness	$2,836.3	$2,692.0	$1,825.0	$1,845.6	$1,905.8
Total stockholders' deficiency	(770.4)	(614.8)	(587.5)	(644.1)	(596.5)

(a)
Comparability of results from continuing operations for 2017 are affected by: (1) $52.9 million of acquisition and integration costs incurred during 2017, primarily related to the Elizabeth Arden Acquisition; (2) $33.4 million in restructuring charges and other, net, primarily related

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

to the EA Integration Restructuring Program (See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K); and (3) a $10.8 million non-cash impairment charge related to goodwill for the Company's GCB reporting unit (see Note 8, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this Form 10-K).

(b)
Comparability of results from continuing operations for 2016 are affected by: (1) $43.2 million of acquisition and integration costs incurred during 2016, primarily related to the Elizabeth Arden Acquisition; (2) $34 million in restructuring charges and other, net, primarily related to the EA Integration Restructuring Program (See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K); (3) a $23.4 million non-cash impairment charge related to goodwill and acquired identifiable intangible assets for the Company's Other reporting unit (see Note 8, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this Form 10-K); and (4) a $16.9 million aggregate loss on the early extinguishment of debt in connection with Products Corporation entering into the 2016 Senior Credit Facilities and the corresponding complete refinancing and repayment of Products Corporation's Old Term Loan Facility.

(c)
Comparability of results from continuing operations for 2015 are affected by: (1) a $20.7 million pension lump sum settlement charge related to a one-time lump sum payment option offered to certain former employees (See Note 14, "Savings Plan, Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in this Form 10-K); (2) a decrease in the provision for income taxes, primarily driven by a non-cash benefit related to the net reduction of the Company's deferred tax valuation allowance on its net deferred tax assets for certain foreign jurisdictions (See Note 16, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K); (3) $10.5 million in restructuring charges and other, net, primarily related to the 2015 Efficiency Program (See Note 3, "Restructuring Charges" to the Consolidated Financial Statements in this Form 10-K); (4) a $9.7 million non-cash goodwill impairment charge related to goodwill for the Company's Global Color Brands reporting unit (see Note 8, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this Form 10-K); and (5) $8 million of acquisition and integration costs incurred during 2015 primarily related to costs incurred in connection with the 2015 CBB Acquisition and the 2014 Integration Program.

(d)
Comparability of results from continuing operations for 2014 are affected by: (1) $21.3 million in restructuring charges and other, net, primarily related to the 2014 Integration Program (See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K); (2) $6.4 million of acquisition and integration costs incurred during 2014 (see note (d)(3) below) related to the Colomer Acquisition; and (3) a $6 million foreign currency loss recognized in the second quarter of 2014 as a result of the re-measurement of Revlon Venezuela’s monetary assets and liabilities (See Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K).

(e)
Comparability of results from continuing operations for 2013 are affected by: (1) a $29.7 million aggregate loss on the early extinguishment of debt, primarily in connection with Products Corporation’s issuance in February 2013 of $500 million aggregate principal amount of its 5¾% Senior Notes due February 15, 2021, of which Products Corporation used $491.2 million of the net proceeds (net of underwriters' fees) to repay and redeem all of the $330 million outstanding aggregate principal amount of its previous 9¾% Senior Secured Notes due November 2015 (the "9¾% Senior Secured Notes" and such transaction being the "2013 Senior Notes Refinancing"); (2) a $26.4 million gain from insurance proceeds due to the settlement of the Company's claims for business interruption and property losses as a result of the June 2011 fire at the Company's facility in Venezuela; (3) $25.4 million of acquisition and integration costs incurred in 2013 (see note (c)(2) above) related to the Colomer Acquisition; and (4) $21.4 million in restructuring and related charges, of which $20 million related to the Company's exit of its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment in 2013 and was reflected in loss from discontinued operations, net of taxes. (See Note 3, "Restructuring Charges," and Note 4, "Discontinued Operations," to the Consolidated Financial Statements in this Form 10-K).

(f)	Total current liabilities at December 31, 2013 included $58.4 million related to a loan that was outstanding to various third parties that was prepaid in May 2014 (the "Non-Contributed Loan").

REVLON, INC AND SUBSIDIARIES
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
The Company operates in four segments: the consumer division ("Consumer"); Elizabeth Arden; the professional division ("Professional"); and Other. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics, fragrances, skin care, hair color, hair care and hair treatments, beauty tools, men's grooming products, anti-perspirant deodorants and other beauty care products.
For additional information regarding our business, see "Part 1, Item 1 - Business" in this Form 10-K.

Overview of Net Sales and Earnings Results
Consolidated net sales in 2017 were $2,693.7 million, a $359.7 million increase, or 15.4%, as compared to $2,334 million in 2016. Excluding the $6.3 million favorable impact of foreign currency fluctuations (referred to herein as "FX", "XFX" or on an "XFX basis"), consolidated net sales increased by $353.4 million, or 15.1%, during 2017. The XFX increase in 2017 was primarily driven by a $509.1 million increase in net sales as a result of the Elizabeth Arden Acquisition completed in September 2016; partially offset by a $101.6 million, or 7.3%, decrease in Consumer segment net sales and a $49.3 million, or 10.3%, decrease in Professional segment net sales.
Consolidated loss from continuing operations, net of taxes, in 2017 was $185.3 million, compared to consolidated loss from continuing operations, net of taxes, of $17 million, in 2016. The $168.3 million increase in consolidated loss from continuing operations, net of taxes, in 2017 was primarily due to:

•	$306.6 million of higher SG&A expenses, primarily driven by the inclusion of the SG&A expenses within the Elizabeth Arden segment; and

•
a $44.6 million increase in interest expense incurred during 2017, primarily as a result of higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in the third quarter of 2016 in connection with the Elizabeth Arden Acquisition;

with the foregoing partially offset by:

•
$125.5 million of higher gross profit in 2017, primarily due to the inclusion of gross profit from the Elizabeth Arden segment, partially offset by lower gross profit within the Consumer and Professional segments;

•	$37 million of favorable variance in foreign currency gains, resulting from $18.5 million in foreign currency gains during 2017, as compared to $18.5 million of foreign currency losses during 2016;

•	a $16.9 million aggregate loss on the early extinguishment of debt as a result of the debt-related transactions completed in 2016; and

•
a $3.7 million decrease in the provision for income taxes in 2017, primarily due to the pretax loss from continuing operations in 2017, partially offset by the $47.9 million non-cash expense associated with the impact of the Tax Act.

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

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Non-cash Impairment Charges
For purposes of the annual goodwill impairment test, the Company's SinfulColors (acquired in 2011) and Pure Ice nail enamel (acquired in 2012) brands are included within the Company's Global Color Brands ("GCB") reporting unit. The shift in consumer behavior challenging the brick-and-mortar retail channel contributed to continued consumption and net sales declines, particularly in the nail category, which has disproportionately impacted GCB's financial results. Accordingly, in conjunction with the Company's annual impairment test, the Company recognized $10.8 million in non-cash impairment charges during the fourth quarter of 2017 related to GCB. These non-cash impairment charges are primarily due to the Company’s expectations regarding the future performance of the GCB reporting unit in relation to the carrying amounts of GCB's goodwill. See Note 8, "Goodwill and Intangible Assets," to the Consolidated Financial Statements in this Form 10-K for further details on this non-cash goodwill impairment charge.

Operating Segments

The Company operates in four reporting segments: the consumer division ("Consumer"); Elizabeth Arden; the Professional division ("Professional"); and Other:

•
The Consumer segment is comprised of the Company's consumer brands, which primarily include Revlon, Almay, SinfulColors and Pure Ice in color cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Company’s principal customers for its consumer products include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Consumer segment also includes: (i) a skin care line under the Natural Honey brand; (ii) a hair color line under the Llongueras brand (licensed from a third party) sold to large volume retailers and other retailers, primarily in Spain, which were acquired as part of the Colomer Acquisition; and (iii) Cutex nail care products, which (combined with other Cutex businesses that the Company acquired in 1998) were acquired as part of the October 2015 and May 2016 acquisitions of the Cutex businesses and related assets in the U.S. (the "Cutex U.S. Acquisition") and in certain international territories (the "Cutex International Acquisition" and together with the Cutex U.S. Acquisition, the "Cutex Acquisitions"), respectively.

•
The Elizabeth Arden segment includes the operating results of the Elizabeth Arden business and related purchase accounting of the Elizabeth Arden Acquisition. Elizabeth Arden is a global prestige beauty products company with an iconic portfolio of prestige fragrance, skin care and cosmetic brands, which includes the Elizabeth Arden skin care brands, color cosmetics and fragrances; designer fragrances such as Juicy Couture, John Varvatos and Wildfox; and heritage fragrances such as Curve, Elizabeth Taylor, Britney Spears and Christina Aguilera.

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

•
The Other segment primarily includes the operating results related to the development, marketing and distribution of certain licensed fragrances and other beauty products. The results included within the Other segment are not material to the Company’s consolidated financial results.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations

Consolidated Net Sales:
Year-to-date results:
Consolidated net sales in 2017 were $2,693.7 million, a $359.7 million increase, or 15.4%, compared to $2,334 million in 2016. Excluding the $6.3 million favorable FX impact, consolidated net sales increased by $353.4 million, or 15.1%, during 2017.
Consolidated net sales in 2016 were $2,334 million, a $419.7 million increase, or 21.9%, compared to $1,914.3 million in 2015. Excluding the $43.9 million unfavorable FX impact, consolidated net sales increased on an XFX basis by $463.6 million, or 24.2%, during 2016.
Changes in consumer shopping patterns for beauty products in which consumers have continued to increasingly engage with beauty brands through e-commerce and other social media channels have resulted in slower retail traffic in brick-and-mortar stores in the mass retail channel in North America. This shift in consumer behavior has resulted in continuing declines in the brick-and-mortar retail channel, including store closures. To address the pace and impact of this new commercial landscape, the Company has shifted some of its brand marketing spend toward facilitating increased penetration of e-commerce and social media channels and is focused on the following e-commerce initiatives: (i) developing and implementing effective content to enhance the Company's online retail position; (ii) improving the Company's consumer engagement across social media platforms; and (iii) transforming the Company's technology and data to support efficient management of the Company's digital infrastructure.

See "Segment Results" below for further discussion.

Segment Results:
The Company's management evaluates segment profit, which is defined as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses, for each of the Company's reportable segments. Segment profit also excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation costs; (iv) charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program"); and (v) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition. Unallocated corporate expenses primarily include general and administrative expenses related to the corporate organization. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 19, "Segment Data and Related Information," to the Consolidated Financial Statements in this Form 10-K.
The following tables provide a comparative summary of the Company's segment results for 2017, 2016 and 2015.

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2017	2016	$	%	$	%	2017	2016	$	%	$	%
Consumer	$1,288.5	$1,389.8	$(101.3)	(7.3)%	$(101.6)	(7.3)%	$239.6	$349.2	$(109.6)	(31.4)%	$(108.7)	(31.1)%
Elizabeth Arden(b)	952.5	441.4	511.1	115.8%	509.1	115.3%	114.2	68.2	46.0	67.4%	45.5	66.7%
Professional	432.2	476.5	(44.3)	(9.3)%	(49.3)	(10.3)%	54.9	99.4	(44.5)	(44.8)%	(45.7)	(46.0)%
Other	20.5	26.3	(5.8)	(22.1)%	(4.8)	(18.3)%	(3.7)	(2.7)	(1.0)	(37.0)%	(1.1)	(40.7)%
Total	$2,693.7	$2,334.0	$359.7	15.4%	$353.4	15.1%	$405.0	$514.1	$(109.1)	(21.2)%	$(110.0)	(21.4)%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) 2016 Net Sales and Segment Profit represent results for the partial period from the September 7, 2016 Elizabeth Arden Acquisition Date through December 31, 2016.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2016	2015	$	%	$	%	2016	2015	$	%	$	%
Consumer	$1,389.8	$1,414.8	$(25.0)	(1.8)%	$9.7	0.7%	$349.2	$360.2	$(11.0)	(3.1)%	$(8.3)	(2.3)%
Elizabeth Arden(b)	441.4	—	441.4	N.M.	441.4	N.M.	68.2	—	68.2	N.M.	68.2	N.M.
Professional	476.5	471.1	5.4	1.1%	11.1	2.4%	99.4	103.9	(4.5)	(4.3)%	(3.5)	(3.4)%
Other	26.3	28.4	(2.1)	(7.4)%	1.4	4.9%	(2.7)	1.4	(4.1)	(292.9)%	(4.3)	(307.1)%
Total	$2,334.0	$1,914.3	$419.7	21.9%	$463.6	24.2%	$514.1	$465.5	$48.6	10.4%	$52.1	11.2%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) 2016 Net Sales and Segment Profit represent results for the partial period from the September 7, 2016 Elizabeth Arden Acquisition Date through December 31, 2016.
Consumer Segment
Consumer segment net sales in 2017 were $1,288.5 million, a $101.3 million, or 7.3%, decrease, compared to $1,389.8 million in 2016. Excluding the $0.3 million favorable FX impact, total Consumer net sales in 2017 decreased by $101.6 million, or 7.3%, compared to 2016. This decrease was primarily driven by consumption declines as the Consumer segment continues to be impacted by shifts in consumer behavior resulting in continuing declines in core beauty categories in the mass retail channel in North America, which had a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics and SinfulColors color cosmetics, as well as higher sales returns and incentives. These net sales decreases were partially offset by net sales growth internationally for Revlon color cosmetics.
Consumer segment profit in 2017 was $239.6 million, a $109.6 million, or 31.4%, decrease, compared to $349.2 million in 2016. Excluding the $0.9 million unfavorable FX impact, Consumer segment profit in 2017 decreased by $108.7 million, or 31.1%, compared to 2016. This decrease was primarily driven by lower gross profit, primarily as a result of the net sales declines in North America, partially offset by lower brand support expenses.
Consumer segment net sales in 2016 were $1,389.8 million, a $25 million, or 1.8%, decrease, compared to $1,414.8 million in 2015. Excluding the $34.7 million unfavorable FX impact, total Consumer net sales in 2016 increased by $9.7 million, or 0.7%, compared to 2015. This increase was primarily driven by higher net sales of Cutex nail care products from the Company’s global consolidation of the Cutex brand, which was completed with two separate acquisitions that closed for the U.S. in October 2015 and for the U.K., Australia and certain other International territories in May 2016, as well as higher net sales of Revlon beauty tools and Mitchum anti-perspirant deodorant products, partially offset by lower net sales of Almay color cosmetics. Net sales of Revlon color cosmetics were essentially flat, as strong sales growth internationally was offset by lower net sales in North America due to softening trade conditions in core cosmetics categories.
Consumer segment profit in 2016 was $349.2 million, a $11 million, or 3.1%, decrease as compared to $360.2 million in 2015. Excluding the $2.7 million unfavorable FX impact, Consumer segment profit in 2016 decreased by $8.3 million, or 2.3%, compared to 2015. This decrease was partially due to a 2015 gain of $3.5 million related to the sale of a non-core consumer brand. In addition, Consumer segment profit decreased due to the unfavorable impact of FX transaction within cost of sales, partially offset by decreased brand support on lower performing brands.

Elizabeth Arden Segment

The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on the September 7, 2016 Elizabeth Arden Acquisition Date. As such, the results for 2016 reflect only amounts for the partial period of September 7, 2016 through December 31, 2016. Therefore, an analysis of net sales and segment profit for the Elizabeth Arden segment is not included in this Form 10-K, as the Company does not have full comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment

Professional segment net sales in 2017 were $432.2 million, a $44.3 million, or 9.3%, decrease, as compared to $476.5 million in 2016. Excluding the $5 million favorable FX impact, total Professional segment net sales in 2017 decreased by $49.3 million, or 10.3%, compared to 2016. This decrease was driven primarily by lower net sales of American Crew men's grooming products and CND nail products, partially offset by higher net sales of Revlon Professional hair products.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Professional segment profit in 2017 was $54.9 million, a $44.5 million, or 44.8%, decrease, as compared to $99.4 million in 2016. Excluding the $1.2 million favorable FX impact, Professional segment profit in 2017 decreased by $45.7 million, or 46%, compared to 2016. This decrease was primarily driven by lower net sales, partially offset by lower brand support expenses and incentive compensation.

Professional segment net sales in 2016 were $476.5 million, a $5.4 million, or 1.1%, increase, compared to $471.1 million in 2015. Excluding the $5.7 million unfavorable FX impact, total Professional net sales in 2016 increased by $11.1 million compared to 2015. This increase was driven primarily by higher net sales of American Crew men’s grooming products as a result of the Elvis Presley branded marketing campaign (which ended in December 2017) and Revlon Professional hair products. These increases were partially offset by lower net sales of CND nail products.

Professional segment profit in 2016 was $99.4 million, a $4.5 million, or 4.3%, decrease, compared to $103.9 million in 2015, primarily driven by the absence in 2016 of a $3 million gain related to the sale of a non-core professional brand that was completed in 2015. Excluding the $1 million unfavorable FX impact, Professional segment profit in 2016 decreased by $3.5 million, or 3.4%, compared to 2015.

Geographic Results:
The following tables provide a comparative summary of the Company's net sales by region for 2017, 2016 and 2015:

	Year Ended December 31,		Change			XFX Change (a)
	2017	2016	$	%		$	%
Consumer
North America	$750.8	$882.4	$(131.6)	(14.9)%		$(132.5)	(15.0)%
International	537.7	507.4	30.3	6.0%		30.9	6.1%
Elizabeth Arden(b)
North America	$509.0	$274.8	$234.2	85.2%		$233.6	85.0%
International	443.5	166.6	276.9	166.2%		275.5	165.4%
Professional
North America	$173.5	$223.9	$(50.4)	(22.5)%		$(50.9)	(22.7)%
International	258.7	252.6	6.1	2.4%		1.6	0.6%
Other
North America	$—	$—	$—	N.M.	(c)	$—	N.M.
International	20.5	26.3	(5.8)	(22.1)%		(4.8)	(18.3)%
Total Net Sales	$2,693.7	$2,334.0	$359.7	15.4%		$353.4	15.1%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) 2016 Net Sales represent results for the partial period from the September 7, 2016 Elizabeth Arden Acquisition Date through December 31, 2016.
(c) N.M. - Not meaningful

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Year Ended December 31,		Change			XFX Change (a)
	2016	2015	$	%		$	%
Consumer
North America	$882.4	$921.3	$(38.9)	(4.2)%		$(36.9)	(4.0)%
International	507.4	493.5	13.9	2.8%		46.6	9.4%
Elizabeth Arden(b)
North America	$274.8	$—	$274.8	N.M.		$274.8	N.M.
International	166.6	—	166.6	N.M.		166.6	N.M.
Professional			—
North America	$223.9	$216.8	$7.1	3.3%		$7.9	3.6%
International	252.6	254.3	(1.7)	(0.7)%		3.2	1.3%
Other
North America	$—	$—	$—	N.M.	(c)	$—	N.M.
International	26.3	28.4	(2.1)	(7.4)%		1.4	4.9%
Total Net Sales	$2,334.0	$1,914.3	$419.7	21.9%		$463.6	24.2%
(a) XFX excludes the impact of foreign currency fluctuations.
(b) 2016 Net Sales represent results for the partial period from the September 7, 2016 Elizabeth Arden Acquisition Date through December 31, 2016.
(c) N.M. - Not meaningful

Consumer Segment

North America

In North America, Consumer segment net sales in 2017 decreased by $131.6 million, or 14.9%, to $750.8 million, compared to $882.4 million in 2016. Excluding the $0.9 million favorable FX impact, Consumer segment net sales in North America in 2017 decreased by $132.5 million, or 15%, as compared to 2016. This decrease was primarily due to declines in the U.S. mass retail channel driven by declines in consumption across several beauty categories. The net sales of Revlon color cosmetics, Almay color cosmetics and SinfulColors color cosmetics all declined in 2017 compared to 2016.
Consumer segment net sales in 2016 decreased by $38.9 million, or 4.2%, to $882.4 million, compared to $921.3 million in 2015. Excluding the $2 million unfavorable FX impact, Consumer segment net sales in North America in 2016 decreased by $36.9 million, or 4%, compared to 2015. This decrease was primarily driven by the results of softening trade conditions in core categories, which impacted Revlon color cosmetics and Almay color cosmetics, as well as increased competition impacting Revlon ColorSilk hair color. These decreases were partially offset by incremental net sales in connection with the Company completing the global consolidation of the Cutex nail care brand, as well as higher net sales of Revlon beauty tools.
International

Internationally, Consumer segment net sales in 2017 increased by $30.3 million, or 6%, to $537.7 million, compared to $507.4 million in 2016. Excluding the $0.6 million unfavorable FX impact, Consumer segment International net sales in 2017 increased by $30.9 million, or 6.1%, as compared to 2016. This increase was driven primarily by higher net sales of Revlon color cosmetics. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in certain distributor territories, as well as throughout the Asia-Pacific region.
Consumer International segment net sales in 2016 increased by $13.9 million, or 2.8%, to $507.4 million, compared to $493.5 million in 2015. Excluding the $32.7 million unfavorable FX impact, Consumer International segment net sales in 2016 increased by $46.6 million, or 9.4%, compared to 2015. This increase was primarily driven by higher net sales of Revlon color cosmetics and Revlon ColorSilk hair color, as well as incremental net sales of Cutex nail care products. The increase in International net sales was mainly driven by higher net sales in the U.K. and Mexico.

Elizabeth Arden Segment

The Elizabeth Arden segment is comprised of the operations that the Company acquired in the Elizabeth Arden Acquisition, which closed on the September 7, 2016 Elizabeth Arden Acquisition Date. As such, the results for 2016 reflect only amounts for the partial period of September 7, 2016 through December 31, 2016. Therefore, an analysis of net sales and segment profit for

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the Elizabeth Arden segment is not included in this Form 10-K, as the Company does not have full comparable prior period net sales or segment profit for the Elizabeth Arden segment.

Professional Segment

North America

In North America, Professional segment net sales in 2017 decreased by $50.4 million, or 22.5%, to $173.5 million, as compared to $223.9 million in 2016. Excluding the $0.5 million favorable FX impact, Professional segment net sales in North America in 2017 decreased by $50.9 million, or 22.7%, as compared to 2016. This decrease was primarily driven by declines in net sales of American Crew men's grooming products and CND nail products.

Professional segment net sales in North America in 2016 increased by $7.1 million, or 3.3%, to $223.9 million, compared to $216.8 million in 2015. Excluding the $0.8 million unfavorable FX impact, Professional segment net sales in North America in 2016 increased on an XFX basis by $7.9 million, or 3.6%, compared to 2015. This increase was primarily driven by increased net sales of American Crew men's grooming products as a result of the Elvis Presley branded marketing campaign, as well as Creme of Nature hair products, partially offset by lower net sales of CND nail products.

International

Internationally, Professional segment net sales in 2017 increased by $6.1 million, or 2.4%, to $258.7 million, compared to $252.6 million in 2016. Excluding the $4.5 million favorable FX impact, Professional segment International net sales increased by $1.6 million, or 0.6%, in 2017, as compared to 2016, primarily due to increases in net sales of Revlon Professional hair products, partially offset by lower net sales of CND nail products. From a geographic perspective, the increase in International net sales was mainly driven by increased net sales in France, Russia and Italy.
Internationally, Professional segment net sales in 2016 decreased by $1.7 million, or 0.7%, to $252.6 million, compared to $254.3 million in 2015. Excluding the $4.9 million unfavorable FX impact, Professional segment International net sales increased by $3.2 million, or 1.3%, in 2016, compared to 2015. This increase was primarily due to higher net sales of Revlon Professional hair products, as well as an increase in net sales of American Crew men’s grooming products throughout most of the International region. These increases were partially offset by lower net sales of CND nail products.

Gross profit:
The table below shows the Company's gross profit for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gross profit	$1,542.4	$1,416.9	$1,246.5	$125.5	$170.4
Percentage of net sales	57.3%	60.7%	65.1%	(3.4)%	(4.4)%

Gross profit increased by $125.5 million in 2017, as compared to 2016. Gross profit decreased as a percentage of net sales in 2017 by 3.4 percentage points, as compared to 2016. The drivers of the decrease in gross margin in 2017, as compared to 2016, primarily included:

•	the inclusion of gross profit for the Elizabeth Arden segment, which decreased gross margin by 2.3 percentage points;

•	higher sales incentives, which decreased gross margin by 0.5 percentage points;

•	unfavorable product mix, which decreased gross margin by 0.4 percentage points; and

•	higher allowances for sales returns, which decreased gross margin by 0.2 percentage points;
with the foregoing partially offset by:

•	favorable foreign currency fluctuations, which increased gross margin by 0.3 percentage points.
Excluding the impacts of sales volumes in the Elizabeth Arden segment, unfavorable sales volumes decreased gross profit by $89 million in 2017, compared to 2016, with no impact on gross margin.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gross profit increased by $170.4 million in 2016, as compared to 2015. Gross margin decreased in 2016 by 4.4 percentage points as compared to 2015. The drivers of the decrease in gross margin in 2016, as compared to 2015, primarily included:

•	the inclusion of gross profit from the Elizabeth Arden segment, which decreased gross margin by 2.4 percentage points;

•	unfavorable foreign currency fluctuations, which decreased gross margin by 1.0 percentage point;

•	higher promotional allowances, which decreased gross margin by 0.6 percentage points;

•
additional inventory costs as a result of the recognition of an increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, which decreased gross margin by 0.5 percentage points; and

•	unfavorable product mix, which decreased gross margin by 0.5 percentage points;
with the foregoing partially offset by:

•
the favorable impact in 2016 related to the portion of the 2015 pension lump sum settlement charge recorded in the fourth quarter of 2015 within cost of sales, which did not recur in 2016, which increased gross margin by 0.3 percentage points.

Favorable volume increased gross profit by $26 million in 2016, compared to 2015, with no impact on gross margin.

SG&A expenses:
The table below shows the Company's selling, general and administrative ("SG&A") expenses for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
SG&A expenses	$1,467.6	$1,161.0	$1,002.5	$306.6	$158.5
SG&A expenses increased by $306.6 million in 2017, compared to 2016, primarily driven by:

•	the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, which contributed $303.7 million to the increase in SG&A expenses; and

•	higher general and administrative expenses of $9.7 million, primarily due to higher professional services fees related to the Company's digital transformation initiatives;
with the foregoing partially offset by:

•	a $4.4 million decrease in brand support expenses, primarily within the Consumer Segment, due to the decline in net sales; and

•	lower incentive compensation expense.
SG&A expenses increased by $158.5 million in 2016, compared to 2015, primarily driven by:

•
the inclusion of SG&A expenses in the Elizabeth Arden segment as a result of the Elizabeth Arden Acquisition, commencing on and after the Elizabeth Arden Acquisition Date, which contributed $184.2 million to the increase in SG&A expenses; and

•
$6.5 million of higher general and administrative expenses in 2016, primarily driven by higher compensation due to changes in senior executive management, higher professional and legal fees and a total of $6.5 million in gains recognized in 2015 related to the sales of certain non-core assets, partially offset by $10.2 million of charges recognized in 2015 related to a pension lump sum settlement recorded as a component of SG&A expense and lower non-restructuring severance;

with the foregoing partially offset by:

•	$19.8 million of favorable FX impacts; and

•	a $24.3 million decrease in brand support expenses for lower performing brands, primarily within the Consumer segment.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Acquisition Costs	$3.6	$21.5	$5.9	$(17.9)	$15.6
Integration Costs	49.3	21.7	2.1	27.6	19.6
Total acquisition and integration costs	$52.9	$43.2	$8.0	$9.7	$35.2

The Company incurred $52.9 million of acquisition and integration costs in 2017, consisting primarily of $49.2 million of integration costs related to the integration of Elizabeth Arden and $0.8 million of acquisition costs. The integration costs consisted of non-restructuring costs related primarily to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees, lease termination costs and employee related costs. The acquisition costs primarily included legal fees directly attributable to the Elizabeth Arden Acquisition.
The Company incurred $43.2 million of acquisition and integration costs in 2016, consisting of $21.5 million of acquisition costs and $21.7 million of integration costs, primarily related to the Elizabeth Arden Acquisition. The acquisition costs primarily included legal and consulting fees related to the Elizabeth Arden Acquisition. Integration costs primarily included non-restructuring costs such as consulting fees related to the Company's integration of Elizabeth Arden's operations into the Company's business.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Restructuring charges and other, net	$33.4	$34.0	$10.5	$(0.6)	$23.5

EA Integration Restructuring Program

On the Elizabeth Arden Acquisition Date, the Company completed the Elizabeth Arden Acquisition for a total cash purchase price of $1,034.3 million, pursuant to an agreement and plan of merger (the "Merger Agreement") by and among Revlon, Products Corporation, RR Transaction Corp. ("Acquisition Sub," then a wholly-owned subsidiary of Products Corporation) and Elizabeth Arden. On the Acquisition Date, Elizabeth Arden merged (the "Merger") with and into Acquisition Sub, with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of Products Corporation.

To reduce the Company’s cost of goods sold and SG&A expenses following the Elizabeth Arden Acquisition, the Company identified integration initiatives including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"), which began in December 2016. The Company realized approximately $69 million of annualized cost reductions in executing the EA Integration Restructuring Program during 2017, which primarily benefited the Elizabeth Arden segment results and reduced the Company's corporate-level SG&A expenses.

During 2017, the Company recorded charges totaling $37.7 million related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges: (a) $36.1 million were recorded in restructuring charges and included approximately $4.8 million of lease termination costs; (b) $0.9 million were recorded in cost of sales; and (c) $0.7 million were recorded in SG&A expenses.

During 2016, the Company recorded charges totaling $34.5 million related to the EA Integration Restructuring Program that were incurred in connection with integrating the Elizabeth Arden and Revlon organizations. Of the $34.5 million charge: (a) $31.7 million was recorded in restructuring charges and other, net; (b) $0.5 million was recorded in cost of goods sold; and (c) $2.3 million was recorded in SG&A expenses.

As of December 31, 2017, to further implement the EA Integration Restructuring Program and other restructuring costs, the Company anticipates recognizing approximately $90 million to $95 million of total pre-tax restructuring and related charges consisting of: (i) approximately $65 million to $70 million of employee-related costs, including severance, retention and other

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

For further discussion on the Elizabeth Arden Acquisition and the EA Integration Restructuring Program, see Note 2, "Business Combinations," and Note 3, "Restructuring Charges - EA Integration Restructuring Program," to the Consolidated Financial Statements in this Form 10-K.

2015 Efficiency Program

In 2017, the Company performed a review of the 2015 Efficiency Program and determined that employees in certain positions that were initially identified to be eliminated would continue to be employed by the Company in varying positions in connection with integrating the Elizabeth Arden and Revlon organizations. As a result, the Company reversed approximately $3.2 million in previously-accrued restructuring charges recognized in connection with the 2015 Efficiency Program.

In 2016, the Company recognized $1.3 million of restructuring charges and other, net, in connection with the 2015 Efficiency Program, compared to $10.5 million of restructuring charges and other, net, in 2015.

See Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's restructuring initiatives.

Interest expense:
The table below shows the Company's interest expense for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest expense	$149.8	$105.2	$83.3	$44.6	$21.9
The $44.6 million increase in interest expense in 2017, compared to 2016, and the $21.9 million increase in interest expense in 2016, compared to 2015, were primarily due to higher average debt outstanding and higher weighted average borrowing rates as a result of the debt transactions completed in connection with the Elizabeth Arden Acquisition.

See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments" for further discussion of the above debt transactions.

Loss on early extinguishment of debt:
The table below shows the Company's loss on early extinguishment of debt for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loss on early extinguishment of debt	$—	$16.9	$—	$(16.9)	$16.9

The Company recognized a $16.9 million aggregate loss on the early extinguishment of debt during in 2016, primarily due to approximately $6 million of fees and expenses that were expensed as incurred in connection with entering into the 2016 Senior Credit Facilities, as well as the write-off of $10.9 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the September 2016 repayment of the Old Term Loan Facility.

Please refer to "Financial Condition, Liquidity and Capital Resources – Long-Term Debt Instruments" for further discussion.

Foreign currency (gains) losses, net:
The table below shows the Company's foreign currency (gains) losses, net for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Foreign currency (gains) losses, net	$(18.5)	$18.5	$15.7	$(37.0)	$2.8

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The $18.5 million in foreign currency gains, net, during 2017, compared to $18.5 million in foreign currency loss, net during 2016, was primarily driven by:

•	the favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables, partly offset by:

•	a $4.1 million foreign currency loss in 2017, compared to a $2.1 million foreign currency gain in 2016, in each case related to the Company's foreign currency forward exchange contracts.
The $2.8 million increase in foreign currency losses in 2016, compared to 2015, was primarily driven by:

•	a $2.1 million foreign currency gain in 2016, compared to a $3.8 million foreign currency gain in 2015, in each case related to the Company’s foreign currency forward exchange contracts; and

•	the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

Provision for income taxes:
The table below shows the Company's provision for income taxes for 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Provision for income taxes	$21.8	$25.5	$51.4	$(3.7)	$(25.9)

The Company's provision for income taxes decreased by $3.7 million in 2017, compared to 2016, primarily due to lower pre-tax income for 2017, compared to 2016, partially offset by the $47.9 million non-cash expense associated with the reduction in the Company's deferred tax assets as a result of the Tax Act.
The provision for income taxes decreased by $25.9 million in 2016, compared to 2015, primarily due to lower pre-tax income for 2016, compared to 2015, partially offset by the lack of benefit in 2016 from goodwill and intangible assets impairment, as well as the benefit in 2015 from the reduction of the deferred tax valuation allowance that did not exist in 2016.
The Company's effective tax rate for 2017 was lower than the 35% federal statutory rate as a result of the level and mix of earnings between jurisdictions and the $47.9 million non-cash expense associated with the reduction in the Company's deferred tax assets as a result of the Tax Act.
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
On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover balance. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018.
The Tax Act affected the Company’s financial statements for the year ending December 31, 2017, including, but not limited to, by (1) reducing the U.S. federal corporate tax rate, and (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Company currently expects to have no transition tax liability, due to its deficit in foreign earnings, and it recorded an estimated non-cash expense of $47.9 million in 2017 associated with the reduction in the Company's deferred tax assets, as a result of the reduction in the U.S. federal corporate tax rate.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

See Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in this Form 10-K. See also Note 16, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K for further discussion.
The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides that companies are required to complete their accounting under Accounting Standards Codification Topic 740, “Income Taxes” ("ASC 740") over a measurement period that should not extend beyond one year from the Tax Act enactment date. In accordance with SAB 118, companies must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete in their financial statements for the fiscal period ended December 31, 2017. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete at the time such financial statements are filed, but it is able to determine a reasonable estimate for the income tax effects of the Tax Act, it must record a provisional estimate of such effects in its financial statements for the period ended December 31, 2017. If a company cannot determine a provisional estimate to be included in its financial statements for the fiscal period ended December 31, 2017, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Financial Condition, Liquidity and Capital Resources
At December 31, 2017, the Company had a liquidity position of $280.1 million, consisting of $87.1 million of unrestricted cash and cash equivalents, as well as $193 million in available borrowings under Products Corporation's $400 million 2016 Revolving Credit Facility, based upon the borrowing base of $381.9 million, less $10.1 million of outstanding undrawn letters of credit, $21.8 million of outstanding checks and $157 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date. The Company believes that the cash generated by its operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its liquidity needs for at least the next 12 months from the issuance date of this Form 10-K.
The Company’s foreign operations held $83.2 million out of its total $87.1 million in cash and cash equivalents as of December 31, 2017. The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During 2017, the Company repatriated funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries. The Company believes that the cash generated by its domestic operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period. On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover balance. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in this Form 10-K for a further discussion.

Changes in Cash Flows
At December 31, 2017, the Company had cash, cash equivalents and restricted cash of $87.4 million, compared with $186.8 million at December 31, 2016. The following table summarizes the Company’s cash flows from operating, investing and financing activities in 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(139.3)	$120.1	$158.1
Net cash used in investing activities	(108.3)	(1,087.5)	(83.8)
Net cash provided by (used in) financing activities	136.9	829.9	(14.9)
Effect of exchange rate changes on cash and cash equivalents	11.3	(2.6)	(7.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(99.4)	$(140.1)	$51.6
Cash, cash equivalents and restricted cash at beginning of period	186.8	326.9	275.3
Cash, cash equivalents and restricted cash at end of period	$87.4	$186.8	$326.9

Operating Activities
Net cash used in operating activities was $139.3 million in 2017. Net cash provided by operating activities was $120.1 million and $158.1 million for 2016 and 2015, respectively. The increase in cash used in 2017, compared to 2016, was primarily driven by higher inventory balances; higher interest payments as a result of increased debt incurred in September 2016 in connection with financing and consummating the Elizabeth Arden Acquisition, as well as higher borrowings under the 2016 Revolving Credit Facility; and higher payments for restructuring, acquisition and integration costs in connection with the EA Integration Restructuring Program, partially offset by favorable changes in working capital.
The increase in cash used in 2016, as compared to 2015, was primarily driven by the payment of acquisition and integration costs in 2016, higher interest payments in 2016 as a result of increased debt incurred in connection with financing and consummating the Elizabeth Arden Acquisition, as well as the timing of certain accounts payable disbursements and accounts receivable collections at the end of 2015, compared to 2016.
Investing Activities
Net cash used in investing activities was $108.3 million, $1,087.5 million and $83.8 million for 2017, 2016 and 2015, respectively, which included $108.3 million, $59.3 million and $48.3 million of cash used for capital expenditures, respectively. Capital expenditures for 2017 included approximately $40 million for Elizabeth Arden integration-related investments.
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

Financing Activities
Net cash provided by (used in) financing activities was $136.9 million, $829.9 million and $(14.9) million for 2017, 2016 and 2015, respectively.
Net cash provided by financing activities in 2017 primarily included:

•	$157 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$18 million of repayments under the 2016 Term Loan Facility.
Net cash provided by financing activities in 2016 primarily included:

•	cash proceeds received in connection with originating the 2016 Term Loan Facility, in the aggregate principal amount of $1.8 billion, or $1.791 billion, net of discounts;

•	cash proceeds received in connection with issuance of the 6.25% Senior Notes, in the aggregate principal amount of $450 million; and
with the foregoing partially offset by:

•	$658.6 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s 2011 Term Loan;

•	$651.4 million of cash used to repay all of the aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan;

•
(i) $45 million of fees incurred in connection with originating the 2016 Term Loan Facility; (ii) $5.7 million of fees incurred in connection with originating the 2016 Revolving Credit Facility; and (iii) $10.9 million of fees incurred in connection with issuing Products Corporation's 6.25% Senior Notes;

•	a $23.2 million required excess cash flow prepayment made under the Old Term Loan Facility, as discussed below; and

•	$2.7 million utilized for the repurchase of shares from a former executive.
Net cash used in financing activities for 2015 primarily included:

•	a $24.6 million required excess cash flow prepayment made under the Old Term Loan Facility; and

•	$6.8 million of scheduled amortization payments on the Old Acquisition Term Loan;
with the foregoing partially offset by:

•	$23 million increase in short-term borrowings and overdrafts.
Refer below for further discussion of the debt instruments and related financing activities discussed above.

Long-Term Debt Instruments
Recent Debt Transactions
The Company completed several debt transactions during 2016, as described below:
2016 Debt-Related Transactions
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1.8 billion 2016 Term Loan Facility (the "2016 Term Loan Facility" and such agreement being the "2016 Term Loan Agreement"); and (ii) the 5-year $400 million 2016 Revolving Credit Facility (the "2016 Revolving Credit Facility" and such agreement being the "2016 Revolving Credit Agreement" and such facility, together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities" and such agreements being the "2016 Credit Agreements"). Products Corporation also completed the issuance of $450 million aggregate principal amount of its 6.25% Senior Notes due 2024. The proceeds of Products Corporation's 6.25% Senior Notes offering and the 2016 Term Loan Facility, together with approximately $35 million of borrowings under the 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350 million aggregate principal amount outstanding of the then-existing Elizabeth Arden Senior Notes (the "Elizabeth Arden Senior Notes"); (ii) repaying the entire $142 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55 million liquidation preference of all 50,000 shares of Elizabeth Arden's then-issued and outstanding preferred stock (which amount included a $5 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 Term Loan (the "2011 Term Loan") and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such repayment) (the "Old Acquisition Term Loan" and together with the 2011 Term Loan, the "Old Term Loan Agreement" and the "Old Term Loan Facility," respectively). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date (i.e., September 7, 2023); and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million.  The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the "Restricted Group"), are subject to the covenants under the 2016 Term Loan Agreement.  The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions).  The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical.  The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the "Revolving Facility Collateral") rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility.  The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the "Term Loan Collateral"), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

Interest and Fees: Interest accrues on term loans under the 2016 Term Loan Facility at a rate per annum of Adjusted LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, at Products Corporation’s option, and is payable quarterly, at a minimum.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Term Loan Facility.

Affirmative and Negative Covenants: The 2016 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The negative covenants are subject to various exceptions, including an "available amount basket" based on 50% of Products Corporation’s cumulative consolidated net income, plus a "starter" basket of $200 million, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2016 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments. While the 2016 Term Loan Agreement contains certain customary representations, warranties and events of default, it does not contain any financial maintenance covenants.

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2017, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty.
2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Revolving Credit Agreement, for which Citibank, N.A. acts as administrative agent and collateral agent. The 2016 Revolving Credit Facility has an initial maximum availability of $400 million (with a $100 million sublimit for letters of credit and up to $70 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $50 million and (y) the excess of the borrowing base over the amounts of then-effective commitments.  The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation under the 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) qualified restricted cash (capped at $75 million); and (iv) a temporary increase amount between August 15 and October 31 of each year, which are collectively subject to certain availability reserves set by the administrative agent. The 2016 Revolving Credit Facility matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million.

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

Interest and Fees: Under the 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.50% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.  Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee of 0.25% for any unused amounts. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain "payment conditions" for asset-based credit facilities are satisfied.  The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default.  If Products Corporation’s "Liquidity Amount" (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.

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
6.25% Senior Notes
On August 4, 2016, Revlon Escrow Corporation (the "Escrow Issuer"), which on such date was a wholly owned subsidiary of Products Corporation, completed the 6.25% Senior Notes Offering, pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $450 million aggregate principal amount of the 6.25% Senior Notes. The 6.25% Senior Notes are unsecured and were issued by the Escrow Issuer to the initial purchasers under the 6.25% Senior Notes Indenture, between the Escrow Issuer and U.S. Bank National Association, as trustee (the "6.25% Senior Notes Trustee"). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1. The proceeds from the 6.25% Senior Notes were released from escrow on the September 7, 2016 Elizabeth Arden Acquisition Date (the "Escrow Release"). On the Elizabeth Arden Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the "6.25% Senior Notes Guarantors"), and the 6.25% Senior Notes Trustee entered into a supplemental indenture (the "6.25% Senior Notes Supplemental Indenture") to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the 6.25% Senior Notes Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis (the "6.25% Senior Notes Guarantees").  The 6.25% Senior Notes Guarantors are the same entities that are subsidiary guarantors under the 2016 Senior Credit Facilities.

In December 2016, Products Corporation consummated an offer to exchange the original 6.25% Senior Notes for $450 million of new 6.25% Senior Notes, which have substantially the same terms as the original 6.25% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the "6.25% Senior Notes").

Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ existing and future senior secured indebtedness, including indebtedness under Products Corporation’s 2016 Senior Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the 6.25% Senior Notes Guarantors other than expressly subordinated indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees rank effectively junior to indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the "6.25% Senior Notes Non-Guarantor Subsidiaries"), none of which guarantee the 6.25% Senior Notes.

Optional Redemption: Prior to August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole or from time-to-time in part, upon Products Corporation’s payment of an applicable make-whole premium based on the comparable treasury rate plus 50 basis points. Prior to August 1, 2019, up to 40% of the aggregate principal amount of 6.25% Senior Notes may also be redeemed at Products Corporation’s option at any time as a whole or from time-to-time in part, at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest to (but not including) the date of redemption with the proceeds of certain equity offerings and capital contributions (so long as at least 60% of the 6.25% Senior Notes thereafter remain outstanding). On and after August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time-to-time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

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

Certain Covenants: The 6.25% Senior Notes Indenture imposes certain limitations on Products Corporation’s and the 6.25% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the 6.25% Senior Notes and make other "restricted payments;" (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Products Corporation's subsidiaries.

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
Amended Term Loan Facility - Excess Cash Flow Payment
In February 2016, Products Corporation prepaid $23.2 million of indebtedness, representing 50% of its 2015 "excess cash flow" as defined under, and as required by, the Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding at such time under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount then outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future annual amortization payments under such loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment. The 2011 Term Loan and Old Acquisition Term Loan were completely refinanced and terminated in connection with Products Corporation’s completing the 2016 Senior Credit Facilities and issuing the 6.25% Senior Notes.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements as of December 31, 2017. As of December 31, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,777.5 million and $157 million, respectively. Availability under the $400 million 2016 Revolving Credit Facility as of December 31, 2017 was $193 million, based upon the calculated borrowing base of $381.9 million, less $10.1 million of outstanding undrawn letters of credit, $21.8 million of outstanding checks and $157 million then drawn on the 2016 Revolving Credit Facility.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2017.

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
The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. The Company’s cash contributions to its pension and post-retirement benefit plans in 2017 were $8.5 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $10 million in the aggregate for 2018. The Company’s cash taxes paid in 2017 were $0.4 million. The Company expects to pay cash taxes of approximately $10 million to $15 million in the aggregate during 2018. On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover balance. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in this Form 10-K for a further discussion.
The Company’s purchases of permanent wall displays and capital expenditures in 2017 were $65.5 million and $108.3 million, respectively. Capital expenditures for 2017 included approximately $40 million of spend for the EA Integration Restructuring Program. The Company expects that purchases of permanent wall displays will be approximately $55 million to $70 million during 2018 and expects that capital expenditures will be approximately $90 million to $110 million in 2018.
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
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2018, including expenses in connection with payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures. If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, capital expenditures, restructuring and severance costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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
During February 2018, the Company launched its new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that have impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to several large retail customers in the U.S. In response, the Company has implemented a robust service recovery plan and is making significant progress in resolving these issues. These disruptions have reduced the Company’s accounts receivable on a temporary basis, which has impacted the Company’s borrowing base under the 2016 Revolving Credit Facility. The Company continues to believe that its current sources of liquidity are sufficient. In addition, the Company is negotiating for an expansion of available liquidity with its lenders. See Item 1A. "Risk Factors" regarding the Company’s implementation of its new ERP system and those related to the Company’s substantial indebtedness.

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts ("FX Contracts") from time-to-time to hedge certain net cash flows denominated in currencies other than the local currencies of the Company’s foreign and domestic operations. The FX Contracts are entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At December 31, 2017, the FX Contracts outstanding had a notional amount of $147.1 million and a net liability fair value of $1.3 million.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap initially had a floor of 1%, that in December 2016, was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap, which expires in May 2018. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility through May 2018. Under the terms of the 2013 Interest Rate Swap, Products Corporation receives from the counterparty a floating interest rate based on the higher of three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% through May 2018). At December 31, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $0.9 million and $4.7 million, respectively.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, or the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $1.2 million, or $0.7 million net of tax, at December 31, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings through the expiration of the 2013 Interest Rate Swap in May 2018.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to our outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.6 million and $2.3 million as of December 31, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual obligations and commercial commitments that affect the Company's financial condition and liquidity position as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including current portion (a)	$2,885.0	$175.1	$36.2	$536.2	$2,137.5
Interest on long-term debt (b)	812.1	151.3	297.6	247.4	115.8
Capital lease obligations	2.9	1.4	1.3	0.2	—
Operating leases (c)	245.4	48.0	70.6	48.2	78.6
Purchase obligations (d)	329.6	276.2	32.6	18.5	2.3
Other long-term obligations (e)	85.6	52.2	23.9	8.5	1.0
Total contractual obligations	$4,360.6	$704.2	$462.2	$859.0	$2,335.2

(a)
Consists primarily of: (i) the $1,777.5 million in aggregate principal amount outstanding under the 2016 Term Loan Facility; (ii) the $450 million in aggregate principal amount outstanding under the 6.25% Senior Notes; and (iii) the $500 million in aggregate principal amount outstanding under the 5.75% Senior Notes, in each case as of December 31, 2017.

(b)	Consists of interest through the respective maturity dates on the outstanding debt discussed in (a) above; based on interest rates under such debt agreements as of December 31, 2017.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

(c)
Included in the obligations for operating leases as of December 31, 2017 is the lease for the Company's headquarters in New York City, which includes minimum lease payments in the aggregate of approximately $70 million over the 15-year term; a leased distribution and office facility in Roanoke, Virginia; and a leased warehouse and returns processing facility in Salem, Virginia.

(d)
Consists of purchase commitments for finished goods, raw materials, components, minimum royalty guarantees and services pursuant to enforceable and legally binding obligations which include all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(e)
Consists primarily of media and advertising contracts, pension funding obligations (amount due within one year only, as subsequent pension funding obligation amounts cannot be reasonably estimated since the return on pension assets in future periods, as well as future pension assumptions, are not known), software licensing agreements and obligations related to third-party warehousing and distribution services. Such amounts exclude employment agreements, severance and other immaterial contractual commitments, which severance and other contractual commitments related to restructuring activities are discussed in Note 3, "Restructuring Charges," to the Consolidated Financial Statements in this Form 10-K.

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

Discussion of Critical Accounting Policies
In the ordinary course of its business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Actual results could differ significantly from those estimates and assumptions. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop a different conclusion. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
Sales Returns:
The Company allows customers, primarily within its Consumer and Elizabeth Arden segments, to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, the Company’s estimates of sales returns based primarily upon historical product returns experience, planned product discontinuances and promotional sales, which would permit customers to return products based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.
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

REVLON, INC AND SUBSIDIARIES
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
Inventories:
Inventories are stated at the lower of cost or net realizable value. Cost is based on standard cost and production variances, which approximates actual cost on the first-in, first-out method. Cost components include direct materials, direct labor and direct overhead, as well as in-bound freight. The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories, as well as planned discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company's estimates and expectations.
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
The Company applies the "full yield curve" approach, an alternative approach from the single weighted-average discount rate approach, to calculate the service and interest components of net periodic benefit cost for pension and other post-retirement benefits. Under this method, the discount rate assumption was built through the application of specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each of the Company's pension and other retirement plans.
The Company utilized a 3.47% weighted-average discount rate in 2017 for the Company's U.S. defined benefit pension plans, compared to a 3.92% weighted-average discount rate in 2016. The Company utilized a 2.19% weighted-average discount rate for the Company’s international defined benefit pension plans in 2017, compared to a 2.66% weighted-average discount rate selected in 2016. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2017 were primarily due to observed decreases in long-term interest yields on high-quality corporate bonds during 2017. At December 31, 2017, the decrease in the discount rates from December 31, 2016 had the effect of increasing the Company’s projected pension benefit obligation by approximately $24.1 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 6.5% for 2017 and 7% for 2016. The weighted-average expected long-term rate of return used for the Company’s international plans was 4.81% for 2017 and 6% for 2016. For 2017, the actual return on pension plan assets was $53.5 million, as compared with expected return on plan assets of $28.6 million. The resulting $24.9 million difference, representing a net deferred gain, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2017 was above expectations, primarily due to higher returns from investments in developed equity markets, bank loans and bond yields.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2017 net periodic benefit costs and its projected benefit obligation at December 31, 2017 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$1.1	$(16.9)	$0.8	$17.7
Expected long-term rate of return	(2.0)	—	0.4	—
The rate of future compensation increases is another assumption used by the Company’s third-party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in 2017 and 2016 was 3.5% for the U.S. defined benefit pension plans. Such increase was not applied to the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments that effectively froze these plans as of December 31, 2009.
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
To determine the fiscal 2018 net periodic benefit income/cost, the Company is using the "full yield curve" approach described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	3.07%	2.26%
Service cost	3.84%	0.69%
Interest cost on service cost	3.59%	0.39%
For 2018, the Company is using long-term rates of return on pension plan assets of 6% and 4.95% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2018 will result in net periodic benefit cost of $2.5 million for 2018, compared to $4.1 million of net periodic benefit cost in 2017, excluding the curtailment gain.
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
Determining fair value requires significant estimates and assumptions based on evaluating a number of factors, such as marketplace participants, product life cycles, consumer awareness, brand history and future expansion expectations. There are significant judgments inherent in a discounted cash flow approach, including in selecting appropriate discount rates, hypothetical royalty rates, contributory asset capital charges, estimating the amount and timing of future cash flows and identifying appropriate terminal growth rate assumptions. The discount rates used in discounted cash flow analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective acquired intangible assets.
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

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Goodwill totaled $692.5 million and $689.5 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, goodwill of $216.7 million, $234 million and $241.8 million related to the Consumer, Elizabeth Arden and Professional segments, respectively. Indefinite-lived intangibles totaled $147.9 million and $243.3 million as of December 31, 2017 and 2016, respectively.
Goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to any such excess. Goodwill is tested for impairment at the reporting unit level. The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within the Consumer segment, the Company has identified two reporting units: (i) GCB, which includes the SinfulColors and Pure Ice nail enamel brands; and (ii) "Revlon, Almay and Other," which includes the remainder of the Company's Consumer brands and does not include brands of the Company's Elizabeth Arden and Other reportable segments. The Company's other reporting units are consistent with the reportable segments identified in Note 19, "Segment Data and Related Information." For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.
For 2017, the Company utilized the two-step process, as prescribed by Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, to test the GCB reporting unit for impairment. The shift in consumer behavior challenging the brick-and-mortar retail channel contributed to continued consumption and net sales declines for both brands comprising the GCB reporting unit. In the first step of this test, the Company compared the fair value of GCB, determined based upon discounted estimated future cash flows, to its carrying amount, including goodwill. The results of the step one test indicated that impairment indicators may have existed for the GCB reporting unit.
In the second step, the Company measured the potential impairment of GCB reporting unit by comparing its implied fair value with the carrying amount of its goodwill at October 1, 2017. The implied fair value of the GCB reporting unit's goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of the GCB reporting unit was allocated to all the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if GCB had been acquired in a business combination and the estimated fair value of GCB reporting unit was the purchase price paid. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized within operations. The Company determined the fair value of the GCB reporting unit using discounted estimated future cash flows. The weighted-average cost of capital used in testing the GCB reporting unit for impairment was 12% with a perpetual growth rate of 2%. As a result of this annual impairment test, the Company recognized an aggregate $10.8 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2017. Following the recognition of this non-cash goodwill impairment charge, the GCB reporting unit had $14.8 million remaining goodwill as of December 31, 2017.
For 2017, in assessing whether goodwill was impaired in connection with its annual impairment test performed during the fourth quarter of 2017 using October 1st, 2017 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in 2016 and the financial performance of the (i) Revlon, Almay and Other; (ii) Elizabeth Arden; and (iii) Professional reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts for 2017.
In conjunction with the 2017 annual impairment test, the Company reviewed finite-lived intangible assets for impairment whenever facts and circumstances indicated that their carrying values may not be fully recoverable. This test compares the current carrying values of the intangible assets to the undiscounted pre-tax cash flows expected to result from the use of the assets. Based upon the results of the annual goodwill impairment test for the GCB reporting unit during 2017, the Company performed an impairment review of the finite-lived intangible assets acquired as part of acquiring the SinfulColor and Pure Ice brands. For the year ended December 31, 2017, no impairment was recognized related to the carrying value of the GCB reporting unit's finite or indefinite-lived intangible assets.
For 2016, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's then existing four reporting units: (i) Revlon, Almay and Other; (ii) GCB; (iii) Professional; and (iv) Other. As a result of the annual impairment testing for 2016, the Company recognized a $16.7 million non-cash goodwill impairment charge related to the Other reporting unit in the fourth quarter of 2016.
Based upon the results of the annual goodwill impairment test for the Other reporting unit during 2016, the Company performed an impairment review of the finite-lived intangible assets acquired as part of the 2015 CBB Acquisition. As a result of this review, the Company recognized during the fourth quarter of 2016 within the Other reporting unit $4.2 million, $2.0 million and $0.5

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

million of non-cash impairment charges as a result of the change in the fair value of customer relationships, distribution rights and trade names, respectively, in the aggregate amount of $6.7 million.
For 2015, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's then existing four reporting units: (i) Revlon, Almay and Other; (ii) GCB; (iii) Professional; and (iv) Other. As a result of the 2015 annual impairment test, the Company recognized a $9.7 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2015.
See Note 2, "Business Combinations," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion of the Company's goodwill and intangible assets.
Income Taxes:
The Company records income taxes based on amounts payable with respect to the current year and includes the effect of deferred taxes. The effective tax rate reflects statutory tax rates, tax-planning opportunities that may be available in various jurisdictions in which the Company operates and the Company’s estimate of the ultimate outcome of various tax audits and issues. Determining the Company’s effective tax rate and evaluating tax positions requires significant judgment.
The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The realization of the deferred tax assets is primarily dependent on forecasted future taxable income. The Company establishes a valuation allowance for deferred tax assets when management determines that it is more likely than not that the Company will not realize a tax benefit for the deferred tax assets. Any reduction in estimated forecasted future taxable income may require the Company to record valuation allowances against deferred tax assets on which a valuation allowance was not previously established. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for income taxes," for further discussion.
The Company recognizes a tax position in its financial statements when management determines that it was more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company provides for U.S. federal income taxes and foreign withholding taxes on foreign subsidiaries' cumulative undistributed earnings when it is not the Company's intent to indefinitely reinvest such earnings overseas. No provision is made for U.S. income taxes where the Company's plan is to indefinitely reinvest such undistributed earnings from the Company's foreign operations in its overseas operations. If these future foreign earnings are repatriated to the U.S., or if the Company determines that such foreign earnings will be remitted to the U.S. in the foreseeable future, additional U.S. tax provisions may be required. Due to the complexities in the tax laws, including the implications of the Tax Act and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required on account of these foreign undistributed earnings.
As previously noted, on December 22, 2017, with the enactment of the Tax Act, the U.S. government enacted comprehensive tax reform that makes broad and complex changes to the U.S. tax code affecting the Company’s fiscal year ended December 31, 2017, including, but not limited to:

1.	reducing the U.S. federal corporate tax rate;

2.	requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and

3.	imposing a new limitation on the deductibility of interest.

The impact of those changes to the Company's December 31, 2017 fiscal year is estimated to be a non-cash expense of $47.9 million.

The Tax Act also establishes other new tax laws that could affect the Company in future years, including, but not limited to:

1.	a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries;

2.	a new provision designed to tax global intangible low-taxed income ("GILTI");

3.	increased limitations on the deductibility of certain executive compensation; and

4.	changes to net operating loss carryforward periods and annual utilization.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

For various reasons that are discussed in greater detail in Note 16, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. The Company recorded provisional adjustments in cases where the Company was able to make reasonable estimates of the effects of elements of the Tax Act for which its analysis is not yet complete. The Company has not recorded any adjustments for elements of the Tax Act for which the Company was not yet able to make reasonable estimates of the impact of those elements, and has continued accounting for such elements in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligations, forfeitures and income taxes when awards vest or are settled. The Company adopted ASU No. 2016-09 beginning on January 1, 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures. The adoption of ASU No. 2016-09 resulted in tax withholdings related to net share settlements of restricted stock units and awards in the amount of $3.2 million and $2.8 million for 2016 and 2015, respectively, previously reported in the Consolidated Statement of Cash Flows as a component of cash flows from operating activities, which were reclassified as a component of cash flows from financing activities.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about and Entity's Ability to Continue as a Going Concern," which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The Company adopted ASU 2014-15 on January 1, 2017 and the adoption of this guidance did not have a material impact on the Company's financial statement disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides specific guidance on the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. Under the new standard, the changes in restricted cash and restricted cash equivalents are required to be disclosed in reconciling the opening and closing balances on the statement of cash flows. The Company adopted ASU No. 2016-18 during the fourth quarter of 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures, other than requiring the Company to reconcile its cash balances from its statements of financial position to its statements of cash flows and including restricted cash within the beginning and ending balances of cash within the Company's statement of cash flow.

Recently Issued Accounting Standards or Updates Not Yet Effective
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. This new guidance can be applied retrospectively and provides entities with the option to reclassify the amounts. The new guidance is effective for annual and quarterly periods beginning after December 15, 2018, with early adoption permitted, and requires entities to make new disclosures regardless of whether they elect to reclassify tax effects. The Company is in the process of evaluating the impact that this new guidance is expected to have on its financial statements and/or financial statement disclosures.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC would be presented separately from this line item and below any subtotal of operating income; companies will need to disclose the line items used to present these other components of NPPC and NPPBC, if not separately presented in the statement of operations. In addition, only the service cost

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

component would be eligible for capitalization in assets. This guidance is effective retrospectively for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2017-07 beginning as of January 1, 2018, and the Company expects that substantially all of the 2018 projected cost of approximately $9.0 million will be presented below operating income in the Company's 2018 Statement of Operations and Comprehensive (Loss) Income.
In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under the new guidance, an entity would continue to perform the first step of the annual impairment test by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU No. 2017-04 beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business," which further clarifies the definition of a business in an effort to assist entities in evaluating whether a set of transferred assets constitutes a business. Under this new guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset or similar asset group, the set of transferred assets would not meet the definition of a business and no further evaluation is necessary. If this threshold is not met, the entity would then evaluate whether the set of transferred assets and activities meets the requirement that a business include, at a minimum, an input and a process that together have the ability to create an output. This guidance is effective for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2017-01 beginning as of January 1, 2018 and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Receipts and Cash Payments," which aims to standardize how certain transactions are classified within the Statement of Cash Flows, including, among other issues, debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2016-15 beginning as of January 1, 2018 and expects that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU No. 2016-02 beginning as of January 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, as described below. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements.
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which allows for a deferral of the adoption date for ASU No. 2014-09 until January 1, 2018 and permitted early adoption of ASU No. 2014-09, but not before the effective date of January 1, 2017.
The Company adopted ASU No. 2014-09 beginning as of January 1, 2018 using the modified retrospective method. While the Company is finalizing its assessment of all potential impacts of ASU No. 2014-09, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of this new standard are consistent with the Company's revenue recognition policy under previous guidance. As a result, the Company does not currently expect that the adoption will have a material impact on its revenues, results of operations or financial position. The Company does, however, expect to expand its financial statement disclosures in order to comply with the new standard. The Company has drafted its accounting policy with respect to the new standard based on a review of its business. The new policy reflects updates to internal controls and processes to enable the preparation of financial information upon its adoption of ASU No. 2014-09.

REVLON, INC AND SUBSIDIARIES
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

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates, primarily under Products Corporation's 2016 Senior Credit Facilities. The Company manages interest rate risk through a combination of fixed-and-floating rate debt. From time-to-time, the Company makes use of derivative financial instruments to adjust its fixed-and-floating rate ratio, such as with the 2013 Interest Rate Swap, which expires in May 2018. The Company does not hold or issue financial instruments for speculative or trading purposes.
The table below provides information about the Company's indebtedness as of December 31, 2017 that is sensitive to changes in interest rates. The table presents cash flows with respect to principal on indebtedness and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the U.S. Dollar LIBOR yield curve at December 31, 2017. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency:

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value December 31, 2017
Debt
Short-term variable rate (third party - various currencies)	$10.6						$10.6	$10.6
Average interest rate (a)	4.1%
Short-term fixed rate (third party - EUR)	$1.8						$1.8	$1.8
Average interest rate	11.8%
Long-term fixed rate (third party - USD)				$500.0		$450.0	$950.0	$649.8
Average interest rate				5.75%		6.25%
Long-term fixed rate (third party - EUR)	$0.1	$0.1	$0.1	$0.1	$0.1	$—	$0.5	$0.5
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (b)	$175.0	$18.0	$18.0	$18.0	$18.0	$1,687.5	$1,934.5	$1,481.2
Average interest rate (a)(c)	3.5%	5.5%	5.6%	5.7%	5.7%	5.7%
Total debt	$187.5	$18.1	$18.1	$518.1	$18.1	$2,137.5	$2,897.4	$2,143.9

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at December 31, 2017.

(b)	Includes total quarterly amortization payments required for each year under the 2016 Term Loan Facility and the borrowings under the 2016 Revolving Credit Facility.

(c)
At December 31, 2017, the interest rate for the 2016 Term Loan Facility was the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.5% per annum (with the Eurodollar Rate not to be less than 0.75%). See Note 11, "Long-Term Debt," to the Consolidated Financial Statements. At December 31, 2017, the interest rate for the 2016 Revolving Credit Facility was 3.2% per annum, which is based on the Eurodollar Rate plus the applicable margin, as described in this Form 10-K. See "Financial Condition, Liquidity and Capital Resources - 2016 Revolving Credit Facility - Interest and Fees."

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2017, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by approximately $15.7 million.
At December 31, 2017 and December 31, 2016, the fair value of the 2013 Interest Rate Swap was a liability of $0.9 million and $4.7 million, respectively. See "Financial Condition, Liquidity and Capital Resources - Derivative Financial Instruments" for additional detail on the 2013 Interest Rate Swap.
As a result of completely refinancing the Old Acquisition Term Loan in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

At the De-designation Date, the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $1.2 million, or $0.7 million net of tax, at December 31, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized to earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.

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

The table below shows the notional, contract and fair values of the forward contracts as of December 31, 2017:

Forward Contracts ("FC")	Average Contractual Rate $/FC	U.S. Dollar Equivalent Notional Amount	Contract Value December 31, 2017	Asset (Liability) Fair Value December 31, 2017
Sell British Pound/Buy USD	1.3228	30.5	29.8	(0.7)
Sell Canadian Dollars/Buy USD	0.7856	27.3	27.0	(0.3)
Sell Australian Dollars/Buy USD	0.7724	23.5	23.3	(0.2)
Buy Euro/Sell USD	1.1882	17.7	17.9	0.2
Buy Mexican Peso/Sell USD	0.0524	12.2	11.6	(0.6)
Sell USD/Buy Swiss Franc	1.0369	9.6	9.6	—
Sell Japanese Yen/Buy USD	0.0091	7.4	7.5	0.1
Buy Euro/Sell British Pound	0.8902	6.2	6.2	—
Sell Danish Krone/Buy USD	0.1592	4.0	3.9	(0.1)
Buy Australian Dollars/Sell NZ dollars	1.0961	3.2	3.2	—
Sell USD/Buy South African Rand	0.0733	2.0	2.2	0.2
Sell USD/Buy Australian Dollar	0.7708	1.9	2.0	0.1
Sell USD/Buy British Pound	1.3417	1.0	1.0	—
Sell Hong Kong Dollars/Buy USD	7.8108	0.6	0.6	—
Total forward contracts		$147.1	$145.8	$(1.3)

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index on page F-1 of the Company’s Consolidated Financial Statements and the Notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the date of filing this Form 10-K, Paul Meister, the Company’s Executive Vice Chairman, was performing the functions of the Company’s Principal Executive Officer. The Company's management, with the participation of the Company's Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013).
Revlon’s management determined that the Company's internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, the Company's independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2017, has issued a report on the Company's internal control over financial reporting. This report appears on page F-3.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Because this Form 10-K is being filed within four business days from the date of the following reportable events, the Company has made the foregoing disclosure in this Form 10-K rather than in a Form 8-K under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).

Employment Agreement for Debra Perelman, Chief Operating Officer. On March 14, 2018, Revlon and RCPC entered into an employment agreement with Debra Perelman (the “COO Employment Agreement”), following her election as the Company’s Chief Operating Officer that became effective on January 28, 2018. Such appointment was previously reported on a Form 8-K filed with the SEC on January 30, 2018. The term of the COO Employment Agreement is at will.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

The COO Employment Agreement provides that Ms. Perelman will serve as the Company’s Chief Operating Officer at an annual base salary of not less than $1,125,000, with a target annual bonus opportunity of 100% of her base salary (the “COO Target Bonus”) under the Revlon Amended and Restated Executive Incentive Compensation Plan (the “Incentive Compensation Plan”), with the possibility of exceeding such amount based upon over-achievement of the Company’s performance objectives up to a maximum of 200% of her base salary.

Pursuant to the COO Employment Agreement, Ms. Perelman is eligible during her employment with the Company to participate in the Company’s annual long-term incentive programs (“LTIP”) under the Incentive Compensation Plan, with a $1,250,000 target annual award (the “COO LTIP Award”).

Ms. Perelman is also eligible to participate in other benefit and perquisites plans generally made available to the Company’s other senior executives at her level.

Upon termination of Ms. Perelman’s employment due to her death or disability or in the event the Company terminates Ms. Perelman's employment without "cause", Ms. Perelman will be eligible to receive: (i) her annual bonus with respect to the year prior to the year of termination (if not already paid as of the termination date) (the “COO Prior Year Bonus”); (ii) her annual bonus with respect to the year of termination, based on actual performance and pro-rated for the number of days actually worked during such year (the “COO Pro-Rated Bonus”); and (iii) payment in respect of any outstanding LTIP awards, based on actual performance and pro-rated for the number of days actually worked during the applicable performance period (the “COO Pro-Rated LTIP”).

Ms. Perelman is the daughter of Ronald O. Perelman, the Chairman of the Company's Board of Directors. The foregoing description is qualified by reference to the full text of the COO Employment Agreement, which will be filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ending March 31, 2018.

Election of Victoria Dolan as Chief Financial Officer. On March 1, 2018, the Company’s Board of Directors elected Victoria Dolan as its Chief Financial Officer (“CFO”), effective as of March 12, 2018. Ms. Dolan assumes such role from Chris Peterson, who will continue serving as the Company’s Chief Operating Officer, Operations, with oversight of the Company’s finance, supply chain and IT functions.

Ms. Dolan (58), most recently served as Chief Transformation Officer for The Colgate-Palmolive Company since October 2017. Prior to that role, Ms. Dolan served as Colgate-Palmolive’s Chief Transformation Officer and Corporate Controller from July 2016 to October 2017; Vice President, Corporate Controller and Principal Accounting Officer from February 2011 through July 2016; and Vice President, Finance and Strategic Planning, European and South Pacific Division, from November 2008 through January 2011. Prior to joining Colgate-Palmolive, Ms. Dolan held finance positions at Marriott International, Inc. from 2000 to 2008, The Coca-Cola Company from 1991 to 2000 and Arco Chemical Company from 1985 to 1991. Ms. Dolan received her B.A. in economics and M.B.A. in accounting and finance from the UCLA Anderson School of Management.

To reflect her roles and responsibilities, on March 12, 2018 the Company entered into an employment agreement with Ms. Dolan (the “CFO Employment Agreement”), which, among other things, provides that she will serve as the Company’s CFO at an annual base salary of not less than $600,000, with a target annual bonus under the Incentive Compensation Plan of 75% of her base salary, with the possibility of exceeding such amount based upon the Company’s and/or her over-achievement of the applicable performance objectives. Pursuant to the CFO Employment Agreement, Ms. Dolan’s annual bonus for 2018 will not be less than $450,000. During her employment with the Company, Ms. Dolan is eligible to participate in the Company’s annual LTIPs under the Incentive Compensation Plan. In connection with her election as the Company’s CFO, Revlon’s Compensation Committee approved a $500,000 LTIP target award opportunity for Ms. Dolan under the Company’s 2018 LTIP, which is payable in March 2021 based on the extent to which the Company achieves certain performance metrics over 2018, 2019 and 2020.

In connection with the CFO Employment Agreement, Revlon’s Compensation Committee approved a grant to Ms. Dolan of restricted shares of Revlon Class A Common Stock (the “CFO Restricted Stock Grant”), with the number of shares being in an amount equal to $1,500,000 divided by the NYSE closing price of Revlon Class A Common Stock on March 15, 2018 (the “CFO Grant Date”). The CFO Restricted Stock Grant is eligible for vesting ratably on each of the first 3 anniversaries of the CFO Grant Date, provided that Ms. Dolan remains employed by the Company on each applicable vesting date, and is subject to earlier vesting upon the occurrence of a “change of control.” Ms. Dolan is also eligible to participate in other benefit and perquisites plans generally made available to the Company’s other senior executives at her level.

While the term of the CFO Employment Agreement is indefinite, it may be terminated by the Company sooner pursuant to certain termination provisions in the CFO Employment Agreement. If the Company terminates Ms. Dolan’s employment for any reason other than for “cause,” she would be eligible to receive the greater of (a) the benefits provided under the Company’s Executive Severance Pay Plan; and (b) payment of base salary and continuation of medical benefits at the active employee rate for 12 months;

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

prior year bonus (if not already paid); annual bonus for the year of termination, based on actual performance results and pro-rated for the number of days employed during that year (the “Pro-Rated Annual Bonus”); payment of the 2018 LTIP, based on the Company’s actual performance results and pro-rated for the number of days employed during the performance period (the “Pro Rated LTIP”); and accelerated vesting of the next unvested tranche of the CFO Restricted Stock Grant, if any. The Executive Severance Pay Plan currently provides for base salary continuation for 12 months, plus an additional 2 weeks of base salary for each full year of service with the Company, up to a total of 18 months.

Upon a change of control, the term of the CFO Employment Agreement would be extended for 24 months from the effective date of such change of control and if, within such period, Ms. Dolan terminated her employment for “COC good reason” or if the Company terminated her employment other than for “cause,” she would receive: (i) 2 times the sum of (a) her base salary and (b) her average gross bonus earned over the previous 5 years; (ii) 24 months’ continuation of fringe benefits; and (iii) all of her unvested restricted shares would immediately vest.

Ms. Dolan does not have any family relationships with any of the Company’s directors or executive officers and is not a party to any transactions listed in Item 404(a) of Regulation S-K. The foregoing description is qualified by reference to the full text of the CFO Employment Agreement, which will be filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ending March 31, 2018.

Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2017, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance and/or sales growth;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and acquisition-related integration costs, capital expenditures, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring and severance costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Colomer Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
certain beliefs and expectations regarding actions that the Company is pursuing to enhance and accelerate its e-commerce and social media penetration, such as the following: (a) the Company’s belief that changes in consumer shopping patterns for beauty products in which consumers have continued to increasingly engage with beauty brands through e-commerce and other social media channels have resulted in slower retail traffic in brick-and-mortar stores in the mass retail channel in North America, which has resulted in continuing declines in the brick-and-mortar retail channel, including store closures; (b) the Company’s expectation that, to address the pace and impact of this new commercial landscape, the Company’s shifting of its brand marketing spend toward facilitating increased penetration of e-commerce and social media channels and its focus on (1) developing and implementing effective content to enhance its online retail position; (2) improving its consumer engagement across social media platforms; and (3) transforming its technology and data to support efficient management of its digital infrastructure;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company’s SG&A expenses) and (2) recognizing approximately $90 million to $95 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (i) approximately $65 million to $70 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2018, including the cash requirements referred to in item (viii) below, and the Company's beliefs that (a) the cash generated by its operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit should be sufficient to meet its liquidity needs for at least the next 12 months from the issuance date of this Form 10-K, (b) the cash generated by its domestic operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months and (c) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for the payment of operating expenses, including expenses incurred in connection with continuing to execute the Company’s business initiatives; payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions, if any); severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

(ix)
matters concerning the Company's market-risk sensitive instruments, including that any risk of loss under its derivative instruments arising from any non-performance by any of the counterparties is remote;

(x)
the Company's expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables and accounts payable; the effects of service level disruptions to the Company’s manufacturing operations as a result of the launch of its new ERP system and actions that the Company is taking to implement a service recovery plan; and controls on general and administrative spending and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xi)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and, with respect to the Tax Act, the Company’s expectation that it will not have a transition tax liability due to its deficit in foreign earnings, that the Tax Act’s limitation on interest deductibility will not impact the Company’s 2018 federal cash taxes due to its net operating loss carryover balance, and that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018;

(xiii)
the Company's belief that the allegations contained in the Third Consolidated Amended Class Action Complaint are without merit and its plans to continue to vigorously defend against them and its belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xiv)	certain estimates used by management in estimating the fair value of the assets acquired in the Elizabeth Arden Acquisition and in valuing other assets and liabilities; and

(xv)	the Company's expected benefits and other impacts from the Elizabeth Arden Acquisition.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2017 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2018 and 2017 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-K, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors, decreased performance by third-party suppliers and/or supply disruptions at the Company’s manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, synergy and integration program costs and expenses related to the Elizabeth Arden Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(ii)
in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, monetary conditions and foreign currency fluctuations, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving our financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Colomer Acquisition, the Cutex Acquisitions and/or the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to optimally integrate the Elizabeth Arden business which could result in less than expected synergies and/or cost reductions, more than expected costs to achieve the expected synergies and/or cost reductions or delays in achieving the expected synergies and/or cost reductions and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

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

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as (a) difficulties, delays or the inability of the Company to successfully complete the EA Integration Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions; (b) difficulties, delays or the inability of the Company to realize, in whole or in part, the anticipated benefits from the EA Integration Restructuring Program, such as difficulties with, delays in or the Company’s inability to generate certain reductions in its SG&A and/or eliminate certain positions; (c) delays in completing the EA Integration Restructuring Program, which could reduce the benefits realized from such activities; (d) higher than anticipated restructuring charges and/or payments in connection with completing the EA Integration Restructuring Program and/or changes in the expected timing of such charges and/or payments; and/or (e) greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the EA Integration Restructuring Program; and/or (g) the risk that such program may not satisfy the Company’s objectives;

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

(xii)
unexpected significant variances in the Company's tax provision, effective tax rate and/or unrecognized tax benefits, whether due to the enactment of the Tax Act or otherwise, such as due to the issuance of unfavorable guidance, interpretations, technical clarifications and/or technical corrections legislation by the U.S. Congress, the U.S. Treasury Department or the IRS, unexpected changes in foreign, state or local tax regimes in response to the Tax Act, and/or changes in estimates that may impact the calculation of the Company's tax provisions;

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

REVLON, INC. AND SUBSIDIARIES

Item 10. Directors, Executive Officers and Corporate Governance
A list of Revlon's directors and executive officers and biographical information and other information about them may be found under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers," of Revlon's Proxy Statement for the 2018 Annual Stockholders' Meeting (the "2018 Proxy Statement"), which sections are incorporated by reference herein.
The information set forth under the caption "Code of Business Conduct and Senior Financial Officer Code of Ethics" in the 2018 Proxy Statement is also incorporated herein by reference.
The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement is also incorporated herein by reference.
The information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Non-Qualified Deferred Compensation" and "Director Compensation" in the 2018 Proxy Statement is also incorporated herein by reference.
Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2018 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.

Item 11. Executive Compensation
The information set forth under the captions "Compensation Discussion and Analysis," "CEO Pay Ratio," "Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Non-Qualified Deferred Compensation" and "Director Compensation" in the 2018 Proxy Statement is incorporated herein by reference. The information set forth under the caption "Corporate Governance-Board of Directors and its Committees-Compensation Committee-Composition of the Compensation Committee" and "Compensation Committee Report" in the 2018 Proxy Statement is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance-Board of Directors and its Committees-Controlled Company Exemption" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively, in the 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information concerning principal accountant fees and services set forth under the caption "Audit Fees" in the 2018 Proxy Statement is incorporated herein by reference.

Website Availability of Reports, Corporate Governance Information and Other Financial Information
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and charters for Revlon’s Audit Committee and Compensation Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s directors

REVLON, INC. AND SUBSIDIARIES

and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence and charters for Revlon's Audit Committee and Compensation Committee, as well as Revlon's Code of Conduct and Business Ethics, which includes Revlon's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time-to-time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

PART II - OTHER INFORMATION

Item 15. Exhibits and Financial Statement Schedules

Exhibits

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
4.1
Indenture, dated as of February 8, 2013, among Products Corporation, certain subsidiaries of Products Corporation as guarantors thereto, and U.S. Bank National Association, as trustee, relating to Products Corporation's 5.75% Senior Notes due 2021 (the "5.75% Senior Notes Indenture") (incorporated by reference to Exhibit 4.3 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2013 filed with the SEC on April 25, 2013 (the "Products Corporation Q1 2013 Form 10-Q")).

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

REVLON, INC. AND SUBSIDIARIES

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

4.20
Second Supplemental Indenture to the 6.25% Senior Notes Indenture, dated as of February 13, 2017, by and among Products Corporation, Cutex, Inc. (a subsidiary of Products Corporation), the other Subsidiary Guarantors (as defined in the 6.25% Senior Notes Indenture) and U.S. Bank National Association, as trustee under the 6.25% Senior Notes Indenture (incorporated by reference to Exhibit 4.1 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed with the SEC on May 5, 2017 (the "Products Corporation Q1 2017 Form 10-Q")).

4.21
Fifth Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of February 13, 2017, by and among Cutex, Inc., Products Corporation, the other Guarantors (as defined in the 5.75% Senior Notes Indenture) and U.S. Bank National Association, as trustee under the 5.75% Senior Notes Indenture (incorporated by reference to Exhibit 4.2 to the Products Corporation Q1 2017 Form 10-Q).

4.22
Sixth Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of May 31, 2017, by and among Products Corporation and various of its subsidiaries, the other Guarantors (as defined in the Indenture ) and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to Products Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed with the SEC on August 4, 2017).

REVLON, INC. AND SUBSIDIARIES

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

10.11
Amendment, dated April 21, 2016, to the Transition and Separation Agreement and Release by and among Revlon, Products Corporation and Lorenzo Delpani (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 22, 2016).

10.12
Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Annex A to Revlon’s Definitive Information Statement on Schedule 14C filed with the SEC on July 3, 2014).

10.13
Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.3 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 filed with the SEC on October 29, 2014).

10.14
Revlon Amended and Restated Executive Incentive Compensation Plan, dated as of March 24, 2016 (incorporated by reference to Annex D to Revlon's Annual Proxy Statement on Schedule 14A filed with the SEC on April 29, 2016).

10.15
Amended and Restated Revlon Pension Equalization Plan, amended and restated as of December 14, 1998 (the "PEP") (incorporated by reference to Exhibit 10.15 to Revlon’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 3, 1999).

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

*10.19	Revlon Executive Severance Pay Plan (Restated, Effective September 1, 2017).
10.20
Preferred Stock Repurchase and Warrant Cancellation Agreement, dated June 16, 2016, by and among Revlon, Products Corporation, RR Transaction Corp., Elizabeth Arden, Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Revlon June 2016 Form 8-K).

REVLON, INC. AND SUBSIDIARIES

10.21
Employment Agreement, dated as of April 17, 2017, between Revlon, Products Corporation and Christopher Peterson (incorporated by reference to Revlon's Current Report on Form 8-K filed with the SEC on April 17, 2017).

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by E. Scott Beattie.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by Kristin Dolan.
*24.5	Power of Attorney executed by Robert K. Kretzman.
*24.6	Power of Attorney executed by Ceci Kurzman.
*24.7	Power of Attorney executed by Paul Meister.
*24.8	Power of Attorney executed by Tamara Mellon.
*24.9	Power of Attorney executed by Debra G. Perelman.
*24.10	Power of Attorney executed by Paul Savas.
*24.11	Power of Attorney executed by Barry F. Schwartz.
*24.12	Power of Attorney executed by Jonathan Schwartz.
*24.13	Power of Attorney executed by Cristiana Falcone Sorrell.
*31.1	Certification of Paul Meister, Principal Executive Officer, dated March 15, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Christopher H. Peterson, Principal Financial Officer, dated March 15, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Paul Meister, Principal Executive Officer, dated March 15, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Christopher H. Peterson, Principal Financial Officer, dated March 15, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc. Audit Committee Pre-Approval Policy.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Revlon, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficiency, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1991.

/s/ KPMG LLP

New York, New York
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Revlon, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Revlon, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
March 15, 2018

Audited Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2017	December 31, 2016
		(as adjusted)(a)
ASSETS
Current assets:
Cash and cash equivalents	$87.1	$186.4
Trade receivables, less allowance for doubtful accounts of $13.5 and $11.1 as of December 31, 2017 and December 31, 2016, respectively	444.8	423.9
Inventories	497.9	424.6
Prepaid expenses and other	113.4	88.8
Total current assets	1,143.2	1,123.7
Property, plant and equipment, net of accumulated depreciation of $385.5 and $304.7 as of December 31, 2017 and December 31, 2016, respectively	372.7	320.5
Deferred income taxes	138.0	149.7
Goodwill	692.5	689.5
Intangible assets, net of accumulated amortization of $130.9 and $84.8 as of December 31, 2017 and December 31, 2016, respectively	592.1	636.6
Other assets	118.4	103.5
Total assets	$3,056.9	$3,023.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$12.4	$10.8
Current portion of long-term debt	170.2	18.1
Accounts payable	336.9	296.9
Accrued expenses and other	412.8	382.9
Total current liabilities	932.3	708.7
Long-term debt	2,653.7	2,663.1
Long-term pension and other post-retirement plan liabilities	172.8	184.1
Other long-term liabilities	68.5	82.4
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,556,100 and 53,956,073 shares issued as of December 31, 2017 and December 31, 2016, respectively	0.5	0.5
Additional paid-in capital	1,040.0	1,033.2
Treasury stock, at cost: 1,114,528 and 1,024,908 shares of Class A Common Stock as of December 31, 2017 and December 31, 2016, respectively	(21.7)	(19.2)
Accumulated deficit	(1,560.8)	(1,377.6)
Accumulated other comprehensive loss	(228.4)	(251.7)
Total stockholders’ deficiency	(770.4)	(614.8)
Total liabilities and stockholders’ deficiency	$3,056.9	$3,023.5

(a) Adjusted as a result of the adoption of certain accounting pronouncements as of December 31, 2017. See Note 1, "Description of Business and Summary
of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015

Net sales	$2,693.7	$2,334.0	$1,914.3
Cost of sales	1,151.3	917.1	667.8
Gross profit	1,542.4	1,416.9	1,246.5
Selling, general and administrative expenses	1,467.6	1,161.0	1,002.5
Acquisition and integration costs	52.9	43.2	8.0
Restructuring charges and other, net	33.4	34.0	10.5
Impairment charges	10.8	23.4	9.7
Operating (loss) income	(22.3)	155.3	215.8
Other expenses:
Interest expense	149.8	105.2	83.3
Amortization of debt issuance costs	9.1	6.8	5.7
Loss on early extinguishment of debt	—	16.9	—
Foreign currency (gains) losses, net	(18.5)	18.5	15.7
Miscellaneous, net	0.8	(0.6)	0.4
Other expenses	141.2	146.8	105.1
(Loss) income from continuing operations before income taxes	(163.5)	8.5	110.7
Provision for income taxes	21.8	25.5	51.4
(Loss) income from continuing operations, net of taxes	(185.3)	(17.0)	59.3
Income (loss) from discontinued operations, net of taxes	2.1	(4.9)	(3.2)
Net (loss) income	$(183.2)	$(21.9)	$56.1
Other comprehensive income:
Foreign currency translation adjustments, net of tax (a)	9.0	(0.5)	(18.1)
Amortization of pension related costs, net of tax (b)(c)	8.1	7.6	7.2
Pension re-measurement, net of tax (d)	1.8	(14.3)	(6.9)
Pension settlement, net of tax (e)	—	—	17.3
Pension curtailment, net of tax(f)	2.1	—	—
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(g)	2.3	—	—
Revaluation of derivative financial instruments, net of reclassifications into earnings, net of tax(h)	—	0.8	(1.6)
Other comprehensive income, net	23.3	(6.4)	(2.1)
Total comprehensive (loss) income	$(159.9)	$(28.3)	$54.0

Basic (loss) earnings per common share:
Continuing operations	$(3.52)	$(0.33)	$1.13
Discontinued operations	0.04	(0.09)	(0.06)
Net (loss) income	$(3.48)	$(0.42)	$1.07

Diluted (loss) earnings per common share:
Continuing operations	$(3.52)	$(0.33)	$1.13
Discontinued operations	0.04	(0.09)	(0.06)
Net (loss) income	$(3.48)	$(0.42)	$1.07

Weighted average number of common shares outstanding:
Basic	52,597,582	52,504,196	52,431,193
Diluted	52,597,582	52,504,196	52,591,545

(a)	Net of tax (benefit) expense of $(0.4) million, $1.1 million and $(5.1) million for 2017, 2016 and 2015, respectively.

(b)	Net of tax expense of $1.6 million for 2017, and $1.3 million for each of 2016 and 2015.

(c)
This amount is included in the computation of net periodic benefit (income) costs. See Note 14, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit (income) costs.

(d)	Net of tax benefit of $0.3 million, $4.1 million and $3.3 million for 2017, 2016 and 2015, respectively.

(e)	Net of tax expense of $3.7 million for 2015.

(f)	Net of tax expense of $0.3 million for 2017.

(g)	Net of tax benefit of $1.4 million for 2017.

(h)	Net of tax expense (benefit) of $0.5 million and $(1.0) million for 2016 and 2015, respectively.

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2015	$0.5	$1,020.9	$(10.5)	$(1,411.8)	$(243.2)	$(644.1)
Treasury stock acquired, at cost (a)			(2.8)			(2.8)
Stock-based compensation amortization		5.1				5.1
Excess tax benefits from stock-based compensation		0.3				0.3
Net income				56.1		56.1
Other comprehensive loss, net (b)					(2.1)	(2.1)
Balance, December 31, 2015	$0.5	$1,026.3	$(13.3)	$(1,355.7)	$(245.3)	$(587.5)
Treasury stock acquired, at cost (a)			(3.2)			(3.2)
Repurchase of common stock (c)			(2.7)			(2.7)
Stock-based compensation amortization		6.4				6.4
Excess tax benefits from stock-based compensation		0.5				0.5
Net loss				(21.9)		(21.9)
Other comprehensive loss, net (b)					(6.4)	(6.4)
Balance, December 31, 2016	$0.5	$1,033.2	$(19.2)	$(1,377.6)	$(251.7)	$(614.8)
Treasury stock acquired, at cost (a)	—	—	(2.5)	—	—	(2.5)
Stock-based compensation amortization	—	6.8	—	—	—	6.8
Net loss	—	—	—	(183.2)	—	(183.2)
Other comprehensive income, net (b)	—	—	—	—	23.3	23.3
Balance, December 31, 2017	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of 89,620, 92,092 and 82,740 shares of Revlon Class A Common Stock during 2017, 2016 and 2015, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares for certain senior executives. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $27.67, $34.83 and $34.40, respectively, during 2017, 2016 and 2015, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $2.5 million, $3.2 million and $2.8 million in 2017, 2016 and 2015, respectively. See Note 15, "Stock Compensation Plan," for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 17, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during 2017, 2016 and 2015.

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

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2017	2016 (as adjusted)(a)	2015 (as adjusted)(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(183.2)	$(21.9)	$56.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	155.8	123.2	103.2
Foreign currency (gains) losses from re-measurement	(22.5)	20.6	19.5
Amortization of debt discount	1.2	1.4	1.4
Stock-based compensation amortization	6.8	6.4	5.1
Impairment charge	10.8	23.4	9.7
Provision for (benefit from) deferred income taxes	22.6	(6.2)	28.3
Loss on early extinguishment of debt	—	16.9	—
Amortization of debt issuance costs	9.1	6.8	5.7
Loss (gain) on sale of certain assets	1.6	0.4	(6.4)
Pension and other post-retirement cost (income)	1.5	(0.6)	19.0
Change in assets and liabilities, net of acquisitions:
Increase in trade receivables	(9.9)	(59.5)	(18.5)
(Increase) decrease in inventories	(63.0)	74.5	(30.6)
Increase in prepaid expenses and other current assets	(21.2)	(8.2)	(13.4)
Increase (decrease) in accounts payable	26.8	(12.6)	34.9
Increase in accrued expenses and other current liabilities	12.3	11.7	10.1
Pension and other post-retirement plan contributions	(8.5)	(8.3)	(18.1)
Purchases of permanent displays	(65.5)	(52.1)	(47.4)
Other, net	(14.0)	4.2	(0.5)
Net cash (used in) provided by operating activities	(139.3)	120.1	158.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108.3)	(59.3)	(48.3)
Business acquisition, net of acquired cash	—	(1,028.7)	(41.7)
Proceeds from the sale of certain assets	—	0.5	6.2
Net cash used in investing activities	(108.3)	(1,087.5)	(83.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	3.3	—	23.0
Net borrowings under the 2016 Revolving Credit Facility	157.0	—
Repayments under the 2016 Term Loan Facility	(18.0)	(4.5)
Prepayments under the Old Acquisition Term Loan	—	(15.1)	(19.3)
Prepayments under the 2011 Term Loan	—	(11.5)	(12.1)
Repayment of Old Acquisition Term Loan	—	(658.6)	—
Repayment of 2011 Term Loan	—	(651.4)	—
Borrowings under the 2016 Term Loan Facility	—	1,791.0	—
Proceeds from the issuance of 6.25% Senior Notes	—	450.0	—
Payment of financing costs	(1.2)	(61.6)	—
Tax withholdings related to net share settlements of restricted stock units and awards	(2.5)	(3.2)	(2.8)
Treasury stock purchased	—	(2.7)	—
Other financing activities	(1.7)	(2.5)	(3.7)
Net cash provided by (used in) financing activities	136.9	829.9	(14.9)
Effect of exchange rate changes on cash and cash equivalents	11.3	(2.6)	(7.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(99.4)	(140.1)	51.6
Cash, cash equivalents and restricted cash at beginning of period	186.8	326.9	275.3
Cash, cash equivalents and restricted cash at end of period	$87.4	$186.8	$326.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$149.1	$91.7	$79.9
Income taxes, net of refunds	0.4	21.9	$25.4

(a) Adjusted as a result of the adoption of certain accounting pronouncements beginning on January 1, 2017. See Note 1, "Description of Business and Summary
of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

See Accompanying Notes to Audited Consolidated Financial Statements

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

The Company operates in four reporting segments: the consumer division ("Consumer"); Elizabeth Arden; the professional division ("Professional"); and Other. The Company’s principal customers for its products in the Consumer segment include large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetics stores and perfumeries in the U.S. and internationally. The Company's principal customers for its products in the Elizabeth Arden segment include prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, e-commerce sites and travel retailers and distributors, as well as direct sales to consumers via Elizabeth Arden branded retail stores and e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. The Company's principal customers for its products in the Professional segment include hair and nail salons and distributors to professional salons in the U.S. and internationally. The Other segment primarily includes the operating results related to the development, marketing and distribution of certain licensed fragrances and other beauty products.
Unless the context otherwise requires, all references to the Company mean Revlon and its subsidiaries. Revlon as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation, and in 2017, 2016 and 2015 included $6.6 million, $9.4 million and $9.0 million, respectively, in expenses incidental to being a public holding company.
The accompanying Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets, income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, restructuring costs, certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations.
Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment, the Company has reported the results of its former China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income for all periods presented. See Note 4, "Discontinued Operations," for further discussion.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Cash, Cash Equivalents and Restricted Cash
Cash equivalents are primarily investments in high-quality, short-term money market instruments with original maturities of three months or less and are carried at cost, which approximates fair value. Cash equivalents were $2.0 million and $2.5 million as of December 31, 2017 and 2016, respectively. Accounts payable include $21.8 million and $19.3 million of outstanding checks not yet presented for payment at December 31, 2017 and 2016, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2017	2016	2015

Cash and cash equivalents	$87.1	$186.4	$326.9
Restricted cash(a)	0.3	0.4	—
Total cash, cash equivalents and restricted cash	$87.4	$186.8	$326.9

(a) Amounts included in restricted cash represent cash on deposit to support the Company's letters of credit and is included within other assets in the Company's consolidated balance sheets.

Trade Receivables
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and assessments of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of operations and comprehensive (loss) income when received. At December 31, 2017 and 2016, the Company's three largest customers accounted for an aggregate of approximately 31% and 27%, respectively, of the Company's outstanding trade receivables.

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is based on standard cost and production variances, which approximates actual cost on the first-in, first-out method. Cost components include direct materials, direct labor and direct overhead, as well as in-bound freight. The Company records adjustments to the value of its inventory based upon its forecasted plans to sell products included in inventory, as well as planned product discontinuances. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company's estimates and expectations.
Property, Plant and Equipment and Other Assets
Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 15 years; counters and trade fixtures, 3 to 5 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 10 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or over the terms of the leases or remaining life of the original structure, whichever is shorter. Repairs and maintenance are charged to the statement of operations as incurred, and expenditures for additions and improvements are capitalized. Counters and trade fixtures are amortized over their estimated useful life of the in-store counter and display related assets. The estimated useful life may be subject to change based upon declines in net sales and/or changes in merchandising programs. See Note 7, "Property, Plant and Equipment," for further discussion.
Included in other assets are permanent wall displays amounting to $84.8 million and $64.1 million as of December 31, 2017 and 2016, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time-to-time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $55.4 million, $47.8 million and $41.3 million for 2017, 2016 and 2015, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company capitalizes deferred financing costs related to the issuance of its revolving credit facilities, which costs were $5 million and $6 million as of December 31, 2017 and 2016, respectively, and amortizes such costs over the terms of the related debt instruments using the effective-interest method.
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no significant impairment charges to long-lived assets during the years ended December 31, 2017, 2016 and 2015.
Goodwill
Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. Goodwill is not amortized, but rather is reviewed annually for impairment at the reporting unit level using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered.
For 2017, in assessing whether goodwill was impaired in connection with its annual impairment test performed during the fourth quarter of 2017 using October 1st, 2017 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in 2016 and the financial performance of the (i) Revlon, Almay and Other; (ii) Elizabeth Arden; and (iii) Professional reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts for 2017.
However, for 2017, the Company determined that it would utilize the two-step process to test the Global Color Brands ("GCB") reporting unit for impairment. In the first step of this test, the Company compared the fair value of the GCB reporting unit, determined based upon its discounted estimated future cash flows, to its carrying amount, including goodwill. The results of the step one test indicated that impairment indicators existed for the GCB reporting unit due to continued net sales declines for both the SinfulColors and the Pure Ice brands and lower promotional activity for the Pure Ice brand.
In the second step, the Company measured the potential impairment of the GCB reporting unit by comparing the implied fair value with the carrying amount of its goodwill at October 1, 2017. The implied fair value of the GCB reporting unit's goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of the GCB reporting unit was allocated to all of the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if GCB had been acquired in a business combination and the estimated fair value of the GCB reporting unit was the purchase price paid. When the carrying amount of a reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized. The Company determined the fair value of the GCB reporting unit using discounted estimated future cash flows. The weighted-average cost of capital used in testing the reporting unit for impairment was 12% with a perpetual growth rate of 2%. As a result of this annual impairment test, the Company recognized an aggregate $10.8 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2017. Following the recognition of this non-cash goodwill impairment charge, the GCB reporting unit had $14.8 million in remaining goodwill as of December 31, 2017.
For 2016, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's then-existing four reporting units, namely (i) Revlon, Almay and Other; (ii) GCB; (iii) Professional; and (iv) Other (comprised of the CBB business). As a result of the annual impairment testing for 2016, the Company recognized a $16.7 million non-cash goodwill impairment charge related to the Other reporting unit in the fourth quarter of 2016.
For 2015, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's four reporting units. As a result of the 2015 annual impairment test, the Company recognized a $9.7 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2015.
See Note 2, "Business Combinations," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion of the Company's goodwill and annual impairment test.
Intangible Assets, net
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses. Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually during the fourth quarter using October 1st carrying values, similar to

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

goodwill, and the Company recognizes an impairment if the carrying amount of its intangible assets exceeds its fair value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized. Finite-lived intangible assets are considered for impairment upon the occurrence of certain "triggering events" and the Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows. No impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment test for the years ended December 31, 2017 and 2015.
As a result of the 2016 annual impairment tests (described above), the Company also recognized a $6.7 million non-cash intangible assets impairment charge in the fourth quarter of 2016 related to the Other reporting unit.
See Note 2, "Business Combinations," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.
Revenue Recognition and Sales Returns
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
Cost of Sales
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
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses include expenses to advertise the Company's products, such as television advertising production costs and air-time costs, print advertising costs, digital marketing costs, promotional displays and consumer promotions. SG&A expenses also include the amortization of permanent wall displays and finite-lived intangible assets, depreciation of certain fixed assets, distribution costs (such as freight and handling), non-manufacturing overhead (principally personnel and related expenses), selling and trade educations fees, insurance and professional service fees.
Advertising
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs that are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $550.0 million, $421.1 million and $368.7 million for 2017, 2016 and 2015, respectively, and were included in SG&A expenses in the Company's consolidated statements of operations and comprehensive (loss) income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time-to-time, the Company

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.
Distribution Costs
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $131.1 million, $98.4 million and $80.2 million for 2017, 2016 and 2015, respectively.
Income Taxes
Income taxes are calculated using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets when management determines that it was more likely than not that a tax benefit will not be realized.
The Company recognizes a tax position in its financial statements when management determines that it was more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 16, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K for discussion of the Tax Act (as hereinafter defined).
Research and Development
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2017, 2016 and 2015 for research and development expenditures were $35.7 million, $37 million and $31.2 million, respectively.
Foreign Currency Translation
Assets and liabilities of foreign operations, whose functional currency is the local currency, are translated into U.S. Dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-hyperinflationary economies are recorded as a component of accumulated other comprehensive loss until either the sale or upon the complete or substantially complete liquidation by the Company of its investment in a foreign entity. To the extent that foreign subsidiaries and branches operate in hyperinflationary economies, non-monetary assets and liabilities are translated at historical rates and translation adjustments are included in the Company's results of operations.
Basic and Diluted Earnings per Common Share and Classes of Stock
Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted shares under the stock plan using the treasury stock method. (See Note 20, "Basic and Diluted Earnings (Loss) Per Common Share").
Stock-Based Compensation
The Company recognizes stock-based compensation costs for its restricted stock and restricted stock units, measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Upon the vesting of restricted stock, any resulting tax benefits are recognized in the consolidated statements of operations and comprehensive (loss) income as the awards vest or are settled. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows.
Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The Company uses derivative financial instruments, including: (i) foreign currency forward exchange contracts ("FX Contracts") intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

cash flows; and (ii) interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and immediately recognizes changes in fair value in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. See Note 13, "Financial Instruments," for further discussion of the Company's FX Contracts.
Interest Rate Swap
As a result of the Company completing several debt transactions in connection with the September 7, 2016 acquisition of Elizabeth Arden, Inc. ("Elizabeth Arden," the "Elizabeth Arden Acquisition" and the "Elizabeth Arden Acquisition Date," respectively), the critical terms of the 2013 Interest Rate Swap (as hereinafter defined) no longer matched the terms of the underlying debt and the 2013 Interest Rate Swap was determined to no longer be highly effective. Accordingly, the Company discontinued hedge accounting for the 2013 Interest Rate Swap during the third quarter of 2016. Following the de-designation of the 2013 Interest Rate Swap, changes in the fair value of the 2013 Interest Rate Swap have been accounted for as a component of other non-operating expenses. Accumulated deferred losses on the 2013 Interest Rate Swap of $1.2 million, or $0.7 million net of tax, at December 31, 2017 that were previously recorded as a component of accumulated other comprehensive loss will be amortized into earnings over the remaining term of the 2013 Interest Rate Swap, which expires in May 2018.  See Note 13, "Financial Instruments," for further discussion of the Company's 2013 Interest Rate Swap. Refer to Note 11, "Long-Term Debt," for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about and Entity's Ability to Continue as a Going Concern," which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The Company adopted ASU 2014-15 on January 1, 2017 and the adoption of this guidance did not have a material impact on the Company's financial statement disclosures.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies certain aspects of accounting for share-based payment transactions, including transactions in which an employee uses shares to satisfy the employer’s minimum statutory income tax withholding obligations, forfeitures and income taxes when awards vest or are settled. The Company adopted ASU No. 2016-09 beginning on January 1, 2017 and the adoption of this guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures. The adoption of ASU No. 2016-09 resulted in tax withholdings related to net share settlements of restricted stock units and awards in the amount of $3.2 million and $2.8 million for 2016 and 2015, respectively, previously reported in the Consolidated Statement of Cash Flows as a component of cash flows from operating activities, to be reclassified as a component of cash flows from financing activities.
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
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides specific guidance on the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. Under the new standard, the changes in restricted cash and restricted cash equivalents are required to be disclosed in reconciling the opening and closing balances on the statement of cash flows. The Company adopted ASU No. 2016-18 during the fourth quarter of 2017 and the adoption of this new guidance did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures, other than requiring the Company to reconcile its cash balances from its statements of financial position to its statements of cash flows and including restricted cash within the beginning and ending balances of cash within the Company's statement of cash flow.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. This new guidance can be applied retrospectively and provides entities with the option to reclassify the amounts. The new guidance is effective for annual and quarterly periods beginning after December 15, 2018, with early adoption permitted, and requires entities to make new disclosures regardless of whether they elect to reclassify tax effects. The Company is in the process of evaluating the impact that this new guidance is expected to have on its financial statements and/or financial statement disclosures.
In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC would be presented separately from this line item and below any subtotal of operating income; companies will need to disclose the line items used to present these other components of NPPC and NPPBC, if not separately presented in the statement of operations. In addition, only the service cost component would be eligible for capitalization in assets. This guidance is effective retrospectively for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2017-07 beginning as of January 1, 2018, and the Company expects that substantially all of the 2018 projected cost of approximately $9.0 million will be presented below operating income in the Company's 2018 Statement of Operations and Comprehensive (Loss) Income.
In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under the new guidance, an entity would continue to perform the first step of the annual impairment test by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU No. 2017-04 beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business," which further clarifies the definition of a business in an effort to assist entities in evaluating whether a set of transferred assets constitutes a business. Under this new guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset or similar asset group, the set of transferred assets would not meet the definition of a business and no further evaluation is necessary. If this threshold is not met, the entity would then evaluate whether the set of transferred assets and activities meets the requirement that a business include, at a minimum, an input and a process that together have the ability to create an output. This guidance is effective for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt ASU No. 2017-01 beginning as of January 1, 2018 and expects that this new guidance will not have an impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Receipts and Cash Payments," which aims to standardize how certain transactions are classified within the Statement of Cash Flows, including, among other issues, debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt ASU No. 2016-15 beginning as of January 1, 2018 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU No. 2016-02 beginning as of January 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements.
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which allows for a deferral of the adoption date for ASU No. 2014-09 until January 1, 2018 and permits early adoption of ASU No. 2014-09, but not before the effective date of January 1, 2017.
The Company adopted ASU No. 2014-09 beginning as of January 1, 2018 using the modified retrospective method. While the Company is finalizing its assessment of all potential impacts of ASU No. 2014-09, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of this new standard are consistent with the Company's revenue recognition policy under previous guidance. As a result, the Company does not currently expect that the adoption will have a material impact on its revenues, results of operations or financial position. The Company does, however, expect to expand its financial statement disclosures in order to comply with the new standard. The Company has drafted its accounting policy with respect to the new standard based on a review of its business. The new policy reflects updates to internal controls and processes to enable the preparation of financial information upon its adoption of ASU No. 2014-09.

2. BUSINESS COMBINATIONS
The Elizabeth Arden Acquisition
On the Elizabeth Arden Acquisition Date, the Company completed the Elizabeth Arden Acquisition for a total cash purchase price of $1,034.3 million pursuant to an agreement and plan of merger (the "Merger Agreement") by and among Revlon, Products Corporation, RR Transaction Corp. ("Acquisition Sub," then a wholly-owned subsidiary of Products Corporation), and Elizabeth Arden. On the Elizabeth Arden Acquisition Date, Elizabeth Arden merged (the "Merger") with and into Acquisition Sub, with Elizabeth Arden surviving the Merger as a wholly-owned subsidiary of Products Corporation.
In North America, Elizabeth Arden’s principal customers include prestige retailers, the mass retail channel, specialty stores, department stores and other retailers, distributors, e-commerce sites, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and ElizabethArden.com e-commerce business. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. Internationally, Elizabeth Arden’s portfolio of owned and licensed brands is sold to perfumeries, boutiques, department stores, travel retailers and distributors.
Products Corporation financed the Elizabeth Arden Acquisition with the proceeds from (i) a 7-year $1.8 billion senior secured term loan facility (the "2016 Term Loan Facility" and such agreement being the "2016 Term Loan Agreement"); (ii) $35 million of borrowings under a 5-year $400 million senior secured asset-based revolving credit facility (the "2016 Revolving Credit Facility" and such agreement being the "2016 Revolving Credit Agreement" and such facility, together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities" and such agreements being the "2016 Credit Agreements"); (iii) $450 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes due 2024 (the "6.25% Senior Notes"); and (iv) approximately $126.7 million of cash on hand. Refer to Note 11, "Long Term Debt" for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.

Elizabeth Arden's results of operations are included in the Company’s Consolidated Financial Statements commencing on the Elizabeth Arden Acquisition Date.

For the twelve months ended December 31, 2017, the Company incurred $50 million of acquisition and integration costs in its consolidated statement of operations and comprehensive (loss) income related to the Elizabeth Arden Acquisition, which consisted of $49.2 million of integration costs and $0.8 million of acquisition costs. The integration costs consisted of non-restructuring costs related to integrating Elizabeth Arden's operations into the Company's business, including professional fees, lease termination costs and employee related costs. The acquisition costs primarily included legal fees directly attributable to the Elizabeth Arden Acquisition.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Purchase Price of the Elizabeth Arden Acquisition
The components of the purchase price for the Elizabeth Arden Acquisition were as follows:

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

(1)
All of Elizabeth Arden’s then issued and outstanding common stock was canceled and extinguished on the Elizabeth Arden Acquisition Date and converted into the right to receive $14 in cash per share, without interest, less any required withholding taxes, that was paid by Products Corporation upon the completion of the Elizabeth Arden Acquisition. The $431.5 million purchase price for Elizabeth Arden common stock included the settlement of all then outstanding Elizabeth Arden stock options and all then outstanding Elizabeth Arden restricted share units at the Elizabeth Arden Acquisition Date for a total cash payment of $11.1 million.

(2)
The purchase price included the repurchase of the entire $350 million aggregate principal amount then outstanding of Elizabeth Arden’s 7.375% senior notes due 2021 (the "Elizabeth Arden Old Senior Notes").

(3)
The purchase price included the repayment of the entire $142 million aggregate principal amount of borrowings then outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million revolving credit facility and the entire $25 million aggregate principal amount of borrowings then outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility, each of which facilities were terminated as of the Elizabeth Arden Acquisition Date.

(4)
The purchase price included $55 million that was paid to retire the entire $55 million liquidation preference of all of the then issued and outstanding 50,000 shares of Elizabeth Arden preferred stock, par value $0.01 per share (the "Elizabeth Arden Preferred Stock"), which amount included a $5 million change of control premium.

(5)
Interest on the Elizabeth Arden Old Senior Notes accrued at a rate of 7.375% per annum and was payable semi-annually on March 15 and September 15 of every year. The approximately $12.3 million of accrued and unpaid interest was calculated based on 176 days of accrued interest as of the Elizabeth Arden Acquisition Date. Pursuant to the terms of the indenture governing the Elizabeth Arden Old Senior Notes, upon a change in control, such notes were repurchased at a price equal to 103.69% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of such repurchase. The repurchase of the Elizabeth Arden Old Senior Notes was consummated on October 7, 2016.

(6)
The purchase price included the payment of approximately $2.9 million in accrued dividends payable at the Elizabeth Arden Acquisition Date to the holders of the then outstanding Elizabeth Arden Preferred Stock.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Purchase Price Allocation
The Company accounted for the Elizabeth Arden Acquisition as a business combination during the third quarter of 2016. The Company finalized the allocation of the Elizabeth Arden purchase price to the Elizabeth Arden assets acquired and liabilities assumed in the third quarter of 2017, which resulted in several adjustments to their previously-disclosed estimated fair value (the "Measurement Period Adjustments"). The table below summarizes the allocation of the total consideration of $1,034.3 million paid on the Elizabeth Arden Acquisition Date, both as previously reported and as adjusted by the measurement period adjustments.

	Estimated Fair Value as Previously Reported(a)	Measurement Period Adjustments	Fair Value as Adjusted
Cash	$41.1	$—	$41.1
Accounts Receivable	132.6	—	132.6
Inventories	323.3	—	323.3
Prepaid expenses and other current assets	30.7	—	30.7
Property and equipment	91.2	—	91.2
Deferred taxes, net (b)	68.7	10.0	78.7
Intangible assets (c)	336.8	(15.4)	321.4
Goodwill	221.7	12.3	234.0
Other assets	16.6	—	16.6
Total assets acquired	$1,262.7	$6.9	$1,269.6
Accounts payable	(116.0)	—	(116.0)
Accrued expenses (d)	(109.3)	1.7	(107.6)
Other long-term liabilities(e)	(3.1)	(8.6)	(11.7)
Total liabilities assumed	$(228.4)	$(6.9)	$(235.3)
Total consideration transferred	$1,034.3	$—	$1,034.3
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

(c) The Measurement Period Adjustments to intangible assets related to a revised approach in the determination of the fair values for the acquired Elizabeth Arden trade names. During the first quarter of 2017, the Company obtained further clarity into the product portfolio acquired through the Elizabeth Arden Acquisition, and, recognizing that each brand has its own distinct profile with its own defining attributes, as well as differing expected useful lives, determined that a revised valuation approach was needed. The Company valued the acquired trade names within the Elizabeth Arden product portfolio, including Visible Difference, Elizabeth Arden Ceramide, Prevage, Eight Hour, Elizabeth Arden Red Door, Elizabeth Arden Green Tea and Elizabeth Arden 5th Avenue. The Company determined the fair values of each acquired trade name using a risk-adjusted discounted cash flow approach, specifically the relief-from-royalty method, which requires identifying the hypothetical cash flows generated by an assumed royalty rate that a third party would pay to license the trade names, and discounting them back to the Elizabeth Arden Acquisition Date. The royalty rate used in the valuation of each acquired trade name was based on a consideration of market rates for similar categories of assets.

The difference between the preliminary valuation of the Elizabeth Arden trade name and the sum of the fair values of the individual trade names within the Elizabeth Arden product portfolio resulted in an increase to goodwill of $15.4 million, which was recorded in the fiscal quarter ended March 31, 2017. As a result of this revised approach, the Company recognized amortization expense of approximately $1.8 million in its consolidated statement of operations and comprehensive (loss) income in 2017 related to the amortization of the acquired trade names from the Elizabeth Arden Acquisition Date through December 31, 2016.

(d) The Measurement Period Adjustments to accrued expenses related to changes in estimated payments for acquisition-related costs.

(e) The Measurement Period Adjustments to other long-term liabilities related to the recognition of the projected benefit obligation of a certain foreign non-qualified benefit plan of Elizabeth Arden.

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

Goodwill of $234 million represents the excess of the purchase price paid by Products Corporation for the Elizabeth Arden Acquisition over the fair value of the identifiable net assets acquired by Products Corporation in the Elizabeth Arden Acquisition. Factors contributing to the purchase price resulting in the recognition of goodwill include estimated annualized synergies and cost reductions, expanded category mix, channel diversification and a broader geographic footprint.

The intangible assets acquired in the Elizabeth Arden Acquisition based on the estimate of the fair values of the identifiable intangible assets are as follows:

	As Previously Reported(a)				As Adjusted
	Estimated Fair Values	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)	Measurement Period Adjustments(b)		Fair Values	Remaining Useful Life at the Elizabeth Arden Acquisition Date (in years)
Trademarks, indefinite-lived	$142.0	Indefinite	$(103.0)		$39.0	Indefinite
Trademarks, finite-lived	15.0	15	87.6		102.6	5 - 20
Technology	2.5	10	—		2.5	10
Customer relationships	123.0	16	—		123.0	16
License agreements	22.0	19	—		22.0	19
Distribution rights	31.0	18	—		31.0	18
Favorable lease commitments	1.3	3	—		1.3	3
Total acquired intangible assets	$336.8		$(15.4)	(b)	$321.4
(a) As previously reported in Revlon's 2016 Form 10-K.

(b) The Measurement Period Adjustments to the Elizabeth Arden acquired trade names resulted in a $15.4 million increase to goodwill, which was recorded in the fiscal quarter ended March 31, 2017.

In 2017, the Company recorded a $54.8 million deferred tax liability related to the $321.4 million of acquired intangible assets outlined in the above table. This deferred tax liability represents the tax effect of the difference between the $321.4 million assigned fair value of the intangible assets and the $148.6 million tax basis of such assets.

The goodwill and intangible assets acquired in the Elizabeth Arden Acquisition are not expected to be deductible for income tax purposes.

Unaudited Pro Forma Results

The following table presents the Company's pro forma consolidated net sales and income from continuing operations before income taxes for the years ended December 31, 2016 and 2015, respectively. The unaudited pro forma results include the historical consolidated statements of operations of the Company and Elizabeth Arden, giving effect to the Elizabeth Arden Acquisition and related financing transactions as if they had occurred at the beginning of the earliest period presented.

	Unaudited Pro Forma Results
	Year Ended December 31,
	2016	2015
Net sales	$2,858.9	$2,863.5
Loss from continuing operations, before income taxes	(57.1)	(74.6)

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Elizabeth Arden Acquisition:

(i) as a result of a $38 million increase in the fair value of acquired inventory at the Elizabeth Arden Acquisition Date, the Company recognized a $20.7 million increase in its cost of sales during 2016 in its consolidated financial statements. The pro forma adjustments include an adjustment to reverse the $20.7 million recognized in the year ended December 31, 2016 within cost of sales because it does not have a recurring impact;

(ii) the elimination of $68.0 million of acquisition and integration costs recognized by the Company and Elizabeth Arden in connection with consummating the Elizabeth Arden Acquisition during 2016;

(iii) a $1.4 million pro forma decrease in depreciation as a result of the fair value adjustments to property and equipment for the twelve months ended December 31, 2016;

(iv) a $5.6 million pro forma increase in amortization expense of acquired finite-lived intangible assets recorded in connection with the Elizabeth Arden Acquisition for the twelve months ended December 31, 2016; and

(v) a pro forma increase in interest expense and amortization of debt issuance costs related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions as summarized in the following table. Refer to Note 11, "Long Term Debt" for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.

	Year Ended December 31,
($ in millions)	2016	2015
Interest Expense
Pro forma interest on 2016 Senior Credit Facilities and 6.25% Senior Notes	$121.9	$106.4
Reversal of Elizabeth Arden’s historical interest expense	(19.5)	(26.2)
Company historical interest expense, as reflected in the historical consolidated financial statements	(75.9)	(50.9)
Total adjustment for pro forma interest expense	$26.5	$29.3
Debt issuance costs
Pro forma amortization of debt issuance costs	$8.1	$8.1
Company historical amortization of debt issuance costs, as reflected in the historical consolidated financial statements	(3.3)	(4.4)
Reversal of Elizabeth Arden’s historical amortization of debt issuance costs	(1.3)	(1.5)
Total adjustment for pro forma amortization of debt issuance costs	$3.5	$2.2

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

The Cutex International Acquisition
On May 31, 2016 (the "Cutex International Acquisition Date"), the Company completed the acquisition of Cutex International from Coty Inc. (the "Cutex International Acquisition") for total cash consideration of $29.1 million. Following the Company's October 2015 acquisition of the Cutex business and related assets in the U.S. from Cutex Brands, LLC (the "Cutex U.S. Acquisition" and together with the Cutex International Acquisition, the "Cutex Acquisitions"), combined with other Cutex businesses that the Company acquired in 1998, the Cutex International Acquisition completed the Company's global consolidation of the Cutex brand. Cutex International's results of operations are included in the Company’s Consolidated Financial Statements commencing on the Cutex International Acquisition Date. Pro forma results of operations have not been presented, as the impact of the Cutex International Acquisition on the Company’s consolidated financial results is not material.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company accounted for the Cutex International Acquisition as a business combination in the second quarter of 2016. The table below summarizes the allocation of the total consideration paid:

Amounts Recognized as of May 31, 2016
Inventory	$0.8
Purchased Intangible Assets (a)	17.2
Goodwill	11.1
Total consideration transferred	$29.1
(a) Purchased intangible assets include customer networks fair valued at $11.9 million and intellectual property fair valued at $0.8 million, which are amortized over useful lives of 15 and 10 years, respectively, and indefinite lived trade names fair valued at $4.5 million.
As part of the Cutex International Acquisition, the Company reacquired the Cutex trade name from Coty under an assignment of a license agreement, which had previously provided Coty with an exclusive right to manufacture, market and sell Cutex branded products for an initial term and perpetual automatic 20-year renewals. Based on the terms and conditions of the existing license agreement and other factors, the Cutex trade name was assigned an indefinite-life and, therefore, will not be amortized.
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

3. RESTRUCTURING CHARGES
EA Integration Restructuring Program
In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program is designed to reduce the Company’s cost of goods sold and selling, general and administrative ("SG&A") expenses. As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 425 positions worldwide.
In connection with implementing the EA Integration Restructuring Program, the Company expects to recognize approximately $90 million to $95 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) approximately $65 million to $70 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.
A summary of the restructuring and related charges incurred through December 31, 2017 in connection with the EA Integration Restructuring Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs(a)	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2016	$31.5	$0.2	$31.7	$0.5	$2.3	$34.5
Charges incurred during the year ended December 31, 2017	31.3	4.8	36.1	0.9	0.7	37.7
Cumulative charges incurred through December 31, 2017	$62.8	$5.0	$67.8	$1.4	$3.0	$72.2

(a) Includes primarily lease termination costs related to certain exited Elizabeth Arden office space.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the restructuring charges incurred through December 31, 2017 in connection with the EA Integration Restructuring Program by reportable segment is presented in the following table:

	Charges incurred during the twelve months ended December 31, 2017	Cumulative charges incurred through December 31, 2017
Elizabeth Arden	$16.1	$22.6
Consumer	12.1	16.3
Professional	4.2	9.8
Unallocated Corporate Expenses	3.7	19.1
Total	$36.1	$67.8

The Company expects that cash payments will total $90 million to $95 million in connection with the EA Integration Restructuring Charges, of which $42.5 million was paid in 2017. The remaining balance is expected to be substantially paid by the end of 2020.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2017	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at December 31, 2017
2017
EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$31.5	$31.3	$—	$(37.0)	$—	$25.8
Other	3.0	6.4	—	(5.5)	—	3.9
2015 Efficiency Program:(b)
Employee severance and other personnel benefits	4.5	(3.2)	—	(1.0)	—	0.3
Other	0.2	—	—	—	—	0.2
December 2013 Program:(c)
Employee severance and other personnel benefits	1.2	—	—	(0.1)	—	1.1
Other immaterial actions: (d)
Employee severance and other personnel benefits	1.4	0.6	—	(0.9)	—	1.1
Other	1.0	1.1	0.1	(0.7)	—	1.5
Total restructuring reserve	$42.8	$36.2	$0.1	$(45.2)	$—	$33.9

	Liability Balance at January 1, 2016	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at December 31, 2016
2016
EA Integration Restructuring Program:
Employee severance and other personnel benefits	$—	$31.5	$—	$—	$—	$31.5
Other	—	3.0				3.0
2015 Efficiency Program:
Employee severance and other personnel benefits	6.6	0.6	—	(2.7)	—	4.5
Other	0.1	0.7	—	(0.6)	—	0.2
2014 Integration Program:(e)
Employee severance and other personnel benefits	0.8	—	—	(0.8)	—	—
Other	0.1	—	—	(0.1)	—	—
December 2013 Program:
Employee severance and other personnel benefits	1.2	—	—	—	—	1.2
Other immaterial actions:
Employee severance and other personnel benefits	2.3	2.1	—	(3.0)	—	1.4
Other	0.7	1.5	—	(1.5)	0.3	1.0
Total restructuring reserve	$11.8	$39.4	$—	$(8.7)	$0.3	$42.8

(a) Includes $1.6 million in charges related to inventory adjustments and other restructuring-related charges that were reflected within cost of sales and SG&A, respectively, in the Company’s December 31, 2017 Consolidated Statement of Operations and Comprehensive (Loss) Income.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) In September 2015, the Company initiated restructuring actions to drive certain organizational efficiencies, including reducing general and administrative expenses, within the Company's Consumer and Professional segments (the "2015 Efficiency Program"). These actions were completed by the end of 2017. During the third quarter of 2017, the Company performed a review of the 2015 Efficiency Program and determined that employees in certain positions that were initially identified to be eliminated would continue to be employed by the Company in varying positions in connection with integrating the Elizabeth Arden and Revlon organizations. As a result, the Company reversed approximately $3.2 million in previously accrued restructuring charges recognized in connection with the 2015 Efficiency Program. Total cash payments made for the 2015 Efficiency Program were $7.1 million. A summary of the restructuring and related charges incurred through December 31, 2017 in connection with the 2015 Efficiency Program by reportable segment is presented in the following table:

2015 Efficiency Program cumulative charges incurred through December 31, 2017
Consumer	$3.6
Professional	3.5
Unallocated Corporate Expenses	0.5
Total	$7.6

(c) In December 2013, the Company announced restructuring actions that primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment (the "December 2013 Program"). The December 2013 Program resulted in the elimination of approximately 1,100 positions in 2014, primarily in China.

(d) Consists primarily of $1.1 million in charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program").

(e) Following Products Corporation's October 2013 acquisition of The Colomer Group Participations, S.L. ("Colomer" and the "Colomer Acquisition"), the Company implemented actions to integrate Colomer's operations into the Company's business, which reduced costs across the Company's businesses and generated synergies and operating efficiencies within the Company's global supply chain and consolidated offices and back office support (all such actions, together, the "2014 Integration Program"). The 2014 Integration Program was substantially completed as of December 31, 2015.

At December 31, 2017 and December 31, 2016, all of the restructuring reserve balances were included within accrued expenses and other in the Company's Consolidated Balance Sheets.

4. DISCONTINUED OPERATIONS
On December 30, 2013, the Company announced that it was implementing the December 2013 Program, which primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China within the Consumer segment.
The results of the China discontinued operations are included within income (loss) from discontinued operations, net of taxes, and relate entirely to the Consumer segment. The summary comparative financial results of discontinued operations were as follows:

	Year Ended December 31,
	2017	2016	2015
Net sales	$—	$—	$—
Income (loss) from discontinued operations, before taxes	2.4	(4.9)	(3.2)
Provision for income taxes	0.3	—	—
Income (loss) from discontinued operations, net of taxes	2.1	(4.9)	(3.2)

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2017	2016
Cash and cash equivalents	$1.3	$1.7
Trade receivables, net	0.2	0.2
Total current assets	1.5	1.9
Total assets	$1.5	$1.9

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.5	3.3
Total current liabilities	4.0	3.8
Total liabilities	$4.0	$3.8

5. INVENTORIES
As of December 31, 2017 and 2016, the Company's inventory balances consisted of the following:

	December 31,
	2017	2016
Raw materials and supplies	$123.4	$72.9
Work-in-process	22.0	33.5
Finished goods	352.5	318.2
	$497.9	$424.6

6. PREPAID EXPENSES AND OTHER
As of December 31, 2017 and 2016, the Company's prepaid expenses and other balances were as follows:

	December 31,
	2017	2016
Prepaid expenses	$43.3	$34.6
Other	70.1	54.2
	$113.4	$88.8

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. PROPERTY, PLANT AND EQUIPMENT
As of December 31, 2017 and 2016, the Company's property, plant and equipment balances consisted of the following:

	December 31,
	2017	2016
Land and improvements	$11.6	$10.4
Building and improvements	97.0	88.6
Machinery, equipment and capital leases	275.1	243.3
Office furniture, fixtures and capitalized software	168.3	122.7
Counters and trade fixtures	62.0	60.8
Leasehold improvements	51.4	46.0
Construction-in-progress	92.8	53.4
Property, plant and equipment, gross	758.2	625.2
Accumulated depreciation and amortization	(385.5)	(304.7)
Property, plant and equipment, net	$372.7	$320.5
Depreciation and amortization expense on property, plant and equipment for 2017, 2016 and 2015 was $54.4 million, $45 million, and $37 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

The following table presents the changes in goodwill by segment during 2017 and 2016:

	Consumer	Professional	Elizabeth Arden	Other	Total
Balance at January 1, 2016	$210.1	$240.7	$—	$18.9	$469.7
Goodwill acquired (a)	17.4	—	221.7	—	239.1
Foreign currency translation adjustment	—	(0.4)	—	(2.2)	(2.6)
Goodwill impairment charge	—	—	—	(16.7)	(16.7)
Balance at December 31, 2016	$227.5	$240.3	$221.7	$—	$689.5
Measurement Period Adjustments (b)	—	—	12.3	—	12.3
Foreign currency translation adjustment	—	1.5	—	—	1.5
Goodwill impairment charge	(10.8)	—	—	—	(10.8)
Balance at December 31, 2017	$216.7	$241.8	$234.0	$—	$692.5

Cumulative goodwill impairment charges	$(20.5)	$—	$—	$(16.7)	$(37.2)
(a) The goodwill acquired during 2016 relates to: (i) $221.7 million of goodwill acquired in the Elizabeth Arden Acquisition; and (ii) $17.4 million of goodwill acquired in the Cutex Acquisitions. See Note 2, "Business Combinations," for further discussion of the Elizabeth Arden Acquisition and Cutex Acquisitions.
(b) Refer to Note 2, "Business Combinations," for more information on the Measurement Period Adjustments related to the Elizabeth Arden Acquisition.
For 2017, in assessing whether goodwill was impaired in connection with its annual impairment test performed during the fourth quarter of 2017 using October 1st, 2017 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by ASC 350, Intangibles - Goodwill and Other, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in 2016 and the financial performance of the (i) Revlon, Almay and Other; (ii) Elizabeth Arden; and (iii) Professional reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts for 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

However, for 2017, the Company determined that it would utilize the two-step process to test the GCB reporting unit for impairment. In the first step of this test, the Company compared the fair value of the GCB reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. The results of the step one test indicated that impairment indicators existed for the GCB reporting unit due to continued net sales declines for both the SinfulColors and Pure Ice brands and lower promotional activity for the Pure Ice brand, and accordingly, the Company performed step two of the goodwill impairment test for the GCB reporting unit.
In the second step, the Company measured the potential impairment of the GCB reporting unit by comparing the implied fair value with the carrying amount of its goodwill at October 1, 2017. The implied fair value of the GCB reporting unit's goodwill was determined in the same manner as the amount of goodwill recognized in a business combination, where the estimated fair value of GCB reporting unit was allocated to all the assets and liabilities of that reporting unit (including both recognized and unrecognized intangible assets) as if the GCB had been acquired in a business combination and the estimated fair value of the GCB reporting unit was the purchase price paid. When the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized. The Company determined the fair value of the GCB reporting unit using discounted estimated future cash flows. The weighted-average cost of capital used in testing the GCB reporting unit for impairment was 12% with a perpetual growth rate of 2%. As a result of this annual impairment test, the Company recognized an aggregate $10.8 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2017. Following the recognition of this non-cash goodwill impairment charge, the GCB reporting unit had $14.8 million remaining goodwill as of December 31, 2017.
For 2016 and 2015, the Company also utilized the two-step process in assessing whether goodwill was impaired for each of the Company's then existing four reporting units (i.e., for 2016 (i) Revlon, Almay and Other; (ii) GCB; (iii) Professional; and (iv) Other). As a result of the annual impairment testing for 2016 and 2015, the Company recognized a $16.7 million non-cash goodwill impairment charge related to the Other reporting unit in the fourth quarter of 2016 and a $9.7 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2015.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of December 31, 2017 and 2016:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.4	$(72.8)	$198.6	13
Customer relationships	250.6	(46.8)	203.8	13
Patents and internally-developed IP	20.8	(8.4)	12.4	7
Distribution rights	31.0	(2.3)	28.7	17
Other	1.3	(0.6)	0.7	2
Total finite-lived intangible assets	$575.1	$(130.9)	$444.2

Indefinite-lived intangible assets:
Trade names	$147.9	$—	$147.9
Total indefinite-lived intangible assets	$147.9	$—	$147.9

Total intangible assets	$723.0	$(130.9)	$592.1

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$177.9	$(47.9)	$130.0	13
Customer relationships	247.6	(30.1)	217.5	14
Patents and internally-developed IP	20.3	(6.1)	14.2	8
Distribution rights	31.0	(0.5)	30.5	18
Other	1.3	(0.2)	1.1	3
Total finite-lived intangible assets	$478.1	$(84.8)	$393.3

Indefinite-lived intangible assets:
Trade names	$243.3	$—	$243.3
Total indefinite-lived intangible assets	$243.3	$—	$243.3

Total intangible assets	$721.4	$(84.8)	$636.6

Amortization expense for finite-lived intangible assets was $43.2 million, $27.5 million and $22.4 million for 2017, 2016, and 2015 respectively.
The Company reviews finite-lived intangible assets for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares the current carrying values of the intangible assets to the undiscounted pre-tax cash flows expected to result from the use of the assets.
Based upon the results of the annual goodwill impairment testing for the Company's GCB reporting unit during 2017, the Company performed an impairment review of the acquired finite-lived intangible assets. No impairment was recognized related to the carrying value of any of the finite or indefinite-lived intangible assets as a result of the annual impairment test for the year ended December 31, 2017.
Based upon the results of the annual goodwill impairment testing for the Company's Other reporting unit during 2016, the Company performed an impairment review of the finite-lived intangible assets acquired as part of the 2015 acquisition of CBBeauty

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

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
The Company did not recognize any impairment charges related to the carrying value of any of the Company's identifiable intangible assets in 2015.
The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2017:

Estimated Amortization Expense
2018	$40.2
2019	37.3
2020	36.5
2021	35.3
2022	34.1
Thereafter	260.8
Total	$444.2

9. ACCRUED EXPENSES AND OTHER
As of December 31, 2017 and 2016, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016
Compensation and related benefits	$59.6	$75.8
Advertising and promotional costs	84.0	66.7
Sales returns and allowances	61.7	51.9
Taxes	48.4	39.2
Restructuring reserve	33.3	38.0
Interest	23.8	24.4
Other	102.0	86.9
	$412.8	$382.9

10. SHORT-TERM BORROWINGS
Products Corporation had outstanding short-term borrowings (excluding borrowings under the 2016 Senior Credit Facilities for 2016, which are reflected in Note 11, "Long-Term Debt"), aggregating to $12.4 million and $10.8 million at December 31, 2017 and 2016, respectively. The weighted average interest rate on these short-term borrowings outstanding at both December 31, 2017 and 2016 was 5.0%.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

11. LONG-TERM DEBT
As of December 31, 2017 and 2016, the Company's debt balances consisted of the following:

	December 31,
	2017	2016
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (see (a) below)	$1,735.9	$1,747.8
2016 Revolving Credit Facility due 2021, net of debt issuance costs (see (b) below)	152.1	—
6.25% Senior Notes due 2024, net of debt issuance costs (see (c) below)	440.3	439.1
5.75% Senior Notes due 2021, net of debt issuance costs (see (d) below)	495.1	493.8
Spanish Government Loan due 2025	0.5	0.5
	2,823.9	2,681.2
Less current portion (*)	(170.2)	(18.1)
	$2,653.7	$2,663.1

(*) At December 31, 2017, the Company classified $170.2 million as its current portion of long-term debt, comprised primarily of $152.1 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18.1 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2016, the Company classified $18.1 million as its current portion of long-term debt, comprised primarily of $18 million of amortization payments on the 2016 Term Loan Facility.

The Company completed the following debt transactions during 2016:

2016 Debt-Related Transactions
In connection with and substantially concurrently with closing the Elizabeth Arden Acquisition, Products Corporation entered into the 2016 Term Loan Facility and the 2016 Revolving Credit Facility. Additionally, as part of financing the Elizabeth Arden Acquisition, in August 2016 Products Corporation completed the issuance of $450 million aggregate principal amount of its 6.25% Senior Notes (the "6.25% Senior Notes Offering"), which funds were released from escrow (the "Escrow Release") on the Elizabeth Arden Acquisition Date. In connection with entering into the 2016 Senior Credit Facilities, Products Corporation maintained on the 2016 Term Loan Facility its existing floating-to-fixed 2013 Interest Rate Swap (as hereinafter defined) based on a notional amount of $400 million that previously applied to Products Corporation’s Old Acquisition Term Loan, which loan was refinanced in full in connection with Products Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering. The proceeds of Products Corporation's 6.25% Senior Notes Offering and the 2016 Term Loan Facility, together with approximately $35 million of borrowings under the 2016 Revolving Credit Facility, and approximately $126.7 million of cash on hand, were used to: (A) fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350 million aggregate principal amount then-outstanding of the Elizabeth Arden Old Senior Notes; (ii) repaying the entire $142 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25 million aggregate principal amount of borrowings then outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55 million liquidation preference of all 50,000 shares of Elizabeth Arden's then issued and outstanding preferred stock, which amount included a $5 million change of control premium; and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance then outstanding under Products Corporation’s then-existing 2011 Term Loan and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such prepayment). The Company did not incur any material early termination penalties in connection with repaying such facilities and preferred stock. See below for a summary description of the agreements governing the 2016 Senior Credit Facilities and 6.25% Senior Notes.
Amended Term Loan Facility - Excess Cash Flow Payment
In February 2016, Products Corporation prepaid $23.2 million of indebtedness, then outstanding under its Old Term Loan Facility, representing 50% of its 2015 "excess cash flow" as defined by, and required under, Old Term Loan Agreement. The prepayment was applied on a ratable basis between the principal amounts outstanding under the 2011 Term Loan and the Old Acquisition Term Loan. The amount of the prepayment that was applied to the 2011 Term Loan reduced the principal amount outstanding by $11.5 million to $651.4 million (as all amortization payments under the 2011 Term Loan had been paid). The $11.7 million that was applied to the Old Acquisition Term Loan reduced Products Corporation's future annual amortization payments

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

under such loan on a ratable basis from $6.9 million prior to the prepayment to $6.8 million after giving effect to the prepayment and through its maturity on October 8, 2019. The 2011 Term Loan and Old Acquisition Term Loan were completely refinanced and terminated in connection with financing the Elizabeth Arden Acquisition.

Long-Term Debt Agreements
(a) 2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 (the "5.75% Senior Notes") if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated.
Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the "Restricted Group"), are subject to the covenants under the 2016 Term Loan Agreement.  The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), as well as by Revlon, on a limited recourse basis.  The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions). The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical. The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the "Revolving Facility Collateral") rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility.  The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the "Term Loan Collateral"), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.
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
Affirmative and Negative Covenants: The 2016 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The negative covenants are subject to various exceptions, including an "available amount basket" based on 50% of Products Corporation’s cumulative consolidated net income, plus a "starter" basket of $200 million, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2016 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments. While the 2016 Term Loan Agreement contains certain customary representations, warranties and events of default, it does not contain any financial maintenance covenants.
Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

calculation with respect to fiscal year ending December 31, 2017, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty. No excess cash flow payments were due and payable with respect to 2017.
During 2016, the Company incurred approximately $45.2 million of fees and expenses in connection with consummating the 2016 Term Loan Facility, of which $39.3 million were capitalized and are being amortized over the remaining term of the 2016 Term Loan Credit Facility using the effective interest method. The Company expensed the remaining $6 million of fees and expenses and wrote-off $10.9 million of unamortized debt discount and deferred financing costs related to the Old Term Loan Facility. These amounts, totaling $16.9 million, were recognized within loss on early extinguishment of debt in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2016.
(b) 2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Revolving Credit Agreement, for which Citibank, N.A. acts as administrative agent and collateral agent. The 2016 Revolving Credit Facility has an initial maximum availability of $400 million (with a $100 million sublimit for letters of credit and up to $70 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $50 million and (y) the excess of the borrowing base over the amounts of then-effective commitments.  The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation under the 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) qualified restricted cash (capped at $75 million); and (iv) a temporary increase amount between August 15 and October 31 of each year, which are collectively subject to certain availability reserves set by the administrative agent. The 2016 Revolving Credit Facility matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million.
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
Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

"payment conditions" for asset-based credit facilities are satisfied.  The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s "Liquidity Amount" (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.
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
(c) 6.25% Senior Notes
On August 4, 2016, Revlon Escrow Corporation (the "Escrow Issuer"), which on such date was a wholly owned subsidiary of Products Corporation, completed the 6.25% Senior Notes offering, pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $450 million aggregate principal amount of the 6.25% Senior Notes due 2024. The 6.25% Senior Notes are unsecured and were initially issued by the Escrow Issuer to the initial purchasers under an Indenture, dated as of August 4, 2016 (the "6.25% Senior Notes Indenture"), between the Escrow Issuer and U.S. Bank National Association, as trustee (the "6.25% Senior Notes Trustee"). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1, beginning on February 1, 2017. The proceeds from the 6.25% Senior Notes were released from escrow on the September 7, 2016 The Elizabeth Arden Acquisition Date (the "Escrow Release"). On the Elizabeth Arden Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the "6.25% Senior Notes Guarantors"), and the 6.25% Senior Notes Trustee entered into a supplemental indenture (the "6.25% Senior Notes Supplemental Indenture") to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the 6.25% Senior Notes Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis (the "6.25% Senior Notes Guarantees").  The 6.25% Senior Notes Guarantors are the same entities that are subsidiary guarantors under the 2016 Senior Credit Facilities.
In December 2016, Products Corporation consummated an offer to exchange the original 6.25% Senior Notes for $450 million of new 6.25% Senior Notes, which have substantially the same terms as the original 6.25% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the "6.25% Senior Notes").
Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ existing and future senior secured indebtedness, including, indebtedness under Products Corporation’s 2016 Senior Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the 6.25% Senior Notes Guarantors other than expressly subordinated indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees rank effectively junior to indebtedness

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the "6.25% Senior Notes Non-Guarantor Subsidiaries"), none of which guarantee the 6.25% Senior Notes.
Optional Redemption: Prior to August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole or from time to time in part, upon Products Corporation’s payment of an applicable make-whole premium based on the comparable treasury rate plus 50 basis points. Prior to August 1, 2019, up to 40% of the aggregate principal amount of 6.25% Senior Notes that have been issued may also be redeemed at Products Corporation’s option at any time as a whole or from time-to-time in part, at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest to (but not including) the date of redemption with the proceeds of certain equity offerings and capital contributions (so long as at least 60% of the 6.25% Senior Notes that have been issued thereafter remain outstanding). On and after August 1, 2019, Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

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
Certain Covenants: The 6.25% Senior Notes Indenture imposes certain limitations on Products Corporation’s and the 6.25% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay dividends, make certain investments and make repayments on indebtedness that is subordinated in right of payment to the 6.25% Senior Notes and make other "restricted payments"; (iii) create liens on their assets to secure debt; (iv) enter into transactions with affiliates; (v) merge, consolidate or amalgamate with another company; (vi) transfer and sell assets; and (vii) permit restrictions on the payment of dividends by Products Corporation's subsidiaries.
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
(d) 5.75% Senior Notes
On February 8, 2013, Products Corporation completed its offering (the "2013 Senior Notes Refinancing"), pursuant to an exemption from registration under the Securities Act, of $500 million aggregate principal amount of the 5.75% Senior Notes. The 5.75% Senior Notes are unsecured and were issued to investors at par. The 5.75% Senior Notes mature on February 15, 2021. Interest on the 5.75% Senior Notes accrues at 5.75% per annum, paid every six months on February 15th and August 15th.
The 5.75% Senior Notes were issued pursuant to the 5.75% Senior Notes Indenture (the "5.75% Senior Notes Indenture" and together with the 6.25% Senior Notes Indenture, the "Senior Notes Indentures"), dated as of February 8, 2013 (the "5.75% Senior Notes Closing Date"), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the "5.75% Senior Notes Guarantors"), which also currently guarantee Products Corporation’s 2016 Senior Credit Facilities and the 6.25% Senior Notes, and U.S. Bank National Association, as trustee (the "5.75% Senior Notes Trustee"). The 5.75% Senior Notes Guarantors

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

issued guarantees (the "5.75% Senior Notes Guarantees") of Products Corporation’s obligations under the 5.75% Senior Notes and the 5.75% Senior Notes Indenture on a joint and several, senior unsecured basis.
In December 2013, Products Corporation consummated an offer to exchange the original 5.75% Senior Notes for $500 million of new 5.75% Senior Notes, which have substantially the same terms as the original 5.75% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the "5.75% Senior Notes").
Products Corporation used a portion of the $491.2 million of net proceeds from the issuance of the 5.75% Senior Notes (net of underwriters' fees) to repay and redeem all of the $330 million then outstanding aggregate principal amount of its 9.75% Senior Secured Notes, as well as to pay $8.6 million of accrued interest. Products Corporation incurred an aggregate of $19.4 million of fees for the applicable redemption and tender offer premiums, related fees and expenses in connection with redemption and repayment of the 9.75% Senior Secured Notes and other fees and expenses in connection with the issuance of the 5.75% Senior Notes. Products Corporation used a portion of the remaining proceeds from the issuance of the 5.75% Senior Notes, together with existing cash, to pay approximately $113 million of principal on its then outstanding 2011 Term Loan in conjunction with the February 2013 Term Loan Amendments. Products Corporation used the remaining balance available from the issuance of the 5.75% Senior Notes for general corporate purposes, including, without limitation, debt reduction transactions, such as repaying a loan to Revlon at its maturity on October 8, 2013, which proceeds Revlon used to pay the liquidation preference of Revlon's then outstanding Series A Preferred Stock, in connection with its mandatory redemption on such date.
Ranking: The 5.75% Senior Notes are Products Corporation’s unsubordinated, unsecured obligations and rank senior in right of payment to any future subordinated obligations of Products Corporation and rank pari passu in right of payment with all existing and future senior debt of Products Corporation. Similarly, each 5.75% Senior Notes Guarantee is the relevant 5.75% Senior Notes Guarantor’s joint and several, unsubordinated and unsecured obligation, ranking senior in right of payment to any future subordinated obligations of such 5.75% Senior Notes Guarantor and ranking pari passu in right of payment with all existing and future senior debt of such 5.75% Senior Notes Guarantor. The 5.75% Senior Notes Guarantees were issued on a joint and several basis.
The 5.75% Senior Notes and the 5.75% Senior Notes Guarantees rank effectively junior to Products Corporation’s 2016 Senior Credit Facilities, which are secured, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (the "5.75% Senior Notes Non-Guarantor Subsidiaries" and together with the 6.25% Senior Notes Non-Guarantor Subsidiaries, the "Non-Guarantor Subsidiaries"), none of which guarantee the 5.75% Senior Notes.
Optional Redemption: The 5.75% Senior Notes may be redeemed at Products Corporation's option, at any time as a whole, or from time-to-time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to the date of redemption, if redeemed during the 12-month period beginning on February 15th of the years indicated below:

Period	Percentage
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%
Change of Control: Upon the occurrence of specified change of control events, Products Corporation is required to make an offer to purchase all of the 5.75% Senior Notes at a purchase price of 101% of the outstanding principal amount of the 5.75% Senior Notes as of the date of any such repurchase, plus accrued and unpaid interest to the date of repurchase.
Certain Covenants: The 5.75% Senior Notes Indenture limits Products Corporation’s and the 5.75% Senior Notes Guarantors’ ability, and the ability of certain other subsidiaries, to:

•	incur or guarantee additional indebtedness ("Limitation on Debt");

•	pay dividends, make repayments on indebtedness that is subordinated in right of payment to the 5.75% Senior Notes and make other "restricted payments" ("Limitation on Restricted Payments");

•	make certain investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company ("Successor Company");

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•	transfer and sell assets ("Limitation on Asset Sales"); and

•	permit restrictions on the payment of dividends by Products Corporation’s subsidiaries ("Limitation on Dividends from Subsidiaries").
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
Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of December 31, 2017. At December 31, 2017, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,777.5 million and $157 million, respectively. At December 31, 2017, availability under the $400 million 2016 Revolving Credit Facility was $193 million, based upon the calculated borrowing base of $381.9 million, less $10.1 million of outstanding undrawn letters of credit, $21.8 million in outstanding checks and $157 million then drawn on the 2016 Revolving Credit Facility.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2017.

Long-Term Debt Maturities
The aggregate amounts of contractual long-term debt maturities at December 31, 2017 in the years 2018 through 2022 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2018	$175.1	(a)
2019	18.1	(b)
2020	18.1	(b)
2021	518.1	(c)
2022	18.1	(b)
Thereafter	2,137.5
Total long-term debt	2,885.0
Discounts and deferred finance charges	(61.1)
Total long-term debt, net of discounts and deferred finance charges	$2,823.9

(a)
Amount consists primarily of $157 million in aggregate principal amount of borrowings under the 2016 Revolving Credit Facility and the quarterly amortization payments required under the 2016 Term Loan Facility.

(b)	Amount consists primarily of quarterly amortization payments described in (a) above.

(c)
Amount is primarily comprised of the $500 million in aggregate principal amount outstanding as of December 31, 2017 under the 5.75% Senior Notes, which mature on February 15, 2021, and the quarterly amortization payment described in (a) above.

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
As of December 31, 2017, the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
Total assets at fair value	$0.6	$—	$0.6	$—
Liabilities:
Derivatives:
FX Contracts(a)	$1.9	$—	$1.9	$—
2013 Interest Rate Swap(b)	0.9	—	0.9	—
Total liabilities at fair value	$2.8	$—	$2.8	$—

As of December 31, 2016, the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$2.3	$—	$2.3	$—
Total assets at fair value	$2.3	$—	$2.3	$—
Liabilities:
Derivatives:
FX Contracts(a)	$1.1	$—	$1.1	$—
2013 Interest Rate Swap(b)	4.7	—	4.7	—
Total liabilities at fair value	$5.8	$—	$5.8	$—

(a)The fair value of the Company’s FX Contracts was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 13, "Financial Instruments."
(b)The fair value of Products Corporation's 2013 Interest Rate Swap, which expires in May 2018 (as hereinafter defined) was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 13, "Financial Instruments."

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2017, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,131.5	$—	$2,131.5	$2,823.9

As of December 31, 2016, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,770.9	$—	$2,770.9	$2,681.2
The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issuances and maturities.
The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

13. FINANCIAL INSTRUMENTS
Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.1 million and $10.4 million (including amounts available under credit agreements in effect at that time) were maintained at December 31, 2017 and December 31, 2016, respectively. Included in these amounts are approximately $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs as of both December 31, 2017 and 2016. The estimated liability under such programs is accrued by Products Corporation.

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
The U.S. Dollar notional amount of the FX Contracts outstanding at December 31, 2017 and December 31, 2016 was $147.1 million and $79.6 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 bank term loan, that was incurred in connection with completing the October 2013 Colomer Acquisition (the "Old Acquisition Term Loan"). The 2013 Interest Rate Swap initially had a floor of 1.00% that in December 2016 was amended to 0.75%. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap, which expires in May 2018. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

amount under the 2016 Term Loan Facility for the remaining balance of the term of such swap, which expires in May 2018). Under the terms of the 2013 Interest Rate Swap, commencing in May 2015, Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% through May 2018). At December 31, 2017, the fair value of the 2013 Interest Rate Swap was a liability of $0.9 million and the accumulated loss recorded in accumulated other comprehensive loss was $0.7 million, net of tax.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Product's Corporation's consummation of the 2016 Senior Credit Facilities and the 6.25% Senior Notes Offering in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, which was the same as the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value have been accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date, that were previously recorded as a component of accumulated other comprehensive loss, will be fully amortized into earnings over the remaining term of the 2013 Interest Rate Swap, which expires in May 2018. At December 31, 2017, $1.2 million, or $0.7 million net of tax, remains as a component of accumulated other comprehensive loss related to the 2013 Interest Rate Swap, all of which will be amortized into earnings over the next 12 months. See "Quantitative Information – Derivative Financial Instruments" below.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.6 million and $2.3 million as of December 31, 2017 and December 31, 2016, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments
As of December 31, 2017 and 2016, the fair values of the Company's derivative financial instruments in its Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	December 31, 2017	December 31, 2016	Balance Sheet	December 31, 2017	December 31, 2016
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
FX Contracts(a)	Prepaid expenses and other	$0.6	$2.3	Accrued Expenses	$1.9	$1.1
2013 Interest Rate Swap(b)	Prepaid expenses and other	—	—	Accrued expenses and other	0.9	3.7
	Other assets	—	—	Other long-term liabilities	—	1.0

(a) The fair values of the FX Contracts at December 31, 2017 and December 31, 2016 were measured based on observable market transactions of spot and forward rates at December 31, 2017 and December 31, 2016, respectively.

(b) The fair values of the 2013 Interest Rate Swap at December 31, 2017 and December 31, 2016 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at December 31, 2017 and December 31, 2016, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The effects of the Company's derivative financial instruments on its Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows for the periods presented:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2017	2016	2015
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$2.3	$0.8	$(1.6)

(a) Net of tax (benefit) expense of $(1.4) million, $0.5 million and $(1.0) million for 2017, 2016 and 2015, respectively.

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Year Ended December 31,
		2017	2016	2015
Derivatives designated as hedging instruments:
2013 Interest Rate Swap	Interest Expense	$(3.7)	$(4.3)	$(2.6)
Derivatives not designated as hedging instruments:
FX Contracts	Foreign currency gain (loss), net	$(4.1)	$2.1	$3.8
2013 Interest Rate Swap	Miscellaneous, net	0.1	0.7	—

14. PENSION AND POST-RETIREMENT BENEFITS
Savings Plan:
The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 8%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $3 million, $2.6 million and $2.5 million during 2017, 2016 and 2015, respectively. In addition, the Company made cash contributions of $2.5 million and $0.8 million during 2017 and 2016, respectively, to the Elizabeth Arden defined contribution plan, which it acquired in the 2016 Elizabeth Arden Acquisition. Effective January 1, 2018, the Company merged the Elizabeth Arden defined contribution plan into the Company's Savings Plan. The Company also offers a non-qualified defined contribution plan (the "Excess Savings Plan") providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets.
The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit sharing component that enables the Company, should it elect to do so, to make discretionary profit sharing contributions. For 2017, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $5.1 million (of which $4.0 million was paid in 2017 and $1.1 million was paid in January 2018), or 3% of eligible compensation, which was credited on a quarterly basis. For 2016, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $5 million (of which $3.9 million was paid in 2016 and $1.1 million was paid in January 2017), or 3% of eligible compensation, which was credited on a quarterly basis. For 2015, the Company made discretionary profit sharing contributions to the Savings Plan and Excess Savings Plan of $4.8 million (of which $3.7 million was paid in 2015 and $1.1 million was paid in January 2016), or 3% of eligible compensation, which was credited on a quarterly basis.
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
In the fourth quarter of 2015, the Company offered certain former employees who had vested benefits in the Revlon Employees’ Retirement Plan the option of receiving the present value of the participant’s pension benefit in a one-time cash lump sum payment, an annuity form of benefit or the ability to maintain their deferred vested status in the pension plan. Based upon the participants' acceptance of that offer, $53.4 million was paid from the plan's assets in December 2015, with a corresponding decrease in the plan's benefit obligation. As a result of such program, the Company recorded a $20.7 million charge as a result of the pension lump sum settlement in the fourth quarter of 2015. Of this charge, $10.3 million and $10.4 million was included in cost of sales and SG&A expenses, respectively.
Other Post-retirement Benefits:
The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Products Corporation and MacAndrews & Forbes. (See Note 22, "Related Party Transactions - Transfer Agreements").

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(640.5)	$(649.4)	$(13.4)	$(13.0)
Service cost	(3.0)	(0.5)	—	—
Interest cost	(19.6)	(20.7)	(0.4)	(0.4)
Actuarial (loss) gain	(22.3)	(21.6)	(1.1)	(1.0)
Curtailment gain	3.3	—	—	—
Other pension settlements	3.6	—	—	—
Benefits paid	43.2	42.8	0.9	1.0
Other (a)	(18.4)	—	—	—
Plan participant contributions	(0.7)	—	—	—
Foreign currency translation adjustments	(7.0)	8.9	—	—
Benefit obligation - end of year	$(661.4)	$(640.5)	$(14.0)	$(13.4)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$464.0	$473.9	$—	$—
Actual return on plan assets	53.5	35.8	—	—
Employer contributions	7.6	7.3	0.9	1.0
Other pension settlements	(3.6)	—	—	—
Benefits paid	(43.2)	(42.8)	(0.9)	(1.0)
Other (a)	11.6
Plan participant contributions	0.7
Foreign currency translation adjustments	6.6	(10.2)	—	—
Fair value of plan assets - end of year	$497.2	$464.0	$—	$—
Unfunded status of plans at December 31,	$(164.2)	$(176.5)	$(14.0)	$(13.4)

(a)	Other includes the addition of a foreign non-qualified defined benefit plan assumed in connection with the Elizabeth Arden Acquisition.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

With respect to the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016 consisted of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2017	2016	2017	2016
Other long-term assets	$1.5	$—	$—	$—

Accrued expenses and other	(6.2)	(6.1)	(0.7)	(0.8)
Pension and other post-retirement benefit liabilities	(159.5)	(170.4)	(13.3)	(12.6)
Total liability	$(164.2)	$(176.5)	$(14.0)	$(13.4)

Accumulated other comprehensive loss, gross	$253.2	$266.6	$4.5	$3.6
Income tax (benefit) expense	(43.3)	(44.3)	(0.9)	(0.4)
Portion allocated to Revlon Holdings	(0.9)	(0.9)	(0.2)	(0.2)
Accumulated other comprehensive loss, net	$209.0	$221.4	$3.4	$3.0
With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.6 million and $2.7 million at December 31, 2017 and 2016, respectively, relating to pension plan liabilities retained by such affiliates.
As of December 31, 2017 and 2016, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2017	2016
Projected benefit obligation	$661.4	$640.5
Accumulated benefit obligation	661.1	640.2
Fair value of plan assets	497.2	464.0

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Net Periodic Benefit Cost:
The components of net periodic benefit costs (income) for the Company's pension and the other post-retirement benefit plans are as follows:

	Pension Plans			Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Net periodic benefit costs (income):
Service cost	$3.0	$0.5	$0.7	$—	$—	$—
Interest cost	19.6	20.7	28.6	0.4	0.4	0.5
Expected return on plan assets	(28.6)	(31.0)	(40.3)	—	—	—
Amortization of actuarial loss	9.5	8.8	8.4	0.3	0.2	0.1
Lump sum settlement charge	—	—	20.7	—	—	—
Curtailment gain(a)	(2.6)	—	—	—	—	—
Other pension settlements charge	—	—	0.3	—	—	—
Total net periodic benefit costs (income) prior to allocation	$0.9	$(1.0)	$18.4	$0.7	$0.6	$0.6
Portion allocated to Revlon Holdings	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)
Total net periodic benefit costs (income)	$0.8	$(1.1)	$18.3	$0.7	$0.5	$0.5

(a)	As a result of the Elizabeth Arden Acquisition, the Company recognized $2.6 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden.
For 2017, the Company recognized net periodic benefit cost of $1.5 million, compared to net periodic benefit income of $0.6 million in 2016, primarily due to the lower return on plan assets and higher service costs during 2017, partially offset by a curtailment gain resulting from a certain foreign non-qualified benefit plan of Elizabeth Arden.
For 2016, the Company recognized net periodic benefit income of $0.6 million, compared to net periodic benefit cost of $18.8 million in 2015, primarily due to the pension lump sum settlement charge recorded in the fourth quarter of 2015, which was not repeated in 2016, as well as the Company's adoption of the alternative approach to calculating the service and interest components of net periodic benefit cost for pension and other post-retirement benefits (the "full yield curve" approach), which was adopted by the Company at December 31, 2015, discussed below.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Year Ended December 31,
	2017	2016
Net periodic benefit (income) costs:
Cost of sales	$(1.0)	$(2.5)
Selling, general and administrative expense	2.5	1.9
Total net periodic benefit costs (income)	$1.5	$(0.6)

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amounts recognized in accumulated other comprehensive loss at December 31, 2017 with respect to the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$253.2	$4.5	$257.7
Accumulated Other Comprehensive Loss, Gross	253.2	4.5	257.7
Income tax benefit	(43.3)	(0.9)	(44.2)
Portion allocated to Revlon Holdings	(0.9)	(0.2)	(1.1)
Accumulated Other Comprehensive Loss, Net	$209.0	$3.4	$212.4
The total actuarial losses and prior service costs with respect to the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2017 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2018, is $9.0 million and $0.4 million, respectively.
Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2017	2016	2017	2016
Discount rate	3.47%	3.92%	2.19%	2.66%
Rate of future compensation increases	3.50%	3.50%	1.75%	2.20%
The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans			International Plans
	2017	2016	2015	2017	2016	2015
Discount rate	3.92%	4.15%	3.89%	2.24%	3.68%	3.74%
Expected long-term return on plan assets	6.50%	7.00%	7.50%	4.81%	6.00%	6.00%
Rate of future compensation increases	3.50%	3.50%	3.50%	2.01%	2.22%	2.33%
Effective December 31, 2015, the Company adopted the "full yield curve" method as an alternative approach to calculating the service and interest components of net periodic benefit cost for the Company's pension and other post-retirement benefits. Under the "full yield curve" method, the discount rate assumption was built through the application of specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each of the Company's pension and other post-retirement plans. Prior to December 31, 2015, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The change did not affect the measurement of the Company's total projected benefit obligations, as the change in service and interest costs was exactly offset in the actuarial loss (gain) recognized for each year. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The change to the "full yield curve" method was accounted for as a change in accounting estimate that was inseparable from a change in accounting principle, and accordingly, was accounted for prospectively.
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 6.5% and 4.81% weighted-average long-term rate of return on plan assets assumption during 2017 for the

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

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
Investment Policy:
The Investment Committee for the Company's U.S. pension plans (the "Investment Committee") has adopted (and revises from time-to-time) an investment policy for the Company's U.S. pension plans with the objective of realizing a long-term rate of return on pension plan assets that meets or exceeds, over time, the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. In connection with this objective, the Investment Committee retains a professional investment advisor who recommends investment managers that invest plan assets in the following asset classes: common and preferred stock, mutual funds, fixed income securities, common and collective funds, hedge funds, group annuity contracts and cash and other investments. The Company’s International plans follow a similar methodology in conjunction with local actuarial consultants and asset managers.
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
The Company’s U.S. and International pension plans have target asset allocation ranges that are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time-to-time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class in effect for 2017 were as follows:

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 20%	—
Common and collective funds	30% - 50%	100%
Hedge funds	5% - 15%	—
Cash and other investments	0% - 10%	—

Fair Value of Pension Plan Assets:
The following table presents information on the fair value of the Company's U.S. and International pension plan assets at December 31, 2017 and 2016:

	U.S. Plans		International Plans
	2017	2016	2017	2016
Fair value of plan assets	$413.6	$400.5	$83.6	$63.5

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

•
Mutual funds: The fair values of investments included in the mutual funds asset class are determined using net asset value ("NAV") provided by the applicable fund administrators. The NAV is based on the closing price reported on the major market where the individual securities within the mutual fund are traded. The Company classifies mutual fund investments within Level 1 of the fair value hierarchy.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the Company's U.S. and International pension plan assets at December 31, 2017 by asset category were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$18.3	$18.3	$—	$—
Mutual Funds(a):
Corporate bonds	17.7	17.7	—	—
Government bonds	8.4	8.4	—	—
U.S. large cap equity	0.1	0.1	—	—
International equities	3.8	3.8	—	—
Emerging markets international equity	7.4	7.4	—	—
Other	4.5	4.5	—	—
Fixed Income Securities:
Corporate bonds	46.7	—	46.7	—
Government bonds	15.4	—	15.4	—
Common and Collective Funds(a):
Corporate bonds	51.5	42.3	9.2	—
Government bonds	55.3	44.1	11.2	—
U.S. large cap equity	78.6	68.7	9.9	—
U.S. small/mid cap equity	16.1	16.1	—	—
International equities	77.9	42.8	35.1	—
Emerging markets international equity	18.9	12.8	6.1	—
Cash and cash equivalents	13.0	13.0	—	—
Other	6.6	1.8	4.8	—
Hedge Funds(a):
Corporate bonds	10.3	—	10.3	—
Government bonds	0.7	—	0.7	—
U.S. large cap equity	1.2	—	1.2	—
Cash and cash equivalents	3.3	3.3	—	—
Other (b)	33.3	—	33.3	—
Group Annuity Contract	—	—	—	—
Cash and cash equivalents	8.2	8.2	—	—
Fair value of plan assets at December 31, 2017	$497.2	$313.3	$183.9	$—

(a)
The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds and other investment classes), while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

(b)	Comprised of investments in equities, fixed income instruments, currencies, derivatives and/or commodities.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the Company's U.S. and International pension plan assets at December 31, 2016 by asset category were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common and Preferred Stock:
U.S. small/mid cap equity	$15.5	$15.5	$—	$—
Mutual Funds(a):
Corporate bonds	14.3	14.3	—	—
Government bonds	11.9	11.9	—	—
U.S. large cap equity	0.1	0.1	—	—
International equities	3.9	3.9	—	—
Emerging markets international equity	6.3	6.3	—	—
Other	3.0	3.0	—	—
Fixed Income Securities:
Corporate bonds	41.0	—	41.0	—
Government bonds	13.9	—	13.9	—
Common and Collective Funds(a):
Corporate bonds	56.0	54.3	1.7	—
Government bonds	68.4	57.0	11.4	—
U.S. large cap equity	68.8	67.5	1.3	—
U.S. small/mid cap equity	20.0	20.0	—	—
International equities	67.0	34.9	32.1	—
Emerging markets international equity	15.3	9.4	5.9	—
Cash and cash equivalents	4.8	4.8	—	—
Other	(7.2)	(10.3)	3.1	—
Hedge Funds(a):
Corporate bonds	4.5	—	4.5	—
Government bonds	6.5	—	6.5	—
U.S. large cap equity	2.1	—	2.1	—
Cash and cash equivalents	2.4	—	2.4	—
Other(b)	31.9	—	31.9	—
Group Annuity Contract	3.0	—	3.0	—
Cash and cash equivalents	10.6	10.6	—	—
Fair value of plan assets at December 31, 2016	$464.0	$303.2	$160.8	$—

(a)
The investments in mutual funds, common and collective funds and hedge funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds and other investment classes), while the fair value hierarchy levels of the investments are based on the Company’s direct ownership unit of account.

(b)	Comprised of investments in equities, fixed income instruments, currencies, derivatives and/or commodities.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

There were no transfers into or out of Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2017 or 2016.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During 2017, $7.6 million and $0.9 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2018, the Company expects to contribute approximately $10 million in the aggregate to its pension and other post-retirement benefit plans.
Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2018	$46.9	$1.2
2019	43.6	1.2
2020	45.3	1.2
2021	42.7	1.2
2022	43.0	1.2
Years 2023 to 2027	202.6	5.1

15. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 3.4 million shares available as of December 31, 2017 for grant as stock options, stock appreciation rights, restricted or unrestricted stock and/or restricted stock units. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.
Stock options:
Non-qualified stock options granted under the Stock Plan, if granted, are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2017, 2016 and 2015, there were no options exercisable under the Stock Plan and there was no stock option activity for 2017, 2016 and 2015.
Restricted stock awards and restricted stock units:
The Stock Plan allows for awards of restricted stock and restricted stock units to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 2 years to 5 years. The Company granted 853,111 shares of restricted stock to certain executives in during 2017, which vest over a range of 2 years to 5 years, with the first tranche of such grants having vested in April 2017. The Company granted 125,540 shares of restricted stock to certain executives in 2016, which vest over a range of 3 years to 4 years, with the first tranche having vested in March 2016. The Company granted 220,635 shares of restricted stock to certain executives in 2015, which vest over a range of 4 years to 5 years, with the first tranche of such grants having vested in March 2016.
Pursuant to the Company’s employment agreement with Mr. Fabian Garcia, the Company’s President and Chief Executive Officer, on April 15, 2017 (the "Garcia Grant Date"), Revlon granted to Mr. Garcia 270,489 restricted shares of Revlon Class A Common Stock (the "Garcia Restricted Stock Grant"), being the number of shares equal to $10 million divided by the $36.97 NYSE closing price of Revlon Class A Common Stock on the April 15, 2016 commencement date of his employment (the "Garcia Effective Date"). One-fifth of the Garcia Restricted Stock Grant vested on the Garcia Grant Date (provided that the Company withheld 30,197 shares for the payment of withholding taxes due upon such vesting event pursuant to the terms of the Stock Plan).

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Pursuant to the terms of his separation agreement, dated January 29, 2018, the remaining four-fifths of the Garcia Restricted Stock Grant will vest in full during March 2018. See Note 24, "Subsequent Events" for more information.
Pursuant to the Company's employment agreement with Mr. Christopher Peterson, the Company's Chief Operating Officer, Operations & Principal Financial Officer, on April 17, 2017 (the "Peterson Grant Date"), Revlon granted Mr. Peterson 192,307 restricted shares of Revlon Class A Common Stock (the "Peterson Restricted Stock Grant"), being the number of shares equal to $5,000,000 divided by the $26.00 NYSE closing price of Revlon Class A Common Stock on the April 17, 2017 commencement date of his employment (the "Peterson Effective Date"). One-fifth of the Restricted Stock Grant will vest on each of the first 5 anniversaries of the Peterson Effective Date, so long as Mr. Peterson remains employed with the Company on each applicable vesting date, subject to certain earlier payment or vesting provisions.
A summary of the restricted stock and restricted stock unit activity for each of 2017, 2016 and 2015 is presented in the following table:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	773.4	$30.37
Granted	220.6	29.46
Vested(a)	(171.7)	29.09
Forfeited	(57.5)	30.44
Outstanding at December 31, 2015	764.8	30.39
Granted	125.5	31.86
Vested(a)	(221.7)	29.51
Forfeited	(257.6)	31.05
Outstanding at December 31, 2016(b)	411.0	30.78
Granted	853.1	30.94
Vested(a)	(216.0)	32.63
Forfeited	(253.1)	32.60
Outstanding at December 31, 2017	795.0	29.87

(a)
Of the amounts vested during 2017, 2016 and 2015, 89,620, 92,092 and 82,740, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market. (See discussion under "Treasury Stock" in Note 18, "Stockholders' Deficiency").

The Company recognizes non-cash compensation expense related to restricted stock awards and restricted stock units under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense related to restricted stock awards under the Stock Plan of $6.8 million, $6.4 million and $5.1 million during 2017, 2016 and 2015, respectively. The total fair value of restricted stock and restricted stock units that vested during 2017 and 2016 was $7 million and $6.5 million, respectively. The deferred stock-based compensation related to restricted stock awards was $19.4 million at December 31, 2017 and will be amortized ratably to compensation expense over a weighted-average remaining vesting period of 3.25 years.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. INCOME TAXES
The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
(Loss) income from continuing operations before income taxes:
United States	$(190.7)	$4.2	$114.4
Foreign	27.2	4.3	(3.7)
	$(163.5)	$8.5	$110.7
Provision for income taxes:
United States federal	$7.0	$7.6	$37.7
State and local	9.0	2.3	16.9
Foreign	5.8	15.6	(3.2)
	$21.8	$25.5	$51.4
Current:
United States federal	$(20.2)	$9.0	$(2.7)
State and local	1.9	2.5	4.1
Foreign	17.5	20.2	21.7
	(0.8)	31.7	23.1
Deferred:
United States federal	$27.2	$(1.4)	$40.4
State and local	7.1	(0.2)	12.8
Foreign	(11.7)	(4.6)	(24.9)
	$22.6	$(6.2)	$28.3
Total provision for income taxes	$21.8	$25.5	$51.4
The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income a benefit of $1.6 million and $1.0 million during 2017 and 2015, respectively, and an expense of $0.3 million during 2016 in accrued interest and penalties.
The Company has not provided for U.S. federal income taxes and foreign withholding taxes on $353.7 million of foreign subsidiaries' cumulative undistributed earnings as of December 31, 2017 because such earnings are intended to be indefinitely reinvested overseas. If these foreign earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in a future period, additional tax provisions may be required. Due to the complexities in the tax laws, including the implications of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which is discussed below, and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required on account of these foreign undistributed earnings.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2017	2016	2015
Computed income tax (benefit) expense	$(57.2)	$3.0	$38.8
State and local taxes, net of U.S. federal income tax benefit	6.1	1.8	11.1
Foreign and U.S. tax effects attributable to operations outside the U.S.	(6.5)	3.1	13.6
Net establishment (release) of valuation allowance	(1.2)	2.0	(15.5)
Foreign dividends and earnings taxable in the U.S.	1.8	1.7	3.2
Impairment for which there is no tax benefit	0.4	8.9	—
Tax effect of basis reclassification	23.7	—	—
Impact of the Tax Act (a)	47.9	—	—
Other	6.8	5.0	0.2
Total provision for income taxes	$21.8	$25.5	$51.4
(a) Refer to the discussion that follows.

On December 22, 2017, with the enactment of the Tax Act, the U.S. government enacted comprehensive tax reform that makes broad and complex changes to the U.S. tax code affecting the Company’s fiscal year ended December 31, 2017, by, among other things:

•	reducing the U.S. federal corporate tax rate;

•	requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and

•	imposing a new limitation on the deductibility of interest.

The impact of those changes to the Company's December 31, 2017 fiscal year is estimated to be a non-cash expense of $47.9 million.

The Tax Act also establishes other new tax laws that could affect the Company in future years, including, but not limited to:

•	a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries;

•	a new provision designed to tax global intangible low-taxed income ("GILTI");

•	increased limitations on the deductibility of certain executive compensation; and

•	changes to net operating loss carryforward periods and annual utilization.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides that companies are required to complete their accounting under ASC 740, “Income Taxes” ("ASC 740") over a measurement period that should not extend beyond one year from the Tax Act enactment date. In accordance with SAB 118, companies must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete in its financial statements for the fiscal period ended December 31, 2017. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete at the time such financial statements are filed, but it is able to determine a reasonable estimate for the income tax effects of the Tax Act, it must record a provisional estimate of such effects in its financial statements for the fiscal period ended December 31, 2017. If a company cannot determine a provisional estimate to be included in its financial statements for the fiscal period ended December 31, 2017, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons that are discussed in greater detail below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. The Company recorded provisional adjustments in cases where the Company was able to make reasonable estimates of the effects of elements of the Tax Act for which its analysis is not yet complete. The Company has not recorded any adjustments for elements of the Tax Act for which the Company was not yet able to make reasonable estimates of the impact of those elements, and has continued accounting for such elements in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company's accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments of $47.9 million, which reflect the Company's initial estimate of the following impacts of the Tax Act:

Reduction of U.S. federal corporate tax rate: As a result of enactment of the Tax Act, the Company reduced the carrying value of its federal deferred tax assets to reflect reduction from 35% to 21% in the federal tax rate applicable for future periods. This resulted in a one-time, non-cash charge of $47.9 million, with $30.3 million relating to deferred balances carried as of January 1, 2017 and the remaining $17.6 million related to the deferred activity in the year ended December 31, 2017.

Transition Tax: The Company has estimated that is has a net deficit in its non-U.S. earnings subject to the transition tax, so the Company does not have a liability for this tax. As such, no provision was recorded for the transition tax.

Limitation on the deductibility of interest: Starting in 2018, the Tax Act limits the Company's deduction for interest to:

•	interest income plus 30% of taxable income before interest, tax, depreciation and amortization for years through 2021; and
•interest income plus 30% of taxable income before interest and taxes for years 2022 and thereafter.

Any reduction in deductible interest in any year can be carried forward indefinitely and added to the potential interest deduction in subsequent years. While the Company's deduction for interest expense may be limited in future periods, the Company has estimated that this has no impact on its deferred assets and liability balances as of December 31, 2017. In assessing the Company's need for a valuation allowance as of December 31, 2017, the Company did account for the reduced interest deduction in future periods when the Company scheduled the utilization of deferred assets in future periods.

While the Company has been able to come to an estimate for the above items, amounts included in the tax expense and the associated balance sheet accounts (and related disclosures) are provisional and are subject to modification within the period provided for in SAB 118.

The Company's accounting for the following elements of the Tax Act is incomplete, and the Company was not able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded for the following elements:

Accounting Principles Board ("APB") 23 Indefinite Reinvestment Assertion: The Company is in the process of assessing the impact of the Tax Act on its indefinite reinvestment assertion and any associated impact on its financial statements. This assessment includes, but is not limited to, assessing how the Tax Act will impact the consequence of indefinitely reinvesting the Company's foreign earnings and evaluating how the Company having no liability for the transition tax will impact the taxability of future repatriations. Therefore, no adjustments have been made in the Company's financial statements with respect to its indefinite reinvestment assertion.

GILTI: The Tax Act creates a new requirement that certain income earned by controlled foreign corporations ("CFC") must be included currently in the gross income of the CFC's U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of: (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder; over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company will not be subject to the GILTI provisions until 2018.

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the Company's current structure and estimated future results of global operations, but also on the Company’s intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to the GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI, or to include the tax impact in the year it arises.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Executive Compensation Limitation: The Tax Act expands the definition under Section 162(m) of the Internal Revenue Code (“Section 162(m)”) of covered employee and provides that the status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation, subject to certain transitional "grandfathering" provisions. The Tax Act's transitional guidance allows certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the Tax Act. The Company is in the process of gathering information on existing compensation arrangements for covered employees, as well as assessing the impact of transitional guidance on the realizability of existing deferred tax assets related to compensation arrangements of its covered employees. As a result, the Company has not made any adjustments related to impacts of the new executive compensation limitations in its financial statements.

Net Operating Loss Carryforward rules: The Company has $519.3 million of federal net operating loss carryforwards as of December 31, 2017. These carryforwards have a life of up to 20 years and can be used to reduce the Company's federal taxable income to zero, potentially eliminating any federal income tax liability for the periods in which they are used. If the Company was to incur a federal net operating loss in 2018 or a subsequent year, such losses would have an unlimited carryforward period, but they would only be available to offset 80% of the taxable income of the Company in any given year.

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities at December 31, 2017 and 2016 were comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Inventories	$21.2	$30.9
Net operating loss carryforwards - U.S.	161.0	140.4
Net operating loss carryforwards - foreign	47.0	50.5
Employee benefits	54.5	91.7
Sales-related reserves	19.1	23.9
Foreign currency translation adjustment	10.3	9.9
Other	67.6	89.4
Total gross deferred tax assets	380.7	436.7
Less valuation allowance	(90.7)	(81.4)
Total deferred tax assets, net of valuation allowance	290.0	355.3
Deferred tax liabilities:
Plant, equipment and other assets	(21.7)	(26.0)
Intangibles	(95.0)	(132.4)
Other	(36.0)	(57.6)
Total gross deferred tax liabilities	(152.7)	(216.0)
Net deferred tax assets	$137.3	$139.3
In assessing the recoverability of its deferred tax assets, management regularly considers whether for some portion or all of the deferred tax assets it was more likely than not that a benefit will not be realized for these assets. The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences may become deductible. In assessing the need for a valuation allowance, management evaluates the available pertinent positive and negative evidence, such as the Company's history of earnings, the scheduled reversal of deferred tax assets and liabilities, projected earnings, and income and available tax planning strategies.
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it was more likely than not that a benefit will not be realized. At December 31, 2017, the deferred tax valuation allowance primarily represented amounts for foreign jurisdictions where, as of the end of 2017, the Company had a three-year cumulative loss, and for certain U.S. jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance increased by $9.3 million and $34.3 million during 2017 and 2016, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The increase in the deferred tax valuation allowance during 2017 was primarily associated with state tax loss carryforwards for which the Company has determined it is more likely than not that it will not receive a benefit. The increase in the deferred tax valuation allowance during 2016 was primarily associated with deferred taxes added as a result of the Elizabeth Arden Acquisition, the majority of which were established through purchase accounting.
As of December 31, 2017, the Company has domestic (federal) and foreign net operating loss carryforwards of $727.9 million, of which $208.6 million are foreign and $519.3 million are domestic (federal). These losses expire in future years as follows: 2018- $0.1 million; 2019- $1.2 million; 2020- $1.0 million; 2021 and beyond- $533.4 million; and unlimited- $192.2 million. The Company also has state net operating loss carryforwards that expire between 2018 and 2036. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2017, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities that had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including, without limitation: Spain for the tax years ended December 31, 2007 and forward; the U.S. (federal) for the tax years ended June 30, 2010 and forward; Canada for the tax years ended December 31, 2010 and forward; Australia for the tax years ended December 31, 2013 and forward; Switzerland for the tax years ended June 30, 2014 and forward; and South Africa and the U.K. for the tax years ended December 31, 2014 and forward.
At December 31, 2017 and 2016, the Company had unrecognized tax benefits of $84.9 million and $93.3 million, respectively, including $9 million and $10.6 million, respectively, of accrued interest and penalties. Of the $84.9 million of unrecognized tax benefits as of December 31, 2017, $48.4 million would affect the Company's effective tax rate, if recognized, and the remaining $36.5 million would affect the Company's deferred tax accounts. A reconciliation of the beginning and ending amounts of the unrecognized tax benefits is provided in the following table:

	Tax	Interest and Penalties	Total
Balance at January 1, 2016	$54.7	$10.3	$65.0
Increase based on tax positions taken in a prior year	24.4	1.5	25.9
Decrease based on tax positions taken in a prior year	(1.2)	(0.1)	(1.3)
Increase based on tax positions taken in the current year	9.1	0.2	9.3
Decrease resulting from the lapse of statutes of limitations	(4.3)	(1.3)	(5.6)
Balance at December 31, 2016	82.7	10.6	93.3
Increase based on tax positions taken in a prior year	9.1	1.5	10.6
Decrease based on tax positions taken in a prior year (a)	(19.6)	(1.5)	(21.1)
Increase based on tax positions taken in the current year	11.0	0.2	11.2
Decrease resulting from the lapse of statutes of limitations	(7.3)	(1.8)	(9.1)
Balance at December 31, 2017	$75.9	$9.0	$84.9

(a)	Includes a provisional amount for the expected impact of the Tax Act on the Company’s unrecognized tax benefits.
In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2018 will decrease by approximately $6.4 million due to the resolution of audits and the expiration of statutes of limitation.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 22, "Related Party Transactions - Tax Sharing Agreements"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the "MacAndrews & Forbes Group") for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 22, "Related Party Transactions - Transfer Agreements"), Revlon, Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Incorporated entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon's and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Incorporated. During such period, Revlon and Products Corporation were also included in certain state

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

and local tax returns of MacAndrews & Forbes Incorporated or its subsidiaries. Revlon and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.
MacAndrews & Forbes’ current ownership does not require the Company to file a U.S. federal consolidated tax return with them. However, in certain U.S. states and in certain foreign jurisdictions the Company is required to file consolidated, combined, unitary or similar returns. The liability for these state and local liabilities is also governed by the MacAndrews & Forbes Tax Sharing Agreement. The Company accounts for its tax liabilities in these jurisdictions as if it were a separate filer, and the Company's tax accounts are presented as if it were a separate filer. During 2017, the Company's cash tax payments included $2.8 million of payments made to MacAndrews & Forbes in connection with these filings, and the Company's ending tax liability, which is a component of other current liabilities, included $0.9 million related to future payments to be made to MacAndrews & Forbes in connection with these filings.
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
There were no federal tax payments or payments in lieu of taxes from Revlon to Revlon Holdings pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2017 or 2016 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2018. During 2017, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2017 or 2016. During 2016, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2016 or 2015. The Company expects that there will be no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement during 2018 with respect to 2017.
Pursuant to the asset transfer agreement referred to in Note 22, "Related Party Transactions - Transfer Agreements," Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
A roll-forward of the Company's accumulated other comprehensive loss is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(5.4)	$(235.6)	$(2.2)	$(0.3)	$(243.2)
Currency translation adjustment, net of tax of $5.1 million	(18.1)	—	—	—	(18.1)
Amortization of pension related costs, net of tax of $(1.3) million(a)	—	7.2	—	—	7.2
Pension re-measurement, net of tax of $3.3 million	—	(6.9)	—	—	(6.9)
Settlement of certain pension liabilities, net of tax of $(3.7) million(b)	—	17.3	—	—	17.3
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax of $1.0 million(c)	—	—	(1.6)	—	(1.6)
Other comprehensive (loss) income	$(18.1)	$17.6	$(1.6)	$—	$(2.1)
Balance at December 31, 2015	$(23.5)	$(217.7)	$(3.8)	$(0.3)	$(245.3)
Currency translation adjustment, net of tax of $(1.1) million	(0.5)	—	—	—	(0.5)
Amortization of pension related costs, net of tax of $(1.3) million(a)	—	7.6	—	—	7.6
Pension re-measurement, net of tax of $4.1 million	—	(14.3)	—	—	(14.3)
Revaluation of derivative financial instrument, net of amounts reclassified into earnings and tax of $(0.5) million(b)	—	—	0.8	—	0.8
Other comprehensive (loss) income	$(0.5)	$(6.7)	$0.8	$—	$(6.4)
Balance at December 31, 2016	$(24.0)	$(224.4)	$(3.0)	$(0.3)	$(251.7)
Currency translation adjustment, net of tax of $0.4 million	9.0	—	—	—	9.0
Amortization of pension related costs, net of tax of $(1.6) million(a)	—	8.1	—	—	8.1
Pension re-measurement, net of tax of $0.3 million	—	1.8	—	—	1.8
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $1.4 million(c)	—	—	2.3	—	2.3
Curtailment gain, net of tax of $(0.3) million(d)	—	2.1	—	—	2.1
Other comprehensive income	$9.0	$12.0	$2.3	$—	$23.3
Balance at December 31, 2017	$(15.0)	$(212.4)	$(0.7)	$(0.3)	$(228.4)

(a)
Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 14, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.

(b)
Represents the after-tax effective portion of the changes in fair value of the Company’s 2013 Interest Rate Swap, net of amounts reclassified into earnings during 2016 and 2015. See Note 13, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(c)	See Note 10, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.

(d)	As a result of the Elizabeth Arden Acquisition, the Company recognized $2.1 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden.
As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap prior to the De-designation Date. Following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during 2017 and 2016:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2015	$(3.8)
Reclassifications into earnings (net of $1.6 million tax expense)(a)	2.7
Change in fair value (net of $1.1 million tax benefit)	(1.9)
Ending accumulated losses at December 31, 2016	$(3.0)
Reclassifications into earnings (net of $1.4 million tax benefit)(a)	2.3
Ending accumulated losses at December 31, 2017	$(0.7)

(a)	Reclassified to interest expense.

18. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is presented in the following table:

	Class A Common Stock	Treasury Stock
Balance, January 1, 2015	53,925,029	777,181
Restricted stock grants	220,635	—
Restricted stock forfeitures	(57,490)	—
Withholding of restricted stock to satisfy taxes	—	82,740
Balance, December 31, 2015	54,088,174	859,921
Restricted stock grants	125,540	—
Restricted stock forfeitures	(257,641)	—
Withholding of restricted stock to satisfy taxes	—	92,092
Treasury stock repurchased	—	72,895
Balance, December 31, 2016	53,956,073	1,024,908
Restricted stock grants	853,111	—
Restricted stock forfeitures	(253,084)	—
Withholding of restricted stock to satisfy taxes	—	89,620
Balance, December 31, 2017	54,556,100	1,114,528

Common Stock
As of December 31, 2017, Revlon's authorized common stock consisted of 900 million shares of Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"), and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").
As of December 31, 2017, MacAndrews & Forbes beneficially owned approximately 85% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding.
Treasury Stock
Pursuant to the share withholding provisions of the Stock Plan, during 2017 the Company withheld a total of 89,620 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $27.67 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $2.5 million. During 2016 the Company withheld a total of 92,092 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $34.83 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $3.2 million.
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

19. SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Principal Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Principal Executive Officer. As of December 31, 2017, and since the Elizabeth Arden Acquisition Date, the Elizabeth Arden organization has continued to operate and be evaluated on a stand-alone basis.
At December 31, 2017, the Company’s operations are organized into the following reportable segments:

•
Consumer - The Company’s Consumer segment is comprised of products that are marketed, distributed and sold in large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon, Almay, SinfulColors and Pure Ice in cosmetics; Revlon ColorSilk in women’s hair color; Revlon in beauty tools; and Mitchum in anti-perspirant deodorants. The Consumer segment also includes a skin care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are sold in large volume retailers and other retailers, primarily in Spain, as well as Cutex nail care products.

•
Elizabeth Arden - The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics to prestige retailers, the mass retail channel, specialty stores, perfumeries, department stores, boutiques, e-commerce, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and ElizabethArden.com e-commerce business under brands such as Skin Illuminating, SUPERSTART, Prevage, Eight Hour, Elizabeth Arden Ceramide and Visible Difference in the Elizabeth Arden skin care brands; Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD in Elizabeth Arden fragrances; Juicy Couture, John Varvatos, All Saints, La Perla and Wildfox in designer fragrances; and Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Shawn Mendes, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, PS Fine Cologne for Men, White Shoulders and Jennifer Aniston in heritage fragrances.

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
The accounting policies for each of the reportable segments are the same as those described in Note 1, "Description of Business and Summary of Significant Accounting Policies." The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Segment Net Sales:
Consumer	$1,288.5	$1,389.8	$1,414.8
Elizabeth Arden	952.5	441.4	—
Professional	432.2	476.5	471.1
Other	20.5	26.3	28.4
Total	$2,693.7	$2,334.0	$1,914.3

Segment Profit:
Consumer	$239.6	$349.2	$360.2
Elizabeth Arden	114.2	68.2	—
Professional	54.9	99.4	103.9
Other	(3.7)	(2.7)	1.4
Total	$405.0	$514.1	$465.5

Reconciliation:
Segment Profit	$405.0	$514.1	$465.5
Less:
Unallocated corporate expenses	146.2	98.8	88.0
Depreciation and amortization	155.8	123.2	103.2
Non-cash stock compensation expense	6.8	6.4	5.1
Non-Operating items:
Restructuring and related charges	34.5	36.8	11.6
Acquisition and integration costs	52.9	43.2	8.0
Elizabeth Arden 2016 Business Transformation Program	1.1	2.6	—
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	17.2	20.7	—
Inventory purchase accounting adjustment, cost of sales	—	0.2	0.9
Pension lump-sum settlement	—	—	20.7
Impairment charge	10.8	23.4	9.7
Deferred compensation	2.0	3.5	2.5
Operating (loss) income	(22.3)	155.3	215.8
Less:
Interest Expense	149.8	105.2	83.3
Amortization of debt issuance costs	9.1	6.8	5.7
Loss on early extinguishment of debt	—	16.9	—
Foreign currency (gains) losses, net	(18.5)	18.5	15.7
Miscellaneous, net	0.8	(0.6)	0.4
(Loss) income from continuing operations before income taxes	$(163.5)	$8.5	$110.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2017, after giving effect to the Elizabeth Arden Acquisition, the Company had operations established in 27 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 16%, 17% and 18% of the Company’s worldwide net sales in 2017, 2016 and 2015, respectively, and such sales are primarily included within the net sales of the Consumer segment.

	Year Ended December 31,
	2017		2016		2015
Geographic area:
Net sales:
United States	$1,315.1	49%	$1,290.2	55%	$1,058.7	55%
International	1,378.6	51%	1,043.8	45%	855.6	45%
	$2,693.7		$2,334.0		$1,914.3

	December 31, 2017		December 31, 2016
Long-lived assets, net:
United States	$1,480.1	83%	$1,494.3	85%
International	295.6	17%	255.4	15%
	$1,775.7		$1,749.7

	Year Ended December 31,
	2017		2016		2015
Classes of similar products:
Net sales:
Color cosmetics	$955.3	35%	$998.3	43%	$1,022.4	53%
Fragrance	731.3	27%	408.4	17%	80.8	4%
Hair care	517.3	19%	544.3	23%	522.1	27%
Beauty care	262.4	10%	294.4	13%	277.5	15%
Skin care	227.4	8%	88.6	4%	11.5	1%
	$2,693.7		$2,334.0		$1,914.3

20. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan using the treasury stock method. At December 31, 2017, 2016, and 2015 there were no outstanding stock options under the Company's Stock Plan.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Following are the components of basic and diluted (loss) earnings per common share for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Numerator:
(Loss) income from continuing operations, net of taxes	$(185.3)	$(17.0)	$59.3
Income (loss) from discontinued operations, net of taxes	2.1	(4.9)	(3.2)
Net (loss) income	$(183.2)	$(21.9)	$56.1
Denominator:
Weighted-average common shares outstanding – Basic	52,597,582	52,504,196	52,431,193
Effect of dilutive restricted stock	—	—	160,352
Weighted-average common shares outstanding – Diluted	52,597,582	52,504,196	52,591,545
Basic (loss) earnings per common share:
Continuing operations	$(3.52)	$(0.33)	$1.13
Discontinued operations	0.04	(0.09)	(0.06)
Net (loss) income per common share	$(3.48)	$(0.42)	$1.07
Diluted (loss) earnings per common share:
Continuing operations	$(3.52)	$(0.33)	$1.13
Discontinued operations	0.04	(0.09)	(0.06)
Net (loss) income per common share	$(3.48)	$(0.42)	$1.07

Unvested restricted stock awards under the Stock Plan (a)	20,804	109,481	—
(a)     These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

21. CONTINGENCIES
Products Corporation currently leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and capital lease agreements. Rental expense was $20.1 million, $18.5 million and $18.6 million for 2017, 2016 and 2015, respectively. Minimum rental commitments under all non-cancelable leases, including those pertaining to idled facilities, are presented in the following table:

Minimum Rental Commitments	Total	2018	2019	2020	2021	2022	Thereafter
Capital leases	$2.9	$1.4	$0.9	$0.4	$0.1	$0.1	$—
Operating leases	245.4	48.0	39.3	31.3	27.1	21.1	78.6
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
As previously disclosed, following the announcement of the execution of the Elizabeth Arden Merger Agreement, several putative shareholder class action lawsuits and a derivative lawsuit were filed challenging the Merger. In addition to the complaints filed on behalf of plaintiffs Parker, Christiansen, Ross and Stein on July 25, 2016, a lawsuit (Hutson v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013566) (referred to as the "Hutson complaint") was filed in the Seventeenth Judicial Circuit in and for Broward County, Florida (the "Court") against Elizabeth Arden, the members of the board of directors of Elizabeth Arden, Revlon, Products Corporation and Acquisition Sub. In general, the Hutson complaint alleges that: (i) the members of Elizabeth Arden’s board of directors breached their fiduciary duties to Elizabeth Arden’s shareholders with respect to the Merger, by, among other things, approving the Merger pursuant to an unfair process and at an inadequate and unfair price; and (ii) Revlon, Products Corporation and Acquisition Sub aided and abetted the breaches of fiduciary duty by the members of Elizabeth Arden’s board of directors. The plaintiff seeks relief similar to that sought in the Parker case.
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016, a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. Class counsel advised that post-consummation of the Merger they were going to file a Second Consolidated Amended Class Action Complaint. The Second Consolidated Amended Class Action Complaint (which superseded the Consolidated Amended Class Action Complaint) was ultimately filed on or about January 26, 2017. Like the Consolidated Amended Class Action complaint, the grounds for relief set forth in the Second Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints.
The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and on November 20, 2017, the defendants’ motion was granted and the case was dismissed, with leave to amend under limited circumstances. On December 8, 2017, plaintiffs filed a Third Amended Complaint, seeking relief on the same grounds sought in the First and Second Amended Complaints, but alleged as direct, as opposed to derivative, claims. On January 12, 2018, the defendants once again moved to dismiss. The Company anticipates briefing, followed by a hearing that is expected to occur in the next few months. The Company believes the allegations contained in the Third Consolidated Amended Class Action Complaint are without merit and intends to continue to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
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

22. RELATED PARTY TRANSACTIONS
As of December 31, 2017, MacAndrews & Forbes beneficially owned approximately 85% of Revlon's Class A Common Stock representing approximately 85% of Revlon’s outstanding shares of voting capital stock. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is wholly-owned by Ronald O. Perelman, Chairman of Revlon’s Board of Directors.
Transfer Agreements
In June 1992, Revlon and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, in June 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted retailers considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon and Products Corporation against losses arising from the Excluded Liabilities, and Revlon and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.3 million, $0.5 million and $0.3 million for 2017, 2016 and 2015, respectively. A payable balance of $0.2 million and nil to MacAndrews & Forbes was included within accrued expenses and other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements at December 31, 2017 and 2016, respectively.
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements.
The net activity related to services purchased under the Reimbursement Agreements during each 2017, 2016 and 2015 was $3.8 million, $1.5 million and $2.1 million, respectively, which primarily included partial payments made by the Company to MacAndrews & Forbes during the first quarter of 2017, 2016 and 2015 for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2012 through January 31, 2017 (which insurance coverage was renewed in January 2017 through January 2020). As of December 31, 2017 and December 31, 2016, a payable balance of $0.3 million and $0.2 million, respectively, to MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.
Tax Sharing Agreements
As a result of a debt-for-equity exchange transaction completed in March 2004 (the "2004 Revlon Exchange Transactions"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 16, "Income Taxes," for further discussion on these agreements and related transactions in 2017, 2016 and 2015.
Registration Rights Agreement
Prior to the consummation of Revlon's initial public equity offering in February 1996, Revlon and Revlon Worldwide Corporation (which subsequently merged into REV Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of MacAndrews & Forbes ("REV Holdings")), the then direct parent of Revlon entered into a registration rights agreement (the "Registration Rights Agreement"). In February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon's Common Stock held by REV Holdings (the "Holders") had the right to require Revlon to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including, without limitation, the shares of Class A Common Stock purchased by MacAndrews & Forbes in connection with Revlon's 2003 $50.0 million equity rights offering and the shares of Class A Common Stock which were issued to REV Holdings upon its conversion of all 3,125,000 shares of its Class B Common Stock in October 2013 (a "Demand Registration"). In connection with closing the 2004 Revlon Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Class A Common Stock acquired by MacAndrews & Forbes in connection with Revlon’s March 2006 $110 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes, and Revlon’s January 2007 $100 million rights offering of shares of its Class A Common Stock and related private placement to MacAndrews & Forbes. Pursuant to the Registration Rights Agreement, in 2009 Revlon registered under the Securities Act all 9,336,905 shares of Class A Common Stock issued to MacAndrews & Forbes in the 2009 Exchange Offer, in which, among other things, Revlon issued to MacAndrews & Forbes shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the then-outstanding Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon.

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
Certain of Products Corporation’s debt obligations, including the 2016 Credit Agreements and Products Corporation's Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the 2016 Credit Agreements, guarantees from Revlon. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 11, "Long Term Debt," for a discussion of the terms of the 2016 Credit Agreements and Senior Notes.
Effective January 28, 2018, the Board of Directors elected Debra G. Perelman as Chief Operating Officer of the Company, overseeing certain aspects of the Company's marketing, sales and research & development functions. See Part II, Item 9B, Other Information, in this Form 10-K for a description of Ms. Perelman’s employment terms. Ms. Perelman is the daughter of Ronald O. Perelman, the Chairman of the Company's Board of Directors. Ms. Perelman's former position as EVP Strategy, Digital Content and New Business Development of the Company, which began in December 2017, was carried out pursuant to a secondment arrangement between the Company and M&F, pursuant to which her compensation and benefits were paid directly by M&F and not by the Company, except that the Company was responsible for applicable business and travel expenses incurred by Ms. Perelman.
During 2017 and 2016, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $27.5 million and $40.9 million of coupon redemptions for the Company's retail customers for 2017 and 2016, respectively, for which the Company paid fees of approximately $0.2 million and $0.4 million in 2017 and 2016, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to $0.5 million and less than $0.1 million in 2017 and 2016, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for 2017 and 2016:

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$594.9	$645.7	$666.5	$786.6
Gross profit	329.8	377.5	376.2	458.9
Loss from continuing operations, net of taxes(a)	(37.7)	(37.1)	(32.8)	(77.7)
Income from discontinued operations, net of taxes(c)	0.3	0.6	0.4	0.8
Net loss(a)(c)	(37.4)	(36.5)	(32.4)	(76.9)

*Basic (loss) income per common share(a)(c):
Continuing operations	$(0.72)	$(0.70)	$(0.62)	$(1.48)
Discontinued operations	0.01	—	0.01	0.02
Net (loss) income per common share	$(0.71)	$(0.70)	$(0.61)	$(1.46)

*Diluted (loss) income per common share(a)(c):
Continuing operations	$(0.72)	$(0.70)	$(0.62)	$(1.48)
Discontinued operations	0.01	—	0.01	0.02
Net (loss) income per common share	$(0.71)	$(0.70)	$(0.61)	$(1.46)

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$439.6	$488.9	$604.8	$800.7
Gross profit	285.7	317.4	361.4	452.4
(Loss) Income from continuing operations, net of taxes(b)	10.6	10.8	(4.5)	(33.9)
(Loss) from discontinued operations, net of taxes(c)	0.4	(2.5)	(0.2)	(2.6)
Net (loss) income(b)(c)	11.0	8.3	(4.7)	(36.5)

*Basic (loss) income per common share(b)(c):
Continuing operations	$0.20	$0.21	$(0.09)	$(0.65)
Discontinued operations	0.01	(0.05)	—	(0.05)
Net (loss) income per common share	$0.21	$0.16	$(0.09)	$(0.70)

*Diluted (loss) income per common share(b)(c):
Continuing operations	$0.20	$0.21	$(0.09)	$(0.65)
Discontinued operations	0.01	(0.05)	—	(0.05)
Net (loss) income per common share	$0.21	$0.16	$(0.09)	$(0.70)

(*)
The sum of the quarterly earnings per share amounts may not equal the full year amount reported since per share amounts are computed independently for each quarter and for the full year based upon the respective weighted average common shares outstanding and other dilutive potential common shares for each respective period.

(a)
Loss from continuing operations, net loss and basic and diluted net loss per share for the fourth quarter of 2017 were impacted by: (i) a $59.6 million provision for income taxes, primarily due to the impact of the Tax Act (See Note 16, "Income Taxes" for more information); (ii) $22.1 million of restructuring charges, primarily related to the EA Integration Restructuring Program (See Note 3, "Restructuring Charges" for more information); and (iii) $12.7 million of acquisition and integration costs primarily related to the Elizabeth Arden Acquisition.

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

(c)	Income (loss) from discontinued operations includes the results of the Company's former China operations within the Consumer segment (See Note 4, "Discontinued Operations").

24. SUBSEQUENT EVENTS

Change in Leadership
On January 30, 2018, the Company filed a Current Report on Form 8-K with the SEC disclosing, among other things, the resignation of Fabian T. Garcia as the Company's President and Chief Executive Officer effective as of January 28, 2018. Mr. Garcia also resigned as a director of the Company. Mr. Garcia continued as an employee of the Company in an advisory role through the end of February 2018 to assist the Company with the transition of his duties and responsibilities. The Form 8-K also disclosed that the Company and Mr. Garcia entered into a separation agreement memorializing the terms of his transition and separation of employment (the "Garcia Separation Agreement"). The Garcia Separation Agreement provides that Mr. Garcia will receive certain separation pay and benefits that he is otherwise entitled to receive under his employment agreement dated March 27, 2016 in respect of a termination without cause, which agreement was previously disclosed in a Current Report on Form 8-K filed with the SEC on March 28, 2016.
With Mr. Garcia’s departure, the Board of Directors elected Paul M. Meister as the Company’s Executive Vice Chairman, effective January 28, 2018. In this position, Mr. Meister serves as the Company's principal executive officer until such time as Mr. Garcia’s full-time successor as President and Chief Executive Officer is appointed.

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 16. Form 10-K Summary
None.

SCHEDULE II

REVLON, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016 and 2015
(dollars in millions)

	Balance at Beginning of Year	Charged to Cost and Expenses	Other Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2017	$11.1	$3.0	$(0.6)	$13.5
2016	10.5	2.2	(1.6)	11.1
2015	9.3	2.8	(1.6)	10.5

Allowance for Volume and Early Payment Discounts:
2017	$23.0	$100.4	$(92.7)	$30.7
2016	22.6	80.1	(79.7)	23.0
2015	23.4	51.6	(52.4)	22.6

Allowance for Sales Returns:
2017	$47.2	$68.3	$(55.7)	$59.8
2016	39.3	64.5	(56.6)	47.2
2015	45.4	48.5	(54.6)	39.3

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2018

Revlon, Inc.
(Registrant)

By: /s/ Paul Meister	By: /s/ Christopher H. Peterson	By: /s/ Wendel F. Kralovich
Paul Meister	Christopher H. Peterson	Wendel F. Kralovich
Executive Vice Chairman & Director	Chief Operating Officer, Operations	Senior Vice President,
	& Principal Financial Officer	Chief Accounting Officer
& Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 15, 2018 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Robert K. Kretzman)
*	Director
(Ceci Kurzman)
*	Director
(Tamara Mellon)
*	Chief Operating Officer and Director
(Debra G. Perelman)
*	Director
(Paul Savas)
*	Director
(Barry F. Schwartz)
*	Director
(Jonathan Schwartz)
*	Director
(Cristiana Falcone Sorrell)
* Mitra Hormozi, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Mitra Hormozi
Mitra Hormozi
Attorney-in-fact