Form 10-Q
period 2018-03-31
REVLON INC /DE/
filed 2018-05-10
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of March 31, 2018, 52,799,048 shares of Class A Common Stock were outstanding. At such date, 44,573,187 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55.7	$87.1
Trade receivables, less allowance for doubtful accounts of $13.0 and $13.5 as of March 31, 2018 and December 31, 2017, respectively	381.1	444.8
Inventories	515.5	497.9
Prepaid expenses and other assets	162.0	113.4
Total current assets	1,114.3	1,143.2
Property, plant and equipment, net of accumulated depreciation of $394.2 and $385.5 as of March 31, 2018 and December 31, 2017, respectively	371.6	372.7
Deferred income taxes	156.8	138.0
Goodwill	692.8	692.5
Intangible assets, net of accumulated amortization of $141.7 and $130.9 as of March 31, 2018 and December 31, 2017, respectively	584.7	592.1
Other assets	121.9	118.4
Total assets	$3,042.1	$3,056.9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$10.8	$12.4
Current portion of long-term debt	254.3	170.2
Accounts payable	345.4	336.9
Accrued expenses and other current liabilities	398.5	412.8
Total current liabilities	1,009.0	932.3
Long-term debt	2,651.5	2,653.7
Long-term pension and other post-retirement plan liabilities	170.1	172.8
Other long-term liabilities	67.2	68.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,625,867 and 54,556,100 shares issued as of March 31, 2018 and December 31, 2017, respectively	0.5	0.5
Additional paid-in capital	1,047.7	1,040.0
Treasury stock, at cost: 1,251,111 and 1,114,528 shares of Class A Common Stock as of March 31, 2018 and December 31, 2017, respectively	(24.6)	(21.7)
Accumulated deficit	(1,651.1)	(1,560.8)
Accumulated other comprehensive loss	(228.2)	(228.4)
Total stockholders’ deficiency	(855.7)	(770.4)
Total liabilities and stockholders’ deficiency	$3,042.1	$3,056.9

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
		(as adjusted) (*)
Net sales	$560.7	$594.9
Cost of sales	242.6	265.5
Gross profit	318.1	329.4
Selling, general and administrative expenses	371.7	353.8
Acquisition and integration costs	4.0	17.5
Restructuring charges and other, net	4.1	1.2
Operating loss	(61.7)	(43.1)
Other expenses:
Interest expense	39.9	35.0
Amortization of debt issuance costs	2.3	2.2
Foreign currency gains	(10.6)	(4.3)
Miscellaneous, net	—	0.6
Other expenses	31.6	33.5
Loss from continuing operations before income taxes	(93.3)	(76.6)
Benefit from income taxes	(1.6)	(38.9)
Loss from continuing operations, net of taxes	(91.7)	(37.7)
Income from discontinued operations, net of taxes	1.4	0.3
Net loss	$(90.3)	$(37.4)
Other comprehensive income:
Foreign currency translation adjustments, net of tax (a)	(2.5)	4.7
Amortization of pension related costs, net of tax (b)(c)	2.1	2.0
Pension curtailment, net of tax(d)	—	2.6
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	0.6	0.6
Other comprehensive income, net	0.2	9.9
Total comprehensive loss	$(90.1)	$(27.5)

Basic (loss) earnings per common share:
Continuing operations	$(1.74)	$(0.72)
Discontinued operations	0.03	0.01
Net loss	$(1.71)	$(0.71)

Diluted (loss) earnings per common share:
Continuing operations	$(1.74)	$(0.72)
Discontinued operations	0.03	0.01
Net loss	$(1.71)	$(0.71)

Weighted average number of common shares outstanding:
Basic	52,673,672	52,529,826
Diluted	52,673,672	52,529,826

(*)
Adjusted as a result of the adoption of certain accounting pronouncements during the three months ended March 31, 2018. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

(a)	Net of tax expense of nil and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Net of tax expense of $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

(c)
This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(d)	Net of tax expense of $0.3 million for the three months ended March 31, 2017.

(e)	Net of tax benefit of $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	—	(2.9)	—	—	(2.9)
Stock-based compensation amortization	—	7.7	—	—	—	7.7
Net loss	—	—	—	(90.3)	—	(90.3)
Other comprehensive income, net (b)	—	—	—	—	0.2	0.2
Balance, March 31, 2018	$0.5	$1,047.7	$(24.6)	$(1,651.1)	$(228.2)	$(855.7)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of 136,583 shares of Revlon Class A Common Stock during the three months ended March 31, 2018 to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares for certain senior executives. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $21.30 during the three months ended March 31, 2018, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $2.9 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018 (the "2017 Form 10-K"), for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 12, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90.3)	$(37.4)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	38.7	37.1
Foreign currency gains from re-measurement	(10.5)	(4.7)
Amortization of debt discount	0.3	0.3
Stock-based compensation amortization	7.7	1.7
Benefit from deferred income taxes	(18.5)	(38.1)
Amortization of debt issuance costs	2.3	2.2
Loss on sale of certain assets	0.1	0.4
Pension and other post-retirement cost (income)	0.6	(0.1)
Change in assets and liabilities:
Decrease in trade receivables	67.6	52.0
Increase in inventories	(14.6)	(24.9)
Increase in prepaid expenses and other current assets	(46.3)	(19.9)
Increase in accounts payable	2.3	5.6
Decrease in accrued expenses and other current liabilities	(24.1)	(45.9)
Pension and other post-retirement plan contributions	(1.8)	(1.9)
Purchases of permanent displays	(14.2)	(10.2)
Other, net	3.4	(1.8)
Net cash used in operating activities	(97.3)	(85.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.7)	(15.4)
Net cash used in investing activities	(13.7)	(15.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	1.0	(3.4)
Net borrowings under the 2016 Revolving Credit Facility	83.8	40.9
Repayments under the 2016 Term Loan Facility	(4.5)	(4.5)
Payment of financing costs	—	(0.8)
Tax withholdings related to net share settlements of restricted stock units and awards	(2.9)	(1.4)
Other financing activities	(0.2)	(0.4)
Net cash provided by financing activities	77.2	30.4
Effect of exchange rate changes on cash and cash equivalents	2.9	5.3
Net decrease in cash, cash equivalents and restricted cash	(30.9)	(65.3)
Cash, cash equivalents and restricted cash at beginning of period (1)	87.4	186.8
Cash, cash equivalents and restricted cash at end of period (1)	$56.5	$121.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$53.6	$49.4
Income taxes, net of refunds	2.6	2.4

(1) The amounts for cash and cash equivalents shown above include restricted cash of $0.8 million and $0.4 million as of March 31, 2018 and 2017, respectively, and $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively, which represent cash on deposit to support the Company's outstanding undrawn letters of credit and were included within other assets in the Company's consolidated balance sheets.

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
The Company is a leading global beauty company with an iconic portfolio of brands that develops, manufactures, markets, distributes and sells an extensive array of color cosmetics; hair color, hair care and hair treatments; fragrances; skin care; beauty tools; men’s grooming products; anti-perspirant deodorants; and other beauty care products across a variety of distribution channels.
Effective January 1, 2018, the Company implemented the brand-centric organizational structure previously announced in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 17, 2017. The new structure is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, designed to improve financial performance, build brand equity and successfully compete in a digitally-driven landscape. These four global brand teams represent the Company's four new reporting segments. As a result, prior period information for certain amounts has been reclassified to conform with the current period's presentation. For further information refer to Note 13, "Segment Data and Related Information."
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation have been made. The Unaudited Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
The preparation of the Company's Unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Unaudited Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to: allowances for doubtful accounts; inventory valuation reserves; expected sales returns and allowances; trade support costs; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; restructuring costs; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in Revlon's 2017 Form 10-K.
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard replaced most existing revenue recognition guidance in U.S. GAAP and codified guidance under FASB Topic 606. The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.
The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance. However, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of ASU No. 2014-09 are consistent with the Company's revenue recognition policy under previous guidance.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when control of the goods transfers to the customer. Net sales are comprised of gross revenues from sales of products less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons.
The Company allows customers to return their unsold products if and when they meet certain Company-established criteria as set forth in the Company's trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon the historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales. For returned products that the Company expects to resell at a profit, the Company records, in addition to sales returns as a reduction to sales and cost of sales and an increase to accrued liabilities for the amount expected to be refunded to the customer, an increase to the asset account used to reflect the Company's right to recover products. The amount of the asset account is valued based upon the former carrying amount of the product (i.e., inventory), less any expected costs to recover the products. As the estimated product returns that are expected to be resold at a profit do not comprise a significant amount of the Company's net sales or assets, the Company does not separately report these amounts.
The Company's revenues are also net of certain marketing arrangements with its retail customers. Pursuant to its trade terms with these retail customers, the Company reimburses them for a portion of their advertising costs, which provide advertising benefits to the Company. These arrangements are in the form of marketing development funds and/or cooperative advertising and are used by the Company to drive sales. The advertising programs follow an annual schedule of planned events that is continually updated based on the Company's needs and contractual terms. As these marketing expenditures cannot be directly linked to product sales, the Company records these expenses as a reduction of revenue at the higher of actual spend or estimated costs based on a reserve rate methodology. This did not result in any impact to the Company's financial statements in any of the periods presented.
In limited instances when products are sold under consignment arrangements, the Company does not recognize revenue until control over such products has transferred to the end consumer.
Other revenues, primarily royalties, do not comprise a material amount of the Company's net sales.
The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company's previous accounting practices, the treatment of shipping and handling activities under Topic 606 did not have any impact on the Company's results of operations, financial condition and/or financial statement disclosures.
As a result, the adoption of the new guidance under ASU No. 2014-09 did not have a material impact on the Company's revenues, results of operations or financial condition. The Company has expanded its financial statement disclosures as required by this new standard. See Note 13, "Segment Data and Related Information" for additional disclosures provided as a result of this ASU.

Other

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC would be presented separately from this line item and below any subtotal of operating income; companies will need to disclose the line items used to present these other components of NPPC and NPPBC, if not separately presented in the statement of operations. In addition, only the service cost component would be eligible for capitalization in assets. The Company adopted ASU No. 2017-07 as of January 1, 2018 and while the adoption did not have a material impact on the Company's results of operations, financial condition and/or financial statement disclosures, it did result in $0.6 million of net periodic benefit income, previously reported in cost of sales and selling, general and administrative ("SG&A") expenses in the Company's Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income for the first quarter of 2017, being reclassified below operating income in the miscellaneous, net line item. See Note 10, "Pension and Post-Retirement Benefits" for more information.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Receipts and Cash Payments," which aims to standardize how certain transactions are classified within the Statement of Cash Flows, including, among other items, debt prepayment and extinguishment costs and contingent consideration payments made after a business combination. The Company adopted ASU No. 2016-15 as of January 1, 2018 and as the guidance is in line with the Company's previous accounting practices,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the adoption of this new guidance did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business," which further clarifies the definition of a business in an effort to assist entities in evaluating whether a set of transferred assets constitutes a business. Under this new guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset or similar asset group, the set of transferred assets would not meet the definition of a business and no further evaluation is necessary. If this threshold is not met, the entity would then evaluate whether the set of transferred assets and activities meets the requirement of a business including, at a minimum, an input and a process that together have the ability to create an output. The Company adopted ASU No. 2017-01 as of January 1, 2018 and while the adoption of this new guidance did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures, future transactions will be evaluated under this new guidance.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will permit entities to reclassify to retained earnings tax effects stranded in accumulated other comprehensive income as a result of tax reform related to the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This new guidance can be applied retrospectively and provides entities with the option to reclassify the amounts. The new guidance is effective for annual and quarterly periods beginning after December 15, 2018, with early adoption permitted, and requires entities to make new disclosures regardless of whether they elect to reclassify tax effects. The Company is in the process of evaluating whether this new guidance will have a material impact on its results of operations, financial condition and/or financial statement disclosures.

2. RESTRUCTURING CHARGES

EA Integration Restructuring Program

In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program is designed to reduce the Company’s cost of goods sold and SG&A expenses. As a result of the EA Integration Restructuring Program, the Company expects to eliminate approximately 425 positions worldwide.
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
A summary of the restructuring and related charges incurred through March 31, 2018 in connection with the EA Integration Restructuring Program is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits		Lease Termination and Other Costs(a)	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2017	$62.8		$5.0	$67.8	$1.4	$3.0	$72.2
Charges incurred during the three months ended March 31, 2018	5.2	—	(1.8)	3.4	1.1	—	4.5
Cumulative charges incurred through March 31, 2018	$68.0		$3.2	$71.2	$2.5	$3.0	$76.7

(a) Primarily represents the reversal of lease termination costs related to certain re-occupied office space.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the restructuring charges incurred through March 31, 2018 in connection with the EA Integration Restructuring Program by reportable segment is presented in the following table:

	Charges incurred during the three months ended March 31, 2018	Cumulative charges incurred through March 31, 2018
Revlon	$4.2	$28.8
Elizabeth Arden	(1.2)	11.6
Portfolio	0.7	14.1
Fragrances	(0.3)	16.7
Total	$3.4	$71.2

The Company expects that cash payments will total $90 million to $95 million in connection with the EA Integration Restructuring Charges, of which $48 million were paid through March 31, 2018. The remaining balance is expected to be substantially paid by the end of 2020.

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2018	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at March 31, 2018

EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$25.8	$5.2	$0.2	$(5.5)	$—	$25.7
Other	3.9	(0.7)	—	—	—	3.2
December 2013 Program:(b)
Employee severance and other personnel benefits	1.1	—	—	—	—	1.1
Other individually immaterial actions:(c)
Employee severance and other personnel benefits	1.4	0.7	—	(0.8)	—	1.3
Other	1.7	—	—	—	—	1.7
Total restructuring reserve	$33.9	$5.2	$0.2	$(6.3)	$—	$33.0

(a) Includes $1.1 million in charges related to inventory adjustments and other restructuring-related charges that were reflected within cost of sales and SG&A, respectively, in the Company’s March 31, 2018 Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b) In December 2013, the Company announced restructuring actions that primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China within the Revlon segment (the "December 2013 Program"). The December 2013 Program resulted in the elimination of approximately 1,100 positions in 2014, primarily in China.
(c) Consists primarily of: (i) costs related to the program that Elizabeth Arden commenced prior to the Company’s acquisition of Elizabeth Arden, Inc. (“Elizabeth Arden” and the “Elizabeth Arden Acquisition”) on September 7, 2016 (the “Elizabeth Arden Acquisition Date”), to further align their organizational structure and distribution arrangements for the purpose of improving their go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program"); and (ii) costs related to the Company's September 2015 restructuring actions taken to drive certain organizational efficiencies, including reducing general and administrative expenses, within the Company's Revlon and Portfolio segments (the "2015 Efficiency Program"). Actions under the 2015 Efficiency Program were substantially completed by the end of 2017. Total restructuring and related charges incurred for the 2015 Efficiency Program were $7.6 million, of which $7.2 million resulted in cash payments.
At March 31, 2018 and December 31, 2017, all of the restructuring reserve balances were included within accrued expenses and other in the Company's Consolidated Balance Sheets.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. DISCONTINUED OPERATIONS

With the implementation of the December 2013 Program, the results of the China discontinued operations, which relate entirely to the Revlon segment, are included within income from discontinued operations, net of taxes. The summary comparative financial results of discontinued operations were as follows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net sales	$—	$—
Income from discontinued operations, before taxes	1.4	0.3
Provision for income taxes	—	—
Income from discontinued operations, net of taxes	1.4	0.3

As of March 31, 2018 and December 31, 2017, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$1.3	$1.3
Trade receivables, net	0.2	0.2
Total current assets	1.5	1.5
Total assets	$1.5	$1.5

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.6	3.5
Total current liabilities	4.1	4.0
Total liabilities	$4.1	$4.0

4. INVENTORIES

As of March 31, 2018 and December 31, 2017, the Company's inventory balances consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials and supplies	$134.4	$123.4
Work-in-process	26.9	22.0
Finished goods	354.2	352.5
	$515.5	$497.9

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Effective January 1, 2018, the Company implemented its brand-centric organizational structure which is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in ASC 350, Intangibles - Goodwill and Other.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments, following the relative fair value allocation approach, as well as any changes in goodwill by segment during the three months ended March 31, 2018:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at December 31, 2017	$265.3	$189.5	$116.9	$120.8	$692.5
Foreign currency translation adjustment	0.2	0.1	—	—	0.3
Balance at March 31, 2018	$265.5	$189.6	$116.9	$120.8	$692.8

Cumulative goodwill impairment charges(a)					$37.2
(a) Cumulative goodwill impairment charges relate to impairments recognized in 2015 and 2017; no impairment charges were recognized during the first quarter of 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.5	$(77.0)	$195.5	13
Customer relationships	251.2	(52.6)	198.6	13
Patents and internally-developed IP	20.8	(8.7)	12.1	6
Distribution rights	31.0	(2.7)	28.3	16
Other	1.3	(0.7)	0.6	1
Total finite-lived intangible assets	$576.8	$(141.7)	$435.1

Indefinite-lived intangible assets:
Trade names	$149.6	N/A	$149.6
Total indefinite-lived intangible assets	$149.6	N/A	$149.6

Total intangible assets	$726.4	$(141.7)	$584.7

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.4	$(72.8)	$198.6	13
Customer relationships	250.6	(46.8)	203.8	13
Patents and internally-developed IP	20.8	(8.4)	12.4	7
Distribution rights	31.0	(2.3)	28.7	17
Other	1.3	(0.6)	0.7	2
Total finite-lived intangible assets	$575.1	$(130.9)	$444.2

Indefinite-lived intangible assets:
Trade names	$147.9	N/A	$147.9
Total indefinite-lived intangible assets	$147.9	N/A	$147.9

Total intangible assets	$723.0	$(130.9)	$592.1
Amortization expense for finite-lived intangible assets was $10 million and $11.9 million for the three months ended March 31, 2018 and 2017, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of March 31, 2018:

Estimated Amortization Expense
2018	$30.7
2019	37.9
2020	37.1
2021	36.1
2022	34.7
Thereafter	258.6
Total	$435.1

6. ACCRUED EXPENSES AND OTHER

As of March 31, 2018 and December 31, 2017, the Company's accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Compensation and related benefits	$48.5	$59.6
Advertising and promotional costs	86.4	84.0
Sales returns and allowances	73.3	61.7
Taxes	46.1	48.4
Restructuring reserve	31.5	33.3
Interest	9.6	23.8
Other	103.1	102.0
	$398.5	$412.8

7. LONG-TERM DEBT

As of March 31, 2018 and December 31, 2017, the Company's debt balances consisted of the following:

	March 31, 2018	December 31, 2017
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs(a)	$1,733.0	$1,735.9
2016 Revolving Credit Facility due 2021, net of debt issuance costs(b)	236.2	152.1
5.75% Senior Notes due 2021, net of debt issuance costs(c)	495.5	495.1
6.25% Senior Notes due 2024, net of debt issuance costs(d)	440.5	440.3
Spanish Government Loan due 2025	0.6	0.5
	$2,905.8	$2,823.9
Less current portion(*)	(254.3)	(170.2)
	$2,651.5	$2,653.7
(*) At March 31, 2018, the Company classified $254.3 million as its current portion of long-term debt, comprised primarily of $236.2 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2017, the Company classified $170.2 million as its current portion of long-term debt, comprised primarily of $152.1 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18.1 million of amortization payments on the 2016 Term Loan Facility.
(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) the seventh anniversary of the Elizabeth Arden Acquisition Date; and (y)

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at March 31, 2018 was $1,773 million.
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 2016 Revolving Credit Facility, which matures on the earlier of: (x) the fifth anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Total borrowings at face amount under the 2016 Revolving Credit Facility at March 31, 2018 were $240.8 million (excluding $9.9 million of outstanding undrawn letters of credit) (the 2016 Term Loan Facility and the 2016 Revolving Credit Facility, as amended, are collectively referred to as the “2016 Senior Credit Facilities”). On April 17, 2018, Products Corporation amended the 2016 Revolving Credit Facility agreement as detailed in Note 17, "Subsequent Events."
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at March 31, 2018 was $500 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at March 31, 2018 was $450 million.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of March 31, 2018. At March 31, 2018, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,773 million and $240.8 million, respectively. At March 31, 2018, availability under the $400 million 2016 Revolving Credit Facility was $55 million, based upon the calculated borrowing base of $329.9 million, less $9.9 million of outstanding undrawn letters of credit, $24.2 million in outstanding checks and $240.8 million then drawn on the 2016 Revolving Credit Facility. On April 17, 2018, Products Corporation amended the 2016 Revolving Credit Facility agreement, which resulted in an increase to the borrowing capacity under the 2016 Revolving Credit Facility. See Note 17, "Subsequent Events" for additional information.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of March 31, 2018.

8. FAIR VALUE MEASUREMENTS

Assets and liabilities are required to be categorized into three levels of fair value based upon the assumptions used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing the fair value measurement of assets and liabilities are as follows:

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of March 31, 2018, the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value are categorized in the table below:

	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.6	$—	$0.6	$—
Total assets at fair value	$0.6	$—	$0.6	$—
Liabilities:
Derivatives:
FX Contracts(a)	$1.1	$—	$1.1	$—
2013 Interest Rate Swap(b)	0.1	—	0.1	—
Total liabilities at fair value	$1.2	$—	$1.2	$—

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

(a) The fair value of the Company’s foreign currency forward exchange contracts ("FX Contracts") was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 9, "Financial Instruments."
(b) The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined), which expires in May 2018, was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 9, "Financial Instruments."

As of March 31, 2018, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,281.3	$—	$2,281.3	$2,905.8

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
The carrying amounts of the Company's cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.9 million and $10.1 million (including amounts available under credit agreements in effect at that time) were maintained at March 31, 2018 and December 31, 2017, respectively. Included in these amounts are approximately $7.1 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs as of March 31, 2018 and December 31, 2017, respectively. The estimated liability under such programs is accrued by Products Corporation.

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
Foreign Currency Forward Exchange Contracts
The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX contracts during the three months ended March 31, 2018. The U.S. Dollar notional amounts of the FX Contracts outstanding at March 31, 2018 and December 31, 2017 were nil and $147.1 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 bank term loan, that was incurred in connection with completing the October 2013 acquisition of The Colomer Group (the "Old Acquisition Term Loan" and the "Colomer Acquisition," respectively). The 2013 Interest Rate Swap, which initially had a floor of 1.00% that in December 2016 was amended to 0.75%, expires in May 2018. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility. Under the terms of the 2013 Interest Rate Swap, Products Corporation receives from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixes the interest rate on such notional amount at 5.5709% through May 2018). At March 31, 2018, the fair value of the 2013 Interest Rate Swap was a liability of $0.1 million and the accumulated loss recorded in accumulated other comprehensive loss was $0.1 million, net of tax.
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Product's Corporation's consummation of the 2016 Senior Credit Facilities and the issuance of its 6.25% Senior Notes in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, which was the same as the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value have been accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date, that were previously recorded as a component of accumulated other comprehensive loss, will be fully amortized into earnings over the remaining term of the 2013 Interest Rate Swap, which expires in May 2018. At March 31, 2018, $0.2 million, or $0.1 million net of tax, remains as a component of

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

accumulated other comprehensive loss related to the 2013 Interest Rate Swap, all of which will be amortized into earnings over the next fiscal quarter. See "Quantitative Information – Derivative Financial Instruments" below for additional information on the balance sheet balances related to this swap.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which totaled $0.6 million at both March 31, 2018 and December 31, 2017. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments

As of March 31, 2018 and December 31, 2017, the fair values of the Company's derivative financial instruments in its Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	March 31, 2018	December 31, 2017	Balance Sheet	March 31, 2018	December 31, 2017
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivative financial instruments:
FX Contracts(a)	Prepaid expenses and other	$0.6	$0.6	Accrued Expenses and other	$1.1	$1.9
2013 Interest Rate Swap(b)	Prepaid expenses and other	—	—	Accrued expenses and other	0.1	0.9

(a) The fair values of the FX Contracts at March 31, 2018 and December 31, 2017 were measured based on observable market transactions of spot and forward rates at March 31, 2018 and December 31, 2017, respectively.
(b) The fair values of the 2013 Interest Rate Swap at March 31, 2018 and December 31, 2017 were measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve at March 31, 2018 and December 31, 2017, respectively.
The effects of the Company's derivative financial instruments on its Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended March 31,
		2018	2017
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$(0.8)	$(1.0)
FX Contracts	Foreign currency gain (loss), net	0.1	(0.4)
2013 Interest Rate Swap	Miscellaneous, net	0.2	0.2

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
	2018	2017
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.6	$0.6
(a) Net of tax benefit of $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

10. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs (income) for the Company's pension and the other post-retirement benefit plans were as follows for the periods presented:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three months ended March 31,
	2018	2017	2018	2017
Net periodic benefit costs (income):
Service cost	$0.5	$0.5	$—	$—
Interest cost	4.6	4.8	0.1	0.1
Expected return on plan assets	(7.0)	(7.1)	—	—
Amortization of actuarial loss	2.3	2.4	0.1	0.1
Curtailment gain(a)	—	(0.8)	—	—
Total net periodic benefit costs (income) prior to allocation	$0.4	$(0.2)	$0.2	$0.2
Portion allocated to Revlon Holdings	—	(0.1)	—	—
Total net periodic benefit costs (income)	$0.4	$(0.3)	$0.2	$0.2
(a) As a result of the Elizabeth Arden Acquisition, the Company recognized $0.8 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden for the three months ended March 31, 2017.
In the three months ended March 31, 2018, the Company recognized net periodic benefit cost of $0.6 million compared to net periodic benefit income of $0.1 million in the three months ended March 31, 2017, primarily due to the curtailment gain recognized in 2017.
Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three months ended March 31,
	2018	2017
Net periodic benefit costs (income):
Cost of sales	$—	$—
Selling, general and administrative expense	0.5	0.5
Miscellaneous, net	0.1	0.6
Total net periodic benefit costs (income)(a)	$0.6	$(0.1)
(a) As a result of the Company's adoption of ASU No. 2017-07 in the first quarter of 2018, the Company presents the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period (i.e., in cost of sales and SG&A) and presents the other components of NPPC and NPPBC below operating income, in miscellaneous, net.
The Company expects that it will have net periodic benefit cost of approximately $2.4 million for its pension and other post-retirement benefit plans for all of 2018, compared with net periodic benefit cost of $1.5 million in 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the first quarter of 2018, $1.6 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2018, the Company expects to contribute approximately $10 million in the aggregate to its pension and other post-retirement benefit plans.
Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K.

11. INCOME TAXES

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, foreign earnings taxable in the U.S., non-deductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements and the interaction of various global tax strategies.
The Company recorded a benefit from income taxes of $1.6 million for the first quarter of 2018 and a benefit from income taxes of $38.9 million in the first quarter of 2017. The $37.3 million reduction in the benefit from income taxes was primarily due to the mix and level of earnings, as well as changes resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), including the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company's year to date loss), the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), the U.S. tax on the Company's foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m) of the Internal Revenue Code ("Section 162(m)"), partially offset by a reduction in the liability that had been established in prior periods pursuant to Accounting Principles Board 23, "Indefinite Reinvestment Assertion" ("APB 23").
The Company's effective tax rate for the three months ended March 31, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company's foreign earnings under the GILTI provisions of the Tax Act, partially offset by the reduction in liability under APB 23.
The Company's effective tax rate for the three months ended March 31, 2017 was higher than the federal statutory rate of 35% as a result of foreign dividends and earnings taxable in the U.S. and state and local taxes, as well as the effect of certain favorable discrete items.
On December 22, 2017, with the enactment of the Tax Act, the U.S. government enacted comprehensive tax reform that made broad and complex changes to the U.S. tax code that affected the Company by, among other things:

•	reducing the U.S. federal corporate tax rate;

•	requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries;

•	imposing a new limitation on the deductibility of interest;

•	a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries;

•	a new provision designed to tax global intangible low-taxed income ("GILTI");

•	increased limitations on the deductibility of certain executive compensation; and

•	changes to net operating loss carry-forward periods and annual utilization.
In accordance with the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act, the Company has recorded provisional adjustments in cases where the Company was able to make reasonable estimates of the effects of elements of the Tax Act for which its analysis is not yet complete. The Company has not recorded any adjustments for elements of the Tax Act for which the Company was not yet able to make reasonable estimates of the impact of those elements, and has continued accounting for such elements under ASC 740, Income Taxes ("ASC 740"), on the basis of the tax laws in effect before the Tax Act, in accordance with the guidance provided by SAB 118.
As a result of the enactment of the Tax Act, in the year ended December 31, 2017 the Company reduced the carrying value of its federal deferred tax assets to reflect the reduction from 35% to 21% in the U.S. federal income tax rate. As a result, the Company recorded a one-time, non-cash charge of $47.9 million in the year ended December 31, 2017. No adjustment was made to this provisional amount during the first quarter of 2018. In addition, the Company estimated that it had a net deficit in its non-U.S. earnings subject to the transition tax as of the applicable measurement dates, so in the year ended December 31, 2017 the Company did not record a liability for the transition tax. No adjustment was made to this provisional amount during the first quarter of 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

While the Company continues to assess the impact on its financial statements of the following elements of the Tax Act, it did record a provisional amount for the impact of these items in the first quarter of 2018:
Limitation on the deductibility of interest: Starting in 2018, the Tax Act limits the Company's deduction for interest to:

•	interest income plus 30% of taxable income before interest, tax, depreciation and amortization for years through 2021; and
•interest income plus 30% of taxable income before interest and taxes for years 2022 and thereafter.

While any reduction in deductible interest in any year can be carried forward indefinitely and added to the potential interest deduction in subsequent years, the Company has concluded that it is more likely than not that it will not be able to realize a benefit for this carry-forward interest deduction in future years, so it has established a full valuation allowance for the associated deferred tax asset.
GILTI: The Tax Act creates a new requirement that certain income earned by controlled foreign corporations ("CFC") must be included currently in the taxable income of the CFC's U.S. shareholder. GILTI is the excess of the shareholder’s "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of: (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company became subject to the GILTI provisions beginning in 2018.
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the "deferred method"). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. For purposes of the provisional calculations through the first quarter of 2018, the Company has used the period cost method. The Company will continue to assess the appropriateness of this method during the period allowed for under SAB 118.
Executive Compensation Limitation: The Tax Act expands the definition of covered employee under Section 162(m) and provides that the status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation, subject to certain transitional "grandfathering" provisions. The Tax Act's transitional guidance allows certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the Tax Act. While the Company is in the process of gathering information on existing compensation arrangements for covered employees, as well as assessing the impact of transitional guidance on the realizability of existing deferred tax assets related to compensation arrangements of its covered employees, the tax provision for the first quarter of 2018 included a provisional estimate of the impact of Section 162(m), as adjusted in the Tax Act.
APB 23 Indefinite Reinvestment Assertion: The Company is in the process of assessing the impact of the Tax Act on its indefinite reinvestment assertion and any associated impact on its financial statements. Based on the analysis to date, the Company has concluded that a provisional adjustment can be made to reduce the liability that was established under APB 23 in prior periods. As the Company concludes its analysis, changes to this provisional adjustment may be appropriate.
Net Operating Loss Carry-forward rules: The Company had $519.3 million of federal net operating loss carry-forwards as of December 31, 2017. These carry-forwards have a life of up to 20 years and can be used to reduce the Company's federal taxable income to zero, potentially eliminating any federal income tax liability for the periods in which they are used. If the Company incurs federal net operating losses in 2018 or subsequent years, such losses would have an unlimited carry-forward period, but they would only be available to offset 80% of the Company's taxable income in any given year.
While the Company has calculated and recorded provisional adjustments for the above items, there are certain aspects of the Tax Act for which the Company's accounting is incomplete, and for which no provisional adjustments have been recorded. The provisional amounts included in tax expense and the associated balance sheet accounts (and related disclosures), as well as the amounts that have not been recorded, are subject to modification within the measurement period provided for in SAB 118.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of March 31, 2018 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15.0)	$(212.4)	$(0.7)	$(0.3)	$(228.4)
Currency translation adjustment	(2.5)				(2.5)
Amortization of pension related costs, net of tax of $(0.3) million(a)		2.1			2.1
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $0.2 million(b)			0.6		0.6
Other comprehensive (loss) income	$(2.5)	$2.1	$0.6	$—	$0.2
Balance at March 31, 2018	$(17.5)	$(210.3)	$(0.1)	$(0.3)	$(228.2)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.
(b) Represents the after-tax effective portion of the changes in fair value of Products Corporation’s 2013 Interest Rate Swap, net of amounts reclassified into earnings. See Note 9, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap.
As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap prior to the De-designation Date. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2018:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2017	$(0.7)
Reclassifications into earnings (net of $0.2 million tax benefit)(a)	0.6
Ending accumulated losses at March 31, 2018	$(0.1)
(a) Reclassified to interest expense.
The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2017:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2016	$(3.0)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.6
Ending accumulated losses at March 31, 2017	$(2.4)
(a) Reclassified to interest expense.

13. SEGMENT DATA AND RELATED INFORMATION
Operating Segments
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Principal Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Unaudited Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Principal Executive Officer. As noted in Note 1, "Description of Business and Summary of Significant Accounting Policies,"

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

effective January 1, 2018, the Company operates in four new brand-centric reporting segments, in line with its new organizational structure that is operated based on four global brand teams. As a result, segment financial data for the first quarter of 2017 has been recast from what was presented in previous filings and presented under the new organizational structure.
At March 31, 2018, the Company’s operations are organized into the following reportable segments:

•
Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; Revlon in beauty tools; and Revlon in nail color.

•
Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and ElizabethArden.com e-commerce business, in the U.S. and internationally, under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.

•
Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; CND in nail polishes and nail enhancements, including CND Shellac and CND Vinylux nail polishes; Cutex nail care products; Pure Ice in nail polishes; American Crew in men’s grooming products; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a body care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are both sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.

•
Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture, John Varvatos, All Saints, La Perla, Wildfox, Charlie, Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Shawn Mendes, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, Paul Sebastian, White Shoulders and Jennifer Aniston.

The Company's management evaluates segment profit for each of the Company's reportable segments. Effective January 1, 2018, the Company allocates corporate expenses to each reportable segment to arrive at segment profit as these expenses are now included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, which includes the impacts of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation costs; (iv) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition; and (v) charges related to the Elizabeth Arden 2016 Business Transformation Program. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales.
The accounting policies for each of the reportable segments are the same as those described in Note 1, "Description of Business and Summary of Significant Accounting Policies." The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Unaudited Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Principal Executive Officer or included in these Unaudited Consolidated Financial Statements.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented. Prior period amounts have been restated to reflect the current period's presentation:

	Three months ended March 31,
	2018	2017
Segment Net Sales:
Revlon	$229.1	$243.8
Elizabeth Arden	105.7	95.7
Portfolio	134.5	146.6
Fragrances	91.4	108.8
Total	$560.7	$594.9

Segment Profit:
Revlon	$2.3	$21.8
Elizabeth Arden	1.5	(0.4)
Portfolio	(2.8)	1.5
Fragrances	3.2	8.7
Total	$4.2	$31.6

Reconciliation:
Total Segment Profit	$4.2	$31.6
Less:
Depreciation and amortization	38.7	37.1
Non-cash stock compensation expense	7.7	1.7
Non-Operating items:
Restructuring and related charges	5.5	1.1
Acquisition and integration costs	4.0	17.5
Overhead under-absorption	10.0	—
Elizabeth Arden 2016 Business Transformation Program	—	0.4
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	—	16.0
Deferred compensation	—	0.9
Operating loss	(61.7)	(43.1)
Less:
Interest Expense	39.9	35.0
Amortization of debt issuance costs	2.3	2.2
Foreign currency gains, net	(10.6)	(4.3)
Miscellaneous, net	—	0.6
Loss from continuing operations before income taxes	$(93.3)	$(76.6)

As of March 31, 2018, the Company had operations established in 27 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended March 31, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$116.2	$28.9	$81.9	$56.4	$283.4
EMEA *	54.0	46.3	43.2	24.7	168.2
Asia	25.6	23.3	1.0	2.8	52.7
Latin America *	13.9	2.2	5.3	4.1	25.5
Pacific *	19.4	5.0	3.1	3.4	30.9
	$229.1	$105.7	$134.5	$91.4	$560.7

	Three Months Ended March 31, 2017
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$134.2	$33.5	$86.7	$67.2	$321.6
EMEA	50.4	38.5	47.6	30.6	167.1
Asia	25.4	17.1	1.9	4.1	48.5
Latin America	15.4	2.2	7.6	3.7	28.9
Pacific	18.4	4.4	2.8	3.2	28.8
	$243.8	$95.7	$146.6	$108.8	$594.9

* The EMEA region includes Europe, Middle East and Africa; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three months ended March 31,
	2018		2017
Classes of similar products:
Net sales:
Color cosmetics	$199.1	36%	$224.3	38%
Fragrance	124.3	22%	142.3	24%
Hair care	125.7	22%	127.2	21%
Beauty care	44.7	8%	48.0	8%
Skin care	66.9	12%	53.1	9%
	$560.7		$594.9

The following table presents the Company's long-lived assets by geographic area as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Long-lived assets, net:
United States	$1,470.9	83%	$1,480.1	83%
International	300.1	17%	295.6	17%
	$1,771.0		$1,775.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

14. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan using the treasury stock method. For the three months ended March 31, 2018, diluted loss per share equals basic loss per share as the assumed vesting of restricted stock would have an anti-dilutive effect. At March 31, 2018 and 2017, there were no outstanding stock options under the Company's Stock Plan.

Following are the components of basic and diluted (loss) earnings per common share for the periods presented:

	Three months ended March 31,
	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(91.7)	$(37.7)
Income from discontinued operations, net of taxes	1.4	0.3
Net loss	$(90.3)	$(37.4)
Denominator:
Weighted-average common shares outstanding – Basic	52,673,672	52,529,826
Effect of dilutive restricted stock	—	—
Weighted-average common shares outstanding – Diluted	52,673,672	52,529,826
Basic (loss) earnings per common share:
Continuing operations	$(1.74)	$(0.72)
Discontinued operations	0.03	0.01
Net loss per common share	$(1.71)	$(0.71)
Diluted (loss) earnings per common share:
Continuing operations	$(1.74)	$(0.72)
Discontinued operations	0.03	0.01
Net loss per common share	$(1.71)	$(0.71)

Unvested restricted stock awards under the Stock Plan(a)	104,411	111,136

(a)	These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

15. CONTINGENCIES
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
The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and on November 20, 2017, the defendants’ motion was granted and the case was dismissed, with leave to amend under limited circumstances. On December 8, 2017, plaintiffs filed a Third Amended Complaint, seeking relief on the same grounds sought in the First and Second Amended Complaints, but alleged as direct, as opposed to derivative, claims. On January 12, 2018, the defendants once again moved to dismiss. The motion was heard on March 29, 2018 and the parties await a decision. The Company believes the allegations contained in the Third Consolidated Amended Class Action Complaint are without merit and intends to continue to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
The Company is involved in various other routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period.

16. RELATED PARTY TRANSACTIONS
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
The net activity related to services purchased under the Reimbursement Agreements during the three months ended March 31, 2018 and 2017 was $0.1 million and $3.9 million, respectively. The purchases during the first quarter of 2017 primarily included partial payments made by the Company to MacAndrews & Forbes for premiums related to the Company's allocable portion of the

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5-year renewal of the D&O Insurance Program for the period from January 31, 2017 through January 2020. As of March 31, 2018 and December 31, 2017 a payable balance of $0.1 million and $0.3 million, respectively, to MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

Other
During the three months ended March 31, 2018 and 2017, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $7.4 million and $12 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2018 and 2017, respectively, for which the Company paid fees of approximately $0.1 million for each of the three months ended March 31, 2018 and 2017, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.1 million for each of the three months ended March 31, 2018 and 2017. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

17. SUBSEQUENT EVENTS
April 2018 Amendment to 2016 Revolving Credit Facility
On April 17, 2018 (the “Revolver Amendment Date”), Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches").
The Revolver Amendment provided for the availability and repayment terms of each Tranche, as well as terms governing the payment priorities between the Tranches. Other amendments to the Original 2016 Revolving Credit Facility under the Revolver Amendment included (i) an increase of $15 million to the cap on amounts eligible for inclusion in the borrowing base relating to certain assets located in jurisdictions other than the U.S., Puerto Rico, Canada, and the U.K.; (ii) a reduction to the amount of additional debt generally permitted to be incurred; (iii) a reduction in the amount of incremental debt under 2016 Term Loan Agreement permitted to be incurred pursuant to the 2016 Revolving Credit Agreement; (iv) the removal of temporary increases to the borrowing base between August 15th and October 31st of each year; (v) an increase to threshold conditions in respect of the ability to make certain dividends and distributions on equity during the term of the Tranche B; and (vi) an amendment to the calculation of the financial covenant.
As a result of the Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million, compared to a borrowing base of approximately $330 million at March 31, 2018, and provided the Company with an additional $36 million of available borrowing capacity as of April 17, 2018.
Following is an updated description of Products Corporation’s 2016 Senior Credit Facilities, after giving effect to the April 2018 Revolver Amendment:
2016 Senior Credit Facilities
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1.8 billion 2016 Term Loan Facility (the "2016 Term Loan Facility" and such agreement being the "2016 Term Loan Agreement"); and (ii) the 5-year $400 million 2016 Revolving Credit Facility (the "Original 2016 Revolving Credit Facility" and such agreement being the "Original 2016 Revolving Credit Agreement"). Products Corporation also completed the issuance of $450 million aggregate principal amount of its 6.25% Senior Notes due 2024. The proceeds of Products Corporation's issuance of the 6.25% Senior Notes and the 2016 Term Loan Facility, together with approximately $35 million of borrowings under the Original 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350 million aggregate principal amount outstanding of the then-existing Elizabeth Arden Senior Notes (the "Elizabeth Arden Senior Notes"); (ii) repaying the entire $142 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55 million liquidation preference of all 50,000 shares of Elizabeth Arden's then-issued and outstanding preferred stock (which amount included a $5 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 Term Loan (the "2011 Term Loan") and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such repayment) (together with the 2011 Term Loan, the "Old Term Loan Agreement" and the "Old Term Loan Facility," respectively). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on the earlier of: (x) the 7th anniversary of the Elizabeth Arden Acquisition Date (i.e., September 7, 2023); and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s domestic subsidiaries, including Elizabeth Arden and its domestic subsidiaries (collectively, the "Restricted Group"), are subject to the covenants under the 2016 Term Loan Agreement. The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), certain foreign subsidiaries, as well as by Revlon, on a limited recourse basis. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions). The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical. The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the "Revolving Facility Collateral") rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility. The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the "Term Loan Collateral"), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

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

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) 50% of excess cash flow for fiscal years ending December 31st, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty.
2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the Original 2016 Revolving Credit Agreement, which was amended and restated on April 12, 2018 pursuant to the Revolver Amendment, and for which Citibank, N.A. acts as administrative agent and collateral agent. After giving effect to the Revolver Amendment, the 2016 Revolving Credit Facility has an aggregate maximum availability of $441.5 million (with a $100 million sublimit for letters of credit and up to $70 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $33.5 million and (y) the excess of the borrowing base over the amounts of then-effective commitments. The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation in respect of the Tranche A under the 2016 Revolving Credit Facility continues to be based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) the lesser of (A) the sum of (x) 75% of the net orderly liquidation value in respect of eligible equipment and (y) 75% of the mortgage value of eligible real property and (B) $40 million and (iv) qualified restricted cash (capped at $75 million), which are collectively subject to certain availability reserves set by the administrative agent. The borrowing base calculation in respect of the Tranche B under the 2016 Revolving Credit Facility is based on the sum of: (i) 10% of eligible accounts receivable and (ii) the lesser of 10% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory, which are collectively subject to certain availability reserves set by the administrative agent. Tranche B under the 2016 Revolving Credit Facility matures on the 1st anniversary of the Revolver Amendment Date, i.e., April 17, 2019. Tranche A under the 2016 Revolving Credit Facility continues to mature on the earlier of: (x) the 5th anniversary of the Elizabeth Arden Acquisition Date; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million.

Guarantees and Security: The Restricted Group under the 2016 Revolving Credit Agreement (which is the same as the Restricted Group under the 2016 Term Loan Agreement) is subject to the covenants under the 2016 Revolving Credit Agreement. The 2016 Revolving Credit Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), certain foreign subsidiaries, as well as by Revlon on a limited recourse basis. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Revolving Credit Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of Products Corporation’s restricted subsidiaries held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions). The obligors and guarantors under the 2016 Revolving Credit Facility and the 2016 Term Loan Facility are identical. The liens on the 2016 Revolving Facility Collateral securing the 2016 Revolving Credit Facility rank first in priority to the liens thereon securing the 2016 Term Loan Facility, which rank second in priority on such collateral. The liens on the Term Loan Collateral securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility, which rank first in priority on such collateral.

Interest and Fees: Under the 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to (A) in the case of the Tranche A, 0.25%, 0.50% or 0.75%, or (B) in the case of the Tranche B, 1.50%, 1.75% or 2.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to (A) in the case of the Tranche A, 1.25%, 1.50% or 1.75%, or (B) in the case of the Tranche B, 2.50%, 2.75% or 3.00%, in each case depending on the average excess

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.

Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee of 0.25% for any unused amounts under the Tranche A and 0.50% for any unused amounts under the Tranche B. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain "payment conditions" for asset-based credit facilities are satisfied. The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s "Liquidity Amount" (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense and scheduled principal payments under the 2016 Term Loan Agreement for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility.

Prepayments: Products Corporation must prepay (i) Tranche A borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans thereunder and letters of credit exceed the Tranche A availability and (ii) Tranche B borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans thereunder exceed the Tranche B availability; provided, that the Tranche A borrowings are required to be repaid prior to the repayment of the Tranche B borrowings. During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility. The above descriptions of the terms of the 2016 Term Loan Facility and the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by reference to such agreements, which are attached as exhibits to this Form 10-Q and Revlon's 2017 Form 10-K.

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
Effective January 1, 2018, the Company operates in four new brand-centric reporting segments, in line with its new organizational structure that is based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics; fragrances; skin care; hair color, hair care and hair treatments; beauty tools; men's grooming products; anti-perspirant deodorants; and other beauty care products.

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2018 were $560.7 million, a $34.2 million decrease, or 5.7%, as compared to $594.9 million in the first quarter of 2017. Excluding the $20 million favorable impact of foreign currency fluctuations (referred to herein as "FX", "XFX" or on an "XFX basis"), consolidated net sales decreased by $54.2 million, or 9.1%, during the first quarter of 2018. The XFX decrease in the first quarter of 2018 was primarily driven by: a $22.8 million, or 9.4%, decline in Revlon segment net sales; a $20.1 million, or 18.5%, decline in Fragrances segment net sales; and a $16.2 million, or 11.1%, decline in Portfolio segment net sales; partially offset by a $4.9 million, or 5.1%, increase in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in the first quarter of 2018 was $91.7 million, compared to consolidated loss from continuing operations, net of taxes, of $37.7 million in the first quarter of 2017. The $54.0 million increase in consolidated loss from continuing operations, net of taxes, in the first quarter of 2018 was primarily due to:

•
a $37.3 million reduction in the benefit from income taxes that was primarily due to the mix and level of earnings, as well as changes resulting from the Tax Act, including the reduction of the U.S. federal income tax rate (which provided for less of a tax benefit on the Company's year to date loss), the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), the U.S. tax on the Company's foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m), partially offset by the impact of reducing the Company's liability under Accounting Principles Board 23, "Indefinite Reinvestment Assertion" ("APB 23");

•
$17.9 million of higher SG&A expenses, primarily driven by unfavorable currency translation, increased brand support, higher investment in product displays, higher compensation due to changes in senior executive management and higher professional service fees related to the Company's digital transformation initiatives, partially offset by lower incentive compensation and lower legal fees;

•	$11.3 million of lower gross profit, primarily due to lower net sales; and

•	a $4.9 million increase in interest expense, primarily due to higher borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	a $13.5 million decrease in acquisition and integration costs.

Net sales in the first quarter of 2018 were negatively impacted by service level disruptions that occurred at the Company's Oxford, North Carolina (N.C.) manufacturing facility resulting from the launch of a new SAP enterprise resource planning ("ERP") system, as previously disclosed in the Revlon’s 2017 Form 10-K. This launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to several large retail customers in the U.S. and is estimated to have resulted in approximately $20 million of lower net sales during the current quarter, as well as approximately $10 million of incremental costs related to unabsorbed factory overhead costs due to lower than normal production levels and non-recurring labor costs in the Oxford, N.C. facility in connection with actions that the Company has implemented to remediate the decline in customer service levels. The Company has implemented a robust service recovery plan and is making significant progress in resolving the customer service level disruptions resulting from the launch of the new ERP system. As of April 2018, the Oxford, N.C. manufacturing facility is back to normal production capacity and the Company is re-filling its pipeline orders.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Recent Developments

April 2018 Amendment to 2016 Revolving Credit Facility
On April 17, 2018 (the “Revolver Amendment Date”), Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches").

The Revolver Amendment provided for the availability and repayment terms of each Tranche, as well as terms governing the payment priorities between the Tranches. Other amendments to the Original 2016 Revolving Credit Facility under the Revolver Amendment included (i) an increase of $15 million to the cap on amounts eligible for inclusion in the borrowing base relating to certain assets located in jurisdictions other than the U.S., Puerto Rico, Canada, and the U.K.; (ii) a reduction to the amount of additional debt generally permitted to be incurred; (iii) a reduction in the amount of incremental debt under 2016 Term Loan Agreement permitted to be incurred pursuant to the 2016 Revolving Credit Agreement; (iv) the removal of temporary increases to the borrowing base between August 15th and October 31st of each year; (v) an increase to threshold conditions in respect of the ability to make certain dividends and distributions on equity during the term of the Tranche B; and (vi) an amendment to the calculation of the financial covenant. See Note 17, “Subsequent Events” for additional information regarding the Revolver Amendment.

Operating Segments

The Company operates in four new reporting segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances:

•
Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers, specialty cosmetic stores and perfumeries in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; Revlon in beauty tools; and Revlon in nail color.

•
Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and ElizabethArden.com e-commerce business under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.

•
Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; CND in nail polishes and nail enhancements, including CND Shellac and CND Vinylux nail polishes; Cutex nail care products; Pure Ice in nail polishes; American Crew in men’s grooming products; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a body care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are both sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.

•
Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture, John Varvatos, All Saints, La Perla, Wildfox, Charlie, Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Shawn Mendes, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, Paul Sebastian, White Shoulders and Jennifer Aniston.

Results of Operations

Consolidated Net Sales:
Consolidated net sales in the first quarter of 2018 were $560.7 million, a $34.2 million decrease, or 5.7%, compared to $594.9 million in the first quarter of 2017. Excluding the $20 million favorable FX impact, consolidated net sales decreased by $54.2 million, or 9.1%, during the first quarter of 2018. The XFX decrease in the first quarter of 2018 was primarily driven by: a $22.8 million, or 9.4%, decline in Revlon segment net sales; a $20.1 million, or 18.5%, decline in Fragrances segment net sales; and a $16.2 million, or 11.1%, decline in Portfolio segment net sales; partially offset by a $4.9 million, or 5.1%, increase in Elizabeth Arden segment net sales.

See "Segment Results" below for further discussion of net sales by segment.

Segment Results:
The Company's management evaluates segment profit for each of the Company's reportable segments. Effective January 1, 2018, the Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are now included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance, which includes the impact of: (i) restructuring and related charges; (ii) acquisition and integration costs; (iii) deferred compensation costs; (iv) charges related to the program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition to further align their organizational structure and distribution arrangements for the purpose of improving its go-to-trade capabilities and execution and to streamline their organization; and (v) costs of sales resulting from a fair value adjustment to inventory acquired in the Elizabeth Arden Acquisition. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 13, "Segment Data and Related Information," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the periods presented. Prior period amounts have been restated to conform to the current period's presentation:

	Net Sales						Segment Profit
	Three Months Ended March 31		Change		XFX Change (a)		Three Months Ended March 31		Change		XFX Change (a)
	2018	2017	$	%	$	%	2018	2017	$	%	$	%
Revlon	$229.1	$243.8	$(14.7)	(6.0)%	$(22.8)	(9.4)%	$2.3	$21.8	$(19.5)	(89.4)%	$(20.0)	(91.7)%
Elizabeth Arden	105.7	95.7	10.0	10.4%	4.9	5.1%	1.5	(0.4)	1.9	N.M	1.4	N.M
Portfolio	134.5	146.6	(12.1)	(8.3)%	(16.2)	(11.1)%	(2.8)	1.5	(4.3)	N.M	(4.7)	N.M
Fragrance	91.4	108.8	(17.4)	(16.0)%	(20.1)	(18.5)%	3.2	8.7	(5.5)	(63.2)%	(5.6)	(64.4)%
Total	$560.7	$594.9	$(34.2)	(5.7)%	$(54.2)	(9.1)%	$4.2	$31.6	$(27.4)	(86.7)%	$(28.9)	(91.5)%
N.M. - Not meaningful
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment
Revlon segment net sales in the first quarter of 2018 were $229.1 million, a $14.7 million, or 6%, decrease compared to $243.8 million in the first quarter of 2017. Excluding the $8.1 million favorable FX impact, total Revlon segment net sales in the first quarter of 2018 decreased by $22.8 million, or 9.4%, compared to the first quarter of 2017. This decrease was primarily driven

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

by lower net sales of Revlon color cosmetics and Revlon ColorSilk hair color as a result of the impacts of service level disruptions at the Company's Oxford, N.C. manufacturing facility and consumption declines in North America.
Revlon segment profit in the first quarter of 2018 was $2.3 million, a $19.5 million, or 89.4%, decrease compared to $21.8 million in the first quarter of 2017. Excluding the $0.5 million favorable FX impact, Revlon segment profit in the first quarter of 2018 decreased by $20 million, or 91.7%, compared to the first quarter of 2017. This decrease was primarily driven by the segment's lower net sales and higher brand support expenses.
Elizabeth Arden Segment
Elizabeth Arden segment net sales in the first quarter of 2018 were $105.7 million, a $10 million, or 10.4%, increase compared to $95.7 million in the first quarter of 2017. Excluding the $5.1 million favorable FX impact, total Elizabeth Arden net sales in the first quarter of 2018 increased by $4.9 million, or 5.1%, compared to the first quarter of 2017. This increase was primarily driven primarily by higher net sales of Elizabeth Arden branded skin care products internationally.
Elizabeth Arden segment profit in the first quarter of 2018 increased to $1.5 million, compared to a loss of $0.4 million in the first quarter of 2017. Excluding the $0.5 million favorable FX impact, Elizabeth Arden segment profit in the first quarter of 2018 increased by $1.4 million, compared to the first quarter of 2017. This increase was primarily driven by the higher net sales in addition to lower cost of sales due to the realization of synergies and cost reductions in the first quarter of 2018, partially offset by higher brand support expenses.

Portfolio Segment
Portfolio segment net sales in the first quarter of 2018 were $134.5 million, a $12.1 million, or 8.3%, decrease compared to $146.6 million in the first quarter of 2017. Excluding the $4.2 million favorable FX impact, total Portfolio segment net sales in the first quarter of 2018 decreased by $16.2 million, or 11.1%, compared to the first quarter of 2017. This decrease was driven primarily by lower net sales of Almay color cosmetics, which were also impacted by the service level disruptions at the Oxford, N.C. manufacturing facility, and lower net sales of both American Crew men's grooming products and Cutex nail care products.
Portfolio segment loss in the first quarter of 2018 was $2.8 million, a $4.3 million decrease compared to $1.5 million of Portfolio segment profit in the first quarter of 2017. Excluding the $0.4 million favorable FX impact, Portfolio segment profit in the first quarter of 2018 decreased by $4.7 million compared to the first quarter of 2017. This decrease was primarily driven by the segment's lower net sales, partially offset by lower brand support expenses.

Fragrances Segment
Fragrance segment net sales in the first quarter of 2018 were $91.4 million, a $17.4 million, or 16.0%, decrease compared to $108.8 million in the first quarter of 2017. Excluding the $2.8 million favorable FX impact, total Fragrance segment net sales in the first quarter of 2018 decreased by $20.1 million, or 18.5%, compared to the first quarter of 2017. This decrease was driven primarily by the loss of certain licenses in 2017 and lower net sales of designer fragrances, including Juicy Couture and John Varvatos licensed fragrances.
Fragrance segment profit in the first quarter of 2018 was $3.2 million, a $5.5 million, or 63%, decrease compared to $8.7 million in the first quarter of 2017. Excluding the $0.1 million favorable FX impact, Fragrance segment profit in the first quarter of 2018 decreased by $5.6 million, or 64.4%, compared to the first quarter of 2017. This decrease was primarily driven by the segment's lower net sales, partially offset by the realization of synergies and cost reductions within costs of sales and SG&A.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:
The following table provides a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended March 31,		Change		XFX Change (a)
	2018	2017	$	%	$	%
Revlon
North America	$116.2	$134.2	$(18.0)	(13.4)%	$(18.4)	(13.7)%
International	112.9	109.6	3.3	3.0%	(4.4)	(4.0)%
Elizabeth Arden
North America	$28.9	$33.5	$(4.6)	(13.7)%	$(4.9)	(14.6)%
International	76.8	62.2	14.6	23.5%	9.8	15.8%
Portfolio
North America	$81.9	$86.7	$(4.8)	(5.5)%	$(5.4)	(6.2)%
International	52.6	59.9	(7.3)	(12.2)%	(10.8)	(18.0)%
Fragrance
North America	$56.4	$67.2	$(10.8)	(16.1)%	$(11.0)	(16.4)%
International	35.0	41.6	(6.6)	(15.9)%	(9.1)	(21.9)%
Total Net Sales	$560.7	$594.9	$(34.2)	(5.7)%	$(54.2)	(9.1)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the first quarter of 2018 decreased by $18 million, or 13.4%, to $116.2 million, compared to $134.2 million in the first quarter of 2017. Excluding the $0.4 million favorable FX impact, Revlon segment net sales in North America in the first quarter of 2018 decreased by $18.4 million, or 13.7%, compared to the first quarter of 2017. This decrease was primarily due to lower net sales of Revlon color cosmetics as a result of continuing declines within the U.S. mass retail channel and the impact of service level disruptions at the Company's Oxford, N.C. manufacturing facility, as well as declines in net sales of Revlon ColorSilk hair color.

International

Internationally, Revlon segment net sales in the first quarter of 2018 increased by $3.3 million, or 3%, to $112.9 million, compared to $109.6 million in the first quarter of 2017. Excluding the $7.7 million favorable FX impact, Revlon segment International net sales in the first quarter of 2018 decreased by $4.4 million, or 4%, compared to the first quarter of 2017. This decrease was driven primarily by lower net sales of Revlon color cosmetics in the Latin America region, primarily due to the service level disruptions discussed above.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the first quarter of 2018 decreased by $4.6 million, or 13.7%, to $28.9 million, compared to $33.5 million in the first quarter of 2017. Excluding the $0.3 million favorable FX impact, Elizabeth Arden segment net sales in North America in the first quarter of 2018 decreased by $4.9 million, or 14.6%, compared to the first quarter of 2017. This decrease was primarily due to decreases in net sales of Elizabeth Arden branded skin care and color cosmetics products.

International

Internationally, Elizabeth Arden segment net sales in the first quarter of 2018 increased by $14.6 million, or 23.5%, to $76.8 million, compared to $62.2 million in the first quarter of 2017. Excluding the $4.8 million favorable FX impact, Elizabeth Arden segment International net sales in the first quarter of 2018 increased by $9.8 million, or 15.8%, compared to the first quarter of

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2017. This increase was driven primarily by higher net sales of Elizabeth Arden branded products in Travel Retail channels and in China.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the first quarter of 2018 decreased by $4.8 million, or 5.5%, to $81.9 million, as compared to $86.7 million in the first quarter of 2017. Excluding the $0.6 million favorable FX impact, Portfolio segment net sales in North America in the first quarter of 2018 decreased by $5.4 million, or 6.2%, compared to the first quarter of 2017. This decrease was primarily driven by lower net sales of Almay color cosmetics and American Crew men's grooming products, partially offset by higher net sales of CND nail products.

International

Internationally, Portfolio segment net sales in the first quarter of 2018 decreased by $7.3 million, or 12.2%, to $52.6 million, compared to $59.9 million in the first quarter of 2017. Excluding the $3.5 million favorable FX impact, Portfolio segment International net sales decreased by $10.8 million, or 18.0%, in the first quarter of 2018, compared to the first quarter of 2017, primarily due to lower net sales of CND nail products throughout the EMEA region.

Fragrance Segment

North America

In North America, Fragrance segment net sales in the first quarter of 2018 decreased by $10.8 million, or 16.1%, to $56.4 million, as compared to $67.2 million in the first quarter of 2017. Excluding the $0.2 million favorable FX impact, Fragrance segment net sales in North America in the first quarter of 2018 decreased by $11 million, or 16.4%, compared to the first quarter of 2017. This decrease was primarily driven by lower net sales of Juicy Couture licensed fragrances and certain other designer and celebrity licensed fragrances.

International

Internationally, Fragrance segment net sales in the first quarter of 2018 decreased by $6.6 million, or 15.9%, to $35 million, compared to $41.6 million in the first quarter of 2017. Excluding the $2.5 million favorable FX impact, Fragrance segment International net sales decreased by $9.1 million, or 21.9%, in the first quarter of 2018, compared to the first quarter of 2017, primarily due to lower net sales of John Varvatos licensed fragrances in the EMEA region.

Gross profit:
The table below shows the Company's gross profit for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Gross profit	$318.1	$329.4	$(11.3)
Percentage of net sales	56.7%	55.4%	1.3%

Gross profit decreased by $11.3 million in the first quarter of 2018, as compared to the first quarter of 2017. Gross profit increased as a percentage of net sales in the first quarter of 2018 by 1.3 percentage points, compared to the first quarter of 2017. The drivers of the increase in gross margin in the first quarter of 2018, as compared to the first quarter of 2017, primarily included:

•
additional inventory costs in the first quarter of 2017 related to the increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, that did not recur in the first quarter of 2018, resulting in an increase in gross margin of 0.7 percentage points;

•	favorable foreign currency fluctuations, which increased gross margin by 0.6 percentage points; and

•	supply chain synergies, which increased gross profit by 0.3 percentage points;
with the foregoing partially offset by:

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•	the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility, which decreased gross margin by 0.4 percentage points; and

•	higher inventory obsolescence reserves, which decreased gross margin by 0.2 percentage points.
Unfavorable sales volume decreased gross profit in the first quarter of 2018 by approximately $40 million, compared to the first quarter of 2017, with no impact on gross margin.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
SG&A expenses	$371.7	$353.8	$17.9
SG&A expenses increased by $17.9 million in the first quarter of 2018, compared to the first quarter of 2017, primarily driven by:

•	$12.2 million of unfavorable FX impacts;

•	higher brand support expenses within the Elizabeth Arden and Revlon segments; and

•
higher general and administrative expenses in the first quarter of 2018 of $2.9 million, primarily driven by higher severance due to changes in senior executive management and higher professional and legal fees, partially offset by lower incentive compensation.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Acquisition Costs	$0.1	$0.6	$(0.5)
Integration Costs	3.9	16.9	(13.0)
Total acquisition and integration costs	$4.0	$17.5	$(13.5)

The Company incurred $4 million of acquisition and integration costs in the first quarter of 2018, consisting primarily of $3.9 million of integration costs related to the integration of Elizabeth Arden and $0.1 million of acquisition costs. The integration costs consisted of non-restructuring costs related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee related costs.
The Company incurred $17.5 million of acquisition and integration costs in the first quarter of 2017, consisting primarily of $0.6 million of acquisition costs and $16.9 million of integration costs related to the integration of Elizabeth Arden. The acquisition costs primarily included legal fees directly attributable to the Elizabeth Arden Acquisition. The integration costs consisted of non-restructuring costs related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Restructuring charges and other, net	$4.1	$1.2	$2.9

EA Integration Restructuring Program

To reduce the Company’s cost of goods sold and SG&A expenses following the Elizabeth Arden Acquisition, the Company identified integration initiatives including consolidating offices, eliminating certain duplicative activities and streamlining back

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

office support, which began in December 2016. The Company realized approximately $7 million of annualized cost reductions in executing these initiatives during the three months ended March 31, 2018.

During the first quarter of 2018, the Company recorded $4.5 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges: (a) $3.4 million were recorded in restructuring charges and included $5.2 million of severance and other personnel costs, offset by a $1.8 million downward adjustment to lease termination costs; and (b) $1.1 million were recorded in cost of sales.

During the first quarter of 2017, the Company recorded $1.1 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of this $1.1 million: (a) charges of $1.2 million were recorded in restructuring charges; and (b) adjustments of $0.1 million were recorded in SG&A expenses.

As of March 31, 2018, to further implement the EA Integration Restructuring Program, the Company anticipates recognizing approximately $90 million to $95 million of total pre-tax restructuring and related charges consisting of: (i) approximately $65 million to $70 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $15 million of lease termination costs; and (iii) approximately $10 million of other related charges.

For further discussion on the EA Integration Restructuring Program and the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Interest expense	$39.9	$35.0	$4.9
The $4.9 million increase in interest expense in the first quarter of 2018, compared to the first quarter of 2017 was primarily due to higher average interest rates on the 2016 Term Loan and higher average borrowings under the 2016 Revolving Credit Facility.

Foreign currency (gains) losses, net:
The table below shows the Company's foreign currency (gains) losses, net for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Foreign currency (gains) losses, net	$(10.6)	$(4.3)	$(6.3)
The $10.6 million in foreign currency gains, net, during the first quarter of 2018, compared to $4.3 million in foreign currency gains, net during the first quarter of 2017, was primarily driven by the net favorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

Provision for income taxes:
The table below shows the Company's benefit from income taxes for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Benefit from income taxes	$(1.6)	$(38.9)	$37.3

The $37.3 million reduction in the Company's benefit from income taxes was primarily due to the mix and level of earnings, as well as changes resulting from the Tax Act, including the reduction of the U.S. federal income tax rate (which provided for less of a tax benefit on the Company's year to date loss), the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), the U.S. tax on the Company's foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m), partially offset by the impact of reducing the Company's liability under APB 23.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company's effective tax rate for the three months ended March 31, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company's foreign earnings under the GILTI provisions of the Tax Act, partially offset by the impact of reducing the Company's liability under APB 23. See Note 11, Income Taxes for a further discussion of the impact of the Tax Act on the Company's provision for income taxes.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At March 31, 2018, the Company had a liquidity position of $110.7 million, consisting of $55.7 million of unrestricted cash and cash equivalents, as well as $55 million in available borrowings under Products Corporation's $400 million 2016 Revolving Credit Facility, based upon the borrowing base of $329.9 million, less $9.9 million of outstanding undrawn letters of credit, $24.2 million of outstanding checks and $240.8 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date. On April 17, 2018, Products Corporation amended the 2016 Revolving Credit Facility agreement, which resulted in an increase to the borrowing capacity under the 2016 Revolving Credit Facility. See Note 17, “Subsequent Events” for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility.
The Company’s foreign operations held $54.2 million out of its total $55.7 million in cash and cash equivalents as of March 31, 2018. The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During 2018, the Company repatriated funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries. The Company believes that the cash generated by its domestic operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period. On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover position. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 11, "Income Taxes" in this Form 10-Q, as well as Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2017 Form 10-K for a further discussion.

Changes in Cash Flows
At March 31, 2018, the Company had cash, cash equivalents and restricted cash of $56.5 million, compared with $87.4 million at December 31, 2017. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(97.3)	$(85.6)
Net cash used in investing activities	(13.7)	(15.4)
Net cash provided by financing activities	77.2	30.4
Effect of exchange rate changes on cash and cash equivalents	2.9	5.3
Net decrease in cash, cash equivalents and restricted cash	(30.9)	(65.3)
Cash, cash equivalents and restricted cash at beginning of period	87.4	186.8
Cash, cash equivalents and restricted cash at end of period	$56.5	$121.5

Operating Activities
Net cash used in operating activities was $97.3 million and $85.6 million for the first three months of 2018 and 2017, respectively. The increase in cash used in the first three months of 2018, compared to the first three months of 2017, was primarily driven by the timing of disbursements in the first quarter of 2018, as compared to the prior year period, and higher interest payments, partially offset by higher account receivable collections, lower inventory purchases and lower payments for incentive compensation.

Investing Activities
Net cash used in investing activities was $13.7 million and $15.4 million for the first three months of 2018 and 2017, respectively, which included $13.7 million and $15.4 million of cash used for capital expenditures, respectively. Capital expenditures in the first quarter of 2018 included approximately $4 million for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by financing activities was $77.2 million and $30.4 million for the first three months of 2018 and 2017, respectively.
Net cash provided by financing activities for the first quarter of 2018 primarily included:

•	$83.8 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$4.5 million of repayments under the 2016 Term Loan Facility.
Net cash provided by financing activities for the first quarter of 2017 primarily included:

•	$40.9 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$4.5 million of repayments under the 2016 Term Loan facility; and

•	$3.4 million decrease in short-term borrowings and overdraft.

Long-Term Debt Instruments
For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" in Revlon's 2017 Form 10-K. See Note 17, “Subsequent Events” for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of March 31, 2018. At March 31, 2018, the aggregate principal amounts outstanding under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility were $1,773 million and $240.8 million, respectively. At March 31, 2018, availability under the $400 million 2016 Revolving Credit Facility was $55 million, based upon the calculated borrowing base of $329.9 million, less $9.9 million of outstanding undrawn letters of credit, $24.2 million in outstanding checks and $240.8 million then drawn on the 2016 Revolving Credit Facility. As previously noted, on April 17, 2018, Products Corporation amended the 2016 Revolving Credit Facility Agreement. As a result of this Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million, compared to the approximately $330 million borrowing base at March 31, 2018, and provided the Company with an additional $36 million of available borrowing capacity as of April 17, 2018.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of March 31, 2018.

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
The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2018 were $1.8 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $10 million in the aggregate for 2018. The Company’s cash taxes paid in the first three months of 2018 were $2.6 million. The Company expects to pay cash taxes of approximately $15 million to $20 million in the aggregate during 2018. On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years, and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover position. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 11, "Income Taxes" in this Form 10-Q, as well as Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2017 Form 10-K for a further discussion.
The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2018 were $14.2 million and $13.7 million, respectively. Capital expenditures for the first three months of 2018 included approximately $4 million of spend for the EA Integration Restructuring Program. The Company expects that purchases of permanent wall displays will be approximately $55 million to $70 million during 2018 and expects that capital expenditures will be approximately $90 million to $110 million in 2018.
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
During February 2018, the Company launched its new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that have impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to several large retail customers in the U.S. In response, the Company has implemented a robust service recovery plan and is making significant progress in resolving the customer service level disruptions resulting from the launch of the new ERP system. As of April 2018, the Oxford, N.C. manufacturing facility is back to normal production capacity and the Company is re-filling its pipeline orders. These disruptions have reduced the Company’s accounts receivable on a temporary basis, which has impacted the Company’s borrowing base under the 2016 Revolving Credit Facility. The Company continues to believe that its current sources of liquidity are sufficient. See Note 17, “Subsequent Events” for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility. See also Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K for further discussion regarding the Company’s implementation of its new ERP system and those related to the Company’s substantial indebtedness.
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Elizabeth Arden Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2018, including payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, severance not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade.
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements and/or the Senior Notes Indentures and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At March 31, 2018 and December 31, 2017, the U.S. Dollar notional amount of the FX Contracts outstanding was nil and $147.1 million, respectively. The FX Contracts outstanding had a net liability fair value of $0.5 million at March 31, 2018.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap, which initially had a floor of 1%, that in December 2016 was amended to 0.75%, expires in May 2018. Refer to Note 9, "Financial Instruments" for more information on this interest rate swap transaction.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.6 million for both March 31, 2018 and December 31, 2017. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of March 31, 2018, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Revlon's 2017 Form 10-K. See Note 17, “Subsequent Events” for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility.

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

For a discussion of the Company's critical accounting policies, see Revlon's 2017 Form 10-K.

Effect of Recently Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

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
The qualitative and quantitative information presented in Item 7A of Revlon's 2017 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2017. The following tables present this information as required by Item 7A as of March 31, 2018.

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value March 31, 2018
Debt
Short-term variable rate (third party - various currencies)	$8.9						$8.9	$8.9
Average interest rate (a)	4.7%
Short-term fixed rate (third party - EUR)	$1.9						$1.9	$1.9
Average interest rate	11.7%
Long-term fixed rate (third party - USD)				$500.0		$450.0	$950.0	$657.0
Average interest rate				5.75%		6.25%
Long-term fixed rate (third party - EUR)	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.6	$0.6
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (b)	$254.3	$18.0	$18.0	$18.0	$18.0	$1,687.5	$2,013.8	$1,623.7
Average interest rate (a)(c)	4.4%	6.0%	6.1%	6.1%	6.2%	6.2%
Total debt	$265.2	$18.1	$18.1	$518.1	$18.1	$2,137.6	$2,975.2	$2,292.1

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at March 31, 2018.

(b)	Includes total quarterly amortization payments required for each year under the 2016 Term Loan Facility and borrowings under the 2016 Revolving Credit Facility.

(c)
At March 31, 2018, the interest rate for the 2016 Term Loan Facility was the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.5% per annum (with the Eurodollar Rate not to be less than 0.75%). At March 31, 2018, the interest rate for the 2016 Revolving Credit Facility was 3.8% per annum, which is based primarily on the Eurodollar Rate plus the applicable margin, as described in the Revlon's 2017 Form 10-K. See Note 17, “Subsequent Events” for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility.

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of March 31, 2018, a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by approximately $16.4 million.
At March 31, 2018 and December 31, 2017, the fair value of the 2013 Interest Rate Swap was a liability of $0.1 million and $0.9 million, respectively. See "Financial Condition, Liquidity and Capital Resources - Derivative Financial Instruments" for additional detail on the 2013 Interest Rate Swap.
As a result of completely refinancing the Old Acquisition Term Loan in connection with the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the De-designation Date, the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value are accounted for as a component of other non-operating expenses. Accumulated deferred losses of $0.2 million, or $0.1 million net of tax, at March 31, 2018 that were previously recorded as a component of accumulated other comprehensive loss will be amortized to earnings over the remaining term of the 2013 Interest Rate Swap through its maturity.

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

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). During February 2018, the Company implemented its new ERP system that supports a significant portion of the Company's business in North America, which resulted in certain changes to the Company's processes and procedures. While this new ERP implementation has resulted in service level disruptions in the Company's Oxford, N.C. manufacturing facility, the ERP implementation has not materially affected, nor is it reasonably likely to materially affect, the Company's ICFR.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the interim period ended March 31, 2018, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

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

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Elizabeth Arden Acquisition, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
the Company’s belief that its new operating structure, built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, is designed to improve financial performance, build brand equity and successfully compete in a digitally-driven landscape;

(v)
certain beliefs and expectations regarding actions that the Company is pursuing to implement a robust service recovery plan and that it is making significant progress in resolving the customer service level disruptions resulting from the launch of its new ERP system;

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

(vii)
the Company’s expectation that operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2018, including the cash requirements referred to in item (ix) below, and the Company's belief that (a) the cash generated by its domestic operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(viii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(ix)
the Company's expected principal uses of funds, including amounts required for payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions, if any); severance not otherwise included in the Company’s restructuring programs; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

(x)
matters concerning the Company's market-risk sensitive instruments, including that any risk of loss under its derivative instruments arising from any non-performance by any of the counterparties is remote;

(xi)
the Company's expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables, accounts payable and controls on general and administrative spending;  the effects of service level disruptions to the Company’s manufacturing operations as a result of the launch of its new ERP system and actions that the Company is taking to implement a service recovery plan; and the Company’s belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;

(xii)	the Company’s expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;

(xiii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and, with respect to the Tax Act, the Company’s expectation that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, that the Tax Act’s limitation on interest deductibility will not impact the Company’s 2018 federal cash taxes due to its net operating loss position, and that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018;

(xiv)
the Company's belief that the allegations contained in the Third Consolidated Amended Class Action Complaint are without merit and its plans to continue to vigorously defend against them and its belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period;

(xv)	certain estimates used by management in estimating the fair value of the assets acquired in the Elizabeth Arden Acquisition and in valuing other assets and liabilities; and

(xvi)	the Company's expected benefits and other impacts from the Elizabeth Arden Acquisition.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2017 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2018 and 2017 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers; and/or supply disruptions at the Company’s manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, synergy and integration program costs and expenses related to the Elizabeth Arden Acquisition; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving our financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to optimally integrate the Elizabeth Arden business which could result in less than expected synergies and/or cost reductions, more than expected costs to achieve the expected synergies and/or cost reductions or delays in achieving the expected synergies and/or cost reductions and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities;

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to improve financial performance, build brand equity and successfully compete in a digitally-driven landscape, such as: (a) greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; (b) the Company’s inability to address the pace and impact of this new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; (c) the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; (d) difficulties, delays and/or the Company's inability to (in whole or in part): (1) develop and implement effective content to enhance its online retail position; (2) improve its consumer engagement across social media platforms; and/or (3) transform its technology and data to support efficient management of its digital infrastructure; and/or (e) the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability;

(v)
difficulties, delays in and/or less than expected results from the Company’s efforts to resolve the customer service level disruptions resulting from the launch of its new ERP system, such as the Company’s inability to remedy the ERP systems issues in time to recover lost sales; the ERP implementation continuing to disrupt the Company's operations and its ability to fulfill customer orders; the Company incurring greater than expected expedited shipping fees and other unanticipated expenses in connection with the remedial actions; and/or greater than expected customer reaction to the service level disruptions that could lead to decreased shelf space or loss of sales;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 21, "Commitments and Contingencies" to the Consolidated Financial Statements in Revlon's 2017 Form 10-K, for further discussion.
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
The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and on November 20, 2017, the defendants' motion was granted and the case was dismissed, with leave to amend under limited circumstances. On December 8, 2017, plaintiffs filed a Third Amended Complaint, seeking relief on the same grounds sought in the First and Second Amended Complaints, but alleged as direct, as opposed to derivative, claims. On January 12, 2018, the defendants once again moved to dismiss. The motion was heard on March 29, 2018 and the parties await a decision. The Company believes the allegations contained in the Third Consolidated Amended Class Action Complaint are without merit and intends to continue to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
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

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors discussed in Part I, Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

4.1
Amendment No. 1, dated as of April 17, 2018, among Revlon Consumer Products Corporation, Revlon, Inc., the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018).

4.2
Amendment Agreement No. 1 to Canada - ABL Collateral Agreement, dated as of April 17, 2018, among Revlon Canada Inc., Elizabeth Arden (Canada) Limited and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018).

*10.1	Employment Agreement, dated as of March 14, 2018, by and among Revlon, Products Corporation and Debra Perelman.
*10.2	Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan.
*31.1	Certification of Paul Meister, Principal Executive Officer, dated May 10, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 10, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Paul Meister, Principal Executive Officer, dated May 10, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Victoria Dolan, Chief Financial Officer, dated May 10, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2018

Revlon, Inc.
(Registrant)

By: /s/ Paul Meister	By: /s/ Victoria Dolan	By: /s/ Wendel F. Kralovich
Paul Meister	Victoria Dolan	Wendel F. Kralovich
Executive Vice Chairman & Director	Chief Financial Officer	Senior Vice President,
Chief Accounting Officer
& Corporate Controller