Form 10-Q
period 2018-06-30
REVLON INC /DE/
filed 2018-08-09
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, 52,831,084 shares of Class A Common Stock were outstanding. At such date, 44,573,187 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81.6	$87.1
Trade receivables, less allowance for doubtful accounts of $12.6 and $13.5 as of June 30, 2018 and December 31, 2017, respectively	381.9	444.8
Inventories	565.4	497.9
Prepaid expenses and other assets	165.9	113.4
Total current assets	1,194.8	1,143.2
Property, plant and equipment, net of accumulated depreciation of $403.8 and $385.5 as of June 30, 2018 and December 31, 2017, respectively	363.0	372.7
Deferred income taxes	161.2	138.0
Goodwill	692.2	692.5
Intangible assets, net of accumulated amortization of $150.3 and $130.9 as of June 30, 2018 and December 31, 2017, respectively	570.3	592.1
Other assets	110.4	118.4
Total assets	$3,091.9	$3,056.9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings*	$29.8	$12.4
Current portion of long-term debt	388.0	170.2
Accounts payable	338.0	336.9
Accrued expenses and other current liabilities	432.3	412.8
Total current liabilities	1,188.1	932.3
Long-term debt	2,649.3	2,653.7
Long-term pension and other post-retirement plan liabilities	167.2	172.8
Other long-term liabilities	68.0	68.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share; 900,000,000 shares authorized; 54,625,867 and 54,556,100 shares issued as of June 30, 2018 and December 31, 2017, respectively	0.5	0.5
Additional paid-in capital	1,048.5	1,040.0
Treasury stock, at cost: 1,385,198 and 1,114,528 shares of Class A Common Stock as of June 30, 2018 and December 31, 2017, respectively	(25.2)	(21.7)
Accumulated deficit	(1,773.6)	(1,560.8)
Accumulated other comprehensive loss	(230.9)	(228.4)
Total stockholders’ deficiency	(980.7)	(770.4)
Total liabilities and stockholders’ deficiency	$3,091.9	$3,056.9

* Includes $15 million of borrowings at June 30, 2018 under the 2018 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Incorporated, a related party. See Note 7, “Long-term Debt,” for more information.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted) (*)		(as adjusted)(*)
Net sales	$606.8	$645.7	1,167.5	$1,240.6
Cost of sales	259.6	268.4	502.2	533.9
Gross profit	347.2	377.3	665.3	706.7
Selling, general and administrative expenses	374.6	358.4	746.3	712.2
Acquisition and integration costs	4.6	10.0	8.6	27.5
Restructuring charges and other, net	5.9	3.7	10.0	4.9
Loss on disposal of minority investment	20.1	—	20.1	—
Operating (loss) income	(58.0)	5.2	(119.7)	(37.9)
Other expenses:
Interest expense	42.8	36.7	82.7	71.7
Amortization of debt issuance costs	3.0	2.3	5.3	4.5
Foreign currency losses (gains)	20.2	(9.4)	9.6	(13.7)
Miscellaneous, net	0.2	0.8	0.2	1.4
Other expenses	66.2	30.4	$97.8	63.9
Loss from continuing operations before income taxes	(124.2)	(25.2)	(217.5)	(101.8)
(Benefit from) provision for income taxes	(2.8)	11.9	(4.4)	(27.0)
Loss from continuing operations, net of taxes	(121.4)	(37.1)	(213.1)	(74.8)
(Loss) income from discontinued operations, net of taxes	(1.1)	0.6	0.3	0.9
Net loss	$(122.5)	$(36.5)	$(212.8)	$(73.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (a)	(4.9)	1.8	(7.4)	6.5
Amortization of pension related costs, net of tax (b)(c)	2.1	2.1	4.2	4.1
Pension curtailment, net of tax(d)	—	—	—	2.6
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	0.1	0.6	0.7	1.2
Other comprehensive income, net	(2.7)	4.5	(2.5)	14.4
Total comprehensive loss	$(125.2)	$(32.0)	$(215.3)	$(59.5)

Basic (loss) earnings per common share:
Continuing operations	$(2.30)	$(0.70)	$(4.04)	$(1.42)
Discontinued operations	(0.02)	—	0.01	0.01
Net loss	$(2.32)	$(0.70)	$(4.03)	$(1.41)

Diluted (loss) earnings per common share:
Continuing operations	$(2.30)	$(0.70)	$(4.04)	$(1.42)
Discontinued operations	(0.02)	—	0.01	0.01
Net loss	$(2.32)	$(0.70)	$(4.03)	$(1.41)

Weighted average number of common shares outstanding:
Basic	52,823,326	53,096,935	52,748,913	52,569,473
Diluted	52,823,326	53,096,935	52,748,913	52,569,473

(*)
Adjusted as a result of the adoption of certain accounting pronouncements during 2018. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

(a)	Net of tax expense of nil and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and nil and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

(b)
Net of tax expense of $0.2 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

(c)
This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(d)	Net of tax expense of $0.3 million for the six months ended June 30, 2017.

(e)	Net of tax benefit of a $0.3 million for each of the three months ended June 30, 2018 and 2017, and $0.5 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	—	(3.5)	—	—	(3.5)
Stock-based compensation amortization	—	8.5	—	—	—	8.5
Net loss	—	—	—	(212.8)	—	(212.8)
Other comprehensive loss, net (b)	—	—	—	—	(2.5)	(2.5)
Balance, June 30, 2018	$0.5	$1,048.5	$(25.2)	$(1,773.6)	$(230.9)	$(980.7)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of 161,804 shares of Revlon Class A Common Stock during the six months ended June 30, 2018 to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares for certain senior executives. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $21.65 during the six months ended June 30, 2018, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $3.5 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018 (the "2017 Form 10-K"), for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 12, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212.8)	$(73.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79.3	73.8
Foreign currency gains from re-measurement	9.8	(15.3)
Amortization of debt discount	0.6	0.6
Stock-based compensation amortization	8.5	4.4
Benefit from deferred income taxes	(26.0)	(36.5)
Amortization of debt issuance costs	5.3	4.5
Non-cash loss on disposal of minority investment	18.6	—
Loss on sale of certain assets	0.4	0.4
Pension and other post-retirement cost	1.2	1.1
Change in assets and liabilities:
Decrease in trade receivables	54.4	42.4
Increase in inventories	(74.9)	(85.9)
Increase in prepaid expenses and other current assets	(55.4)	(29.0)
Increase in accounts payable	10.9	47.0
Increase (decrease) in accrued expenses and other current liabilities	19.9	(42.0)
Pension and other post-retirement plan contributions	(3.8)	(3.9)
Purchases of permanent displays	(35.6)	(26.3)
Other, net	9.5	(0.6)
Net cash used in operating activities	(190.1)	(139.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.8)	(39.6)
Net cash used in investing activities	(29.8)	(39.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	13.2	(6.7)
Net borrowings under the 2016 Revolving Credit Facility	219.7	87.5
Repayments under the 2016 Term Loan Facility	(9.0)	(9.0)
Payment of financing costs	(2.9)	(0.9)
Tax withholdings related to net share settlements of restricted stock units and awards	(3.5)	(2.5)
Other financing activities	(0.6)	(1.0)
Net cash provided by financing activities	216.9	67.4
Effect of exchange rate changes on cash and cash equivalents	(2.1)	8.3
Net decrease in cash, cash equivalents and restricted cash	(5.1)	(103.1)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.4	186.8
Cash, cash equivalents and restricted cash at end of period (a)	$82.3	$83.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$80.8	$70.5
Income taxes, net of refunds	6.5	8.0

(a) The amounts for cash and cash equivalents shown above include restricted cash of $0.7 million and $0.5 million as of June 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively, which represent cash on deposit to support the Company's outstanding undrawn letters of credit and were included within other assets in the Company's consolidated balance sheets.

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
Effective January 1, 2018, the Company implemented the brand-centric organizational structure previously announced in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 17, 2017. The new structure is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four new reporting segments. As a result, prior period information for certain amounts has been reclassified to conform with the current period's presentation. For further information, refer to Note 13, "Segment Data and Related Information."
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

Recent Transactions

The Company, through a subsidiary, had a minority investment in a third party whose subsidiaries licensed certain brand names from the Company for use in their operations. The Company's investment was in the form of a collateralized convertible note, was accounted for using the cost method and was included in other assets on the Company's consolidated balance sheet. In June 2018, the Company entered into an agreement to terminate the arrangement with the unrelated third party. After a brief transition period, the right to use the licensed brand names will revert to the Company. As a result of this termination, the Company recognized a loss on investment of approximately $20.1 million comprised of a one-time $1.5 million cash termination payment and non-cash charges of $18.6 million, primarily related to the write-off of the investment's carrying value.

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
As a result, the adoption of the new guidance under ASU No. 2014-09 did not have a material impact on the Company's revenues, results of operations or financial condition. The Company has expanded its financial statement disclosures as required by this new standard. See Note 13, "Segment Data and Related Information," for additional disclosures provided as a result of this ASU.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Other

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC would be presented separately from this line item and below any subtotal of operating income; companies will need to disclose the line items used to present these other components of NPPC and NPPBC, if not separately presented in the statement of operations. In addition, only the service cost component would be eligible for capitalization in assets. The Company adopted ASU No. 2017-07 as of January 1, 2018 and while the adoption did not have a material impact on the Company's results of operations, financial condition and/or financial statement disclosures, it did result in net periodic benefit cost (income) of $0.5 million and $(0.1) million for the three and six months ended June 30, 2017, respectively, previously reported in cost of sales and selling, general and administrative ("SG&A") expenses in the Company's Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income, being reclassified below operating income in the miscellaneous, net line item. See Note 10, "Pension and Post-Retirement Benefits" for more information.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU No. 2016-02 beginning as of January 1, 2019. Upon initial evaluation, the Company believes that the main change as a result of the adoption will be the recognition of its lease liabilities and corresponding right-of-use assets on the Company's balance sheet, but expects minimal impact to its statement of operations or cash flows. The Company continues to assess the impact that the adoption of this new guidance will have on its financial statements.

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
In connection with implementing the EA Integration Restructuring Program, the Company expects to recognize approximately $90 million to $95 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) approximately $70 million to $75 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $10 million of lease termination costs; and (iii) approximately $10 million of other related charges.
A summary of the EA Integration Restructuring Charges incurred through June 30, 2018 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs		Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2017	$62.8	$5.0		$67.8	$1.4	$3.0	$72.2
Charges incurred during the six months ended June 30, 2018	9.9	(1.8)	(a)	8.1	0.3	—	8.4
Cumulative charges incurred through June 30, 2018	$72.7	$3.2		$75.9	$1.7	$3.0	$80.6
(a) Primarily represents the reversal of lease termination costs related to certain re-occupied office space.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) Inventory adjustments are recorded within cost of sales in the Company’s consolidated statement of operations and comprehensive (loss) income.
(c) Other related charges are recorded within SG&A in the Company’s consolidated statement of operations and comprehensive (loss) income.
A summary of the EA Integration Restructuring Charges incurred through June 30, 2018 by reportable segment is presented in the following table:

	Charges incurred during the six months ended June 30, 2018	Cumulative charges incurred through June 30, 2018
Revlon	$6.2	$30.8
Elizabeth Arden	(0.1)	12.7
Portfolio	0.6	14.0
Fragrances	1.4	18.4
Total	$8.1	$75.9

The Company expects that cash payments will total $90 million to $95 million in connection with the EA Integration Restructuring Charges, of which $55.4 million were paid through June 30, 2018. The remaining balance is expected to be substantially paid by the end of 2020.

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2018	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at June 30, 2018
EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$25.8	$9.9	$(0.2)	$(12.1)	$—	$23.4
Other	3.9	(1.5)	—	(0.8)	—	1.6
Total EA Integration Restructuring Program	29.7	8.4	(0.2)	(12.9)	—	25.0

Other individually immaterial actions:(b)
Employee severance and other personnel benefits	2.5	1.9	—	(1.2)	—	3.2
Other	1.7	—	—	—	—	1.7
Total other individually immaterial actions	4.2	1.9	—	(1.2)	—	4.9
Total restructuring reserve	$33.9	$10.3	$(0.2)	$(14.1)	$—	$29.9

(a) Includes $0.3 million in charges related to inventory adjustments and other restructuring-related charges that were reflected within cost of sales in the Company’s June 30, 2018 Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b) Consists primarily of: (i) costs related to the program that Elizabeth Arden commenced prior to the Company’s acquisition of Elizabeth Arden, Inc. (“Elizabeth Arden” and the “Elizabeth Arden Acquisition”) on September 7, 2016 (the “Elizabeth Arden Acquisition Date”) to further align their organizational structure and distribution arrangements for the purpose of improving their go-to-trade capabilities and execution and to streamline their organization (the "Elizabeth Arden 2016 Business Transformation Program"); and (ii) costs related to the Company's September 2015 restructuring actions taken to drive certain organizational efficiencies, including reducing general and administrative expenses, within the Company's Revlon and Portfolio segments (the "2015 Efficiency Program"). Actions under the 2015 Efficiency Program were substantially completed by the end of 2017. Total restructuring and related charges incurred for the 2015 Efficiency Program were $7.6 million, of which $7.2 million resulted in cash payments.
At June 30, 2018 and December 31, 2017, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$—	$—	$—	$—
(Loss) income from discontinued operations, before taxes	(1.1)	0.6	0.3	0.9
Provision for income taxes	—	—	—	—
(Loss) income from discontinued operations, net of taxes	(1.1)	0.6	0.3	0.9

As of June 30, 2018 and December 31, 2017, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$1.3	$1.3
Trade receivables, net	0.2	0.2
Total current assets	1.5	1.5
Total assets	$1.5	$1.5

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.4	3.5
Total current liabilities	3.9	4.0
Total liabilities	$3.9	$4.0

4. INVENTORIES

As of June 30, 2018 and December 31, 2017, the Company's inventory balances consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials and supplies	$170.2	$123.4
Work-in-process	35.9	22.0
Finished goods	359.3	352.5
	$565.4	$497.9

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Effective January 1, 2018, the Company implemented its brand-centric organizational structure that is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

within each reporting segment using a relative fair value allocation approach as outlined in ASC 350, Intangibles - Goodwill and Other.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments, following the relative fair value allocation approach, as well as any changes in goodwill by segment during the six months ended June 30, 2018:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2018	$265.3	$189.5	$116.9	$120.8	$692.5
Foreign currency translation adjustment	(0.2)	(0.1)	—	—	(0.3)
Balance at June 30, 2018	$265.1	$189.4	$116.9	$120.8	$692.2

Cumulative goodwill impairment charges(a)					$37.2
(a) Cumulative goodwill impairment charges relate to impairments recognized in 2015 and 2017; no impairment charges were recognized during the six months ended June 30, 2018.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of June 30, 2018 and December 31, 2017:

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.1	$(82.8)	$189.3	13
Customer relationships	249.1	(54.4)	194.7	13
Patents and internally-developed intellectual property	20.8	(9.1)	11.7	6
Distribution rights	31.0	(3.2)	27.8	16
Other	1.3	(0.8)	0.5	1
Total finite-lived intangible assets	$574.3	$(150.3)	$424.0

Indefinite-lived intangible assets:
Trade names	$146.3	N/A	$146.3
Total indefinite-lived intangible assets	$146.3	N/A	$146.3

Total intangible assets	$720.6	$(150.3)	$570.3

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.4	$(72.8)	$198.6	13
Customer relationships	250.6	(46.8)	203.8	13
Patents and internally-developed intellectual property	20.8	(8.4)	12.4	7
Distribution rights	31.0	(2.3)	28.7	17
Other	1.3	(0.6)	0.7	2
Total finite-lived intangible assets	$575.1	$(130.9)	$444.2

Indefinite-lived intangible assets:
Trade names	$147.9	N/A	$147.9
Total indefinite-lived intangible assets	$147.9	N/A	$147.9

Total intangible assets	$723.0	$(130.9)	$592.1
Amortization expense for finite-lived intangible assets was $10.2 million and $10.3 million for the three months ended June 30, 2018 and 2017, respectively, and $20.2 million and $22.2 million for the six months ended June 30, 2018 and 2017, respectively.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of June 30, 2018:

Estimated Amortization Expense
2018	$20.1
2019	37.7
2020	37.0
2021	36.0
2022	34.6
Thereafter	258.6
Total	$424.0

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. ACCRUED EXPENSES AND OTHER

As of June 30, 2018 and December 31, 2017, the Company's accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Compensation and related benefits	$66.9	$59.6
Advertising and promotional costs	83.9	84.0
Sales returns and allowances	61.6	61.7
Taxes	46.5	48.4
Restructuring reserve	29.2	33.3
Interest	23.7	23.8
Other	120.5	102.0
	$432.3	$412.8

7. LONG-TERM DEBT

As of June 30, 2018 and December 31, 2017, the Company's debt balances consisted of the following:

	June 30, 2018	December 31, 2017
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs(a)	$1,730.2	$1,735.9
2016 Revolving Credit Facility due 2021, net of debt issuance costs(b)	369.9	152.1
5.75% Senior Notes due 2021, net of debt issuance costs(c)	495.8	495.1
6.25% Senior Notes due 2024, net of debt issuance costs(d)	440.9	440.3
Spanish Government Loan due 2025	0.5	0.5
	$3,037.3	$2,823.9
Less current portion(*)	(388.0)	(170.2)
	$2,649.3	$2,653.7

Short-term borrowings(e)	$29.8	$12.4
(*) At June 30, 2018, the Company classified $388.0 million as its current portion of long-term debt, comprised primarily of $369.9 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2017, the Company classified $170.2 million as its current portion of long-term debt, comprised primarily of $152.1 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18.1 million of amortization payments on the 2016 Term Loan Facility.
(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at June 30, 2018 was $1,768.5 million.
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the 2016 Revolving Credit Facility agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B matures on April 17, 2019. Total borrowings at face amount under Tranche A and Tranche B under the 2016 Revolving Credit Facility at June 30, 2018 were $336.6

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

million (excluding $9.8 million of outstanding undrawn letters of credit) and $40.1 million, respectively (the 2016 Term Loan Facility and the 2016 Revolving Credit Facility, as amended, are collectively referred to as the "2016 Senior Credit Facilities").
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at June 30, 2018 was $500 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at June 30, 2018 was $450 million.
(e) Includes $15 million of borrowings at June 30, 2018 under the 2018 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Incorporated, a related party, discussed below.

Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches").
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
As a result of the Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million, compared to a borrowing base of approximately $350 million at March 31, 2018, and provided the Company with an additional $35 million of available borrowing capacity upon entering into the Revolver Amendment, which availability increased to $40.1 million as of June 30, 2018, which was fully drawn at such date.
Following is an updated description of Products Corporation’s 2016 Senior Credit Facilities, after giving effect to the April 2018 Revolver Amendment:
2016 Senior Credit Facilities
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1.8 billion 2016 Term Loan Facility (the "2016 Term Loan Facility" and such agreement being the "2016 Term Loan Agreement"); and (ii) the 5-year $400 million 2016 Revolving Credit Facility (the "Original 2016 Revolving Credit Facility" and such agreement being the "Original 2016 Revolving Credit Agreement"). Products Corporation also completed the issuance of $450 million aggregate principal amount of its 6.25% Senior Notes due 2024. The proceeds of Products Corporation's issuance of the 6.25% Senior Notes and the 2016 Term Loan Facility, together with approximately $35 million of borrowings under the Original 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350 million aggregate principal amount outstanding of the then-existing Elizabeth Arden Senior Notes (the "Elizabeth Arden Senior Notes"); (ii) repaying the entire $142 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55 million liquidation preference of all 50,000 shares of Elizabeth Arden's then-issued and outstanding preferred stock (which amount included a $5 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

under Products Corporation’s then-existing 2011 Term Loan (the "2011 Term Loan") and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such repayment) (together with the 2011 Term Loan, the "Old Term Loan Agreement" and the "Old Term Loan Facility," respectively). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock. See Note 17, "Subsequent Events" for discussion of the euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million that various foreign subsidiaries of Products Corporation entered into in July 2018.
2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated.

Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s subsidiaries, including Elizabeth Arden and its subsidiaries (collectively, the "Restricted Group"), are subject to the covenants under the 2016 Term Loan Agreement. The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), certain foreign subsidiaries, as well as by Revlon, on a limited recourse basis. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions). The obligors and guarantors under the 2016 Term Loan Facility and the 2016 Revolving Credit Facility are identical. The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the "Revolving Facility Collateral") rank second in priority to the liens thereon securing the 2016 Revolving Credit Facility. The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the "Term Loan Collateral"), rank first in priority to the liens thereon securing the 2016 Revolving Credit Facility, while the liens thereon securing the 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.

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
2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the Original 2016 Revolving Credit Agreement, which was amended and restated on April 12, 2018 pursuant to the Revolver Amendment, and for which Citibank, N.A. acts as administrative agent and collateral agent. After giving effect to the Revolver Amendment, the 2016 Revolving Credit Facility has an aggregate maximum availability of $441.5 million (with a $100 million sublimit for letters of credit and up to $70 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $33.5 million and (y) the excess of the borrowing base over the amounts of then-effective commitments. The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation in respect of the Tranche A under the 2016 Revolving Credit Facility continues to be based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) the lesser of (A) the sum of (x) 75% of the net orderly liquidation value in respect of eligible equipment and (y) 75% of the mortgage value of eligible real property and (B) $40 million and (iv) qualified restricted cash (capped at $75 million), which are collectively subject to certain availability reserves set by the administrative agent. The borrowing base calculation in respect of the Tranche B under the 2016 Revolving Credit Facility is based on the sum of: (i) 10% of eligible accounts receivable and (ii) the lesser of 10% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory, which are collectively subject to certain availability reserves set by the administrative agent. Tranche B under the 2016 Revolving Credit Facility matures on April 17, 2019. Tranche A under the 2016 Revolving Credit Facility continues to mature on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million.

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

Interest and Fees: Under the 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to (A) in the case of the Tranche A, 0.25%, 0.50% or 0.75%, or (B) in the case of the Tranche B, 1.50%, 1.75% or 2.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to (A) in the case of the Tranche A, 1.25%, 1.50% or 1.75%, or (B) in the case of the Tranche B, 2.50%, 2.75% or 3.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time), at Products Corporation’s option. The applicable margin decreases as average excess availability under the 2016 Revolving Credit Facility increases.

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

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain "payment conditions" for asset-based credit facilities are satisfied. The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s "Liquidity Amount" (defined in the 2016 Revolving Credit Agreement as the Borrowing Base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense and scheduled principal payments under the 2016 Term Loan Agreement for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility. As Products Corporation’s consolidated fixed charge coverage ratio at June 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $43.7 million Liquidity Amount at such date, as a result of which the Company had approximately $6.5 million in available borrowing capacity under the 2016 Revolving Credit Facility as of June 30, 2018.

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

2018 Senior Line of Credit Facility
In June 2018, Products Corporation entered into a 2018 Senior Unsecured Line of Credit Agreement (the "2018 Senior Line of Credit Agreement") providing Products Corporation with a $50 million senior unsecured line of credit (the "2018 Senior Line of Credit Facility") from MacAndrews & Forbes Incorporated, Revlon’s majority stockholder. At such time, MacAndrews & Forbes Incorporated, together with its affiliates, beneficially owned 44,573,187 shares of Revlon’s Class A common stock, representing approximately 84.4% of Revlon’s outstanding shares of voting capital stock. The 2018 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2018.
Any loans outstanding under the 2018 Senior Line of Credit Facility bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash on September 30, 2018 and at maturity. Products Corporation may, at its option, prepay any borrowings under the 2018 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation is required to repay any outstanding loans under the 2018 Senior Line of Credit Facility, together with accrued interest thereon, if and to the extent that: (i) Products Corporation or any of its subsidiaries enters into a new financing agreement under which it or any of its subsidiaries is then able to draw; or (ii) for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment under this clause (ii) would not result in material adverse tax consequences.
The 2018 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2018 Senior Line of Credit Agreement if there exists and continues an event default under Products

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Corporation’s existing bank term loan and revolver credit agreements or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Incorporated may declare all outstanding loans under the 2018 Senior Line of Credit Facility to be due and payable immediately.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities and the 2018 Senior Line of Credit Facility as of June 30, 2018. At June 30, 2018, the aggregate principal amounts outstanding and availability under Products Corporation’s various credit facilities were as follows:

	Aggregate principal amount outstanding at June 30, 2018	Availability at June 30, 2018*
Tranche A of the 2016 Revolving Credit Facility(a)	$336.6	$50.2
Tranche B of the 2016 Revolving Credit Facility(b)	40.1	—
2018 Senior Line of Credit Facility	15.0	35.0
(a) Based upon the calculated borrowing base of $396.6 million, less $9.8 million of outstanding undrawn letters of credit and $336.6 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio at June 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $43.7 million Liquidity Amount at such date, as a result of which the Company had approximately $6.5 million in available borrowing capacity under the 2016 Revolving Credit Facility as of June 30, 2018.
(b) Based upon the calculated borrowing base of $40.1 million, which was fully drawn at June 30, 2018.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of June 30, 2018.

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
As of June 30, 2018, the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value are categorized in the table below:

	June 30, 2018
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

	December 31, 2017
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
(b) The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined), which expired in May 2018, was measured based on the implied forward rates from the U.S. Dollar three-month LIBOR yield curve on the respective dates. See Note 9, "Financial Instruments."

As of June 30, 2018, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	June 30, 2018
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$2,271.8	$—	$2,271.8	$3,037.3

As of December 31, 2017, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	December 31, 2017
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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.8 million and $10.1 million (including amounts available under credit agreements in effect

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

at that time) were maintained at June 30, 2018 and December 31, 2017, respectively. Included in these amounts are approximately $7 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs as of June 30, 2018 and December 31, 2017, respectively. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts, intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. Prior to its expiration in May 2018, the Company used interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness. At June 30, 2018, the accumulated deferred losses related to the 2013 Interest Rate Swap have been fully amortized into earnings. The Company does not hold or issue financial instruments for speculative or trading purposes.
Foreign Currency Forward Exchange Contracts
The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX contracts during the six months ended June 30, 2018. The U.S. Dollar notional amounts of the FX Contracts outstanding at June 30, 2018 and December 31, 2017 were nil and $147.1 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 bank term loan, that was incurred in connection with completing the October 2013 acquisition of The Colomer Group (the "Old Acquisition Term Loan" and the "Colomer Acquisition," respectively). The 2013 Interest Rate Swap, which initially had a floor of 1.00% that in December 2016 was amended to 0.75%, expired in May 2018. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Rate Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted three-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the three-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility). Under the terms of the 2013 Interest Rate Swap, Products Corporation received from the counterparty a floating interest rate based on the higher of the three-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixed the interest rate on such notional amount at 5.5709% through May 2018).
As a result of completely refinancing the Old Acquisition Term Loan with a portion of the proceeds from Product's Corporation's consummation of the 2016 Senior Credit Facilities and the issuance of its 6.25% Senior Notes in connection with consummating the Elizabeth Arden Acquisition, the critical terms of the 2013 Interest Rate Swap no longer matched the terms of the underlying debt under the 2016 Term Loan Facility. At the refinancing date, which was the same as the September 7, 2016 Elizabeth Arden Acquisition Date (the "De-designation Date"), the 2013 Interest Rate Swap was determined to no longer be highly effective and the Company discontinued hedge accounting for the 2013 Interest Rate Swap. Following the de-designation of the 2013 Interest Rate Swap, changes in fair value of such swap were accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date, that were previously recorded as a component of accumulated other comprehensive loss, were fully amortized into earnings over the remaining term of the 2013 Interest Rate Swap, which expired in May 2018. See "Quantitative Information – Derivative Financial Instruments" below for additional information on the balance sheet balances related to this swap.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which totaled $0.3 million at June 30, 2018 and $0.6 million at December 31, 2017. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Quantitative Information – Derivative Financial Instruments

As of June 30, 2018 and December 31, 2017, the fair values of the Company's derivative financial instruments in its Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	June 30, 2018	December 31, 2017	Balance Sheet	June 30, 2018	December 31, 2017
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivative financial instruments:
FX Contracts(a)	Prepaid expenses and other	$0.3	$0.6	Accrued Expenses and other	$0.4	$1.9
2013 Interest Rate Swap(b)	Prepaid expenses and other	—	—	Accrued expenses and other	—	0.9

(a) The fair values of the FX Contracts at June 30, 2018 and December 31, 2017 were measured based on observable market transactions of spot and forward rates at June 30, 2018 and December 31, 2017, respectively.
(b) The fair value of the 2013 Interest Rate Swap at December 31, 2017 was measured based on the implied forward rate from the U.S. Dollar three-month LIBOR yield curve at December 31, 2017.
The effects of the Company's derivative financial instruments on its Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$(0.4)	$(1.0)	$(1.2)	$(2.0)
FX Contracts	Foreign currency gain (loss), net	0.1	(1.2)	0.2	(1.6)
2013 Interest Rate Swap	Miscellaneous, net	—	(0.3)	0.2	(0.1)

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.1	$0.6	$0.7	$1.2
(a) Net of tax benefits of $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

10. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs (income) for the Company's pension and the other post-retirement benefit plans were as follows for the second quarter of 2018 and 2017, respectively:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2018	2017	2018	2017
Net periodic benefit costs (income):
Service cost	$0.5	$0.8	$—	$—
Interest cost	4.7	5.0	0.1	0.1
Expected return on plan assets	(6.9)	(7.2)	—	—
Amortization of actuarial loss	2.2	2.4	0.1	0.1
Curtailment gain	—	—	—	—
Total net periodic benefit costs (income) prior to allocation	$0.5	$1.0	$0.2	$0.2
Portion allocated to Revlon Holdings	(0.1)	—	—	—
Total net periodic benefit costs (income)	$0.4	$1.0	$0.2	$0.2
In the three months ended June 30, 2018, the Company recognized net periodic benefit cost of $0.6 million, compared to net periodic benefit cost of $1.2 million in the three months ended June 30, 2017. The decrease was primarily due to lower service costs and interest costs during the second quarter of 2018, partially offset by higher expected return on plan assets during the second quarter of 2017.
The components of net periodic benefit costs (income) for the Company's pension and other post-retirement benefit plans for the first six months of 2018 and 2017, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2018	2017	2018	2017
Net periodic benefit costs (income):
Service cost	$1.0	$1.3	$—	$—
Interest cost	9.3	9.8	0.2	0.2
Expected return on plan assets	(13.9)	(14.3)	—	—
Amortization of actuarial loss	4.5	4.8	0.2	0.2
Curtailment gain(a)	—	(0.8)	—	—
Total net periodic benefit costs (income) prior to allocation	$0.9	$0.8	$0.4	$0.4
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs (income)	$0.8	$0.7	$0.4	$0.4

(a) As a result of the Elizabeth Arden Acquisition, the Company recognized $0.8 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden for the six months ended June 30, 2017.
In the six months ended June 30, 2018, the Company recognized net periodic benefit cost of $1.2 million, compared to net periodic benefit cost of $1.1 million in the six months ended June 30, 2017, primarily due to the curtailment gain recognized during the first six months of 2017, partially offset by lower service costs and interest costs during the first six months of 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Net periodic benefit costs (income) are reflected in the Company's Consolidated Financial Statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net periodic benefit costs (income):
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	0.5	0.7	1.0	1.2
Miscellaneous, net	0.1	0.5	0.2	(0.1)
Total net periodic benefit costs (income)(a)	$0.6	$1.2	$1.2	$1.1
(a) As a result of the Company's adoption of ASU No. 2017-07 in 2018, the Company presents the service cost component of NPPC and NPPBC in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period (i.e., in cost of sales and SG&A) and presents the other components of NPPC and NPPBC below operating income, in miscellaneous, net.
The Company expects that it will have net periodic benefit cost of approximately $2.4 million for its pension and other post-retirement benefit plans for all of 2018, compared with net periodic benefit cost of $1.5 million in 2017.
During the second quarter of 2018, $1.8 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first six months of 2018, $3.4 million and $0.4 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.  During 2018, the Company expects to contribute approximately $10 million in the aggregate to its pension and other post-retirement benefit plans.
Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 14, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K.

11. INCOME TAXES

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, foreign earnings taxable in the U.S., non-deductible expenses and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements and the interaction of various global tax strategies.
The Company recorded a benefit from income taxes of $2.8 million for the second quarter of 2018 and a provision for income taxes of $11.9 million for the second quarter of 2017. The $14.7 million decrease in the provision for income taxes was primarily due to the increased loss from continuing operations before income taxes, partially offset by changes resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), including the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m) of the Internal Revenue Code ("Section 162(m)").
The Company recorded a benefit from income taxes of $4.4 million for the six months ended June 30, 2018 and a benefit from income taxes of $27 million for the six months ended June 30, 2017. The $22.6 million reduction in the benefit from income taxes was primarily due to the mix and level of earnings, as well as changes resulting from the enactment of the Tax Act, including the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m), partially offset by a reduction in the liability that had been established in prior periods pursuant to Accounting Principles Board 23, "Indefinite Reinvestment Assertion” ("APB 23").
The Company's effective tax rate for the three months ended June 30, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company’s foreign earnings under the GILTI provisions of the Tax Act.
The Company's effective tax rate for the six months ended June 30, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company’s foreign earnings under the GILTI provision of the Tax Act, partially offset by the reduction in liability under APB 23.
In December 2017, with the enactment of the Tax Act, the U.S. government enacted comprehensive tax reform that made broad and complex changes to the U.S. tax code that affected the Company by, among other things:

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
As a result of the enactment of the Tax Act, in the year ended December 31, 2017 the Company reduced the carrying value of its federal deferred tax assets to reflect the reduction from 35% to 21% in the U.S. federal income tax rate. As a result, the Company recorded a one-time, non-cash charge of $47.9 million in the year ended December 31, 2017. No adjustment was made to this provisional amount during the first six months of 2018. In addition, the Company estimated that it had a net deficit in its non-U.S. earnings subject to the transition tax as of the applicable measurement dates, so in the year ended December 31, 2017 the Company did not record a liability for the transition tax. No adjustment was made to this provisional amount during the first six months of 2018.
While the Company continues to assess the impact on its financial statements of the following elements of the Tax Act, it did record a provisional amount for the impact of these items in the first six months of 2018:
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
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the "deferred method"). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. For purposes of the provisional calculations through the first six months of 2018, the Company has used the period cost method. The Company will continue to assess the appropriateness of this method during the period allowed for under SAB 118.
Executive Compensation Limitation: The Tax Act expands the definition of covered employee under Section 162(m) and provides that the status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation, subject to certain transitional "grandfathering" provisions. The Tax Act's transitional guidance allows certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the Tax Act. While the Company is in the process of gathering information on existing compensation arrangements for covered employees, as well as assessing the impact of

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

transitional guidance on the realizability of existing deferred tax assets related to compensation arrangements of its covered employees, the tax provision for the first six months of 2018 included a provisional estimate of the impact of Section 162(m), as adjusted in the Tax Act.
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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of June 30, 2018 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15.0)	$(212.4)	$(0.7)	$(0.3)	$(228.4)
Currency translation adjustment	(7.4)	—	—	—	(7.4)
Amortization of pension related costs, net of tax of $(0.5) million(a)	—	4.2	—	—	4.2
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $0.5 million(b)	—	—	0.7	—	0.7
Other comprehensive (loss) income	$(7.4)	$4.2	$0.7	$—	$(2.5)
Balance at June 30, 2018	$(22.4)	$(208.2)	$—	$(0.3)	$(230.9)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.
(b) Represents the after-tax effective portion of the changes in fair value of Products Corporation’s 2013 Interest Rate Swap, which expired in May 2018, net of amounts reclassified into earnings. See Note 13, “Financial Instruments” to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for information regarding the 2013 Interest Rate Swap.
As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap prior to the De-designation Date. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of June 30, 2018:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2018	$(0.1)
Reclassifications into earnings (net of $0.3 million tax benefit)(a)	0.1
Ending accumulated losses at June 30, 2018	$—

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2017	$(0.7)
Reclassifications into earnings (net of $0.5 million tax benefit)(a)	0.7
Ending accumulated losses at June 30, 2018	$—
(a) Reclassified to interest expense.
The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of June 30, 2017:

2013 Interest Rate Swap
Beginning accumulated losses at March 31, 2017	$(2.4)
Reclassifications into earnings (net of $0.3 million tax benefit)(a)	0.6
Ending accumulated losses at June 30, 2017	$(1.8)

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2016	$(3.0)
Reclassifications into earnings (net of $0.7 million tax benefit)(a)	1.2
Ending accumulated losses at June 30, 2017	$(1.8)
(a) Reclassified to interest expense.

13. SEGMENT DATA AND RELATED INFORMATION
Operating Segments
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Chief Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Unaudited Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As noted in Note 1, "Description of Business and Summary of Significant Accounting Policies," effective January 1, 2018, the Company operates in four new brand-centric reporting segments, in line with its new organizational structure that is operated based on four global brand teams. As a result, segment financial data for the three and six months ended June 30, 2017 has been recast from what was presented in previous filings and presented under the new organizational structure.
At June 30, 2018, the Company’s operations are organized into the following reportable segments:

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

The Company's management evaluates segment profit for each of the Company's reportable segments. Effective January 1, 2018, the Company allocates corporate expenses to each reportable segment to arrive at segment profit as these expenses are now included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented. Prior period amounts have been restated to reflect the current period's presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Net Sales:
Revlon	$258.3	$289.5	$487.4	$533.3
Elizabeth Arden	106.1	101.1	211.8	196.8
Portfolio	147.6	143.4	282.1	290.0
Fragrances	94.8	111.7	186.2	220.5
Total	$606.8	$645.7	$1,167.5	$1,240.6

Segment Profit:
Revlon	$36.5	$53.9	$38.8	$75.7
Elizabeth Arden	(5.8)	1.1	(4.3)	0.7
Portfolio	(5.1)	(1.5)	(7.9)	—
Fragrances	11.1	8.0	14.3	16.7
Total	$36.7	$61.5	$40.9	$93.1

Reconciliation:
Total Segment Profit	$36.7	$61.5	$40.9	$93.1
Less:
Depreciation and amortization	40.6	36.7	79.3	73.8
Non-cash stock compensation expense	0.8	2.7	8.5	4.4
Non-Operating items:
Restructuring and related charges	5.5	4.6	11.0	5.7
Acquisition and integration costs	4.6	10.0	8.6	27.5
Loss on disposal of minority investment	20.1		20.1
Oxford SAP disruption-related charges	23.1	—	33.1	—
Elizabeth Arden 2016 Business Transformation Program	—	0.3	—	0.7
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	—	1.2	—	17.2
Deferred compensation	—	0.8	—	1.7
Operating loss	(58.0)	5.2	(119.7)	(37.9)
Less:
Interest Expense	42.8	36.7	82.7	71.7
Amortization of debt issuance costs	3.0	2.3	5.3	4.5
Foreign currency gains, net	20.2	(9.4)	9.6	(13.7)
Miscellaneous, net	0.2	0.8	0.2	1.4
Loss from continuing operations before income taxes	$(124.2)	$(25.2)	$(217.5)	$(101.8)

As of June 30, 2018, the Company had operations established in 27 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$148.9	$27.0	$94.8	$61.2	$331.9	$265.1	$55.9	$176.7	$117.6	$615.3
EMEA*	54.6	46.8	42.3	23.7	167.4	108.6	93.1	85.5	48.4	335.6
Asia	24.3	25.1	1.0	3.7	54.1	49.9	48.4	2.0	6.5	106.8
Latin America*	15.5	2.5	5.5	3.0	26.5	29.4	4.7	10.8	7.1	52.0
Pacific*	15.0	4.7	4.0	3.2	26.9	34.4	9.7	7.1	6.6	57.8
	$258.3	$106.1	$147.6	$94.8	$606.8	$487.4	$211.8	$282.1	$186.2	$1,167.5

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$160.9	$29.1	$80.2	$66.7	$336.9	$295.1	$62.6	$166.9	$133.9	$658.5
EMEA*	59.9	45.4	48.8	33.3	187.4	110.3	83.9	96.4	63.9	354.5
Asia	26.3	20.0	3.2	4.2	53.7	51.7	37.1	5.1	8.3	102.2
Latin America*	23.6	2.2	7.7	4.1	37.6	39.0	4.4	15.3	7.8	66.5
Pacific*	18.8	4.4	3.5	3.4	30.1	37.2	8.8	6.3	6.6	58.9
	$289.5	$101.1	$143.4	$111.7	$645.7	$533.3	$196.8	$290.0	$220.5	$1,240.6

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Classes of similar products:
Net sales:
Color cosmetics	$215.6	36%	$255.9	40%	$414.7	36%	$480.2	39%
Fragrance	132.5	22%	150.6	23%	256.8	22%	292.9	24%
Hair care	135.7	22%	132.8	21%	261.4	22%	260.0	21%
Beauty care	53.1	9%	55.5	9%	97.8	8%	103.5	8%
Skin care	69.9	11%	50.9	8%	136.8	12%	104.0	8%
	$606.8		$645.7		$1,167.5		$1,240.6

The following table presents the Company's long-lived assets by geographic area as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Long-lived assets, net:
United States	$1,452.6	84%	$1,480.1	83%
International	283.3	16%	295.6	17%
	$1,735.9		$1,775.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

14. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan using the treasury stock method. For the three and six months ended June 30, 2018, diluted loss per share equals basic loss per share as the assumed vesting of restricted stock would have an anti-dilutive effect. At June 30, 2018 and 2017, there were no outstanding stock options under the Company's Stock Plan.

Following are the components of basic and diluted (loss) earnings per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(121.4)	$(37.1)	$(213.1)	$(74.8)
(Loss) income from discontinued operations, net of taxes	(1.1)	0.6	0.3	0.9
Net loss	$(122.5)	$(36.5)	$(212.8)	$(73.9)
Denominator:
Weighted-average common shares outstanding – Basic	52,823,326	53,096,935	52,748,913	52,569,473
Effect of dilutive restricted stock	—	—	—	—
Weighted-average common shares outstanding – Diluted	52,823,326	53,096,935	52,748,913	52,569,473
Basic (loss) earnings per common share:
Continuing operations	$(2.30)	$(0.70)	$(4.04)	$(1.42)
Discontinued operations	(0.02)	—	0.01	0.01
Net loss per common share	$(2.32)	$(0.70)	$(4.03)	$(1.41)
Diluted (loss) earnings per common share:	$—
Continuing operations	$(2.30)	$(0.70)	$(4.04)	$(1.42)
Discontinued operations	(0.02)	—	0.01	0.01
Net loss per common share	$(2.32)	$(0.70)	$(4.03)	$(1.41)

Unvested restricted stock awards under the Stock Plan(a)	10,733	—	53,981	43,120

(a)	These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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
The net activity related to services purchased under the Reimbursement Agreements during the six months ended June 30, 2018 and 2017 was nil and $4.0 million, respectively. The purchases during the first six months of 2017 primarily included partial payments made by the Company to MacAndrews & Forbes for premiums related to the Company's allocable portion of the 5-year

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

renewal of the D&O Insurance Program for the period from January 31, 2017 through January 2020. As of June 30, 2018 and December 31, 2017 a receivable balance of $0.1 million and a payable balance of $0.3 million, respectively, to MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

2018 Senior Line of Credit Facility
See Note 7, "Long-term Debt," regarding the 2018 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Incorporated.

Other
During the six months ended June 30, 2018 and 2017, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $13 million and $18.5 million of coupon redemptions for the Company's retail customers for the six months ended June 30, 2018 and 2017, respectively, for which the Company paid fees of approximately $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.2 million for each of the six months ended June 30, 2018 and 2017. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

17. SUBSEQUENT EVENTS
July 2018 Foreign Asset-Based Term Loan Credit Agreement

In July 2018, Revlon Holdings B.V. (the "Dutch Borrower"), a wholly owned indirect foreign subsidiary of Products Corporation, Revlon Finance LLC, a wholly owned direct subsidiary of the Dutch Borrower (the "U.S. Co-Borrower" and, together with the Dutch Borrower, the "Borrowers"), the other loan parties, the lenders party thereto and Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"), entered into an Asset-Based Term Loan Credit Agreement (the "Asset-Based Term Facility" and the "Asset-Based Term Agreement," respectively) and related guarantee and security agreements.

Principal and Maturity

The Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility. The Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to €43 million, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the Asset-Based Term Facility will be used for working capital and other general corporate purposes. The Asset-Based Term Facility matures on July 9, 2021.

The Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of monthly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the Asset-Based Term Facility is based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the "Borrowing Base Guarantors" and, together with the Borrowers, the "Loan Parties"). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the Agent.

Guarantees and Security

The Asset-Based Term Facility is guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each Borrowing Base Guarantor (not including Revlon or Products Corporation) on a limited recourse basis (the "Parent Guarantors"). The obligations of the Loan Parties and the Parent Guarantors under the Asset-Based Term Facility are secured by first-ranking pledges of the equity of each Loan Party, the inventory and accounts receivable of the Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the Asset-Based Term Facility) and certain other material assets of the Borrowing Base Guarantors. The Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Interest and Fees

Interest is payable on each interest payment date as set forth in the Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the Asset-Based Term Facility at a rate per annum equal to the EURIBOR rate plus an applicable margin equal to 6.50%. The Borrowers are obligated to pay certain fees and expenses in connection with the Asset-Based Term Facility, including a fee payable to Citibank, N.A. for its services as Agent. Voluntary prepayments and certain mandatory prepayments of the loans under the Asset-Based Term Facility made prior to January 9, 2019 are subject to a 1.0% premium. Loans under the Asset-Based Term Facility may be prepaid without premium or penalty after January 9, 2019.

Affirmative and Negative Covenants

The Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The Parent Guarantors are subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.

Prepayments

The Borrowers must prepay loans under the Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

Classification of Argentina's Economy as Highly Inflationary

In May 2018, the International Practices Task Force of the Center for Audit Quality issued a discussion document, which notes that the three-year cumulative inflation rate in Argentina exceeded 100%. As a result, the country was considered highly inflationary in accordance with U.S. GAAP by no later than June 30, 2018. Consequently, the Company will begin to account for the operations of its Argentinian affiliate as highly inflationary and treat the U.S. dollar as the functional currency of this affiliate, effective July 1, 2018. As the net assets of the Company's Argentinian affiliate are not significant to the Company, the change in functional currency is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

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
Effective January 1, 2018, the Company operates in four new brand-centric reporting segments, that are aligned with its new organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics; fragrances; skin care; hair color, hair care and hair treatments; beauty tools; men's grooming products; anti-perspirant deodorants; and other beauty care products.

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2018 were $606.8 million, a $38.9 million decrease, or 6.0%, as compared to $645.7 million in the second quarter of 2017. Excluding the $8.2 million favorable impact of foreign currency fluctuations (referred to herein as "FX", "XFX" or on an "XFX basis"), consolidated net sales decreased by $47.1 million, or 7.3%, during the second quarter of 2018. The XFX decrease in the second quarter of 2018 was due to: a $33.6 million, or 11.6%, decline in Revlon segment net sales; and a $18.2 million, or 16.3%, decline in Fragrances segment net sales; partially offset by a $2.8 million, or 2.0%, increase in Portfolio segment net sales; and a $1.9 million, or 1.9%, increase in Elizabeth Arden segment net sales.
Consolidated net sales in the first six months of 2018 were $1,167.5 million, a $73.1 million decrease, or 5.9%, compared to $1,240.6 million in the first six months of 2017. Excluding the $28.2 million favorable impact of foreign currency fluctuations, consolidated net sales decreased by $101.3 million, or 8.2%, during the first six months of 2018. The XFX decrease in the first six months of 2018 was due to: a $56.4 million, or 10.6%, decline in Revlon segment net sales; a $38.3 million, or 17.4%, decline in Fragrances segment net sales; and a $13.4 million, or 4.6%, decline in Portfolio segment net sales; partially offset by a $6.8 million, or 3.5%, increase in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in the second quarter of 2018 was $121.4 million, compared to consolidated loss from continuing operations, net of taxes, of $37.1 million in the second quarter of 2017. The $84.3 million increase in consolidated loss from continuing operations, net of taxes, in the second quarter of 2018 was primarily due to:

•	$30.1 million of lower gross profit, primarily due to lower net sales;

•
$29.6 million of unfavorable variance in foreign currency, resulting from $20.2 million in foreign currency losses during the second quarter of 2018, as compared to $9.4 million of foreign currency gains during the second quarter of 2017;

•
a $20.1 million loss, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period;

•
$16.2 million of higher SG&A expenses, primarily driven by higher incentive compensation mainly due to timing, higher severance costs, unfavorable currency translation, higher costs related to product displays and higher distribution costs due to geographic mix; and

•	a $6.1 million increase in interest expense, primarily due to higher borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•
$14.7 million decrease in the provision for income taxes, primarily due to the increased loss from continuing operations before income taxes, partially offset by changes resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m) of the Internal Revenue Code ("Section 162(m)").

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consolidated loss from continuing operations, net of taxes, in the first six months of 2018 was $213.1 million, compared to consolidated loss from continuing operations, net of taxes, of $74.8 million in the first six months of 2017. The $138.3 million increase in consolidated loss from continuing operations, net of taxes, in the first six months of 2018 was primarily due to:

•	$41.4 million of lower gross profit, primarily due to lower net sales;

•
$34.1 million of higher SG&A expenses, primarily driven by unfavorable currency translation, higher costs related to product displays, higher severance due to changes in senior executive management and higher distribution costs due to geographic mix;

•
$23.3 million of unfavorable variance in foreign currency, resulting from $9.6 million in foreign currency losses during the first six months of 2018, compared to $13.7 million in foreign currency gains during the first six months of 2017;

•
$22.6 million decrease in the benefit from income taxes, primarily due to the mix and level of earnings, as well as changes resulting from the enactment of the Tax Act, including the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m), partially offset by a reduction in the liability that had been established in prior periods pursuant to Accounting Principles Board 23, "Indefinite Reinvestment Assertion" ("APB 23").

•
a $20.1 million loss, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period; and

•	a $11 million increase in interest expense, primarily due to higher borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	a $18.9 million decrease in acquisition and integration costs.

Net sales in the first six months of 2018 were negatively impacted by service level disruptions that occurred at the Company's Oxford, N.C. manufacturing facility resulting from the launch of a new SAP enterprise resource planning ("ERP") system, as previously disclosed in the Revlon’s 2017 Form 10-K. This launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and is estimated to have resulted in approximately $50 million of lower net sales during the first six months of 2018 particularly internationally, as well as approximately $33 million of incremental charges incurred mainly related to actions that the Company has implemented to remediate the decline in customer service levels. As of June 30, 2018, the Oxford, N.C. manufacturing facility was operating at full capacity and the Company is continuing to re-fill inventories across its retail partners, particularly internationally.

Recent Developments

Foreign Asset-Based Term Loan Credit Agreement
In July 2018, several subsidiaries of Products Corporation entered into an Asset-Based Term Loan Credit Agreement ("Asset-Based Term Facility" and the "Asset-Based Term Agreement," respectively) with Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"). The Asset-Based Term Facility provided the Company with a euro-denominated senior secured asset-based term loan in an aggregate principal amount of €77 million. The Asset-Based Term Agreement requires the maintenance of a borrowing base, calculated based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland. To the extent that loans outstanding under the Asset-Based Term Facility exceed the borrowing base, the borrowers must prepay loans, subject to certain conditions. See Note 17, "Subsequent Events" for additional information regarding the Asset-Based Term Facility.

Classification of Argentina's Economy as Highly Inflationary
In May 2018, the International Practices Task Force of the Center for Audit Quality issued a discussion document, which notes that the three-year cumulative inflation rate in Argentina exceeded 100%. As a result, the country was considered highly inflationary in accordance with U.S. GAAP by no later than June 30, 2018. Consequently, the Company will begin to account for the operations of its Argentinian affiliate as highly inflationary and treat the U.S. dollar as the functional currency of this affiliate, effective July 1, 2018. As the net assets of the Company's Argentinian affiliate are not significant to the Company, the change in functional currency is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2018 Senior Line of Credit Facility
In June 2018, Products Corporation entered into a 2018 Senior Unsecured Line of Credit Agreement (the "2018 Senior Line of Credit Agreement") providing Products Corporation with a $50 million senior unsecured line of credit facility (the "2018 Senior Line of Credit Facility") from MacAndrews & Forbes Incorporated, Revlon’s majority stockholder. At such time, MacAndrews & Forbes Incorporated, together with its affiliates, beneficially owned 44,573,187 shares of Revlon’s Class A common stock, representing approximately 84.4% of Revlon’s outstanding shares of voting capital stock. The 2018 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2018.

Any loans outstanding under the 2018 Senior Line of Credit Facility bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash on September 30, 2018 and at maturity. Products Corporation may, at its option, prepay any borrowings under the 2018 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation is required to repay any outstanding loans under the 2018 Senior Line of Credit Facility, together with accrued interest thereon, if and to the extent that: (i) Products Corporation or any of its subsidiaries enters into a new financing agreement under which it or any of its subsidiaries is then able to draw; or (ii) for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment under this clause (ii) would not result in material adverse tax consequences.

The 2018 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the 2018 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s existing bank term loan and revolver credit agreements or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurs, MacAndrews & Forbes Incorporated may declare all outstanding loans under the 2018 Senior Line of Credit Facility to be due and payable immediately. See Note 7, "Long Term Debt" for additional information regarding the 2018 Senior Line of Credit Facility.

April 2018 Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches"). As a result of the Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million, compared to a borrowing base of approximately $350 million at March 31, 2018, and provided the Company with an additional $35 million of available borrowing capacity upon entering into the Revolver Amendment, which increased to $40.1 million as of June 30, 2018, which was fully drawn at such date.

The Revolver Amendment provided for the availability and repayment terms of each Tranche, as well as terms governing the payment priorities between the Tranches. Other amendments to the Original 2016 Revolving Credit Facility under the Revolver Amendment included (i) an increase of $15 million to the cap on amounts eligible for inclusion in the borrowing base relating to certain assets located in jurisdictions other than the U.S., Puerto Rico, Canada, and the U.K.; (ii) a reduction to the amount of additional debt generally permitted to be incurred; (iii) a reduction in the amount of incremental debt under 2016 Term Loan Agreement permitted to be incurred pursuant to the 2016 Revolving Credit Agreement; (iv) the removal of temporary increases to the borrowing base between August 15th and October 31st of each year; (v) an increase to threshold conditions in respect of the ability to make certain dividends and distributions on equity during the term of the Tranche B; and (vi) an amendment to the calculation of the financial covenant. See Note 7, "Long Term Debt" for additional information regarding the Revolver Amendment.

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

•
Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; CND in nail polishes and nail enhancements, including CND Shellac and CND Vinylux nail polishes; Cutex in nail care products; Pure Ice in nail polishes; American Crew in men’s grooming products; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a body care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are both sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.

•
Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture, John Varvatos, All Saints, La Perla, Wildfox, Charlie, Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Shawn Mendes, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky Brand, Paul Sebastian, White Shoulders and Jennifer Aniston.

Results of Operations

Consolidated Net Sales:
Second quarter results:
Consolidated net sales in the second quarter of 2018 were $606.8 million, a $38.9 million decrease, or 6.0%, compared to $645.7 million in the second quarter of 2017. Excluding the $8.2 million favorable FX impact, consolidated net sales decreased by $47.1 million, or 7.3%, during the second quarter of 2018. The XFX decrease in the second quarter of 2018 was due to: a $33.6 million, or 11.6%, decline in the Revlon segment net sales; and a $18.2 million, or 16.3%, decline in the Fragrances segment net sales; partially offset by a $2.8 million, or 2.0%, increase in Portfolio segment net sales; and a $1.9 million, or 1.9%, increase in Elizabeth Arden segment net sales.
Year-to-date-results:
Consolidated net sales in the first six months of 2018 were $1,167.5 million, a $73.1 million decrease, or 5.9%, compared to $1,240.6 million in the first six months of 2017. Excluding the $28.2 million favorable FX impact, consolidated net sales decreased by $101.3 million, or 8.2%, during the first six months of 2018. The XFX decrease in the first six months of 2018 was due to: a $56.4 million, or 10.6%, decline in the Revlon segment net sales; a $38.3 million, or 17.4%, decline in the Fragrances segment net sales; and a $13.4 million, or 4.6%, decline in the Portfolio segment net sales; partially offset by a $6.8 million, or 3.5%, increase in the Elizabeth Arden segment net sales.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

See "Segment Results" below for further discussion of net sales by segment.

Segment Results:
The Company's management evaluates segment profit for each of the Company's reportable segments. Effective January 1, 2018, the Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are now included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income from continuing operations before income taxes, see Note 13, "Segment Data and Related Information," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the periods presented. Prior period amounts have been restated to conform to the current period's presentation:

	Net Sales						Segment Profit
	Three Months Ended June 30,		Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%	2018	2017	$	%	$	%
Revlon	$258.3	$289.5	$(31.2)	(10.8)%	$(33.6)	(11.6)%	$36.5	$53.9	$(17.4)	(32.3)%	$(17.4)	(32.3)%
Elizabeth Arden	106.1	101.1	5.0	4.9%	1.9	1.9%	$(5.8)	1.1	(6.9)	N.M.	(7.0)	N.M.
Portfolio	147.6	143.4	4.2	2.9%	2.8	2.0%	(5.1)	(1.5)	(3.6)	(240.0)%	(3.6)	(240.0)%
Fragrance	94.8	111.7	(16.9)	(15.1)%	(18.2)	(16.3)%	11.1	8.0	3.1	38.8%	3.0	37.5%
Total	$606.8	$645.7	$(38.9)	(6.0)%	$(47.1)	(7.3)%	$36.7	$61.5	$(24.8)	(40.3)%	$(25.0)	(40.7)%

	Net Sales						Segment Profit
	Six Months Ended June 30,		Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%	2018	2017	$	%	$	%
Revlon	$487.4	$533.3	$(45.9)	(8.6)%	$(56.4)	(10.6)%	$38.8	$75.7	$(36.9)	(48.7)%	$(37.4)	(49.4)%
Elizabeth Arden	211.8	196.8	15.0	7.6%	6.8	3.5%	(4.3)	0.7	(5.0)	N.M.	(5.6)	N.M.
Portfolio	282.1	290.0	(7.9)	(2.7)%	(13.4)	(4.6)%	(7.9)	—	(7.9)	N.M.	(8.3)	N.M.
Fragrance	186.2	220.5	(34.3)	(15.6)%	(38.3)	(17.4)%	14.3	16.7	(2.4)	(14.4)%	(2.6)	(15.6)%
Total	$1,167.5	$1,240.6	$(73.1)	(5.9)%	$(101.3)	(8.2)%	$40.9	$93.1	$(52.2)	(56.1)%	$(53.9)	(57.9)%
N.M. - Not meaningful
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment
Second quarter results:
Revlon segment net sales in the second quarter of 2018 were $258.3 million, a $31.2 million, or 10.8%, decrease compared to $289.5 million in the second quarter of 2017. Excluding the $2.4 million favorable FX impact, total Revlon segment net sales in the second quarter of 2018 decreased by $33.6 million, or 11.6%, compared to the second quarter of 2017. This decrease was driven by lower net sales of Revlon color cosmetics and Revlon ColorSilk hair color, primarily internationally due to the Oxford, N.C. service level disruptions, in addition to consumption declines in North America.
Revlon segment profit in the second quarter of 2018 was $36.5 million, a $17.4 million, or 32.3%, decrease compared to $53.9 million in the second quarter of 2017. This decrease was primarily driven by lower net sales.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:
Revlon segment net sales in the first six months of 2018 were $487.4 million, a $45.9 million, or 8.6%, decrease compared to $533.3 million in the first six months of 2017. Excluding the $10.5 million favorable FX impact, total Revlon segment net sales in the first six months of 2018 decreased by $56.4 million, or 10.6%, compared to the first six months of 2017. This decrease was driven by lower net sales of Revlon color cosmetics and Revlon ColorSilk hair color, primarily internationally due to the Oxford, N.C. service level disruptions, in addition to consumption declines in North America.
Revlon segment profit in the first six months of 2018 was $38.8 million, a $36.9 million, or 48.7%, decrease compared to $75.7 million in the first six months of 2017. Excluding the $0.5 million favorable FX impact, Revlon segment profit in the first six months of 2018 decreased by $37.4 million, or 49.4%, compared to the first six months of 2017. This decrease was primarily driven by lower net sales.
Elizabeth Arden Segment
Second quarter results:
Elizabeth Arden segment net sales in the second quarter of 2018 were $106.1 million, a $5.0 million, or 4.9%, increase compared to $101.1 million in the second quarter of 2017. Excluding the $3.1 million favorable FX impact, total Elizabeth Arden net sales in the second quarter of 2018 increased by $1.9 million, or 1.9%, compared to the second quarter of 2017. This increase was primarily driven primarily by higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, internationally.
Elizabeth Arden segment loss in the second quarter of 2018 was $5.8 million, compared to a profit of $1.1 million in the second quarter of 2017. Excluding the $0.1 million favorable FX impact, Elizabeth Arden segment profit in the second quarter of 2018 decreased by $7.0 million, compared to the second quarter of 2017. This decrease was primarily driven by higher distribution costs associated with geographic mix and brand support expenses, partially offset by the higher net sales.
Year-to-date results:
Elizabeth Arden segment net sales in the first six months of 2018 were $211.8 million, a $15 million, or 7.6%, increase compared to $196.8 million in the first six months of 2017. Excluding the $8.2 million favorable FX impact, Elizabeth Arden net sales in the first six months of 2018 increased by $6.8 million, compared to the first six months of 2017. This increase was primarily driven by higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, internationally.

Elizabeth Arden segment loss in the first six months of 2018 was $4.3 million, compared to a segment profit of $0.7 million in the first six months of 2017. Excluding the $0.6 million favorable FX impact, Elizabeth Arden segment profit in the first six months of 2018 decreased by $5.6 million, compared to the first six months of 2017. This decrease was primarily driven by higher distribution costs associated with geographic mix and brand support expenses, partially offset by higher net sales and lower costs of sales.
Portfolio Segment
Second quarter results:
Portfolio segment net sales in the second quarter of 2018 were $147.6 million, a $4.2 million, or 2.9%, increase compared to $143.4 million in the second quarter of 2017. Excluding the $1.4 million favorable FX impact, total Portfolio segment net sales in the second quarter of 2018 increased by $2.8 million, or 2.0%, compared to the second quarter of 2017. This increase was driven primarily by higher net sales of Almay color cosmetics following the relaunch of the brand and lower sales incentives, as well as higher net sales of CND nail products as a result of Shellac nail polish innovation.
Portfolio segment loss in the second quarter of 2018 was $5.1 million, a $3.6 million decrease compared to $1.5 million of Portfolio segment loss in the second quarter of 2017. This decrease was primarily driven by higher brand support expenses, partially offset by higher net sales.
Year-to-date results:
Portfolio segment net sales in the first six months of 2018 were $282.1 million, a $7.9 million, or 2.7%, decrease compared to $290 million in the first six months of 2017. Excluding the $5.5 million favorable FX impact, total Portfolio segment net sales in the first six months of 2018 decreased by $13.4 million, compared to the first six months of 2017. This decrease was driven primarily by lower net sales of Cutex nail care products, Mitchum anti-perspirant deodorant products and American Crew men's grooming products.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Portfolio segment loss in the first six months of 2018 was $7.9 million. Excluding the $0.4 million favorable FX impact, Portfolio segment profit in the first six months of 2018 decreased by $8.3 million compared to the first six months of 2017. This decrease was primarily driven by the segment's lower net sales and higher brand support expenses, partially offset by lower cost of sales and distribution expenses.

Fragrances Segment
Second quarter results:
Fragrance segment net sales in the second quarter of 2018 were $94.8 million, a $16.9 million, or 15.1%, decrease compared to $111.7 million in the second quarter of 2017. Excluding the $1.3 million favorable FX impact, total Fragrance segment net sales in the second quarter of 2018 decreased by $18.2 million, or 16.3%, compared to the second quarter of 2017. This decrease was driven primarily by the loss of certain licenses in 2018 and lower net sales of other licensed fragrances within the mass retail channel.
Fragrance segment profit in the second quarter of 2018 was $11.1 million, a $3.1 million, or 38.8%, increase compared to $8.0 million in the second quarter of 2017. Excluding the $0.1 million favorable FX impact, Fragrance segment profit in the second quarter of 2018 increased by $3.0 million, or 37.5%, compared to the second quarter of 2017. This increase was primarily driven by the realization of cost reductions principally associated with insourcing production capabilities, partially offset by the segment's lower net sales.
Year-to-date results:
Fragrance segment net sales in the first six months of 2018 were $186.2 million, a $34.3 million, or 15.6%, decrease compared to $220.5 million in the first six months of 2017. Excluding the $4.0 million favorable FX impact, total Fragrance segment net sales in the first six months of 2018 decreased by $38.3 million, or 17.4%, compared to the first six months of 2017. This decrease was driven primarily by the loss of certain licenses in 2018 and lower net sales of other licensed fragrances within the mass retail channel.
Fragrance segment profit in the first six months of 2018 was $14.3 million, a $2.4 million, or 15.6%, decrease compared to $16.7 million in the first six months of 2017. Excluding the $0.2 million favorable FX impact, Fragrance segment profit in the first six months of 2018 decreased by $2.6 million, or 15.6%, compared to the first six months of 2017. This decrease was primarily driven by the segment's lower net sales, partially offset by the realization of cost reductions associated with insourcing production capabilities.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended June 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%
Revlon
North America	$148.9	$160.9	$(12.0)	(7.5)%	$(12.4)	(7.7)%
International	109.4	128.6	(19.2)	(14.9)%	(21.2)	(16.5)%
Elizabeth Arden
North America	$27.0	$29.1	$(2.1)	(7.2)%	$(2.4)	(8.2)%
International	79.1	72.0	7.1	9.9%	4.3	6.0%
Portfolio
North America	$94.8	$80.2	$14.6	18.2%	$14.7	18.3%
International	52.8	63.2	(10.4)	(16.5)%	(11.9)	(18.8)%
Fragrance
North America	$61.2	$66.7	$(5.5)	(8.2)%	$(5.5)	(8.2)%
International	33.6	45.0	(11.4)	(25.3)%	(12.7)	(28.2)%
Total Net Sales	$606.8	$645.7	$(38.9)	(6.0)%	$(47.1)	(7.3)%

	Six Months Ended June 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%
Revlon
North America	$265.1	$295.1	$(30.0)	(10.2)%	$(30.8)	(10.4)%
International	222.3	238.2	(15.9)	(6.7)%	(25.6)	(10.7)%
Elizabeth Arden
North America	$55.9	$62.6	$(6.7)	(10.7)%	$(7.3)	(11.7)%
International	155.9	134.2	21.7	16.2%	14.1	10.5%
Portfolio
North America	$176.7	$166.9	$9.8	5.9%	$9.3	5.6%
International	105.4	123.1	(17.7)	(14.4)%	(22.7)	(18.4)%
Fragrance
North America	$117.6	$133.9	$(16.3)	(12.2)%	$(16.5)	(12.3)%
International	68.6	86.6	(18.0)	(20.8)%	(21.8)	(25.2)%
Total Net Sales	$1,167.5	$1,240.6	$(73.1)	(5.9)%	$(101.3)	(8.2)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Second quarter results:

North America

In North America, Revlon segment net sales in the second quarter of 2018 decreased by $12.0 million, or 7.5%, to $148.9 million, compared to $160.9 million in the second quarter of 2017. Excluding the $0.4 million favorable FX impact, Revlon segment net sales in North America in the second quarter of 2018 decreased by $12.4 million, or 7.7%, compared to the second quarter of 2017. This decrease was primarily due to lower net sales of Revlon color cosmetics due to consumption declines within the U.S. mass retail channel and lower net sales of Revlon ColorSilk hair color.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Revlon segment net sales in the second quarter of 2018 decreased by $19.2 million, or 14.9%, to $109.4 million, compared to $128.6 million in the second quarter of 2017. Excluding the $2.0 million favorable FX impact, Revlon segment International net sales in the second quarter of 2018 decreased by $21.2 million, or 16.5%, compared to the second quarter of 2017. This decrease was driven primarily by lower net sales of Revlon color cosmetics, primarily resulting from the Oxford, N.C. service level disruptions.

Year-to-date results:

North America

In North America, Revlon segment net sales in the first six months of 2018 decreased by $30.0 million, or 10.2%, to $265.1 million, compared to $295.1 million in the first six months of 2017. Excluding the $0.8 million favorable FX impact, Revlon segment net sales in North America in the first six months of 2018 decreased by $30.8 million, or 10.4%, compared to the first six months of 2017. This decrease was primarily due to lower net sales of Revlon color cosmetics as a result of consumption declines within the U.S. mass retail channel, as well as declines in net sales of Revlon ColorSilk hair color.

International

Internationally, Revlon segment net sales in the first six months of 2018 decreased by $15.9 million, or 6.7%, to $222.3 million, compared to $238.2 million in the first six months of 2017. Excluding the $9.7 million favorable FX impact, Revlon segment International net sales in the first six months of 2018 decreased by $25.6 million, or 10.7%, compared to the first six months of 2017. This decrease was driven primarily by lower net sales of Revlon color cosmetics, primarily resulting from the Oxford, N.C. service level disruptions discussed above.

Elizabeth Arden Segment

Second quarter results:

North America

In North America, Elizabeth Arden segment net sales in the second quarter of 2018 decreased by $2.1 million, or 7.2%, to $27 million, compared to $29.1 million in the second quarter of 2017. Excluding the $0.3 million favorable FX impact, Elizabeth Arden segment net sales in North America in the second quarter of 2018 decreased by $2.4 million, or 8.2%, compared to the second quarter of 2017. This decrease was primarily due to decreases in net sales of Elizabeth Arden branded color cosmetics driven primarily by store closures for certain of the Company's retail customers.

International

Internationally, Elizabeth Arden segment net sales in the second quarter of 2018 increased by $7.1 million, or 9.9%, to $79.1 million, compared to $72.0 million in the second quarter of 2017. Excluding the $2.8 million favorable FX impact, Elizabeth Arden segment International net sales in the second quarter of 2018 increased by $4.3 million, or 6.0%, compared to the second quarter of 2017. This increase was driven primarily by higher net sales of skin care products within the Company's EMEA and Asia regions.

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the first six months of 2018 decreased by $6.7 million, or 10.7%, to $55.9 million, compared to $62.6 million in the first six months of 2017. Excluding the $0.6 million favorable FX impact, Elizabeth Arden segment net sales in North America in the first six months of 2018 decreased by $7.3 million, or 11.7%, compared to the first six months of 2017. This decrease was primarily due to decreases in net sales of Elizabeth Arden branded color cosmetics driven primarily by store closures for certain of the Company's retail customers, as well as the anniversary of product innovation that benefited the second quarter of 2017.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Elizabeth Arden segment net sales in the first six months of 2018 increased by $21.7 million, or 16.2%, to $155.9 million, compared to $134.2 million in the first six months of 2017. Excluding the $7.6 million favorable FX impact, Elizabeth Arden segment International net sales in the first six months of 2018 increased by $14.1 million, or 10.5%, compared to the first six months of 2017. This increase was driven primarily by higher net sales within the Company's EMEA and Asia regions.

Portfolio Segment

Second quarter results:

North America

In North America, Portfolio segment net sales in the second quarter of 2018 increased by $14.6 million, or 18.2%, to $94.8 million, as compared to $80.2 million in the second quarter of 2017. Excluding the $0.1 million unfavorable FX impact, Portfolio segment net sales in North America in the second quarter of 2018 increased by $14.7 million, or 18.3%, compared to the second quarter of 2017. This increase was primarily driven by higher net sales of Almay color cosmetics and higher net sales of CND nail products.

International

Internationally, Portfolio segment net sales in the second quarter of 2018 decreased by $10.4 million, or 16.5%, to $52.8 million, compared to $63.2 million in the second quarter of 2017. Excluding the $1.5 million favorable FX impact, Portfolio segment International net sales decreased by $11.9 million, or 18.8%, in the second quarter of 2018, compared to the second quarter of 2017, primarily due to lower net sales of regional brands, as well as the Oxford, N.C. service level disruptions.

Year-to-date results:

North America

In North America, Portfolio segment net sales in the first six months of 2018 increased by $9.8 million, or 5.9%, to $176.7 million, as compared to $166.9 million in the first six months of 2017. Excluding the $0.5 million favorable FX impact, Portfolio segment net sales in North America in the first six months of 2018 increased by $9.3 million, or 5.6%, compared to the first six months of 2017. This increase was primarily driven by higher net sales of Almay color cosmetics and higher net sales of CND nail products.

International

Internationally, Portfolio segment net sales in the first six months of 2018 decreased by $17.7 million, or 14.4%, to $105.4 million, compared to $123.1 million in the first six months of 2017. Excluding the $5.0 million favorable FX impact, Portfolio segment International net sales decreased by $22.7 million, or 18.4%, in the first six months of 2018, compared to the first six months of 2017, primarily due to lower net sales of regional brands, as well as the Oxford, N.C. service level disruptions.

Fragrance Segment

Second quarter results:

North America

In North America, Fragrance segment net sales in the second quarter of 2018 decreased by $5.5 million, or 8.2%, to $61.2 million, as compared to $66.7 million in the second quarter of 2017. This decrease was primarily driven by the loss of certain licensed designer and celebrity fragrances, as well as lower net sales in the mass retail channel.

International

Internationally, Fragrance segment net sales in the second quarter of 2018 decreased by $11.4 million, or 25.3%, to $33.6 million, compared to $45.0 million in the second quarter of 2017. Excluding the $1.3 million favorable FX impact, Fragrance

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

segment International net sales decreased by $12.7 million, or 28.2%, in the second quarter of 2018, compared to the second quarter of 2017, primarily due to the loss of certain licensed fragrance brands.
Year-to-date results:

North America

In North America, Fragrance segment net sales in the first six months of 2018 decreased by $16.3 million, or 12.2%, to $117.6 million, as compared to $133.9 million in the first six months of 2017. Excluding the $0.2 million favorable FX impact, Fragrance segment net sales in North America in the first six months of 2018 decreased by $16.5 million, or 12.3%, compared to the first six months of 2017. This decrease was primarily driven by the loss of certain licensed designer and celebrity fragrances, as well as lower net sales in the mass retail channel.

International

Internationally, Fragrance segment net sales in the first six months of 2018 decreased by $18.0 million, or 20.8%, to $68.6 million, compared to $86.6 million in the first six months of 2017. Excluding the $3.8 million favorable FX impact, Fragrance segment International net sales decreased by $21.8 million, or 25.2%, in the first six months of 2018, compared to the first six months of 2017, primarily due to the loss of certain licensed fragrance brands, as well as the timing of innovation of certain brands.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Gross profit	$347.2	$377.3	$(30.1)	665.3	$706.7	$(41.4)
Percentage of net sales	57.2%	58.4%	(1.2)%	57.0%	57.0%	—%

Second quarter results:

Gross profit decreased by $30.1 million in the second quarter of 2018, as compared to the second quarter of 2017. Gross profit decreased as a percentage of net sales in the second quarter of 2018 by 1.2 percentage points, compared to the second quarter of 2017. The drivers of the decrease in gross margin in the second quarter of 2018, as compared to the second quarter of 2017, primarily included:

•	the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility, which decreased gross margin by 5.6 percentage points;

•	higher sales allowances, which decreased gross margin by 1.6 percentage points; and

•	higher inventory obsolescence reserves, which decreased gross margin by 1.3 percentage points;
with the foregoing offset by:

•	cost reductions associated with insourcing of production capabilities, which increased gross margin by 2.7 percentage points;

•	favorable foreign currency fluctuations, which increased gross margin by 2.0 percentage points; and

•	lower sales returns reserves, which increased gross margin by 1.6 percentage points.

Unfavorable sales volume decreased gross profit in the second quarter of 2018 by approximately $35 million, compared to the second quarter of 2017, with no impact on gross margin.

Year-to-date results:

Gross profit decreased by $41.4 million in the first six months of 2018, as compared to the first six months of 2017. Gross profit as a percentage of net sales in the first six months of 2018 was essentially flat compared to the first six months of 2017, driven primarily by:

•	favorable foreign currency fluctuations, which increased gross margin by 4.5 percentage points;

•	additional inventory costs in the first half of 2017 related to the increase in the fair value of inventory acquired in the

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Acquisition, that did not recur in the first half of 2018, resulting in an increase in gross margin of 4.3 percentage points; and

•	cost reductions associated with insourcing of production capabilities, which increased gross margin by 3.9 percentage points;
with the foregoing offset by:

•	the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility, which decreased gross margin by 8.3 percentage points;

•	higher inventory obsolescence reserves, which decreased gross margin by 2.9 percentage points; and

•	higher sales allowances, which decreased gross margin by 1.6 percentage points.

Unfavorable sales volume decreased gross profit in the first six months of 2018 by approximately $75 million, compared to the first six months of 2017, with no impact on gross margin.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
SG&A expenses	$374.6	$358.4	$16.2	746.3	712.2	$34.1
SG&A expenses increased by $16.2 million in the second quarter of 2018, compared to the second quarter of 2017, primarily driven by:

•
higher general and administrative expenses of approximately $6 million, primarily driven by higher incentive compensation mainly due to timing and higher severance, partially offset by lower professional and legal fees;

•	$5.6 million of unfavorable FX impacts;

•	higher product display costs, primarily within the Revlon segment; and

•	higher distribution costs, primarily due to geographic mix.
SG&A expenses increased by $34.1 million in the first six months of 2018, compared to the first six months of 2017, primarily driven by:

•	$17.6 million of unfavorable FX impacts;

•	higher product display costs, primarily within the Revlon segment;

•	higher general and administrative expenses of approximately $10 million, primarily driven by higher severance due to changes in senior executive management and higher professional and legal fees; and

•	higher distribution costs, primarily due to geographic mix.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Acquisition Costs	$—	$1.4	$(1.4)	$0.1	$2.0	$(1.9)
Integration Costs	4.6	8.6	(4.0)	8.5	25.5	(17.0)
Total acquisition and integration costs	$4.6	$10.0	$(5.4)	$8.6	$27.5	$(18.9)

The Company incurred $4.6 million of integration costs in the second quarter of 2018, as a result of the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.
The Company incurred $10.0 million of acquisition and integration costs in the second quarter of 2017, primarily related to the Elizabeth Arden Acquisition.
The Company incurred $8.6 million of acquisition and integration costs in the first six months of 2018, consisting primarily of $8.5 million of integration costs related to the integration of Elizabeth Arden and $0.1 million of acquisition costs. The integration

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

costs consisted of non-restructuring costs related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee related costs.
The Company incurred $27.5 million of acquisition and integration costs in the first six months of 2017, primarily related to the Elizabeth Arden Acquisition.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Restructuring charges and other, net	$5.9	$3.7	$2.2	$10.0	$4.9	$5.1

EA Integration Restructuring Program
During the second quarter of 2018, the Company recorded $3.9 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges, $4.7 million reflect additional charges related to severance and other personnel costs, which were offset by a $0.8 million reduction recorded in cost of sales.
During the first six months of 2018, the Company recorded $8.4 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges: (a) $8.1 million were recorded in restructuring charges and included $9.9 million of severance and other personnel costs, offset by a $1.8 million reduction in lease termination costs; and (b) $0.3 million were recorded in cost of sales.
As of June 30, 2018, to further implement the EA Integration Restructuring Program, the Company anticipates recognizing approximately $90 million to $95 million of total pre-tax restructuring and related charges consisting of: (i) approximately $70 million to $75 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $10 million of lease termination costs; and (iii) approximately $10 million of other related charges.
For further discussion on the EA Integration Restructuring Program and the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Loss on disposal of minority investment:
The table below shows the Company's disposal of investment loss for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Loss on disposal of minority investment	$20.1	$—	$20.1	$20.1	$—	$20.1
The $20.1 million loss on disposal of minority investment in the three and six months ended June 30, 2018, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period. See Note 1, "Description of Business and Summary of Significant Accounting Policies," for further information.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Interest expense	$42.8	$36.7	$6.1	$82.7	$71.7	$11.0
The $6.1 million increase in interest expense in the second quarter of 2018, as compared to the second quarter of 2017, and the $11 million increase in interest expense in the first six months of 2018, as compared to the first six months of 2017, were primarily due to higher average interest rates on the 2016 Term Loan Facility and higher average borrowings under the 2016 Revolving Credit Facility.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency losses (gains), net:
The table below shows the Company's foreign currency losses (gains), net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Foreign currency losses (gains), net	$20.2	$(9.4)	$29.6	$9.6	$(13.7)	$23.3
The $20.2 million in foreign currency losses, net, during the second quarter of 2018, compared to $9.4 million in foreign currency gains, net, during the second quarter of 2017, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

The $9.6 million in foreign currency losses, net, during the first six months of 2018, compared to $13.7 million in foreign currency gains, net, during the first six months of 2017, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

(Benefit from) provision for income taxes:
The table below shows the Company's (benefit from) provision for income taxes for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
(Benefit from) provision for income taxes	$(2.8)	$11.9	$(14.7)	$(4.4)	$(27.0)	$22.6

The $14.7 million decrease in the Company's provision for income taxes in the second quarter of 2018, as compared to the second quarter of 2017, was primarily due to the increased loss from continuing operations before income taxes, partially offset by changes resulting from the enactment of the Tax Act, including the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act and a reduced deduction for executive compensation under Section 162(m).
The $22.6 million reduction in the Company's benefit from income taxes in the first six months of 2018, as compared to the first six months of 2017, was primarily due to the mix and level of earnings, as well as changes resulting from the Tax Act, including the reduction of the U.S. federal income tax rate (which provided for less of a tax benefit on the Company's year to date loss), the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), the U.S. tax on the Company's foreign earnings under the GILTI provisions of the Tax Act, and a reduced deduction for executive compensation under Section 162(m), partially offset by the impact of reducing the Company's liability under APB 23.
The Company's effective tax rate for the three months ended June 30, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company's foreign earnings under the GILTI provisions of the Tax Act. See Note 11, "Income Taxes," for a further discussion of the impact of the Tax Act on the Company's provision for income taxes.
The Company's effective tax rate for the six months ended June 30, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company's foreign earnings under the GILTI provisions of the Tax Act, partially offset by the impact of reducing the Company's liability under APB 23. See Note 11, "Income Taxes," for a further discussion of the impact of the Tax Act on the Company's provision for income taxes.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

Financial Condition, Liquidity and Capital Resources
At June 30, 2018, the Company had a liquidity position of $106.5 million, consisting of: (i) $81.6 million of unrestricted cash and cash equivalents; (ii) $35.0 million in available borrowing capacity under the 2018 Senior Line of Credit Facility, which had $15 million outstanding at such date; (iii) $6.5 million in available borrowing capacity under Products Corporation's 2016 Revolving Credit Facility, based upon the borrowing base of $436.7 million, less $9.8 million of outstanding undrawn letters of credit and $376.7 million of borrowings outstanding under the 2016 Revolving Credit Facility at such date; and less (iv) $16.6 million of outstanding checks. Under the 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio at June 30, 2018 was less than 1.0 to 1.0, it was required to maintain, out of the $50.2 million of availability, a $43.7 million Liquidity Amount (as defined in Note 7. "Long-Term Debt") at such date.
In April 2018, Products Corporation amended the 2016 Revolving Credit Facility (the "Revolver Amendment"), as a result of which the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million, compared to a borrowing base of approximately $350 million at March 31, 2018, and provided the Company with an additional $35 million of available borrowing capacity upon entering into the Revolver Amendment, which availability increased to $40.1 million as of June 30, 2018, which was fully drawn at such date. In June 2018, Products Corporation obtained the $50 million Senior Line of Credit Facility from MacAndrews & Forbes Incorporated. See Note 7, "Long Term Debt" for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility and the 2018 Senior Line of Credit Facility.
In July 2018, certain of the Company’s subsidiaries entered into the Asset-Based Term Agreement with Citibank, N.A., acting as administrative agent and collateral agent, which provides the Company with a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, which was fully drawn on the closing date. The Asset-Based Term Agreement requires the maintenance of a borrowing base, calculated based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland. To the extent that loans outstanding under the Asset-Based Term Facility exceed the borrowing base, the borrowers must prepay loans, subject to certain conditions. The Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to €43 million, subject to certain conditions and the agreement of the lenders providing such increase. See Note 17, "Subsequent Events," for additional information regarding the Asset-Based Term Facility.
After giving effect to this transaction, the Company's available liquidity as of July 31, 2018 was approximately $163.7 million, consisting of: (i) $81.3 million of unrestricted cash and cash equivalents (including, without limitation, the cash available from the Asset-Based Term Loan Facility); (ii) $50 million in available borrowing capacity under the 2018 Senior Line of Credit Facility; (iii) $46.5 million in available borrowing capacity under the 2016 Revolving Credit Facility (which had $362.8 million drawn at such date); and less (iv) $14.1 million of outstanding checks. The Company has continued to repatriate cash to the U.S. using tax-effective methods as part of continuing to effectively manage its working capital needs.

The Company’s foreign operations held $75.8 million out of its total $81.6 million in cash and cash equivalents as of June 30, 2018. The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During 2018, the Company has continued to repatriate funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries. The Company believes that the cash generated by its domestic operations, cash on hand, (including, without limitation, cash provided by the Asset-Based Term Facility), availability under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.
In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover position. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 11, "Income Taxes" in this Form 10-Q, as well as Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2017 Form 10-K for a further discussion.

Changes in Cash Flows
At June 30, 2018, the Company had cash, cash equivalents and restricted cash of $82.3 million, compared with $87.4 million at December 31, 2017. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(190.1)	$(139.2)
Net cash used in investing activities	(29.8)	(39.6)
Net cash provided by financing activities	216.9	67.4
Effect of exchange rate changes on cash and cash equivalents	(2.1)	8.3
Net decrease in cash, cash equivalents and restricted cash	(5.1)	(103.1)
Cash, cash equivalents and restricted cash at beginning of period	87.4	186.8
Cash, cash equivalents and restricted cash at end of period	$82.3	$83.7

Operating Activities
Net cash used in operating activities was $190.1 million and $139.2 million for the first six months of 2018 and 2017, respectively. The increase in cash used in the first six months of 2018, compared to the first six months of 2017, was primarily driven by a higher net loss as a result of lower net sales, partially offset by favorable working capital changes compared to the prior year period.

Investing Activities
Net cash used in investing activities was $29.8 million and $39.6 million for the first six months of 2018 and 2017, respectively, which was entirely comprised of capital expenditures. Capital expenditures in the first six months of 2018 included approximately $8.3 million for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by financing activities was $216.9 million and $67.4 million for the first six months of 2018 and 2017, respectively.
Net cash provided by financing activities for the first six months of 2018 primarily included:

•	$219.7 million of borrowings under the 2016 Revolving Credit Facility; and

•	a $13.2 million net increase in short-term borrowings, primarily driven by $15 million in borrowings under the 2018 Senior Line of Credit Facility;
with the foregoing partially offset by:

•	$9.0 million of repayments under the 2016 Term Loan Facility.
Net cash provided by financing activities for the first six months of 2017 primarily included:

•	$87.5 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$9.0 million of repayments under the 2016 Term Loan Facility; and

•	a $6.7 million decrease in short-term borrowings and overdraft.

Long-Term Debt Instruments
See discussion above regarding the Revolver Amendment, the 2018 Senior Line of Credit Facility and the Asset-Based Term Facility. See also Note 7, "Long Term Debt" and Note 17, "Subsequent Events" for information regarding these facilities. For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in Revlon's 2017 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements and the 2018 Senior Line of Credit Agreement as of June 30, 2018. At June 30, 2018, the aggregate principal amounts outstanding and availability under Products Corporation’s various credit facilities were as follows:

	Aggregate principal amount outstanding at June 30, 2018	Availability at June 30, 2018*
Tranche A of the 2016 Revolving Credit Facility*	$336.6	$50.2
Tranche B of the 2016 Revolving Credit Facility**	40.1	—
2018 Senior Line of Credit Facility	15.0	35.0
(*) Based upon the calculated borrowing base of $396.6 million, less $9.8 million of outstanding undrawn letters of credit and $336.6 million then drawn. As Products Corporation’s consolidated fix charge coverage ratio at June 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $43.7 million Liquidity Amount at such date, as a result of which the Company had approximately $6.5 million in available borrowing capacity under the 2016 Revolving Credit Facility as of June 30, 2018.
(**) Based upon the calculated borrowing base of $40.1 million, which was fully drawn at June 30, 2018.
Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of June 30, 2018, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of June 30, 2018. As Products Corporation’s consolidated fixed charge coverage ratio at June 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $43.7 million Liquidity Amount at such date, as a result of which the Company had approximately $6.5 million in available borrowing capacity under the 2016 Revolving Credit Facility as of June 30, 2018.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds that may be available from time to time for borrowing under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit. The 2016 Credit Agreements, the Senior Notes Indentures and the Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade.
The Company’s cash contributions to its pension and post-retirement benefit plans in the first six months of 2018 were $3.8 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $10 million in the aggregate for 2018. The Company’s cash taxes paid in the first six months of 2018 were $6.5 million. The Company expects to pay cash taxes of approximately $15 million to $20 million in the aggregate during 2018. In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years, and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover position. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 11, "Income Taxes" in this Form 10-Q, as well as Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2017 Form 10-K for a further discussion.
The Company’s purchases of permanent wall displays and capital expenditures in the first six months of 2018 were $35.6 million and $29.8 million, respectively. Capital expenditures for the first six months of 2018 included approximately $8.3 million of spend for the EA Integration Restructuring Program. The Company expects that purchases of permanent wall displays will be approximately $55 million to $70 million during 2018 and expects that capital expenditures will be approximately $90 million to $110 million during 2018.
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
During February 2018, the Company launched its new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that had impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. In response, the Company implemented a robust service recovery plan and is continuing to resolve the customer service level disruptions resulting from the launch of the new ERP system. As of June 30, 2018, the Oxford, N.C. manufacturing facility was operating at full capacity and the Company is continuing to re-fill inventories across its retail partners, particularly internationally. The Company continues to believe that its current sources of liquidity, consisting of operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds that may be available from time to time for borrowing under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit and other permitted lines of credit, are sufficient. See Note 7, "Long Term Debt" for information regarding the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility. See Note 17, "Subsequent Events" for additional information regarding the Asset-Based Term Facility. See also Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K for further discussion regarding the Company’s implementation of its new ERP system and those related to the Company’s substantial indebtedness.
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Elizabeth Arden Acquisition. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility), funds that may be available from time to time under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit, other permitted lines of credit and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds that may be available from time-to-time for borrowing under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2018, including payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under Products Corporation’s 2016 Revolving Credit Facility and the Asset-Based Term Facility. For example, subject to certain exceptions, loans under the Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory.
If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, capital expenditures, restructuring and severance costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements, the Senior Notes Indentures, the 2018 Senior Line of Credit Agreement and/or the Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At June 30, 2018 and December 31, 2017, the U.S. Dollar notional amount of the FX Contracts outstanding was nil and $147.1 million, respectively. The FX Contracts outstanding had a net liability fair value of $0.1 million at June 30, 2018.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap, which initially had a floor of 1%, that in December 2016 was amended to 0.75%, expired in May 2018. Refer to Note 9, "Financial Instruments" for more information on this interest rate swap transaction.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.3 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

Disclosures about Contractual Obligations and Commercial Commitments

As of June 30, 2018, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Revlon's 2017 Form 10-K, with the exception of the Company's amendment to the 2016 Revolving Credit Facility in April 2018 and the 2018 Senior Line of Credit Facility entered into with MacAndrews & Forbes in June 2018. See Note 7, "Long Term Debt" for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility and the 2018 Senior Line of Credit Facility and also see Note 17, "Subsequent

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Events" for additional information regarding the Asset-Based Term Facility. The following table reflects the impact of these transactions on the Company's long-term debt obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including current portion	$3,095.7	$385.7	$36.2	$536.2	$2,137.6
Interest on long-term debt	831.0	88.6	345.0	275.7	121.7

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

Effect of Recently Issued Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The Company has exposure to changing interest rates, primarily under Products Corporation's 2016 Senior Credit Facilities, as well as the Asset-Based Term Facility entered into in July 2018. The Company manages interest rate risk through a combination of fixed-and-floating rate debt. From time-to-time, the Company makes use of derivative financial instruments to adjust its fixed-and-floating rate ratio. The Company does not hold or issue financial instruments for speculative or trading purposes.
The qualitative and quantitative information presented in Item 7A of Revlon's 2017 Form 10-K ("Item 7A") describes significant aspects of the Company's financial instrument program that have material market risk as of December 31, 2017. The following tables present this information as required by Item 7A as of June 30, 2018.

	Expected Maturity Date for the Year Ended December 31,
	(dollars in millions, except for rate information)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value June 30, 2018
Debt
Short-term variable rate (third party - various currencies)	$13.2						$13.2	$13.2
Average interest rate (a)	4.3%
Short-term fixed rate (related party - USD) (b)	$15.0						$15.0	$15.0
Average interest rate	8.0%
Short-term fixed rate (third party - EUR)	$1.6						$1.6	$1.6
Average interest rate	11.7%
Long-term fixed rate (third party - USD)				$500		$450	$950.0	$603.6
Average interest rate				5.75%		6.25%
Long-term fixed rate (third party - EUR)	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.5	$0.5
Average interest rate	—%	—%	—%	—%	—%	—%
Long-term variable rate (third party - USD) (c)	$385.7	$18.0	$18.0	$18.0	$18.0	$1,687.5	$2,145.2	$1,667.7
Average interest rate (a)(d)	4.7%	6.2%	6.3%	6.3%	6.3%	6.3%
Total debt	$415.5	$18.1	$18.1	$518.1	$18.1	$2,137.6	$3,125.5	$2,301.6

(a)	Weighted average variable rates are based upon implied forward rates from the U.S. Dollar LIBOR and Euribor yield curves at June 30, 2018.

(b)
Includes $15 million of borrowings at June 30, 2018 under the 2018 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Incorporated, a related party. See Note 7, “Long-term Debt,” for more information.

(c)	Includes total quarterly amortization payments required for each year under the 2016 Term Loan Facility and borrowings under the 2016 Revolving Credit Facility.

(d)
At June 30, 2018, the interest rate for the 2016 Term Loan Facility was the Eurodollar Rate (as defined in the 2016 Term Loan Agreement) plus 3.5% per annum (with the Eurodollar Rate not to be less than 0.75%). At June 30, 2018, the weighted average interest rate for outstanding Tranche A and Tranche B loans under the 2016 Revolving Credit Facility was 4.3% per annum, which is based primarily on the Eurodollar Rate plus the applicable margins. See Revlon’s 2017 Form 10-K for information on the 2016 Revolving Credit Facility and Note 7, “Long Term Debt” in this Form 10-Q for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility.

If any of LIBOR, Euribor, the base rate, the U.S. federal funds rate or such equivalent local foreign currency rate increases, Products Corporation's debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt subject to floating interest rates as of June 30, 2018), a 1% increase in both the LIBOR and Euribor rates would increase the Company’s annual interest expense by approximately $21.8 million as of June 30, 2018.

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

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During February 2018, the Company implemented its new ERP system that supports a significant portion of the Company's business in North America, which resulted in certain changes to the Company's processes and procedures. While this new ERP implementation has resulted in service level disruptions in the Company's Oxford, N.C. manufacturing facility, the ERP implementation has not materially affected, nor is it reasonably likely to materially affect, the Company's ICFR.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the interim period ended June 30, 2018, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance and/or sales growth;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and acquisition-related integration costs, capital expenditures, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring and severance costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Elizabeth Arden Acquisition, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company’s total debt;

(iv)
certain beliefs and expectations regarding actions that the Company is pursuing to implement a robust service recovery plan and that it is making significant progress in resolving the customer service level disruptions resulting from the launch of its new ERP system;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company’s SG&A expenses) and (2) recognizing approximately $90 million to $95 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (i) approximately $70 million to $75 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $10 million of lease termination costs; and (iii) approximately $10 million of other related charges;

(vi)
the Company’s expectation that operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds that may be available from time to time for borrowing under Products Corporation's 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2018, including the cash requirements referred to in item (ix) below, and the Company's belief that (a) the cash generated by its domestic operations, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility), availability under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

(viii)
the Company's expected principal uses of funds, including amounts required for payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions, if any); debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company’s inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platform and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers; and/or supply disruptions at the Company’s manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, costs and expenses related to the EA Integration Restructuring Program; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving our financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to optimally integrate the Elizabeth Arden business, more than expected costs to fully implement such integration or delays in fully implementing the integration and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash generated by operations, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and/or funds under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility or from other permitted additional sources of capital to fund such potential activities;

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

(vi)
lower than expected operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and/or funds available under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and/or other permitted lines of credit or higher than anticipated operating expenses, such as referred to in clause (ix) below, and/or less than anticipated cash generated by the Company's domestic operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(vii)
the unavailability of funds under Products Corporation's 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility or other permitted lines of credit; the unavailability of funds under the Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; or the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending;

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

(xv)
difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe the expected benefits from the Elizabeth Arden Acquisition, such as the Company being unable to successfully implement, in whole or in part, its integration strategies.

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

Item 5. Other Information

None.

Item 6. Exhibits

4.1
Amendment No. 1, dated as of April 17, 2018, among Revlon Consumer Products Corporation ("Products Corporation"), Revlon, Inc., the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018).

4.2
Amendment Agreement No. 1 to Canada - ABL Collateral Agreement, dated as of April 17, 2018, among Revlon Canada Inc., Elizabeth Arden (Canada) Limited and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018).

4.3
Senior Unsecured Line of Credit Agreement, dated as of June 18, 2018, between Products Corporation, as borrower, and MacAndrews & Forbes Incorporated, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2018).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated August 9, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 9, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1 (furnished herewith)	Certification of Debra Perelman, Chief Executive Officer, dated August 9, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (furnished herewith)	Certification of Victoria Dolan, Chief Financial Officer, dated August 9, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2018

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Wendel F. Kralovich
Debra Perelman	Victoria Dolan	Wendel F. Kralovich
President, Chief Executive Officer &	Chief Financial Officer	Senior Vice President,
Director		Chief Accounting Officer
& Corporate Controller