Form 10-Q
period 2018-09-30
REVLON INC /DE/
filed 2018-11-09
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2018, 52,836,808 shares of Class A Common Stock were outstanding. At such date, 45,002,130 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $144,926,092. Accordingly, the registrant qualifies under the SEC's revised rules as a "smaller reporting company."

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.8	$87.1
Trade receivables, less allowance for doubtful accounts of $13.4 and $13.5 as of September 30, 2018 and December 31, 2017, respectively	441.6	444.8
Inventories	587.6	497.9
Prepaid expenses and other assets	171.2	113.4
Total current assets	1,262.2	1,143.2
Property, plant and equipment, net of accumulated depreciation of $418.1 and $385.5 as of September 30, 2018 and December 31, 2017, respectively	358.4	372.7
Deferred income taxes	198.0	138.0
Goodwill	692.1	692.5
Intangible assets, net of accumulated amortization of $160.3 and $130.9 as of September 30, 2018 and December 31, 2017, respectively	560.1	592.1
Other assets	117.5	118.4
Total assets	$3,188.3	$3,056.9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings*	$21.4	$12.4
Current portion of long-term debt	420.3	170.2
Accounts payable	363.2	336.9
Accrued expenses and other current liabilities	411.6	412.8
Total current liabilities	1,216.5	932.3
Long-term debt	2,731.4	2,653.7
Long-term pension and other post-retirement plan liabilities	164.1	172.8
Other long-term liabilities	64.5	68.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 55,762,771 and 54,556,100 shares issued as of September 30, 2018 and December 31, 2017, respectively	0.5	0.5
Additional paid-in capital	1,054.8	1,040.0
Treasury stock, at cost: 1,533,320 and 1,114,528 shares of Class A Common Stock as of September 30, 2018 and December 31, 2017, respectively	(25.3)	(21.7)
Accumulated deficit	(1,784.7)	(1,560.8)
Accumulated other comprehensive loss	(233.5)	(228.4)
Total stockholders’ deficiency	(988.2)	(770.4)
Total liabilities and stockholders’ deficiency	$3,188.3	$3,056.9

* Includes $11.0 million of borrowings as of September 30, 2018 under the 2018 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Incorporated, a related party. See Note 7, "Long-term Debt," for more information.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)(*)		(as adjusted)(*)
Net sales	$655.4	$666.5	1,822.9	$1,907.1
Cost of sales	305.0	290.5	807.2	824.4
Gross profit	350.4	376.0	1,015.7	1,082.7
Selling, general and administrative expenses	340.8	362.3	1,087.1	1,074.5
Acquisition and integration costs	3.4	12.7	12.0	40.2
Restructuring charges and other, net	3.9	6.4	13.9	11.3
Loss on disposal of minority investment	—	—	20.1	—
Operating income (loss)	2.3	(5.4)	(117.4)	(43.3)
Other expenses:
Interest expense	46.4	38.6	129.1	110.3
Amortization of debt issuance costs	3.8	2.3	9.1	6.8
Foreign currency losses (gains), net	1.1	(3.1)	10.7	(16.8)
Miscellaneous, net	0.4	0.4	0.6	1.8
Other expenses	51.7	38.2	$149.5	102.1
Loss from continuing operations before income taxes	(49.4)	(43.6)	(266.9)	(145.4)
Benefit from income taxes	(38.7)	(10.8)	(43.1)	(37.8)
Loss from continuing operations, net of taxes	(10.7)	(32.8)	(223.8)	(107.6)
(Loss) income from discontinued operations, net of taxes	(0.4)	0.4	(0.1)	1.3
Net loss	$(11.1)	$(32.4)	$(223.9)	$(106.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax(a)	(4.9)	(1.2)	(12.3)	5.3
Amortization of pension related costs, net of tax(b)(c)	2.3	2.0	6.5	6.1
Pension curtailment, net of tax(d)	—	—	—	2.6
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	—	0.6	0.7	1.8
Other comprehensive (loss) income, net	(2.6)	1.4	(5.1)	15.8
Total comprehensive loss	$(13.7)	$(31.0)	$(229.0)	$(90.5)

Basic (loss) earnings per common share:
Continuing operations	$(0.20)	$(0.62)	$(4.24)	$(2.04)
Discontinued operations	(0.01)	0.01	—	0.02
Net loss	$(0.21)	$(0.61)	$(4.24)	$(2.02)

Diluted (loss) earnings per common share:
Continuing operations	$(0.20)	$(0.62)	$(4.24)	$(2.04)
Discontinued operations	(0.01)	0.01	—	0.02
Net loss	$(0.21)	$(0.61)	$(4.24)	$(2.02)

Weighted average number of common shares outstanding:
Basic	52,834,879	52,615,412	52,777,883	52,584,954
Diluted	52,834,879	52,615,412	52,777,883	52,584,954

(*)
Adjusted as a result of the adoption of certain accounting pronouncements during 2018. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

(a)
Net of tax benefit of nil and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and tax expense of nil and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(b)
Net of tax expense of $0.3 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(c)
This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(d)	Net of tax expense of $0.3 million for the nine months ended September 30, 2017.

(e)
Net of tax benefit of nil and $0.4 million for the three months ended September 30, 2018 and 2017, and $0.5 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	—	(3.6)	—	—	(3.6)
Stock-based compensation amortization	—	14.8	—	—	—	14.8
Net loss	—	—	—	(223.9)	—	(223.9)
Other comprehensive loss, net (b)	—	—	—	—	(5.1)	(5.1)
Balance, September 30, 2018	$0.5	$1,054.8	$(25.3)	$(1,784.7)	$(233.5)	$(988.2)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of 167,297 shares of Revlon Class A Common Stock during the nine months ended September 30, 2018 to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares for certain senior executives. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $21.42 during the nine months ended September 30, 2018, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $3.6 million. See Note 15, "Stock Compensation Plan" to the Consolidated Financial Statements in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018 (the "2017 Form 10-K"), for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 12, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223.9)	$(106.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119.4	111.7
Foreign currency losses (gains) from re-measurement	10.7	(20.8)
Amortization of debt discount	0.9	0.9
Stock-based compensation amortization	14.8	5.9
Benefit from deferred income taxes	(61.5)	(53.2)
Amortization of debt issuance costs	9.1	6.8
Non-cash loss on disposal of minority investment	18.6	—
Loss on sale of certain assets	0.6	1.5
Pension and other post-retirement cost	2.0	1.9
Change in assets and liabilities:
Increase in trade receivables	(7.0)	(25.1)
Increase in inventories	(100.3)	(121.6)
Increase in prepaid expenses and other current assets	(60.5)	(13.1)
Increase in accounts payable	39.3	36.4
Decrease in accrued expenses and other current liabilities	(1.6)	(51.8)
Pension and other post-retirement plan contributions	(6.1)	(5.8)
Purchases of permanent displays	(57.0)	(37.3)
Other, net	5.8	(4.3)
Net cash used in operating activities	(296.7)	(274.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41.6)	(69.5)
Net cash used in investing activities	(41.6)	(69.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings and overdraft	2.3	1.2
Net borrowings under the 2016 Revolving Credit Facility	251.3	243.9
Net borrowings under the 2018 Foreign Asset-Based Term Loan	89.4	—
Repayments under the 2016 Term Loan Facility	(13.5)	(13.5)
Payment of financing costs	(9.4)	(1.1)
Tax withholdings related to net share settlements of restricted stock units and awards	(3.6)	(2.5)
Other financing activities	0.1	(1.3)
Net cash provided by financing activities	316.6	226.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.2)	9.4
Net decrease in cash, cash equivalents and restricted cash	(24.9)	(107.6)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.4	186.8
Cash, cash equivalents and restricted cash at end of period (a)	$62.5	$79.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$131.4	$124.5
Income taxes, net of refunds	11.7	11.1

(a) These amounts include restricted cash of $0.7 million and $0.2 million as of September 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively, which represent cash on deposit to support the Company's outstanding undrawn letters of credit and were included within other assets in the Company's consolidated balance sheets.

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
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial information have been made. The Unaudited Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
The preparation of the Company's Unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Unaudited Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to: allowances for doubtful accounts; inventory valuation reserves; expected sales returns and allowances; trade support costs; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; restructuring costs; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in Revlon's 2017 Form 10-K.
The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year.

Classification of Argentina's Economy as Highly Inflationary

In May 2018, the International Practices Task Force of the Center for Audit Quality issued a discussion document reporting that Argentina's 3-year cumulative inflation rate exceeded 100%. As a result, Argentina was considered highly inflationary in accordance with U.S. GAAP by no later than June 30, 2018. Consequently, the Company began to account for the operations of its Argentinian affiliate as highly inflationary and treat the U.S. dollar as the functional currency of this affiliate, effective July 1, 2018. This change in functional currency did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures for the period ended September 30, 2018.

Recent Transactions

The Company, through a subsidiary, had a minority investment in a third party whose subsidiaries licensed certain brand names from the Company for use in their operations. The Company's investment was in the form of a collateralized convertible note, was accounted for using the cost method and was included in other assets on the Company's consolidated balance sheet. In June 2018, the Company entered into an agreement to terminate the arrangement with the unrelated third party. After a brief transition period, the right to use the licensed brand names will revert to the Company. As a result of this termination, the Company recognized a loss on investment of approximately $20.1 million during the nine months ended September 30, 2018, comprised of

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

a one-time $1.5 million cash termination payment and non-cash charges of $18.6 million, primarily related to the write-off of the investment's carrying value.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This standard replaced most existing revenue recognition guidance in U.S. GAAP and codified guidance under FASB Topic 606. The underlying principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects that it will be entitled to receive in exchange for those goods or services.
The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance. However, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of FASB Topic 606 are consistent with the Company's revenue recognition policy under previous guidance.
In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects that it will be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when control of the goods transfers to the customer. Net sales are comprised of gross revenues from sales of products less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons.
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
The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company's previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company's results of operations, financial condition and/or financial statement disclosures.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Other

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line items as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC are to be presented separately from this line item and below any subtotal of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The Company adopted ASU No. 2017-07 as of January 1, 2018 and while its adoption did not have a material impact on the Company's results of operations, financial condition and/or financial statement disclosures, it did result in net periodic benefit cost of $0.1 million for the three months ended September 30, 2017, as previously reported in cost of sales and selling, general and administrative ("SG&A") expenses in the Company's Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income, being reclassified below operating income in the miscellaneous, net line item. There was no reclassification impact for the nine months ended September 30, 2017. See Note 10, "Pension and Post-Retirement Benefits" for more information.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU No. 2016-02 beginning as of January 1, 2019. Upon evaluation, the Company believes that the main change as a result of its adopting ASU No. 2016-02 will be the recognition of its lease liabilities and corresponding right-of-use assets on the Company's balance sheet, but expects minimal impact to its statement of operations or cash flows. The Company continues to assess the impact that the adoption of this new guidance will have on its financial statements and will estimate the impact on its consolidated balance sheet when filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs to defer and recognize as an asset and which costs are expensed as incurred. The new guidance specifies the financial statement presentation of capitalized implementation costs and the related amortization and requires entities to disclose the nature of hosting arrangements that are service contracts; the amount of implementation costs capitalized, amortized and impaired in each reporting period; and provide disclosures about significant judgments made when applying the guidance. Implementation costs that are recognized as an asset under the new guidance would be expensed over the term of the hosting arrangement. The term of the hosting arrangement would be the non-cancellable period of the arrangement and certain periods covered by options to renew the arrangement. The Company currently presents the cost of acquired software as a component of property, plant and equipment in its consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU No. 2018-15 beginning as of January 1, 2020 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the EA Integration Restructuring Charges incurred through September 30, 2018 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs		Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2017	$62.8	$5.0		$67.8	$1.4	$3.0	$72.2
Charges incurred during the nine months ended September 30, 2018	12.7	(1.1)	(a)	11.6	0.4	—	12.0
Cumulative charges incurred through September 30, 2018	$75.5	$3.9		$79.4	$1.8	$3.0	$84.2
(a) Primarily represents the reversal of lease termination costs related to certain re-occupied office space.
(b) Inventory adjustments are recorded within cost of sales in the Company’s unaudited consolidated statement of operations and comprehensive (loss) income.
(c) Other related charges are recorded within SG&A in the Company’s unaudited consolidated statement of operations and comprehensive (loss) income.
A summary of the EA Integration Restructuring Charges incurred through September 30, 2018 by reportable segment is presented in the following table:

	Charges incurred during the nine months ended September 30, 2018	Cumulative charges incurred through September 30, 2018
Revlon	$8.6	$33.2
Elizabeth Arden	0.4	13.2
Portfolio	0.8	14.2
Fragrances	1.8	18.8
Total	$11.6	$79.4

The Company expects that cash payments will total $90 million to $95 million in connection with the EA Integration Restructuring Charges, of which $60.9 million were paid through September 30, 2018. The remaining balance is expected to be substantially paid by the end of 2020.

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2018	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at September 30, 2018
EA Integration Restructuring Program:(a)
Employee severance and other personnel benefits	$25.8	$12.7	$(0.2)	$(17.6)	$—	$20.7
Other	3.9	(0.7)	—	(0.8)	—	2.4
Total EA Integration Restructuring Program	29.7	12.0	(0.2)	(18.4)	—	23.1

Other individually immaterial actions:
Employee severance and other personnel benefits	2.5	2.3	—	(2.5)	—	2.3
Other	1.7	—	(0.1)	—	—	1.6
Total other individually immaterial actions	4.2	2.3	(0.1)	(2.5)	—	3.9
Total restructuring reserve	$33.9	$14.3	$(0.3)	$(20.9)	$—	$27.0
(a) Includes $0.4 million in charges related to inventory adjustments and other restructuring-related charges that were reflected within cost of sales in the Company’s September 30, 2018 Unaudited Consolidated Statement of Operations and Comprehensive (Loss) Income.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2018 and December 31, 2017, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$—	$—	$—	$—
(Loss) income from discontinued operations, before taxes	(0.4)	0.7	(0.1)	1.6
Provision for income taxes	—	0.3	—	0.3
(Loss) income from discontinued operations, net of taxes	(0.4)	0.4	(0.1)	1.3

As of September 30, 2018 and December 31, 2017, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$1.1	$1.3
Trade receivables, net	0.2	0.2
Total current assets	1.3	1.5
Total assets	$1.3	$1.5

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.3	3.5
Total current liabilities	3.8	4.0
Total liabilities	$3.8	$4.0

4. INVENTORIES

As of September 30, 2018 and December 31, 2017, the Company's inventory balances consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials and supplies	$160.4	$123.4
Work-in-process	11.0	22.0
Finished goods	416.2	352.5
	$587.6	$497.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Effective January 1, 2018, the Company implemented its brand-centric organizational structure that is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach outlined in ASC 350, Intangibles - Goodwill and Other.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of January 1, 2018 using the relative fair value allocation approach, as well as any changes in goodwill by segment during the nine months ended September 30, 2018:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2018	$265.3	$189.5	$116.9	$120.8	$692.5
Foreign currency translation adjustment	(0.2)	(0.2)	—	—	(0.4)
Balance at September 30, 2018	$265.1	$189.3	$116.9	$120.8	$692.1

Cumulative goodwill impairment charges(a)					$37.2
(a) Cumulative goodwill impairment charges relate to impairments recognized in 2015 and 2017; no impairment charges were recognized during the nine months ended September 30, 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.3	$(87.8)	$184.5	13
Customer relationships	249.0	(58.3)	190.7	12
Patents and internally-developed intellectual property	20.9	(9.7)	11.2	6
Distribution rights	31.0	(3.6)	27.4	16
Other	1.3	(0.9)	0.4	1
Total finite-lived intangible assets	$574.5	$(160.3)	$414.2

Indefinite-lived intangible assets:
Trade names	$145.9	N/A	$145.9
Total indefinite-lived intangible assets	$145.9	N/A	$145.9

Total intangible assets	$720.4	$(160.3)	$560.1

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.4	$(72.8)	$198.6	13
Customer relationships	250.6	(46.8)	203.8	13
Patents and internally-developed intellectual property	20.8	(8.4)	12.4	7
Distribution rights	31.0	(2.3)	28.7	17
Other	1.3	(0.6)	0.7	2
Total finite-lived intangible assets	$575.1	$(130.9)	$444.2

Indefinite-lived intangible assets:
Trade names	$147.9	N/A	$147.9
Total indefinite-lived intangible assets	$147.9	N/A	$147.9

Total intangible assets	$723.0	$(130.9)	$592.1

Amortization expense for finite-lived intangible assets was $10.1 million and $10.4 million for the three months ended September 30, 2018 and 2017, respectively, and $30.3 million and $32.6 million for the nine months ended September 30, 2018 and 2017, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of September 30, 2018:

Estimated Amortization Expense
2018	$9.6
2019	37.8
2020	37.1
2021	36.1
2022	34.7
Thereafter	258.9
Total	$414.2

6. ACCRUED EXPENSES AND OTHER

As of September 30, 2018 and December 31, 2017, the Company's accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Advertising and promotional costs	$84.2	$84.0
Sales returns and allowances	70.0	61.7
Compensation and related benefits	63.0	59.6
Taxes	40.9	48.4
Restructuring reserve	26.5	33.3
Interest	19.1	23.8
Other	107.9	102.0
Total	$411.6	$412.8

7. LONG-TERM DEBT

As of September 30, 2018 and December 31, 2017, the Company's debt balances consisted of the following:

	September 30, 2018	December 31, 2017
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs(a)	$1,727.4	$1,735.9
2016 Revolving Credit Facility due 2021, net of debt issuance costs(b)	402.2	152.1
5.75% Senior Notes due 2021, net of debt issuance costs(c)	496.2	495.1
6.25% Senior Notes due 2024, net of debt issuance costs(d)	441.1	440.3
2018 Foreign Asset-Based Term Loan Credit Agreement due 2021, net of debt issuance costs(e)	84.3	—
Spanish Government Loan due 2025	0.5	0.5
	$3,151.7	$2,823.9
Less current portion(*)	(420.3)	(170.2)
	$2,731.4	$2,653.7

Short-term borrowings(f)	$21.4	$12.4
(*) At September 30, 2018, the Company classified $420.3 million as its current portion of long-term debt, comprised primarily of $402.2 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2017, the Company classified

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

$170.2 million as its current portion of long-term debt, comprised primarily of $152.1 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18.1 million of amortization payments on the 2016 Term Loan Facility.
(a) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at September 30, 2018 was $1,764 million.
(b) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the 2016 Revolving Credit Facility agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B matures on April 17, 2019. Total borrowings at face amount under Tranche A and Tranche B under the 2016 Revolving Credit Facility at September 30, 2018 were $408.3 million (excluding $10.1 million of outstanding undrawn letters of credit) and $41.5 million, respectively (the 2016 Term Loan Facility and the 2016 Revolving Credit Facility, as amended, are collectively referred to as the "2016 Senior Credit Facilities").
(c) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at September 30, 2018 was $500 million.
(d) See Note 11, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at September 30, 2018 was $450 million.
(e) See below for discussion of the euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million that various foreign subsidiaries of Products Corporation entered into in July 2018.
(f) Includes $11 million of borrowings at September 30, 2018 under the 2018 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Incorporated, a related party, discussed below.

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

Principal and Maturity: The Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018. The Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to €43 million, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the Asset-Based Term Facility are being used for working capital and other general corporate purposes. The Asset-Based Term Facility matures on July 9, 2021.

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

Guarantees and Security: The Asset-Based Term Facility is guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each Borrowing Base Guarantor (not including Revlon or Products Corporation) on a limited recourse basis (the "Parent Guarantors"). The obligations of the Loan Parties and the Parent Guarantors under the Asset-Based Term Facility are secured by first-ranking pledges of the equity of each Loan Party, the inventory and accounts receivable of the Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the Asset-Based Term Facility) and certain other material assets of

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the Borrowing Base Guarantors. The Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest is payable on each interest payment date as set forth in the Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the Asset-Based Term Facility at a rate per annum equal to the EURIBOR rate plus an applicable margin equal to 6.50%. The Borrowers are obligated to pay certain fees and expenses in connection with the Asset-Based Term Facility, including a fee payable to Citibank, N.A. for its services as Agent. Voluntary prepayments and certain mandatory prepayments of the loans under the Asset-Based Term Facility made prior to January 9, 2019 are subject to a 1.0% premium. Loans under the Asset-Based Term Facility may be prepaid without premium or penalty after January 9, 2019.

Affirmative and Negative Covenants: The Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The Parent Guarantors are subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.

Prepayments: The Borrowers must prepay loans under the Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

2018 Senior Line of Credit Facility
In June 2018, Products Corporation entered into a 2018 Senior Unsecured Line of Credit Agreement (the "2018 Senior Line of Credit Agreement") providing Products Corporation with a $50 million senior unsecured line of credit (the "2018 Senior Line of Credit Facility") from MacAndrews & Forbes Incorporated, Revlon’s majority stockholder. The 2018 Senior Line of Credit Facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures on December 31, 2018. As of September 30, 2018, there was $11 million of outstanding borrowings under this facility.
Any loans outstanding under the 2018 Senior Line of Credit Facility bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the 2018 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation is required to repay any outstanding loans under the 2018 Senior Line of Credit Facility, together with accrued interest thereon, if and to the extent that: (i) Products Corporation or any of its subsidiaries enters into a new financing agreement under which it or any of its subsidiaries is then able to draw; or (ii) for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment under this clause (ii) would not result in material adverse tax consequences. For the three months ended September 30, 2018, the Company had net repayments of $4 million under this facility.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement, as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches").
The Revolver Amendment provided for the availability and repayment terms of each Tranche, as well as terms governing the payment priorities between the Tranches. Other amendments to the Original 2016 Revolving Credit Facility under the Revolver Amendment included: (i) a $15 million increase to the cap on amounts eligible for inclusion in the borrowing base relating to certain assets located in jurisdictions other than the U.S., Puerto Rico, Canada, and the U.K.; (ii) a reduction to the amount of additional debt generally permitted to be incurred; (iii) a reduction in the amount of incremental debt under 2016 Term Loan Agreement permitted to be incurred pursuant to the 2016 Revolving Credit Agreement; (iv) the removal of temporary increases to the borrowing base between August 15th and October 31st of each year; (v) an increase to threshold conditions in respect of the ability to make certain dividends and distributions on equity during the term of the Tranche B; and (vi) an amendment to the calculation of the financial covenant.
As a result of the Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million, compared to a borrowing base of approximately $350 million at March 31, 2018, and provided the Company with an additional $35 million of available borrowing capacity upon entering into the Revolver Amendment, which availability increased to $40.1 million and $41.5 million as of June 30, 2018 and September 30, 2018, respectively, which was fully drawn at each such date.
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

Interest and Fees: Under the 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to (A) in the case of the Tranche A, 0.25%, 0.50% or 0.75%, or (B) in the case of the Tranche B, 1.50%, 1.75% or 2.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to (A) in the case of the Tranche A, 1.25%, 1.50% or 1.75%, or (B) in the case of the Tranche B, 2.50%, 2.75% or 3.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time), at Products Corporation’s option. The applicable margin decreases as the average excess availability under the 2016 Revolving Credit Facility increases.

Products Corporation is obligated to pay certain fees and expenses in connection with the 2016 Revolving Credit Facility, including a commitment fee of 0.25% for any unused amounts under the Tranche A and 0.50% for any unused amounts under the Tranche B. Loans under the 2016 Revolving Credit Facility may be prepaid without premium or penalty.

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain "payment conditions" for asset-based credit facilities are satisfied. The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s "Liquidity Amount" (defined in the 2016 Revolving Credit Agreement as the Borrowing Base (capped at 105% of the Revolving Commitment) less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense and scheduled principal payments under the 2016 Term Loan Agreement for such period) of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility. As Products Corporation’s consolidated fixed charge coverage ratio at September 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $44.1 million Liquidity Amount at such date, as a result of which the Company had approximately $1.0 million in available borrowing capacity under the 2016 Revolving Credit Facility as of September 30, 2018.

Prepayments: Products Corporation must prepay (i) Tranche A borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans thereunder and letters of credit exceed the Tranche A availability and (ii) Tranche B borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans thereunder exceed the Tranche B availability; provided that the Tranche A borrowings are required to be repaid prior to the repayment of the Tranche B borrowings. During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility. The above descriptions of the terms of the 2016 Term Loan Facility and the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to the Company's prior SEC filings.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities and the 2018 Senior Line of Credit Facility as of September 30, 2018. At September 30, 2018, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2018	Availability at September 30, 2018
Tranche A of the 2016 Revolving Credit Facility	$400.0	$433.8	$366.8	(a)N/A
Tranche B of the 2016 Revolving Credit Facility	41.5	44.3	41.5	N/A
Total Tranche A & B of the 2016 Revolving Credit Facility(a)	$441.5	$478.1	$408.3	$1.0
2018 Senior Line of Credit Facility	50.0	N/A	11.0	39.0
(a) Availability as of September 30, 2018 is based upon the calculated borrowing base (capped at 105% of the respective Revolving Commitments) of $463.5 million, less $10.1 million of outstanding undrawn letters of credit and $408.3 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio at September 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $44.1 million Liquidity Amount at such date, as a result of which the Company had of the $45.1 million of availability under the 2016 Revolving Credit Facility, approximately $1.0 million in available borrowing capacity under such facility as of September 30, 2018.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of September 30, 2018.

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
As of September 30, 2018, the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value are categorized in the table below:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—
Total assets at fair value	$0.1	$—	$0.1	$—
Liabilities:
Derivatives:
FX Contracts(a)	$0.1	$—	$0.1	$—
Total liabilities at fair value	$0.1	$—	$0.1	$—

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
(b) The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined), which expired in May 2018, was measured based on the implied forward rates from the U.S. Dollar 3-month LIBOR yield curve on the respective dates. See Note 9, "Financial Instruments."

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of September 30, 2018, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	September 30, 2018
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,539.3	$—	$2,539.3	$3,151.7

As of December 31, 2017, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	December 31, 2017
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,131.5	$—	$2,131.5	$2,823.9
(a) The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issuances and maturities.
The carrying amounts of the Company's cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.1 million (including amounts available under credit agreements in effect at that time) were maintained as of both September 30, 2018 and December 31, 2017. Included in these amounts are approximately $7.2 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs as of September 30, 2018 and December 31, 2017, respectively. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily FX Contracts, to manage foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. Prior to its expiration in May 2018, the Company used interest rate hedging transactions to manage interest rate risk associated with Products Corporation’s variable-rate indebtedness. As of September 30, 2018, the accumulated deferred losses related to the 2013 Interest Rate Swap have been fully amortized into earnings. The Company does not hold or issue financial instruments for speculative or trading purposes.
Foreign Currency Forward Exchange Contracts
The FX Contracts are entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX contracts during the nine months ended September 30, 2018. The U.S. Dollar notional amounts of the FX Contracts outstanding as of September 30, 2018 and December 31, 2017 were nil and $147.1 million, respectively.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under Products Corporation’s 2013 bank term loan that was incurred in connection with completing the October 2013 acquisition of The Colomer Group (the "Old Acquisition Term Loan" and the "Colomer Acquisition," respectively). The 2013 Interest Rate Swap,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

which initially had a floor of 1.00% that in December 2016 was amended to 0.75%, expired in May 2018. In connection with entering into the 2016 Term Loan Facility, the 2013 Interest Rate Swap was carried over to apply to a notional amount of $400 million in respect of indebtedness under such loan for the remaining balance of the term of such swap. The Company initially designated the 2013 Interest Rate Swap as a cash flow hedge of the variability of the forecasted 3-month LIBOR interest rate payments initially related to the $400 million notional amount under the Old Acquisition Term Loan over the 3-year term of the 2013 Interest Rate Swap (and subsequently to the $400 million notional amount under the 2016 Term Loan Facility). Under the terms of the 2013 Interest Rate Swap, Products Corporation received from the counterparty a floating interest rate based on the higher of the 3-month U.S. Dollar LIBOR or the floor percentage in effect, while paying a fixed interest rate payment to the counterparty equal to 2.0709% (which, with respect to the 2016 Term Loan Facility, effectively fixed the interest rate on such notional amount at 5.5709% through May 2018).
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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which totaled $0.1 million as of September 30, 2018 and $0.6 million as of December 31, 2017. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments

As of September 30, 2018 and December 31, 2017, the fair values of the Company's derivative financial instruments in its Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	September 30, 2018	December 31, 2017	Balance Sheet	September 30, 2018	December 31, 2017
	Classification	Fair Value	Fair Value	Classification	Fair Value	Fair Value
Derivative financial instruments:
FX Contracts(a)	Prepaid expenses and other	$0.1	$0.6	Accrued Expenses and other	$0.1	$1.9
2013 Interest Rate Swap(b)	Prepaid expenses and other	—	—	Accrued expenses and other	—	0.9

(a) The fair values of the FX Contracts as of September 30, 2018 and December 31, 2017 were measured based on observable market transactions of spot and forward rates as of September 30, 2018 and December 31, 2017, respectively.
(b) The fair value of the 2013 Interest Rate Swap as of December 31, 2017 was measured based on the implied forward rate from the U.S. Dollar 3-month LIBOR yield curve as of December 31, 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The effects of the Company's derivative financial instruments on its Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$—	$(0.9)	$(1.2)	$(2.9)
FX Contracts	Foreign currency gain (loss), net	—	(2.4)	0.2	(4.0)
2013 Interest Rate Swap	Miscellaneous, net	—	—	0.2	(0.1)

	Amount of Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$—	$0.6	$0.7	$1.8
(a) Net of tax benefits of nil and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

10. PENSION AND POST-RETIREMENT BENEFITS

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans were as follows for the periods presented:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2018	2017	2018	2017
Net periodic benefit costs:
Service cost	$0.5	$0.6	$—	$—
Interest cost	4.6	4.9	0.1	0.1
Expected return on plan assets	(6.9)	(7.1)	—	—
Amortization of actuarial loss	2.4	2.3	0.1	—
Total net periodic benefit costs	$0.6	$0.7	$0.2	$0.1

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2018	2017	2018	2017
Net periodic benefit costs:
Service cost	$1.5	$1.9	$—	$—
Interest cost	13.9	14.7	0.3	0.3
Expected return on plan assets	(20.8)	(21.4)	—	—
Amortization of actuarial loss	6.9	7.1	0.3	0.2
Curtailment gain(a)	—	(0.8)	—	—
Total net periodic benefit costs prior to allocation	$1.5	$1.5	$0.6	$0.5
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$1.4	$1.4	$0.6	$0.5

(a) As a result of the Elizabeth Arden Acquisition, the Company recognized $0.8 million in curtailment gains related to a foreign non-qualified defined benefit plan of Elizabeth Arden for the nine months ended September 30, 2017.
In both the three months ended September 30, 2018 and 2017, the Company recognized net periodic benefit cost of $0.8 million as a result of slightly lower service costs and interest costs during the third quarter of 2018, offset by higher expected return on plan assets and lower amortization of actuarial loss during the third quarter of 2017.
In the nine months ended September 30, 2018, the Company recognized net periodic benefit cost of $2.0 million, compared to net periodic benefit cost of $1.9 million in the nine months ended September 30, 2017, primarily due to the curtailment gain recognized during the first nine months of 2017, partially offset by lower service costs and interest costs during the first nine months of 2018.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net periodic benefit costs:
Cost of sales	$—	$—	$—	$—
Selling, general and administrative expense	0.5	0.7	1.5	1.9
Miscellaneous, net	0.3	0.1	0.5	—
Total net periodic benefit costs(a)	$0.8	$0.8	$2.0	$1.9
(a) As a result of the Company's adoption of ASU No. 2017-07 in 2018, the Company presents the service cost component of NPPC and NPPBC in the same income statement line items as other employee compensation costs arising from services rendered during the period (i.e., in cost of sales and SG&A) and presents the other components of NPPC and NPPBC below operating income, in miscellaneous, net.
The Company expects that it will have net periodic benefit cost of approximately $2.7 million for its pension and other post-retirement benefit plans for all of 2018, compared with net periodic benefit cost of $1.5 million in 2017.
During the third quarter of 2018, $2.1 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the first nine months of 2018, $5.5 million and $0.6 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.  During 2018, the Company expects to contribute approximately $10 million in the aggregate to its pension and other post-retirement benefit plans.
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
The Company recorded a benefit from income taxes of $38.7 million for the third quarter of 2018 and a benefit from income taxes of $10.8 million for the third quarter of 2017. The $27.9 million increase in the benefit from income taxes was primarily due to: (i) the increased loss from continuing operations before income taxes; (ii) the mix and level of earnings; and (iii) the net impact of changes resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), including (a) the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), (b) the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for new interpretive regulations issued by the IRS in the third quarter of 2018 (the "New IRS Regs")), (c) the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance) and (d) a reduced deduction for executive compensation under Section 162(m) of the Internal Revenue Code ("Section 162(m)").
The Company recorded a benefit from income taxes of $43.1 million for the nine months ended September 30, 2018 and a benefit from income taxes of $37.8 million for the nine months ended September 30, 2017. The $5.3 million increase in the benefit from income taxes was primarily due to: (i) the increased loss from continuing operations; (ii) the mix and level of earnings; and (iii) the net impact of changes resulting from the enactment of the Tax Act, including (a) the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), (b) the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs), (c) the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), and (d) a reduced deduction for executive compensation under Section 162(m), partially offset by a reduction in the liability that had been established in prior periods pursuant to Accounting Principles Board 23, "Indefinite Reinvestment Assertion" ("APB 23").
The Company's effective tax rate for the three months ended September 30, 2018 was higher than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company’s foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs).
The Company's effective tax rate for the nine months ended September 30, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company’s foreign earnings under the GILTI provision of the Tax Act (adjusted to account for the New IRS Regs), partially offset by the reduction in liability under APB 23.
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
As a result of the enactment of the Tax Act, in the year ended December 31, 2017 the Company reduced the carrying value of its federal deferred tax assets to reflect the reduction from 35% to 21% in the U.S. federal income tax rate. As a result, the Company recorded a one-time, non-cash charge of $47.9 million in the year ended December 31, 2017. No adjustment was made to this provisional amount during the first nine months of 2018. In addition, the Company estimated that it had a net deficit in its non-U.S. earnings subject to the transition tax as of the applicable measurement dates, so in the year ended December 31, 2017

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the Company did not record a liability for the transition tax. No adjustment was made to this provisional amount during the first nine months of 2018.

While the Company continues to assess the impact on its financial statements of the following elements of the Tax Act, it did record a provisional amount for the impact of these items in the first nine months of 2018:
Limitation on the deductibility of interest: Starting in 2018, the Tax Act limits the Company's deduction for interest to:
•interest income plus 30% of taxable income before interest, tax, depreciation and amortization for years through 2021; and
•interest income plus 30% of taxable income before interest and taxes for years 2022 and thereafter.

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
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the "deferred method"). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. For purposes of the provisional calculations through the first nine months of 2018, the Company has used the period cost method. The Company has adjusted its provisional calculation in the third quarter of 2018 to reflect the impact of the New IRS Regs. The Company will continue to assess the appropriateness of this method during the period allowed for under SAB 118.
Executive Compensation Limitation: The Tax Act expands the definition of covered employee under Section 162(m) and provides that the status as a covered employee continues for all subsequent tax years, including years after the death of the individual, and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1 million deduction limitation, subject to certain transitional "grandfathering" provisions. The Tax Act's transitional guidance allows certain payments made under written and binding agreements entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the Tax Act. While the Company is in the process of gathering information on existing compensation arrangements for covered employees, as well as assessing the impact of transitional guidance on the realizability of existing deferred tax assets related to compensation arrangements of its covered employees, the tax provision for the first nine months of 2018 included a provisional estimate of the impact of Section 162(m), as adjusted in the Tax Act.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Valuation Allowance: The Company continually evaluates the available positive and negative evidence to assess the amount of deferred tax assets for which it is more likely than not to realize a benefit. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts. As of the third quarter of 2018, the Company concluded that, based on the weight of the available positive and negative evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest (as described above). The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S., state and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the third quarter of 2018 are consistent with the Company's conclusions on such matters as of the end of 2017. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis. In such event, the Company may be required to establish an additional valuation allowance against its deferred tax assets in future periods, which would materially increase the Company's tax expense in the period in which the allowance is recognized and would adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of September 30, 2018 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15.0)	$(212.4)	$(0.7)	$(0.3)	$(228.4)
Currency translation adjustment	(12.3)	—	—	—	(12.3)
Amortization of pension related costs, net of tax of $(0.8) million(a)	—	6.5	—	—	6.5
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $0.5 million(b)	—	—	0.7	—	0.7
Other comprehensive (loss) income	$(12.3)	$6.5	$0.7	$—	$(5.1)
Balance at September 30, 2018	$(27.3)	$(205.9)	$—	$(0.3)	$(233.5)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.
(b) Represents the after-tax effective portion of the changes in fair value of Products Corporation’s 2013 Interest Rate Swap, which expired in May 2018, net of amounts reclassified into earnings. See Note 13, "Financial Instruments" to the Consolidated Financial Statements in Revlon's 2017 Form 10-K for information regarding the 2013 Interest Rate Swap.
As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap prior to the De-designation Date. As the 2013 Interest Rate Swap expired in May 2018 and had been fully amortized into earnings as of June 30, 2018, there was no activity related to the 2013 Interest Rate Swap for the three months ended September 30, 2018. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the nine months ended September 30, 2018:

2013 Interest Rate Swap
Beginning accumulated losses at January 1, 2018	$(0.7)
Reclassifications into earnings (net of $0.5 million tax benefit)(a)	0.7
Ending accumulated losses at September 30, 2018	$—
(a) Reclassified to interest expense.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of the three and nine months ended September 30, 2017:

2013 Interest Rate Swap
Beginning accumulated losses at June 30, 2017	$(1.8)
Reclassifications into earnings (net of $0.4 million tax benefit)(a)	0.6
Ending accumulated losses at September 30, 2017	$(1.2)

2013 Interest Rate Swap
Beginning accumulated losses at January 1, 2017	$(3.0)
Reclassifications into earnings (net of $1.1 million tax benefit)(a)	1.8
Ending accumulated losses at September 30, 2017	$(1.2)
(a) Reclassified to interest expense.

13. SEGMENT DATA AND RELATED INFORMATION
Operating Segments
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Chief Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Unaudited Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As noted in Note 1, "Description of Business and Summary of Significant Accounting Policies," effective January 1, 2018, the Company operates in four new brand-centric reporting segments, in line with its new organizational structure that is operated based on four global brand teams. As a result, segment financial data for the three and nine months ended September 30, 2017 has been recast from what was presented in previous filings and presented under the new organizational structure.
As of September 30, 2018, the Company’s operations continue to be organized into the following reportable segments:

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented. Prior period amounts have been restated to reflect the current period's presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Net Sales:
Revlon	$249.5	$254.5	$736.9	$787.8
Elizabeth Arden	122.1	104.8	333.9	301.6
Portfolio	138.4	147.9	420.5	437.9
Fragrances	145.4	159.3	331.6	379.8
Total	$655.4	$666.5	$1,822.9	$1,907.1

Segment Profit:
Revlon	$36.8	$22.4	$75.6	$98.1
Elizabeth Arden	6.6	1.6	2.3	2.3
Portfolio	2.1	7.7	(5.8)	7.7
Fragrances	26.9	22.0	41.2	38.7
Total	$72.4	$53.7	$113.3	$146.8

Reconciliation:
Total Segment Profit	$72.4	$53.7	$113.3	146.8
Less:
Depreciation and amortization	40.1	37.9	119.4	111.7
Non-cash stock compensation expense	6.3	1.5	14.8	5.9
Non-Operating items:
Restructuring and related charges	3.8	6.6	14.8	12.3
Acquisition and integration costs	3.4	12.7	12.0	40.2
Loss on disposal of minority investment	—	—	20.1	—
Oxford SAP disruption-related charges	16.5	—	49.6	—
Elizabeth Arden 2016 Business Transformation Program	—	0.1	—	0.8
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	—	—	—	17.2
Deferred compensation	—	0.3	—	2.0
Operating income (loss)	2.3	(5.4)	(117.4)	(43.3)
Less:
Interest Expense	46.4	38.6	129.1	110.3
Amortization of debt issuance costs	3.8	2.3	9.1	6.8
Foreign currency losses (gains), net	1.1	(3.1)	10.7	(16.8)
Miscellaneous, net	0.4	0.4	0.6	1.8
Loss from continuing operations before income taxes	$(49.4)	$(43.6)	$(266.9)	$(145.4)

As of September 30, 2018, the Company had operations established in 27 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$123.1	$40.3	$88.1	$99.3	$350.8	$388.2	$96.2	$264.8	$216.9	$966.1
EMEA*	57.9	48.3	40.5	33.2	179.9	166.5	141.4	126.0	81.6	515.5
Asia	28.6	23.2	1.1	3.4	56.3	78.5	71.6	3.1	9.9	163.1
Latin America*	19.9	3.2	6.0	3.4	32.5	49.3	7.9	16.8	10.5	84.5
Pacific*	20.0	7.1	2.7	6.1	35.9	54.4	16.8	9.8	12.7	93.7
	$249.5	$122.1	$138.4	$145.4	$655.4	$736.9	$333.9	$420.5	$331.6	$1,822.9

	Three Months Ended September 30, 2017					Nine Months Ended September 30, 2017
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$116.8	$37.0	$81.5	$108.6	$343.9	$411.9	$99.6	$248.4	$242.5	1,002.4
EMEA*	59.7	40.6	52.5	38.1	190.9	170.0	124.5	148.9	102.0	545.4
Asia	30.2	16.6	2.0	3.0	51.8	81.9	53.7	7.1	11.3	154.0
Latin America*	23.4	3.5	8.2	4.1	39.2	62.4	7.9	23.5	11.9	105.7
Pacific*	24.4	7.1	3.7	5.5	40.7	61.6	15.9	10.0	12.1	99.6
	$254.5	$104.8	$147.9	$159.3	$666.5	$787.8	$301.6	$437.9	$379.8	$1,907.1

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Classes of similar products:
Net sales:
Color cosmetics	$216.4	33%	$230.3	35%	$631.1	35%	$710.5	37%
Fragrance	191.7	29%	199.1	30%	448.5	25%	492.0	26%
Hair care	129.6	20%	127.5	19%	391.0	21%	387.5	20%
Beauty care	49.7	8%	57.6	9%	147.5	8%	161.1	8%
Skin care	68.0	10%	52.0	8%	204.8	11%	156.0	8%
	$655.4		$666.5		$1,822.9		$1,907.1

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the Company's long-lived assets by geographic area as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Long-lived assets, net:
United States	$1,447.3	84%	$1,480.1	83%
International	280.8	16%	295.6	17%
	$1,728.1		$1,775.7

14. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock under the Company’s Stock Plan and unvested restricted stock units under the long-term incentive program under the Company’s Stock Plan using the treasury stock method. For the three and nine months ended September 30, 2018, diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock and restricted stock units would have an anti-dilutive effect. As of September 30, 2018 and 2017, there were no outstanding stock options under the Company's Stock Plan. See Note 17, "Stock Compensation Plan," for information on certain restricted stock unit awards communicated to employees.

Following are the components of basic and diluted (loss) earnings per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(10.7)	$(32.8)	$(223.8)	$(107.6)
(Loss) income from discontinued operations, net of taxes	(0.4)	0.4	(0.1)	1.3
Net loss	$(11.1)	$(32.4)	$(223.9)	$(106.3)
Denominator:
Weighted-average common shares outstanding – Basic	52,834,879	52,615,412	52,777,883	52,584,954
Effect of dilutive restricted stock	—	—	—	—
Weighted-average common shares outstanding – Diluted	52,834,879	52,615,412	52,777,883	52,584,954
Basic (loss) earnings per common share:
Continuing operations	$(0.20)	$(0.62)	$(4.24)	$(2.04)
Discontinued operations	(0.01)	0.01	—	0.02
Net loss per common share	$(0.21)	$(0.61)	$(4.24)	$(2.02)
Diluted (loss) earnings per common share:
Continuing operations	$(0.20)	$(0.62)	$(4.24)	$(2.04)
Discontinued operations	(0.01)	0.01	—	0.02
Net loss per common share	$(0.21)	$(0.61)	$(4.24)	$(2.02)

Unvested restricted stock and restricted stock unit awards under the Stock Plan(a)	197,667	19,506	165,961	19,486

(a)	These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

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
The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and on November 20, 2017, the defendants’ motion was granted and the case was dismissed, with leave to amend under limited circumstances. On December 8, 2017, plaintiffs filed a Third Amended Complaint, seeking relief on the same grounds sought in the First and Second Amended Complaints, but alleged as direct, as opposed to derivative, claims. On January 12, 2018, the defendants once again moved to dismiss. The motion was heard on March 29, 2018 and the parties await a decision. On August 14, 2018, the Court granted the motion and dismissed the Third Amended Complaint, with prejudice. On September 11, 2018, the plaintiffs filed a notice of appeal. The Company continues to believe these allegations are without merit and intends to continue to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
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
The net activity related to services purchased under the Reimbursement Agreements during the nine months ended September 30, 2018 and 2017 was $0.4 million and $3.6 million, respectively. The purchases during the nine months ended September 30, 2018 primarily included third party services purchased by MacAndrews & Forbes. The purchases during the nine months ended September 30, 2017 primarily included partial payments made by the Company to MacAndrews & Forbes for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2017 through January 2020. As of September 30, 2018 and December 31, 2017, a receivable balance of $0.4 million and a payable balance of $0.3 million, respectively, to MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

2018 Senior Line of Credit Facility
See Note 7, "Long-term Debt," regarding the 2018 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes.

Other
During the nine months ended September 30, 2018 and 2017, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $16.9 million and $24.4 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2018 and 2017, respectively, for which the Company paid fees of approximately $0.2 million for each of the nine months ended September 30, 2018 and 2017, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.2 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

17. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.7 million shares available for grant as of September 30, 2018. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

Long-Term Incentive Program

In September 2018, the Company modified its 2018 long-term incentive program ("LTIP"), granting 811,010 time-based and performance-based RSU awards (the "2018 RSUs"). Half of the 2018 RSUs are time-based RSUs that vest ratably over a 3-year service period, while the remaining half of the 2018 RSUs are performance-based RSUs that cliff-vest at the completion of the 3-year performance period.

In addition, the Company modified its 2017 LTIP design to align with the 2018 plan, granting a total of 325,894 time-based and performance-based RSUs (the "2017 RSUs" and together with the 2018 RSUs, the "RSUs"). Half of the 2017 RSUs are time-based RSUs that vest ratably over a 2-year service period, while the remaining half of the 2017 RSUs are performance-based RSUs that cliff-vest at the completion of the 2-year performance period.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair value of the RSUs is determined based on the NYSE closing share price on the grant date.

Time-Based RSUs
The time-based 2018 RSUs vest ratably over a 3-year service period, with the first tranche of such grants vesting in March 2019, while the time-based 2017 RSUs vest ratably over a 2-year service period, with the first tranche of such grants vesting in March 2019. During the nine months ended September 30, 2018, shares granted to eligible employees and the weighted-average grant date fair value per share related to the time-based RSUs were as follows:

	Time-Based RSUs	Weighted-Average Grant Date Fair Value per RSU
2018	405,505	19.05
2017	162,947	19.70

The Company recognized compensation expense related to the RSUs of $2.7 million for the nine months ended September 30, 2018. As of September 30, 2018, the Company had $8.4 million of total deferred compensation expense related to non-vested time-based RSUs. The cost is recognized over the vesting period of the awards, as described above. During the nine months ended September 30, 2018, there were no time-based RSUs that vested.

Performance-based RSUs
The performance-based portion of the RSUs will vest based on the achievement of certain Company performance metrics. The minimum percentage of the performance-based RSUs that can vest is 0%, with a target percentage of 100% and a maximum percentage of 150%. During the nine months ended September 30, 2018, performance-based RSUs granted to eligible employees and the grant date fair value per share related to the performance-based RSUs were as follows:

	Performance-Based RSUs	Weighted-Average Grant Date Fair Value per RSU
2018	405,505	19.05
2017	162,947	19.70

The Company recognized compensation expense related to the performance-based RSUs of $2.7 million for the nine months ended September 30, 2018. As of September 30, 2018, the Company had $8.4 million of total deferred compensation expense related to non-vested performance-based RSUs, which is recognized over the 3-year performance cycle of the performance-based 2018 RSUs and 2 years for the performance-based 2017 RSUs. During the nine months ended September 30, 2018, there were no performance-based RSUs that vested.

18. SUBSEQUENT EVENTS
On November 9, 2018, the Company announced that it was moving forward with a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity.

The major initiatives underlying the 2018 Optimization Program include:

•
Optimizing Global Supply Chain: Realizing manufacturing efficiencies and rationalizing the Company's global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance the Company's speed-to-market capabilities for new innovations;

•	Enhancing In-Market Execution: Optimizing the Company's commercial and organizational structures to create more efficient global and regional capabilities;

•
Reducing Overhead Costs and Streamlining Functions: Streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying the Company's business processes, leading to greater agility and faster decision-making.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In connection with implementing the 2018 Optimization Program, the Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $10 million of additional capital expenditures. Of the restructuring charges, the Company expects that it will record in the fourth quarter of 2018 an estimated pre-tax restructuring charge of approximately $8 million to $10 million, with the balance to be recognized in 2019. Approximately 85% of the restructuring charges are expected to be paid in cash, with approximately $6 million to $8 million expected to be paid in 2018 and $20 million to $26 million in 2019.

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
Effective January 1, 2018, the Company operates in four new brand-centric reporting segments that are aligned with its new organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics; fragrances; skin care; hair color, hair care and hair treatments; beauty tools; men's grooming products; anti-perspirant deodorants; and other beauty care products.

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2018 were $655.4 million, a $11.1 million decrease, or 1.7%, as compared to $666.5 million in the third quarter of 2017. Excluding the $11.6 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales increased by $0.5 million, or 0.1%, during the third quarter of 2018. The XFX increase in the third quarter of 2018 was primarily due to: a $19.4 million, or 18.5%, increase in Elizabeth Arden segment net sales; partially offset by a $12.3 million, or 7.7%, decline in Fragrances segment net sales; and a $6.7 million, or 4.5%, decline in Portfolio segment net sales.
Consolidated net sales in the first nine months of 2018 were $1,822.9 million, a $84.2 million decrease, or 4.4%, compared to $1,907.1 million in the first nine months of 2017. Excluding the $16.6 million favorable impact of foreign currency fluctuations, consolidated net sales decreased by $100.8 million, or 5.3%, during the first nine months of 2018. The XFX decrease in the first nine months of 2018 was due to: a $56.3 million, or 7.1%, decline in Revlon segment net sales; a $50.6 million, or 13.3%, decline in Fragrances segment net sales; and a $20.1 million, or 4.6%, decline in Portfolio segment net sales; partially offset by a $26.2 million, or 8.7%, increase in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in the third quarter of 2018 was $10.7 million, compared to consolidated loss from continuing operations, net of taxes, of $32.8 million in the third quarter of 2017. The $22.1 million decrease in consolidated loss from continuing operations, net of taxes, in the third quarter of 2018 was primarily due to:

•
a $27.9 million increase in the benefit from income taxes, primarily due to: (i) increased loss from continuing operations; (ii) the mix and level of earnings; and (iii) the net impact of changes resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including (a) the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), (b) the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for new interpretive regulations issued by the IRS in the third quarter of 2018 (the "New IRS Regs")), (c) the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance) and (d) a reduced deduction for executive compensation under Section 162(m) of the Internal Revenue Code ("Section 162(m)");

•
$21.5 million of lower selling, general and administrative ("SG&A") expenses, primarily driven by lower brand support expenses driven by the re-phasing of certain marketing initiatives, lower general and administrative expenses and favorable foreign currency translation, partially offset by higher costs related to product displays, higher severance due to changes in senior executive management and higher distribution costs due to geographic mix; and

•	a $9.3 million decline in acquisition and integration costs;
with the foregoing partially offset by:

•	$25.6 million of lower gross profit, primarily due to higher cost of sales as a result of increased manufacturing costs and obsolescence;

•
a $7.8 million increase in interest expense, primarily due to higher average interest rates and higher debt balances resulting from the Asset-Based Term Facility, as defined herein, entered into during the third quarter of 2018, as well as higher borrowings under the 2016 Revolving Credit Facility; and

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•
$4.2 million of unfavorable variance in foreign currency, resulting from $1.1 million in foreign currency losses during the third quarter of 2018, as compared to $3.1 million of foreign currency gains during the third quarter of 2017.

Consolidated loss from continuing operations, net of taxes, in the first nine months of 2018 was $223.8 million, compared to consolidated loss from continuing operations, net of taxes, of $107.6 million in the first nine months of 2017. The $116.2 million increase in consolidated loss from continuing operations, net of taxes, in the first nine months of 2018 was primarily due to:

•	$67.0 million of lower gross profit, primarily due to lower net sales;

•
$27.5 million of unfavorable variance in foreign currency, resulting from $10.7 million in foreign currency losses during the first nine months of 2018, compared to $16.8 million in foreign currency gains during the first nine months of 2017;

•
a $20.1 million loss, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period;

•
a $18.8 million increase in interest expense, primarily due to higher average interest rates and higher debt balances resulting from the Asset-Based Term Facility entered into during the third quarter of 2018, as well as higher borrowings under the 2016 Revolving Credit Facility; and

•
$12.6 million of higher SG&A expenses, primarily driven by unfavorable currency translation, higher costs related to product displays, higher severance due to changes in senior executive management and higher distribution costs due to geographic mix, partially offset by lower brand support expenses, lower recurring expenses and lower incentive compensation;

with the foregoing partially offset by:

•	a $28.2 million decrease in acquisition and integration costs; and

•
a $5.3 million increase in the benefit from income taxes, primarily due to: (i) increased loss from continuing operations; (ii) the mix and level of earnings; and (iii) the net impact of changes resulting from the enactment of the Tax Act, including (a) the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), (b) the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs), (c) the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance) and (d) a reduced deduction for executive compensation under Section 162(m), partially offset by a reduction in the liability that had been established in prior periods pursuant to Accounting Principles Board 23, "Indefinite Reinvestment Assertion" ("APB 23").

Net sales in the first nine months of 2018 were negatively impacted by service level disruptions that occurred at the Company's Oxford, N.C. manufacturing facility resulting from the launch of a new SAP enterprise resource planning ("ERP") system, as previously disclosed in the Revlon’s 2017 Form 10-K. This launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and is estimated to have resulted in approximately $50 million of incremental charges incurred in the first nine months of 2018, mainly related to actions that the Company has implemented to remediate the decline in customer service levels. As of September 30, 2018, the Oxford, N.C. manufacturing facility was operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally.

Recent Developments

Foreign Asset-Based Term Loan Credit Agreement
In July 2018, several subsidiaries of Products Corporation entered into an Asset-Based Term Loan Credit Agreement ("Asset-Based Term Facility" and the "Asset-Based Term Agreement," respectively) with Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"). The Asset-Based Term Facility provided the Company with a euro-denominated senior secured asset-based term loan in an aggregate principal amount of €77 million. The Asset-Based Term Agreement requires the maintenance of a borrowing base, calculated based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland. To the extent that loans outstanding under the Asset-Based Term Facility exceed the borrowing base, the borrowers must prepay loans, subject to certain conditions. See Note 7, "Long Term Debt" for additional information regarding the Asset-Based Term Facility.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Classification of Argentina's Economy as Highly Inflationary
In May 2018, the International Practices Task Force of the Center for Audit Quality issued a discussion document reporting that Argentina's 3-year cumulative inflation rate exceeded 100%. As a result, Argentina was considered highly inflationary in accordance with U.S. GAAP by no later than June 30, 2018. Consequently, the Company began to account for the operations of its Argentinian affiliate as highly inflationary and treat the U.S. dollar as the functional currency of this affiliate, effective July 1, 2018. This change in functional currency did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures for the period ended September 30, 2018.

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

April 2018 Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement, as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches"). As a result of the Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million. See Note 7, "Long Term Debt" for additional information regarding the Revolver Amendment, as well as an updated description of Product Corporation's 2016 Senior Credit Facilities, after giving effect to the Revolver Amendment.

Operating Segments

The Company operates in four reporting segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances:

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

Results of Operations

Consolidated Net Sales:
Third quarter results:
Consolidated net sales in the third quarter of 2018 were $655.4 million, a $11.1 million decrease, or 1.7%, compared to $666.5 million in the third quarter of 2017. Excluding the $11.6 million unfavorable FX impact, consolidated net sales increased by $0.5 million, or 0.1%, during the third quarter of 2018. The XFX increase in the third quarter of 2018 was primarily due to: a $19.4 million, or 18.5%, increase in Elizabeth Arden segment net sales; partially offset by a $12.3 million, or 7.7%, decline in Fragrances segment net sales; and a $6.7 million, or 4.5%, decline in Portfolio segment net sales.

Year-to-date-results:
Consolidated net sales in the first nine months of 2018 were $1,822.9 million, a $84.2 million decrease, or 4.4%, compared to $1,907.1 million in the first nine months of 2017. Excluding the $16.6 million favorable FX impact, consolidated net sales decreased by $100.8 million, or 5.3%, during the first nine months of 2018. The XFX net sales decrease in the first nine months of 2018 was due to: a $56.3 million, or 7.1%, decline in Revlon segment net sales; a $50.6 million, or 13.3%, decline in Fragrances segment net sales; and a $20.1 million, or 4.6%, decline in Portfolio segment net sales; partially offset by a $26.2 million, or 8.7%, increase in Elizabeth Arden segment net sales.

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
The following tables provide a comparative summary of the Company's segment results for the periods presented. Prior period amounts have been restated to conform to the current period's presentation:

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%	2018	2017	$	%	$	%
Revlon	$249.5	$254.5	$(5.0)	(2.0)%	$0.1	—%	$36.8	$22.4	$14.4	64.3%	$15.2	67.9%
Elizabeth Arden	122.1	104.8	17.3	16.5%	19.4	18.5%	6.6	1.6	5.0	N.M.	5.6	N.M.
Portfolio	138.4	147.9	(9.5)	(6.4)%	(6.7)	(4.5)%	2.1	7.7	(5.6)	(72.7)%	(5.6)	(72.7)%
Fragrance	145.4	159.3	(13.9)	(8.7)%	(12.3)	(7.7)%	26.9	22.0	4.9	22.3%	5.2	23.6%
Total	$655.4	$666.5	$(11.1)	(1.7)%	$0.5	0.1%	$72.4	$53.7	$18.7	34.8%	$20.4	38.0%

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%	2018	2017	$	%	$	%
Revlon	$736.9	$787.8	$(50.9)	(6.5)%	$(56.3)	(7.1)%	$75.6	$98.1	$(22.5)	(22.9)%	$(22.2)	(22.6)%
Elizabeth Arden	333.9	301.6	32.3	10.7%	26.2	8.7%	2.3	2.3	—	—%	—	—%
Portfolio	420.5	437.9	(17.4)	(4.0)%	(20.1)	(4.6)%	(5.8)	7.7	(13.5)	(175.3)%	(13.9)	(180.5)%
Fragrance	331.6	379.8	(48.2)	(12.7)%	(50.6)	(13.3)%	41.2	38.7	2.5	6.5%	2.6	6.7%
Total	$1,822.9	$1,907.1	$(84.2)	(4.4)%	$(100.8)	(5.3)%	$113.3	$146.8	$(33.5)	(22.8)%	$(33.5)	(22.8)%
N.M. - Not meaningful
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment
Third quarter results:
Revlon segment net sales in the third quarter of 2018 were $249.5 million, a $5.0 million, or 2.0%, decrease, compared to $254.5 million in the third quarter of 2017. Excluding the $5.1 million unfavorable FX impact, total Revlon segment net sales were flat compared to the third quarter of 2017, as lower net sales of Revlon color cosmetics, primarily internationally due to the Oxford, N.C. service level disruptions, were offset by higher net sales of the brand in North America, as retailers replenish inventory levels.
Revlon segment profit in the third quarter of 2018 was $36.8 million, a $14.4 million, or 64.3%, increase, compared to $22.4 million in the third quarter of 2017. Excluding the $0.8 million unfavorable FX impact, Revlon segment profit in the third quarter of 2018 increased by $15.2 million, compared to the third quarter of 2017. This increase was primarily due to lower brand support expenses driven by the re-phasing of certain marketing initiatives.
Year-to-date results:
Revlon segment net sales in the first nine months of 2018 were $736.9 million, a $50.9 million, or 6.5%, decrease, compared to $787.8 million in the first nine months of 2017. Excluding the $5.4 million favorable FX impact, total Revlon segment net sales in the first nine months of 2018 decreased by $56.3 million, or 7.1%, compared to the first nine months of 2017. This decrease was driven by the segment's lower net sales of Revlon color cosmetics, primarily internationally due to the Oxford, N.C. service level disruptions, in addition to consumption declines in North America for both Revlon color cosmetics and Revlon ColorSilk hair color.
Revlon segment profit in the first nine months of 2018 was $75.6 million, a $22.5 million, or 22.9%, decrease, compared to $98.1 million in the first nine months of 2017. Excluding the $0.3 million unfavorable FX impact, Revlon segment profit in the first nine months of 2018 decreased by $22.2 million, or 22.6%, compared to the first nine months of 2017. This decrease was primarily driven by the segment's lower net sales described above, partially offset by lower brand support expenses.
Elizabeth Arden Segment
Third quarter results:
Elizabeth Arden segment net sales in the third quarter of 2018 were $122.1 million, a $17.3 million, or 16.5%, increase, compared to $104.8 million in the third quarter of 2017. Excluding the $2.1 million unfavorable FX impact, total Elizabeth Arden net sales in the third quarter of 2018 increased by $19.4 million, or 18.5%, compared to the third quarter of 2017. This increase was primarily driven primarily by the segment's higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, primarily internationally.
Elizabeth Arden segment profit in the third quarter of 2018 was $6.6 million, compared to a profit of $1.6 million in the third quarter of 2017. Excluding the $0.6 million unfavorable FX impact, Elizabeth Arden segment profit in the third quarter of 2018 increased by $5.6 million, compared to the third quarter of 2017. This increase was primarily driven by the higher net sales, partially offset by the segment's higher distribution costs associated with geographic mix.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:
Elizabeth Arden segment net sales in the first nine months of 2018 were $333.9 million, a $32.3 million, or 10.7%, increase, compared to $301.6 million in the first nine months of 2017. Excluding the $6.1 million favorable FX impact, Elizabeth Arden net sales in the first nine months of 2018 increased by $26.2 million, compared to the first nine months of 2017. This increase was primarily driven by the segment's higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, primarily internationally.

Elizabeth Arden segment profit in the first nine months of 2018 was flat at $2.3 million compared to the first nine months of 2017, as the segment's higher net sales were offset by the segment's higher distribution costs, associated with geographic mix, and higher brand support expenses.
Portfolio Segment
Third quarter results:
Portfolio segment net sales in the third quarter of 2018 were $138.4 million, a $9.5 million, or 6.4%, decrease, compared to $147.9 million in the third quarter of 2017. Excluding the $2.8 million unfavorable FX impact, total Portfolio segment net sales in the third quarter of 2018 decreased by $6.7 million, or 4.5%, compared to the third quarter of 2017. This decrease was driven primarily by the segment's lower net sales of local and regional brands, partially offset by higher net sales of Almay color cosmetics, primarily due to inventory replenishment by retailers, as well as higher net sales of CND nail products as a result of Shellac nail polish innovation, primarily in North America.
Portfolio segment profit in the third quarter of 2018 was $2.1 million, a $5.6 million decrease compared to $7.7 million of Portfolio segment profit in the third quarter of 2017. This decrease was primarily driven by the segment's lower net sales, partially offset by lower brand support expenses.
Year-to-date results:
Portfolio segment net sales in the first nine months of 2018 were $420.5 million, a $17.4 million, or 4.0%, decrease, compared to $437.9 million in the first nine months of 2017. Excluding the $2.7 million favorable FX impact, total Portfolio segment net sales in the first nine months of 2018 decreased by $20.1 million, or 4.6%, compared to the first nine months of 2017. This decrease was driven primarily by the segment's lower net sales of Cutex nail care products, Mitchum anti-perspirant deodorant products and American Crew men's grooming products, partially offset by higher net sales of Almay color cosmetics, following the relaunch of the brand, and CND nail products, as a result of Shellac nail polish innovation, primarily in North America.
Portfolio segment loss in the first nine months of 2018 was $5.8 million, a $13.5 million decrease compared to $7.7 million of Portfolio segment profit in the first nine months of 2017. Excluding the $0.4 million favorable FX impact, Portfolio segment loss in the first nine months of 2018 decreased by $13.9 million compared to the first nine months of 2017. This decrease was primarily driven by the segment's lower net sales, partially offset by lower cost of sales and distribution expenses.

Fragrances Segment
Third quarter results:
Fragrance segment net sales in the third quarter of 2018 were $145.4 million, a $13.9 million, or 8.7%, decrease, compared to $159.3 million in the third quarter of 2017. Excluding the $1.6 million unfavorable FX impact, total Fragrance segment net sales in the third quarter of 2018 decreased by $12.3 million, or 7.7%, compared to the third quarter of 2017. This decrease was driven primarily by the segment's loss of certain licenses in 2018, weakness in the North America mass retail channel and lower net sales in the prestige retail channel driven by retail store closures in North America, partially offset by new product launches.
Fragrance segment profit in the third quarter of 2018 was $26.9 million, a $4.9 million, or 22.3%, increase, compared to $22 million in the third quarter of 2017. Excluding the $0.3 million unfavorable FX impact, Fragrance segment profit in the third quarter of 2018 increased by $5.2 million, or 23.6%, compared to the third quarter of 2017. This increase was primarily driven by the segment's realization of cost reductions, principally associated with insourcing production capabilities, and lower brand support expenses, partially offset by the segment's lower net sales.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:
Fragrance segment net sales in the first nine months of 2018 were $331.6 million, a $48.2 million, or 12.7%, decrease, compared to $379.8 million in the first nine months of 2017. Excluding the $2.4 million favorable FX impact, total Fragrance segment net sales in the first nine months of 2018 decreased by $50.6 million, or 13.3%, compared to the first nine months of 2017. This decrease was driven primarily by the segment's loss of certain licenses in 2018 and lower net sales of other licensed fragrances within the mass retail channel.
Fragrance segment profit in the first nine months of 2018 was $41.2 million, a $2.5 million, or 6.5%, increase, compared to $38.7 million in the first nine months of 2017. Excluding the $0.1 million unfavorable FX impact, Fragrance segment profit in the first nine months of 2018 increased by $2.6 million, or 6.7%, compared to the first nine months of 2017. This increase was primarily driven by the realization of cost reductions, principally associated with insourcing production capabilities, and lower brand support expenses, partially offset by the segment's lower net sales.

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended September 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%
Revlon
North America	$123.1	$116.8	$6.3	5.4%	$6.8	5.8%
International	126.4	137.7	(11.3)	(8.2)%	(6.7)	(4.9)%
Elizabeth Arden
North America	$40.3	$37.0	$3.3	8.9%	$3.8	10.3%
International	81.8	67.8	14.0	20.6%	15.6	23.0%
Portfolio
North America	$88.1	$81.5	$6.6	8.1%	$6.9	8.5%
International	50.3	66.4	(16.1)	(24.2)%	(13.6)	(20.5)%
Fragrance
North America	$99.3	$108.6	$(9.3)	(8.6)%	$(9.0)	(8.3)%
International	46.1	50.7	(4.6)	(9.1)%	(3.3)	(6.5)%
Total Net Sales	$655.4	$666.5	$(11.1)	(1.7)%	$0.5	0.1%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2018	2017	$	%	$	%
Revlon
North America	$388.2	$411.9	$(23.7)	(5.8)%	$(24.0)	(5.8)%
International	348.7	375.9	(27.2)	(7.2)%	(32.3)	(8.6)%
Elizabeth Arden
North America	$96.2	$99.6	$(3.4)	(3.4)%	$(3.5)	(3.5)%
International	237.7	202.0	35.7	17.7%	29.7	14.7%
Portfolio
North America	$264.8	$248.4	$16.4	6.6%	$16.2	6.5%
International	155.7	189.5	(33.8)	(17.8)%	(36.3)	(19.2)%
Fragrance
North America	$216.9	$242.5	$(25.6)	(10.6)%	$(25.5)	(10.5)%
International	114.7	137.3	(22.6)	(16.5)%	(25.1)	(18.3)%
Total Net Sales	$1,822.9	$1,907.1	$(84.2)	(4.4)%	$(100.8)	(5.3)%
(a) XFX excludes the impact of foreign currency fluctuations.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon Segment

Third quarter results:

North America

In North America, Revlon segment net sales in the third quarter of 2018 increased by $6.3 million, or 5.4%, to $123.1 million, compared to $116.8 million in the third quarter of 2017. Excluding the $0.5 million unfavorable FX impact, Revlon segment net sales in North America in the third quarter of 2018 increased by $6.8 million, or 5.8%, compared to the third quarter of 2017. This increase was primarily due to the segment's higher net sales of Revlon color cosmetics as retailers replenish inventory levels, partially offset by the brand's consumption declines within the U.S. mass retail channel.

International

Internationally, Revlon segment net sales in the third quarter of 2018 decreased by $11.3 million, or 8.2%, to $126.4 million, compared to $137.7 million in the third quarter of 2017. Excluding the $4.6 million unfavorable FX impact, Revlon segment International net sales in the third quarter of 2018 decreased by $6.7 million, or 4.9%, compared to the third quarter of 2017. This decrease was driven by the segment's lower net sales of Revlon color cosmetics, primarily resulting from the Oxford, N.C. service level disruptions.

Year-to-date results:

North America

In North America, Revlon segment net sales in the first nine months of 2018 decreased by $23.7 million, or 5.8%, to $388.2 million, compared to $411.9 million in the first nine months of 2017. Excluding the $0.3 million favorable FX impact, Revlon segment net sales in North America in the first nine months of 2018 decreased by $24.0 million, or 5.8%, compared to the first nine months of 2017. This decrease was primarily due to the segment's lower net sales of Revlon color cosmetics as a result of consumption declines within the U.S. mass retail channel, as well as declines in net sales of Revlon ColorSilk hair color.

International

Internationally, Revlon segment net sales in the first nine months of 2018 decreased by $27.2 million, or 7.2%, to $348.7 million, compared to $375.9 million in the first nine months of 2017. Excluding the $5.1 million favorable FX impact, Revlon segment International net sales in the first nine months of 2018 decreased by $32.3 million, or 8.6%, compared to the first nine months of 2017. This decrease was driven primarily by the segment's lower net sales of Revlon color cosmetics, primarily resulting from the Oxford, N.C. service level disruptions.

Elizabeth Arden Segment

Third quarter results:

North America

In North America, Elizabeth Arden segment net sales in the third quarter of 2018 increased by $3.3 million, or 8.9%, to $40.3 million, compared to $37 million in the third quarter of 2017. Excluding the $0.5 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the third quarter of 2018 increased by $3.8 million, or 10.3%, compared to the third quarter of 2017. This increase was primarily due to the segment's higher net sales of skin care products, partially offset by decreases in the segment's net sales driven by retail store closures.

International

Internationally, Elizabeth Arden segment net sales in the third quarter of 2018 increased by $14.0 million, or 20.6%, to $81.8 million, compared to $67.8 million in the third quarter of 2017. Excluding the $1.6 million unfavorable FX impact, Elizabeth Arden segment International net sales in the third quarter of 2018 increased by $15.6 million, or 23.0%, compared to the third quarter of 2017. This increase was driven primarily by the segment's higher net sales of skin care products within the Company's Travel Retail business and Asia region.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the first nine months of 2018 decreased by $3.4 million, or 3.4%, to $96.2 million, compared to $99.6 million in the first nine months of 2017. Excluding the $0.1 million favorable FX impact, Elizabeth Arden segment net sales in North America in the first nine months of 2018 decreased by $3.5 million, or 3.5%, compared to the first nine months of 2017. This decrease was primarily due to decreases in the segment's net sales of Elizabeth Arden branded color cosmetics driven primarily by retail store closures, as well as the anniversary of product innovation that benefited the second quarter of 2017, partially offset by higher net sales of the segment's skin care products.

International

Internationally, Elizabeth Arden segment net sales in the first nine months of 2018 increased by $35.7 million, or 17.7%, to $237.7 million, compared to $202.0 million in the first nine months of 2017. Excluding the $6.0 million favorable FX impact, Elizabeth Arden segment International net sales in the first nine months of 2018 increased by $29.7 million, or 14.7%, compared to the first nine months of 2017. This increase was driven primarily by higher net sales of the segment's skin care products, including Ceramide and Prevage, primarily within the Company's Travel Retail business and Asia region, as well as higher net sales of Elizabeth Arden fragrance products, partially offset by net sales declines of Elizabeth Arden branded color cosmetics products.

Portfolio Segment

Third quarter results:

North America

In North America, Portfolio segment net sales in the third quarter of 2018 increased by $6.6 million, or 8.1%, to $88.1 million, as compared to $81.5 million in the third quarter of 2017. Excluding the $0.3 million unfavorable FX impact, Portfolio segment net sales in North America in the third quarter of 2018 increased by $6.9 million, or 8.5%, compared to the third quarter of 2017. This increase was primarily driven by the segment's higher net sales of Almay color cosmetics, due to inventory replenishment by retailers, and higher net sales of CND nail products as a result of Shellac nail polish innovation.

International

Internationally, Portfolio segment net sales in the third quarter of 2018 decreased by $16.1 million, or 24.2%, to $50.3 million, compared to $66.4 million in the third quarter of 2017. Excluding the $2.5 million unfavorable FX impact, Portfolio segment International net sales decreased by $13.6 million, or 20.5%, in the third quarter of 2018, compared to the third quarter of 2017, primarily due to the segment's lower net sales of local and regional brands, as well as the Oxford, N.C. service level disruptions.

Year-to-date results:

North America

In North America, Portfolio segment net sales in the first nine months of 2018 increased by $16.4 million, or 6.6%, to $264.8 million, as compared to $248.4 million in the first nine months of 2017. Excluding the $0.2 million favorable FX impact, Portfolio segment net sales in North America in the first nine months of 2018 increased by $16.2 million, or 6.5%, compared to the first nine months of 2017. This increase was primarily driven by the segment's higher net sales of Almay color cosmetics following the relaunch of the brand, as well as higher net sales of CND nail products as a result of Shellac nail polish innovation, partially offset by the segment's lower net sales of Cutex nail care products and Mitchum anti-perspirant deodorant products.

International

Internationally, Portfolio segment net sales in the first nine months of 2018 decreased by $33.8 million, or 17.8%, to $155.7 million, compared to $189.5 million in the first nine months of 2017. Excluding the $2.5 million favorable FX impact, Portfolio segment International net sales decreased by $36.3 million, or 19.2%, in the first nine months of 2018, compared to the first nine months of 2017, primarily due to the segment's lower net sales of local and regional brands, as well as the Oxford, N.C. service level disruptions.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Fragrance Segment

Third quarter results:

North America

In North America, Fragrance segment net sales in the third quarter of 2018 decreased by $9.3 million, or 8.6%, to $99.3 million, as compared to $108.6 million in the third quarter of 2017. Excluding the $0.3 million unfavorable FX impact, Fragrance segment net sales in North America in the third quarter of 2018 decreased by $9.0 million, or 8.3%, compared to the third quarter of 2017. This decrease was primarily driven by the segment's loss of certain licensed designer and celebrity fragrances, as well as lower net sales in the mass and prestige retail channels.

International

Internationally, Fragrance segment net sales in the third quarter of 2018 decreased by $4.6 million, or 9.1%, to $46.1 million, compared to $50.7 million in the third quarter of 2017. Excluding the $1.3 million unfavorable FX impact, Fragrance segment International net sales decreased by $3.3 million, or 6.5%, in the third quarter of 2018, compared to the third quarter of 2017, primarily due to the segment's loss of certain licensed fragrance brands, partially offset by new product launches.

Year-to-date results:

North America

In North America, Fragrance segment net sales in the first nine months of 2018 decreased by $25.6 million, or 10.6%, to $216.9 million, as compared to $242.5 million in the first nine months of 2017. Excluding the $0.1 million unfavorable FX impact, Fragrance segment net sales in North America in the first nine months of 2018 decreased by $25.5 million, or 10.5%, compared to the first nine months of 2017. This decrease was primarily driven by the segment's loss of certain licensed designer and celebrity fragrances, as well as lower net sales in the mass retail channel.

International

Internationally, Fragrance segment net sales in the first nine months of 2018 decreased by $22.6 million, or 16.5%, to $114.7 million, compared to $137.3 million in the first nine months of 2017. Excluding the $2.5 million favorable FX impact, Fragrance segment International net sales decreased by $25.1 million, or 18.3%, in the first nine months of 2018, compared to the first nine months of 2017, primarily due to the segment's loss of certain licensed fragrance brands.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Gross profit	$350.4	$376.0	$(25.6)	$1,015.7	$1,082.7	$(67.0)
Percentage of net sales	53.5%	56.4%	(2.9)%	55.7%	56.8%	(1.1)%

Third quarter results:

Gross profit decreased by $25.6 million in the third quarter of 2018, as compared to the third quarter of 2017. Gross profit as a percentage of net sales (i.e., gross margin) decreased in the third quarter of 2018 by 2.9 percentage points, compared to the third quarter of 2017. The drivers of the decrease in gross margin in the third quarter of 2018, as compared to the third quarter of 2017, primarily included:

•	the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility, which decreased gross margin by 4.4 percentage points;

•	higher inventory obsolescence reserves, which decreased gross margin by 2.2 percentage points;

•	unfavorable foreign currency fluctuations, which decreased gross margin by 2.0 percentage points; and

•	higher manufacturing costs, which decreased gross margin by 1.3 percentage points;

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

with the foregoing offset by:

•	lower sales returns reserves, which increased gross margin by 3.4 percentage points;

•	cost reductions associated with insourcing production capabilities, which increased gross margin by 2.3 percentage points; and

•
additional inventory costs in the third quarter of 2017 related to the increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, that did not recur in the third quarter of 2018, resulting in an increase in gross margin of 1.1 percentage points.

Unfavorable sales volume decreased gross profit in the second quarter of 2018 by approximately $7 million, compared to the third quarter of 2017, with no impact on gross margin.

Year-to-date results:

Gross profit decreased by $67.0 million in the first nine months of 2018, as compared to the first nine months of 2017. Gross margin in the first nine months of 2018 decreased by 1.1 percentage points, as compared to the first nine months of 2017. The drivers of the decrease in gross margin in the first nine months of 2018, as compared to the first nine months of 2017, primarily included:

•	the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility, which decreased gross margin by 10.2 percentage points;

•	higher inventory obsolescence reserves, which decreased gross margin by 4.0 percentage points;

•	higher sales allowances, which decreased gross margin by 1.2 percentage points; and

•	unfavorable product mix, which increased gross margin by 0.9 percentage points;
with the foregoing offset by:

•	cost reductions associated with insourcing production capabilities, which increased gross margin by 4.9 percentage points;

•
additional inventory costs in the first nine months of 2017 related to the increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, that did not recur in the first nine months of 2018, resulting in an increase in gross margin of 3.5 percentage points;

•lower sales returns, which increased gross margin by 2.6 percentage points; and
•favorable foreign currency fluctuations, which increased gross margin by 1.7 percentage points.

Unfavorable sales volume decreased gross profit in the first six months of 2018 by approximately $82 million, compared to the first six months of 2017, with no impact on gross margin.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
SG&A expenses	$340.8	$362.3	$(21.5)	$1,087.1	$1,074.5	$12.6
SG&A expenses decreased by $21.5 million in the third quarter of 2018, compared to the third quarter of 2017, primarily driven by:

•	a $28.8 million decrease in brand support expenses driven by the re-phasing of certain marketing initiatives, primarily within the Revlon segment; and

•	$4.8 million of favorable FX impacts;
with the foregoing offset by:

•
higher general and administrative expenses of approximately $3.5 million, primarily driven by higher incentive compensation, mainly due to timing, and higher severance costs, partially offset by lower travel expenses;

•	higher product display costs, primarily within the Revlon segment; and

•	higher distribution costs, primarily due to geographic mix.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

SG&A expenses increased by $12.6 million in the first nine months of 2018, compared to the first nine months of 2017, primarily driven by:

•	$12.7 million of unfavorable FX impacts;

•
higher general and administrative expenses of approximately $11 million, primarily driven by higher severance costs and higher professional fees, partially offset by lower travel expenses and lower incentive compensation;

•	higher product display costs, primarily within the Revlon segment; and

•	higher distribution costs, primarily due to geographic mix;
with the foregoing offset by:

•	a $29.3 million decrease in brand support expenses driven by the re-phasing of certain marketing initiatives, primarily within the Revlon segment.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Acquisition Costs	$—	$0.8	$(0.8)	$0.1	$2.8	$(2.7)
Integration Costs	3.4	11.9	(8.5)	11.9	37.4	(25.5)
Total acquisition and integration costs	$3.4	$12.7	$(9.3)	$12.0	$40.2	$(28.2)

The Company incurred $3.4 million of integration costs in the third quarter of 2018 as a result of the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.
The Company incurred $12.7 million of acquisition and integration costs in the third quarter of 2017, primarily related to the Elizabeth Arden Acquisition.
The Company incurred $12.0 million of acquisition and integration costs in the first nine months of 2018, consisting primarily of $11.9 million of integration costs related to the integration of Elizabeth Arden and $0.1 million of acquisition costs. The integration costs consisted of non-restructuring costs related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.
The Company incurred $40.2 million of acquisition and integration costs in the first nine months of 2017, primarily related to the Elizabeth Arden Acquisition.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Restructuring charges and other, net	$3.9	$6.4	$(2.5)	$13.9	$11.3	$2.6

EA Integration Restructuring Program
During the third quarter of 2018, the Company recorded $3.6 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges, $2.8 million reflect additional charges related to severance and other personnel costs.
During the first nine months of 2018, the Company recorded $12.0 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges: (a) $11.6 million were recorded in restructuring charges and included $12.7 million of severance and other personnel costs, offset by a $1.1 million reduction in lease termination costs; and (b) $0.4 million were recorded in cost of sales.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

As of September 30, 2018, the Company anticipates recognizing approximately $90 million to $95 million of total pre-tax restructuring and related charges consisting of: (i) approximately $70 million to $75 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) approximately $10 million of lease termination costs; and (iii) approximately $10 million of other related charges.
For further discussion on the EA Integration Restructuring Program and the Company's other restructuring initiatives, see Note 2, "Restructuring Charges."

Loss on disposal of minority investment:
The table below shows the Company's disposal of investment loss for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Loss on disposal of minority investment	$—	$—	$—	$20.1	$—	$20.1
The $20.1 million loss on disposal of minority investment in the nine months ended September 30, 2018, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period. See Note 1, "Description of Business and Summary of Significant Accounting Policies," for further information.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Interest expense	$46.4	$38.6	$7.8	$129.1	$110.3	$18.8
The $7.8 million increase in interest expense in the third quarter of 2018, as compared to the third quarter of 2017, and the $18.8 million increase in interest expense in the first nine months of 2018, as compared to the first nine months of 2017, were primarily due to higher average interest rates and higher debt balances resulting from the Asset-Based Term Facility entered into during the third quarter of 2018, as well as higher borrowings under the 2016 Revolving Credit Facility.

Foreign currency losses (gains), net:
The table below shows the Company's foreign currency losses (gains), net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Foreign currency losses (gains), net	$1.1	$(3.1)	$4.2	$10.7	$(16.8)	$27.5
The $1.1 million in foreign currency losses, net, during the third quarter of 2018, compared to $3.1 million in foreign currency gains, net, during the third quarter of 2017, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

The $10.7 million in foreign currency losses, net, during the first nine months of 2018, compared to $16.8 million in foreign currency gains, net, during the first nine months of 2017, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Benefit from income taxes:
The table below shows the Company's benefit from income taxes for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Benefit from income taxes	$(38.7)	$(10.8)	$(27.9)	$(43.1)	$(37.8)	$(5.3)

The $27.9 million increase in the Company's benefit from income taxes in the third quarter of 2018, as compared to the third quarter of 2017, was primarily due: (i) to the increased loss from continuing operations before income taxes; (ii) the mix and level of earnings; and (iii) the net changes resulting from the enactment of the Tax Act, including (a) the reduction of the U.S. federal income tax rate (which provided for less of a benefit on the Company’s year-to-date loss), (b) the U.S. tax on the Company’s foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs), (c) the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), and (d) a reduced deduction for executive compensation under Section 162(m).
The $5.3 million increase in the Company's benefit from income taxes in the first nine months of 2018, as compared to the first nine months of 2017, was primarily due: (i) to the increased loss from continuing operations before income taxes; (ii) the mix and level of earnings; and (iii) the net changes resulting from the Tax Act, including (a) the reduction of the U.S. federal income tax rate (which provided for less of a tax benefit on the Company's year-to-date loss), (b) the U.S. tax on the Company's foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs), (c) the limitation on interest deductions (which resulted in a deferred deduction on which the Company has a full valuation allowance), and (d) a reduced deduction for executive compensation under Section 162(m), partially offset by the impact of reducing the Company's liability under APB 23.
The Company's effective tax rate for the three months ended September 30, 2018 was higher than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company's foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs). See Note 11, "Income Taxes," for a further discussion of the impact of the Tax Act on the Company's provision for income taxes.
The Company's effective tax rate for the nine months ended September 30, 2018 was lower than the federal statutory rate of 21% as a result of nondeductible expenses for interest and executive compensation, as well as the U.S. taxation of the Company's foreign earnings under the GILTI provisions of the Tax Act (adjusted to account for the New IRS Regs), partially offset by the impact of reducing the Company's liability under APB 23. See Note 11, "Income Taxes," for a further discussion of the impact of the Tax Act on the Company's provision for income taxes.
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

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At September 30, 2018, the Company had a liquidity position of $87.1 million, consisting of: (i) $61.8 million of unrestricted cash and cash equivalents; (ii) $39 million in available borrowing capacity under the 2018 Senior Line of Credit Facility, which had $11 million outstanding at such date; (iii) $1 million in available borrowing capacity under Products Corporation's 2016 Revolving Credit Facility; and less (iv) $14.7 million of outstanding checks. Under the 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio at September 30, 2018 was less than 1.0 to 1.0, it was required to maintain a $44.1 million Liquidity Amount (as defined in Note 7, "Long-Term Debt") at such date. Solely for the purposes of calculating the Liquidity Amount, the borrowing base can exceed the Revolving Commitments subject to a cap of 105% of the Commitments. Since the borrowing base at September 30, 2018 exceeded the aforementioned cap, the $1.0 million of available borrowing capacity was calculated based on the borrowing base of $463.5 million, less $10.1 million of outstanding and undrawn letters of credit, less $408.3 million of borrowings under the 2016 Revolving Credit Facility at such date; and less maintenance of $44.1 million Liquidity Amount.
In April 2018, Products Corporation amended the 2016 Revolving Credit Facility (the "Revolver Amendment"), as a result of which the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million. In June 2018, Products Corporation obtained the $50 million 2018 Senior Line of Credit Facility from MacAndrews & Forbes Incorporated. In July 2018, certain of the Company’s subsidiaries entered into the Asset-Based Term Agreement with Citibank, N.A., acting as administrative agent and collateral agent, which provides the Company with a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, which was fully drawn on the closing date. See Note 7, "Long Term Debt" for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and the Asset-Based Term Agreement.
The Company's available liquidity as of October 31, 2018 was approximately $113 million, consisting of: (i) $67 million of unrestricted cash and cash equivalents; (ii) $40 million in available borrowing capacity under the 2018 Senior Line of Credit Facility (which had $10 million drawn as of such date); (iii) $12 million in available borrowing capacity under the 2016 Revolving Credit Facility (which had $397.3 million drawn at such date); and less (iv) $6 million of outstanding checks. The Company has continued to repatriate cash to the U.S. using tax-effective methods as part of continuing to effectively manage its working capital needs.
The Company’s foreign operations held $52.6 million out of its total $61.8 million in cash and cash equivalents as of September 30, 2018. The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During 2018, the Company has continued to repatriate funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries. The Company believes that the cash generated by its domestic operations, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility), availability under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months. Therefore, the Company currently anticipates that restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company’s liquidity during such period.
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

Changes in Cash Flows
As of September 30, 2018, the Company had cash, cash equivalents and restricted cash of $62.5 million, compared with $87.4 million at December 31, 2017. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(296.7)	$(274.2)
Net cash used in investing activities	(41.6)	(69.5)
Net cash provided by financing activities	316.6	226.7
Effect of exchange rate changes on cash and cash equivalents	(3.2)	9.4
Net decrease in cash, cash equivalents and restricted cash	(24.9)	(107.6)
Cash, cash equivalents and restricted cash at beginning of period	87.4	186.8
Cash, cash equivalents and restricted cash at end of period	$62.5	$79.2

Operating Activities
Net cash used in operating activities was $296.7 million and $274.2 million for the first nine months of 2018 and 2017, respectively. The increase in cash used in the first nine months of 2018, compared to the first nine months of 2017, was primarily driven by a higher net loss as a result of lower net sales, partially offset by favorable working capital changes compared to the prior year period.

Investing Activities
Net cash used in investing activities was $41.6 million and $69.5 million for the first nine months of 2018 and 2017, respectively, which was entirely comprised of capital expenditures. Capital expenditures in the first nine months of 2018 included approximately $11.2 million for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by financing activities was $316.6 million and $226.7 million for the first nine months of 2018 and 2017, respectively.
Net cash provided by financing activities for the first nine months of 2018 primarily included:

•	$251.3 million of borrowings under the 2016 Revolving Credit Facility; and

•	$89.4 million of borrowings under the Asset-Based Term Facility;
with the foregoing partially offset by:

•	$13.5 million of repayments under the 2016 Term Loan Facility.

Net cash provided by financing activities for the first nine months of 2017 primarily included:

•	$243.9 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$13.5 million of repayments under the 2016 Term Loan Facility.

Long-Term Debt Instruments
See discussion above regarding the Revolver Amendment, the 2018 Senior Line of Credit Facility and the Asset-Based Term Facility. See also Note 7, "Long Term Debt" for information regarding these facilities. For further detail regarding Products Corporation's long-term debt instruments, see Note 11, "Long-Term Debt," to the Consolidated Financial Statements, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in Revlon's 2017 Form 10-K.
Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2018 Senior Line of Credit Agreement and the Asset-Based Term Facility as of September 30, 2018. As of September 30, 2018, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2018	Availability at September 30, 2018
Tranche A of the 2016 Revolving Credit Facility	$400.0	$433.8	$366.8	(a)N/A
Tranche B of the 2016 Revolving Credit Facility	41.5	44.3	41.5	N/A
Total Tranche A& B of the 2016 Revolving Credit Facility(a)	441.5	478.1	408.3	$1.0
2018 Senior Line of Credit Facility	50.0	N/A	11.0	39.0
(a) Availability at September 30, 2018 is based upon the calculated borrowing base (capped at 105% of the respective Revolving Commitments) of $463.5 million, less $10.1 million of outstanding undrawn letters of credit and $408.3 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio at September 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $44.1 million Liquidity Amount at such date, as a result of which the Company had of the $45.1 million of availability under the 2016 Revolving Credit Facility, approximately $1.0 million in available borrowing capacity under such facility as of September 30, 2018.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of September 30, 2018, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of September 30, 2018. As Products Corporation’s consolidated fixed charge coverage ratio at September 30, 2018 was less than 1.0 to 1.0, it was required to maintain availability under the 2016 Revolving Credit Facility in an amount in excess of the $44.1 million Liquidity Amount at such date, as a result of which the Company had approximately $1.0 million in available borrowing capacity under the 2016 Revolving Credit Facility as of September 30, 2018.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit. The 2016 Credit Agreements, the Senior Notes Indentures and the Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
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
The Company’s cash contributions to its pension and post-retirement benefit plans in the first nine months of 2018 were $6.1 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $10 million in the aggregate for 2018. The Company’s cash taxes paid in the first nine months of 2018 were $11.7 million. The Company expects to pay cash taxes of approximately $15 million to $20 million in the aggregate during 2018. In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years, and limitations on tax deductions for interest expense in 2018 and following years. The Company currently expects that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, and that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its net operating loss carryover position. As a result, the Company currently expects that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018. See Note 11, "Income Taxes" in this Form 10-Q, as well as Note 16, "Income Taxes," to the Consolidated Financial Statements and Item 1A. Risk Factors - "U.S. income tax reform efforts could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2017 Form 10-K for a further discussion.
The Company’s purchases of permanent wall displays and capital expenditures in the first nine months of 2018 were $57 million and $41.6 million, respectively. Capital expenditures for the first nine months of 2018 included approximately $11.2 million of spend for the EA Integration Restructuring Program. The Company expects that purchases of permanent wall displays will be approximately $60 million to $70 million during 2018 and expects that capital expenditures will be approximately $60 million to $70 million during 2018.
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
During February 2018, the Company launched its new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that had impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. In response, the Company implemented a robust service recovery plan to remediate the decline in customer service levels resulting from the launch of the new ERP system. As of September 30, 2018, the Oxford, N.C. manufacturing facility was operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally.
The Company continues to believe that its current sources of liquidity, consisting of operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds that may be available from time to time for borrowing under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit and other permitted lines of credit, are sufficient. See Note 7, "Long Term Debt" for information regarding the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility, the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility and the Asset-Based Term Facility. See also Item 1A. "Risk Factors" in Revlon's 2017 Form 10-K for further discussion regarding the Company’s implementation of its new ERP system and those related to the Company’s substantial indebtedness.
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
If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics, Almay color cosmetics, SinfulColors color cosmetics and Mitchum anti-perspirant deodorant products; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, capital expenditures, restructuring and severance costs, acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
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

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into FX Contracts from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. At September 30, 2018 and December 31, 2017, the U.S. Dollar notional amount of the FX Contracts outstanding were nil and $147.1 million, respectively. The FX Contracts outstanding had a nil fair value at September 30, 2018.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap expired in May 2018. Refer to Note 9, "Financial Instruments" for more information on this interest rate swap transaction.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled $0.1 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Disclosures about Contractual Obligations and Commercial Commitments

As of September 30, 2018, there were no material changes to the Company's total contractual cash obligations, as set forth in the contractual obligations and commercial commitments disclosure included in Revlon's 2017 Form 10-K, with the exception of the Company's amendment to the 2016 Revolving Credit Facility in April 2018, the 2018 Senior Line of Credit Facility entered into with MacAndrews & Forbes in June 2018 and the Asset-Based Term Facility entered into in July 2018. See Note 7, "Long Term Debt" for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and the Asset-Based Term Facility. The following table reflects the impact of these transactions on the Company's long-term debt obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including current portion	$3,212.2	$412.8	$36.2	$625.6	$2,137.6
Interest on long-term debt	822.4	41.5	369.0	287.6	124.3

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

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During February 2018, the Company implemented its new ERP system that supports a significant portion of the Company's business in North America, which resulted in certain changes to the Company's processes and procedures. While this new ERP implementation has resulted in service level disruptions in the Company's Oxford, N.C. manufacturing facility, the ERP implementation has not materially affected, nor is it reasonably likely to materially affect, the Company's ICFR.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the interim period ended September 30, 2018, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance and/or sales growth;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and acquisition-related integration costs, capital expenditures, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring and severance costs, costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including optimizing the Elizabeth Arden Acquisition, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company's total debt;

(iv)	certain beliefs and expectations regarding the Company's progress in resolving customer service level disruptions resulting from the launch of its new ERP system;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (A) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company's SG&A expenses); and (2) recognizing approximately $90 million to $95 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (x) approximately $70 million to $75 million of employee-related costs, including severance, retention and other contractual termination benefits; (y) approximately $10 million of lease termination costs; and (z) approximately $10 million of other related charges; (B) the Company’s plans to initiate a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity, with the major initiatives underlying such program including: (1) optimizing its global supply chain and realizing manufacturing efficiencies and rationalizing its global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance its speed-to-market capabilities for new innovations; (2) enhancing in-market execution and optimizing its commercial and organizational structures to create more efficient global and regional capabilities; and (3) reducing overhead costs and streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying its business processes, leading to greater agility and faster decision-making; (C) the Company’s expectations regarding the amount and timing of the charges and payments related to the 2018 Optimization Program, including that: (1) it will recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses; (2) it will incur approximately $10 million of additional capital expenditures; (3) of the restructuring charges, it will record in the fourth quarter of 2018 an estimated pre-tax restructuring charge of approximately $8 million to $10 million, with the balance to be recognized in 2019; and (4) approximately 85% of the restructuring charges are to be paid in cash, with approximately $6 million to $8 million expected to be paid in 2018 and $20 million to $26 million in 2019; (D) the Company’s expectation that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019; (E) the Company’s projection that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019;

(vi)
the Company’s expectation that operating revenues, cash on hand (including, without limitation, cash provided by the Asset-Based Term Facility) and funds that may be available from time to time for borrowing under Products Corporation's 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2018, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) the cash generated by its domestic operations, cash on hand, availability under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit, as well as the option to further settle intercompany loans and payables with certain foreign subsidiaries, should be sufficient to meet its domestic liquidity needs for at least the next 12 months and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending;

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

(ix)	matters concerning the impact on the Company from changes in interest rates and foreign exchange rates;

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

(xii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and, with respect to the Tax Act, the Company’s expectation that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, that the Tax Act’s limitation on interest deductibility will not impact the Company’s 2018 federal cash taxes due to its net operating loss position, and that the Tax Act will not have a material impact on its cash taxes or liquidity in 2018, as well as the Company's expectations regarding whether it will be required to establish additional valuation allowances on its deferred tax assets;

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

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company’s inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platform and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty care products in one or more of the Company's segments; adverse changes in foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; and/or supply disruptions at the Company’s manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, costs and expenses related to the EA Integration Restructuring Program; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(ii)
in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, increasing interest rates, monetary conditions and foreign currency fluctuations, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving our financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure, including optimizing the Elizabeth Arden Acquisition (including difficulties or delays in and/or the Company’s inability to optimally integrate the Elizabeth Arden business, more than expected costs to fully implement such integration or delays in fully implementing the integration and/or less than expected benefits from the EA Integration Restructuring Program, more than expected costs in implementing such program and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility or from other permitted additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the Asset-Based Term Facility;

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

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as (A) in connection with the EA Integration Restructuring Program: (1) difficulties, delays or the inability of the Company to successfully complete the EA Integration Restructuring Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions; (2) difficulties, delays or the inability of the Company to realize, in whole or in part, the anticipated benefits from the EA Integration Restructuring Program, such as difficulties with, delays in or the Company’s inability to generate certain reductions in its SG&A and/or eliminate certain positions; (3) delays in completing the EA Integration Restructuring Program, which could reduce the benefits realized from such activities; (4) higher than anticipated restructuring charges and/or payments in connection with completing the EA Integration Restructuring Program and/or changes in the expected timing of such charges and/or payments; (5) greater than anticipated costs or charges or less than anticipated cost reductions or other benefits from the EA Integration Restructuring Program; and/or (6) the risk that such program may not satisfy the Company’s objectives; and (B) in connection with the 2018 Optimization Program: (1) difficulties with, delays in or the Company’s inability to successfully complete the actions underlying the 2018 Optimization Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions, such as difficulties with, delays in or the Company’s inability to generate reductions in its cost base and/or overhead costs; (2) higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; (3) delays in completing the actions underlying the 2018 Optimization Program, which could reduce and/or defer the benefits expected to be realized from such activities; and/or (4) less than anticipated annualized cost reductions from the 2018 Optimization Program and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated resources to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and/or other permitted lines of credit; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's domestic operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

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

(ix)	unexpected significant impacts on the Company from changes in interest rates or foreign exchange rates;

(x)	difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;

(xi)
lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions, higher net periodic benefit costs and/or less than expected net periodic benefit income;

(xii)
unexpected significant variances in the Company's tax provision, effective tax rate and/or unrecognized tax benefits, whether due to the enactment of the Tax Act or otherwise, such as due to the issuance of unfavorable guidance, interpretations, technical clarifications and/or technical corrections legislation by the U.S. Congress, the U.S. Treasury Department or the IRS, unexpected changes in foreign, state or local tax regimes in response to the Tax Act, and/or changes in estimates that may impact the calculation of the Company's tax provisions, as well as changes in circumstances that could adversely impact the Company's expectations regarding the establishment of additional valuation allowances on its deferred tax assets;

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

REVLON, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 21, "Contingencies" to the Consolidated Financial Statements in Revlon's 2017 Form 10-K, for further discussion.
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
The defendants' motions to dismiss the Second Consolidated Amended Class Action Complaint were filed on March 28, 2017. Plaintiffs' response was filed on June 6, 2017 and defendants' replies were filed on July 13, 2017. A hearing on the defendants' motion to dismiss was held on September 19, 2017 and on November 20, 2017, the defendants' motion was granted and the case was dismissed, with leave to amend under limited circumstances. On December 8, 2017, plaintiffs filed a Third Amended Complaint, seeking relief on the same grounds sought in the First and Second Amended Complaints, but alleged as direct, as opposed to derivative, claims. On January 12, 2018, the defendants once again moved to dismiss. The motion was heard on March 29, 2018 and the parties await a decision. On August 14, 2018, the Court granted the motion and dismissed the Third Amended Complaint, with prejudice. On September 11, 2018, the plaintiffs filed a notice of appeal. The Company continues to believe these allegations are without merit and intends to continue to vigorously defend against them. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
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

Item 5. Other Information

On November 9, 2018, the Company announced that it was moving forward with a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity.

The major initiatives underlying the 2018 Optimization Program include:

•
Optimizing Global Supply Chain: Realizing manufacturing efficiencies and rationalizing the Company’s global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance the Company’s speed-to-market capabilities for new innovations;

•	Enhancing In-Market Execution: Optimizing the Company’s commercial and organizational structures to create more efficient global and regional capabilities;

•
Reducing Overhead Costs and Streamlining Functions: Streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying the Company’s business processes, leading to greater agility and faster decision-making.

In connection with implementing the 2018 Optimization Program, the Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $10 million of additional capital expenditures. Of the restructuring charges, the Company expects that it will record in the fourth quarter of 2018 an estimated pre-tax restructuring charge of approximately $8 million to $10 million, with the balance to be recognized in 2019. Approximately 85% of the restructuring charges are expected to be paid in cash, with approximately $6 million to $8 million expected to be paid in 2018 and $20 million to $26 million in 2019. The Company expects that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019 and it is currently projected to result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

*4.1
Asset-Based Term Loan Credit Agreement, dated as of July 9, 2018, by and among Revlon Holdings B.V. and Revlon Finance LLC, as Borrowers, the Guarantors and Parent Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as Administrative Agent and Collateral Agent, including all schedules and exhibits thereto.

*4.2	Guarantee Agreement, dated as of July 9, 2018, by and among the Guarantors party thereto and Citibank, N.A., as Collateral Agent, including all annexes thereto.
*4.3
Parent Guarantee Agreement, dated as of July 9, 2018, by and among Beautyge Beauty Group, S.L.U., Beautyge Participations, S.L.U., Elizabeth Arden (Netherlands) Holding B.V. and RML Holdings L.P., as Guarantors, and Citibank, N.A., as Collateral Agent, including all annexes thereto.

*10.1	Form of Performance-Based Restricted Stock Unit Agreement.
*10.2	Form of Time-Based Restricted Stock Unit Agreement.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated November 9, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 9, 2018, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*32.1	Certification of Debra Perelman, Chief Executive Officer, dated November 9, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 9, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2018

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Wendel F. Kralovich
Debra Perelman	Victoria Dolan	Wendel F. Kralovich
President, Chief Executive Officer &	Chief Financial Officer	Senior Vice President,
Director		Chief Accounting Officer
& Corporate Controller