Form 10-K
period 2018-12-31
REVLON INC /DE/
filed 2019-03-28
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

As of December 31, 2018, 52,867,961 shares of Class A Common Stock were outstanding. At such date, 45,348,321 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting to be held on or about June 6, 2019 are incorporated by reference into Part III of this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2018

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Business

Background
Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon's and Product Corporation's Board of Directors.
The Company was founded over 87 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
The Company is a leading global beauty company with an iconic portfolio of brands. The Company develops, manufactures, markets, distributes and sells worldwide an extensive array of beauty and personal care products, including color cosmetics, hair color, hair care and hair treatments, fragrances, skin care, beauty tools, men’s grooming products, anti-perspirant deodorants and other beauty care products across a variety of distribution channels. The Company is entrepreneurial, agile and boldly creative, with a passion for beauty. The Company has a diverse portfolio of iconic brands that it continues to evolve and transform, with the goal of inspiring and attracting consumers around the world wherever and however they shop for beauty. The Company is committed to operating as an ethical business and driving sustainable and responsible growth.

Business Strategy
The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its product where consumers shop, both in-store and increasingly online.

Financial Information about Operating Segments
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Chief Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Audited Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. Effective January 1, 2018, the Company implemented the brand-centric organizational structure previously announced in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 17, 2017. This structure is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. As a result, segment financial data for the year ended December 31, 2017 has been recast from what was presented in previous filings and presented under the new organizational structure.
As of December 31, 2018, the Company’s operations continue to be organized into the following reportable segments:

•
Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; and Revlon in beauty tools.

•
Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and elizabetharden.com e-commerce website, in the U.S. and internationally, under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.

REVLON, INC. AND SUBSIDIARIES

•
Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; American Crew in men’s grooming products (which are also sold direct-to-consumer on its americancrew.com website); CND in nail polishes, gel nail color and nail enhancements; Cutex nail care products; Pure Ice in nail polishes; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a body care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are both sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.

•
Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), Britney Spears, Elizabeth Taylor, Curve, John Varvatos, Christina Aguilera, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, Paul Sebastian, Alfred Sung, Jennifer Aniston, Mariah Carey, Halston, Geoffrey Beene, La Perla, White Shoulders, AllSaints  and Wildfox.

For certain information regarding the Company's segments' performance, foreign and domestic operations and classes of similar products, refer to Note 18, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K").

REVLON, INC. AND SUBSIDIARIES

Products
The following table sets forth the Company's principal brands that are included in its Revlon, Elizabeth Arden, Portfolio and Fragrances segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCES		ANTI-PERSPIRANT DEODORANTS	SKIN CARE / BODY CARE
					Owned	Licensed*
Revlon	Revlon	Revlon ColorSilk		Revlon
	Revlon ColorStay	Revlon Professional

Elizabeth Arden	Elizabeth Arden				Elizabeth Arden White Tea			Visible Difference
					Elizabeth Arden 5th Avenue			Elizabeth Arden Ceramide
					Elizabeth Arden Green Tea			Elizabeth Arden Pro
					Elizabeth Arden Red Door			Prevage
					Elizabeth Arden Always Red			Skin Illuminating
Eight Hour
SUPERSTART

Portfolio	CND	Creme of Nature	American Crew				Mitchum	Gatineau
	Almay	Intercosmo	d:fi					Natural Honey
	SinfulColors	Orofluido
	Pure Ice	Llongueras*
Cutex

Fragrances					Curve	Juicy Couture
					Giorgio Beverly Hills	Britney Spears
					Charlie	Elizabeth Taylor
					Halston	John Varvatos
					Jean Naté	Christina Aguilera
Ed Hardy
Lucky Brand
Paul Sebastian
Alfred Sung
Jennifer Aniston
Mariah Carey
Geoffrey Beene
La Perla
White Shoulders
AllSaints
Wildfox
*Licensed from a third party

REVLON, INC. AND SUBSIDIARIES

The Company operates in four operating segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For certain information regarding the Company's segments and domestic and foreign operations, refer to Note 18, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Form 10-K. Further information on the Company's brands by segment appears below.

Revlon Segment:
The Company’s Revlon segment includes cosmetics, hair color and hair care, beauty tools and skin care products sold in approximately 150 countries in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetics stores in the U.S. and internationally.
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

•
Revlon: The Company sells a broad range of cosmetics under its flagship Revlon brand, which are designed to fulfill consumer wants and needs and are principally priced in the upper range for large volume retailers. The Revlon brand is comprised of face makeup, including foundation, powder, blush and concealers; lip makeup, including lipstick, lip gloss and lip liner; eye makeup, including mascaras, eyeliners, eye shadows and brow products; and nail color and nail care lines. Revlon products include innovative formulas and attractive colors that appeal to a wide range of consumers. The following are the key brands within the Revlon segment:

◦	Revlon ColorStay offers consumers a full range of products with long-wearing technology in face, lip, and eye;

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

Hair - The Company sells hair color, hair care and hair treatment products primarily under the Company's Revlon ColorSilk and Revlon Professional franchises.

•
Revlon ColorSilk hair color and hair care products are sold throughout the world in the mass retail channel to large volume retailers and other retailers and provide radiant, long-lasting color that leaves hair nourished, hydrated and ultra-conditioned.

•
Revlon Professional includes hair color, hair care and hair treatment products that are distributed exclusively to professional salons, salon professionals and salon distributors and are sold in more than 85 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon hair color and hair care products include Revlonissimo, Eksperience, Nutri Color Creme, UniqOne and Revlon Professional Equave.

Beauty tools - The Company sells Revlon beauty tools, which include nail, eye and manicure and pedicure grooming tools, eye lash curlers and a full line of makeup brushes under the Revlon brand name.

Elizabeth Arden Segment:
The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and elizabetharden.com e-commerce website, in the U.S. and internationally.

REVLON, INC. AND SUBSIDIARIES

The Elizabeth Arden segment is comprised of skin care, color cosmetics and fragrances under the Elizabeth Arden brand, including the following:
Skin Care: Elizabeth Arden sells skin care and color cosmetics products including Visible Difference, Ceramide, SUPERSTART, Prevage, Eight Hour and Skin Illuminating.
Fragrances: The Elizabeth Arden segment produces fragrances including Elizabeth Arden 5th Avenue, Elizabeth Arden White Tea, Elizabeth Arden Red Door and Elizabeth Arden Green Tea.

Portfolio Segment:
The Company’s Portfolio segment includes a comprehensive lineup of products sold to hair and nail salons and professional salon distributors, including hair color, shampoos, conditioners, styling products, nail polishes and nail enhancements. The Portfolio segment also includes a multi-cultural line of products sold in both professional salons, large volume retailers and mass retailers.

•
American Crew and d:fi: The Company sells men’s shampoos, conditioners, gels and other hair care and men's grooming products for use and sale by professional salons under the American Crew brand name. In 2018, the American Crew brand expanded into the prestige channel with the launch of the men's skin and body care line, American Crew Acumen and has introduced the American Crew TechSeries product lineup. American Crew is the "Official Supplier to Men" of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 70 countries (as well as being sold direct-to-consumer on its americancrew.com website). The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.

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

•
CND: The Company sells nail enhancement systems, nail polishes, gel nail color and treatment products and services for use by the professional nail salon industry under the CND brand name. CND-branded professional nail, hand and foot care products are sold in more than 50 countries and the Company recently introduced the CND brand into mass retail through CVS stores. CND nail products include:

◦
CND Shellac brand 14+ day nail color system, which delivers 14+ days of flawless wear, superior color and mirror shine with zero dry-time and no nail damage. The CND Shellac system is a true innovation in chip-free, extended-wear nail color. In 2018, the Company launched CND Shellac Luxe, a 2-step gel polish system that is ready to remove in 60 seconds with no nail damage; and

◦
CND Vinylux weekly polish, a breakthrough nail polish that uses a patent-pending technology and lasts approximately a week. While ordinary polishes become brittle and deteriorate over time, CND Vinylux dries with exposure to natural light to a flawless finish and strengthens its resistance to chips over time.

•	Mitchum: The Company's Mitchum brand consists of anti-perspirant deodorant products for men and women, with patented ingredients that provide consumers with up to 48 hours of protection.

•
The Company sells professional hair products under brand names such as Orofluido and Intercosmo, as well as under the premium priced Llongueras brand (licensed from a third party) in Spain. Multi-cultural hair-care products are sold under the Creme of Nature brand, primarily in the U.S., to professional salons, large volume retailers and other retailers.

•	The Company also sells certain skin care products in the U.S. and internationally under various regional brands, including the Company's Natural Honey and Gatineau brands.

REVLON, INC. AND SUBSIDIARIES

Fragrances Segment:
The Company's Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), Britney Spears, Elizabeth Taylor, Curve, John Varvatos, Christina Aguilera, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, Paul Sebastian, Alfred Sung, Jennifer Aniston, Mariah Carey, Halston, Geoffrey Beene, La Perla, White Shoulders, AllSaints  and Wildfox.
The Company also distributes approximately 100 additional prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers and specialty stores and mass retailers, including mid-tier and chain drug retailers, e-commerce sites and other international and travel retailers.

Marketing
The Company uses various marketing techniques depending on the brand, type of product or target customer, among other variables. For its mass retail products, the Company markets its extensive product lines covering a broad range of price points within large volume retailers and e-commerce sites in the U.S. and within large volume retailers and other retailers internationally. The Company uses social media and other digital marketing, television, outdoor and print advertising and public relations and influencer marketing, as well as point-of-sale merchandising, including displays and samples, coupons and other trial incentives. The Company coordinates its marketing and advertising campaigns for new product launches and innovation with an omni-channel approach. The Company develops, jointly with retailers, customized, tailored point-of-purchase and other focused marketing programs.
The Company also uses cooperative advertising programs, Company-paid or Company-subsidized demonstrators and coordinates in-store promotions and displays. Other marketing strategies, including trial-size products and couponing, are designed to introduce the Company's newest products to consumers and encourage trial and purchase in-store.
For Elizabeth Arden products, the Company’s approach is focused on generating strong retailer and consumer demand across its key brands. The Company emphasizes a competitive marketing mix for each brand and implements plans that are designed to ensure that each brand's positioning is carried through consistently across all consumer touch points. The Company is increasingly leveraging new media, such as social networking and mobile and digital applications, along with traditional consumer reach vehicles, such as television and magazine print advertising, to engage with its consumers through their personally-preferred technologies. Marketing programs for the Company's Elizabeth Arden brands are also integrated with significant cooperative advertising programs that the Company plans and executes with its retailers, often linked with new product innovation and promotions.
For products primarily sold to professional salons and distributors, the Company markets products through educational seminars on such products' application methods and consumer benefits. In addition, the Company uses professional trade advertising, social media and other digital marketing, displays and samples to communicate to professionals and consumers the quality and performance characteristics of its products. In some countries, the Company's direct sales force provides customers with point of sale communication and merchandising for its professional products.
The Company believes that its presence in professional salons benefits the marketing and sale of its products sold through other channels, such as mass retailers or specialty stores, as it enables the Company to improve many of its other product categories, such as hair color, hair care, nail color, nail care and skin care. The presence of regional brands internationally provides the Company with broader brand, geographic coverage and retail diversification beyond large volume retailers, among others.
Additionally, the Company maintains many brand-specific websites, such as www.revlon.com, www.elizabetharden.com, www.almay.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Elizabeth Arden, Almay, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites features product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other marketing, advertising and promotional campaigns. The Company sells direct-to-consumer on-line through its elizabetharden.com website and, in 2018, launched direct-to-consumer on-line selling capabilities through its americancrew.com and juicycouturebeauty.com websites.

REVLON, INC. AND SUBSIDIARIES

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
The Company operates an extensive research and development facility in Edison, New Jersey for products under brands such as Revlon, Almay and Elizabeth Arden. The Company also has research facilities for its professional products in the U.S. (in California and Florida), Spain and Mexico. The scientists at these various facilities are responsible for performing all of the Company’s research and development activities for new products, ideas, concepts and packaging. The Company’s package development and engineering function is also part of the greater research and development organization and fosters a strong synergy of package and formula development, which is integral to a product’s success. The research and development group performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.
As of December 31, 2018, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control.

Manufacturing and Related Operations and Raw Materials
During 2018, the Company’s products were primarily produced at the Company’s facilities in the U.S. (North Carolina and Florida), South Africa, Spain, Italy and Mexico, and at third-party facilities around the world. A significant portion of Elizabeth Arden products were also produced by third-party suppliers and contract manufacturers in the U.S. and Europe.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and operate more efficiently. The Company purchases raw materials and components throughout the world, and continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, utilizing its purchasing capacity to optimize cost reductions. The Company’s global sourcing strategy for materials and components from qualified vendors is also designed to ensure that the Company maintains a continuous supply of high-quality raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.
As previously disclosed, the Company's 2018 net sales were negatively impacted by service level disruptions that occurred at the Company's Oxford, N.C. manufacturing facility resulting from the Company's launch of a new SAP enterprise resource planning ("ERP") system. This launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and caused the Company to incur substantial costs during 2018 to remediate the decline in customer service levels. As of December 31, 2018, the Oxford, N.C. manufacturing facility was operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally. (See Item 1A. "Risk Factors - The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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

REVLON, INC. AND SUBSIDIARIES

United States. Net sales in the U.S. accounted for approximately 48% of the Company's 2018 net sales, which were made in multiple channels, including mass and prestige retail, e-commerce sites and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. The Elizabeth Arden and Red Door trademarks are also licensed to a third party for the operation of the Elizabeth Arden Red Door Spa beauty salons and spas. As of December 31, 2018, 9 of such licenses were in effect for 16 categories of beauty and fashion-related products and services. Pursuant to such licenses, the Company retains strict control over product design and development, product and service quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time-to-time.
The Company sells its products through the mass retail channel, prestige retailers, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. In 2018, the Company launched direct-to-consumer on-line selling capabilities to its elizabetharden.com website. Retail merchandisers maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. Products for use in professional salons are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 52% of the Company's 2018 net sales. The three countries outside the U.S. with the highest net sales were Canada, Spain and Australia which together accounted for approximately 13% of the Company's 2018 net sales. The Company distributes its mass retail products, prestige products and fragrances through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department and specialty stores, one-stop shopping beauty retailers, perfumeries, boutiques, travel retailers and distributors. Products for use in professional hair and nail salons are sold directly to the salons by the Company's direct sales force in countries where it has operations and through wholesale beauty supply distributors in other countries outside the U.S.
At December 31, 2018, the Company actively sold its products through wholly-owned subsidiaries established in approximately 25 countries outside of the U.S., as well as through joint ventures in Asia and the Middle East, and through a large number of independent distributors and licensees elsewhere around the world.

Customers
The Company's principal customers for its mass retail products, prestige products and fragrances include large volume retailers and chain drug stores, including well-known retailers such as Walmart, CVS, Target, Kohl’s, Walgreens, TJ Maxx and Marshalls, department stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom in the U.S.; Shoppers DrugMart in Canada; A.S. Watson & Co. retail chains in Asia Pacific and Europe; Walgreens Boots Alliance in the U.S. and the U.K.; Debenhams and Superdrug Stores in the U.K.; as well as a range of specialty stores, perfumeries and boutiques such as The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various international and travel retailers such as Nuance, Heinemann and World Duty Free throughout various international regions.
The Company's principal customers for its professional products include Beauty Systems Group, Salon Centric and Ulta Salon, Cosmetics & Fragrance, as well as individual hair and nail salons and other distributors to professional salons.
As is customary in the industry, none of the Company’s customers is under an obligation to continue purchasing products from the Company in the future.
Walmart and its affiliates worldwide accounted for approximately 15% of the Company's 2018 consolidated net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. Risk Factors - "The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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

•
leveraging e-commerce, social media and mobile commerce initiatives and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase the Company's products both on-line and in brick and mortar outlets;

•	maintaining an effective sales force and distributor network; and

•	obtaining and retaining sufficient retail display and floor space, optimal in-store positioning and effective presentation of its products on-shelf.
The Company competes in selected product categories against numerous multi-national manufacturers, as well as with expanding private label and store-owned brands, particularly in the mass retail channel. In addition to products sold in large volume retailers, distributors, wholesalers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, e-commerce sites, perfumeries and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc., Avon Products, Inc. & New Avon LLC, Coty Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Unilever PLC/Unilever N.V., Beiersdorf AG, Chanel S.A., L Brands, Inc., AmorePacific Corporation, Johnson & Johnson, LG Household & Healthcare, Natura & Co., Colgate-Palmolive Company, Puig, Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG, Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Boots UK Limited, e.l.f. Beauty, Inc. The Company also competes to a growing extent against e-commerce focused micro-beauty brands, such as Glossier, Inc., NYX Cosmetics and Urban Decay Cosmetics (both acquired by L'Oréal), Anastasia Beverly Hills, Sigma Beauty, Benefit Cosmetics LLC (a subsidiary of LVMH), BECCA, Inc, and Too Faced Cosmetics, LLC (both acquired by Estée Lauder). (See Item 1A. "Risk Factors - Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. The Company’s significant trademarks include: (i) in the Company’s Revlon segment, Revlon, Revlon ColorStay, Revlon ColorSilk, Revlon PhotoReady, Revlon Super Lustrous and Revlon Professional; (ii) in the Company’s Elizabeth Arden segment, Elizabeth Arden, Prevage, Eight Hour, SuperStart, Visible Difference, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Always Red, Elizabeth Arden White Tea and Elizabeth Arden Green Tea; (iii) in the Company’s Portfolio segment, Almay, Almay Smart Shade, American Crew, CND, CND Shellac Luxe, CND Vinylux, SinfulColors, Pure Ice, Mitchum, Cutex, Intercosmo, Orofluido, Creme of Nature, Gatineau and Natural Honey; and (iv) in the Company’s Fragrances segment, owned marks such as Curve, Giorgio Beverly Hills, Charlie, Halston, Jean Naté, Untold, and White Diamonds, as well as licensed trademarks such as Juicy Couture, Britney Spears, Elizabeth Taylor, John Varvatos, Christina Aguilera, Ed Hardy, Lucky Brand, Alfred Sung, Jennifer Aniston, Mariah Carey, Geoffrey Beene, La Perla, AllSaints and Wildfox. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging and/or manufacture of a number of the Company’s products, including, among others, Revlon Age Defying cosmetics, Almay Smart Shade makeup, Revlon ColorSilk hair color, the Prevage skin care line, Mitchum anti-perspirant deodorants, CND Shellac Luxe nail color systems and CND Vinylux nail polishes. The Company considers its proprietary technology and patent protection to be important to its business.

REVLON, INC. AND SUBSIDIARIES

The Company files patents in the ordinary course of business on certain of the Company’s new technologies. Utility patents in the U.S. are enforceable for at least 20 years and international patents are enforceable for 20 years. The patents that the Company currently has in place expire at various times between 2019 and 2036 and the Company expects to continue to file patent applications on certain of its technologies in the ordinary course of business.

Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See "Risk Factors - The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Employees
As of December 31, 2018, the Company employed approximately 7,300 people, of which approximately 19% were covered by collective bargaining agreements. The Company's total employee population includes the impacts of integration initiatives in connection with the EA Integration Restructuring Program and the 2018 Optimization Program (as hereinafter described), including the impacts of insourcing efforts. The Company believes that its employee relations are satisfactory.

Available Information
The public may access materials that the Company files with the Securities and Exchange Commission ("SEC"), including, without limitation, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, on the SEC's website at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are also available free of charge on the Company's Internet website at http://www.revloninc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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
Revlon is a holding company with no business operations of its own. Revlon's only material asset is all of the outstanding capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, through which Revlon conducts its business operations. As such, Revlon's net income has historically consisted predominantly of its equity in the net loss of Products Corporation, which for 2018 and 2017 was $289.1 million and $178.7 million, respectively (in each case excluding $6.3 million and $6.6 million, respectively, in expenses primarily related to Revlon being a public holding company). Revlon is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon’s Board of Directors.

REVLON, INC. AND SUBSIDIARIES

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
Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2018 the Company’s total indebtedness was $3,142.5 million (or $3,085.1 million net of discounts and debt issuance costs), including: (i) $450 million in aggregate principal amount of its 6.25% Senior Notes; (ii) $500 million in aggregate principal amount of its 5.75% Senior Notes; (iii) $293.5 million of secured indebtedness under Tranche A of its 2016 Revolving Credit Facility; (iv) $41.5 million of secured indebtedness under Tranche B of its 2016 Revolving Credit Facility; (v) $1,759.5 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (vi) $88.3 million in aggregate principal amount of secured indebtedness under its 2018 Asset-Based Term Facility; and (vii) $9.7 million in aggregate principal amount of other indebtedness. In addition, as of such date Products Corporation would have had the ability to incur an additional $96.4 million of secured indebtedness under its 2016 Revolving Credit Facility. If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")
The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s profitability and cash flow will be insufficient to meet required payments of principal and interest under Products Corporation’s various debt instruments, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its various debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•
limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of executing the Company’s business initiatives, future working capital, capital expenditures, advertising, promotional and/or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, and related integration costs, investments, restructuring programs and other general corporate purposes;

•
requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow necessary for executing the Company’s business initiatives and for other general corporate purposes;

REVLON, INC. AND SUBSIDIARIES

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

Tranche B under the 2016 Revolving Credit Facility matures no later than April 2020; the 5.75% Senior Notes mature in February 2021; the 2018 Asset-Based Term Facility matures in July 2021; Tranche A under the 2016 Revolving Credit Facility matures no later than September 2021; the 2016 Term Loan Facility matures no later than September 2023; and the 6.25% Senior Notes mature in August 2024. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the 2018 Asset-Based Term Agreement, the Senior Notes Indentures, any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").
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

The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements, the 2018 Asset-Based Term Agreement and Products Corporation's Senior Notes Indentures, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to certain exceptions) to, among other things:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on stock or purchase stock;

•	sell assets and use the proceeds from such sales;

•	enter into certain transactions with affiliates;

REVLON, INC. AND SUBSIDIARIES

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
Certain breaches under the 2016 Credit Agreements, the 2018 Asset-Based Term Agreement and/or the Senior Notes Indentures would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Asset-Based Term Facility and/or the Senior Notes Indentures would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. In addition, holders of the Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements and the 2018 Asset-Based Term Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities or the 2018 Asset-Based Term Facility or to repay, repurchase or redeem, in full or in part, the Senior Notes.
Events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such events may include decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those for pension expense under its benefit plans, restructuring programs and related severance expenses, acquisitions and related integration costs, capital expenditures, costs related to litigation, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the Company's anticipated level of expenses.
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
If Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the requirements of the 2016 Credit Agreements would constitute an event of default under such agreements, which, under certain circumstances, would permit the bank lenders to accelerate the repayment of the 2016 Senior Credit Facilities, and, under certain circumstances, would constitute an event of default under the 2018 Asset-Based Term Agreement and the Senior Notes Indentures. An event of default under the Senior Notes Indentures would permit the respective Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the respective Senior Notes. An event of default under the 2018 Asset-Based Term Agreement, under certain circumstances, would permit the bank lenders to accelerate the repayment of such facility.
Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities, the 2018 Asset-Based Term Facility and/or its Senior Notes, it may be unable to refinance or restructure the payments on such debt. Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities and/or the 2018 Asset-Based Term Facility, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under

REVLON, INC. AND SUBSIDIARIES

the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on Products Corporation's borrowing capacity under the 2016 Revolving Credit Facility and the 2018 Asset-Based Term Facility may affect the Company's ability to finance its operations.

At December 31, 2018, Products Corporation had $335 million outstanding under the 2016 Revolving Credit Facility and $88.3 million outstanding under the 2018 Asset-Based Term Facility. While the 2016 Revolving Credit Facility provides for up to $441.5 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.

While the 2018 Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018, the 2018 Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland, subject to certain customary availability reserves.
Under the 2016 Revolving Credit Facility and the 2018 Asset-Based Term Facility, if the value of the Company's eligible assets is not sufficient to support the full borrowing base under the respective facility, Products Corporation will not have complete access to the entire commitment available under such facilities, but rather would have access to a lesser amount as determined by the borrowing base.
The Borrowers must prepay loans under the 2018 Asset-Based Term Facility to the extent that outstanding loans exceed its borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the 2018 Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the 2018 Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.
As Products Corporation continues to manage its working capital (including its inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base), this could reduce the borrowing base under the 2016 Revolving Credit Facility and/or the 2018 Asset-Based Term Facility. Further, if Products Corporation borrows funds under the 2016 Revolving Credit Facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base. Likewise, subsequent changes in the value or eligibility of the assets within the borrowing base under the 2018 Asset-Based Term Facility could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base, which, unlike the 2016 Revolving Credit Facility, cannot be re-borrowed.
The Company’s ability to borrow under the 2016 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the agreements that govern the 2016 Senior Credit Facilities. Because of these limitations, the Company may not always be able to meet its cash requirements with funds borrowed under the 2016 Revolving Credit Facility and/or the 2018 Asset-Based Term Facility, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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
At December 31, 2018, the aggregate principal amount outstanding under the 2016 Term Loan Facility was $1,759.5 million, with the Company having liquidity position of $160.3 million, consisting of: (i) $87.3 million of unrestricted cash and cash equivalents; (ii) $96.4 million in available borrowing capacity under Products Corporation's 2016 Revolving Credit Facility; and less (iii) $23.4 million of outstanding checks.

REVLON, INC. AND SUBSIDIARIES

A substantial portion of Products Corporation's indebtedness is subject to floating interest rates.

A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2018, $2,145.2 million of Products Corporation’s total indebtedness, or approximately 70% of its total indebtedness, was subject to floating interest rates.
As of December 31, 2018, the entire $1,759.5 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. As of December 31, 2018, $293.5 million in aggregate principal amount outstanding under Tranche A of the 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.5% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). As of December 31, 2018, $41.5 million in aggregate principal amount outstanding under Tranche B of the 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 1.5%, 1.75% or 2.0%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 2.5%, 2.75% or 3.0%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). Under Tranches A and B of the 2016 Revolving Credit Facility, the applicable margin increases as average excess availability thereunder decreases. At December 31, 2018, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 2.803% and 5.5%, respectively.
If any of LIBOR, the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Asset-Based Term Facility and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2018, a 1% increase in LIBOR would increase the Company’s annual interest expense by $22.1 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

The Company currently expects that operating revenues, cash on hand, and funds available for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2019, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the EA Integration Restructuring Program and the 2018 Optimization Program); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade.
However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics and SinfulColors color cosmetics; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels

REVLON, INC. AND SUBSIDIARIES

where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program and the 2018 Optimization Program), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
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

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, weather conditions hampering delivery schedules, shortages of raw materials, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or

REVLON, INC. AND SUBSIDIARIES

components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Volatility in costs and disruption in the supply of materials and services could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company purchases raw materials, including essential oils, alcohols, chemicals, containers and packaging components, from various third-party suppliers. Substantial cost increases and the unavailability of raw materials or other commodities, as well as higher costs for energy, transportation and other necessary services have adversely affected and may continue to adversely affect the Company’s profit margins if it is unable to wholly or partially offset them, such as by achieving cost efficiencies in its supply chain, manufacturing and/or distribution activities. In addition, the Company purchases certain finished goods, raw materials, packaging and other components from single-source suppliers or a limited number of suppliers and if the Company is required to find alternative sources of supply, these new suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. Any significant disruption to the Company’s manufacturing or sourcing of products or raw materials, packaging and other components for any reason could interrupt and delay the Company’s supply of products to its retail customers. Also, the Company is continually looking for opportunities to provide essential business services in a more cost-effective manner.  In some cases, the Company outsources certain functions that it believes can be performed more efficiently by third parties, such as in the areas of IT, finance, tax and human resources. These third parties could fail to provide the expected level of services, provide them on a timely basis or to provide them at the expected fees. Such events, if not promptly remedied, could have a material adverse effect on the Company’s business, prospects, results of operation, financial condition and/or cash flows.

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

•
the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See also Item 1A. Risk Factors - "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.").

REVLON, INC. AND SUBSIDIARIES

•	the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates;

•	the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and/or

•
delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products or raw materials, as the case may be, displays or display walls in connection with launching new products, such as due to inclement weather conditions or other delays or difficulties (such as those discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows"), could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.

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

The Company is a multinational company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum. In March 2017, the U.K. government invoked Article 50 of the Treaty on the European Union and the U.K. is scheduled to leave the European Union in March 2019. The "Brexit" process has created significant ongoing uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for the governments of other European Union member states to consider withdrawal from the European Union. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which European Union laws to replace or replicate as the withdrawal process proceeds, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity, restrict the Company’s access to capital and make regulatory compliance and the distribution, sourcing, manufacturing and sales and marketing of the Company’s products more difficult or costly. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. Similar adverse consequences could occur if regions such as Catalonia, where the Company's Spain businesses are headquartered, eventually succeed in withdrawing from their parent country. Approximately 4% of the Company's net sales are in the U.K. and approximately 17% of the Company's net sales are in the remainder of the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

REVLON, INC. AND SUBSIDIARIES

The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Walmart and its affiliates worldwide accounted for approximately 15% and 16% of the Company’s worldwide net sales for 2018 and 2017, respectively. The Company expects that, for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.
The loss of Walmart and/or one or more of the Company's other customers that account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among such customers, retail store closures in response to the growth in retail sales through e-commerce channels, inventory management by these customers, changes in pricing, marketing, advertising and/or promotional strategies by such customers or space reconfigurations by the Company's customers or any significant decrease in the Company's display space, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

The beauty industry is highly competitive. The Company competes primarily by:

•	developing quality products with innovative performance features, shades, finishes, components and packaging;

•	educating consumers, retail customers and salon professionals about the benefits of the Company’s products both on-line and in brick and mortar retail outlets;

•	anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including as to the timing of new product introductions and line extensions;

•	offering attractively priced products relative to the product benefits provided;

•	maintaining favorable brand recognition;

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

REVLON, INC. AND SUBSIDIARIES

•	providing strong and effective advertising, promotion, marketing, social media, influencer and merchandising support;

•
leveraging e-commerce, social media and mobile commerce initiatives and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase the Company's products both on-line and in brick and mortar retail outlets;

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
In addition to competing with expanding private label and store-owned brands, the Company competes against a number of multi-national manufacturers, some of which are larger and have substantially greater resources than the Company, and which may therefore have the ability to spend more aggressively than the Company on new business acquisitions, research and development activities, technological advances to evolve in their e-commerce capabilities and advertising, promotional, social media influencer and/or marketing activities and have more flexibility than the Company to respond to changing business and economic conditions.
Additionally, the Company's major customers periodically assess the allocation of display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company's products, if, for example, the Company's marketing, promotional, advertising and/or pricing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base, fail to engender the desired consumption of the Company's products by consumers and/or fail to sustain productive levels of consumption dollar share and/or the rate of purchases by the Company's consumers are not as high as the Company anticipates. Among the factors used by the Company’s major customers in assessing the allocation of display space is a brand’s share of the color cosmetics category. The Company's color cosmetics brands have experienced, over time, year-over-year declines in their share of the color cosmetics category in the U.S. and it is possible that the Company may continue to experience further share declines. Further declines in the Company's share for one or more of its principal brands, including with respect to the Company’s Almay brand, could, among other things, contribute to the additional loss of display space and/or decreased revenues. Any significant loss of display space could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company's Fragrances segment depends on various brand licenses and distribution arrangements for a significant portion of its sales, and the loss of one or more of these licenses or distribution arrangements could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company’s rights to market and sell certain of its prestige fragrance brands are derived from licenses and other distribution arrangements from unaffiliated third parties and such business is dependent upon the continuation and renewal of such licenses and distribution arrangements on terms favorable to the Company. Each license is for a specific term and may have optional renewal terms. In addition, such licenses and distribution arrangements may be subject to the Company satisfying required minimum royalty payments, minimum advertising and promotional expenditures and satisfying minimum sales requirements. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement. The loss of one or more of these licenses or other significant distribution arrangements, renewal of one or more of these arrangements on less than favorable terms, the failure to renew one or more of these arrangements and/or difficulties in finding replacement brand licenses for terminated or expired licenses could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The success of the Company's Fragrances segment depends, in part, on the demand for heritage and designer fragrance products. A decrease in demand for such products, or the loss or infringement of any intellectual property rights, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company's Fragrances segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of Juicy Couture, Britney Spears, Elizabeth Taylor, John Varvatos, Christina Aguilera, Ed Hardy, Lucky Brand, Mariah Carey, Geoffrey Beene, La Perla, AllSaints and Wildfox. In 2018, the Company's Fragrances segment derived approximately 62% of its net sales from heritage and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation. The Company also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that the Company licenses, the value of such brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and

REVLON, INC. AND SUBSIDIARIES

the value of the impacted brands could decrease materially, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency exchange fluctuations, foreign currency controls, government-mandated pricing controls, duties, tariffs and/or other trade measures, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and the value of its foreign assets.

As of December 31, 2018, the Company had operations based in 25 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (such as China), Australia, Canada, Eastern Europe (such as Russia), Mexico, South Africa and South America (such as Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include hyperinflation, foreign currency devaluation, tariffs, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
The U.S. and the other countries in which the Company’s products are manufactured or sold have imposed and may impose additional duties, tariffs and other retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect the cost and availability of materials that the Company uses to manufacture and package its products and the sale of finished products. For example, the E.U. recently imposed tariffs on certain beauty products imported from the U.S., which would impact the sale in the E.U. of certain of the Company’s more prestige products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China would impact any materials that the Company imports for use in manufacturing or packaging in the U.S. Measures that the Company could be required to take to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of the Company’s sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase the Company’s costs and delay the Company’s time to bring its products to shelf. Other governmental actions related to tariffs or international trade agreements have the potential to adversely impact demand for the Company’s products, production costs, retail customers and suppliers. These risks, which could increase the Company’s costs and reduce the Company’s net sales and profitability, could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
These risks and limitations could also affect the ability of the Company's foreign subsidiaries to obtain sufficient capital to conduct their operations in the ordinary course of business. Limitations and the difficulties that certain of the Company's foreign subsidiaries may experience on the free flow of funds to and from these foreign subsidiaries could restrict the Company's ability to respond timely to challenging business conditions or changes in operations, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company's net sales outside of the U.S. for each of 2018 and 2017 represented approximately 52% and 51% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates positively affected the Company's results of operations and the value of the Company's foreign net assets in 2018; however, they may adversely affect the Company's results of operations and the value of the Company's foreign net assets in future periods, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation may, from time to time, enter into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts may, from time to time, be entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2018, the notional amount of Products Corporation's foreign currency forward exchange contracts was nil. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Berlin, Germany; Nice, France; Orlando, Florida; Istanbul, Turkey; Brussels, Belgium; Paris, France; Benghazi, Libya; Madrid, Spain; and London, England), attempted terrorist attacks, military responses to

REVLON, INC. AND SUBSIDIARIES

terrorist attacks, other military actions and/or civil unrest such as that occurring in France, the Ukraine, Venezuela, Turkey, Syria, Iraq and surrounding areas, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company’s business is subject to numerous laws, regulations and trade policies. The Company is subject to regulation by the FTC and the FDA in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company's Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, whether due to changes in applicable laws or regulations or evolving interpretations and enforcement policies by regulatory authorities, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Any violation of the U.S. Foreign Corrupt Practices Act or other similar foreign anti-corruption laws could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

A significant portion of the Company’s revenue is derived from operations outside the U.S. and the Company has significant facilities outside the U.S., which exposes the Company to complex foreign and U.S. regulations inherent in conducting international business transactions. The Company is subject to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and other similar foreign anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business and other types of improper payments. While the Company’s employees and agents are required to comply with these laws and the Company has developed policies and procedures to facilitate compliance with such laws, there is no assurance that the Company’s policies and procedures will prevent all violations of these laws, despite the Company’s long-standing commitment to conducting its business and achieving its objectives by maintaining the highest level of ethical standards and legal compliance. The SEC and the U.S. Department of Justice, and their foreign counterparts, have continued to increase their enforcement activities with respect to the FCPA and similar foreign anti-corruption laws and any violation of these laws or allegations of such may result in severe criminal and civil sanctions, as well as other substantial costs and penalties, any of which could have a material adverse effect the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Disruptions to the Company's information technology systems could disrupt the Company's business operations which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. Disruptions to the Company's information technology systems, including any disruptions to the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience

REVLON, INC. AND SUBSIDIARIES

interruptions in its ability to service its customers. Any such damage or interruption could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
In addition, as part of the Company's normal business activities, the Company collects and stores certain confidential information, including personal information with respect to customers, consumers and employees, as well as information related to intellectual property, and the success of its e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. The Company may share some of this information with vendors who assist the Company with certain aspects of its business. Moreover, the success of the Company’s e-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of the Company or its vendors to maintain the security of this confidential data and personal information, including via the penetration of the Company’s network security (or those if its vendors) and the misappropriation of confidential and personal information, could result in business disruption, damage to the Company’s reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees, consumers and customers and cause other competitive disadvantages. In addition, a security or data privacy breach could require the Company to expend significant additional resources to enhance its information security systems and could result in a disruption to the Company’s operations. Furthermore, third parties, such as the Company’s suppliers and retail customers, may also rely on information technology and be subject to such cybersecurity breaches. These breaches may negatively impact their businesses, which could in turn disrupt the Company’s supply chain and/or the Company’s business operations. Due to the potential significant costs, business disruption and reputational damage that typically accompany a cyberattack or cybersecurity breach, any such event could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company’s information technology systems, or those of its third-party service providers, may be accessed by unauthorized users such as cyber criminals as a result of a disruption, cyberattack or other security breach. Cyberattacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives. Such cyberattacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails.  As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of the Company’s information technology systems or infrastructure, or those of its third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. In addition, like most major corporations, the Company's information systems are a target of cyberattacks and although the incidents that the Company has experienced to date have not had a material effect, if the Company suffers a material loss or disclosure of confidential information as a result of a breach of its information technology systems, including those of its third-party service providers, the Company may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Further, the Company is subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. As of May 2018, the European privacy regulation General Data Protection Regulation (“GDPR”) went into effect, strengthening and expanding the rules pertaining to how organizations are required to handle the personal data of individuals located in the EU at the time the data is collected. GDPR establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of the Company’s worldwide revenue. In addition, the State of California recently enacted a data privacy law applicable to entities serving or employing California residents (the “CCPA”) that will require compliance by January 2020. The GDPR, the CCPA and other changes in federal, state and foreign laws, rules or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require the Company to evaluate its current operations, information technology systems and data handling practices and to implement enhancements and adaptations where necessary to comply with these new laws, rules and regulations, which could greatly increase the Company’s operational costs or require the Company to adapt certain operations or activities to comply with the stricter regulatory requirements. The Company's inability to comply with such laws, rules, regulations, guidelines and principles or to quickly adapt the Company's practices to reflect them as they develop, could potentially subject the Company to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

REVLON, INC. AND SUBSIDIARIES

Difficulties in implementing the Company’s new ERP system have disrupted the Company's business operations and have caused a material weakness in the Company’s internal control over financial reporting. If the Company is unable to remediate the material weakness in its internal control over financial reporting, it may negatively impact the Company’s ability to prepare its future financial statements in conformity with U.S. GAAP. If the Company experiences ongoing disruptions with such implementation and/or is unable to remediate the material weakness in the future, such events could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company is implementing a new company-wide SAP enterprise resource planning ("ERP") system, which subjects the Company to inherent risks associated with migrating from the Company's legacy systems to a new IT platform, including, without limitation:

•	the inability to fill customer orders accurately or on a timely basis, or at all;

•	increased demands on management and staff time to the detriment of other corporate initiatives;

•	significant capital and operating expenditures;

•	the inability to process payments to vendors accurately or in a timely manner;

•	disruption of the Company's internal control structure, as detailed below; and/or

•	the inability to fulfill federal, state and local reporting and filing requirements in a timely or accurate manner.

During February 2018, the Company launched the new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to several large retail customers in the U.S. Also, these ERP-related disruptions caused the Company to incur expedited shipping fees and other unanticipated expenses in connection with actions that the Company implemented to remediate the decline in customer service levels. The Company estimates that this ERP launch resulted in the Company being unable to fulfill product shipments representing approximately $64 million of net sales during 2018 and incurring $53.6 million of incremental charges in 2018, mainly related to actions that the Company implemented to remediate the decline in customer service levels. As of December 31, 2018, the Company's Oxford, N.C. manufacturing facility was operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally. If these disruptions occur in larger magnitudes or continue to persist over time, it would continue to negatively impact the Company’s ability to fulfill product shipments to customers and cause the Company to incur additional remediation costs, which in turn would continue to negatively impact the Company’s competitive position and its relationships with its customers.

As disclosed in Item 9A of this 2018 Form 10-K, the Company identified a material weakness in its internal control over financial reporting primarily related to the implementation of the Company’s new ERP system, as a result of which the Company concluded that its internal control over financial reporting was not effective. While the Company performed additional procedures to determine that its Consolidated Financial Statements included in this 2018 Form 10-K were prepared in accordance with U.S. GAAP and fairly present in all material respects the Company's financial condition, results of operations and cash flow for the periods presented, if the Company is unable to remediate this material weakness, it may be unable to prepare its future financial statements in conformity with U.S. GAAP. If the Company were unable to prepare its future financial statements in conformity with U.S. GAAP, such circumstances would expose the Company to potential events of default (if not cured or waived) under the financial and operating covenants contained in Products Corporation’s various debt instruments and cause the Company to seek any necessary consents, waivers or amendments from its lenders. Under such circumstances, Products Corporation faces the risk that it may not be able to obtain any such consents, waivers or amendments, that the terms of any such consents, waivers or amendments will be less favorable than the current terms of its indebtedness and/or Products Corporation may not be able to refinance its existing indebtedness to enable it to repay that indebtedness when it becomes due. See also Item 1.A Risk Factors - “Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt,” “Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors” and “Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.” Also, if the Company is unable to prepare its future financial statements in conformity with U.S. GAAP, it could result in damage to the Company’s reputation, financial obligations to third parties, regulatory proceedings and private litigation, any or all of which could result in additional business disruptions and the Company incurring potentially substantial costs.

Accordingly, if the Company experiences ongoing disruptions with the ERP implementation and/or is unable to remediate the material weakness in the future, such events could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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
The Company sells a substantial portion of its professional products to professional salon distributors and/or wholesalers. Products sold to these customers are meant to be used exclusively by salons and individual salon professionals or are sold exclusively to the retail consumers of these salons. Despite the Company’s efforts to prevent diversion of such products from these customers, incidents have occurred and continue to occur whereby the Company’s products are sold to sales outlets other than the intended salons and salon professionals, such as to general merchandise retailers or unapproved outlets. In some instances, these diverted products may be old, damaged or otherwise adulterated, which could damage or diminish the image, reputation and/or value of the Company’s brands. In addition, such diversion may result in lower net sales of the Company’s products if consumers choose to purchase diverted products and/or choose to purchase products manufactured or sold by the Company’s competitors because of any perceived damage or diminishment to the image, reputation and/or value of the Company’s brands.
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

The Company's inability to acquire or license additional fragrance brands or secure additional distribution arrangements and arrangements could have an adverse effect on the Company's net sales and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The success of the Fragrances segment depends in part upon the continued growth of its portfolio of owned, licensed and distributed brands, including expanding its geographic presence to take advantage of opportunities in developed and emerging regions. Efforts to increase sales of the Company's prestige fragrance portfolio and expand its geographic market presence depend upon a number of factors, including its ability to:

•	develop its fragrance brand portfolio through branding, innovation and execution;

•	identify and develop new and existing fragrance brands with the potential to become successful global brands;

•	innovate and develop new fragrance products that are appealing to consumers;

•	acquire or license additional fragrance brands or secure additional distribution arrangements and the Company's ability to obtain the required financing for these agreements and arrangements;

•	expand the Company's geographic presence to take advantage of opportunities in developed and emerging regions;

•	continue to expand the Company's distribution channels within existing geographies to increase trade presence, brand recognition and sales;

•	expand the Company's trade presence through alternative distribution channels, such as through e-commerce channels;

•	expand margins through sales growth, the development of higher margin products and overhead and supply chain integration and efficiency initiatives;

•	effectively manage capital investments and working capital to improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate new businesses successfully.
There can be no assurance that the Company can successfully achieve any or all of the above objectives in the manner or time period that it expects. Further, achieving these objectives will require investments, which may result in material short-term costs

REVLON, INC. AND SUBSIDIARIES

without generating any current net sales and the Company may not ultimately achieve its net sales objectives associated with such efforts. The future expansion of the Fragrances segment through acquisitions, new product licenses, e-commerce initiatives or other new product distribution arrangements, if any, will depend upon the ability to identify suitable brands to acquire, license or distribute and to obtain the required financing for these acquisitions, licenses or distribution arrangements or to launch or support the brands associated with these agreements or arrangements. The Company may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements on terms acceptable to the Company, or at all. In addition, the Company may decide to divest or discontinue certain brands or streamline operations and may incur costs and charges in doing so. The inability to acquire or license additional fragrance brands or secure additional distribution arrangements for the Fragrances segment (such as optimizing its e-commerce sales opportunities) and obtain the required financing for these agreements and arrangements could have an adverse effect on the Company’s net sales and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company's success depends, in part, on the quality, efficacy and safety of its products.

The Company's success depends, in part, on the quality, efficacy and safety of its products. If the Company's products are found or alleged to be defective or unsafe, or if they fail to meet customer or consumer standards, the Company's relationships with its customers or consumers could suffer, the appeal of one or more of the Company's brands could be diminished and the Company could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

The Company may not realize the cost reductions and other benefits that it expects from its 2018 Optimization Program which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company’s 2018 restructuring program, referred to as the “2018 Optimization Program,” is ongoing. The 2018 Optimization Program is designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. As a result of implementing the 2018 Optimization Program, the Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third-party expenses. The Company also expects to incur approximately $10 million of additional capital expenditures. The Company expects that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019 and it is currently projected to result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019. While implementation of the 2018 Optimization Program is well underway, the successful implementation of the program may present significant organizational challenges and, in some cases, may require successful negotiations with third parties. As a result, the Company may not be able to realize all of the anticipated cost reductions and benefits from the 2018 Optimization Program. Events and circumstances may occur that are beyond the Company’s control, such as delays caused by third parties and unexpected costs, that could result in the Company not realizing all of the anticipated cost reductions and benefits or the Company not realizing them on its expected timetable. In addition, changes in foreign exchange rates, commodity costs and/or in tax, labor or other laws may result in the Company not achieving the anticipated cost reductions and benefits, as measured in U.S. dollars. If the Company is unable to realize the 2018 Optimization Program’s cost reduction objectives and other benefits, the Company’s ability to fund other initiatives and enhance its profitability may be adversely affected. In addition, some of the actions that the Company is taking in furtherance of the 2018 Optimization Program may become a distraction for the Company’s managers and employees and may disrupt the Company’s ongoing business operations; cause deterioration in employee

REVLON, INC. AND SUBSIDIARIES

morale which may make it more difficult for the Company to retain or attract qualified employees; disrupt or weaken the Company’s internal control structures; and/or give rise to negative publicity which could affect the Company’s business reputation. If the Company is unable to successfully implement the 2018 Optimization Program, in whole or in part, in accordance with the Company’s expectations, it could adversely affect its business, prospects, results of operations, financial condition and/or cash flows. For additional information regarding the 2018 Optimization Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring charges and other, net.”

Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Product Corporation's 2016 Senior Credit Facilities, 2018 Asset-Based Term Facility and/or its Senior Notes and could have other consequences.

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
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under Products Corporation’s 2016 Credit Agreements, the 2018 Asset-Based Term Agreement and the Senior Notes Indentures. A change of control constitutes an event of default under the 2016 Credit Agreements and the 2018 Asset-Based Term Agreement that would permit Products Corporation's lenders to accelerate amounts outstanding under such facilities. In addition, holders of the Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.
Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities and the 2018 Asset-Based Term Facility and/or to repurchase or redeem some or all of the Senior Notes. (See also Item 1A. Risk Factors - "The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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

Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act made broad changes to the U.S. federal income tax code, including reducing the federal corporate income tax rate from 35% to 21%, imposing limitations on the Company's ability to deduct interest expense

REVLON, INC. AND SUBSIDIARIES

for tax purposes and reducing U.S. tax on qualified dividends received from non-U.S. subsidiaries, amongst many other complex provisions. The ultimate impact of such tax reforms may differ from the Company's current estimates due to changes in interpretations and assumptions made by the Company from the issuance of further regulations or guidance. As additional regulatory and interpretative guidance is issued, the Company may refine its analysis and make adjustments that differ from amounts initially recorded. Various uncertainties also exist in terms of how U.S. states and any foreign countries within which the Company operates will react to these U.S. federal income tax reforms. Any such developments could have a material impact on the Company's financial condition, results of operations and/or cash flows.

MacAndrews & Forbes has the power to direct and control the Company's business.

MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 85.8% of Revlon's outstanding Class A Common Stock on December 31, 2018. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon) and controls the vote on all matters submitted to a vote of Revlon’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2018, the Company's major manufacturing, research and development and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

Location	Segment(s)	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Revlon, Portfolio, Elizabeth Arden, Fragrances	Manufacturing, warehousing, distribution and office (a)	1,012,000
Jacksonville, Florida	Revlon, Portfolio	Manufacturing, warehousing, distribution and office (a) (b)	731,000
Salem, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	482,000
Roanoke, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	399,000
Mississauga, Canada	Revlon	Warehousing, distribution and office (leased)	195,000
Tarragona, Spain	Portfolio, Elizabeth Arden, Fragrances	Manufacturing, warehousing, distribution and office	175,000
Bologna, Italy	Revlon, Portfolio	Manufacturing, warehousing, distribution and office	137,000
Queretaro, Mexico	Portfolio, Elizabeth Arden	Manufacturing, warehousing, distribution and office	128,000
Canberra, Australia	Revlon	Warehousing and distribution	125,000
Edison, New Jersey	Revlon, Portfolio, Elizabeth Arden	Research and development and office (leased)	124,000
Rietfontein, South Africa	Revlon	Warehousing, distribution and office (leased)	118,000
Isando, South Africa	Revlon	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Revlon	Warehousing and distribution (leased)	92,000

(a)	Property subject to liens under the 2016 Credit Agreements.

(b)	Owned: 512,000 Sq. Ft.; Leased: 219,000 Sq. Ft.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease of the Company's executive offices in New York, New York (approximately 153,000 square feet) and the office lease in Cornella, Spain (approximately 89,000 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third-party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

REVLON, INC. AND SUBSIDIARIES

Item 3. Legal Proceedings
The Company is involved in various routine legal proceedings incidental to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. However, in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period. See Note 20, "Contingencies," to the Consolidated Financial Statements in this 2018 Form 10-K for further information.
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
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016, a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. After several rounds of amended complaints and corresponding motions to dismiss granted by the Court, plaintiffs voluntarily dismissed the appeal with prejudice on November 15, 2018. The matter is now concluded.
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

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)

PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Revlon’s only class of capital stock outstanding at December 31, 2018 is its Class A Common Stock. MacAndrews & Forbes, which is beneficially owned by Ronald O. Perelman, at December 31, 2018 beneficially owned 45,348,321 shares of Revlon’s Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"). Revlon's only class of capital stock outstanding at December 31, 2018 is its Class A Common Stock. As a result, at December 31, 2018, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 85.8% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 85.8% of the voting power of Revlon’s capital stock. The remaining 7,519,640 shares of Class A Common Stock that were issued and outstanding at December 31, 2018 were owned by the public.
Revlon's Class A Common Stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "REV" principally in the U.S. on the FINRA Alternative Display Facility, the NYSE, the EDGX Exchange and the NASDAQ Intermarket Trading System, among others. At December 31, 2018, there were approximately 268 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2018 and 2017 by Revlon on its Class A Common Stock. The terms of the 2016 Credit Agreements and the Senior Notes Indentures currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, except in limited circumstances, which, in turn, limits Revlon's ability to pay dividends to its stockholders. See "Financial Condition, Liquidity and Capital Resources - Long Term Debt Instruments" and Note 10, "Long-Term Debt," in the Company’s Consolidated Financial Statements in this Form 10-K.
For information on securities authorized for issuance under the Company’s equity compensation plans, see "Item 12 - Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

Item 6. Selected Financial Data

Not applicable, as a smaller reporting company.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview of the Business
Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation"), and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation beneficially owned by Ronald O. Perelman.
Effective January 1, 2018, the Company operates in four brand-centric reporting segments that are aligned with its organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics; fragrances; skin care; hair color, hair care and hair treatments; beauty tools; men's grooming products; anti-perspirant deodorants; and other beauty care products.
For additional information regarding our business, see "Part 1, Item 1 - Business" in this 2018 Form 10-K.

Certain capitalized terms used in this 2018 Form 10-K are defined throughout this Item 7.

Overview of Net Sales and Earnings Results
Consolidated net sales in 2018 were $2,564.5 million, a $129.2 million decrease, or 4.8%, compared to $2,693.7 million in 2017. Excluding the $0.8 million favorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales decreased by $130.0 million, or 4.8%, during 2018. The XFX decrease in 2018 was primarily due to: a $90.1 million, or 8.3%, decline in Revlon segment net sales; a $67.6 million, or 11.7%, decline in Fragrances segment net sales; and a $26.4 million, or 4.5%, decline in Portfolio segment net sales; partially offset by a $54.1 million, or 12.5%, increase in Elizabeth Arden segment net sales.

Consolidated loss from continuing operations, net of taxes, in 2018 was $294.1 million, compared to consolidated loss from continuing operations, net of taxes, of $185.3 million in 2017. The $108.8 million increase in consolidated loss from continuing operations, net of taxes, in 2018 was primarily due to:

•	$93.9 million of lower gross profit, primarily due to lower net sales;

•	$34.3 million of unfavorable variance in foreign currency, resulting from $15.8 million in foreign currency losses during 2018, compared to $18.5 million in foreign currency gains during 2017;

•
a $26.8 million increase in interest expense, primarily due to higher average interest rates and higher borrowings under the 2016 Revolving Credit Facility, as well as higher debt balances resulting from the 2018 Asset-Based Term Facility entered into during the third quarter of 2018;

•
a $20.1 million loss, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period; and

•
a $7.2 million increase in non-cash impairment charges related to goodwill impairment of $18.0 million in 2018 related to the Mass Portfolio reporting unit within the Portfolio segment, compared to goodwill impairment of $10.8 million in 2017;

with the foregoing partially offset by:

•	a $39.0 million decrease in acquisition and integration costs;

•	$7.6 million of lower SG&A expenses, primarily driven by lower brand support expenses partially offset by higher costs related to permanent displays;

•
a $13.2 million decrease in restructuring charges primarily related to lower expenditures under the EA Integration Restructuring Program in 2018 compared to 2017, partially offset by additional restructuring charges related to the 2018 Optimization Program; and

•
a $19.6 million decrease in the provision for income taxes, primarily due to: (i) increased loss from continuing operations before income taxes, partially offset by the reduced benefit attributable to the U.S. tax rate change from 35% to 21% as

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

a result of the Tax Act; (ii) the mix and level of earnings; (iii) valuation allowances recorded in 2018; and (iv) other net changes resulting from the Tax Act, including (a) the U.S. tax on the Company's foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act and Tax Act guidance issued in 2018, (b) the limitation on interest deductions, and (c) the reduction in the Company's deferred tax liability resulting from its reassessment of permanently reinvested foreign earnings.

Net sales in 2018 were negatively impacted by service level disruptions that occurred at the Company's Oxford, N.C. manufacturing facility resulting from the launch of a new SAP enterprise resource planning ("ERP") system. See Part I, Item 1A. "Risk Factors - The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows" and "Difficulties in implementing the Company’s new ERP system have disrupted the Company's business operations and have caused a material weakness in the Company’s internal control over financial reporting. If the Company is unable to remediate the material weakness in its internal control over financial reporting, it may negatively impact the Company’s ability to prepare its future financial statements in conformity with U.S. GAAP. If the Company experiences ongoing disruptions with such implementation and/or is unable to remediate the material weakness in the future, such events could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows" for further information. This ERP launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and is estimated to have resulted in approximately $64 million of lower net sales and in the Company incurring $53.6 million of incremental charges in 2018, mainly related to actions that the Company implemented to remediate the decline in customer service levels. As of December 31, 2018, the Company's Oxford, N.C. manufacturing facility was operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally.

Recent Developments

Non-cash Impairment Charges
In conjunction with the Company's annual goodwill impairment testing, the Company recognized $18.0 million in goodwill non-cash impairment charges during the fourth quarter of 2018 related to the Mass Portfolio reporting unit within the Portfolio segment. See Note 7, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this 2018 Form 10-K for further information.

2018 Foreign Asset-Based Term Loan Credit Agreement
In July 2018, several subsidiaries of Products Corporation entered into an Asset-Based Term Loan Credit Agreement ("2018 Asset-Based Term Facility" and the "2018 Asset-Based Term Agreement," respectively) with Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"). The 2018 Asset-Based Term Facility provided the Company with a euro-denominated senior secured asset-based term loan in an aggregate principal amount of €77 million. The 2018 Asset-Based Term Agreement requires the maintenance of a borrowing base, calculated based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland. To the extent that loans outstanding under the 2018 Asset-Based Term Facility exceed the borrowing base, the borrowers must prepay loans, subject to certain conditions. See Note 10, "Long Term Debt," to the Consolidated Financial Statements in this 2018 Form 10-K for additional information regarding the 2018 Asset-Based Term Facility.

2018 Senior Line of Credit Facility
In June 2018, Products Corporation entered into a 2018 Senior Unsecured Line of Credit Agreement (the "2018 Senior Line of Credit Agreement") that provided Products Corporation with a $50 million senior unsecured line of credit facility (the "2018 Senior Line of Credit Facility") from MacAndrews & Forbes Incorporated, Revlon’s majority stockholder. The 2018 Senior Line of Credit Facility allowed Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matured on December 31, 2018. See Note 10, "Long Term Debt," to the Consolidated Financial Statements in this 2018 Form 10-K for additional information regarding the 2018 Senior Line of Credit Facility.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Classification of Argentina's Economy as Highly Inflationary
In May 2018, the International Practices Task Force of the Center for Audit Quality issued a discussion document reporting that Argentina's 3-year cumulative inflation rate exceeded 100%. As a result, Argentina was considered highly inflationary in accordance with U.S. GAAP by no later than June 30, 2018. Consequently, the Company began to account for the operations of its Argentinian affiliate as highly inflationary and treat the U.S. dollar as the functional currency of this affiliate, effective July 1, 2018. This change in functional currency did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures for the period ended December 31, 2018.

April 2018 Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement, as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches"). As a result of the Revolver Amendment, the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million. See Note 10, "Long Term Debt," to the Consolidated Financial Statements in this 2018 Form 10-K for additional information regarding the Revolver Amendment, as well as an updated description of Product Corporation's 2016 Senior Credit Facilities, after giving effect to the Revolver Amendment.

March 2019 Amendment to the 2016 Revolving Credit Facility
On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provides that the “Liquidity Amount” (defined in the 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended Revolving Credit Facility. Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurs if Products Corporation’s Liquidity Amount falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changes these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended Revolving Credit Facility. After entering into Amendment No. 2, on March 7, 2019 Products Corporation’s availability under the Amended Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended Revolving Credit Facility and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates, in each case until such time that Products Corporation’s availability under the Amended Revolving Credit Facility is equal to or exceeds the greater of $35 million and 10% of the maximum availability under the Amended Revolving Credit Facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments. See also Note 22, "Subsequent Events."

Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China within the Revlon segment effective December 31, 2013, the Company is reporting the results of its former China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. Unless otherwise stated, financial results discussed within the "Overview" and "Results of Operations" sections of this Item 7 refer only to continuing operations. See Note 3, "Discontinued Operations," to the Consolidated Financial Statements in this 2018 Form 10-K for further information.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Operating Segments

The Company operates in four reporting segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances:

•
Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; and Revlon in beauty tools.

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

•
Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; American Crew in men's grooming products (which are also sold direct-to-consumer on its americancrew.com website); CND in nail polishes, gel nail color and nail enhancements; Cutex in nail care products; Pure Ice in nail polishes; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a body care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are both sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.

•
Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), Britney Spears, Elizabeth Taylor, Curve, John Varvatos, Christina Aguilera, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, Paul Sebastian, Alfred Sung, Jennifer Aniston, Mariah Carey, Halston, Geoffrey Beene, La Perla, White Shoulders, AllSaints  and Wildfox.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations

Consolidated Net Sales:
Year-to-date results:
Consolidated net sales in 2018 were $2,564.5 million, a $129.2 million decrease, or 4.8%, compared to $2,693.7 million in 2017. Excluding the $0.8 million favorable FX impact, consolidated net sales decreased by $130.0 million, or 4.8%, during 2018. The XFX net sales decrease in 2018 was due primarily to: a $90.1 million, or 8.3%, decline in Revlon segment net sales; a $67.6 million, or 11.7%, decline in Fragrances segment net sales; and a $26.4 million, or 4.5%, decline in Portfolio segment net sales; partially offset by a $54.1 million, or 12.5%, increase in Elizabeth Arden segment net sales.

See "Segment Results" below for further information on net sales by segment.

Segment Results:
The Company's management evaluates segment profit for each of the Company's reportable segments. Effective January 1, 2018, the Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are now included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to income (loss) from continuing operations before income taxes, see Note 18, "Segment Data and Related Information," to the Consolidated Financial Statements in this 2018 Form 10-K.
The following tables provide a comparative summary of the Company's segment results for the periods presented. Prior period amounts have been restated to conform to the current period's presentation:

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2018	2017	$	%	$	%	2018	2017	$	%	$	%
Revlon	$998.3	$1,089.3	$(91.0)	(8.4)%	$(90.1)	(8.3)%	$129.6	$180.1	$(50.5)	(28.0)%	$(48.6)	(27.0)%
Elizabeth Arden	490.2	433.8	56.4	13.0%	54.1	12.5%	24.4	6.9	17.5	N.M.	18.4	N.M.
Portfolio	564.6	592.5	(27.9)	(4.7)%	(26.4)	(4.5)%	7.9	8.1	(0.2)	(2.5)%	0.1	1.2%
Fragrances	511.4	578.1	(66.7)	(11.5)%	(67.6)	(11.7)%	76.0	62.2	13.8	22.2%	14.1	22.7%
Total	$2,564.5	$2,693.7	$(129.2)	(4.8)%	$(130.0)	(4.8)%	$237.9	$257.3	$(19.4)	(7.5)%	$(16.0)	(6.2)%
(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful

Revlon Segment
Revlon segment net sales in 2018 were $998.3 million, a $91.0 million, or 8.4%, decrease, compared to $1,089.3 million in 2017. Excluding the $0.9 million unfavorable FX impact, total Revlon segment net sales in 2018 decreased by $90.1 million, or 8.3%, compared to 2017. This decrease was primarily driven by the segment's lower net sales due to the Oxford, N.C. facility service level disruptions, which resulted in approximately $54 million in lost net sales for the segment, in addition to consumption declines in North America for both Revlon color cosmetics and Revlon ColorSilk hair color, partially offset by higher sales of Revlon-branded hair care products, primarily in Asia.
Revlon segment profit in 2018 was $129.6 million, a $50.5 million, or 28.0%, decrease, compared to $180.1 million in 2017. Excluding the $1.9 million unfavorable FX impact, Revlon segment profit in 2018 decreased by $48.6 million, or 27.0%, compared to 2017. This decrease was primarily driven by the segment's lower net sales described above, partially offset by lower brand support expenses.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Segment
Elizabeth Arden segment net sales in 2018 were $490.2 million, a $56.4 million, or 13.0%, increase, compared to $433.8 million in 2017. Excluding the $2.3 million favorable FX impact, Elizabeth Arden net sales in 2018 increased by $54.1 million, or 12.5%, compared to 2017. This increase was primarily driven by the segment's higher net sales of Elizabeth Arden-branded skin care products, including Ceramide and Prevage, primarily internationally.

Elizabeth Arden segment profit in 2018 was $24.4 million, a $17.5 million increase, compared to $6.9 million in 2017. Excluding the $0.9 million unfavorable FX impact, Elizabeth Arden segment profit in 2018 increased by $18.4 million compared to 2017. This increase was primarily driven by the segment's higher net sales described above, partially offset by higher distribution costs, associated with the increased level of sales and geographic mix.
Portfolio Segment
Portfolio segment net sales in 2018 were $564.6 million, a $27.9 million, or 4.7%, decrease, compared to $592.5 million in 2017. Excluding the $1.5 million unfavorable FX impact, total Portfolio segment net sales in 2018 decreased by $26.4 million, or 4.5%, compared to 2017. This decrease was driven primarily by the segment's lower net sales of local and regional brands and lower net sales of Cutex nail care products, partially offset by higher net sales of Almay color cosmetics, following the relaunch of the brand in North America.
Portfolio segment profit in 2018 was $7.9 million, a $0.2 million, or 2.5%, decrease compared to $8.1 million in 2017. Excluding the $0.3 million unfavorable FX impact, Portfolio segment profit in 2018 increased by $0.1 million, or 1.2%, compared to 2017. This increase was primarily driven by the segment's lower brand support, cost of sales and distribution expenses, partially offset by lower net sales, as described above.
Fragrances Segment
Fragrances segment net sales in 2018 were $511.4 million, a $66.7 million, or 11.5%, decrease, compared to $578.1 million in 2017. Excluding the $0.9 million favorable FX impact, total Fragrances segment net sales in 2018 decreased by $67.6 million, or 11.7%, compared to 2017. This decrease was driven primarily by the segment's expiration of certain licenses in 2018, as well as lower net sales of other licensed fragrances within the mass retail channel.
Fragrances segment profit in 2018 was $76 million, a $13.8 million, or 22.2%, increase, compared to $62.2 million in 2017. Excluding the $0.3 million unfavorable FX impact, Fragrances segment profit in 2018 increased by $14.1 million, or 22.7%, compared to 2017. This increase was primarily driven by the realization of cost reductions, principally associated with insourcing production capabilities and lower brand support expenses, partially offset by the segment's lower net sales.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Year Ended December 31,		Change		XFX Change (a)
	2018	2017	$	%	$	%
Revlon
North America	$522.3	$581.7	$(59.4)	(10.2)%	$(59.3)	(10.2)%
International	476.0	507.6	(31.6)	(6.2)%	(30.8)	(6.1)%
Elizabeth Arden
North America	$135.6	$136.5	$(0.9)	(0.7)%	$(0.7)	(0.5)%
International	354.6	297.3	57.3	19.3%	54.8	18.4%
Portfolio
North America	$350.4	$337.9	$12.5	3.7%	$12.5	3.7%
International	214.2	254.6	(40.4)	(15.9)%	(38.9)	(15.3)%
Fragrances
North America	$345.9	$377.2	$(31.3)	(8.3)%	$(31.2)	(8.3)%
International	165.5	200.9	(35.4)	(17.6)%	(36.4)	(18.1)%
Total Net Sales	$2,564.5	$2,693.7	$(129.2)	(4.8)%	$(130.0)	(4.8)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in 2018 decreased by $59.4 million, or 10.2%, to $522.3 million, compared to $581.7 million in 2017. Excluding the $0.1 million unfavorable FX impact, Revlon segment net sales in North America in 2018 decreased by $59.3 million, or 10.2%, compared to 2017. This decrease was primarily due to the segment's lower net sales of Revlon color cosmetics as a result of the brand's consumption declines within the U.S. mass retail channel, as well as declines in net sales of Revlon ColorSilk hair color.

International

Internationally, Revlon segment net sales in 2018 decreased by $31.6 million, or 6.2%, to $476.0 million, compared to $507.6 million in 2017. Excluding the $0.8 million unfavorable FX impact, Revlon segment International net sales in 2018 decreased by $30.8 million, or 6.1%, compared to 2017. This decrease was driven primarily by the segment's lower net sales of Revlon color cosmetics, primarily resulting from the Oxford, N.C. facility service level disruptions, partially offset by higher net sales of Revlon-branded hair care products primarily in Asia.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in 2018 decreased by $0.9 million, or 0.7%, to $135.6 million, compared to $136.5 million in 2017. Excluding the $0.2 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in 2018 decreased by $0.7 million, or 0.5%, compared to 2017. This decrease was driven by the segment's lower net sales of Elizabeth Arden branded color cosmetics primarily due to retail store closures, as well as the anniversary of product innovation that benefited 2017, partially offset by higher net sales of the segment's skin care products, including Ceramide and Prevage.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Elizabeth Arden segment net sales in 2018 increased by $57.3 million, or 19.3%, to $354.6 million, compared to $297.3 million in 2017. Excluding the $2.5 million favorable FX impact, Elizabeth Arden segment International net sales in 2018 increased by $54.8 million, or 18.4%, compared to 2017. This increase was driven primarily by higher net sales of the segment's skin care products, including Ceramide and Prevage, primarily within the Company's Travel Retail business and Asia region, as well as higher net sales of Elizabeth Arden fragrance products, partially offset by net sales declines of Elizabeth Arden-branded color cosmetics products.

Portfolio Segment

North America

In North America, Portfolio segment net sales in 2018 increased by $12.5 million, or 3.7%, to $350.4 million, as compared to $337.9 million in 2017. This increase was primarily driven by the segment's higher net sales of Almay color cosmetics following the relaunch of the brand, as well as higher net sales of CND nail products, partially offset by the segment's lower net sales of Cutex nail care products.

International

Internationally, Portfolio segment net sales in 2018 decreased by $40.4 million, or 15.9%, to $214.2 million, compared to $254.6 million in 2017. Excluding the $1.5 million unfavorable FX impact, Portfolio segment International net sales decreased by $38.9 million, or 15.3%, in 2018, compared to 2017, primarily due to the segment's lower net sales of local and regional brands, as well as the Oxford, N.C. facility service level disruptions.

Fragrances Segment

North America

In North America, Fragrances segment net sales in 2018 decreased by $31.3 million, or 8.3%, to $345.9 million, as compared to $377.2 million in 2017. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America in 2018 decreased by $31.2 million, or 8.3%, compared to 2017. This decrease was primarily driven by the segment's expiration of certain licensed designer and celebrity fragrances, as well as lower net sales in the mass retail channel.

International

Internationally, Fragrances segment net sales in 2018 decreased by $35.4 million, or 17.6%, to $165.5 million, compared to $200.9 million in 2017. Excluding the $1.0 million favorable FX impact, Fragrances segment International net sales decreased by $36.4 million, or 18.1%, in 2018, compared to 2017, primarily due to the segment's expiration of certain licensed fragrance brands.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Gross profit	$1,447.5	$1,541.4	$(93.9)
Percentage of net sales	56.4%	57.2%	(0.8)%

Gross profit decreased by $93.9 million in 2018, as compared to 2017. Gross profit as a percentage of net sales (i.e., gross margin) in 2018 decreased by 0.8 percentage points, as compared to 2017. The drivers of the decrease in gross margin in 2018, as compared to 2017, primarily included:

•	the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility, which decreased gross margin by 1.9 percentage points;

•	higher sales allowances, which decreased gross margin by 0.8 percentage points; and

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•	higher inventory obsolescence reserves, which decreased gross margin by 0.5 percentage points;
with the foregoing partially offset by:

•	cost reductions associated with insourcing production capabilities, which increased gross margin by 0.8 percentage points;

•
additional inventory costs in 2017 related to the increase in the fair value of inventory acquired in the Elizabeth Arden Acquisition, that did not recur in 2018, resulting in an increase in gross margin of 0.6 percentage points; and

•lower sales returns, which increased gross margin by 0.6 percentage points.

Unfavorable sales volume decreased gross profit in 2018 by approximately $96 million, compared to 2017, with no impact on gross margin.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Year Ended December 31,
	2018	2017	Change
SG&A expenses	$1,460.5	$1,468.1	$(7.6)

SG&A expenses decreased by $7.6 million in 2018, compared to 2017, primarily driven by:

•	a $46.6 million decrease in brand support expenses driven partially by the re-phasing of certain marketing initiatives, primarily within the Revlon segment; and

•	lower general and administrative expenses of approximately $6 million, primarily driven by lower incentive compensation expense and lower travel expenses;
with the foregoing partially offset by:

•
higher amortization expense of approximately $19 million primarily attributable to the accelerated amortization of the Pure Ice intangible assets as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with its principal customer;

•	higher distribution costs of approximately $13.5 million, primarily due to geographic mix; and

•	higher product display costs of approximately $11.1 million, primarily within the Revlon segment.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Acquisition Costs	$—	$3.6	$(3.6)
Integration Costs	13.9	49.3	(35.4)
Total acquisition and integration costs	$13.9	$52.9	$(39.0)

The Company incurred $13.9 million of integration costs in 2018, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.
The Company incurred $52.9 million of acquisition and integration costs in 2017, primarily related to the Elizabeth Arden Acquisition.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Restructuring charges and other, net	$20.2	$33.4	$(13.2)

EA Integration Restructuring Program
During 2018, the Company recorded $10 million of charges related to restructuring and related actions under the EA Integration Restructuring Program. Of these charges: (a) $9.5 million were recorded in restructuring charges and included $9.4 million of severance and other personnel costs and $0.1 million in lease termination costs; and (b) $0.5 million were recorded in cost of sales.
The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. As of December 31, 2018, the Company had recognized a total of $82.2 million of pre-tax restructuring and related charges consisting of: (i) $72.2 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $63.9 million were paid through December 31, 2018, with substantially all of the remaining balance expected to be paid by the end of 2020.
2018 Optimization Program
During 2018, the Company announced a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. The Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges and approximately $10 million of additional capital expenditures. During 2018, the Company recorded approximately $5.7 million of pre-tax restructuring charges related to the 2018 Optimization Program, with substantially all of the balance to be recognized in 2019. Of these charges: (a) $4.5 million were recorded in restructuring charges; and (b) $1.2 million were recorded in SG&A. The Company expects that approximately 85% of the restructuring charges will be paid in cash, of which approximately $0.8 million were paid in 2018 and $25 million to $33 million are expected to be paid in 2019, with any remaining balance to be paid in 2020. The Company expects the 2018 Optimization Program to be substantially completed by December 31, 2019. The Company currently projects that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019.
For further information on EA Integration Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Consolidated Financial Statements in this 2018 Form 10-K.
During 2017, the Company recorded $33.4 million of charges primarily related to the EA Integration Restructuring Program.

Loss on disposal of minority investment:
The table below shows the Company's disposal of investment loss for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Loss on disposal of minority investment	$20.1	$—	$20.1
The $20.1 million loss on disposal of minority investment in the year ended December 31, 2018, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period. See Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Consolidated Financial Statements in this 2018 Form 10-K for further information.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Interest expense	$176.6	$149.8	$26.8
The $26.8 million increase in interest expense in 2018, as compared to 2017, was primarily due to higher average interest rates and higher borrowings under the 2016 Revolving Credit Facility, as well as higher debt balances resulting from the 2018 Asset-Based Term Facility entered into during the third quarter of 2018.

Please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 7 of this 2018 Form 10-K for further information.

Foreign currency losses (gains), net:
The table below shows the Company's foreign currency losses (gains), net for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Foreign currency losses (gains), net	$15.8	$(18.5)	$34.3
The $15.8 million in foreign currency losses, net, during 2018, compared to $18.5 million in foreign currency gains, net, during 2017, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

Provision for income taxes:
The table below shows the Company's provision for income taxes for the periods presented:

	Year Ended December 31,
	2018	2017	Change
Provision for income taxes	$2.2	$21.8	$(19.6)
The $19.6 million decrease in the Company's provision for income taxes in 2018, as compared to 2017, was primarily due to: (i) the increased loss from continuing operations before income taxes, partially offset by the reduced benefit attributable to the U.S tax rate change from 35% to 21% as a result of the Tax Act; (ii) the mix and level of earnings; (iii) valuation allowances recorded in 2018; and (iv) other net changes resulting from the Tax Act, including (a) the U.S. tax on the Company's foreign earnings under the GILTI provisions of the Tax Act and Tax Act guidance issued in 2018, (b) the limitation on interest deductions, and (c) the reduction in the Company's deferred tax liability resulting from its reassessment of permanently reinvested foreign earnings. See Note 15, "Income Taxes," to the Consolidated Financial Statements in this 2018 Form 10-K for further information on the impact of the Tax Act on the Company's provision for income taxes.
The Company's effective tax rate for the year ended December 31, 2018 was lower than the federal statutory rate of 21%, primarily due to valuation allowances recorded in 2018, partially offset by the impact of reducing the Company's deferred tax liability from its reassessment of permanently reinvested foreign earnings.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position. The ultimate realization of deferred tax assets is generally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis. In such event, management may be required to establish an additional valuation allowance against its deferred tax assets in future periods, which would materially increase the Company's tax expense in the period in which the allowance is recognized and would adversely impact the Company's results of operations and statement of financial condition in such period. Management will continue to monitor the circumstances that would require

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
See Item 1A. Risk Factors - "Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in this 2018 Form 10-K. See also Note 15, "Income Taxes," to the Consolidated Financial Statements in this 2018 Form 10-K for further information.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At December 31, 2018, the Company had a liquidity position of $160.3 million, consisting of: (i) $87.3 million of unrestricted cash and cash equivalents; (ii) $96.4 million in available borrowing capacity under Products Corporation's 2016 Revolving Credit Facility; and less (iii) $23.4 million of outstanding checks. Under the 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of December 31, 2018, all of the $96.4 million of availability under the 2016 Revolving Credit Facility was available as of such date.
In April 2018, Products Corporation entered into an amendment of the 2016 Revolving Credit Facility (the "Revolver Amendment"), as a result of which the borrowing base under the 2016 Revolving Credit Facility was increased to approximately $385 million. In June 2018, Products Corporation obtained the $50 million 2018 Senior Line of Credit Facility from MacAndrews & Forbes Incorporated, which matured on December 31, 2018. In July 2018, certain of the Company’s subsidiaries entered into the 2018 Asset-Based Term Agreement with Citibank, N.A., acting as administrative agent and collateral agent, which provides the Company with a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, which was fully drawn on the closing date. See Note 10, "Long Term Debt," to the Consolidated Financial Statements in this 2018 Form 10-K for information regarding the April 2018 Revolver Amendment to the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and the 2018 Asset-Based Term Agreement.
The Company's available liquidity as of February 28, 2019 was approximately $117.8 million, consisting of: (i) $67.6 million of unrestricted cash and cash equivalents (net of outstanding checks); and (ii) $50.2 million in available borrowing capacity under the 2016 Revolving Credit Facility (which had $352.6 million drawn at such date). The Company has continued to repatriate cash to the U.S. using tax-effective methods as part of continuing to effectively manage its working capital needs.
The Company’s foreign operations held $77.0 million out of its total $87.3 million in cash and cash equivalents as of December 31, 2018. The cash held by the Company’s foreign operations is primarily used to fund such operations. The Company regularly assesses its cash needs and the available sources of cash to fund these needs. As part of this assessment, the Company determines the amount of foreign earnings, if any, that it intends to repatriate to help fund its domestic cash needs, including for the Company’s debt service obligations, and pays applicable U.S. income and foreign withholding taxes, if any, on such earnings to the extent repatriated, and otherwise records a tax liability for the estimated cost of repatriation in a future period. During 2018, the Company continued to repatriate funds to the U.S. through the settlement of historical loans and payables due from certain foreign subsidiaries.
After giving effect to Amendment No. 2 to the Amended Revolving Credit Facility, the Company believes that it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries. Such cash resources will be further enhanced as the Company implements its 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives. See "Recent Developments" and Note 22, "Subsequent Events," for additional information regarding the maturity of the Tranche B and related information.
In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years and limitations on tax deductions for interest expense in 2018 and following years. The Company was not subject to the one-time transition tax due to its deficit in foreign earnings as of the applicable measurement dates. Additionally, the Company determined that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its current net operating loss position. Further, as a result of the Company’s anticipated net operating loss carryover to 2019, the Company expects that the Tax Act will not have a material impact on the Company's cash taxes or liquidity in 2019. As of December 31, 2018, the Company's accounting for the Tax Act is complete. See Note 15, "Income Taxes," to the Consolidated Financial Statements in this 2018 Form 10-K and Item 1A. Risk Factors - "Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in this 2018 Form 10-K for further information.

Changes in Cash Flows
As of December 31, 2018, the Company had cash, cash equivalents and restricted cash of $87.5 million, compared with $87.4 million at December 31, 2017. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(170.8)	$(139.3)
Net cash used in investing activities	(57.2)	(108.3)
Net cash provided by financing activities	233.1	136.9
Effect of exchange rate changes on cash and cash equivalents	(5.0)	11.3
Net increase (decrease) in cash, cash equivalents and restricted cash	0.1	(99.4)
Cash, cash equivalents and restricted cash at beginning of period	87.4	186.8
Cash, cash equivalents and restricted cash at end of period	$87.5	$87.4

Operating Activities
Net cash used in operating activities was $170.8 million and $139.3 million for 2018 and 2017, respectively. The increase in cash used in 2018, compared to 2017, was primarily driven by a higher net loss as a result of lower net sales and charges related to the effect of the Oxford, N.C. facility disruption, partially offset by favorable working capital changes compared to the prior year period.
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

Investing Activities
Net cash used in investing activities was $57.2 million and $108.3 million for 2018 and 2017, respectively, which was entirely comprised of capital expenditures. Capital expenditures in 2018 and 2017 included approximately $12.8 million and $40 million, respectively, for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by financing activities was $233.1 million and $136.9 million for 2018 and 2017, respectively.
Net cash provided by financing activities for 2018 primarily included:

•	$178.0 million of borrowings under the 2016 Revolving Credit Facility; and

•	$88.9 million of borrowings under the 2018 Asset-Based Term Facility;
with the foregoing partially offset by:

•	$18.0 million of repayments under the 2016 Term Loan Facility; and

•
$9.7 million of payment of financing costs incurred in connection with the 2018 Asset-Based Term Facility and the Amendment to the 2016 Revolving Credit Facility for $5.7 million and $4.0 million, respectively.

Net cash provided by financing activities for 2017 primarily included:

•	$157 million of borrowings under the 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$18 million of repayments under the 2016 Term Loan Facility.

Long-Term Debt Instruments
See discussion above regarding the April 2018 and March 2019 amendments to the 2016 Revolving Credit Facility, the 2018 Senior Line of Credit Facility and the 2018 Asset-Based Term Facility. See also Note 10, "Long Term Debt," to the Consolidated Financial Statements in this 2018 Form 10-K for information regarding these facilities, as well as for information regarding Products Corporation’s 2016 Term Loan Facility, 2016 Revolving Credit Facility (as amended), 6.25% Senior Notes and 5.75% Senior Notes.

Recent Debt Transactions
The Company completed the following debt transactions during 2018:
2018 Foreign Asset-Based Term Loan Credit Agreement
In July 2018, Revlon Holdings B.V. (the "Dutch Borrower"), a wholly owned indirect foreign subsidiary of Products Corporation, Revlon Finance LLC, a wholly owned direct subsidiary of the Dutch Borrower (the "U.S. Co-Borrower" and, together with the Dutch Borrower, the "Borrowers"), the other loan parties, the lenders party thereto and Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"), entered into a 2018 Foreign Asset-Based Term Loan Credit Agreement (the "2018 Asset-Based Term Facility" and the "2018 Asset-Based Term Agreement," respectively) and related guarantee and security agreements.

Principal and Maturity: The 2018 Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018. The 2018 Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to €43 million, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2018 Asset-Based Term Facility are being used for working capital and other general corporate purposes. The 2018 Asset-Based Term Facility matures on July 9, 2021.

The 2018 Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of monthly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2018 Asset-Based Term Facility is based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the "Borrowing Base Guarantors" and, together with the Borrowers, the "Loan Parties"). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the Agent.

Guarantees and Security: The 2018 Asset-Based Term Facility is guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each Borrowing Base Guarantor (not including Revlon or Products Corporation) on a limited recourse basis (the "Parent Guarantors"). The obligations of the Loan Parties and the Parent Guarantors under the 2018 Asset-Based Term Facility are secured by first-ranking pledges of the equity of each Loan Party, the inventory and accounts receivable of the Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2018 Asset-Based Term Facility) and certain other material assets of the Borrowing Base Guarantors. The 2018 Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest is payable on each interest payment date as set forth in the 2018 Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the 2018 Asset-Based Term Facility at a rate per annum equal to the EURIBOR rate plus an applicable margin equal to 6.50%. The Borrowers are obligated to pay certain fees and expenses in connection with the 2018 Asset-Based Term Facility, including a fee payable to Citibank, N.A. for its services as Agent. Voluntary prepayments and certain mandatory prepayments of the loans under the 2018 Asset-Based Term Facility made prior to January 9, 2019 were subject to a 1.0% premium. Loans under the 2018 Asset-Based Term Facility may be prepaid without premium or penalty after January 9, 2019.

Affirmative and Negative Covenants: The 2018 Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The Parent Guarantors are subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The 2018 Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.

Prepayments: The Borrowers must prepay loans under the 2018 Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the 2018 Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the 2018 Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

During 2018, the Company incurred approximately $5.7 million of fees and expenses in connection with consummating the 2018 Asset-Based Term Facility, which were capitalized and are being amortized over the remaining term of the 2018 Asset-Based Term Facility using the effective interest method. The aggregate principal amount outstanding under the 2018 Asset-Based Term Facility at December 31, 2018 was $88.3 million.

2018 Senior Line of Credit Facility
In June 2018, Products Corporation entered into a 2018 Senior Unsecured Line of Credit Agreement (the "2018 Senior Line of Credit Agreement") providing Products Corporation with a $50 million senior unsecured line of credit (the "2018 Senior Line of Credit Facility") from MacAndrews & Forbes Incorporated, Revlon’s majority stockholder. The 2018 Senior Line of Credit Facility allowed Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matured on December 31, 2018. The highest outstanding balance under this facility at any one time during 2018 was $35 million. As of its December 31, 2018 maturity date, Products Corporation had fully repaid all outstanding borrowings under this facility.
Loans that were outstanding under the 2018 Senior Line of Credit Facility bore interest at an annual rate of 8%, which was payable quarterly in arrears in cash. Products Corporation had the right, at its option, to prepay any borrowings under the 2018 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation was required to repay outstanding loans under the 2018 Senior Line of Credit Facility, together with accrued interest thereon, if and to the extent that: (i) Products Corporation or any of its subsidiaries entered into a new financing agreement under which it or any of its subsidiaries was then able to draw; or (ii) for any reason Products Corporation or any of its subsidiaries had available unrestricted cash that Products Corporation determined, in its reasonable judgment, was not required to run their operations in the ordinary course of business, provided that such repayment under this clause (ii) would not have resulted in material adverse tax consequences. For the year ended December 31, 2018, the Company had net repayments of $15 million under this facility.
The 2018 Senior Line of Credit Agreement included customary events of default, including a cross default provision that made it an event of default under the 2018 Senior Line of Credit Agreement if there existed and continued an event default under Products Corporation’s existing bank term loan and revolver credit agreements or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurred, MacAndrews & Forbes Incorporated had the right to declare all outstanding loans under the 2018 Senior Line of Credit Facility to be due and payable immediately.

April 2018 Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement, as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches"). See "Recent Developments" and Note 22, "Subsequent Events," for additional information regarding the maturity of the Tranche B and related information.
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
During 2018, the Company incurred approximately $4.0 million of fees and expenses in connection with the Revolver Amendment, which were capitalized and are being amortized over the remaining term of the Revolver Amendment using the effective interest method. The aggregate principal amount outstanding under Tranche A and Tranche B of the 2016 Revolving Credit Facility at December 31, 2018 was $293.5 million and $41.5 million, respectively.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements and the 2018 Asset-Based Term Agreement as of December 31, 2018. As of December 31, 2018, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Aggregate principal amount outstanding at December 31, 2018	Availability at December 31, 2018 (a)
Tranche A of the 2016 Revolving Credit Facility	$400.0	$293.5	$96.4
Tranche B of the 2016 Revolving Credit Facility	41.5	41.5	N/A
Total Tranche A& B of the 2016 Revolving Credit Facility(a)	$441.5	$335.0	$96.4
(a) Availability at December 31, 2018 is based upon the revolving commitment of $441.5 million, less $10.1 million of outstanding undrawn letters of credit and $335.0 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2018, all of the $96.4 million of availability under the 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2018, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of December 31, 2018. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2018, all of the $96.4 million of availability under the 2016 Revolving Credit Facility was available as of such date.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit. The 2016 Credit Agreements, the Senior Notes Indentures and the 2018 Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs; severance not otherwise included in the Company’s restructuring programs (including, without limitation, the EA Integration Restructuring Program and the 2018 Optimization Program); business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade.
The Company’s cash contributions to its pension and post-retirement benefit plans in 2018 were $8.8 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $12 million in the aggregate for 2019. The Company’s cash taxes paid in 2018 were $16.0 million. The Company expects to pay cash taxes of approximately $15 million to $20 million in the aggregate during 2019. In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years, and limitations on tax deductions for interest expense in 2018 and following years. The Company was not subject to the one-time transition tax due to its deficit in foreign earnings as of the applicable measurement dates. Additionally, the Company determined that the limitation on interest deductibility will not impact the Company's 2018 federal cash taxes due to its current net operating loss position. Further, as a result of the Company’s anticipated net operating loss carryover to 2019, the Company expects that the Tax Act will not have a material impact on the Company’s cash taxes or liquidity in 2019. As of December 31, 2018, the Company's accounting for the Tax Act was complete. See Note 15, "Income Taxes," to the Consolidated Financial Statements in this 2018 Form 10-K and Item 1A. Risk Factors - "Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in this 2018 Form 10-K for further information.
The Company’s purchases of permanent wall displays and capital expenditures in 2018 were $80.7 million and $57.2 million, respectively. Capital expenditures for 2018 included approximately $12.8 million of spend for the EA Integration Restructuring Program. The Company expects that purchases of permanent wall displays will be approximately $55 million to $65 million during 2019 and expects that capital expenditures will be approximately $60 million to $70 million during 2019.
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
During February 2018, the Company launched its new ERP system in the U.S., which caused its Oxford, N.C. manufacturing facility to experience service level disruptions that had impacted the Company’s ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. In response, the Company implemented a robust service recovery plan to remediate the decline in customer service levels resulting from the launch of the new ERP system. As of December 31, 2018, the Oxford, N.C. manufacturing facility was operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally. See Item 1A, "Risk Factors" for further information regarding the Company's implementation of its new ERP system.
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including actions related to the 2018 Optimization Program. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the 2016 Revolving Credit Facility, other permitted lines of credit and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2019, including payments in connection with the Company's synergy and integration programs related to the Elizabeth Arden Acquisition, purchases of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (including, without limitation, the EA Integration Restructuring Program and the 2018 Optimization Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under Products Corporation’s 2016 Revolving Credit Facility and the 2018 Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory.
If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for synergy and integration programs related to the Elizabeth Arden Acquisition, capital expenditures, restructuring and severance costs (including, without limitation, those under the EA Integration Restructuring Program and the 2018 Optimization Program), acquisition and integration costs, costs related to litigation, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements, the Senior Notes Indentures and/or the 2018 Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (See Item 1A. "Risk Factors" for further discussion of certain risks associated with the Company's business and indebtedness.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts ("FX Contracts") from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The FX Contracts in the Company's hedging program matured in December 2018. At December 31, 2018 and December 31, 2017, the U.S. Dollar notional amount of the FX Contracts outstanding were nil and $147.1 million, respectively. These FX Contracts had a nil fair value at December 31, 2018.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap expired in May 2018. Refer to Note 12, "Financial Instruments," in this form 10-K for more information on this interest rate swap transaction.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled nil and $0.6 million as of December 31, 2018 and December 31, 2017, respectively. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

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
Sales Returns:
The Company allows customers to return their unsold products when they meet certain company-established criteria as outlined in the Company’s trade terms. The Company regularly reviews and revises, when deemed necessary, its estimates of sales returns based primarily upon historical rate of actual product returns, planned product discontinuances, new product launches and estimates of customer inventory and promotional sales, which would permit customers to return products based upon the Company’s trade terms. The Company records estimated sales returns as a reduction to sales and cost of sales, and an increase in accrued liabilities and inventories.
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
The Company utilized a 4.13% weighted-average discount rate in 2018 for the Company's U.S. defined benefit pension plans, compared to a 3.47% weighted-average discount rate in 2017. The Company utilized a 2.52% weighted-average discount rate for the Company’s international defined benefit pension plans in 2018, compared to a 2.19% weighted-average discount rate selected in 2017. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2018 were primarily due to observed increases in long-term interest yields on high-quality corporate bonds during 2018. At December 31, 2018, the increase in the discount rates from December 31, 2017 had the effect of decreasing the Company’s projected pension benefit obligation by approximately $34.3 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 6.0% for 2018 and 6.5% for 2017. The weighted-average expected long-term rate of return used for the Company’s international plans was 4.95% for 2018 and 4.81% for 2017. For 2018, the actual loss on pension plan assets was $24.2 million, as compared with expected return on plan assets of $27.8 million. The resulting net deferred loss of $52 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2018 was below expectations, primarily due to lower returns from investments in developed equity markets, bank loans and bond yields.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2018 net periodic benefit costs and its projected benefit obligation at December 31, 2018 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$0.7	$(14.1)	$0.4	$14.8
Expected long-term rate of return	(0.6)	—	1.7	—
The rate of future compensation increases is another assumption used by the Company’s third-party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in 2018 and 2017 was 3.5% for the U.S. defined benefit pension plans. Such increase was not applied to the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments that effectively froze these plans as of December 31, 2009.
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
To determine the fiscal 2019 net periodic benefit income/cost, the Company is using the "full yield curve" approach described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	3.73%	2.61%
Service cost	3.85%	0.87%
Interest cost on service cost	4.24%	0.54%
For 2019, the Company is using long-term rates of return on pension plan assets of 6.0% and 4.86% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2019 will result in net periodic benefit cost of $8.1 million for 2019, compared to $2.7 million of net periodic benefit cost in 2018, excluding the curtailment gain.
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

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Effective January 1, 2018, the Company implemented its brand-centric organizational structure which is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. Goodwill totaled $673.9 million and $692.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, goodwill of $265.0 million, $116.9 million, $171.2 million and $120.8 million related to the Revlon, Elizabeth Arden, Portfolio and Fragrances segments, respectively. Indefinite-lived intangibles totaled $145.2 million and $147.9 million as of December 31, 2018 and 2017, respectively.
In accordance with Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. Under this standard, the Company annually has the option to first assess qualitatively, based on relevant events and circumstances, whether it is more likely than not that there has been an impairment, or perform a quantitative analysis, known as the "two-step" impairment process, to assess the existence of any such impairment. If the qualitative analysis shows that it is more likely than not that the fair value of a reporting unit is higher than its carrying amount, the quantitative two-step impairment process is not required. If the qualitative analysis fails, the quantitative two-step process analysis is required. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to any such excess. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs in the fair value hierarchy. Goodwill is tested for impairment at the reporting unit level.
The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within each of the Elizabeth Arden and Portfolio segments, the Company has identified two reporting units. The two reporting units within the Elizabeth Arden segment are: (i) Elizabeth Arden Skin and Color, which includes Elizabeth Arden skin care and color cosmetics brands; and (ii) Elizabeth Arden Fragrances, which includes Elizabeth Arden branded fragrances. The two reporting units within the Portfolio segment are: (i) Mass Portfolio, which includes the Company's brands sold primarily through the mass retail channel; and (ii) Professional Portfolio, which includes the Company's brands sold primarily through professional salons. The Company's Revlon and Fragrances reporting units are consistent with the reportable segments identified in Note 18, "Segment Data and Related Information," in this 2018 Form 10-K. For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.
Q1 2018 change in reporting segments and impairment analysis
Concurrent with the change in reporting segments described above, effective January 1, 2018, during the first quarter of 2018 the Company utilized the relative fair value allocation approach, as outlined in ASC 350, to reassign goodwill to the affected reporting units identified within each reporting segment, using December 31, 2017 carrying values. The Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's six reporting units: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Mass Portfolio; (v) Professional Portfolio; and (vi) Fragrances. As a result of this impairment testing, the Company determined that it was more likely than not that the fair values of each of these reporting units exceeded their respective carrying amounts.
Annual impairment testing
For 2018, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2018 using October 1st, 2018 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by ASC 350, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in conjunction with the reassignment of goodwill and relative fair value allocation approach that the Company performed in the first quarter of 2018 and the financial performance of these five reporting units: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Professional Portfolio; and (v) Fragrances. Based upon such assessment, the Company determined that it was more likely than not that the fair values of each of these reporting units exceeded their respective carrying amounts for 2018.
For 2018, the Company used the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," to test its Mass Portfolio reporting unit within the Portfolio segment for impairment. Accordingly, the Company first performed a qualitative assessment indicating that indicators of impairment existed for the Mass Portfolio reporting unit. Following the results of such assessment and the adoption of ASU No. 2017-04 as of October 1, 2018,  the Company recognized an $18.0

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

million non-cash goodwill impairment charge related to the Mass Portfolio reporting unit within the Portfolio segment in the fourth quarter of 2018. Following the recognition of this non-cash goodwill impairment charge, the Mass Portfolio reporting unit had $54.3 million in remaining goodwill as of December 31, 2018.
For 2018, no impairment was recognized related to the carrying value of the Mass Portfolio reporting unit's finite or indefinite-lived intangible assets.
For 2017, the Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's then-existing reporting units: (i) Revlon, Almay and Other; (ii) Global Colors Brands (consisting of the Company's SinfulColors and Pure Ice brands or "GCB"); (iii) Professional; and (iv) Elizabeth Arden. As a result of the annual impairment testing for 2017, the Company recognized a $10.8 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2017.
For 2017, no impairment was recognized related to the carrying value of the GCB reporting unit's finite or indefinite-lived intangible assets.
See Note 7, "Goodwill and Intangible Assets, Net," to the Consolidated Financial Statements in this 2018 Form 10-K for further information on the Company's goodwill and intangible assets.
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
The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The realization of the deferred tax assets is primarily dependent on forecasted future taxable income. The Company establishes a valuation allowance for deferred tax assets when management determines that it is more likely than not that the Company will not realize a tax benefit for the deferred tax assets. Any reduction in estimated forecasted future taxable income may require the Company to record valuation allowances against deferred tax assets on which a valuation allowance was not previously established. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes," for further information.
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
Prior to the Tax Act, the Company considered a portion of accumulated undistributed earnings in its non-U.S. subsidiaries to be indefinitely reinvested and a portion not indefinitely reinvested. To the extent not indefinitely reinvested, the Company had previously recorded a deferred tax liability. As of December 31, 2018, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
In December 2017, the Tax Act was signed into law. Among other provisions, the Tax Act reduces the U.S. federal statutory corporate income tax rate from 35% to 21%. As a result, the Company was required to re-measure its net deferred tax assets. The Company is not, however, subject to the one-time mandatory transition tax. As of December 31, 2018, the Company's accounting for the Tax Act was complete. See Note 15, "Income Taxes," to the Consolidated Financial Statements in this 2018 Form 10-K for further information.

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
As a result, the adoption of the new guidance under ASU No. 2014-09 did not have a material impact on the Company's revenues, results of operations or financial condition. The Company has expanded its financial statement disclosures as required by this new standard. See Note 18, "Segment Data and Related Information," to the Consolidated Financial Statements in this 2018 Form 10-K for additional disclosures provided as a result of this ASU.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Other

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line items as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC are to be presented separately from this line item and below any subtotal of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The Company adopted ASU No. 2017-07 as of January 1, 2018 and while its adoption did not have a material impact on the Company's results of operations, financial condition and/or financial statement disclosures, it did result in net periodic benefit income of $1.5 million for the year ended December 31, 2017, as previously reported in cost of sales and SG&A expenses in the Company's Consolidated Statement of Operations and Comprehensive (Loss) Income, being reclassified below operating income in the miscellaneous, net line item. See Note 13, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in this 2018 Form 10-K for more information.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under the new guidance, an entity continues to perform the first step of the annual impairment testing by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge is equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2017-04 beginning as of October 1, 2018 and recorded a goodwill impairment of $18.0 million related to the Mass Portfolio reporting unit within the Portfolio segment in connection with its annual impairment analysis (see Note 7, "Goodwill and Intangible Assets, Net," for further information on the Company's goodwill and annual impairment testing).

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a simplified transition approach. In addition, the Company elected to apply the package of practical expedients identified under Topic 842. The Company has identified the population of leases to which the guidance applies and has started implementing changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. Based on its preliminary assessment, the Company expects that the adoption of this standard will result in a material increase in the lease-related assets and liabilities on its balance sheet, but expects minimal impact to its statement of operations and cash flows. The Company will be implementing changes to its financial statements and related disclosures in its Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2019.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018, through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Subtopic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. The new guidance on credit losses is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

software to determine which implementation costs to defer and recognize as an asset and which costs are expensed as incurred. The new guidance specifies the financial statement presentation of capitalized implementation costs and the related amortization and requires entities to disclose the nature of hosting arrangements that are service contracts; the amount of implementation costs capitalized, amortized and impaired in each reporting period; and provides disclosures about significant judgments made when applying the guidance. Implementation costs that are recognized as an asset under the new guidance would be expensed over the term of the hosting arrangement. The term of the hosting arrangement would be the non-cancellable period of the arrangement and certain periods covered by options to renew the arrangement. The Company currently presents the cost of acquired software as a component of property, plant and equipment in its consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU No. 2018-15 beginning as of January 1, 2020 and is in the process of assessing the impact, if any, that ASU No. 2018-15 is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

Inflation
Classification of Argentina's Economy as Highly Inflationary

In May 2018, the International Practices Task Force of the Center for Audit Quality issued a discussion document reporting that Argentina's 3-year cumulative inflation rate exceeded 100%. As a result, Argentina was considered highly inflationary in accordance with U.S. GAAP by no later than June 30, 2018. Consequently, the Company began to account for the operations of its Argentinian affiliate as highly inflationary and treat the U.S. dollar as the functional currency of this affiliate, effective July 1, 2018. This change in functional currency did not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures for the year ended December 31, 2018.

The Company's costs are affected by inflation and the effects of inflation that the Company may experience in future periods. Management believes, however, that such effects have not been material to the Company during the past two years in the U.S. and in foreign non-hyperinflationary countries. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its costs and working capital levels.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as a smaller reporting company.

REVLON, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index of the Company’s Consolidated Financial Statements and the Notes thereto. Supplementary Data not applicable as a smaller reporting company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this 2018 Form 10-K. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness described below under Management's Annual Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this 2018 Form 10-K. Notwithstanding the material weakness, primarily as a result of the previously-disclosed implementation of the Company’s new ERP system in the U.S., the Company performed additional procedures, such as enhanced review procedures over key financial statement line items, enhanced quarterly certifications and enhanced disclosure processes throughout the Company, to determine that its Consolidated Financial Statements included in this 2018 Form 10-K (the “2018 Consolidated Financial Statements”) were prepared in accordance with U.S. GAAP and fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented.
(b) Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with U.S. GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Management's projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). In connection with this assessment, the Company’s management identified the following deficiencies in its internal control over financial reporting:

(i)
the Company did not perform an effective continuous risk assessment process that adequately identified and assessed risks affecting the Company’s internal controls over financial reporting associated with the implementation of its new ERP system in the U.S.;

(ii)
the Company did not maintain a sufficient number of knowledgeable, trained personnel in the U.S. operations impacted by the ERP system implementation and in various other operations across the Company who understood and were held accountable for their assigned responsibilities for the design, implementation and operation of  internal controls over financial reporting; and

REVLON, INC. AND SUBSIDIARIES

(iii)
as a result, the Company did not design, implement and consistently operate effective process-level controls to ensure that it appropriately (a) recorded and accounted for inventory, accounts receivable, net sales and cost of goods sold, (b) reconciled balance sheet accounts, (c) reviewed and approved the complete population of manual journal entries and (d) used complete and accurate information in performing manual controls.

While these control deficiencies did not result in any material misstatement of the Company’s 2018 Consolidated Financial Statements, the Company’s management concluded that these deficiencies represented a material weakness, and that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the 2018 Consolidated Financial Statements included in this 2018 Form 10-K issued an adverse report on the Company’s internal control over financial reporting reflecting this material weakness as of December 31, 2018, which report appears on page F-3 of the 2018 Consolidated Financial Statements.

(c) Changes in Internal Control Over Financial Reporting ("ICFR"). Other than the material weakness described in section (b) above, which was identified by management after December 31, 2018 as part of the Company’s annual assessment of internal control over financial reporting, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Management’s Remediation Plan. To remediate this material weakness, the Company will: (i) implement enhancements to company-wide risk assessment processes; (ii) enhance the Company’s review and sign-off procedures for IT implementations; (iii) train responsible staff and supplement staff; (iv) supplement internal resources with third-party consultants; (v) enhance its process and control documentation; (vi) implement new processes and controls relative to the execution and oversight of inventory, accounts receivable, net sales and cost of goods sold; (vii) enhance and reinforce policies around account reconciliations and manual journal entries; (viii) clearly identify and communicate individual employee responsibilities; and (ix) implement controls and new reporting tools to ensure the completeness and accuracy of information used in performing manual controls. The Company is also continuing to evaluate additional controls and procedures that may be required to remediate the material weakness.

Item 9B. Other Information

None.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2018, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance and/or sales growth;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for pension expense under its benefit plans, acquisition and related integration costs, capital expenditures, costs related to the Company’s synergy and integration programs in connection with the Elizabeth Arden Acquisition, restructuring and severance costs (including, without limitation, those in connection with the EA Integration Restructuring Program and the 2018 Optimization Program), costs related to litigation, advertising, promotional and marketing activities, or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company's total debt;

(iv)	certain beliefs and expectations regarding the Company's progress in resolving customer service level disruptions resulting from the launch of its new ERP system;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (A) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company's SG&A expenses); and (2) recognizing $82.2 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (x) $72.2 million of employee-related costs, including severance, retention and other contractual termination benefits; (y) $5.1 million of lease termination costs; and (z) $4.9 million of other related charges; (B) the Company's 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity, with the major initiatives underlying such program including: (1) optimizing its global supply chain and realizing manufacturing efficiencies and rationalizing its global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance its speed-to-market capabilities for new innovations; (2) enhancing in-market execution and optimizing its commercial and organizational structures to create more efficient global and regional capabilities; and (3) reducing overhead costs and streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying its business processes, leading to greater agility and faster decision-making; (C) the Company’s expectations regarding the amount and timing of the charges and payments related to the 2018 Optimization Program, including that: (1) it will recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses; (2) it will incur approximately $10 million of additional capital expenditures; (3) of the restructuring charges, it recorded pre-tax restructuring charges of $5.7 million in 2018, related to the 2018 Optimization Program, with substantially all of the balance to be recognized in 2019; and (4) approximately 85% of the restructuring charges are to be paid in cash, with approximately $0.8 million paid in 2018 and $25 million to $33 million expected to be paid in 2019, with any remaining balance to be paid in 2020; (D) the Company’s expectation that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019; and (E) the Company’s projection that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2019, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) after giving effect to Amendment No. 2 to the Amended Revolving Credit Facility it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and cost reductions generated from other cost control initiatives and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company’s expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

(viii)
the Company's expected principal uses of funds, including amounts required for payments in connection with the Company’s synergy and integration programs related to the Elizabeth Arden Acquisition (including, without limitation, for the EA Integration Restructuring Program); payments in connection with the Company's purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, those in connection with the EA Integration Restructuring Program and the 2018 Optimization Program); severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions, if any); debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(xii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and, with respect to the Tax Act, the Company’s expectation that it will not have a transition tax liability due to its deficit in foreign earnings as of the applicable measurement dates, that the Tax Act’s limitation on interest deductibility will not impact the Company’s 2019 federal cash taxes due to its net operating loss carryover position, and that the Tax Act will not have a material impact on its cash taxes or liquidity in 2019, as well as the Company's expectations regarding whether it will be required to establish additional valuation allowances on its deferred tax assets;

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

(xv)	the Company's expected benefits and other impacts from the Elizabeth Arden Acquisition; and

(xvi)
the Company’s expectations regarding its implementation of the remediation plan to address the material weakness that it identified in its internal control over financial reporting, as described in Item 9A. “Controls and Procedures” of this 2018 Form 10-K.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2018 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2019 and 2018 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this 2018 Form 10-K, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this 2018 Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company’s inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; and/or supply disruptions at the Company’s manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected restructuring or severance costs, acquisition costs and/or acquisition-related integration costs and capital expenditures, including, without limitation, costs and expenses related to the EA Integration Restructuring Program and/or the 2018 Optimization Program; higher than expected pension expense and/or cash contributions under its benefit plans, costs related to litigation, advertising, promotional and/or marketing expenses or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; higher than expected sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(ii)
in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, increasing interest rates, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets) and political conditions (such as military actions and terrorist activities);

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving our financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company’s inability to optimally integrate the Elizabeth Arden business, more than expected costs to fully implement such integration or delays in fully implementing the integration and/or less than expected benefits from the EA Integration Restructuring Program and/or the 2018 Optimization Program, more than expected costs in implementing such programs and/or difficulties or delays, in whole or in part, in executing the EA Integration Restructuring Program and/or the 2018 Optimization Program, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Asset-Based Term Facility;

(iv)
difficulties, delays in and/or less than expected results from the Company’s efforts to resolve the customer service level disruptions resulting from the launch of its new ERP system; the ERP implementation continuing to disrupt the Company's operations and its ability to fulfill customer orders; the Company incurring greater than expected expedited shipping fees and other unanticipated expenses in connection with the remedial actions; and/or greater than expected adverse customer reaction to the service level disruptions that could lead to decreased shelf space or loss of sales;

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

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the 2016 Revolving Credit Facility and/or other permitted lines of credit or generated from cost reductions related to the 2018 Optimization Program and/or other cost control initiatives; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(vii)
the unavailability of funds under Products Corporation's 2016 Revolving Credit Facility or other permitted lines of credit; the unavailability of funds under the 2018 Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives, such as due to the Company’s inability to implement, in whole or in part, cost reduction initiatives under the 2018 Optimization Program;

(viii)
higher than expected operating expenses, sales returns, working capital expenses, integration and/or synergy costs related to the Elizabeth Arden Acquisition, permanent wall display costs, capital expenditures, debt service payments, cash tax payments, cash pension plan contributions, other post-retirement benefit plan contributions and/or net periodic benefit costs for the pension and other post-retirement benefit plans, restructuring costs (including, without limitation, in connection with implementing the EA Integration Restructuring Program and/or the 2018 Optimization Program), severance and discontinued operations not otherwise included in the Company’s restructuring programs, debt and/or equity repurchases, costs related to litigation and/or payments in connection with business and/or brand acquisitions (including, without limitation, through licensing transactions, if any), and discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade;

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

(xv)
difficulties with, delays in and/or the Company’s inability to achieve, in whole or in part, or within the expected timeframe the expected benefits from the Elizabeth Arden Acquisition, such as the Company being unable to successfully implement, in whole or in part, its integration strategies; and/or

(xvi)
difficulties or delays that could affect the Company’s ability to effectively implement the remediation plan, in whole or in part, to address the material weakness that it identified in its internal control over financial reporting, as described in Item 9A. “Controls and Procedures” of this 2018 Form 10-K.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

REVLON, INC. AND SUBSIDIARIES

Item 10. Directors, Executive Officers and Corporate Governance
A list of Revlon's directors and executive officers and biographical information and other information about them may be found under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers," of Revlon's Proxy Statement for the 2019 Annual Stockholders' Meeting (the "2019 Proxy Statement"), which sections are incorporated by reference herein.
The information set forth under the caption "Code of Conduct and Business Ethics and Senior Financial Officer Code of Ethics" in the 2019 Proxy Statement is also incorporated herein by reference.
The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 Proxy Statement is also incorporated herein by reference.
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2019 Proxy Statement is also incorporated herein by reference.
Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2019 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.

Item 11. Executive Compensation
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2019 Proxy Statement is incorporated herein by reference. The information set forth under the caption "Corporate Governance-Board of Directors and its Committees-Compensation Committee-Composition of the Compensation Committee" in the 2019 Proxy Statement is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2019 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance-Board of Directors and its Committees-Controlled Company Exemption" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively, in the 2019 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information concerning principal accountant fees and services set forth under the caption "Audit Fees" in the 2019 Proxy Statement is incorporated herein by reference.

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
(3) List of Exhibits:
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.
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

4.2	Form of 5.75% Senior Notes (included in Exhibit 4.1).
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

4.5
Second Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of January 21, 2014, among Products Corporation, Revlon and certain subsidiaries of Products Corporation, as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 to Products Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 5, 2014 (the "Products Corporation 2013 Form 10-K")).

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

4.23
Amendment No. 1, dated as of April 17, 2018, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018 (the "Revlon April 2018 Form 8-K")).

REVLON, INC. AND SUBSIDIARIES

4.24
Amendment Agreement No. 1 to Canada - ABL Collateral Agreement, dated as of April 17, 2018, among Revlon Canada Inc., Elizabeth Arden (Canada) Limited and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to the Revlon April 2018 Form 8-K).

4.25
Senior Unsecured Line of Credit Agreement, dated as of June 18, 2018, between Products Corporation, as borrower, and MacAndrews & Forbes Incorporated, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2018).

4.26
Asset-Based Term Loan Credit Agreement, dated as of July 9, 2018, by and among Revlon Holdings B.V. and Revlon Finance LLC, as Borrowers, the Guarantors and Parent Guarantors party thereto, the Lenders party thereto and Citibank, N.A., as Administrative Agent and Collateral Agent, including all schedules and exhibits thereto (incorporated by reference to Exhibit 4.1 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed with the SEC on November 9, 2018 (the "Revlon Q3 2018 Form 10-Q")).

4.27
Guarantee Agreement, dated as of July 9, 2018, by and among the Guarantors party thereto and Citibank, N.A., as Collateral Agent, including all annexes thereto (incorporated by reference to Exhibit 4.2 to the Revlon Q3 2018 Form 10-Q).

4.28
Parent Guarantee Agreement, dated as of July 9, 2018, by and among Beautyge Beauty Group, S.L.U., Beautyge Participations, S.L.U., Elizabeth Arden (Netherlands) Holding B.V. and RML Holdings L.P., as Guarantors, and Citibank, N.A., as Collateral Agent, including all annexes thereto (incorporated by reference to Exhibit 4.3 to the Revlon Q3 2018 Form 10-Q).

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

10.3	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2018 Form 10-Q).
10.4	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2018 Form 10-Q).
10.5
Employment Agreement, dated as of March 27, 2016, by and among Revlon, Products Corporation and Fabian T. Garcia (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 28, 2016 (the "Revlon March 2016 Form 8-K")).

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Revlon March 2016 Form 8-K).
10.7	Consulting Agreement by and among Revlon, Products Corporation and E. Scott Beattie, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2016 Form 10-Q).
10.8	Restricted Stock Unit Agreement between Revlon and E. Scott Beattie, dated November 3, 2016 (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2016 Form 10-Q).
10.9
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

10.11
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

10.16
Revlon Executive Severance Pay Plan (Restated, Effective September 1, 2017) (incorporated by reference to Exhibit 10.19 to Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 15, 2018).

10.17
Employment Agreement, dated as of April 17, 2017, between Revlon, Products Corporation and Christopher Peterson (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 17, 2017).

*10.18	Amended and Restated Employment Agreement, dated as of November 16, 2018, by and among Revlon, Products Corporation and Debra Perelman.
10.19
Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan (incorporated by reference to Exhibit 10.2 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the SEC on May 10, 2018).

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by E. Scott Beattie.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by Kristin Dolan.
*24.5	Power of Attorney executed by Robert K. Kretzman.
*24.6	Power of Attorney executed by Ceci Kurzman.
*24.7	Power of Attorney executed by Paul Meister.
*24.8	Power of Attorney executed by Paul Savas.
*24.9	Power of Attorney executed by Barry F. Schwartz.
*24.10	Power of Attorney executed by Jonathan Schwartz.
*24.11	Power of Attorney executed by Cristiana Falcone Sorrell.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated March 28, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 28, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated March 28, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 28, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc Audit Committee Pre-Approval Policy

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.
**Furnished herewith.

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Revlon, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 28, 2019

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Revlon, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Revlon, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:

(i) the Company did not perform an effective continuous risk assessment process that adequately identified and assessed risks affecting the Company’s internal controls over financial reporting associated with the implementation of its new ERP system in the U.S.;
(ii) the Company did not maintain a sufficient number of knowledgeable, trained personnel in the U.S. operations impacted by the ERP system implementation and in various other operations across the Company who understood and were held accountable for their assigned responsibilities for the design, implementation and operation of  internal controls over financial reporting; and
(iii) as a result, the Company did not design, implement and consistently operate effective process-level controls to ensure that it appropriately (a) recorded and accounted for inventory, accounts receivable, net sales and cost of goods sold, (b) reconciled balance sheet accounts, (c) reviewed and approved the complete population of manual journal entries and (d) used complete and accurate information in performing manual controls.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

REVLON, INC. AND SUBSIDIARIES

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

/s/ KPMG LLP

New York, New York
March 28, 2019

Audited Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$87.3	$87.1
Trade receivables, less allowance for doubtful accounts of $15.6 and $13.5 as of December 31, 2018 and December 31, 2017, respectively	431.3	444.8
Inventories	523.2	497.9
Prepaid expenses and other assets	152.0	113.4
Total current assets	1,193.8	1,143.2
Property, plant and equipment, net of accumulated depreciation of $425.2 and $385.5 as of December 31, 2018 and December 31, 2017, respectively	354.5	372.7
Deferred income taxes	131.8	138.0
Goodwill	673.9	692.5
Intangible assets, net of accumulated amortization of $187.3 and $130.9 as of December 31, 2018 and December 31, 2017, respectively	532.0	592.1
Other assets	130.8	118.4
Total assets	$3,016.8	$3,056.9

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$9.3	$12.4
Current portion of long-term debt	348.1	170.2
Accounts payable	332.1	336.9
Accrued expenses and other current liabilities	430.9	412.8
Total current liabilities	1,120.4	932.3
Long-term debt	2,727.7	2,653.7
Long-term pension and other post-retirement plan liabilities	169.0	172.8
Other long-term liabilities	56.5	68.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 55,556,466 and 54,556,100 shares issued as of December 31, 2018 and December 31, 2017, respectively	0.5	0.5
Additional paid-in capital	1,063.8	1,040.0
Treasury stock, at cost: 1,533,320 and 1,114,528 shares of Class A Common Stock as of December 31, 2018 and December 31, 2017, respectively	(31.9)	(21.7)
Accumulated deficit	(1,855.0)	(1,560.8)
Accumulated other comprehensive loss	(234.2)	(228.4)
Total stockholders’ deficiency	(1,056.8)	(770.4)
Total liabilities and stockholders’ deficiency	$3,016.8	$3,056.9

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2018	2017
		(as adjusted)(*)
Net sales	$2,564.5	$2,693.7
Cost of sales	1,117.0	1,152.3
Gross profit	1,447.5	1,541.4
Selling, general and administrative expenses	1,460.5	1,468.1
Acquisition and integration costs	13.9	52.9
Restructuring charges and other, net	20.2	33.4
Impairment charges	18.0	10.8
Loss on disposal of minority investment	20.1	—
Operating loss	(85.2)	(23.8)
Other expenses:
Interest expense	176.6	149.8
Amortization of debt issuance costs	13.0	9.1
Foreign currency losses (gains), net	15.8	(18.5)
Miscellaneous, net	1.3	(0.7)
Other expenses	$206.7	139.7
Loss from continuing operations before income taxes	(291.9)	(163.5)
Provision for income taxes	2.2	21.8
Loss from continuing operations, net of taxes	(294.1)	(185.3)
(Loss) income from discontinued operations, net of taxes	(0.1)	2.1
Net loss	$(294.2)	$(183.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax(a)	(9.4)	9.0
Amortization of pension related costs, net of tax(b)(c)	8.4	8.1
Pension re-measurement, net of tax (d)	(5.5)	1.8
Pension curtailment, net of tax(e)	—	2.1
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(f)	0.7	2.3
Other comprehensive (loss) income, net	(5.8)	23.3
Total comprehensive loss	$(300.0)	$(159.9)

Basic (loss) earnings per common share:
Continuing operations	$(5.57)	$(3.52)
Discontinued operations	—	0.04
Net loss	$(5.57)	$(3.48)

Diluted (loss) earnings per common share:
Continuing operations	$(5.57)	$(3.52)
Discontinued operations	—	0.04
Net loss	$(5.57)	$(3.48)

Weighted average number of common shares outstanding:
Basic	52,797,686	52,597,582
Diluted	52,797,686	52,597,582

(*)
Adjusted as a result of the adoption of certain accounting pronouncements during 2018. See Note 1, "Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," for details of these adjustments.

(a)	Net of tax benefit of $0.1 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

(b)	Net of tax expense of $1.0 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

(c)
This amount is included in the computation of net periodic benefit costs (income). See Note 13, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(d)	Net of tax benefit of $2.5 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

(e)	Net of tax expense of $0.3 million for the year ended December 31, 2017.

(f)	Net of tax benefit of $0.5 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2017	$0.5	$1,033.2	$(19.2)	$(1,377.6)	$(251.7)	(614.8)
Treasury stock acquired, at cost (a)	—	—	(2.5)	—	—	(2.5)
Stock-based compensation amortization	—	6.8	—	—	—	6.8
Net loss	—	—	—	(183.2)	—	(183.2)
Other comprehensive income, net (b)	—	—	—	—	23.3	23.3
Balance, December 31, 2017	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	6.6	(10.2)	—	—	(3.6)
Stock-based compensation amortization	—	17.2	—	—	—	17.2
Net loss	—	—	—	(294.2)	—	(294.2)
Other comprehensive loss, net (b)	—	—	—	—	(5.8)	(5.8)
Balance, December 31, 2018	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	(1,056.8)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of 167,297 and 89,620 shares of Revlon Class A Common Stock during 2018 and 2017 to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares for certain senior executives. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $21.42 and $27.67 during 2018 and 2017, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $3.6 million and $2.5 million, in 2018 and 2017, respectively. In addition, during 2018, the Company transferred to treasury stock 251,495 unvested restricted shares forfeited upon the departure of certain executives. These shares were recorded as treasury stock using the cost method, at a weighted average price of $26.26 per share, based on the grant date fair values of the forfeited shares, for a total of $6.6 million. See Note 14, "Stock Compensation Plan," for details regarding restricted stock awards under the Stock Plan.

(b)	See Note 16, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during 2018 and 2017.

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294.2)	$(183.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177.2	155.8
Foreign currency losses (gains) from re-measurement	15.8	(22.5)
Amortization of debt discount	1.4	1.2
Stock-based compensation amortization	17.2	6.8
Impairment charges	18.0	10.8
Provision for deferred income taxes	1.7	22.6
Amortization of debt issuance costs	13.0	9.1
Non-cash loss on disposal of minority investment	18.6	—
Loss on sale of certain assets	0.8	1.6
Pension and other post-retirement cost	2.6	1.5
Change in assets and liabilities:
Increase in trade receivables	(0.3)	(9.9)
Increase in inventories	(36.4)	(63.0)
Increase in prepaid expenses and other current assets	(42.8)	(21.2)
Increase in accounts payable	1.6	26.8
Increase in accrued expenses and other current liabilities	23.9	12.3
Pension and other post-retirement plan contributions	(8.8)	(8.5)
Purchases of permanent displays	(80.7)	(65.5)
Other, net	0.6	(14.0)
Net cash used in operating activities	(170.8)	(139.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.2)	(108.3)
Net cash used in investing activities	(57.2)	(108.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(1.1)	3.3
Net borrowings under the 2016 Revolving Credit Facility	178.0	157.0
Net borrowings under the 2018 Foreign Asset-Based Term Loan	88.9	—
Repayments under the 2016 Term Loan Facility	(18.0)	(18.0)
Payment of financing costs	(9.7)	(1.2)
Tax withholdings related to net share settlements of restricted stock units and awards	(3.6)	(2.5)
Other financing activities	(1.4)	(1.7)
Net cash provided by financing activities	233.1	136.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.0)	11.3
Net increase (decrease) in cash, cash equivalents and restricted cash	0.1	(99.4)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.4	186.8
Cash, cash equivalents and restricted cash at end of period (a)	$87.5	$87.4
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$163.7	$149.1
Income taxes, net of refunds	16.0	0.4

(a) These amounts include restricted cash of $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively, which represent cash on deposit to support the Company's outstanding undrawn letters of credit and were included within other assets in the Company's consolidated balance sheets.

See Accompanying Notes to Audited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon's and Product Corporation's Board of Directors.
The Company is a leading global beauty company with an iconic portfolio of brands that develops, manufactures, markets, distributes and sells an extensive array of color cosmetics; hair color, hair care and hair treatments; fragrances; skin care; beauty tools; men’s grooming products; anti-perspirant deodorants; and other beauty care products across a variety of distribution channels.
Effective January 1, 2018, the Company implemented the brand-centric organizational structure previously announced in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 17, 2017. This structure is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally. The Company's principal customers for its products in the Elizabeth Arden segment include prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, e-commerce sites and travel retailers and distributors, as well as direct sales to consumers via Elizabeth Arden branded retail stores and e-commerce websites. Elizabeth Arden products are also sold through the Elizabeth Arden Red Door Spa beauty salons and spas. In 2018, the Company launched direct-to-consumer on-line selling capabilities through its elizabetharden.com, americancrew.com and juicycouturebeauty.com websites. The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores. The Fragrance segment products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. As a result, prior period information for certain amounts has been reclassified to conform with the current period's presentation. For further information, refer to Note 18, "Segment Data and Related Information."
Unless the context otherwise requires, all references to the Company mean Revlon and its subsidiaries. Revlon as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation, and in 2018 and 2017 included $6.3 million and $6.6 million, respectively, in expenses incidental to being a public holding company.
The accompanying Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to: allowances for doubtful accounts; inventory valuation reserves; expected sales returns and allowances; trade support costs; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; restructuring costs; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations.

Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China within the Revlon segment effective December 31, 2013, the Company reports the results of its

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

former China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 3, "Discontinued Operations," for further discussion.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Accounts payable include $23.4 million and $21.8 million of outstanding checks not yet presented for payment at December 31, 2018 and 2017, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$87.3	$87.1
Restricted cash(a)	0.2	0.3
Total cash, cash equivalents and restricted cash	$87.5	$87.4

(a) Amounts included in restricted cash represent cash on deposit to support the Company's letters of credit and is included within other assets in the Company's consolidated balance sheets.

Trade Receivables
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The allowance for doubtful accounts is determined based on historical experience and ongoing evaluations of the Company's receivables and assessments of the risks of payment. The allowance for doubtful accounts is recorded against trade receivable balances when they are deemed uncollectible. Recoveries of trade receivables previously reserved are recorded in the consolidated statements of operations and comprehensive (loss) income when received. At December 31, 2018 and 2017, the Company's three largest customers accounted for an aggregate of approximately 30% and 31%, respectively, of the Company's outstanding trade receivables.

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

Property, Plant and Equipment and Other Assets
Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 15 years; counters and trade fixtures, 3 to 5 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 10 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or over the terms of the leases or remaining life of the original structure, whichever is shorter. Repairs and maintenance are charged to the statement of operations as incurred, and expenditures for additions and improvements are capitalized. Counters and trade fixtures are amortized over their estimated useful life of the in-store counter and display related assets. The estimated useful life may be subject to change based upon declines in net sales and/or changes in merchandising programs. See Note 6, "Property, Plant and Equipment," for further discussion.
Included in other assets are permanent wall displays amounting to $110.6 million and $84.8 million as of December 31, 2018 and 2017, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time-to-time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

useful life of the asset. Amortization expense for permanent wall displays was $50.7 million and $55.4 million for 2018 and 2017, respectively.

Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no significant impairment charges to long-lived assets during the years ended December 31, 2018 and 2017.

The Company capitalizes deferred financing costs related to the issuance of revolving lines of credit and amortizes such costs over the terms of the related debt instruments using the effective-interest method. Capitalized deferred financing costs were $4.0 million and $5 million during 2018 and 2017, respectively.

Goodwill

Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. Goodwill is not amortized, but rather it is reviewed annually for impairment at the reporting unit level using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered.

For 2018, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2018 using October 1st, 2018 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), to assess the Company's indefinite-lived intangible assets for indicators of impairment.

In performing the qualitative assessments, the Company considered the results of the step one test performed in conjunction with the change in Company's reporting segments and the related reassignment of goodwill to the new reporting units that were identified as part of the Company's analysis in the first quarter of 2018, as well as the financial performance of these five reporting units: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Professional Portfolio; and (v) Fragrances. Based upon such assessment, the Company determined that it was more likely than not that the fair values of each of these reporting units exceeded their respective carrying amounts for 2018.

For 2018, the Company used the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," to test its Mass Portfolio reporting unit for impairment. Accordingly, the Company first performed a qualitative assessment indicating that indicators of impairment existed for the Mass Portfolio reporting unit within the Portfolio segment. Following the results of such assessment and the adoption of ASU No. 2017-04 as of October 1, 2018, the Company recognized an $18.0 million non-cash goodwill impairment charge related to the Mass Portfolio reporting unit within the Portfolio segment in the fourth quarter of 2018. Following the recognition of this non-cash goodwill impairment charge, the Mass Portfolio reporting unit had $54.3 million in remaining goodwill as of December 31, 2018.

For 2017, the Company determined that it would utilize the two-step process to test the Global Color Brands ("GCB") reporting unit for impairment. The first step of this test indicated that impairment indicators existed for the GCB reporting unit due to continued net sales declines for both of the reporting unit's brands, namely SinfulColors and Pure Ice, and lower promotional activity for the Pure Ice brand. As a result, the Company performed step two of the test and recognized a $10.8 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2017. For 2017, no impairment was recognized related to the carrying value of the GCB reporting unit's finite or indefinite-lived intangible assets.

See Note 7, "Goodwill and Intangible Assets, Net," for further information on the Company's goodwill and annual impairment testing.

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
Finite-lived intangible assets are considered for impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets ("ASC 360"), upon the occurrence of certain "triggering events" and the Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows. For the year ended December 31, 2018 and 2017, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing. See Note 7, "Goodwill and Intangible Assets, Net," for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.

Revenue Recognition and Sales Returns

On January 1, 2018 the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under this new guidance, while prior period amounts continue to be reported in accordance with the Company's historical accounting practices under previous guidance. However, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of this guidance are consistent with the Company's revenue recognition policy under previous guidance.

In accordance with the new guidance, the Company's policy is to recognize revenue at an amount that reflects the consideration that the Company expects that it will be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when control of the goods transfers to the customer. Net sales are comprised of gross revenues from sales of products less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons.

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

The Company's revenues are also net of certain marketing arrangements with its retail customers. Pursuant to its trade terms with these retail customers, the Company reimburses them for a portion of their advertising costs, which provide advertising benefits to the Company. These arrangements are in the form of marketing development funds and/or cooperative advertising programs and are used by the Company to drive sales. The advertising programs follow an annual schedule of planned events that is continually updated based on the Company's perceived needs and contractual terms. As these marketing expenditures cannot be directly linked to product sales, the Company records these expenses as a reduction of revenue at the higher of actual spend or estimated costs based on a reserve rate methodology. In limited instances when products are sold under consignment arrangements, the Company does not recognize revenue until control over such products has transferred to the end consumer. Other revenues, primarily royalties, do not comprise a material amount of the Company's net sales.

The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue.

While the adoption of the new guidance under ASU No. 2014-09 did not have a material impact on the Company's revenues, results of operations or financial condition, the Company expanded its financial statement disclosures as required by this new standard. See Note 18, "Segment Data and Related Information," for additional disclosures provided as a result of this ASU.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Cost of Sales
Cost of sales includes all of the costs to manufacture the Company's products. For products manufactured in the Company's own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations and comprehensive (loss) income when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with certain free products included as sales and promotional incentives. These incentive costs are recognized at the same time that the Company recognizes the related revenue.

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

Advertising
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs that are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $507.0 million and $550.0 million for 2018 and 2017, respectively, and were included in SG&A expenses in the Company's consolidated statements of operations and comprehensive (loss) income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time-to-time, the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.

Distribution Costs
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $144.6 million and $131.1 million for 2018 and 2017, respectively.

Income Taxes
Income taxes are calculated using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets when management determines that it was more likely than not that a tax benefit will not be realized. The Company recognizes a tax position in its financial statements when management determines that it was more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 15, "Income Taxes," to the Consolidated Financial Statements in this 2018 Form 10-K for discussion of the Tax Act (as hereinafter defined).

Research and Development

Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2018 and 2017 for research and development expenditures were $42.4 million and $35.7 million, respectively.

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

Basic and Diluted Earnings per Common Share and Classes of Stock

Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted shares and restricted stock units ("RSUs") issued under the Stock Plan using the treasury stock method. (See Note 19, "Basic and Diluted Earnings (Loss) Per Common Share").

Stock-Based Compensation

The Company recognizes stock-based compensation costs for its restricted stock and restricted stock units, measured at the fair value of each award at the time of grant, as an expense over the period during which an employee is required to provide service. Upon the vesting of restricted stock and RSUs, any resulting tax benefits are recognized in the consolidated statements of operations and comprehensive (loss) income as the awards vest or are settled. The Company reflects such excess tax benefits as cash flows from financing activities in the consolidated statements of cash flows. The Company accounts for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

Derivative Financial Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The Company may, from time-to-time, use derivative financial instruments, including: (i) foreign currency forward exchange contracts ("FX Contracts") intended for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows; and (ii) interest rate hedging transactions intended for the purpose of managing interest rate risk associated with Products Corporation’s variable rate indebtedness.
Foreign Currency Forward Exchange Contracts
Products Corporation may, from time-to-time, enter into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and immediately recognizes changes in fair value in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. At December 31, 2018, the Company had no outstanding FX Contracts. See Note 12, "Financial Instruments," for further information on the Company's FX Contracts.
Interest Rate Swap
As a result of the Company completing several debt transactions in connection with the September 7, 2016 acquisition of Elizabeth Arden, Inc. ("Elizabeth Arden," the "Elizabeth Arden Acquisition" and the "Elizabeth Arden Acquisition Date," respectively), the critical terms of the 2013 Interest Rate Swap (as hereinafter defined) no longer matched the terms of the underlying debt and the 2013 Interest Rate Swap was determined to no longer be highly effective. Accordingly, the Company discontinued hedge accounting for the 2013 Interest Rate Swap during the third quarter of 2016. Following this de-designation, changes in the fair value of the 2013 Interest Rate Swap were accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date, that were previously recorded as a component of accumulated other comprehensive loss, were fully amortized into earnings over the remaining term of the 2013 Interest Rate Swap, which expired in May 2018. See Note 12, "Financial Instruments," for further information on the Company's 2013 Interest Rate Swap. Refer to Note 10, "Long-Term Debt," for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.

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

Recent Transactions

The Company, through a subsidiary, had a minority investment in a third party whose subsidiaries licensed certain brand names from the Company for use in their operations. The Company's investment was in the form of a collateralized convertible note, was accounted for using the cost method and was included in other assets on the Company's consolidated balance sheet. In June 2018, the Company entered into an agreement to terminate the arrangement with the unrelated third party. After a brief transition period, the right to use the licensed brand names will revert to the Company. As a result of this termination, the Company recognized a loss on investment of approximately $20.1 million during the year ended December 31, 2018, comprised of a one-time $1.5 million cash termination payment and non-cash charges of $18.6 million, primarily related to the write-off of the investment's carrying value.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This standard replaced most existing revenue recognition guidance in U.S. GAAP and codified guidance under FASB Topic 606, "Revenue from Contracts with Customers". As previously noted, the Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance. However, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of FASB Topic 606 are consistent with the Company's revenue recognition policy under previous guidance. As a result, the adoption of the new guidance under ASU No. 2014-09 did not have a material impact on the Company's revenues, results of operations or financial condition. The Company has expanded its financial statement disclosures as required by this new standard. See "Revenue Recognition and Sales Returns" above within this Note 1, "Description of Business and Summary of Significant Accounting Policies," as well as Note 18, "Segment Data and Related Information," for additional disclosures provided as a result of this ASU.

Other

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changes the way that employers present net periodic pension cost ("NPPC") and net periodic postretirement benefit cost ("NPPBC") within the income statement. The amendment requires an employer to present the service cost component of NPPC and NPPBC in the same income statement line items as other employee compensation costs arising from services rendered during the period. The other components of NPPC and NPPBC are to be presented separately from this line item and below any subtotal of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The Company adopted ASU No. 2017-07 as of January 1, 2018 and while its adoption did not have a material impact on the Company's results of operations, financial condition and/or financial statement disclosures, it did result in net periodic benefit income of $1.5 million for the year ended December 31, 2017, as previously reported in cost of sales and SG&A expenses in the Company's Consolidated Statement of Operations and Comprehensive (Loss) Income, being reclassified below operating income in the miscellaneous, net line item. See Note 13, "Pension and Post-Retirement Benefits," for more information.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under the new guidance, an entity continues to perform the first step of the annual impairment test by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge is equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019,

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

with early adoption permitted. The Company adopted ASU No. 2017-04 beginning as of October 1, 2018 and recorded a goodwill impairment of $18.0 million related to the Mass Portfolio reporting unit within the Portfolio segment in connection with its annual impairment analysis (see Note 7, "Goodwill and Intangible Assets, Net," for further information on the Company's goodwill and annual impairment testing).

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a simplified transition approach. In addition, the Company elected to apply the package of practical expedients identified under Topic 842. The Company has identified the population of leases to which the guidance applies and has started implementing changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. Based on its preliminary assessment, the Company expects that the adoption of this standard will result in a material increase in the lease-related assets and liabilities on its balance sheet, but expects minimal impact to its statement of operations and cash flows. The Company will be implementing changes to its financial statements and related disclosures in its Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2019.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018, through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Subtopic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. The new guidance on credit losses is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs to defer and recognize as an asset and which costs are expensed as incurred. The new guidance specifies the financial statement presentation of capitalized implementation costs and the related amortization and requires entities to disclose the nature of hosting arrangements that are service contracts; the amount of implementation costs capitalized, amortized and impaired in each reporting period; and provides disclosures about significant judgments made when applying the guidance. Implementation costs that are recognized as an asset under the new guidance would be expensed over the term of the hosting arrangement. The term of the hosting arrangement would be the non-cancellable period of the arrangement and certain periods covered by options to renew the arrangement. The Company currently presents the cost of acquired software as a component of property, plant and equipment in its consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU No. 2018-15 beginning as of January 1, 2020 and is in the process of assessing the impact, if any, that ASU No. 2018-15 is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

2. RESTRUCTURING CHARGES

2018 Optimization Restructuring Program

On November 9, 2018, the Company announced that it was implementing the 2018 Optimization Restructuring Program (the "2018 Optimization Program") designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. In connection with implementing

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

the 2018 Optimization Program, the Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges. The Company also expects to incur approximately $10 million of additional capital expenditures. The Company recorded pre-tax restructuring charges of $5.7 million in 2018, related to the 2018 Optimization Program, with substantially all of the balance expected to be recognized in 2019. Of these charges: (a) $4.5 million were recorded in restructuring charges; and (b) $1.2 million were recorded in SG&A. The Company expects that approximately 85% of the restructuring charges will be paid in cash, of which approximately $0.8 million were paid in 2018 and $25 million to $33 million are expected to be paid in 2019, with any remaining balance to be paid in 2020. The Company expects the 2018 Optimization Program to be substantially completed by December 31, 2019.

A summary of the 2018 Optimization Restructuring Charges incurred through December 31, 2018 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Other Related Charges(a)	Total Restructuring and Related Charges
Cumulative charges incurred through December 31, 2018	$4.5	$—	$4.5	$1.2	$5.7
(a) Other related charges are recorded within SG&A in the Company’s consolidated statement of operations and comprehensive (loss) income.
A summary of the 2018 Optimization Restructuring Charges incurred through December 31, 2018 by reportable segment is presented in the following table:

Charges incurred during the year ended December 31, 2018
Revlon	$1.9
Elizabeth Arden	0.9
Portfolio	1.0
Fragrances	0.7
Total	$4.5

EA Integration Restructuring Program

In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program is designed to reduce the Company’s cost of goods sold and SG&A expenses. The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. In connection with implementing the EA Integration Restructuring Program, the Company recognized $82.2 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) $72.2 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $63.9 million were paid through December 31, 2018. The remaining balance is expected to be substantially paid by the end of 2020.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the EA Integration Restructuring Charges incurred through December 31, 2018 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs		Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2017	$62.8	$5.0		$67.8	$1.4	$3.0	$72.2
Charges incurred during the year ended December 31, 2018	9.4	0.1	(a)	9.5	0.5	—	10.0
Cumulative charges incurred through December 31, 2018	$72.2	$5.1		$77.3	$1.9	$3.0	$82.2
(a) Includes primarily lease termination costs related to certain exited office space.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.
(c) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.
A summary of the EA Integration Restructuring Charges incurred through December 31, 2018 by reportable segment is presented in the following table:

	Charges incurred during the year ended December 31, 2018	Cumulative charges incurred through December 31, 2018
Revlon	$8.3	$32.9
Elizabeth Arden	0.5	13.3
Portfolio	(0.3)	13.1
Fragrances	1.0	18.0
Total	$9.5	$77.3

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2018	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at December 31, 2018
2018 Optimization Program:(a)
Employee severance and other personnel benefits	$—	$4.5	$—	$(0.8)	$—	$3.7
Other	—	1.2	—	—	—	1.2
Total 2018 Optimization Program	—	5.7	—	(0.8)	—	4.9

EA Integration Restructuring Program:(b)
Employee severance and other personnel benefits	25.8	9.4	(0.3)	(21.1)	—	13.8
Other	3.9	0.6	—	(0.3)	—	4.2
Total EA Integration Restructuring Program	29.7	10.0	(0.3)	(21.4)	—	18.0

Other individually immaterial actions:(c)
Employee severance and other personnel benefits	2.5	5.1	—	(3.0)	—	4.6
Other	1.7	1.0	(0.1)	(1.8)	—	0.8
Total other individually immaterial actions	4.2	6.1	(0.1)	(4.8)	—	5.4
Total restructuring reserve	$33.9	$21.8	$(0.4)	$(27.0)	$—	$28.3

				Utilized, Net
	Liability Balance at January 1, 2017	Expense (Income), Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at December 31, 2017
EA Integration Restructuring Program:
Employee severance and other personnel benefits	$31.5	$31.3	$—	$(37.0)	$—	$25.8
Other	3.0	6.4	—	(5.5)	—	3.9
Total EA Integration Restructuring Program	34.5	37.7	—	(42.5)	—	29.7

Other individually immaterial actions:(d)
Employee severance and other personnel benefits	7.1	(2.6)	—	(2.0)	—	2.5
Other	1.2	1.1	0.1	(0.7)	—	1.7
Total other individually immaterial actions	8.3	(1.5)	0.1	(2.7)	—	4.2
Total restructuring reserve	$42.8	$36.2	$0.1	$(45.2)	$—	$33.9
(a) Includes approximately $1.2 million related to other restructuring-related charges that were reflected within SG&A in the Company’s December 31, 2018 Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b) Includes an approximately $2.1 million reversal related to certain positions that were initially identified as part of the program that were subsequently transitioned to other functions within the Company. Other includes $0.5 million in charges related to inventory adjustments and other restructuring-related charges that were reflected within cost of sales in the Company’s December 31, 2018 Consolidated Statement of Operations and Comprehensive (Loss) Income.
(c) Consists primarily of other immaterial restructuring initiatives in Denmark, Italy, Sweden and France.
(d) Consists primarily of: (i) the reversal of approximately $3.2 million in previously accrued restructuring charges recognized in connection with the Company's September 2015 restructuring actions taken to drive certain organizational efficiencies; and (ii) costs related to the restructuring program that Elizabeth Arden commenced prior to the Elizabeth Arden Acquisition.

As of December 31, 2018 and 2017, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

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

	Year Ended December 31,
	2018	2017
Net sales	$—	$—
(Loss) income from discontinued operations, before taxes	(0.1)	2.4
Provision for income taxes	—	0.3
(Loss) income from discontinued operations, net of taxes	(0.1)	2.1

As of December 31, 2018 and December 31, 2017, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2018	2017
Cash and cash equivalents	$1.1	$1.3
Trade receivables, net	0.2	0.2
Total current assets	1.3	1.5
Total assets	$1.3	$1.5

Accounts payable	$0.5	$0.5
Accrued expenses and other	3.3	3.5
Total current liabilities	3.8	4.0
Total liabilities	$3.8	$4.0

4. INVENTORIES

As of December 31, 2018 and 2017, the Company's inventory balances consisted of the following:

	December 31,
	2018	2017
Raw materials and supplies	$143.5	$123.4
Work-in-process	5.6	22.0
Finished goods	374.1	352.5
	$523.2	$497.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5. PREPAID EXPENSES AND OTHER
As of December 31, 2018 and 2017, the Company's prepaid expenses and other balances were as follows:

	December 31,
	2018	2017
Prepaid expenses	$71.5	$43.3
Other	80.5	70.1
	$152.0	$113.4

6. PROPERTY, PLANT AND EQUIPMENT
As of December 31, 2018 and 2017, the Company's property, plant and equipment balances consisted of the following:

	December 31,
	2018	2017
Land and improvements	$11.2	$11.6
Building and improvements	103.2	97.0
Machinery, equipment and capital leases	286.7	275.1
Office furniture, fixtures and capitalized software	220.0	168.3
Counters and trade fixtures	56.0	62.0
Leasehold improvements	51.5	51.4
Construction-in-progress	51.1	92.8
Property, plant and equipment, gross	779.7	758.2
Accumulated depreciation and amortization	(425.2)	(385.5)
Property, plant and equipment, net	$354.5	$372.7
Depreciation and amortization expense on property, plant and equipment for 2018 and 2017 was $66.8 million and $54.4 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Effective January 1, 2018, the Company implemented its brand-centric organizational structure that is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Following this change in the Company's organizational structure, the Company performed an analysis of the components within each reporting segment and identified six reporting units: (1) Revlon; (2) Elizabeth Arden Skin and Color, within the Elizabeth Arden segment, which includes Elizabeth Arden skin care and color cosmetics brands; (3) Elizabeth Arden Fragrances, within the Elizabeth Arden segment, which includes Elizabeth Arden branded fragrances; (4) Mass Portfolio with the Portfolio segment, which includes the Company's Portfolio brands sold primarily through the mass retail channel; (5) Professional Portfolio within the Portfolio segment, which includes the Company's Portfolio brands sold primarily through professional salons; and (6) Fragrances. The Company's Revlon and Fragrances reporting units are consistent with the respective reportable segments.

Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach outlined in ASC 350, using December 31, 2017 carrying values.

The Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's six reporting units and determined that it was more likely than not that the fair values of each of these reporting units exceeded their respective carrying amounts.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of January 1, 2018 using the relative fair value allocation approach, as well as any changes in goodwill by segment during the year ended December 31, 2018:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2017(a)	$265.3	$198.8	$104.6	$120.8	$689.5
Measurement Period Adjustments(b)	—		12.3		12.3
Foreign currency translation adjustment	—	1.5			1.5
Goodwill impairment charge(a)		(10.8)			(10.8)
Balance at December 31, 2017(a)	$265.3	$189.5	$116.9	$120.8	$692.5
Foreign currency translation adjustment	(0.3)	(0.3)	—	—	(0.6)
Goodwill impairment charge	—	(18.0)	—	—	(18.0)
Balance at December 31, 2018	$265.0	$171.2	$116.9	$120.8	$673.9

Cumulative goodwill impairment charges(c)					$(55.2)
(a) Prior period amounts have been restated to reflect the current period's segment presentation.
(b) Measurement Period Adjustments related to the 2016 Elizabeth Arden Acquisition.
(c) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017 and 2018.

Annual impairment testing
For 2018, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2018 using October 1st, 2018 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, as prescribed by ASC 350, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in conjunction with the reassignment of goodwill and relative fair value allocation approach in the first quarter of 2018 and the financial performance of these five reporting units: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Professional Portfolio; and (v) Fragrances. Based upon such assessment, the Company determined that it was more likely than not that the fair values of each of these reporting units exceeded their respective carrying amounts for 2018.

For 2018, the Company used the simplified approach allowed under ASU No. 2017-04 to test its Mass Portfolio reporting unit within the Portfolio segment for impairment. Accordingly, the Company first performed a qualitative assessment indicating that indicators of impairment existed for the Mass Portfolio reporting unit. Following the results of such assessment and the adoption of ASU No. 2017-04 as of October 1, 2018, the Company recorded as an impairment the amount by which the carrying value of the Mass Portfolio reporting unit exceeded its fair value. The Company calculated the fair value of the Mass Portfolio reporting unit using discounted estimated future cash flows. The weighted-average cost of capital used in testing the Mass Portfolio reporting unit for impairment was 10%, with a perpetual growth rate of 2%. As a result of this annual impairment testing, the Company recognized an $18.0 million non-cash goodwill impairment charge related to the Mass Portfolio reporting unit within the Portfolio segment in the fourth quarter of 2018. Following the recognition of this non-cash goodwill impairment charge, the Mass Portfolio reporting unit had $54.3 million in remaining goodwill as of December 31, 2018.

For 2017, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2017 using October 1st, 2017 carrying values, the Company performed qualitative assessments to determine whether it would be necessary to perform the two-step process, to assess the Company's indefinite-lived intangible assets for indicators of impairment. In performing the qualitative assessments, the Company considered the results of the step one test performed in 2016 and the financial performance of the then-current (i) Revlon, Almay and Other; (ii) Elizabeth Arden; and (iii) Professional reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair values of these reporting units exceeded their carrying amounts for 2017. For 2017, the Company determined that it would utilize the two-step process to test the Global Color Brands ("GCB") reporting unit for impairment. The first step of this test indicated that impairment indicators existed for the GCB reporting unit due to continued net sales declines for both of the reporting unit's brands, namely SinfulColors and Pure Ice, and lower promotional activity for the Pure Ice brand. As a result of the annual impairment testing for 2017, the Company recognized a $10.8 million non-cash goodwill impairment charge related to the GCB reporting unit in the fourth quarter of 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of December 31, 2018 and 2017:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.3	$(94.3)	$178.0	13
Customer relationships	248.6	(77.9)	170.7	12
Patents and internally-developed intellectual property	20.9	(10.1)	10.8	6
Distribution rights	31.0	(4.0)	27.0	16
Other	1.3	(1.0)	0.3	1
Total finite-lived intangible assets	$574.1	$(187.3)	$386.8

Indefinite-lived intangible assets:
Trade names	$145.2	N/A	$145.2
Total indefinite-lived intangible assets	$145.2	N/A	$145.2

Total intangible assets	$719.3	$(187.3)	$532.0

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.4	$(72.8)	$198.6	13
Customer relationships	250.6	(46.8)	203.8	13
Patents and internally-developed intellectual property	20.8	(8.4)	12.4	7
Distribution rights	31.0	(2.3)	28.7	17
Other	1.3	(0.6)	0.7	2
Total finite-lived intangible assets	$575.1	$(130.9)	$444.2

Indefinite-lived intangible assets:
Trade names	$147.9	N/A	$147.9
Total indefinite-lived intangible assets	$147.9	N/A	$147.9

Total intangible assets	$723.0	$(130.9)	$592.1

Amortization expense for finite-lived intangible assets was $57.1 million and $43.2 million for the year ended December 31, 2018 and 2017, respectively, with the increase primarily attributable to the accelerated amortization of the Pure Ice intangible assets as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with its principal customer.
In accordance with ASC 360, and in conjunction with the 2018 annual impairment testing, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company also considers several indicators of impairment, including, among others, the following: (i) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used; (ii) a projection or forecast that demonstrates losses associated with the use of a long-lived asset (or asset group); and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows. For the year ended December 31, 2018 and 2017, the

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Company did not recognize any impairment charges related to the carrying value of any of the Company's identifiable intangible assets as a result of the annual impairment testing.
The Company did not recognize any impairment charges related to the carrying value of any of the Company's identifiable intangible assets as a result of the annual impairment testing for the year ended December 31, 2017.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2018:

Estimated Amortization Expense
2019	$41.3
2020	34.1
2021	33.1
2022	32.2
2023	30.7
Thereafter	215.4
Total	$386.8

8. ACCRUED EXPENSES AND OTHER

As of December 31, 2018 and 2017, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,
	2018	2017
Advertising and promotional costs	$76.2	$84.0
Sales returns and allowances	97.7	61.7
Compensation and related benefits	55.9	59.6
Taxes	30.9	48.4
Restructuring reserve	26.4	33.3
Interest	33.8	23.8
Other	110.0	102.0
Total	$430.9	$412.8

9. SHORT-TERM BORROWINGS
Products Corporation had outstanding short-term borrowings, which are reflected in Note 10, "Long-Term Debt," aggregating to $9.3 million and $12.4 million at December 31, 2018 and 2017, respectively. The weighted average interest rate on these short-term borrowings outstanding at December 31, 2018 and 2017 was 6.2% and 5.0%, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

10. LONG-TERM DEBT

As of December 31, 2018 and 2017, the Company's debt balances consisted of the following:

	December 31,
	2018	2017
2018 Foreign Asset-Based Term Loan Credit Agreement due 2021, net of discounts and debt issuance costs (see (a) below)	$82.7	$—
2016 Revolving Credit Facility due 2021, net of debt issuance costs (see (b) below)	330.0	152.1
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (see (c) below)	1,724.6	1,735.9
5.75% Senior Notes due 2021, net of debt issuance costs (see (d) below)	496.6	495.1
6.25% Senior Notes due 2024, net of debt issuance costs (see (e) below)	441.4	440.3
Spanish Government Loan due 2025	0.5	0.5
	$3,075.8	$2,823.9
Less current portion(*)	(348.1)	(170.2)
	$2,727.7	$2,653.7

Short-term borrowings	$9.3	$12.4
(*) At December 31, 2018, the Company classified $348.1 million as its current portion of long-term debt, comprised primarily of $330 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2017, the Company classified $170.2 million as its current portion of long-term debt, comprised primarily of $152.1 million of net borrowings under the 2016 Revolving Credit Facility, net of debt issuance costs, and $18.1 million of amortization payments on the 2016 Term Loan Facility.

Current Year Debt Transactions
(a) 2018 Foreign Asset-Based Term Loan Credit Agreement
In July 2018, Revlon Holdings B.V. (the "Dutch Borrower"), a wholly owned indirect foreign subsidiary of Products Corporation, Revlon Finance LLC, a wholly owned direct subsidiary of the Dutch Borrower (the "U.S. Co-Borrower" and, together with the Dutch Borrower, the "Borrowers"), the other loan parties, the lenders party thereto and Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"), entered into an Asset-Based Term Loan Credit Agreement (the "2018 Asset-Based Term Facility" and the "2018 Asset-Based Term Agreement," respectively) and related guarantee and security agreements.

Principal and Maturity: The 2018 Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018. The 2018 Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to €43 million, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2018 Asset-Based Term Facility were used for working capital and other general corporate purposes. The 2018 Asset-Based Term Facility matures on July 9, 2021.

The 2018 Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of monthly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2018 Asset-Based Term Facility is based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the "Borrowing Base Guarantors" and, together with the Borrowers, the "Loan Parties"). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the Agent.

Guarantees and Security: The 2018 Asset-Based Term Facility is guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each Borrowing Base Guarantor (not including Revlon or Products Corporation) on a limited recourse basis (the "Parent Guarantors"). The obligations of the Loan Parties and the Parent Guarantors under the 2018 Asset-Based Term

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Facility are secured by first-ranking pledges of the equity of each Loan Party, the inventory and accounts receivable of the Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2018 Asset-Based Term Facility) and certain other material assets of the Borrowing Base Guarantors. The 2018 Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest is payable on each interest payment date as set forth in the 2018 Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the 2018 Asset-Based Term Facility at a rate per annum equal to the EURIBOR rate plus an applicable margin equal to 6.50%. The Borrowers are obligated to pay certain fees and expenses in connection with the 2018 Asset-Based Term Facility, including a fee payable to Citibank, N.A. for its services as Agent. Voluntary prepayments and certain mandatory prepayments of the loans under the 2018 Asset-Based Term Facility made prior to January 9, 2019 were subject to a 1.0% premium. Loans under the 2018 Asset-Based Term Facility may be prepaid without premium or penalty after January 9, 2019.

Affirmative and Negative Covenants: The 2018 Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The Parent Guarantors are subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The 2018 Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.

Prepayments: The Borrowers must prepay loans under the 2018 Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the 2018 Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the 2018 Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

During 2018, the Company incurred approximately $5.7 million of fees and expenses in connection with consummating the 2018 Asset-Based Term Agreement, which were capitalized and are being amortized over the remaining term of the 2018 Asset-Based Term Facility using the effective interest method. The aggregate principal amount outstanding under the 2018 Asset-Based Term Agreement at December 31, 2018 was $88.3 million.

2018 Senior Line of Credit Facility
In June 2018, Products Corporation entered into a 2018 Senior Unsecured Line of Credit Agreement (the "2018 Senior Line of Credit Agreement") that provided Products Corporation with a $50 million senior unsecured line of credit (the "2018 Senior Line of Credit Facility") from MacAndrews & Forbes Incorporated, Revlon’s majority stockholder. The 2018 Senior Line of Credit Facility allowed Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matured on December 31, 2018. The highest outstanding balance under this facility at any one time during 2018 was $35 million. As of its December 31, 2018 maturity date, Products Corporation had fully repaid all outstanding short-term borrowings under this facility.
Loans that were outstanding under the 2018 Senior Line of Credit Facility bore interest at an annual rate of 8%, which was payable quarterly in arrears in cash. Products Corporation had the right, at its option, to prepay any borrowings under the 2018 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation was required to repay outstanding loans under the 2018 Senior Line of Credit Facility, together with accrued interest thereon, if and to the extent that: (i) Products Corporation or any of its subsidiaries entered into a new financing agreement under which it or any of its subsidiaries was able to draw; or (ii) for any reason Products Corporation or any of its subsidiaries had available unrestricted cash that Products Corporation determined, in its reasonable judgment, was not required to run their operations in the ordinary course of business, provided that such repayment under this clause (ii) would

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

not have resulted in material adverse tax consequences. For the year ended December 31, 2018, the Company had net repayments of $15 million under this facility.
The 2018 Senior Line of Credit Agreement included customary events of default, including a cross default provision that made it an event of default under the 2018 Senior Line of Credit Agreement if there existed and continued an event default under Products Corporation’s existing bank term loan and revolver credit agreements or the indentures for Products Corporation’s 5.75% Senior Notes or 6.25% Senior Notes. If any such event of default occurred, MacAndrews & Forbes Incorporated had the right to declare all outstanding loans under the 2018 Senior Line of Credit Facility to be due and payable immediately.

(b) April 2018 Amendment to 2016 Revolving Credit Facility
In April 2018, Products Corporation entered into an amendment and restatement to the Original 2016 Revolving Credit Agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (the "Revolver Amendment," and the Original 2016 Revolving Credit Agreement, as amended by the Revolver Amendment, the "2016 Revolving Credit Agreement," and together with the 2016 Term Loan Agreement being the "2016 Credit Agreements"). Pursuant to the Revolver Amendment, a new $41.5 million senior secured first in, last out tranche (the "Tranche B") was established under the 2016 Revolving Credit Agreement and the existing $400 million tranche under the Original 2016 Revolving Credit Facility (and as in effect after the Revolver Amendment, the "2016 Revolving Credit Facility," and together with the 2016 Term Loan Facility, being the "2016 Senior Credit Facilities") became a senior secured last in, first out tranche (the "Tranche A," and together with the Tranche B, the "Tranches"). See Note 22, "Subsequent Events," for additional information regarding the maturity of the Tranche B and related information.
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
During 2018, the Company incurred approximately $4.0 million of fees and expenses in connection with the Revolver Amendment, which were capitalized and are being amortized over the remaining term of the Revolver Amendment using the effective interest method. The aggregate principal amount outstanding under Tranche A and Tranche B of the 2016 Revolving Credit Facility at December 31, 2018 was $293.5 million and $41.5 million, respectively.
Following is an updated description of Products Corporation’s 2016 Senior Credit Facilities, after giving effect to the April 2018 Revolver Amendment:
2016 Senior Credit Facilities
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1.8 billion 2016 Term Loan Facility (the "2016 Term Loan Facility" and such agreement being the "2016 Term Loan Agreement"); and (ii) the 5-year $400 million 2016 Revolving Credit Facility (the "Original 2016 Revolving Credit Facility" and such agreement being the "Original 2016 Revolving Credit Agreement"). Products Corporation also completed the issuance of $450 million aggregate principal amount of its 6.25% Senior Notes due August 1, 2024 (the "6.25% Senior Notes"). The proceeds of Products Corporation's issuance of the 6.25% Senior Notes and the 2016 Term Loan Facility, together with approximately $35 million of borrowings under the Original 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350 million aggregate principal amount outstanding of the then-existing Elizabeth Arden Senior Notes (the "Elizabeth Arden Senior Notes"); (ii) repaying the entire $142 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55 million liquidation preference of all 50,000 shares of Elizabeth Arden's then-issued and outstanding preferred stock (which amount included a $5 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 Term Loan (the "2011 Term Loan") and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

facilities were terminated upon such repayment) (together with the 2011 Term Loan, the "Old Term Loan Agreement" and the "Old Term Loan Facility," respectively). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
Previous Years Debt Related Transactions
(b) 2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the Original 2016 Revolving Credit Agreement, which was amended and restated on April 12, 2018 pursuant to the Revolver Amendment, and for which Citibank, N.A. acts as administrative agent and collateral agent. After giving effect to the Revolver Amendment, the 2016 Revolving Credit Facility has an aggregate maximum availability of $441.5 million (with a $100 million sublimit for letters of credit and up to $70 million available for swing line loans), which availability is subject to the amount of the borrowing base.  The 2016 Revolving Credit Facility may be increased by the greater of (x) $33.5 million and (y) the excess of the borrowing base over the amounts of then-effective commitments. The 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation in respect of the Tranche A under the 2016 Revolving Credit Facility continues to be based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) the lesser of (A) the sum of (x) 75% of the net orderly liquidation value in respect of eligible equipment and (y) 75% of the mortgage value of eligible real property and (B) $40 million and (iv) qualified restricted cash (capped at $75 million), which are collectively subject to certain availability reserves set by the administrative agent. The borrowing base calculation in respect of the Tranche B under the 2016 Revolving Credit Facility is based on the sum of: (i) 10% of eligible accounts receivable and (ii) the lesser of 10% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory, which are collectively subject to certain availability reserves set by the administrative agent. Tranche B under the 2016 Revolving Credit Facility matures on April 17, 2020. See Note 22, "Subsequent Events," for additional information regarding the maturity of the Tranche B and related information. Tranche A under the 2016 Revolving Credit Facility continues to mature on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million.

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional junior secured debt and unsecured debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain "payment conditions" for asset-based credit facilities are satisfied. The 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s "Liquidity Amount" (defined in the 2016 Revolving Credit Agreement as the Borrowing Base (capped at 100% of the Revolving Commitment) less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense and scheduled principal payments under the 2016 Term Loan Agreement for such period, the "FCCR") of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. See Note 21, "Subsequent Events." Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the 2016 Revolving Credit Facility. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2018, all of the $96.4 million of availability under the 2016 Revolving Credit Facility was available as of such date.

Prepayments: Products Corporation must prepay (i) Tranche A borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans thereunder and letters of credit exceed the Tranche A availability and (ii) Tranche B borrowings under the 2016 Revolving Credit Facility to the extent that outstanding loans thereunder exceed the Tranche B availability; provided that the Tranche A borrowings are required to be repaid prior to the repayment of the Tranche B borrowings. During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the 2016 Revolving Credit Facility. See Note 21, "Subsequent Events." The above descriptions of the terms of the 2016 Term Loan Facility and the 2016 Revolving Credit Facility and the related security and collateral agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to the Company's prior SEC filings.
(c) 2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due February 15, 2021 (the "5.75% Senior Notes") if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated. The aggregate principal amount outstanding under the 2016 Term Loan Facility at December 31, 2018 was $1,759.5 million.

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

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) 50% of excess cash flow for fiscal years ending December 31st, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty. No excess cash flow payments were due and payable with respect to 2018.

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
The 5.75% Senior Notes were issued pursuant to the 5.75% Senior Notes Indenture (the "5.75% Senior Notes Indenture" and together with the 6.25% Senior Notes Indenture, the "Senior Notes Indentures"), dated as of February 8, 2013 (the "5.75% Senior Notes Closing Date"), by and among Products Corporation, Products Corporation’s domestic subsidiaries (the "5.75% Senior Notes Guarantors"), which also currently guarantee Products Corporation’s 2016 Senior Credit Facilities and the 6.25% Senior Notes, and U.S. Bank National Association, as trustee (the "5.75% Senior Notes Trustee"). The 5.75% Senior Notes Guarantors issued guarantees (the "5.75% Senior Notes Guarantees") of Products Corporation’s obligations under the 5.75% Senior Notes and the 5.75% Senior Notes Indenture on a joint and several, senior unsecured basis.
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
Optional Redemption: Beginning February 15, 2019, the 5.75% Senior Notes may be redeemed at Products Corporation's option, at any time as a whole, or from time-to-time in part, at 100% of their principal amount, plus accrued interest to the date of redemption.
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
In addition, if during any period of time the 5.75% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 5.75% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant. The aggregate principal amount outstanding under the 5.75% Senior Notes at December 31, 2018 was $500.0 million.

(e) 6.25% Senior Notes

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
The aggregate principal amount outstanding under the 6.25% Senior Notes at December 31, 2018 was $450.0 million.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of December 31, 2018. At December 31, 2018, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Aggregate principal amount outstanding at December 31, 2018	Availability at December 31, 2018 (a)
Tranche A of the 2016 Revolving Credit Facility	$400.0	$293.5	$96.4
Tranche B of the 2016 Revolving Credit Facility	41.5	41.5	N/A
Total Tranche A & B of the 2016 Revolving Credit Facility(a)	$441.5	$335.0	$96.4
(a) Availability as of December 31, 2018 is based upon the revolving commitment of $441.5 million, less $10.1 million of outstanding undrawn letters of credit and $335.0 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2018, all of the $96.4 million of availability under the 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2018.

Long-Term Debt Maturities
The aggregate amounts of contractual long-term debt maturities at December 31, 2018 in the years 2019 through 2023 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2019	$353.1	(a)
2020	18.1	(b)
2021	606.4	(c)
2022	18.1	(b)
2023	1,687.6	(d)
Thereafter	450.0	(e)
Total long-term debt	3,133.3
Discounts and deferred finance charges	(57.5)
Total long-term debt, net of discounts and deferred finance charges	$3,075.8

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(a)
Amount consists primarily of $335 million in aggregate principal amount of borrowings under the 2016 Revolving Credit Facility outstanding as of December 31, 2018 and the quarterly amortization payments payable in 2019 under the 2016 Term Loan Facility.

(b)	Amount consists primarily of the quarterly amortization payments described in (a) above payable in 2020.

(c)
Amount is primarily comprised of the $500 million in aggregate principal amount under the 5.75% Senior Notes, which are scheduled to mature in February 2021 and the U.S. dollar equivalent of the €77 million in aggregate principal amount under the 2018 Asset-Based Term Facility, in each case outstanding as of December 31, 2018, and the quarterly amortization payment described in (a) above payable in 2021.

(d)
Amount consists primarily of the quarterly amortization payments due under the 2016 Term Loan Facility during 2023 and the remaining aggregate principal amount outstanding at December 31, 2018 under the 2016 Term Loan Facility, which is scheduled to mature in September 2023.

(e)	Amount consists of the $450 million aggregate principal amount outstanding at December 31, 2018 under the 6.25% Senior Notes, which are scheduled to mature in August 2024.

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
As of December 31, 2018, the Company did not have any financial assets and liabilities that were required to be measured at fair value.
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

(a) The fair value of the Company’s FX Contracts, which matured in December 2018, was measured based on observable market transactions for similar transactions in actively quoted markets of spot and forward rates on the respective dates. See Note 12, "Financial Instruments."
(b) The fair value of Products Corporation's 2013 Interest Rate Swap (as hereinafter defined), which expired in May 2018, was measured based on the implied forward rates from the U.S. Dollar 3-month LIBOR yield curve on the respective dates. See Note 12, "Financial Instruments."

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2018, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	December 31, 2018
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,259.5	$—	$2,259.5	$3,075.8

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

12. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.1 million (including amounts available under credit agreements in effect at that time) were maintained as of both December 31, 2018 and December 31, 2017. Included in these amounts are approximately $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs, in each case as outstanding as of December 31, 2018 and December 31, 2017, respectively. The estimated liability under such programs is accrued by Products Corporation.

Derivative Financial Instruments

The Company may, from time to time, use derivative financial instruments, primarily FX Contracts, to manage foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. Prior to its expiration in May 2018, the Company used interest rate hedging transactions to manage interest rate risk associated with Products Corporation’s variable-rate indebtedness. As of December 31, 2018, the accumulated deferred losses related to the 2013 Interest Rate Swap have been fully amortized into earnings. The Company does not hold or issue financial instruments for speculative or trading purposes.
Foreign Currency Forward Exchange Contracts
The FX Contracts may, from time to time, be entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The FX Contracts in the Company's hedging program matured in December 2018. The U.S. Dollar notional amounts of the FX Contracts outstanding as of December 31, 2018 and December 31, 2017 were nil and $147.1 million, respectively.
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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which totaled nil as of December 31, 2018 and $0.6 million as of December 31, 2017. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the Company's counterparties to its derivative instruments, the Company believes that the risk of loss under these derivative instruments arising from any non-performance by any of the counterparties is remote.

Quantitative Information – Derivative Financial Instruments

As of December 31, 2018, the Company did not have any derivative financial instruments.

As of December 31, 2017, the fair values of the Company's derivative financial instruments in its Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Instruments
	Assets		Liabilities
	Balance Sheet	December 31, 2017	Balance Sheet	December 31, 2017
	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments:
FX Contracts(a)	Prepaid expenses and other	$0.6	Accrued Expenses and other	$1.9
2013 Interest Rate Swap(b)	Prepaid expenses and other	—	Accrued expenses and other	0.9

(a) The fair values of the FX Contracts as of December 31, 2017 were measured based on observable market transactions of spot and forward rates as of December 31, 2018 and 2017, respectively. The FX Contracts matured in December 2018.
(b) The fair value of the 2013 Interest Rate Swap as of December 31, 2017 was measured based on the implied forward rate from the U.S. Dollar 3-month LIBOR yield curve as of December 31, 2017. The 2013 Interest Rate Swap expired in May 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The effects of the Company's derivative financial instruments on its Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Year Ended December 31,
		2018	2017
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$(1.2)	$(3.7)
FX Contracts	Foreign currency gain (loss), net	0.2	(4.1)
2013 Interest Rate Swap	Miscellaneous, net	0.2	0.1

	Amount of Gain Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2018	2017
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$0.7	$2.3
(a) Net of tax benefits of $0.5 million and $1.4 million for the year ended December 31, 2018 and 2017, respectively.

13. PENSION AND POST-RETIREMENT BENEFITS
Savings Plan:
The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 10%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $5.3 million and $5.5 million during 2018 and 2017, respectively (the 2017 amount includes $2.5 million of matching contributions made to the Elizabeth Arden defined contribution plan, acquired in the 2016 Elizabeth Arden Acquisition, which effective January 1, 2018 was merged into the Company's Savings Plan). The Company also offers a non-qualified defined contribution plan (the "Excess Savings Plan") providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets.
The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit-sharing component that enables the Company, should it elect to do so, to make discretionary profit-sharing contributions. For 2018, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $6.8 million (of which $5.3 million was paid in 2018 and $1.5 million was paid in January 2019), or up to 3% of eligible compensation, which was credited on a quarterly basis. For 2017, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $5.1 million (of which $4.0 million was paid in 2017 and $1.1 million was paid in January 2018), or up to 3% of eligible compensation, which was credited on a quarterly basis.
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
Other Post-retirement Benefits:
The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Products Corporation and MacAndrews & Forbes. (See Note 21, "Related Party Transactions").
The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(661.4)	$(640.5)	$(14.0)	$(13.4)
Service cost	(2.0)	(3.0)	—	—
Interest cost	(18.6)	(19.6)	(0.4)	(0.4)
Actuarial gain (loss)	42.0	(22.3)	1.4	(1.1)
Curtailment gain	—	3.3	—	—
Other pension settlements	—	3.6	—	—
Benefits paid	45.2	43.2	0.8	0.9
Other (a)	—	(18.4)	—	—
Plan participant contributions	(0.6)	(0.7)	—	—
Foreign currency translation adjustments	4.4	(7.0)	—	—
Benefit obligation - end of year	$(591.0)	$(661.4)	$(12.2)	$(14.0)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$497.2	$464.0	$—	$—
Actual return on plan assets	(24.2)	53.5	—	—
Employer contributions	8.0	7.6	0.8	0.9
Other pension settlements	—	(3.6)	—	—
Benefits paid	(45.2)	(43.2)	(0.8)	(0.9)
Other (a)	—	11.6	—
Plan participant contributions	0.6	0.7	—
Foreign currency translation adjustments	(4.0)	6.6	—	—
Fair value of plan assets - end of year	$432.4	$497.2	$—	$—
Unfunded status of plans at December 31,	$(158.6)	$(164.2)	$(12.2)	$(14.0)

(a)	Other includes the addition of a foreign non-qualified defined benefit plan assumed in connection with the Elizabeth Arden Acquisition.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

With respect to the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2018 and 2017 consisted of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2018	2017	2018	2017
Other long-term assets	$4.8	$1.5	$—	$—

Accrued expenses and other	(5.9)	(6.2)	(0.7)	(0.7)
Pension and other post-retirement benefit liabilities	(157.5)	(159.5)	(11.5)	(13.3)
Total liability	$(158.6)	$(164.2)	$(12.2)	$(14.0)

Accumulated other comprehensive loss, gross	$252.6	$253.2	$2.7	$4.5
Income tax benefit	(44.4)	(43.3)	(0.6)	(0.9)
Portion allocated to Revlon Holdings	(0.8)	(0.9)	—	(0.2)
Accumulated other comprehensive loss, net	$207.4	$209.0	$2.1	$3.4
With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.4 million and $2.6 million at December 31, 2018 and 2017, respectively, relating to pension plan liabilities retained by such affiliates.
As of December 31, 2018 and 2017, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2018	2017
Projected benefit obligation	$591.0	$661.4
Accumulated benefit obligation	589.1	661.1
Fair value of plan assets	432.4	497.2

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans were as follows for the periods presented:

	Pension Plans		Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2018	2017	2018	2017
Net periodic benefit costs:
Service cost	$2.0	$3.0	$—	$—
Interest cost	18.6	19.6	0.4	0.4
Expected return on plan assets	(27.8)	(28.6)	—	—
Amortization of actuarial loss	9.2	9.5	0.4	0.3
Curtailment gain(a)	(0.1)	(2.6)	—	—
Total net periodic benefit costs prior to allocation	$1.9	$0.9	$0.8	$0.7
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$1.8	$0.8	$0.8	$0.7
(a) As a result of the Elizabeth Arden Acquisition, the Company recognized $0.1 million and $2.6 million in curtailment gains related to a foreign non-qualified defined benefit plan of an Elizabeth Arden subsidiary for the years ended December 31, 2018 and 2017, respectively.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In the year ended December 31, 2018, the Company recognized net periodic benefit cost of $2.6 million, compared to net periodic benefit cost of $1.5 million in the year ended December 31, 2017, primarily due to the curtailment gain recognized during 2017, partially offset by lower service costs, interest costs and expected return on plan assets during 2018.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Year Ended December 31,
	2018	2017
Net periodic benefit (income) costs:
Cost of sales	$0.1	$—
Selling, general and administrative expense	1.9	3.0
Miscellaneous, net	0.6	(1.5)
Total net periodic benefit costs(a)	$2.6	$1.5
(a) As a result of the Company's adoption of ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, in 2018, the Company presents the service cost component of NPPC and NPPBC in the same income statement line items as other employee compensation costs arising from services rendered during the period (i.e., in cost of sales and SG&A) and presents the other components of NPPC and NPPBC below operating income, in miscellaneous, net.
Amounts recognized in accumulated other comprehensive loss at December 31, 2018 with respect to the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$252.7	$2.7	$255.4
Prior service cost	(0.1)	—	(0.1)
Accumulated Other Comprehensive Loss, Gross	252.6	2.7	255.3
Income tax benefit	(44.4)	(0.6)	(45.0)
Portion allocated to Revlon Holdings	(0.8)	—	(0.8)
Accumulated Other Comprehensive Loss, Net	$207.4	$2.1	$209.5
The total actuarial losses and prior service costs with respect to the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2018 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2019, is $9.6 million and $0.2 million, respectively.
Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2018	2017	2018	2017
Discount rate	4.13%	3.47%	2.52%	2.19%
Rate of future compensation increases	3.50%	3.50%	2.02%	1.75%
The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

	U.S. Plans		International Plans
	2018	2017	2018	2017
Discount rate	3.47%	3.92%	2.19%	2.24%
Expected long-term return on plan assets	6.00%	6.50%	4.95%	4.81%
Rate of future compensation increases	3.50%	3.50%	1.75%	2.01%
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
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 6.0% and 4.95% weighted-average long-term rate of return on plan assets assumption during 2018 for the U.S. and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company’s U.S. and International pension plans have target asset allocation ranges that are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time-to-time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class in effect for 2018 were as follows:

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	20% - 30%	—
Fixed income securities	10% - 20%	—
Common and collective funds	30% - 50%	100%
Hedge funds	5% - 15%	—
Cash and other investments	0% - 10%	—
Fair Value of Pension Plan Assets:
The following table presents information on the fair value of the Company's U.S. and International pension plan assets at December 31, 2018 and 2017:

	U.S. Plans		International Plans
	2018	2017	2018	2017
Fair value of plan assets	$358.3	$413.6	$74.1	$83.6
The Company determines the fair values of the Company’s U.S. and International pension plan assets as follows:

•
Common and preferred stock: The fair values of the investments included in the common and preferred stock asset class generally reflect the closing price reported on the major market where the individual securities are traded. The Plan classifies common and preferred stock investments within Level 1 of the fair value hierarchy.

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

•
Fixed income securities: The fair values of the investments included in the fixed income securities asset class are based on a compilation of primarily observable market information and/or broker quotes. The Company classifies fixed income securities investments within Level 2 of the fair value hierarchy.

•
Common and collective funds: The fair values of the investments included in the common and collective funds asset class are determined using NAV provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the common and collective fund, minus its liabilities, and then divided by the number of shares outstanding. The redemption frequencies for the investments in the common and collective funds asset class range from daily to monthly, with redemption notice periods that range from 2 to 10 business days. The Company classifies common and collective fund investments within Level 1 or Level 2 of the fair value hierarchy, depending on whether certain criteria are met. Some common and collective funds for which fair value is not readily determinable are recorded using NAV per share or its equivalent, as permitted by the practical expedient, provided by ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset per Share (or Its Equivalent) (the “ASU No. 2015-07 practical expedient”). These investments are not assigned a fair value hierarchy level.

•
Hedge funds: The hedge funds asset class includes hedge funds that primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair values of investments included in the hedge

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

funds class are determined using NAV provided by the administrator of the funds. The hedge fund investments in the hedge funds asset class may employ leverage, generally can be sold on a quarterly or monthly basis and have redemption notice periods that range up to 90 business days. Hedge fund investments are generally recorded using NAV per share or its equivalent, as permitted by the ASU No. 2015-07 practical expedient, and are not assigned a fair value hierarchy level.

•	Cash and cash equivalents: Cash and cash equivalents are measured at cost, which approximates fair value. The Company classifies cash and cash equivalents within Level 1 of the fair value hierarchy.

The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2018 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Common and Preferred Stock:
U.S. Small/Mid Cap Equity	$7.0	$7.0	$—	$—
Mutual Funds (a):
Corporate Bonds	10.6	10.6	—	—
Government Bonds	13.4	13.4	—	—
U.S. Large Cap Equity	0.2	0.2	—	—
International Equities	9.4	9.4	—	—
Emerging Markets International Equity	5.3	5.3	—	—
Cash and Cash Equivalents	2.2	2.2	—	—
Other (b)	1.8	1.8	—	—
Fixed Income Securities:
Government Bonds	70.0	—	70.0	—
Common and Collective Funds (a):
Corporate Bonds	40.7	19.6	21.1	—
Government Bonds	43.0	6.6	36.4	—
U.S. Large Cap Equity	54.5	38.8	15.7	—
U.S. Small/Mid Cap Equity	6.9	6.9	—	—
International Equities	58.4	5.5	52.9	—
Emerging Markets International Equity	14.9	8.5	6.4	—
Cash and Cash Equivalents	1.7	1.7	—	—
Other (b)	(1.6)	—	(1.6)	—
Cash and Cash Equivalents	22.2	22.2	—	—
Total Plan Assets in the fair value hierarchy	$360.6	$159.7	$200.9	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	36.3
Hedge Funds	35.5
Total Plan Assets measured at Net Asset Value	$71.8

Total Plan Assets at Fair Value	$432.4	$159.7	$200.9	—

(a)
The investments in mutual funds and common and collective funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds and other investment classes), while the fair value hierarchy levels of the investments are based on the respective trust’s direct ownership unit of account.

(b)	Comprised of investments in equities, fixed income instruments, currencies, derivatives and/or commodities.

(c)
These investments are presented for reconciliation purposes, but are not required to be categorized in the fair value hierarchy as they are measured at fair value using the net asset per share or its equivalent, as permitted by the ASU No. 2015-07 practical expedient.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2017 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Common and Preferred Stock:
U.S. Small/Mid Cap Equity	$18.3	$18.3	$—	$—
Mutual Funds (a):
Corporate Bonds	17.7	17.7	—	—
Government Bonds	8.4	8.4	—	—
U.S. Large Cap Equity	0.1	0.1	—	—
International Equities	3.8	3.8	—	—
Emerging Markets International Equity	7.4	7.4	—	—
Other (b)	4.5	4.5	—	—
Fixed Income Securities:
Corporate Bonds	46.7	—	46.7	—
Government Bonds	15.4	—	15.4	—
Common and Collective Funds (a)(d):
Corporate Bonds	49.8	27.3	22.5	—
Government Bonds	44.1	7.4	36.7	—
U.S. Large Cap Equity	68.7	55.1	13.6	—
U.S. Small/Mid Cap Equity	16.1	16.1	—	—
International Equities	75.7	5.7	70.0	—
Emerging Markets International Equity	18.3	10.6	7.7	—
Cash and Cash Equivalents	4.2	4.2	—	—
Other (b)	3.5	0.0	3.5	—
Cash and Cash Equivalents	8.2	8.2	—	—
Total Plan Assets in the fair value hierarchy	$410.9	$194.8	$216.1	$—

Investments measured at Net Asset Value (c)
Common and Collective Funds	37.5
Hedge Funds	48.8
Total Plan Assets measured at Net Asset Value	$86.3

Total Plan Assets at Fair Value	$497.2	$194.8	$216.1	$—

(a)
The investments in mutual funds and common and collective funds are disclosed above within the respective underlying investments’ class (i.e., various equities, corporate bonds, government bonds and other investment classes), while the fair value hierarchy levels of the investments are based on the respective trust’s direct ownership unit of account.

(b)	Comprised of investments in equities, fixed income instruments, currencies, derivatives and/or commodities.

(c)
These investments are presented for reconciliation purposes, but are not required to be categorized in the fair value hierarchy as they are measured at fair value using the net asset per share or its equivalent, as permitted by the ASU No. 2015-07 practical expedient.

(d)
Commencing in 2018, the Company determined that certain of its investments in common and collective funds met certain criteria to be considered Level 2 investments within the fair value hierarchy. As such, the 2017 fair value hierarchy schedule was updated to conform to the current presentation.

There were no transfers into or out of Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2018 or 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Estimated Future Benefit Payments:
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2019	$44.5	$1.2
2020	44.5	1.2
2021	42.3	1.2
2022	42.6	1.1
2023	41.8	1.1
Years 2024 to 2028	196.1	4.7
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During 2018, $8.0 million and $0.8 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively.  During 2019, the Company expects to contribute approximately $12 million in the aggregate to its pension and other post-retirement benefit plans.

14. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.6 million shares available for grant as of December 31, 2018. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

Stock options:
Non-qualified stock options granted under the Stock Plan, if granted, are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2018 and 2017, there were no options exercisable under the Stock Plan and there was no stock option activity for 2018 and 2017.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restricted stock awards and restricted stock units:
A summary of the restricted stock and RSU activity for each of 2018 and 2017 is presented in the following table:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	411.0	$30.78
Granted	853.1	30.94
Vested(b)	(216.0)	32.63
Forfeited	(253.1)	32.60
Outstanding at December 31, 2017	795.0	29.87
Granted(a)	1,303.9	19.39
Vested(b)	(388.7)	33.04
Forfeited(a)	(303.5)	25.08
Outstanding at December 31, 2018	1,406.7	20.32

(a)
The 2018 grants include 69,767 restricted stock awards and 1,234,116 RSUs, the latter granted pursuant to the Long-Term Incentive Program under the Stock Plan, as discussed below. 2018 forfeited shares include 251,495 restricted stock awards and 52,022 RSUs.

(b)
Of the amounts that vested during 2018 and 2017, 167,297 and 89,620 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market. (See discussion under "Treasury Stock" in Note 17, "Stockholders' Deficiency").

The Company recognizes non-cash compensation expense related to restricted stock awards and RSUs under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense under the Stock Plan of $17.2 million and $6.8 million during 2018 and 2017, respectively. The 2018 total compensation expense consisted of $9.8 million related to restricted stock awards and $7.4 million related to the Long-Term Incentive Program discussed below. The total fair value of restricted stock and RSUs that vested during 2018 and 2017 was $12.8 million and $7 million, respectively. The deferred stock-based compensation balance related to restricted stock awards was $19.9 million at December 31, 2018. Of this balance, $4.5 million related to restricted stock awards and $15.4 million related to RSUs granted under the Long-Term Incentive Program, and they will be amortized ratably to compensation expense over a weighted-average remaining vesting period of 2.09 years.

The Stock Plan allows for awards of restricted stock and RSUs to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 2 years to 5 years. The Company granted 69,767 shares of restricted stock to certain executives during 2018, which vest ratably over a 3-year period, with the first tranche of such grants scheduled to vest in March 2019. The Company granted 853,111 shares of restricted stock to certain executives during 2017, which vest over a range of 2 years to 5 years, with the first tranche of such grants having vested in April 2017.

Pursuant to the Company’s amended and restated employment agreement (the “2018 CEO Employment Agreement”), dated November 16, 2018, with Debra Perelman, the Company’s President and Chief Executive Officer, on November 16, 2018 the Company granted Ms. Perelman: (i) 73,986 time-based RSUs as part of the 2018 LTIP program under the Stock Plan, one-third of which are scheduled to vest on each of March 15, 2019, March 15, 2020 and March 15, 2021 and will be settled as soon as practicable thereafter; and (ii) 73,986 performance-based RSUs that are scheduled to cliff-vest at the completion of the 3-year performance period. Each RSU represents a contingent right to receive one share of Class A Common Stock or, at the Company’s election, the cash value thereof as of the dates that the RSUs are settled.

Pursuant to the Company’s employment agreement (the “CFO Employment Agreement”), dated March 12, 2018, with Victoria Dolan, the Company’s Chief Financial Officer, on November 8, 2018 the Company granted Ms. Dolan: (i) 12,690 time-based RSUs as part of the 2018 LTIP program under the Stock Plan, one-third of which are scheduled to vest on each of March 15, 2019, March 15, 2020 and March 15, 2021 and will be settled as soon as practicable thereafter; and (ii) 12,690 performance-based RSUs that are scheduled to cliff-vest at the completion of the 3-year performance period. Each RSU represents a contingent right to receive one share of Class A Common Stock or, at the Company’s election, the cash value thereof as of the dates that the RSUs

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

are settled. In connection with the CFO Employment Agreement, on March 15, 2018 (the “CFO Grant Date”) the Company also granted Ms. Dolan 69,767 restricted shares of Revlon Class A Common Stock, which are scheduled to vest ratably on each of the first 3 anniversaries of the CFO Grant Date, provided that Ms. Dolan remains employed by the Company on each applicable vesting date, and is subject to earlier vesting upon the occurrence of a “change of control.”

Pursuant to the Company’s employment agreement with Mr. Fabian Garcia, the Company’s former President and Chief Executive Officer, on April 15, 2017 (the "Garcia Grant Date"), Revlon granted to Mr. Garcia 270,489 restricted shares of Revlon Class A Common Stock (the "Garcia Restricted Stock Grant"). One-fifth of the Garcia Restricted Stock Grant vested on the Garcia Grant Date (provided that the Company withheld 30,197 shares for the payment of withholding taxes due upon such vesting event pursuant to the terms of the Stock Plan). Pursuant to the terms of his separation agreement, dated January 29, 2018, the remaining four-fifths of the Garcia Restricted Stock Grant vested in full during March 2018.

Pursuant to the Company's employment agreement with Mr. Christopher Peterson, the Company's former Chief Operating Officer, Operations & Principal Financial Officer, on April 17, 2017 (the "Peterson Grant Date"), Revlon granted Mr. Peterson 192,307 restricted shares of Revlon Class A Common Stock (the "Peterson Restricted Stock Grant"). One-fifth of the Peterson Restricted Stock Grant vested in April 2018 (provided that the Company withheld 18,835 shares for the payment of withholding taxes due upon such vesting event pursuant to the terms of the Stock Plan). Pursuant to the terms of his separation agreement, dated July 17, 2018, 11,217 shares of the Peterson Restricted Stock Grant vested after his separation in July 2018, with the balance of the Peterson Restricted Stock Grant being cancelled and forfeited.

Long-Term Incentive Program

During 2018, the Company modified its 2018 long-term incentive program ("2018 LTIP"), granting 903,144 time-based and performance-based RSU awards under the Stock Plan (the "2018 LTIP RSUs"). Half of the 2018 LTIP RSUs are time-based RSUs that are scheduled to vest ratably over a 3-year service period, while the remaining half of the 2018 LTIP RSUs are performance-based RSUs that are scheduled to cliff-vest at the completion of the 3-year performance period.

In addition, during 2018, the Company modified its 2017 LTIP design to align with the 2018 LTIP design, granting a total of 330,972 time-based and performance-based RSUs under the Stock Plan (the "2017 LTIP RSUs" and together with the 2018 LTIP RSUs, the "LTIP RSUs"). Half of the 2017 LTIP RSUs are time-based RSUs that are scheduled to vest ratably over a 2-year service period, while the remaining half of the 2017 LTIP RSUs are performance-based RSUs that are scheduled to cliff-vest at the completion of the 2-year performance period.

The fair value of the LTIP RSUs is determined based on the NYSE closing share price on the grant date.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP RSUs
The time-based 2018 LTIP RSUs are scheduled to vest ratably over a 3-year service period, with the first tranche of such grants schedule to vest in March 2019, while the time-based 2017 LTIP RSUs are scheduled to vest ratably over a 2-year service period, with the first tranche of such grants schedule to vest in March 2019. During the year ended December 31, 2018, LTIP RSUs granted to eligible employees and the weighted-average grant date fair value per share related to the time-based LTIP RSUs were as follows:

	Time-Based LTIP RSUs (000s)	Weighted-Average Grant Date Fair Value per RSU
LTIP RSUs Granted:
2018	451.6	$19.12
2017	165.5	19.70
Total Time-Based LTIP RSUs granted	617.1
LTIP RSU's Forfeited:
2018	(16.9)	$19.19
2017	(9.1)	19.70
Total Time-Based LTIP RSUs forfeited	(26.0)
LTIP Outstanding:
2018	434.7	$19.11
2017	156.4	19.70
Total Time-Based LTIP RSUs as of December 31, 2018	591.1

The Company recognized compensation expense related to the time-based LTIP RSUs of $4.3 million for the year ended December 31, 2018. As of December 31, 2018, the Company had $7.1 million of total deferred compensation expense related to non-vested time-based LTIP RSUs. The cost is recognized over the vesting period of the awards, as described above. No time-based LTIP RSUs vested during the year ended December 31, 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Performance-based LTIP RSUs
The performance-based portion of the LTIP RSUs are scheduled to vest based on the achievement of certain Company performance metrics. The minimum percentage of the performance-based LTIP RSUs that are eligible to vest is 0%, with a target percentage of 100% vesting and a maximum percentage of 150% vesting. During the year ended December 31, 2018, performance-based LTIP RSUs granted to eligible employees and the grant date fair value per share related to the performance-based LTIP RSUs were as follows:

	Performance-Based LTIP RSUs (000s)	Weighted-Average Grant Date Fair Value per RSU
LTIP RSUs Granted:
2018	451.6	$19.12
2017	165.5	19.70
Total Performance-Based LTIP RSUs granted	617.1
LTIP RSUs Forfeited:
2018	(16.9)	$19.19
2017	(9.1)	19.70
Total Performance-Based LTIP RSUs forfeited	(26.0)
LTIP Outstanding:
2018	434.7	$19.11
2017	156.4	19.70
Total Performance-Based LTIP RSUs as of December 31, 2018	591.1

The Company recognized compensation expense related to the performance-based LTIP RSUs of $3.1 million for the year ended December 31, 2018. As of December 31, 2018, the Company had $8.3 million of total deferred compensation expense related to non-vested performance-based LTIP RSUs, which is recognized over the 3-year performance cycle of the performance-based 2018 LTIP RSUs and 2 years for the performance-based 2017 LTIP RSUs. No performance-based LTIP RSUs vested during the year ended December 31, 2018.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

15. INCOME TAXES
The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017
Loss from continuing operations before income taxes:
United States	$(298.5)	$(190.7)
Foreign	6.6	27.2
	$(291.9)	$(163.5)
Provision for income taxes:
United States federal	$(27.2)	$7.0
State and local	(3.6)	9.0
Foreign	33.0	5.8
	$2.2	$21.8
Current:
United States federal	$(8.9)	$(20.2)
State and local	(0.8)	1.9
Foreign	10.2	17.5
	0.5	(0.8)
Deferred:
United States federal	$(18.3)	$27.2
State and local	(2.8)	7.1
Foreign	22.8	(11.7)
	$1.7	$22.6
Total Provision for income taxes	$2.2	$21.8
The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, foreign earnings taxable in the U.S., valuation allowances recorded in 2018 and other items including changes related to the Tax Act. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements and the interaction of various global tax strategies.
The Company recorded a provision for income taxes of $2.2 million and of $21.8 million for the years ended December 31, 2018 and December 31, 2017, respectively. The $19.6 million decrease in the Company's provision for income taxes in 2018, as compared to 2017, was primarily due to: (i) the increased loss from continuing operations before income taxes, partially offset by the reduced benefit attributable to the U.S tax rate change from 35% to 21%; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the current year; and (iv) other net changes resulting from the Tax Act, including (a) the U.S. tax on the Company's foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act and Tax Act guidance issued in 2018, (b) the limitation on interest deductions, and (c) the reduction in the Company's deferred tax liability resulting from its reassessment of permanently reinvested foreign earnings.
The Company's effective tax rate for the year ended December 31, 2018 was lower than the federal statutory rate of 21%, primarily due to valuation allowances recorded in 2018, partially offset by the impact of reducing the Company's deferred tax liability from its reassessment of permanently reinvested foreign earnings.
The Tax Act enacted in December 2017 contained significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, among other provisions. The Company was required to recognize the effect of the tax law changes, such as re-measuring its U.S. deferred tax assets and liabilities, in the period of enactment. In December 2017, the SEC also issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

extend beyond one year from the enactment date. As of December 31, 2018, the Company's accounting for the following elements of the Tax Act was complete:

•
The Company reduced the carrying value of its federal deferred tax assets to reflect the reduction from 35% to 21% in the U.S. federal income tax rate and recorded a one-time, non-cash charge of $47.9 million, with $30.3 million related to deferred balances carried as of January 1, 2017 and the remaining $17.6 million related to the deferred activity in the year ended December 31, 2017. No adjustment was made to this provisional amount during 2018.

•
The Company estimated that it had a net deficit in its non-U.S. earnings subject to the transition tax as of the applicable measurement dates in the year ended December 31, 2017. Therefore, the Company did not record a liability for the transition tax. No adjustment was made to this provisional amount during 2018.

•	In connection with the Company’s indefinite reinvestment assertion, a tax benefit of $7.7 million was recorded to adjust its deferred tax liabilities.

•	The Company concluded on the policy to record the taxes for the GILTI provision of the Tax Act as a period cost.

•	The Company concluded on the policy of tax law ordering for reflecting the realization of the net operating losses expected to offset future GILTI.
Prior to the Tax Act, the Company considered a portion of accumulated undistributed earnings in its non-U.S. subsidiaries to be indefinitely reinvested and a portion not indefinitely reinvested. To the extent not indefinitely reinvested, the Company had previously recorded a deferred tax liability. As of December 31, 2018, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2018	2017
Computed income tax benefit	$(61.3)	$(57.2)
State and local taxes, net of U.S. federal income tax benefit	(2.9)	6.1
Foreign and U.S. tax effects attributable to operations outside the U.S.	(9.3)	(6.5)
Net establishment (release) of valuation allowance	75.0	(1.2)
Net release of uncertain tax positions	(4.3)	(2.8)
Foreign dividends and earnings taxable in the U.S.	12.8	1.8
Impairment for which there is no tax benefit	4.3	0.4
Tax effect of basis reclassification	—	23.7
Impact of the Tax Act	(7.7)	47.9
Other	(4.4)	9.6
Total provision for income taxes	$2.2	$21.8

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities at December 31, 2018 and 2017 were comprised of the following:

	December 31,
	2018	2017
Deferred tax assets:
Inventories	$23.6	$21.2
Net operating loss carryforwards - U.S.	160.8	161.0
Net operating loss carryforwards - foreign	69.7	47.0
Disallowed Interest Carryover - U.S.	42.8	—
Employee benefits	53.6	54.5
Sales-related reserves	21.1	19.1
Foreign currency translation adjustment	1.1	10.3
Other	50.4	67.6
Total gross deferred tax assets	423.1	380.7
Less valuation allowance	(165.7)	(90.7)
Total deferred tax assets, net of valuation allowance	257.4	290.0
Deferred tax liabilities:
Plant, equipment and other assets	(32.6)	(21.7)
Intangibles	(81.5)	(95.0)
Other	(12.1)	(36.0)
Total gross deferred tax liabilities	(126.2)	(152.7)
Net deferred tax assets	$131.2	$137.3

In assessing the recoverability of its deferred tax assets, the Company continually evaluates the available positive and negative evidence to assess the amount of deferred tax assets for which it is more likely than not to realize a benefit. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts. As of 2018, the Company concluded that, based on the weight of the available positive and negative evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the end of 2018 are consistent with the Company's conclusions on such matters as of the end of 2017. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis. In such event, the Company may be required to establish an additional valuation allowance against its deferred tax assets in future periods, which would materially increase the Company's tax expense in the period in which the allowance is recognized and would adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it was more likely than not that a benefit will not be realized. At December 31, 2018, the deferred tax valuation allowance primarily represented amounts for foreign jurisdictions where, as of the end of 2018, the Company had a three-year cumulative loss, and for certain U.S. jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance increased by $75.0 million and $9.3 million during 2018 and 2017, respectively. The increase in the deferred tax valuation allowance during 2018 was primarily associated with the interest deduction limitation and foreign and state tax loss carryforwards for which the Company has determined it is more likely than not that it will not receive

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

a benefit. The increase in the deferred tax valuation allowance during 2017 was primarily associated with state tax loss carryforwards for which the Company has determined it is more likely than not that it will not receive a benefit.
As of December 31, 2018, the Company had domestic (federal) and foreign net operating loss carryforwards of $835.3 million, of which $284.3 million are foreign and $551 million are domestic (federal). These losses expire in future years as follows: 2019- $1.2 million; 2020- $1.0 million; 2021- $0.2 million; and 2022 and beyond- $564.7 million; and unlimited- $268.2 million. The Company also has certain state net operating loss carryforwards that expire between 2019 and 2037. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2018, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities that had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including, without limitation: Spain for the tax years ended December 31, 2008 and forward; the U.S. (federal) for the tax years ended June 30, 2015 and forward; Canada for the tax years ended December 31, 2011 and forward; Australia for the tax years ended December 31, 2014 and forward; Switzerland for the tax years ended June 30, 2014 and forward; and South Africa and the U.K. for the tax years ended December 31, 2015 and forward.
At December 31, 2018 and 2017, the Company had unrecognized tax benefits of $74.7 million and $84.9 million, respectively, including $9.8 million and $9 million, respectively, of accrued interest and penalties. Of the $74.7 million of unrecognized tax benefits as of December 31, 2018, $33.5 million would affect the Company's effective tax rate, if recognized, and the remaining $41.2 million would affect the Company's deferred tax accounts. The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income an expense of $0.8 million in 2018 and a benefit of $1.6 million in 2017, respectively.
A reconciliation of the beginning and ending amounts of the unrecognized tax benefits is provided in the following table:

	Tax	Interest and Penalties	Total
Balance at January 1, 2017	$82.7	$10.6	$93.3
Increase based on tax positions taken in a prior year	9.1	1.5	10.6
Decrease based on tax positions taken in a prior year (a)	(19.6)	(1.5)	(21.1)
Increase based on tax positions taken in the current year	11.0	0.2	11.2
Decrease resulting from the lapse of statutes of limitations	(7.3)	(1.8)	(9.1)
Balance at December 31, 2017	75.9	9.0	84.9
Increase based on tax positions taken in a prior year	2.8	5.4	8.2
Decrease based on tax positions taken in a prior year	(15.5)	(3.8)	(19.3)
Increase based on tax positions taken in the current year	6.5	0.2	6.7
Decrease resulting from the lapse of statutes of limitations	(4.8)	(1.0)	(5.8)
Balance at December 31, 2018	$64.9	$9.8	$74.7

(a)	Includes a provisional amount for the expected impact of the Tax Act on the Company’s unrecognized tax benefits.
In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits during 2019 will decrease by approximately $5.7 million due to the resolution of audits and the expiration of statutes of limitation.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 21, "Related Party Transactions - Tax Sharing Agreements"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the "MacAndrews & Forbes Group") for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 21, "Related Party Transactions - Transfer Agreements"), Revlon, Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Incorporated entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon's

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Incorporated. During such period, Revlon and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Incorporated or its subsidiaries. Revlon and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.
MacAndrews & Forbes’ current ownership does not require the Company to file a U.S. federal consolidated tax return with them. However, in certain U.S. states and in certain local and foreign jurisdictions the Company is required to file consolidated, combined, unitary or similar returns. The liability for these state, local and foreign liabilities is also governed by the MacAndrews & Forbes Tax Sharing Agreement. The Company accounts for its tax liabilities in these jurisdictions as if it were a separate filer, and the Company's tax accounts are presented as if it were a separate filer. During 2018, the Company's cash tax payments included $1.1 million of payments made to MacAndrews & Forbes in connection with these filings, and the Company's ending tax asset, which is a component of prepaid and other current assets, included $0.7 million related to future payments to be received from MacAndrews & Forbes in connection with these filings.
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
There were no U.S. federal tax payments or payments in lieu of taxes from Revlon pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2018 or 2017 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2019. During 2018, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2018 or 2017. During 2017, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2017 or 2016. The Company expects that there will be no U.S. federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement during 2019 with respect to 2018.
Pursuant to the asset transfer agreement referred to in Note 21, "Related Party Transactions - Transfer Agreements," Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of December 31, 2018 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(24.0)	$(224.4)	$(3.0)	$(0.3)	$(251.7)
Foreign currency translation adjustment, net of tax of $0.4 million	9.0	—	—	—	9.0
Amortization of pension related costs, net of tax of $(1.6) million(a)	—	8.1	—	—	8.1
Pension re-measurement, net of tax of $0.3 million	—	1.8	—	—	1.8
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $1.4 million(b)	—	—	2.3	—	2.3
Curtailment gain, net of tax of $(0.3) million(d)	—	2.1	—	—	2.1
Other comprehensive income	$9.0	$12.0	$2.3	$—	$23.3
Balance at December 31, 2017	$(15.0)	$(212.4)	$(0.7)	$(0.3)	$(228.4)
Foreign currency translation adjustment, net of tax of $0.1 million	(9.4)	—	—	—	(9.4)
Amortization of pension related costs, net of tax of $(1.0) million(a)	—	8.4	—	—	8.4
Pension re-measurement, net of tax of $2.5 million		(5.5)			(5.5)
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $0.5 million(b)	—	—	0.7	—	0.7
Other comprehensive (loss) income	$(9.4)	$2.9	$0.7	$—	$(5.8)
Balance at December 31, 2018	$(24.4)	$(209.5)	$—	$(0.3)	$(234.2)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 13, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.

(b)	See Note 12, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap, which expired in May 2018.

As shown above, other comprehensive income includes changes in the fair value of the 2013 Interest Rate Swap prior to the De-designation Date. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the year ended December 31, 2018:

2013 Interest Rate Swap
Beginning accumulated losses at January 1, 2018	$(0.7)
Reclassifications into earnings (net of $0.5 million tax benefit)(a)	0.7
Ending accumulated losses at December 31, 2018	$—
(a) Reclassified to interest expense.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings as of the year ended December 31, 2017:

2013 Interest Rate Swap
Beginning accumulated losses at January 1, 2017	$(3.0)
Reclassifications into earnings (net of $1.4 million tax benefit)(a)	2.3
Ending accumulated losses at December 31, 2017	$(0.7)
(a) Reclassified to interest expense.

17. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is presented in the following table:

	Class A Common Stock	Treasury Stock
Balance, January 1, 2017	53,956,073	1,024,908
Restricted stock grants	853,111	—
Restricted stock forfeitures	(253,084)	—
Withholding of restricted stock to satisfy taxes	—	89,620
Balance, December 31, 2017	54,556,100	1,114,528
Restricted stock grants (a)	1,303,883	—
Restricted stock forfeitures (b)	(303,517)	251,495
Withholding of restricted stock to satisfy taxes	—	167,297
Balance, December 31, 2018	55,556,466	1,533,320
(a) The 2018 grants include 69,767 restricted stock awards and 1,234,116 RSUs, the latter granted pursuant to the Long-Term Incentive Program under the Stock Plan, as discussed below.
(b) 2018 restricted stock forfeitures include 251,495 unvested restricted stock awards and 52,022 unvested RSUs.

Common Stock
As of December 31, 2018, Revlon's authorized common stock consisted of 900 million shares of Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"), and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").
As of December 31, 2018, MacAndrews & Forbes beneficially owned approximately 85.8% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding.
Treasury Stock
Pursuant to the share withholding provisions of the Stock Plan, during 2018 the Company withheld a total of 167,297 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $21.42 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $3.6 million. In addition, during 2018, the Company transferred to treasury stock 251,495 unvested restricted shares forfeited upon the departure of certain executives. These shares were recorded as treasury stock using the cost method, at a weighted average price of $26.26 per share, based on the grant date fair values of the forfeited shares, for a total of $6.6 million. During 2017 the Company withheld a total of 89,620 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $27.67 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $2.5 million.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

18. SEGMENT DATA AND RELATED INFORMATION
Operating Segments
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Chief Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. As noted in Note 1, "Description of Business and Summary of Significant Accounting Policies," effective January 1, 2018, the Company operates in four brand-centric reporting segments, in line with its organizational structure that is operated based on four global brand teams. As a result, segment financial data for the year ended December 31, 2017 has been recast from what was presented in previous filings and presented under the new organizational structure.
As of December 31, 2018, the Company’s operations continue to be organized into the following reportable segments:

•
Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; and Revlon in beauty tools.

•
Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and elizabetharden.com e-commerce website, in the U.S. and internationally, under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.

•
Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; American Crew in men's grooming products (which are also sold direct-to-consumer on its americancrew.com website); CND in nail polishes, gel nail color and nail enhancements; Cutex nail care products; Pure Ice in nail polishes; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a body care line under the Natural Honey brand and hair color line under the Llongueras brand (licensed from a third party) that are both sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.

•
Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), Britney Spears, Elizabeth Taylor, Curve, John Varvatos, Christina Aguilera, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, Paul Sebastian, Alfred Sung, Jennifer Aniston, Mariah Carey, Halston, Geoffrey Beene, La Perla, White Shoulders, AllSaints  and Wildfox.

The Company's management evaluates segment profit for each of the Company's reportable segments. Effective January 1, 2018, the Company allocates corporate expenses to each reportable segment to arrive at segment profit, and these expenses are now included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales.

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
The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented. Prior period amounts have been restated to reflect the current period's presentation:

	Year Ended December 31,
	2018	2017
Segment Net Sales:
Revlon	$998.3	$1,089.3
Elizabeth Arden	490.2	433.8
Portfolio	564.6	592.5
Fragrances	511.4	578.1
Total	$2,564.5	$2,693.7

Segment Profit:
Revlon	$129.6	$180.1
Elizabeth Arden	24.4	6.9
Portfolio	7.9	8.1
Fragrances	76.0	62.2
Total	$237.9	$257.3

Reconciliation:
Total Segment Profit	$237.9	$257.3
Less:
Depreciation and amortization	177.2	155.8
Non-cash stock compensation expense	17.2	6.8
Non-Operating items:
Restructuring and related charges	23.1	34.5
Acquisition and integration costs	13.9	52.9
Loss on disposal of minority investment	20.1	—
Oxford SAP disruption-related charges	53.6	—
Elizabeth Arden 2016 Business Transformation Program	—	1.1
Elizabeth Arden inventory purchase accounting adjustment, cost of sales	—	17.2
Impairment charge	18.0	10.8
Deferred compensation	—	2.0
Operating loss	(85.2)	(23.8)
Less:
Interest Expense	176.6	149.8
Amortization of debt issuance costs	13.0	9.1
Foreign currency losses (gains), net	15.8	(18.5)
Miscellaneous, net	1.3	(0.7)
Loss from continuing operations before income taxes	$(291.9)	$(163.5)

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2018, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 15% and 16% of the Company’s worldwide net sales in 2018 and 2017, respectively, and such sales are primarily included within the net sales of the Consumer segment.

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Year Ended December 31, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$522.3	$135.6	$350.4	$345.9	$1,354.2
EMEA*	226.0	201.0	170.6	120.0	717.6
Asia	105.1	119.5	4.0	12.9	241.5
Latin America*	70.5	11.4	25.7	15.6	123.2
Pacific*	74.4	22.7	13.9	17.0	128.0
	$998.3	$490.2	$564.6	$511.4	$2,564.5

	Year Ended December 31, 2017
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$581.7	$136.5	$337.9	$377.2	$1,433.3
EMEA*	227.4	175.5	198.2	152.5	753.6
Asia	108.7	88.5	9.4	12.9	219.5
Latin America*	87.7	10.2	32.9	16.6	147.4
Pacific*	83.8	23.1	14.1	18.9	139.9
	$1,089.3	$433.8	$592.5	$578.1	$2,693.7

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Year Ended December 31,
	2018		2017
Classes of similar products:
Net sales:
Color cosmetics	$848.7	33%	$955.3	35%
Fragrance	679.2	26%	731.3	27%
Hair care	529.3	21%	517.3	19%
Beauty care	200.4	8%	262.4	10%
Skin care	306.9	12%	227.4	8%
	$2,564.5		$2,693.7

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the Company's long-lived assets by geographic area as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
Long-lived assets, net:
United States	$1,416.2	84%	$1,480.1	83%
International	275.0	16%	295.6	17%
	$1,691.2		$1,775.7

19. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted (loss) earnings per share include the dilutive effect of unvested restricted stock, RSUs and LTIP RSUs under the Company’s Stock Plan using the treasury stock method. For the year ended December 31, 2018, diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock and restricted stock units would have an anti-dilutive effect. As of December 31, 2018 and 2017, there were no outstanding stock options under the Company's Stock Plan. See Note 14, "Stock Compensation Plan," for information on the LTIP RSUs.

Following are the components of basic and diluted (loss) earnings per common share for the periods presented:

	Year Ended December 31,
	2018	2017
Numerator:
Loss from continuing operations, net of taxes	$(294.1)	$(185.3)
(Loss) income from discontinued operations, net of taxes	(0.1)	2.1
Net loss	$(294.2)	$(183.2)
Denominator:
Weighted-average common shares outstanding – Basic	52,797,686	52,597,582
Effect of dilutive restricted stock	—	—
Weighted-average common shares outstanding – Diluted	52,797,686	52,597,582
Basic (loss) earnings per common share:
Continuing operations	$(5.57)	$(3.52)
Discontinued operations	—	0.04
Net loss per common share	$(5.57)	$(3.48)
Diluted (loss) earnings per common share:
Continuing operations	$(5.57)	$(3.52)
Discontinued operations	—	0.04
Net loss per common share	$(5.57)	$(3.48)

Unvested restricted stock and RSUs under the Stock Plan(a)	272,298	20,804

(a)	These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

20. CONTINGENCIES
Products Corporation currently leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and capital lease agreements. Rental expense was $46.5 million and $41.6 million for 2018 and 2017, respectively. Minimum rental commitments under all non-cancelable leases, including those pertaining to idled facilities, are presented in the following table:

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Minimum Rental Commitments	Total	2019	2020	2021	2022	2023	Thereafter
Capital leases	$2.6	$1.1	$0.6	$0.3	$0.2	$0.2	$0.2
Operating leases	204.7	42.5	33.8	29.8	22.6	18.5	57.5
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
By Order dated August 4, 2016, all five cases were consolidated by the Court into a Consolidated Amended Class Action. Thereafter, on August 11, 2016, a Consolidated Amended Class Action Complaint was filed, seeking to enjoin defendants from consummating the Merger and/or from soliciting shareholder votes. To the extent that the Merger was consummated, the Consolidated Amended Class Action Complaint seeks to rescind the Merger or recover rescissory or other compensatory damages, along with costs and fees. The grounds for relief set forth in the Consolidated Amended Class Action Complaint in large part track those grounds as asserted in the five individual complaints, as previously disclosed. After several rounds of amended complaints and corresponding motions to dismiss granted by the Court, plaintiffs voluntarily dismissed the appeal with prejudice on November 15, 2018. The matter is now concluded.
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

21. RELATED PARTY TRANSACTIONS
As of December 31, 2018, MacAndrews & Forbes beneficially owned approximately 85.8% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Product Corporation's Board of Directors.
Transfer Agreements
In June 1992, Revlon and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, in June 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted retailers considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon and Products Corporation against losses arising from the Excluded Liabilities, and Revlon and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.2 million and $0.3 million for 2018 and 2017, respectively. A receivable balance of $0.4 million from, and a payable balance of $0.2 million to, MacAndrews & Forbes was included within accrued expenses and

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

other in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements at December 31, 2018 and 2017, respectively.
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
The net activity related to services purchased under the Reimbursement Agreements during 2018 and 2017 was $0.6 million income and $3.8 million expense, respectively. The purchases during 2018 primarily included third party services purchased by MacAndrews & Forbes. The purchases during 2017 primarily included partial payments made by the Company to MacAndrews & Forbes for premiums related to the Company's allocable portion of the 5-year renewal of the D&O Insurance Program for the period from January 31, 2017 through January 2020. As of December 31, 2018 and December 31, 2017, a receivable balance of $0.3 million from, and a payable balance of $0.3 million to, MacAndrews & Forbes, respectively, were included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.
Tax Sharing Agreements
As a result of a debt-for-equity exchange transaction completed in March 2004 (the "2004 Revlon Exchange Transactions"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 15, "Income Taxes," for further discussion on these agreements and related transactions in 2018 and 2017.
Registration Rights Agreement
Prior to the consummation of Revlon's initial public equity offering in February 1996, Revlon and Revlon Worldwide Corporation (which subsequently merged into REV Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of MacAndrews & Forbes ("REV Holdings")), the then direct parent of Revlon entered into a registration rights agreement (the "Registration Rights Agreement"). In February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon's Common Stock held by REV Holdings (the "Holders") have the right to require Revlon to register under the Securities Act all or part of the Class A Common Stock owned by such Holders, including, without limitation, the shares of Class A Common Stock purchased by MacAndrews & Forbes in connection with Revlon's 2003 $50.0 million equity rights offering and the shares of Class A Common Stock which were issued to REV Holdings upon its conversion of all 3,125,000 shares of its Class B Common Stock in October

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

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
2018 Senior Line of Credit Facility
See Note 10, "Long-term Debt," regarding the 2018 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes.

Other
Certain of Products Corporation’s debt obligations, including the 2016 Credit Agreements and Products Corporation's Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the 2016 Credit Agreements, guarantees from Revlon. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 10, "Long Term Debt," for a discussion of the terms of the 2016 Credit Agreements and Senior Notes.
As previously reported in a Current Report on Form 8-K filed with the SEC on May 23, 2018, effective May 22, 2018, the Board of Directors elected Debra G. Perelman as the Company's President and Chief Executive Officer. Ms. Perelman is the daughter of Ronald O. Perelman, the Chairman of Revlon's and Product Corporation's Board of Directors. As previously disclosed in a Current Report on Form 8-K filed with the SEC on November 19, 2018, Revlon and RCPC entered into an amended and restated employment agreement with Ms. Perelman (the “CEO Employment Agreement”) on November 16, 2018 to reflect her role as the Company’s President and CEO. The term of the CEO Employment Agreement is at will and provides that Ms. Perelman will receive an annual base salary of not less than $1,125,000, with a target annual bonus opportunity of 100% of her base salary (the “CEO Target Bonus”) under the Revlon Amended and Restated Executive Incentive Compensation Plan (the “Incentive Compensation Plan”), with the possibility of exceeding such amount based upon over-achievement of the Company’s performance objectives, up to a maximum of 200% of her base salary. Pursuant to the CEO Employment Agreement, Ms. Perelman is eligible to participate in the Company’s annual LTIP programs. Upon execution of the CEO Employment Agreement, Ms. Perelman received a 2018 LTIP award in the form of RSUs with a total target value of $2,915,068 in recognition of her services as the Company’s CEO during 2018, 50% of which are time-based RSUs that are scheduled to vest ratably over a 3-year service period, with the balance being performance-based RSUs that are scheduled to cliff-vest at the completion of the 3-year performance period. Pursuant to the CEO Employment Agreement, Ms. Perelman is scheduled to receive a 2019 LTIP award with a total target value of $4,750,000 and she is also eligible to participate in other benefit and perquisites plans generally made available to the Company’s other senior executives at her level and to continue her participation in the MacAndrews & Forbes basic and executive health insurance plans. Pursuant to the CEO Employment Agreement, (i) if the Company terminates Ms. Perelman’s employment without “cause” or if she resigns for “good reason,” she is eligible to receive: (A) her annual base salary plus prior year bonus (paid in equal installments over a 12-month period); (B) her annual bonus with respect to the year prior to the year of termination (if not already paid as of any such termination date) (the “CEO Prior Year Bonus”); (C) her annual bonus with respect to the year of termination, based on

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

actual performance and pro-rated for the number of days actually worked during such year (the “CEO Pro-Rated Bonus”); and (D) accelerated vesting of the time-based portion of any outstanding LTIP awards, but any performance-based portions of such awards remain subject to achievement of the applicable performance goals; and (ii) if the Company terminates Ms. Perelman’s employment without “cause” or if she resigns for “good reason” within a 24-month period following a change of control, she is eligible to receive: (A) a lump-sum payment equal to two times her base salary plus prior year bonus; (B) the CEO Prior Year Bonus; (C) the CEO Pro-Rated Bonus; and (D) accelerated vesting of the time-based and performance-based portions of any outstanding LTIP awards. Prior to her election as the Company’s President and CEO, since January 2018 Ms. Perelman served as the Company's Chief Operating Officer, overseeing certain aspects of the Company's marketing, sales and research & development functions. In connection with her prior COO role, as previously disclosed in Revlon’s 2017 Form 10-K, Revlon and RCPC entered into an employment agreement with Ms. Perelman (the “Superseded COO Employment Agreement”) on March 14, 2018, which was superseded by her CEO Employment Agreement, as described above. The Superseded COO Employment Agreement provided that as COO Ms. Perelman would receive an annual base salary of not less than $1,125,000, with a target annual bonus opportunity under the Incentive Compensation Plan of 100% of her base salary (the “COO Target Bonus”), with the possibility of exceeding such amount based upon over-achievement of the Company’s performance objectives, up to a maximum of 200% of her base salary. Pursuant to the Superseded COO Employment Agreement, Ms. Perelman was eligible to participate in the Company’s annual LTIP programs, with a $1,250,000 target annual award (the “COO LTIP Award”) and in other benefit and perquisites plans generally made available to the Company’s other senior executives at her level. If the Superseded COO Employment Agreement was terminated due to death, disability or without "cause," Ms. Perelman would have been eligible to receive: (i) her annual base salary (paid in equal installments over a period ranging from 12 to 18 months under the Revlon Executive Severance Pay Plan, depending on her length of service); (ii) her annual bonus with respect to the year prior to the year of termination (if not already paid as of the termination date); (iii) her annual bonus with respect to the year of termination, based on actual performance and pro-rated for the number of days actually worked during such year; and (iv) payment in respect of any outstanding LTIP awards, based on actual performance and pro-rated for the number of days actually worked during the applicable performance period. During the period that Ms. Perelman was transitioning from her full-time role at MacAndrews & Forbes to her position at Revlon as Chief Operating Officer (as of May 2018) and then President & Chief Executive Officer (as of November 2018), MacAndrews & Forbes continued to pay portions of her compensation, which payments totaled $594,349 during 2018. Prior to assuming these roles, Ms. Perelman served since December 2017 as EVP Strategy, Digital Content and New Business Development, which was carried out pursuant to a secondment arrangement between the Company and MacAndrews & Forbes, pursuant to which her compensation and benefits for such role were paid directly by MacAndrews & Forbes and not by the Company, except that the Company was responsible for applicable business and travel expenses incurred by Ms. Perelman.

During 2018 and 2017, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $18.9 million and $27.5 million of coupon redemptions for the Company's retail customers for 2018 and 2017, respectively, for which the Company paid fees of approximately $0.2 million for each of 2018 and 2017, and other similar advertising, coupon redemption and raw material supply services, for which the Company paid fees aggregating to approximately $0.9 million and $0.5 million for 2018 and 2017, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid were at least as favorable as those available from unaffiliated parties.

22. SUBSEQUENT EVENTS

At December 31, 2018, the Company had a liquidity position of $160.3 million, consisting of: (i) $87.3 million of unrestricted cash and cash equivalents; (ii) $96.4 million in available borrowing capacity under Products Corporation's 2016 Revolving Credit Facility; and less (iii) $23.4 million of outstanding checks. Of the $96.4 million in available borrowing capacity under the 2016 Revolving Credit Facility, $41.5 million was available under Tranche B of such facility which was due to expire on April 17, 2019. In light of that, and given the level of the Company’s net cash used in operating activities in 2017 and 2018, on March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provides that the “Liquidity Amount” (defined in the 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended Revolving Credit Facility.

REVLON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurs if Products Corporation’s Liquidity Amount falls below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changes these thresholds to $50 million and 15%, respectively, solely for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended Revolving Credit Facility. After entering into Amendment No. 2, on March 7, 2019 Products Corporation’s availability under the Amended Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended Revolving Credit Facility and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates, in each case until such time that Products Corporation’s availability under the Amended Revolving Credit Facility is equal to or exceeds the greater of $35 million and 10% of the maximum availability under the Amended Revolving Credit Facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

After giving effect to Amendment No. 2 to the Amended Revolving Credit Facility, the Company believes that it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the 2016 Revolving Credit Facility and other permitted lines of credit, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives.

Item 16. Form 10-K Summary
None.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2019

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Pamela Bucher
Debra Perelman	Victoria Dolan	Pamela Bucher
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on March 28, 2019 and in the capacities indicated.

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