Form 10-Q
period 2019-03-31
REVLON INC /DE/
filed 2019-05-09
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

As of March 31, 2019, 53,032,087 shares of Class A Common Stock were outstanding. At such date, 45,853,321 shares of Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates.

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68.3	$87.3
Trade receivables, less allowance for doubtful accounts of $16.1 and $15.6 as of March 31, 2019 and December 31, 2018, respectively	378.5	431.3
Inventories	546.7	523.2
Prepaid expenses and other assets	147.7	152.0
Total current assets	1,141.2	1,193.8
Property, plant and equipment, net of accumulated depreciation of $444.7 and $425.2 as of March 31, 2019 and December 31, 2018, respectively	444.7	354.5
Deferred income taxes	138.3	131.8
Goodwill	673.7	673.9
Intangible assets, net of accumulated amortization of $201.0 and $187.3 as of March 31, 2019 and December 31, 2018, respectively	515.8	532.0
Other assets	128.0	130.8
Total assets	$3,041.7	$3,016.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$8.6	$9.3
Current portion of long-term debt	389.7	348.1
Accounts payable	355.7	332.1
Accrued expenses and other current liabilities	377.9	430.9
Total current liabilities	1,131.9	1,120.4
Long-term debt	2,723.9	2,727.7
Long-term pension and other post-retirement plan liabilities	167.3	169.0
Other long-term liabilities	150.8	56.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 55,761,545 and 55,556,466 shares issued as of March 31, 2019 and December 31, 2018, respectively	0.5	0.5
Additional paid-in capital	1,064.2	1,063.8
Treasury stock, at cost: 1,624,719 and 1,533,320 shares of Class A Common Stock as of March 31, 2019 and December 31, 2018, respectively	(33.5)	(31.9)
Accumulated deficit	(1,930.1)	(1,855.0)
Accumulated other comprehensive loss	(233.3)	(234.2)
Total stockholders’ deficiency	(1,132.2)	(1,056.8)
Total liabilities and stockholders’ deficiency	$3,041.7	$3,016.8

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018

Net sales	$553.2	$560.7
Cost of sales	237.8	242.6
Gross profit	315.4	318.1
Selling, general and administrative expenses	332.6	371.7
Acquisition and integration costs	0.6	4.0
Restructuring charges and other, net	5.5	4.1
Operating loss	(23.3)	(61.7)
Other expenses:
Interest expense	47.7	39.9
Amortization of debt issuance costs	3.2	2.3
Foreign currency losses (gains), net	0.2	(10.6)
Miscellaneous, net	1.3	—
Other expenses	$52.4	$31.6
Loss from continuing operations before income taxes	(75.7)	(93.3)
Provision (benefit) from income taxes	0.1	(1.6)
Loss from continuing operations, net of taxes	(75.8)	(91.7)
Income from discontinued operations, net of taxes	0.7	1.4
Net loss	$(75.1)	$(90.3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.3)	(2.5)
Amortization of pension related costs, net of tax(a)(b)	2.2	2.1
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(c)	—	0.6
Other comprehensive income, net	0.9	0.2
Total comprehensive loss	$(74.2)	$(90.1)

Basic (loss) earnings per common share:
Continuing operations	$(1.43)	$(1.74)
Discontinued operations	0.01	0.03
Net loss	$(1.42)	$(1.71)

Diluted (loss) earnings per common share:
Continuing operations	$(1.43)	$(1.74)
Discontinued operations	0.01	0.03
Net loss	$(1.42)	$(1.71)

Weighted average number of common shares outstanding:
Basic	52,913,388	52,673,672
Diluted	52,913,388	52,673,672

(a)	Net of tax expense of $0.3 million for each of the three months ended March 31, 2019 and 2018.

(b)
This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

(c) Net of tax benefit of $0.2 million for the three months ended March 31, 2018.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	0.4	—	—	—	0.4
Net loss	—	—	—	(75.1)	—	(75.1)
Other comprehensive income, net (b)	—	—	—	—	0.9	0.9
Balance, March 31, 2019	$0.5	$1,064.2	$(33.5)	$(1,930.1)	$(233.3)	$(1,132.2)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	—	(2.9)	—	—	(2.9)
Stock-based compensation amortization	—	7.7	—	—	—	7.7
Net loss	—	—	—	(90.3)	—	(90.3)
Other comprehensive income, net (b)	—	—	—	—	0.2	0.2
Balance, March 31, 2018	$0.5	$1,047.7	$(24.6)	$(1,651.1)	$(228.2)	$(855.7)

(a)
Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), the Company withheld an aggregate of 85,607 and 136,583 shares of Revlon Class A Common Stock during the three months ended March 31, 2019 and 2018, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $18.86 and $21.30 during the three months ended March 31, 2019 and 2018, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $1.6 million and $2.9 million.

(b)	See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2019.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75.1)	$(90.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47.0	38.7
Foreign currency losses (gains) from re-measurement	0.2	(10.5)
Amortization of debt discount	0.4	0.3
Stock-based compensation amortization	0.4	7.7
Benefit from deferred income taxes	(5.6)	(18.5)
Amortization of debt issuance costs	3.2	2.3
Loss on sale of certain assets	—	0.1
Pension and other post-retirement cost	2.0	0.6
Change in assets and liabilities:
Decrease in trade receivables	52.4	67.6
Increase in inventories	(24.0)	(14.6)
Decrease (increase) in prepaid expenses and other current assets	1.5	(46.3)
Increase in accounts payable	41.1	2.3
Decrease in accrued expenses and other current liabilities	(66.7)	(24.1)
Pension and other post-retirement plan contributions	(1.8)	(1.8)
Purchases of permanent displays	(9.7)	(14.2)
Other, net	6.3	3.4
Net cash used in operating activities	(28.4)	(97.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.8)	(13.7)
Net cash used in investing activities	(5.8)	(13.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(17.2)	1.0
Net borrowings under the Amended 2016 Revolving Credit Facility	40.6	83.8
Repayments under the 2016 Term Loan Facility	(4.5)	(4.5)
Payment of financing costs	(0.9)	—
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(2.9)
Other financing activities	(0.2)	(0.2)
Net cash provided by financing activities	16.2	77.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	2.9
Net decrease in cash, cash equivalents and restricted cash	(17.7)	(30.9)
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$69.8	$56.5
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$61.3	$53.6
Income taxes, net of refunds	0.4	2.6

(a) These amounts include restricted cash of $1.5 million and $0.8 million as of March 31, 2019 and 2018, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, and were included within other assets in the Company's consolidated balance sheets.
(b) See Note 5, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation with the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revlon, Inc. ("Revlon" and together with its subsidiaries, the "Company") conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation ("Products Corporation") and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes Incorporated (together with certain of its affiliates other than the Company, "MacAndrews & Forbes"), a corporation beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon's and Products Corporation's Board of Directors.
The Company is a leading global beauty company with an iconic portfolio of brands that develops, manufactures, markets, distributes and sells an extensive array of color cosmetics; hair color, hair care and hair treatments; fragrances; skin care; beauty tools; men’s grooming products; anti-perspirant deodorants; and other beauty care products across a variety of distribution channels.
The Company operates in four reporting segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances.
The accompanying Consolidated Financial Statements are unaudited. In management's opinion, all adjustments necessary for a fair presentation of the Company's financial information have been made. The Unaudited Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions.
The preparation of the Company's Unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Unaudited Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Unaudited Consolidated Financial Statements include, but are not limited to: allowances for doubtful accounts; inventory valuation reserves; expected sales returns and allowances; trade support costs; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; restructuring costs; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K").

The Company's results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842"), which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. In addition, the Company elected to apply the package of practical expedients identified under Topic 842. See Note 5, "Leases," for additional disclosures provided as a result of this ASU.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income," which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") to retained earnings. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to make additional disclosures, regardless of whether they elect to reclassify stranded amounts of tax effects. The Company has elected not to adopt this amendment and will include required financial statement disclosures, as applicable. No impact is expected to the Company’s results of operations and/or financial condition.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Subtopic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. The new guidance on credit losses is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2020 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs are to be deferred and recognized as an asset and which costs are to be expensed as incurred. The new guidance: (i) specifies the financial statement presentation of capitalized implementation costs and the related amortization; (ii) will require entities to disclose the nature of hosting arrangements that are service contracts and the amount of implementation costs capitalized, amortized and impaired in each reporting period; and (iii) provides disclosures about significant judgments made when applying the guidance. Implementation costs that are recognized as an asset under the new guidance would be expensed over the term of the hosting arrangement. The term of the hosting arrangement would be the non-cancellable period of the arrangement and certain periods covered by options to renew the arrangement. The Company currently presents the cost of acquired software as a component of property, plant and equipment in its consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU No. 2018-15 beginning as of January 1, 2020 and is in the process of assessing the impact, if any, that ASU No. 2018-15 is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

A summary of the 2018 Optimization Restructuring Charges incurred through March 31, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Other Related Charges(a)	Total Restructuring and Related Charges
Charges incurred through December 31, 2018	$4.5	$—	$4.5	$1.2	$5.7
Charges incurred during the three months ended March 31, 2019	5.1	—	5.1	6.6	11.7
Cumulative charges incurred through March 31, 2019	$9.6	$—	$9.6	$7.8	$17.4
(a) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the 2018 Optimization Restructuring Charges incurred through March 31, 2019 by reportable segment is presented in the following table:

	Charges incurred during the three months ended March 31, 2019	Cumulative charges incurred through March 31, 2019
Revlon	$2.8	$4.7
Elizabeth Arden	0.9	1.8
Portfolio	0.7	1.7
Fragrances	0.7	1.4
Total	$5.1	$9.6

The Company expects that approximately 85% of the restructuring charges will be paid in cash, of which approximately $3.8 million were paid through March 31, 2019, with $22 million to $30 million expected to be paid in 2019, with any remaining balance to be paid in 2020.

EA Integration Restructuring Program

In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program is designed to reduce the Company’s cost of goods sold and SG&A expenses. The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. In connection with implementing the EA Integration Restructuring Program, the Company recognized $82.2 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) $72.2 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $67.0 million were paid through March 31, 2019. The remaining balance is expected to be substantially paid by the end of 2020.
No charges were incurred during the three months ended March 31, 2019 in relation to the EA Integration Restructuring Program. A summary of the EA Integration Restructuring Charges incurred through March 31, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Lease Termination and Other Costs(a)	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Cumulative charges incurred through March 31, 2019	$72.2	$5.1	$77.3	$1.9	$3.0	$82.2
(a) Lease termination liabilities related to certain exited office space were adjusted following the implementation of ASC 842. See Note 5, "Leases," for additional information.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(c) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
A summary of the EA Integration Restructuring Charges incurred through March 31, 2019 by reportable segment is presented in the following table:

Cumulative charges incurred through March 31, 2019
Revlon	$32.9
Elizabeth Arden	13.3
Portfolio	13.1
Fragrances	18.0
Total	$77.3

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2019	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at March 31, 2019
2018 Optimization Program:(a)
Employee severance and other personnel benefits	$3.7	$5.1	$—	$(1.8)	$—	$7.0
Other	1.2	6.6	—	(1.2)	—	6.6
Total 2018 Optimization Program	4.9	11.7	—	(3.0)	—	13.6

EA Integration Restructuring Program:(b)
Employee severance and other personnel benefits	13.8	—	(0.2)	(3.0)	—	10.6
Other	4.2	—	—	(0.1)	(3.5)	0.6
Total EA Integration Restructuring Program	18.0	—	(0.2)	(3.1)	(3.5)	11.2

Other individually immaterial actions:(c)
Employee severance and other personnel benefits	4.6	0.2	—	(1.1)	—	3.7
Other	0.8	0.2	—	(0.5)	—	0.5
Total other individually immaterial actions	5.4	0.4	—	(1.6)	—	4.2
Total restructuring reserve	$28.3	$12.1	$(0.2)	$(7.7)	$(3.5)	$29.0

(a) Includes approximately $6.6 million related to other restructuring-related charges that were reflected within SG&A in the Company’s March 31, 2019 Consolidated Statement of Operations and Comprehensive Loss.
(b) Other includes approximately $3.5 million of lease termination liabilities related to certain exited office space that were adjusted following the implementation of ASC 842. See Note 5, "Leases," for additional information.
(c) Consists primarily of other immaterial restructuring initiatives in Denmark, Norway and Sweden.

As of March 31, 2019 and 2018, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

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

	Three Months Ended March 31,
	2019	2018
Net sales	$—	$—
Income from discontinued operations, before taxes	0.7	1.4
Provision for income taxes	—	—
Income from discontinued operations, net of taxes	0.7	1.4

As of March 31, 2019 and December 31, 2018, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$1.1	$1.1
Trade receivables, net	—	0.2
Total current assets	1.1	1.3
Total assets	$1.1	$1.3

Accounts payable	$—	$0.5
Accrued expenses and other	3.1	3.3
Total current liabilities	3.1	3.8
Total liabilities	$3.1	$3.8

4. INVENTORIES

As of March 31, 2019 and December 31, 2018, the Company's inventory balances consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials and supplies	$137.9	$143.5
Work-in-process	6.8	5.6
Finished goods	402.0	374.1
	$546.7	$523.2

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5. LEASES

Products Corporation leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and finance lease agreements. The majority of Products Corporation’s real estate leases are located in the U.S.
As disclosed in Note 1, in February 2016, the FASB issued ASU No. 2016-02, which requires that a lessee recognize, for both finance leases and operating leases, a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying leased asset for the lease term. The lease liability is equal to the present value of the lease payments and the ROU asset is based on the lease liability, subject to certain adjustments, such as pre-payments, initial direct costs, lease incentives and accrued rent.
The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. The standard had a material impact on the Company’s unaudited consolidated balance sheets but did not have an impact on the Company’s unaudited statements of operations and comprehensive loss and cash flows.
As of January 1, 2019, the Company's adoption of ASU No. 2016-02 resulted in:

•	the recognition of ROU assets for operating leases and finance leases of approximately $109.3 million and $1.5 million, respectively;

•	the recognition of lease liabilities for operating leases and finance leases of approximately $123.4 million and $1.4 million, respectively; and

•
a decrease of approximately $11.3 million in accrued rent (of which $10.7 million was recorded in other long-term liabilities and $0.6 million was recorded in accrued expenses and other current liabilities), a decrease of approximately $3.5 million in lease termination liabilities and a decrease of approximately $0.7 million in prepaid rent, due to adjustments to balances previously recorded on the unaudited condensed consolidated balance sheets upon transition from the legacy ASC 840, "Leases," to ASC 842.

Upon adoption of ASU No. 2016-02, the Company elected the available practical expedients allowed by the guidance under:

•
ASC 842-10-15-37, by not separating lease components from non-lease components and instead accounting for all components as a single lease component for all of its classes of underlying assets, i.e., for any type of equipment leases and real estate leases; and

•
ASC 842-10-65-1, by not reassessing at the transition date: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.

The Company determines if an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease ROU assets, recorded within “Property, Plant and Equipment”, and operating lease liabilities, recorded within either "Accrued expenses and other current liabilities" and/or "Other long-term liabilities" in the Company’s unaudited consolidated balance sheets. Finance leases are included in finance lease ROU assets recorded within “Property, Plant and Equipment”, and finance lease liabilities, recorded within either "Accrued expenses and other current liabilities" and/or "Other long-term liabilities" in the Company’s unaudited consolidated balance sheets.
As most of the Company’s leases do not provide the lease implicit rates, the Company uses its incremental borrowing rates as the discount rate, adjusted as applicable, based on the information available at the lease commencement dates to determine the present value of lease payments. The Company may use the lease implicit rate, when readily determinable, as the discount rate to determine the present value of lease payments. As of January 1, 2019, the Company used an average discount rate of approximately 16%, based on an estimate of the Company's incremental borrowing rates.
Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the applicable lease term.
At lease commencement, for initial measurement, variable lease payments that do not depend on an index or rate, if any, are excluded from lease payments. Subsequent to initial measurement, these variable payments are recognized when the event determining the amount of the variable consideration to be paid occurs. Leases with an initial lease term of 12 months or less are not included in the lease liability or ROU asset.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table includes disclosure related to the new lease standard:

Three Months Ended
March 31, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.0
Interest on lease liabilities	0.0
Operating Lease Cost	10.6
Total Lease Cost	10.6

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.0
Operating cash flows from operating leases	11.0
Financing cash flows from finance leases	0.2

ROU assets for finance leases	$1.5
ROU assets for operating leases	103.4
Amortization on ROU assets for finance leases	0.0
Amortization on ROU assets for operating leases	5.9

Weighted-average remaining lease term - finance leases	2.3 years
Weighted-average remaining lease term - operating leases	6.4 years

Weighted-average discount rate - finance leases	6.1%
Weighted-average discount rate - operating leases	15.5%

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
April 2019 through December 2019	$29.6	$0.6
2020	33.6	0.4
2021	30.0	0.2
2022	23.2	0.1
2023	19.0	—
Thereafter	60.6	—
Total undiscounted cash flows	$196.0	$1.3

Present value:
Short-term lease liability	$16.9	$0.7
Long-term lease liability	98.0	0.5
Total lease liability	$114.9	$1.2
Difference between undiscounted cash flows and discounted cash flows	$81.1	$0.1

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during the three months ended March 31, 2019:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2019	$265.0	$171.2	$116.9	$120.8	$673.9
Foreign currency translation adjustment	(0.1)	(0.1)	—	—	(0.2)
Balance at March 31, 2019	$264.9	$171.1	$116.9	$120.8	$673.7

Cumulative goodwill impairment charges(a)					$(55.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017 and 2018; no impairment charges were recognized during the three months ended March 31, 2019.

Intangible Assets, Net

The following tables present details of the Company's total intangible assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.7	$(98.7)	$173.0	13
Customer relationships	248.1	(86.3)	161.8	12
Patents and internally-developed intellectual property	20.9	(10.5)	10.4	6
Distribution rights	31.0	(4.4)	26.6	15
Other	1.3	(1.1)	0.2	1
Total finite-lived intangible assets	$573.0	$(201.0)	$372.0

Indefinite-lived intangible assets:
Trade names	$143.8	N/A	$143.8
Total indefinite-lived intangible assets	$143.8	N/A	$143.8

Total intangible assets	$716.8	$(201.0)	$515.8

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.3	$(94.3)	$178.0	13
Customer relationships	248.6	(77.9)	170.7	12
Patents and internally-developed intellectual property	20.9	(10.1)	10.8	6
Distribution rights	31.0	(4.0)	27.0	16
Other	1.3	(1.0)	0.3	1
Total finite-lived intangible assets	$574.1	$(187.3)	$386.8

Indefinite-lived intangible assets:
Trade names	$145.2	N/A	$145.2
Total indefinite-lived intangible assets	$145.2	N/A	$145.2

Total intangible assets	$719.3	$(187.3)	$532.0

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amortization expense for finite-lived intangible assets was $14.8 million and $10.0 million for the three months ended March 31, 2019 and 2018, respectively, with the increase primarily attributable to the accelerated amortization of the Pure Ice intangible assets as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with its principal customer in 2018.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of March 31, 2019:

Estimated Amortization Expense
2019	$26.3
2020	34.1
2021	33.2
2022	32.3
2023	30.7
Thereafter	215.4
Total	$372.0

7. ACCRUED EXPENSES AND OTHER

As of March 31, 2019 and December 31, 2018, the Company's accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Sales returns and allowances	$85.8	$97.7
Advertising and promotional costs	63.6	76.2
Compensation and related benefits	40.1	55.9
Taxes	23.5	30.9
Restructuring reserve	21.7	26.4
Interest	19.7	33.8
Other	123.5	110.0
Total	$377.9	$430.9

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. LONG-TERM DEBT

As of March 31, 2019 and December 31, 2018, the Company's debt balances consisted of the following:

	March 31,	December 31,
	2019	2018
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (a)	$81.0	$82.7
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (b)	371.6	330.0
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (c)	1,721.8	1,724.6
5.75% Senior Notes due 2021, net of debt issuance costs (d)	497.0	496.6
6.25% Senior Notes due 2024, net of debt issuance costs (e)	441.8	441.4
Spanish Government Loan due 2025	0.4	0.5
	$3,113.6	$3,075.8
Less current portion(*)	(389.7)	(348.1)
	$2,723.9	$2,727.7

Short-term borrowings	$8.6	$9.3
(*) At March 31, 2019, the Company classified $389.7 million as its current portion of long-term debt, comprised primarily of $371.6 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2018, the Company classified $348.1 million as its current portion of long-term debt, comprised primarily of $330 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18 million of amortization payments on the 2016 Term Loan Facility.
(a) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K for certain details regarding the euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million that various foreign subsidiaries of Products Corporation entered into in July 2018 (the “2018 Foreign Asset-Based Term Facility”).
(b) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K for certain details regarding Products Corporation's Amended 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the Amended 2016 Revolving Credit Facility agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B matures on April 17, 2020. Total borrowings at face amount under Tranche A and Tranche B under the Amended 2016 Revolving Credit Facility at March 31, 2019 were $338.2 million (excluding $10.9 million of outstanding undrawn letters of credit) and $37.5 million, respectively (the 2016 Term Loan Facility and the Amended 2016 Revolving Credit Facility are collectively referred to as the "2016 Senior Credit Facilities").
(c) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at March 31, 2019 was $1,755 million.
(d) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at March 31, 2019 was $500 million.
(e) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024. The aggregate principal amount outstanding under the 6.25% Senior Notes at March 31, 2019 was $450 million.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Current Year Debt Transactions

March 2019 Amendment to 2016 Revolving Credit Facility
On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. Prior to Amendment No. 2, the Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limited the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Prior to Amendment No. 2, under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurs if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, on March 7, 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a consolidated fixed charge coverage ratio ("FCCR") of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates, in each case until such time that Products Corporation’s availability under the Amended 2016 Revolving Credit Facility is equal to or exceeds the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.
Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Senior Credit Facilities as of March 31, 2019. At March 31, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2019	Availability at March 31, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$390.9	$338.2	$41.8
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	37.5	37.5	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$428.4	$375.7	$41.8
(a) Availability as of March 31, 2019 is based upon the borrowing base then in effect of $428.4 million, less $10.9 million of outstanding undrawn letters of credit and $375.7 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of March 31, 2019, all of the $41.8 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

The Company’s foreign subsidiaries held $63.2 million out of the Company's total $68.3 million in cash and cash equivalents as of March 31, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility and other permitted lines of credit,

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives.

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
As of March 31, 2019 and December 31, 2018, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of March 31, 2019, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	March 31, 2019
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,392.4	$—	$2,392.4	$3,113.6

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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

10. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $10.9 million and $10.1 million (including amounts available under credit agreements in effect at that time) were maintained as of both March 31, 2019 and December 31, 2018, respectively. Included in these amounts are approximately $7.8 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs, in each case as outstanding as of March 31, 2019 and December 31, 2018, respectively. The estimated liability under such programs is accrued by Products Corporation.

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
Foreign Currency Forward Exchange Contracts
The FX Contracts may, from time to time, be entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX Contracts during the three months ended March 31, 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of March 31, 2019 and December 31, 2018 were nil.
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
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which was nil at each of March 31, 2019 and December 31, 2018. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties.

Quantitative Information – Derivative Financial Instruments

As of March 31, 2019 and December 31, 2018, the Company did not have any derivative financial instruments.

The effects of the Company's derivative financial instruments on its Unaudited Consolidated Statements of Operations and Comprehensive Loss were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net Loss
		Three Months Ended March 31,
		2019	2018
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$—	$(0.8)
FX Contracts	Foreign currency gain (loss), net	—	0.1
2013 Interest Rate Swap	Miscellaneous, net	—	0.2

	Amount of Gain Recognized in Other Comprehensive Loss
	Three Months Ended March 31,
	2019	2018
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$—	$0.6
(a) Net of tax benefits of $0.2 million for the three months ended March 31, 2018.

11. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans were as follows for the periods presented:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$0.5	$0.5	$—	$—
Interest cost	4.9	4.6	0.1	0.1
Expected return on plan assets	(6.0)	(7.0)	—	—
Amortization of actuarial loss	2.4	2.3	0.1	0.1
Total net periodic benefit costs prior to allocation	$1.8	$0.4	$0.2	$0.2
Portion allocated to Revlon Holdings	—	—	—	—
Total net periodic benefit costs	$1.8	$0.4	$0.2	$0.2

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In the three months ended March 31, 2019, the Company recognized net periodic benefit cost of $2.0 million, compared to net periodic benefit cost of $0.6 million in the three months ended March 31, 2018, primarily due to lower expected return on plan assets and higher interest cost.

Net periodic benefit costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net periodic benefit costs:
Selling, general and administrative expense	$0.5	$0.5
Miscellaneous, net	1.5	0.1
Total net periodic benefit costs	$2.0	$0.6

The Company expects that it will have net periodic benefit cost of approximately $7.9 million for its pension and other post-retirement benefit plans for all of 2019, compared with net periodic benefit cost of $2.6 million in 2018.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the first quarter of 2019, $1.6 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2019, the Company expects to contribute approximately $12 million in the aggregate to its pension and other post-retirement benefit plans.

Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 13, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K.

12. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.7 million shares available for grant as of March 31, 2019. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021.

Long-Term Incentive Program

The Company's LTIP RSUs consist of time-based RSUs and performance-based RSUs. Time-based RSUs are scheduled to vest ratably over a 3-year service period, while performance-based RSUs are scheduled to vest based on the achievement of certain Company performance metrics and cliff-vest at the completion of a 3-year performance period.

The fair value of the LTIP RSUs is determined based on the NYSE closing share price on the grant date.

During the first quarter of 2019, the Company granted nil time-based and performance-based RSU awards under the Stock Plan (the "2019 LTIP RSUs").

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the three months ended March 31, 2019, the activity related to time-based and performance-based LTIP RSUs previously granted to eligible employees and the grant date fair value per share related to these LTIP RSUs were as follows:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2018
2018	434.7	$19.11	434.7	$19.11
2017	156.4	19.70	156.4	19.70
Total LTIP RSU's Outstanding as of December 31, 2018	591.1		591.1
LTIP RSU's Vested
2018	(128.9)	19.04	—	—
2017	(64.3)	19.70	—	—
Total LTIP RSU's Vested	(193.2)		—
LTIP RSU's Forfeited/Canceled
2018	(33.8)	19.70	(34.9)	19.70
2017	(21.7)	19.70	(23.1)	19.70
Total LTIP RSU's Forfeited/Canceled	(55.5)		(58.0)
Outstanding as of March 31, 2019
2018	272.0	19.08	399.8	19.06
2017	70.4	19.70	133.3	19.70
Total LTIP RSU's Outstanding as of March 31, 2019	342.4		533.1

Time-Based LTIP RSUs

The Company recognized a net adjustment to compensation expense related to the time-based LTIP RSUs of $0.1 million for the three months ended March 31, 2019. As of March 31, 2019, the Company had $6.1 million of total deferred compensation expense related to non-vested, time-based LTIP RSUs. The cost is recognized over the vesting period of the awards, as described above. One tranche of time-based LTIP RSUs vested during the three months ended March 31, 2019.

Performance-based LTIP RSUs

The Company recognized a net adjustment to compensation expense related to the performance-based LTIP RSUs of $0.1 million for the three months ended March 31, 2019. As of March 31, 2019, the Company had $7.3 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs, which is recognized over the 3-year performance period of the performance-based 2018 LTIP RSUs and 2 years for the performance-based 2017 LTIP RSUs. No performance-based LTIP RSUs vested during the three months ended March 31, 2019.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

13. INCOME TAXES

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions, foreign earnings taxable in the U.S., the limitation on the deductibility of interest, valuation allowances and other items. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements and the interaction of various global tax strategies.
The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2019 and a benefit from incomes taxes of $1.6 million for three months ended March 31, 2018, respectively. For the three months ended March 31, 2019, the Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. For the three months ended March 31, 2018, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected for the full fiscal year. The $1.7 million increase in the Company's provision for income taxes in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the current quarter; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings.
The Company's effective tax rate for the three months ended March 31, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
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
As of the first quarter of 2019, the Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the first quarter of 2019 are consistent with the Company's conclusions on such matters as of the end of 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.
For a further discussion, see Note 15, "Income Taxes," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in Revlon's 2018 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of March 31, 2019 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(24.4)	$(209.5)	$(0.3)	$(234.2)
Foreign currency translation adjustment	(1.3)	—	—	(1.3)
Amortization of pension related costs, net of tax of $(0.3) million(a)	—	2.2	—	2.2
Other comprehensive (loss) income	$(1.3)	$2.2	$—	$0.9
Balance at March 31, 2019	$(25.7)	$(207.3)	$(0.3)	$(233.3)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.

For the three months ended March 31, 2019, the Company did not have any activity related to financial instruments. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended March 31, 2018 related to the 2013 Interest Rate Swap:

2013 Interest Rate Swap
Beginning accumulated losses at December 31, 2017	$(0.7)
Reclassifications into earnings (net of $0.2 million tax benefit)(a)	0.6
Ending accumulated losses at March 31, 2018	$(0.1)
(a) Reclassified to interest expense.

15. SEGMENT DATA AND RELATED INFORMATION
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
As of March 31, 2019, the Company’s operations are organized into the following reportable segments:

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

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, and these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales.
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

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the periods presented.

	Three Months Ended March 31,
	2019	2018
Segment Net Sales:
Revlon	$247.3	$229.1
Elizabeth Arden	111.4	105.7
Portfolio	117.2	134.5
Fragrances	77.3	91.4
Total	$553.2	$560.7

Segment Profit:
Revlon	$25.6	$2.3
Elizabeth Arden	1.9	1.5
Portfolio	4.5	(2.8)
Fragrances	6.8	3.2
Total	$38.8	$4.2

Reconciliation:
Total Segment Profit	$38.8	$4.2
Less:
Depreciation and amortization	47.0	38.7
Non-cash stock compensation expense	0.4	7.7
Non-Operating items:
Restructuring and related charges	12.1	5.5
Acquisition and integration costs	0.6	4.0
Oxford ERP system disruption-related charges	—	10.0
Financial control remediation actions and related charges	2.0	—
Operating loss	(23.3)	(61.7)
Less:
Interest Expense	47.7	39.9
Amortization of debt issuance costs	3.2	2.3
Foreign currency losses (gains), net	0.2	(10.6)
Miscellaneous, net	1.3	—
Loss from continuing operations before income taxes	$(75.7)	$(93.3)

As of March 31, 2019, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended March 31, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$133.2	$28.2	$70.1	$47.2	$278.7
EMEA*	55.7	44.5	37.8	21.8	159.8
Asia	23.9	31.6	0.8	3.5	59.8
Latin America*	13.7	2.3	5.2	1.8	23.0
Pacific*	20.8	4.8	3.3	3.0	31.9
	$247.3	$111.4	$117.2	$77.3	$553.2

	Three Months Ended March 31, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$116.2	$28.9	$81.9	$56.4	$283.4
EMEA*	54.0	46.3	43.2	24.7	168.2
Asia	25.6	23.3	1.0	2.8	52.7
Latin America*	13.9	2.2	5.3	4.1	25.5
Pacific*	19.4	5.0	3.1	3.4	30.9
	$229.1	$105.7	$134.5	$91.4	$560.7

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three Months Ended March 31,
	2019		2018
Classes of similar products:
Net sales:
Color cosmetics	$202.8	37%	$199.1	36%
Fragrance	110.3	20%	124.3	22%
Hair care	128.7	23%	125.7	22%
Beauty care	41.1	7%	44.7	8%
Skin care	70.3	13%	66.9	12%
	$553.2		$560.7

The following table presents the Company's long-lived assets by geographic area as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Long-lived assets, net:
United States	$1,494.0	85%	$1,416.2	84%
International	268.2	15%	275.0	16%
	$1,762.2		$1,691.2

REVLON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. BASIC AND DILUTED EARNINGS PER COMMON SHARE
Shares used in basic loss per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, RSUs and LTIP RSUs under the Company’s Stock Plan using the treasury stock method. For the three months ended March 31, 2019, diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, RSUs and LTIP RSUs would have an anti-dilutive effect. As of March 31, 2019 and 2018, there were no outstanding stock options under the Company's Stock Plan. See Note 12, "Stock Compensation Plan," for information on the LTIP RSUs.

Following are the components of basic and diluted loss per common share for the periods presented:

	Three months ended March 31,
	2019	2018
Numerator:
Loss from continuing operations, net of taxes	$(75.8)	$(91.7)
Income from discontinued operations, net of taxes	0.7	1.4
Net loss	$(75.1)	$(90.3)
Denominator:
Weighted-average common shares outstanding – Basic	52,913,388	52,673,672
Effect of dilutive restricted stock	—	—
Weighted-average common shares outstanding – Diluted	52,913,388	52,673,672
Basic loss per common share:
Continuing operations	$(1.43)	$(1.74)
Discontinued operations	0.01	0.03
Net loss per common share	$(1.42)	$(1.71)
Diluted loss per common share:
Continuing operations	$(1.43)	$(1.74)
Discontinued operations	0.01	0.03
Net loss per common share	$(1.42)	$(1.71)

Unvested restricted stock and RSUs under the Stock Plan(a)	571,069	104,411

(a)	These are outstanding common stock equivalents that were not included in the computation of diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

17. CONTINGENCIES
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
The net activity related to services purchased under the Reimbursement Agreements during the three months ended March 31, 2019 and 2018 was nil and $0.1 million expense, respectively. The purchases during first quarter 2018 primarily included third party services purchased by MacAndrews & Forbes. As of March 31, 2019 and December 31, 2018, a balance of nil and a $0.3 million receivable from MacAndrews & Forbes, respectively, were included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

Other

During the three months ended March 31, 2019 and 2018, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $2.4 million and $7.4 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2019 and 2018, respectively, for which the Company paid fees of approximately $0.1 million for each of the three months ended March 31, 2019 and 2018, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net receivables and net payables aggregating to approximately $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

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

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the 2018 Form 10-K.

Certain capitalized terms used in this Form 10-Q are defined throughout this Item 2.

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2019 were $553.2 million, a $7.5 million decrease, or 1.3%, compared to $560.7 million in the first quarter of 2018. Excluding the $20.5 million unfavorable impact of foreign currency fluctuations (referred to herein as "FX," "XFX" or on an "XFX basis"), consolidated net sales increased by $13.0 million, or 2.3%, during the first quarter 2019. The XFX increase in the first quarter of 2019 was primarily due to: a $26.9 million, or 11.7%, increase in Revlon segment net sales; and a $10.0 million, or 9.5%, increase in Elizabeth Arden segment net sales; partially offset by a $12.0 million, or 8.9%, decrease in Portfolio segment net sales; and a $11.9 million, or 13.0%, decrease in Fragrances segment net sales.

Consolidated loss from continuing operations, net of taxes, in the first quarter of 2019 was $75.8 million, compared to $91.7 million in the first quarter of 2018. The $15.9 million decrease in consolidated loss from continuing operations, net of taxes, in the first quarter of 2019 was primarily due to:

•	$39.1 million of lower SG&A expenses, primarily driven by lower brand support expenses and lower costs associated with the departure of certain executives;
with the foregoing partially offset by:

•
$10.8 million of unfavorable variance in foreign currency, resulting from $0.2 million in foreign currency losses during the first quarter of 2019, compared to $10.6 million in foreign currency gains during the first quarter of 2018;

•
a $7.8 million increase in interest expense, primarily due to higher average interest rates and higher borrowings under the Amended 2016 Revolving Credit Facility and higher indebtedness resulting from entering into the 2018 Foreign Asset-Based Term Facility in July 2018;

•	$2.7 million of lower gross profit, primarily due to lower net sales; and

•
a $1.7 million increase in the provision for income taxes, primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the current quarter; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings.

During 2018, the Company's ERP launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and resulted in lost net sales and in the Company incurring incremental charges, mainly related to actions that the Company implemented to remediate the decline in customer service levels. Difficulties in implementing the Company’s new ERP system also impacted its internal control over financial reporting ("ICFR") and resulted in a material weakness in its ICFR as described in the Company’s 2018 Form 10-K. See Part I, Item 4, “Controls and

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Procedures,” in this Form 10-Q for a discussion of the Company’s adoption of a plan designed to improve its internal controls to remediate this material weakness in its ICFR and for a summary of the actions taken by the Company to implement such plan during Q1 2019 and through the date of filing this Form 10-Q.

Recent Debt Transactions

March 2019 Amendment to the 2016 Revolving Credit Facility
On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changes these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, on March 7, 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates, in each case until such time that Products Corporation’s availability under the Amended 2016 Revolving Credit Facility is equal to or exceeds the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

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

Results of Operations

Consolidated Net Sales:
Year-to-date results:
Consolidated net sales in the first quarter of 2019 were $553.2 million, a $7.5 million, or 1.3% decrease compared to $560.7 million in the first quarter of 2018. Excluding the $20.5 million unfavorable FX impact, consolidated net sales increased by $13.0 million, or 2.3%, during the first quarter of 2019. The XFX net sales increase in the first quarter of 2019 was due primarily to: a $26.9 million, or 11.7%, increase in Revlon segment net sales; and a $10.0 million, or 9.5%, increase in Elizabeth Arden segment net sales; partially offset by a $12.0 million, or 8.9%, decrease in Portfolio segment net sales; and a $11.9 million, or 13.0%, decrease in Fragrances segment net sales.

See "Segment Results" below for further information on net sales by segment.

Segment Results:
The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 15, "Segment Data and Related Information," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2019	2018	$	%	$	%	2019	2018	$	%	$	%
Revlon	$247.3	$229.1	$18.2	7.9%	$26.9	11.7%	$25.6	$2.3	$23.3	N.M.	$24.8	N.M.
Elizabeth Arden	111.4	105.7	5.7	5.4%	10.0	9.5%	1.9	1.5	0.4	26.7%	1.0	66.7%
Portfolio	117.2	134.5	(17.3)	(12.9)%	(12.0)	(8.9)%	4.5	(2.8)	7.3	N.M.	7.5	N.M.
Fragrances	77.3	91.4	(14.1)	(15.4)%	(11.9)	(13.0)%	6.8	3.2	3.6	112.5%	3.7	115.6%
Total	$553.2	$560.7	$(7.5)	(1.3)%	$13.0	2.3%	$38.8	$4.2	$34.6	N.M.	$37.0	N.M.
(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon Segment
Revlon segment net sales in the first quarter of 2019 were $247.3 million, a $18.2 million, or 7.9%, increase, compared to $229.1 million in the first quarter of 2018. Excluding the $8.7 million unfavorable FX impact, total Revlon segment net sales in the first quarter of 2019 increased by $26.9 million, or 11.7%, compared to the first quarter of 2018. This increase was primarily driven by higher net sales of Revlon color cosmetics and higher net sales of Revlon-branded professional and hair care products.
Revlon segment profit in the first quarter of 2019 was $25.6 million, a $23.3 million increase, compared to $2.3 million in the first quarter of 2018. Excluding the $1.5 million unfavorable FX impact, Revlon segment profit in the first quarter of 2019 increased by $24.8 million compared to the first quarter of 2018. This increase was primarily driven by the segment's higher net sales described above and lower brand support expenses, partially offset by higher cost of sales.
Elizabeth Arden Segment
Elizabeth Arden segment net sales in the first quarter of 2019 were $111.4 million, a $5.7 million, or 5.4%, increase, compared to $105.7 million in the first quarter of 2018. Excluding the $4.3 million unfavorable FX impact, Elizabeth Arden net sales in the first quarter of 2019 increased by $10 million, or 9.5%, compared to the first quarter of 2018. This increase was primarily driven by the segment's higher net sales of Elizabeth Arden skin care products, including Ceramide and Prevage, primarily internationally, as well as Elizabeth Arden-branded fragrances.

Elizabeth Arden segment profit in the first quarter of 2019 was $1.9 million, a $0.4 million, or 26.7%, increase, compared to $1.5 million in 2018. Excluding the $0.6 million unfavorable FX impact, Elizabeth Arden segment profit in the first quarter of 2019 increased by $1.0 million, or 66.7%, compared to the first quarter of 2018. This increase was primarily driven by the segment's higher net sales described above and lower brand support expenses, partially offset by higher cost of sales and distribution expenses.
Portfolio Segment
Portfolio segment net sales in the first quarter of 2019 were $117.2 million, a $17.3 million, or 12.9%, decrease, compared to $134.5 million in the first quarter of 2018. Excluding the $5.3 million unfavorable FX impact, total Portfolio segment net sales in the first quarter of 2019 decreased by $12.0 million, or 8.9%, compared to the first quarter of 2018. This decrease was driven primarily by the segment's lower net sales of CND nail products, SinfulColors and Almay color cosmetics, as well as lower net sales of local and regional brands. These decreases were partially offset by higher net sales American Crew men's grooming products and Mitchum anti-perspirant deodorants.
Portfolio segment profit in the first quarter of 2019 was $4.5 million, a $7.3 million increase compared to a $2.8 million segment loss in the first quarter of 2018. Excluding the $0.2 million unfavorable FX impact, Portfolio segment profit in the first quarter of 2019 increased by $7.5 million compared to the first quarter of 2018. This increase was primarily driven by the segment's lower brand support and distribution expenses, partially offset by lower net sales, as described above.
Fragrances Segment
Fragrances segment net sales in the first quarter of 2019 were $77.3 million, a $14.1 million, or 15.4%, decrease, compared to $91.4 million in the first quarter of 2018. Excluding the $2.2 million unfavorable FX impact, total Fragrances segment net sales in the first quarter of 2019 decreased by $11.9 million, or 13.0%, compared to the first quarter of 2018. This decrease was driven primarily by lower net sales due to the ongoing overall weakness in the mass retail channel, including certain retail store closures.
Fragrances segment profit in the first quarter of 2019 was $6.8 million, a $3.6 million, or 112.5%, increase, compared to $3.2 million in the first quarter of 2018. Excluding the $0.1 million unfavorable FX impact, Fragrances segment profit in the first quarter of 2019 increased by $3.7 million, or 115.6%, compared to the first quarter of 2018. This increase was primarily driven by lower brand support, cost of sales and distribution costs, partially offset by the segment's lower net sales.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended March 31,		Change		XFX Change (a)
	2019	2018	$	%	$	%
Revlon
North America	$133.2	$116.2	$17.0	14.6%	$17.4	15.0%
International	114.1	112.9	1.2	1.1%	9.5	8.4%
Elizabeth Arden
North America	$28.2	$28.9	$(0.7)	(2.4)%	$(0.4)	(1.4)%
International	83.2	76.8	6.4	8.3%	10.4	13.5%
Portfolio
North America	$70.1	$81.9	$(11.8)	(14.4)%	$(11.5)	(14.0)%
International	47.1	52.6	(5.5)	(10.5)%	(0.5)	(1.0)%
Fragrances
North America	$47.2	$56.4	$(9.2)	(16.3)%	$(9.1)	(16.1)%
International	30.1	35.0	(4.9)	(14.0)%	(2.8)	(8.0)%
Total Net Sales	$553.2	$560.7	$(7.5)	(1.3)%	$13.0	2.3%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the first quarter of 2019 increased by $17.0 million, or 14.6%, to $133.2 million, compared to $116.2 million in the first quarter of 2018. Excluding the $0.4 million unfavorable FX impact, Revlon segment net sales in North America in the first quarter of 2019 increased by $17.4 million, or 15.0%, compared to the first quarter of 2018. This increase was primarily due to the segment's higher net sales of Revlon color cosmetics due mainly to improved service levels at the Oxford, N.C. facility; higher net sales of Revlon-branded hair care products; and higher net sales of Revlon ColorSilk hair color products.

International

Internationally, Revlon segment net sales in the first quarter of 2019 increased by $1.2 million, or 1.1%, to $114.1 million, compared to $112.9 million in the first quarter of 2018. Excluding the $8.3 million unfavorable FX impact, Revlon segment International net sales in the first quarter of 2019 increased by $9.5 million, or 8.4%, compared to the first quarter of 2018. This increase was driven primarily by the segment's higher net sales of Revlon color cosmetics, due mainly to improved service levels at the Oxford, N.C. facility, and higher net sales of Revlon-branded professional hair care products, following new product launches in Europe.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the first quarter of 2019 decreased by $0.7 million, or 2.4%, to $28.2 million, compared to $28.9 million in the first quarter of 2018. Excluding the $0.3 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the first quarter of 2019 decreased by $0.4 million, or 1.4%, compared to the first quarter of 2018. This decrease was driven primarily by the segment's lower net sales resulting from certain retail store closures, partially offset primarily by higher net sales of the segment's Ceramide and Prevage skin care brands.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Elizabeth Arden segment net sales in the first quarter of 2019 increased by $6.4 million, or 8.3%, to $83.2 million, compared to $76.8 million in the first quarter of 2018. Excluding the $4.0 million unfavorable FX impact, Elizabeth Arden segment International net sales in the first quarter of 2019 increased by $10.4 million, or 13.5%, compared to the first quarter of 2018. This increase was driven primarily by higher net sales of the segment's skin care products, including Ceramide and Prevage, primarily within the Company's Travel Retail business and Asia region, particularly in China.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the first quarter of 2019 decreased by $11.8 million, or 14.4%, to $70.1 million, as compared to $81.9 million in the first quarter of 2018. Excluding the $0.3 million unfavorable FX impact, Portfolio segment net sales in North America in the first quarter of 2019 decreased by $11.5 million, or 14.0%, compared to the first quarter of 2018. This decrease was driven primarily by the segment's lower net sales of CND nail products, SinfulColors, Almay and Pure Ice color cosmetics, as well as lower net sales of local and regional brands, partially offset by higher net sales of American Crew men's grooming products.

International

Internationally, Portfolio segment net sales in the first quarter of 2019 decreased by $5.5 million, or 10.5%, to $47.1 million, compared to $52.6 million in the first quarter of 2018. Excluding the $5.0 million unfavorable FX impact, Portfolio segment International net sales decreased by $0.5 million, or 1.0%, in the first quarter of 2019, compared to the first quarter of 2018, primarily due to the segment's lower net sales of local and regional brands, partially offset by higher net sales of Mitchum anti-perspirant deodorants and Cutex nail care products.

Fragrances Segment

North America

In North America, Fragrances segment net sales in the first quarter of 2019 decreased by $9.2 million, or 16.3%, to $47.2 million, as compared to $56.4 million in the first quarter of 2018. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America in the first quarter of 2019 decreased by $9.1 million, or 16.1%, compared to the first quarter of 2018. This decrease was primarily driven by lower net sales due to weakness in the mass retail channel, as well as certain retail store closures in the prestige channel.

International

Internationally, Fragrances segment net sales in the first quarter of 2019 decreased by $4.9 million, or 14.0%, to $30.1 million, compared to $35.0 million in the first quarter of 2018. Excluding the $2.1 million unfavorable FX impact, Fragrances segment International net sales decreased by $2.8 million, or 8.0%, in the first quarter of 2019, compared to the first quarter of 2018, primarily due to the segment's lower net sales in the mass retail channel.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Gross profit	$315.4	$318.1	$(2.7)
Percentage of net sales	57.0%	56.7%	0.3%

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gross profit decreased by $2.7 million in the first quarter of 2019, as compared to the first quarter of 2018. Favorable sales volume increased gross profit in the first quarter of 2019 by approximately $8 million, compared to the first quarter of 2018, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the first quarter of 2019 increased by 0.3 percentage points, as compared to the first quarter of 2018. The drivers of the increase in gross margin in the first quarter of 2019, as compared to the first quarter of 2018, primarily included:

•
the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility in the first quarter of 2018, which did not occur in the first quarter of 2019 and resulted in an increase to the gross margin of 4.3 percentage points;

•favorable product mix, which increased gross margin by 2.9 percentage points; and
•lower sales allowances, which increased gross margin by 1.7 percentage points;
with the foregoing partially offset primarily by:
•unfavorable FX impacts, which reduced gross margin by 7 percentage points;
•the impact of tariffs, which decreased gross margin by 1.2 percentage points; and
•higher sales returns, which decreased gross margin by 0.4 percentage points.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
SG&A expenses	$332.6	$371.7	$(39.1)

SG&A expenses decreased by $39.1 million in the first quarter of 2019, compared to the first quarter of 2018, primarily driven by:

•
a $28.8 million decrease in brand support expenses driven by planned lower activity in the quarter to align marketing initiatives with in-store customer resets and new product launches, primarily within the Revlon and Portfolio segments;

•	favorable FX impact of approximately $10 million; and

•
lower general and administrative expenses of approximately $8.0 million, primarily driven by higher costs in the first quarter of 2018 associated with the departure of certain executives and lower travel expenses.

Acquisition and Integration Costs:
The table below shows the Company's acquisition and integration costs for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Acquisition Costs	$—	$0.1	$(0.1)
Integration Costs	0.6	3.9	(3.3)
Total acquisition and integration costs	$0.6	$4.0	$(3.4)

The Company incurred $0.6 million of integration costs in the first quarter of 2019, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and other transition related costs.
The Company incurred $4.0 million of acquisition and integration costs in the first quarter of 2018, primarily related to the Elizabeth Arden Acquisition.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Restructuring charges and other, net	$5.5	$4.1	$1.4

2018 Optimization Program
During 2018, the Company announced a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the first quarter of 2019, the Company recorded $11.7 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $5.1 million of severance and other personnel costs; and (ii) $6.6 million of other restructuring-related charges that were recorded within SG&A. The Company expects to recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges under the 2018 Optimization Program, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges and approximately $10 million of additional capital expenditures. The Company expects the 2018 Optimization Program to be substantially completed by December 31, 2019. The Company currently projects that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019.
EA Integration Restructuring Program
The EA Integration Restructuring Program was substantially completed by December 31, 2018 and the Company expects to incur limited further charges under this program, primarily related to its exit from certain leased spaces. During the first quarter of 2019, the Company did not record any charges related to restructuring and related actions under the EA Integration Restructuring Program. As of March 31, 2019, the Company had recognized a total of $82.2 million of pre-tax restructuring and related charges consisting of: (i) $72.2 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company expects that cash payments will total $80 million to $85 million in connection with the EA Integration Restructuring Charges, of which $67.0 million were paid through March 31, 2019, with substantially all of the remaining balance expected to be paid by the end of 2020.
For further information on EA Integration Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Unaudited Consolidated Financial Statements in this Form 10-Q.
During the first quarter of 2018, the Company recorded $4.1 million of charges primarily related to the EA Integration Restructuring Program.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Interest expense	$47.7	$39.9	$7.8
The $7.8 million increase in interest expense in three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to higher average interest rates and higher borrowings under the Amended 2016 Revolving Credit Facility and higher indebtedness resulting from entering into the 2018 Foreign Asset-Based Term Facility in July 2018.

Please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 2 of this Form 10-Q for further information.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency losses (gains), net:
The table below shows the Company's foreign currency losses (gains), net for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Foreign currency losses (gains), net	$0.2	$(10.6)	$10.8
The $0.2 million in foreign currency losses, net, during the three months ended March 31, 2019, compared to $10.6 million in foreign currency gains, net, during the three months ended March 31, 2018, was primarily driven by the net unfavorable impact of the revaluation of certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables.

Provision for income taxes:
The table below shows the Company's provision for income taxes for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Provision (benefit) from income taxes	$0.1	$(1.6)	$1.7
For the three months ended March 31, 2019, the Company used the discrete method to calculate the interim effective tax rate for all jurisdictions, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. For the three months ended March 31, 2018, the tax rate at the end of the period was calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The $1.7 million increase in the Company's provision for income taxes for three months ended March 31, 2019, as compared to three months ended March 31, 2018, was primarily due to: (i) the decreased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) valuation allowances recorded in the current quarter; (iv) the limitation on the deductibility of interest; and (v) the U.S. tax on the Company's foreign earnings. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in Revlon's 2018 Form 10-K.
The Company's effective tax rate for the three months ended March 31, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and U.S. tax on the Company's foreign earnings.
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
As of the first quarter of 2019, the Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the first quarter of 2019 are consistent with the Company's conclusions on such matters as of the end of 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.
For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in Revlon's 2018 Form 10-K.

REVLON, INC AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At March 31, 2019, the Company had a liquidity position of $103.5 million, consisting of: (i) $68.3 million of unrestricted cash and cash equivalents; (ii) $41.8 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $375.7 million drawn at such date); and less (iii) $6.6 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of March 31, 2019, all of the $41.8 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.
On March 6, 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 to the Amended 2016 Revolving Credit Agreement in respect of the Amended 2016 Revolving Credit Facility. Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The Amended 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the Amended 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility. Amendment No. 2 changes these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, on March 7, 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates, in each case until such time that Products Corporation’s availability under the Amended 2016 Revolving Credit Facility is equal to or exceeds the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

The Company’s foreign operations held $63.2 million out of its total $68.3 million in cash and cash equivalents as of March 31, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility and other permitted lines of credit, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives. During the first quarter of 2019, as part of continuing to effectively manage its working capital needs, the Company continued to repatriate funds to the U.S. using tax-effective methods, such as through the settlement of historical loans and payables due from certain foreign subsidiaries.
In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years and limitations on tax deductions for interest expense in 2018 and following years. The Company was not subject to the one-time transition tax due to its deficit in foreign earnings as of the applicable measurement dates. Additionally, the Company determined that the limitation on interest deductibility did not impact the Company's 2018 federal cash taxes due to its net operating loss position. Further, as a result of the Company’s anticipated net operating loss carryover to 2019, the Company expects that the Tax Act will not have a material impact on the Company's cash taxes or liquidity in 2019. As of December 31, 2018, the Company's accounting for the Tax Act is complete. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K and Item 1A. “Risk Factors - Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2018 Form 10-K.

Changes in Cash Flows
As of March 31, 2019, the Company had cash, cash equivalents and restricted cash of $69.8 million, compared with $87.4 million at December 31, 2018. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(28.4)	$(97.3)
Net cash used in investing activities	(5.8)	(13.7)
Net cash provided by financing activities	16.2	77.2
Effect of exchange rate changes on cash and cash equivalents	0.3	2.9
Net decrease in cash, cash equivalents and restricted cash	(17.7)	(30.9)
Cash, cash equivalents and restricted cash at beginning of period	87.5	87.4
Cash, cash equivalents and restricted cash at end of period	$69.8	$56.5

Operating Activities
Net cash used in operating activities was $28.4 million and $97.3 million for the first three months of 2019 and 2018, respectively. The decrease in cash used in operating activities for the first three months of 2019, compared to the first three months of 2018, was primarily driven by a lower net loss, primarily as a result of the charges incurred in the prior year related to the effect of the Oxford, N.C. facility disruption, as well as favorable working capital changes compared to the prior year period.

Investing Activities
Net cash used in investing activities was $5.8 million and $13.7 million for the first three months of 2019 and 2018, respectively, which was entirely comprised of capital expenditures. Capital expenditures in the first three months of 2019 and 2018 included nil and approximately $4 million, respectively, for Elizabeth Arden integration-related investments.

Financing Activities
Net cash provided by financing activities was $16.2 million and $77.2 million for the first three months of 2019 and 2018, respectively.
Net cash provided by financing activities for the first three months of 2019 primarily included:

•	$40.6 million of borrowings under the Amended 2016 Revolving Credit Facility; and
with the foregoing partially offset by:

•	$4.5 million of repayments under the 2016 Term Loan Facility;

•	17.2 million of decreases in short-term borrowings and overdraft; and

•	$0.9 million of payment of financing costs incurred in connection with the Amendment No. 2 to the Amended 2016 Revolving Credit Facility.
Net cash provided by financing activities for the first three months of 2018 primarily included:

•	$83.8 million of borrowings under the Amended 2016 Revolving Credit Facility;
with the foregoing partially offset by:

•	$4.5 million of repayments under the 2016 Term Loan Facility.

Long-Term Debt Instruments
See Note 8, "Long Term Debt," for information regarding Products Corporation’s 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2018 Foreign Asset-Based Term Facility, 5.75% Senior Notes and 6.25% Senior Notes. For further detail regarding Products Corporation's long-term debt instruments, see Note 10, "Long-Term Debt," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in Revlon's 2018 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements and the 2018 Foreign Asset-Based Term Agreement as of March 31, 2019. As of March 31, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2019	Availability at March 31, 2019(a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$390.9	$338.2	$41.8
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	37.5	37.5	—
Total Tranche A& B of the Amended 2016 Revolving Credit Facility(a)	$441.5	428.4	$375.7	$41.8
(a) Availability at March 31, 2019 is based upon the borrowing base then in effect of $428.4 million, less $10.9 million of outstanding undrawn letters of credit and $375.7 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of March 31, 2019, all of the $41.8 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of March 31, 2019, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of March 31, 2019.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility and other permitted lines of credit. The 2016 Credit Agreements, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program and the 2018 Optimization Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade.
The Company’s cash contributions to its pension and post-retirement benefit plans in the first three months of 2019 were $1.8 million.
The Company expects that cash contributions to its pension and post-retirement benefit plans will total approximately $12 million for 2019. The Company’s cash taxes paid in the first three months of 2019 were $0.4 million. The Company expects to pay cash taxes totaling approximately $15 million to $20 million during 2019. For a further discussion, see Note 13, "Income Taxes," to the Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 15, "Income Taxes," to the Consolidated Financial Statements in Revlon's 2018 Form 10-K and Item 1A. “Risk Factors - Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows" in Revlon's 2018 Form 10-K.
The Company’s purchases of permanent wall displays and capital expenditures in the first three months of 2019 were $9.7 million and $5.8 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $50 million to $60 million during 2019 and expects that capital expenditures will total approximately $50 million to $60 million during 2019.
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
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, including actions related to the 2018 Optimization Program. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, other permitted lines of credit and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to pay its operating expenses for 2019, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program and the 2018 Optimization Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under Products Corporation’s Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory.
If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the EA Integration Restructuring Program and the 2018 Optimization Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements, the Senior Notes Indentures and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company’s 2018 Form 10-K.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts ("FX Contracts") from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The FX Contracts in the Company's hedging program matured in December 2018. At each of March 31, 2019 and December 31, 2018, the U.S. Dollar notional amount of the FX Contracts outstanding were nil. These FX Contracts had a nil fair value at March 31, 2019.
Interest Rate Swap Transaction
In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap expired in May 2018. Refer to Note 10, "Financial Instruments," in this Form 10-Q for more information on this interest rate swap transaction.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled nil as of March 31, 2019 and December 31, 2018. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties. Given the current credit standing of the counterparties to the Company's derivative instruments, the Company believes the risk of loss arising from any non-performance by any of the counterparties under these derivative instruments is remote.

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

For a discussion of the Company's critical accounting policies, see Revlon's 2018 Form 10-K.

Effect of Recently Issued Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as a smaller reporting company.

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness described in "Management's Annual Report on Internal Control Over Financial Reporting," under Item 9A. “Controls and Procedures” of the Company’s 2018 Form 10-K, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.
Given the material weakness, the Company performed additional procedures to determine that the Company’s Unaudited Consolidated Financial Statements included in this Form 10-Q were prepared in accordance with U.S. GAAP and fairly present in all material respects the Company's financial condition, results of operations and cash flow for the periods presented. As a result, management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP and fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented.
(b) Changes in Internal Control over Financial Reporting (“ICFR”). As disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s 2018 Form 10-K, the Company identified a material weakness in internal control over financial reporting related to the following deficiencies:

(i)
the Company did not perform an effective continuous risk assessment process that adequately identified and assessed risks affecting the Company's internal controls over financial reporting associated with the implementation of its new ERP system in the U.S.;

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

The Company has adopted a plan designed to improve its internal controls to remediate the aforementioned material weakness and during Q1 2019 and through the date of filing this Form 10-Q has taken certain actions within each of the following areas: (i) implemented enhancements to company-wide risk assessment processes; (ii) enhanced the review and sign-off procedures for IT implementations; (iii) trained responsible staff and enhanced staff; (iv) enhanced the Company’s process and control documentation; (v) implemented new processes and controls relative to the execution and oversight of inventory, accounts receivable, net sales and cost of goods sold; (vi) enhanced and reinforced policies around account reconciliations and manual journal entries; (vii) identified and clearly communicated individual employee responsibilities; and (viii) implemented new controls and new reporting tools to ensure the completeness and accuracy of information used in performing manual controls. These actions are ongoing and the Company is also continuing to evaluate additional controls and procedures that may be required to remediate the material weakness.

The Company believes that the actions being taken to improve the design and operating effectiveness of its internal controls will effectively remediate the material weakness. However, the material weakness in the Company’s internal control over financial reporting will not be considered remediated until the internal controls that are remediated operate for a sufficient period of time and management concludes, through testing, that these internal controls are operating effectively.

REVLON, INC. AND SUBSIDIARIES

For further information regarding the Company’s material weakness, see Part I, Item 1A. “Risk Factors - Difficulties in implementing the Company’s new ERP system have disrupted the Company's business operations and have caused a material weakness in the Company’s internal control over financial reporting. If the Company is unable to remediate the material weakness in its internal control over financial reporting, it may negatively impact the Company’s ability to prepare its future financial statements in conformity with U.S. GAAP. If the Company experiences ongoing disruptions with such implementation and/or is unable to remediate the material weakness in the future, such events could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows” in Revlon's 2018 Form 10-K and Part II, Item 9A. “Controls and Procedures” in Revlon's 2018 Form 10-K.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended March 31, 2019, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company’s management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:

(i)	the Company's future financial performance and/or sales growth;

(ii)
the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the EA Integration Restructuring Program and the 2018 Optimization Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;

(iii)
the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility and/or other permitted additional sources of capital, which actions could increase the Company's total debt;

(iv)
the Company’s plans to remain focused on its 3 key strategic pillars to drive its future success and growth, including (1) strengthening its iconic brands through innovation and relevant product portfolios; (2) building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and (3) ensuring availability of its product where consumers shop, both in-store and increasingly online;

(v)
the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (A) in connection with implementing the EA Integration Restructuring Program: (1) consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company's SG&A expenses); and (2) recognizing $82.2 million of the EA Integration Restructuring Charges (all of which are expected to be cash payments), consisting of: (x) $72.2 million of employee-related costs, including severance, retention and other contractual termination benefits; (y) $5.1 million of lease termination costs; and (z) $4.9 million of other related charges; (B) the Company's 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity, with the major initiatives underlying such program including: (1) optimizing its global supply chain and realizing manufacturing efficiencies and rationalizing its global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance its speed-to-market capabilities for new innovations; (2) enhancing in-market execution and optimizing its commercial and organizational structures to create more efficient global and regional capabilities; and (3) reducing overhead costs and streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying its business processes, leading to greater agility and faster decision-making; (C) the Company’s expectations regarding the amount and timing of the charges and payments related to the 2018 Optimization Program, including that: (1) it will recognize approximately $30 million to $40 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses; (2) it will incur approximately $10 million of additional capital expenditures; (3) of the restructuring charges, it recorded pre-tax restructuring charges of $11.7 million in the three months ended March 31, 2019, related to the 2018 Optimization Program, with substantially all of the balance to be recognized in 2019; and (4) approximately 85% of the restructuring charges are to be paid in cash, with approximately $3.8 million paid through March 31, 2019 and $22 million to $30 million, with any remaining balance to be paid in 2020; (D) the Company’s expectation that the actions to be implemented under the 2018 Optimization Program will be substantially completed by December 31, 2019; and (E) the Company’s projection that the 2018 Optimization Program will result in annualized cost reductions in the range of approximately $125 million to $150 million by the end of 2019;

(vi)
the Company’s expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility and other permitted lines of credit will be sufficient to enable the Company to cover its operating expenses for 2019, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) after giving effect to Amendment No. 2 to the Amended 2016 Revolving Credit Facility it continues to have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility and other permitted lines of credit, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and cost reductions generated from other cost control initiatives and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;

(vii)
the Company’s expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility and other permitted lines of credit, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company’s expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

(viii)
the Company's expected principal uses of funds, including amounts required for payment of operating expenses including in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program and the 2018 Optimization Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;

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

(xii)
the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and, with respect to the Tax Act, the Company’s expectation that the Tax Act’s limitation on interest deductibility will not impact the Company’s 2019 federal cash taxes due to its net operating loss carryover position, and that the Tax Act will not have a material impact on its cash taxes or liquidity in 2019, as well as the Company's expectations regarding whether it will be required to establish additional valuation allowances on its deferred tax assets;

(xiii)
the Company's belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company’s operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company’s income for that particular period; and

(xiv)
the Company’s expectations regarding its implementation of the remediation plan to address the material weakness that it identified in its internal control over financial reporting, as described in Item 4. “Controls and Procedures” of this Form 10-Q.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in its 2018 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2019 and 2018 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in the Company's 2018 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

(i)
unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company’s inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company’s inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; and/or supply disruptions at the Company’s manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company’s existing or new products; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the EA Integration Restructuring Program and the 2018 Optimization Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company’s advertising, promotional, pricing and/or marketing plans; decreased sales of the Company’s existing or new products; actions by the Company’s customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

(iii)
unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company’s business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company’s manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company’s inability to optimally implement the EA Integration Restructuring Program and/or the 2018 Optimization Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility or from other permitted additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;

(iv)
difficulties, delays in or less than expected results from the Company’s efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company’s consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment; and/or (3) difficulties or disruptions impacting the Company’s ability to ensure availability of its product where consumers shop, both in-store and increasingly online;

(v)
difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as in connection with the 2018 Optimization Program: (1) difficulties with, delays in or the Company’s inability to successfully complete the actions underlying the 2018 Optimization Program, in whole or in part, which could result in less than expected operating and financial benefits from such actions, such as difficulties with, delays in or the Company’s inability to generate reductions in its cost base and/or overhead costs; (2) higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; (3) delays in completing the actions underlying the 2018 Optimization Program, which could reduce and/or defer the benefits expected to be realized from such activities; and/or (4) less than anticipated annualized cost reductions from the 2018 Optimization Program and/or changes in the timing of realizing such cost reductions, such as due to less than anticipated resources to fund such activities and/or more than expected costs to achieve the expected cost reductions;

(vi)
lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility and/or other permitted lines of credit or generated from cost reductions related to the 2018 Optimization Program and/or other cost control initiatives; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;

(vii)
the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility or other permitted lines of credit; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and from other cost reduction initiatives;

(viii)
higher than expected operating expenses, such as higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the EA Integration Restructuring Program and the 2018 Optimization Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise;

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

(xiii)
unanticipated adverse effects on the Company’s business, prospects, results of operations, financial condition and/or cash flows as a result of unexpected developments with respect to the Company's legal proceedings; and/or

(xiv)
difficulties or delays that could affect the Company's ability to effectively implement the remediation plan, in whole or in part, to address the material weakness that it identified in its internal control over financial reporting, as described in Item 4. "Controls and Procedures" of this Form 10-Q.

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

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in Revlon's 2018 Form 10-K.

Item 5. Other Information

None.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

4.1
Amendment No. 2 to the 2016 Revolving Credit Facility, dated as of March 6, 2019, among Revlon Consumer Products Corporation, Revlon, Inc., the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 7, 2019).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated May 9, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 9, 2019, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated May 9, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 9, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2019

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Pamela Bucher
Debra Perelman	Victoria Dolan	Pamela Bucher
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller