Form 10-K
period 2019-12-31
REVLON INC /DE/
filed 2020-03-12
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
1

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

The aggregate market value of Revlon, Inc. Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $131,677,719. Accordingly, the registrant qualifies under the SEC's revised rules as a "smaller reporting company."

Number of shares of common stock outstanding as of December 31, 2019:

Revlon, Inc. Class A Common Stock:	53,069,832
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation Common Stock were held by Revlon, Inc.

Revlon Consumer Products Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of Revlon Consumer Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on March 12, 2020 all of the material required to be filed pursuant to Section 13, 14, or 15(d) thereof. Revlon Consumer Products Corporation is therefore filing this Form 10-K with a reduced disclosure format, which omits the information otherwise required by Items 10, 11, 12 and 13 as permitted under General Instruction I(2)(c) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting to be held on or about June 4, 2020 are incorporated by reference into Part III of this Form 10-K.
2

REVLON, INC. AND SUBSIDIARIES
REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2019

3

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
The Company was founded over 88 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
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

Business Strategy
The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online.

Strategic Review
In August 2019, it was disclosed that MacAndrews & Forbes and the Company determined to explore strategic transactions involving the Company and third parties. This review is ongoing and remains focused on exploring potential options for the Company's portfolio and regional brands (the “Strategic Review”).

Financial Information about Operating Segments
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company's "Chief Executive Officer") in deciding how to allocate resources and in assessing the Company's performance. As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the Audited Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer. The Company operates in four brand-centric reporting units that are aligned with its organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics; fragrances; skin care; hair color, hair care and hair treatments; beauty tools; men's grooming products; anti-perspirant deodorants; and other beauty care products.
As of December 31, 2019, the Company’s operations are organized into the following reportable segments:
•Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; and Revlon in beauty tools.

REVLON, INC. AND SUBSIDIARIES
•Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and elizabetharden.com e-commerce website, in the U.S. and internationally, under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.
•Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; American Crew in men’s grooming products (which are also sold direct-to-consumer on its americancrew.com website); CND in nail polishes, gel nail color and nail enhancements; Cutex nail care products; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a hair color line under the Llongueras brand (licensed from a third party) that is sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.
•Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.
For certain information regarding the Company's segments' performance, foreign and domestic operations and classes of similar products, refer to Note 17, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K").

REVLON, INC. AND SUBSIDIARIES
Products
The following table sets forth the Company's principal brands that are included in its Revlon, Elizabeth Arden, Portfolio and Fragrances segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCES		ANTI-PERSPIRANT DEODORANTS	SKIN CARE / BODY CARE
					Owned	Licensed*
Revlon	Revlon	Revlon ColorSilk		Revlon
	Revlon ColorStay	Revlon Professional

Elizabeth Arden	Elizabeth Arden				Elizabeth Arden White Tea			Visible Difference
					Elizabeth Arden 5th Avenue			Elizabeth Arden Ceramide
					Elizabeth Arden Green Tea			Elizabeth Arden Pro
					Elizabeth Arden Red Door			Prevage
					Elizabeth Arden Always Red			Skin Illuminating
Eight Hour
SUPERSTART

Portfolio	CND	Creme of Nature	American Crew				Mitchum	Gatineau
	Almay	Intercosmo	d:fi
	SinfulColors	Orofluido
	Cutex	Llongueras*

Fragrances					Curve	Juicy Couture
					Giorgio Beverly Hills	John Varvatos
					Charlie	AllSaints
					Halston	Britney Spears
					Jean Naté	Christina Aguilera
					‹PS›**	Elizabeth Taylor
					White Diamonds	Jennifer Aniston
Mariah Carey
Alfred Sung
Ed Hardy
Lucky Brand
Geoffrey Beene
*Licensed from a third party
** Logo of former Paul Sebastian brand.

The Company operates in four operating segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For certain information regarding the Company's segments and domestic and foreign operations, refer to Note 17, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this 2019 Form 10-K. Further information on the Company's brands by segment appears below.

REVLON, INC. AND SUBSIDIARIES
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
•Revlon: The Company sells a broad range of cosmetics under its flagship Revlon brand, which are designed to fulfill consumer wants and needs and are principally priced in the upper range for large volume retailers. The Revlon brand is comprised of face makeup, including foundation, powder, blush and concealers; lip makeup, including lipstick, lip gloss and lip liner; eye makeup, including mascaras, eyeliners, eye shadows and brow products; and nail color and nail care lines. Revlon products include innovative formulas and attractive colors that appeal to a wide range of consumers. The following are the key brands within the Revlon segment:
◦Revlon ColorStay offers consumers a full range of products with long-wearing technology in face, lip, and eye;
◦Revlon PhotoReady products that are offered in face and eye makeup and are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light;
◦Revlon Age Defying, which consists of face makeup for women in the over-35 age bracket, with ingredients to help reduce the appearance of fine lines and wrinkles;
◦Revlon Ultra HD, which is a liquid-based lip color offered globally;
◦Revlon Super Lustrous, which is the Company’s flagship wax-based lip color and is offered in a wide variety of shades of lipstick and lip gloss; and
◦Revlon Mascara, which consists of a collection of five mascaras, each with a distinct lash benefit including lash definition, length, volume, magnified volume and length and a high impact all-in-one formula.
Hair - The Company sells hair color, hair care and hair treatment products primarily under the Company's Revlon ColorSilk and Revlon Professional franchises.
•Revlon ColorSilk hair color and hair care products are sold throughout the world in the mass retail channel to large volume retailers and other retailers and provide radiant, long-lasting color that leaves hair nourished, hydrated and ultra-conditioned.
•Revlon Professional includes hair color, hair care and hair treatment products that are distributed exclusively to professional salons, salon professionals and salon distributors and are sold in more than 85 countries. Revlon Professional is synonymous with innovation, fashion and technology to service the most creative salon professionals and their clients. Revlon Professional salon hair color and hair care products include Revlonissimo, Eksperience, Nutri Color Creme, UniqOne and Revlon Professional Equave.
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

REVLON, INC. AND SUBSIDIARIES
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
•American Crew and d:fi: The Company sells men’s shampoos, conditioners, gels and other hair care and men's grooming products for use and sale by professional salons under the American Crew brand name. In 2018, the American Crew brand expanded into the prestige channel with the launch of the men's skin and body care line, American Crew Acumen and has introduced the American Crew TechSeries product lineup. American Crew is the "Official Supplier to Men" of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 70 countries (as well as being sold direct-to-consumer on its americancrew.com website). The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.
•Almay: The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. The Almay brand is comprised of face makeup, including foundation, pressed powder, primer and concealer; eye makeup, including eye shadows, mascaras and eyeliners; lip makeup; and makeup removers. Key brands within Almay include Almay Smart Shade in face; Almay One Coat in eye; and Almay Color + Care in lip. The Almay brand also has a significant makeup remover business under the core Almay brand name.
•SinfulColors: In addition to color cosmetics under SinfulColors, the Company’s SinfulColors brand consists primarily of value-priced nail enamels, available in many bold, vivid and on-trend colors.
•Cutex: The Company's Cutex brand consists of a full range of nail care products, including nail polish remover, nail enamels, nail tools and hand and nail care treatments.
•CND: The Company sells nail enhancement systems, nail polishes, gel nail color and treatment products and services for use by the professional nail salon industry under the CND brand name. CND-branded professional nail, hand and foot care products are sold in more than 50 countries and the Company recently introduced the CND brand into mass retail through CVS stores. CND nail products include:
◦CND Shellac brand 14+ day nail color system, which delivers 14+ days of flawless wear, superior color and mirror shine with zero dry-time and no nail damage. The CND Shellac system is a true innovation in chip-free, extended-wear nail color. In 2018, the Company launched CND Shellac Luxe, a 2-step gel polish system that is ready to remove in 60 seconds with no nail damage; and
◦CND Vinylux weekly polish, a breakthrough nail polish that uses a patent-pending technology and lasts approximately a week. While ordinary polishes become brittle and deteriorate over time, CND Vinylux dries with exposure to natural light to a flawless finish and strengthens its resistance to chips over time.
•Mitchum: The Company's Mitchum brand consists of anti-perspirant deodorant products for men and women, with patented ingredients that provide consumers with up to 48 hours of protection.
•The Company sells professional hair products under brand names such as Orofluido and Intercosmo, as well as under the premium priced Llongueras brand (licensed from a third party) in Spain. Multi-cultural hair-care products are sold under the Creme of Nature brand, primarily in the U.S., to professional salons, large volume retailers and other retailers.
•The Company also sells certain skin care products in the U.S. and internationally under various regional brands, including the Company's Gatineau brand.

REVLON, INC. AND SUBSIDIARIES
Fragrances Segment:

The Company's Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as : (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.
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
Additionally, the Company maintains many brand-specific websites, such as www.revlon.com, www.elizabetharden.com, www.almay.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Elizabeth Arden, Almay, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites features product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other marketing, advertising and promotional campaigns. The Company sells direct-to-consumer on-line through its elizabetharden.com, americancrew.com and juicycouturebeauty.com websites.

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
As of December 31, 2019, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control.

Manufacturing and Related Operations and Raw Materials
During 2019, the Company’s products were primarily produced at the Company’s facilities in the U.S. (North Carolina and Florida), South Africa, Spain, Italy and Mexico, and at third-party facilities around the world. A significant portion of Elizabeth Arden products were also produced by third-party suppliers and contract manufacturers in the U.S. and Europe.
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
As previously disclosed, the Company's 2018 net sales were negatively impacted by service level disruptions that occurred at the Company's Oxford, N.C. manufacturing facility resulting from the Company's launch of a new SAP enterprise resource planning ("ERP") system. This launch impacted the Company's ability to manufacture certain quantities of finished goods and fulfill shipments to retail customers in the U.S. and internationally and caused the Company to incur substantial costs during 2018 to remediate the decline in customer service levels. As of December 31, 2018, the Oxford, N.C. manufacturing facility had resumed operating at pre-SAP levels and the Company was continuing to re-fill inventories across its retail partners, particularly internationally. (See Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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
United States. Net sales in the U.S. accounted for approximately 47% of the Company's 2019 net sales, which were made in multiple channels, including mass and prestige retail, e-commerce sites and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2019, 6 of such licenses were in effect for 18 categories of beauty and fashion-related products and services. Pursuant to such licenses, the Company retains strict control over product design and development, product and service quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties and renewal fees, some of which are prepaid from time-to-time. During 2018, the Company entered into an agreement to re-acquire from its third-party licensee the rights to use the Elizabeth Arden and Red Door trademarks in connection with operating beauty salons and spas, which rights reverted to the Company in the fourth quarter of 2019.
The Company sells its products through the mass retail channel, prestige retailers, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. In 2018, the Company launched direct-to-consumer on-line selling capabilities on its elizabetharden.com and juicycouturebeauty.com websites and in 2019 on its americancrew.com and fleshbeauty.com websites. Retail merchandisers maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. Products for use in professional salons are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 53% of the Company's 2019 net sales. The three countries outside the U.S. with the highest net sales were China, Australia and the U.K. which together accounted for approximately 14% of the Company's 2019 net sales. The Company distributes its mass retail products, prestige products and fragrances through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department and specialty stores, one-stop shopping beauty retailers, perfumeries, boutiques, travel retailers and distributors. Products for use in professional hair and nail salons are sold directly to the salons by the Company's direct sales force in countries where it has operations and through wholesale beauty supply distributors in other countries outside the U.S.
At December 31, 2019, the Company actively sold its products through wholly-owned subsidiaries established in approximately 25 countries outside of the U.S., as well as through joint ventures in Asia and the Middle East, and through a large number of independent distributors and licensees elsewhere around the world.

Customers
The Company's principal customers for its mass retail products, prestige products and fragrances include large volume retailers and chain drug stores, including well-known retailers such as Walmart, CVS, Target, Kohl’s, Walgreens, TJ Maxx and Marshalls, department stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom in the U.S.; Shoppers DrugMart in Canada; A.S. Watson & Co. retail chains in Asia Pacific and Europe; Walgreens Boots Alliance in the U.S. and the U.K.; Debenhams and Superdrug Stores in the U.K.; as well as a range of specialty stores, perfumeries and boutiques such as The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various international and travel retailers such as Nuance, Heinemann and World Duty Free throughout various international regions, and e-commerce retailers such as Tmall in China.
The Company's principal customers for its professional products include Beauty Systems Group, Salon Centric and Ulta Salon, Cosmetics & Fragrance, as well as individual hair and nail salons and other distributors to professional salons.
As is customary in the industry, none of the Company’s customers are under an obligation to continue purchasing products from the Company in the future.

REVLON, INC. AND SUBSIDIARIES
Walmart and its affiliates worldwide accounted for approximately 15% of the Company's 2019 consolidated net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. Risk Factors - "The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Competition
The Company's cosmetics, fragrance, skin care, hair and beauty care products business categories are highly competitive. The Company competes primarily by:
•developing quality products with innovative performance features, shades, finishes, components and packaging;
•educating consumers, retail customers and salon professionals about the benefits of the Company’s products;
•anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including the timing of new product introductions and line extensions;
•offering attractively priced products relative to the product benefits provided;
•maintaining favorable brand recognition;
•generating competitive margins and inventory turns for its customers by providing relevant products and executing effective pricing, incentive and promotional programs and marketing campaigns, as well as social media and influencer marketing activities;
•ensuring product availability through effective planning and replenishment collaboration with the Company's customers;
•providing strong and effective advertising, marketing, promotion, social media, influencer and merchandising support;
•leveraging e-commerce, social media and mobile commerce initiatives and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase the Company's products both on-line and in brick and mortar outlets;
•maintaining an effective sales force and distributor network; and
•obtaining and retaining sufficient retail display and floor space, optimal in-store positioning and effective presentation of its products on-shelf.
The Company competes in selected product categories against numerous multi-national manufacturers, as well as with expanding private label and store-owned brands, particularly in the mass retail channel. In addition to products sold in large volume retailers, distributors, wholesalers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, e-commerce sites, perfumeries and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc., Coty Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Unilever PLC/Unilever N.V., Beiersdorf AG, Chanel S.A., L Brands, Inc., AmorePacific Corporation, Johnson & Johnson, LG Household & Healthcare, Natura & Co./Avon Products, Colgate-Palmolive Company, Puig, Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG, Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Boots UK Limited, e.l.f. Beauty, Inc. The Company also competes to a growing extent against e-commerce focused micro-beauty brands, such as Glossier, Inc., NYX Cosmetics and Urban Decay Cosmetics (both acquired by L'Oréal), Anastasia Beverly Hills, Sigma Beauty, Benefit Cosmetics LLC (a subsidiary of LVMH), BECCA, Inc, and Too Faced Cosmetics, LLC (both acquired by Estée Lauder). (See Item 1A. Risk Factors - "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

REVLON, INC. AND SUBSIDIARIES
Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. The Company’s significant trademarks include: (i) in the Company’s Revlon segment, Revlon, Revlon ColorStay, Revlon ColorSilk, Revlon PhotoReady, Revlon Super Lustrous and Revlon Professional; (ii) in the Company’s Elizabeth Arden segment, Elizabeth Arden, Prevage, Eight Hour, SuperStart, Visible Difference, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Always Red, Elizabeth Arden White Tea and Elizabeth Arden Green Tea; (iii) in the Company’s Portfolio segment, Almay, Almay Smart Shade, American Crew, CND, CND Shellac Luxe, CND Vinylux, SinfulColors, Mitchum, Cutex, Intercosmo, Orofluido, Creme of Nature and Gatineau; and (iv) in the Company’s Fragrances segment, owned marks such as Curve, Giorgio Beverly Hills, Charlie, Halston, Jean Naté, ‹PS› (logo of former Paul Sebastian brand), Untold, and White Diamonds, as well as licensed trademarks such as Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and Ed Hardy, Lucky Brand, Alfred Sung and Geoffrey Beene in mass fragrances. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging and/or manufacture of a number of the Company’s products, including, among others, Revlon Age Defying cosmetics, Almay Smart Shade makeup, Revlon ColorSilk hair color, the Prevage skin care products, Mitchum anti-perspirant deodorants, CND Shellac Luxe nail color systems and CND Vinylux nail polishes. The Company considers its proprietary technology and patent protection to be important to its business.
The Company files patent applications in the ordinary course of business for certain of the Company’s new technologies. In general, utility patents are enforceable for up to 20 years from the patent application filing date, subject to paying periodic maintenance fees. The patents that the Company currently owns expire at various times between 2020 and 2037 and the Company expects to continue to file patent applications for certain of its technologies in the ordinary course of business.

Government Regulation
The Company is subject to regulation by the Federal Trade Commission (the "FTC") and the Food and Drug Administration (the "FDA") in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the "EU"), Canada and other countries in which the Company operates. The Company’s Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company's capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company's product claims, ingredients and packaging. (See Item 1A. Risk Factors - "The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Employees
As of December 31, 2019, the Company employed approximately 7,100 people, of which approximately 20% were covered by collective bargaining agreements. The Company's total employee population includes the impacts of integration initiatives in connection with the EA Integration Restructuring Program and the 2018 Optimization Program (as hereinafter described), including the impacts of insourcing efforts. The Company believes that its employee relations are satisfactory.

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

REVLON, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business. For definitions of certain capitalized terms used in this Form 10-K referring to the Company's debt facilities, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" of this 2019 Form 10-K.
Revlon is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, are pledged by Revlon to secure its obligations under the 2016 Credit Agreements and the 2019 Term Loan Facility.
Revlon is a holding company with no business operations of its own. Revlon's only material asset is all of the outstanding capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, through which Revlon conducts its business operations. As such, Revlon's net income has historically consisted predominantly of its equity in the net loss of Products Corporation, which for 2019 and 2018 was $151.2 million and $289.1 million, respectively (in each case excluding $7.9 million and $6.3 million, respectively, in expenses primarily related to Revlon being a public holding company). Revlon is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon’s Board of Directors.
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
The terms of Products Corporation's 2016 Credit Agreements, the indentures governing Products Corporation's 6.25% Senior Notes due 2024 (the "6.25% Senior Notes Indenture" and the "6.25% Senior Notes," respectively) and 5.75% Senior Notes due 2021 (the "5.75% Senior Notes Indenture" and the "5.75% Senior Notes," respectively, and, together with the 6.25% Senior Notes Indenture, the "Senior Notes Indentures" and the "Senior Notes," respectively) and the 2019 Term Loan Facility (as hereinafter defined) generally restrict Products Corporation from paying dividends or making distributions to Revlon, except in limited circumstances. For example, Products Corporation is permitted to pay dividends and make distributions to Revlon to enable Revlon to, among other things, maintain its existence and its ownership of Products Corporation, such as paying professional fees (e.g., legal, accounting and insurance fees), regulatory fees (e.g., SEC filing fees and NYSE listing fees), pay certain taxes and other expenses related to being a public holding company and, subject to certain limitations, to pay dividends, if any, on Revlon’s outstanding securities or make distributions in certain circumstances to finance Revlon’s purchase of shares of its Class A Common Stock issued in connection with the delivery of such shares to grantees under the Fourth Amended and Restated Revlon, Inc. Stock Plan, as amended. These limitations therefore restrict Revlon's ability to pay dividends on its Class A Common Stock.
All of the shares of Products Corporation’s capital stock held by Revlon are pledged to secure Revlon’s guarantee of Products Corporation's obligations under its 2016 Credit Agreements and the 2019 Term Loan Facility. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon no longer holding its only material asset, would have a material adverse effect on the holders and price of Revlon’s Class A Common Stock and would be a change of control under Products Corporation’s other debt instruments. (See also Item 1A. Risk Factors - "Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2018 Foreign Asset-Based Term Facility, 2019 Term Loan Facility, Amended 2019 Senior Line of Credit Facility and/or its Senior Notes and could have other consequences.")

REVLON, INC. AND SUBSIDIARIES
Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.
Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2019 the Company’s total indebtedness was $3,252.8 million (or $3,196.4 million net of discounts and debt issuance costs), including: (i) $450.0 million in aggregate principal amount of its 6.25% Senior Notes; (ii) $500.0 million in aggregate principal amount of its 5.75% Senior Notes; (iii) $230.9 million of secured indebtedness under Tranche A of its Amended 2016 Revolving Credit Facility; (iv) $41.5 million of secured indebtedness under Tranche B of its Amended 2016 Revolving Credit Facility; (v) $1,741.5 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (vi) $86.3 million in aggregate principal amount of secured indebtedness under its 2018 Foreign Asset-Based Term Facility (as hereinafter defined); (vii) $200.0 million in aggregate principal amount of secured indebtedness under its 2019 Term Loan Facility; (viii) nil in aggregate principal amount of indebtedness under its Amended 2019 Senior Line of Credit Facility (as hereinafter defined); and (ix) $2.6 million in aggregate principal amount of other indebtedness. In addition, as of such date Products Corporation would have had the ability to incur an additional $157.7 million of secured indebtedness under its Amended 2016 Revolving Credit Facility and $30.0 million in aggregate principal amount of indebtedness under its Amended 2019 Senior Line of Credit Facility. If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, it could adversely affect the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")
The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s profitability and cash flow will be insufficient to meet required payments of principal and interest under Products Corporation’s various debt instruments, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its various debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:
•limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of executing the Company’s business initiatives, future working capital, capital expenditures, advertising, promotional and/or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, and related integration costs, investments, restructuring programs and other general corporate purposes;
•requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow necessary for executing the Company’s business initiatives and for other general corporate purposes;
•placing the Company at a competitive disadvantage compared to its competitors that have less debt;
•exposing the Company to potential events of default (if not cured or waived) under the financial and operating covenants contained in Products Corporation’s various debt instruments;
•limiting the Company’s flexibility in responding to changes in its business and the industry in which it operates; and
•making the Company more vulnerable in the event of adverse economic conditions or a downturn in its business.
Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements, the Senior Notes Indentures and the 2019 Term Loan Agreement (as hereinafter defined), limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company's current debt levels, the risks described above would increase further. See “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REVLON, INC. AND SUBSIDIARIES
Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
Tranche B under the Amended 2016 Revolving Credit Facility matures no later than April 2020; the Amended 2019 Senior Line of Credit Facility matures on December 31, 2020; the 5.75% Senior Notes mature in February 2021; the 2018 Foreign Asset-Based Term Facility matures in July 2021; Tranche A under the Amended 2016 Revolving Credit Facility matures no later than September 2021; the 2019 Term Loan Facility matures no later than August 2023; the 2016 Term Loan Facility matures no later than September 2023; and the 6.25% Senior Notes mature in August 2024. Also, while the 2019 Term Loan Facility is scheduled to mature no later than August 2023, its maturity would accelerate to the earliest of: (y) the 180th day prior to the maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date). Tranche A of the Amended 2016 Revolving Credit Facility has a springing maturity similar to the 2016 Term Loan Facility. For a more complete description of the maturities of these debt instruments, including events that could accelerate their respective maturities, see Note 9, “Debt” to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K. See also, “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.
None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness, other than the Amended 2019 Senior Line of Credit Facility. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement, the Senior Notes Indentures, any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").
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
The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement and Products Corporation's Senior Notes Indentures, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to certain exceptions) to, among other things:
•borrow money;
•use assets as security in other borrowings or transactions;
•pay dividends on stock or purchase stock;
•sell assets and use the proceeds from such sales;
•enter into certain transactions with affiliates;
•make certain investments;

REVLON, INC. AND SUBSIDIARIES
•prepay, redeem or repurchase specified indebtedness; and
•permit restrictions on the payment of dividends to Products Corporation by its subsidiaries.
These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur indebtedness that could be used to fund the costs of executing the Company’s business initiatives and to grow the Company’s business, as well as to fund general corporate purposes.
Certain breaches under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement, the Amended 2019 Senior Line of Credit Agreement and/or the Senior Notes Indentures would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2019 Term Loan Facility, the Amended 2019 Senior Line of Credit Facility and/or the Senior Notes would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. See “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, holders of the Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2019 Term Loan Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities, the 2019 Term Loan Facility, the Amended 2019 Senior Line of Credit Facility or the 2018 Asset-Based Term Facility or to repay, repurchase or redeem, in full or in part, the Senior Notes.
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
Under such circumstances, Products Corporation may be unable to comply with the requirements of one or more of its various debt instruments, including any financial covenants in the 2016 Credit Agreements and the 2019 Term Loan Agreement. If Products Corporation is unable to satisfy such requirements at any future time, Products Corporation would need to seek an amendment or waiver of such requirements. The respective lenders under the 2016 Credit Agreements and/or the 2019 Term Loan Agreement may not consent to any amendment or waiver requests that Products Corporation may make in the future, and, if they do consent, they may only do so on terms that are unfavorable to Products Corporation and/or Revlon.

If Products Corporation is unable to obtain any such waiver or amendment, Products Corporation's inability to meet the requirements of the 2016 Credit Agreements and/or the 2019 Term Loan Agreement would constitute an event of default under such agreements, which, under certain circumstances, would permit the bank lenders to accelerate the repayment of the 2016 Senior Credit Facilities and the 2019 Term Loan Facility, and, under certain circumstances, would constitute an event of default under the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement and the Senior Notes Indentures. An event of default under the Senior Notes Indentures would permit the respective Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the respective Senior Notes. An event of default under the Amended 2019 Senior Line of Credit Agreement, under certain circumstances, would permit the lenders to accelerate the repayment of such facility.

REVLON, INC. AND SUBSIDIARIES
Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, 2019 Term Loan Facility, Amended 2019 Senior Line of Credit Facility and/or its Senior Notes, it may be unable to refinance or restructure the payments on such debt. See “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility and/or the 2019 Term Loan Facility, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
Limits on Products Corporation's borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility may affect the Company's ability to finance its operations.
At December 31, 2019, Products Corporation had $272.4 million in aggregate borrowings outstanding under the Amended 2016 Revolving Credit Facility and $86.3 million outstanding under the 2018 Foreign Asset-Based Term Facility. While the Amended 2016 Revolving Credit Facility provides for up to $441.5 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.
While the 2018 Foreign Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018, the 2018 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland, subject to certain customary availability reserves.
Under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility, if the value of the Company's eligible assets is not sufficient to support the full borrowing base under the respective facility, Products Corporation will not have complete access to the entire commitment available under such facilities, but rather would have access to a lesser amount as determined by the borrowing base.
The Borrowers must prepay loans under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility to the extent that outstanding loans exceed its respective borrowing base Under the 2018 Foreign Asset-Based Term Facility, in lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the 2018 Foreign Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the 2018 Foreign Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.
As Products Corporation continues to manage its working capital (including its and its subsidiaries inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility), this could reduce the borrowing base under the Amended 2016 Revolving Credit Facility and/or the 2018 Asset-Based Term Facility. Further, if Products Corporation borrows funds under the Amended 2016 Revolving Credit Facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base. Likewise, subsequent changes in the value or eligibility of the assets within the borrowing base under the 2018 Foreign Asset-Based Term Facility could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base, which, unlike the Amended 2016 Revolving Credit Facility, cannot be re-borrowed.
The Company’s ability to borrow under the Amended 2016 Revolving Credit Facility is also conditioned upon its compliance with other covenants in the agreements that govern the 2016 Senior Credit Facilities. Because of these limitations, the Company may not always be able to meet its cash requirements with funds borrowed under the Amended 2016 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

REVLON, INC. AND SUBSIDIARIES
If one or more lenders under the Amended 2016 Revolving Credit Facility are unable to fulfill their commitment to advance funds to Products Corporation under such facility, it would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, it could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
At December 31, 2019, the Company had a liquidity position of $278.7 million, consisting of: (i) $104.3 million of unrestricted cash and cash equivalents; (ii) $157.7 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $272.4 million drawn at such date); (iii) $30 million in available borrowing capacity under the Amended 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) $13.3 million of outstanding checks. See “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense.
A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2019, $2,253.6 million of Products Corporation’s total indebtedness, or approximately 71% of its total indebtedness, was subject to floating interest rates.
In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Certain of Products Corporation’s financing agreements, including its 2016 Term Loan Facility, the Amended 2016 Revolving Credit Facility and the 2019 Term Loan Facility are made at variable rates that use LIBOR as a benchmark for establishing the applicable interest rate. While the 2016 Credit Agreements contain limited “fallback” provisions providing for comparable or successor rates in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. For example, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. On the other hand, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are lower than LIBOR rates as currently determined, the lenders under such credit agreements may seek amendments to increase the applicable interest rate margins or invoke their right to require the use of the alternate base rate in place of LIBOR, which could result in an increase to our interest expense as discussed below. By contrast, the 2019 Term Loan Facility does not have provisions for selecting or requiring the alternative base rate, and therefore in the event that LIBOR is discontinued in the future and a comparable or successor rate is not approved by the required lenders under the 2019 Term Loan Facility, it may become necessary to amend the 2019 Term Loan Facility. More generally, a phase-out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding, which would have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
Similar considerations as the ones described above with respect to LIBOR as benchmark for establishing interest rates apply to EURIBOR. Our 2018 Foreign Asset-Based Term Facility is denominated in Euros and the interest rate thereunder is tied to EURIBOR. To the extent that EURIBOR becomes unavailable, the agreement contains fallback provisions ultimately providing for a rate determined by the administrative agent as the all-in-cost of funds for borrowings denominated in Euros with maturities comparable to the interest period applicable to the loans under the 2018 Foreign Asset-Based Term Facility.

REVLON, INC. AND SUBSIDIARIES
As of December 31, 2019, the entire $1,741.5 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. At December 31, 2019, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 4.75% and 1.908%, respectively. As of December 31, 2019, $230.9 million in aggregate principal amount outstanding under Tranche A of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 0.25%, 0.50% or 0.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 1.25%, 1.5% or 1.75%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). As of December 31, 2019, $41.5 million in aggregate principal amount outstanding under Tranche B of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 1.5%, 1.75% or 2.0%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to 2.5%, 2.75% or 3.0%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). Under Tranches A and B of the Amended 2016 Revolving Credit Facility, the applicable margin increases as average excess availability thereunder decreases. Under the 2018 Foreign Asset-Based Term Facility, which had $86.3 million in aggregate principal amount outstanding as of December 31, 2019, interest accrues on borrowings at a rate per annum equal to the EURIBOR rate plus a 6.50% applicable margin. Interest accrues on the 2019 Term Loan Facility, which had $200.0 million in aggregate principal amount outstanding as of December 31, 2019, at a rate per annum of one-month adjusted LIBOR (which has a floor of 0%), plus a margin of 9.50%.
If any of LIBOR (or its successor rate), the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2019 Term Loan Facility and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2019, a 1% increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by $21.4 million. Based on the same amounts outstanding, a change from LIBOR to the alternate base rate in the case of the 2016 Credit Agreements would increase the Company’s annual interest expense by $37.7 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2019 Term Loan Agreement and/or Amended 2019 Senior Line of Credit Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. See “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REVLON, INC. AND SUBSIDIARIES
However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America, which continues to have a negative impact on net sales of Revlon color cosmetics and SinfulColors color cosmetics; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2019 Term Loan Agreement and/or Amended 2019 Senior Line of Credit Agreement (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).
If the Company's operating revenues, cash on hand and/or funds that may be available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2019 Term Loan Agreement and/or Amended 2019 Senior Line of Credit Agreement, the Company could be required to adopt one or more of the alternatives listed below:
•delaying the implementation of or revising certain aspects of the Company's business initiatives;
•reducing or delaying purchases of wall displays and/or expenses related to the Company's advertising, promotional and/or marketing activities;
•reducing or delaying capital spending;
•implementing new restructuring programs;
•refinancing Products Corporation's indebtedness;
•selling assets or operations;
•seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company's other affiliates and/or third parties;
•selling additional Revlon equity or debt securities or Products Corporation's debt securities; and/or
•reducing other discretionary spending.
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
Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the terms of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement and/or 2019 Term Loan Agreement if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

REVLON, INC. AND SUBSIDIARIES
If the Company is unable to consummate its committed financing, or otherwise obtain sufficient alternative funding, for the repayment in full of its 5.75% Senior Notes due 2021, certain of its credit facilities will be subject to an Accelerated Maturity Event which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The 5.75% Senior Notes are due on February 15, 2021. If Products Corporation is unable to repay or refinance the 5.75% Senior Notes in full prior to November 16, 2020 (91 days before they are due) (the "Accelerated Maturity Date"), then, subject to certain minimum liquidity-related exceptions, the 2016 Term Loan Facility, Tranche A of the Amended 2016 Revolving Credit Facility and the 2019 Term Loan Facility will become due on the Accelerated Maturity Date (an "Accelerated Maturity Event"). As of December 31, 2019, the aggregate principal amount of indebtedness outstanding under the 5.75% Senior Notes, the 2016 Term Loan Facility, Tranche A of the Amended 2016 Revolving Credit Facility and the 2019 Term Loan Facility was $500.0 million, $1,741.5 million, $230.9 million, and $200.0 million, respectively.

On March 9, 2020, Products Corporation entered into a commitment letter (the “2020 Commitment Letter”) with Jefferies Finance LLC to provide sufficient financing to refinance the 5.75% Senior Notes and the 2019 Term Loan Facility in full prior to the Accelerated Maturity Date. The financing under the 2020 Commitment Letter is available until June 30, 2020 and is subject to customary conditions precedent, such as the execution of definitive loan and security documents, absence of material adverse change and other customary conditions. Although the Company expects that it will be able to satisfy the conditions to the financing contemplated by the 2020 Commitment Letter, if the financing does not occur for any reason, the Company will need to obtain sufficient alternative funding (whether from borrowed funds or from the proceeds of asset sales) or amend or obtain a waiver from the lenders under the 2016 Term Loan Facility, Tranche A of the Amended 2016 Revolving Credit Facility and the 2019 Term Loan Facility. There can be no assurance that the Company will be able to obtain any such alternative financing or amendment or waiver on favorable terms or at all. If an Accelerated Maturity Event were to occur, it could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. For a discussion of factors affecting Products Corporation's ability to repay or refinance indebtedness by maturity and the consequences of its inability to do so, see Item 1A. Risk Factors – “Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.”

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
The Company has a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, law and finance. However, consumer preference and spending patterns change rapidly and cannot be predicted with certainty. There can be no assurance that the Company will anticipate and respond to trends for beauty products effectively. Each new product launch, including those resulting from the Company's recently updated product development process, carries risks, as well as the possibility of unexpected consequences, including:
•the acceptance of the Company's new product launches by, and sales of such new products to, the Company's customers may not be as high as the Company anticipates;
•the Company's marketing, promotional, advertising and/or pricing strategies for its new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption of the Company's products by consumers;
•the rate of purchases by the Company's consumers may not be as high as the Company anticipates;
•the Company's wall displays to showcase its new products may fail to achieve their intended effects;
•the Company may experience out-of-stocks and/or product returns exceeding its expectations as a result of the Company's new product launches or space reconfigurations or as a result of reductions in retail display space by the Company's customers;
•the Company's net sales may also be impacted by inventory management by its customers or changes in pricing, marketing, advertising and/or promotional strategies by its customers;
•the Company may incur costs exceeding its expectations as a result of the continued development and launch of new products, including, for example, unanticipated levels of research and development costs, advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;
•the Company may experience a decrease in sales of certain of the Company's existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss. (See also Item 1A. Risk Factors - "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.").
•the Company's product pricing strategies for new product launches may not be accepted by its customers and/or its consumers, which may result in the Company's sales being less than it anticipates;
•the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and/or

REVLON, INC. AND SUBSIDIARIES
•delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products or raw materials, as the case may be, displays or display walls in connection with launching new products, such as due to inclement weather conditions or other delays or difficulties (such as those discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows"), could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.
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
Walmart and its affiliates worldwide accounted for approximately 15% of the Company’s worldwide net sales in both 2019 and 2018. The Company expects that, for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.
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
The beauty industry is highly competitive. The Company competes primarily by:
•developing quality products with innovative performance features, shades, finishes, components and packaging;
•educating consumers, retail customers and salon professionals about the benefits of the Company’s products both on-line and in brick and mortar retail outlets;
•anticipating and responding to changing consumer, retail customer and salon professional demands in a timely manner, including as to the timing of new product introductions and line extensions;
•offering attractively priced products relative to the product benefits provided;
•maintaining favorable brand recognition;
•generating competitive margins and inventory turns for the Company’s customers by providing relevant products and executing effective pricing, incentive and promotional programs and marketing and advertising campaigns, as well as social media and influencer marketing activities;

REVLON, INC. AND SUBSIDIARIES
•ensuring product availability through effective planning and replenishment collaboration with the Company's customers;
•providing strong and effective advertising, promotion, marketing, social media, influencer and merchandising support;
•leveraging e-commerce, social media and mobile commerce initiatives and developing an effective omni-channel strategy to optimize the opportunity for consumers to interact with and purchase the Company's products both on-line and in brick and mortar retail outlets;
•maintaining an effective sales force and distribution network; and
•obtaining and retaining sufficient display space, optimal in-store positioning and effective presentation of the Company’s products on-shelf.
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
The Company's Fragrances segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of (i) Juicy Couture, John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Christina Aguilera, Elizabeth Taylor, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Ed Hardy, Lucky Brand and Geoffrey Beene in mass fragrances. In 2019, the Company's Fragrances segment derived approximately 60% of its net sales from heritage and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation. The Company also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that the Company licenses, the value of such brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and the value of the impacted brands could decrease materially, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
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
The success of the Fragrances segment depends in part upon the continued growth of its portfolio of owned, licensed and distributed brands, including expanding its geographic presence to take advantage of opportunities in developed and emerging regions. Efforts to increase sales of the Company's prestige fragrance portfolio and expand its geographic market presence depend upon a number of factors, including its ability to:
•develop its fragrance brand portfolio through branding, innovation and execution;
•identify and develop new and existing fragrance brands with the potential to become successful global brands;
•innovate and develop new fragrance products that are appealing to consumers;
•acquire or license additional fragrance brands or secure additional distribution arrangements and the Company's ability to obtain the required financing for these agreements and arrangements;
•expand the Company's geographic presence to take advantage of opportunities in developed and emerging regions;
•continue to expand the Company's distribution channels within existing geographies to increase trade presence, brand recognition and sales;
•expand the Company's trade presence through alternative distribution channels, such as through e-commerce channels;
•expand margins through sales growth, the development of higher margin products and overhead and supply chain integration and efficiency initiatives;
•effectively manage capital investments and working capital to improve the generation of cash flow; and
•execute any acquisitions quickly and efficiently and integrate new businesses successfully.
There can be no assurance that the Company can successfully achieve any or all of the above objectives in the manner or time period that it expects. Further, achieving these objectives will require investments, which may result in material short-term costs without generating any current net sales and the Company may not ultimately achieve its net sales objectives associated with such efforts. The future expansion of the Fragrances segment through acquisitions, new fragrance licenses, e-commerce initiatives or other new fragrance distribution arrangements, if any, will depend upon the ability to identify suitable brands to acquire, license or distribute and to obtain the required financing for these acquisitions, licenses or distribution arrangements or to launch or support the brands associated with these agreements or arrangements. The Company may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements on terms acceptable to the Company, or at all. In addition, the Company may decide to divest or discontinue certain brands or streamline operations and may incur costs and charges in doing so. The inability to acquire or license additional fragrance brands or secure additional distribution arrangements for the Fragrances segment (such as optimizing its e-commerce sales opportunities) and obtain the required financing for these agreements and arrangements could have an adverse effect on the Company’s net sales and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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
As of December 31, 2019, the Company had operations based in 25 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (such as China and Hong Kong, which has been impacted by ongoing political unrest in that region), Australia, Canada, Eastern Europe (such as Russia), Mexico, South Africa and South America (such as Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include hyperinflation, foreign currency devaluation, tariffs, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.
The U.S. and the other countries in which the Company’s products are manufactured or sold have imposed and may impose additional duties, tariffs and other retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect the cost and availability of materials that the Company uses to manufacture and package its products and the sale of finished products. For example, the E.U. has imposed tariffs on certain beauty products imported from the U.S., which would impact the sale in the E.U. of certain of the Company’s more prestige products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China would impact any materials that the Company imports from that region for use in manufacturing or packaging in the U.S. Measures that the Company could be required to take to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of the Company’s sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase the Company’s costs and delay the Company’s time to bring its products to shelf. Other governmental actions related to tariffs or international trade agreements have the potential to adversely impact demand for the Company’s products, production costs, retail customers and suppliers. These risks, which could increase the Company’s costs and reduce the Company’s net sales and profitability, could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
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
The Company's net sales outside of the U.S. for each of 2019 and 2018 represented approximately 53% and 52% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates negatively affected the Company's results of operations and the value of the Company's foreign net assets in 2019 and they may adversely affect the Company's results of operations and the value of the Company's foreign net assets in future periods, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.
Products Corporation may, from time to time, enter into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts may, from time to time, be entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2019, the notional amount of Products Corporation's foreign currency forward exchange contracts was nil. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.

REVLON, INC. AND SUBSIDIARIES
Economic conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and/or on the financial condition of its customers and suppliers.
Economic conditions in the U.S. and/or other countries where the Company operates have in the past contributed, and may in the future contribute, to lower consumer spending and/or reduced credit availability. Such economic conditions have impacted, and could in the future impact, business and consumer confidence, especially in relation to discretionary purchases. These conditions could have an impact on customer and/or consumer purchases of the Company's products, which could result in a reduction of the Company's net sales, operating income and/or cash flows. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The U.K.’s ongoing withdrawal process from the European Union may have a negative effect on global economic conditions, financial markets and on the Company's business, prospects, results of operations, financial condition and/or cash flows.
The Company is a multinational company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum. In March 2017, the U.K. government invoked Article 50 of the Treaty on the European Union and the U.K. exited the European Union on January 31, 2020. The "Brexit" process has created significant ongoing uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for the governments of other European Union member states to consider withdrawal from the European Union. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which European Union laws to replace or replicate as the withdrawal process proceeds, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity, restrict the Company’s access to capital and make regulatory compliance and the distribution, sourcing, manufacturing and sales and marketing of the Company’s products more difficult or costly. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. Similar adverse consequences could occur if regions such as Catalonia, where the Company's Spain businesses are headquartered, eventually succeed in withdrawing from their parent country. Approximately 4% of the Company's net sales are in the U.K. and approximately 16% of the Company's net sales are in the remainder of the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.
On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Berlin, Germany; Nice, France; Orlando, Florida; Istanbul, Turkey; Brussels, Belgium; Paris, France; Benghazi, Libya; Madrid, Spain; London, England and most recently the attack on the U.S. embassy in Baghdad, Iraq and the U.S.'s military response to such attack), attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest, such as that occurring in France, the Ukraine, Venezuela, Turkey, Syria, Iraq and surrounding areas and, most recently in Hong Kong, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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
Extreme weather conditions and natural disasters could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Extreme weather conditions that impact the retail store locations of the Company’s customers, or the locations of the Company’s manufacturing facilities, distribution centers, overseas offices, third-party suppliers and/or other vendors, such as the recent fire disasters in Australia and California, could disrupt the supply and shipment of the Company’s products to consumers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. For the year ended December 31, 2019, the Company’s operations in Australia represented approximately 4% of the Company’s total net sales. Moreover, natural disasters, such as hurricanes, tsunamis and the recent earthquakes impacting Puerto Rico, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could result in economic instability and/or disruptions to the Company’s operations and/or the operations of the Company’s retail customers, distributors, third-party-suppliers and other vendors, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows.
The ongoing occurrence of the coronavirus and any possible recurrence of other similar types of pandemics, or any other widespread public health problems, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, results of operations, financial condition and/or cash flows.

While the impact on the Company’s business from the recent outbreak of the coronavirus is unknown at this time and difficult to predict, various aspects of the Company’s business could be adversely affected by the outbreak and the possible recurrence of other similar pandemic public health problems. In early 2020, China began reporting on the spread of the coronavirus and thousands of cases of the disease have since been identified throughout the rest of Asia, as well as in Europe, the U.S., Latin America and other regions that are important to the Company’s business in terms of sales, manufacturing and other aspects of its supply chain. While there are many unknowns as to the duration and severity of the coronavirus outbreak, in 2020 there has been a significant decline in air travel and consumer traffic in key shopping and tourist areas around the globe, which may adversely affect the Company’s travel retail business, among others.

Any prolonged outbreak of the coronavirus could result in the imposition of quarantines or closures of retailer locations, office spaces, manufacturing facilities, travel and transportation restrictions and/or import and export restrictions, any of which could contribute to a general slowdown in the global economy.

Any extended pandemic outbreak, such as is occurring with the coronavirus, could cause the Company’s key third party suppliers or the Company itself to temporarily close one or more manufacturing facilities, which could lead to a shortage of raw materials, components and finished products. Also, if one or more of the Company’s key customers were required to close for an extended period, the Company might not be able to ship products to them and consumers may decrease their level of purchasing activity, which would adversely impact the Company’s net sales. In addition, governmental authorities may recommend or impose other measures that could cause significant disruptions to the Company’s business operations in the regions most impacted by the coronavirus, such as in Asia and Travel Retail globally. Any of the foregoing events or other unforeseen consequences of public health problems could materially adversely affect the Company’s business, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, a material weakness in its internal control over financial reporting primarily related to control deficiencies within various aspects of its control environment. As a result of these control deficiencies, the Company concluded that its internal control over financial reporting was not effective for the fiscal year ended December 31, 2018. During 2019, the Company completed a series of actions and measures that effectively remediated the previously-disclosed material weakness and concluded that as of December 31, 2019 its internal control over financial reporting was effective. See Item 9A. – “Controls and Procedures” of this 2019 Form 10-K. The Company cannot provide assurances that material weaknesses or significant deficiencies will not occur in the future and that it will be able to remediate such weaknesses or deficiencies in a timely manner, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
Furthermore, if the remediated material weakness recurs in the future or a new material weakness occurs, it could negatively impact the Company’s ability to prepare its future financial statements in conformity with U.S. GAAP. If the Company were unable to prepare its future financial statements in conformity with U.S. GAAP, such circumstances would expose the Company to potential events of default (if not cured or waived) under the financial and operating covenants contained in Products Corporation’s various debt instruments and cause the Company to seek any necessary consents, waivers or amendments from its lenders. Under such circumstances, Products Corporation faces the risk that it may not be able to obtain any such consents, waivers or amendments, that the terms of any such consents, waivers or amendments will be less favorable than the current terms of its indebtedness and/or Products Corporation may not be able to refinance its existing indebtedness to enable it to repay that indebtedness when it becomes due. See also Item 1A. Risk Factors - “Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt,” “Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors” and “Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.” Also, if the Company is unable to prepare its future financial statements in conformity with U.S. GAAP, it could result in damage to the Company’s reputation, financial obligations to third parties, regulatory proceedings and private litigation, any or all of which could result in additional business disruptions and the Company incurring potentially substantial costs.
The Company may not realize the cost reductions and other benefits that it expects from its various restructuring programs that may be in effect from time to time, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
From time to time, the Company implements restructuring program, such as the Revlon 2020 Restructuring Program (such programs as may be in effect from time to time being referred to as “Restructuring Programs”) that are generally designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. Events and circumstances may occur that are beyond the Company’s control, such as delays caused by third parties and unexpected costs, that could result in the Company not realizing all of the anticipated cost reductions and benefits or the Company not realizing the cost reductions or other benefits on its expected timetable. In addition, changes in foreign exchange rates, commodity costs and/or in tax, labor or other laws may result in the Company not achieving the anticipated cost reductions and benefits, as measured in U.S. dollars. If the Company is unable to realize the Restructuring Programs’ cost reduction objectives and other benefits, the Company’s ability to fund other initiatives and enhance its profitability may be adversely affected. In addition, some of the actions that the Company is taking in furtherance of the Restructuring Programs may become a distraction for the Company’s managers and employees and may disrupt the Company’s ongoing business operations; cause deterioration in employee morale which may make it more difficult for the Company to retain or attract qualified employees; disrupt or weaken the Company’s internal control structures; and/or give rise to negative publicity which could affect the Company’s business reputation. If the Company is unable to successfully implement the Restructuring Programs, in whole or in part, in accordance with the Company’s expectations, it could adversely affect its business, prospects, results of operations, financial condition and/or cash flows. For additional information regarding the 2018 Optimization Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring charges and other, net.” For additional information regarding the Revlon 2020 Restructuring Program, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Revlon 2020 Restructuring Program.”

REVLON, INC. AND SUBSIDIARIES
Shares of Revlon Class A Common Stock and Products Corporation's capital stock are pledged to secure various of Revlon's and/or other of the Company's affiliates’ obligations and foreclosure upon these shares or dispositions of shares could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2018 Foreign Asset-Based Term Facility, 2019 Term Loan Facility, Amended 2019 Senior Line of Credit Facility and/or its Senior Notes and could have other consequences.
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
A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Facility and the Senior Notes Indentures. A change of control constitutes an event of default under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement and the 2019 Term Loan Facility that would permit Products Corporation's and its subsidiaries' lenders to accelerate amounts outstanding under such facilities. In addition, holders of the Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.
Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities, the 2018 Foreign Asset-Based Term Facility, the 2019 Term Loan Facility and the Amended 2019 Senior Line of Credit Facility (as a result of its cross-default provisions) and/or to repurchase or redeem some or all of the Senior Notes. (See also Item 1A. Risk Factors - "The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2018 Foreign Asset-Based Term Loan Agreement, 2019 Term Loan Agreement and/or Amended 2019 Senior Line of Credit Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")
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

REVLON, INC. AND SUBSIDIARIES
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
MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 87.1% of Revlon's outstanding Class A Common Stock on December 31, 2019. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon) and controls the vote on all matters submitted to a vote of Revlon’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2019, the Company's major manufacturing, research and development and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

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
(a)Property subject to liens under the 2016 Credit Agreements.
(b)Owned: 512,000 Sq. Ft.; Leased: 219,000 Sq. Ft.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease of the Company's offices in New York, New York (approximately 153,000 square feet) and the office lease in Cornella, Spain (approximately 89,000 square feet). Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third-party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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

Table of Contents of Contents
REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)
PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Revlon’s only class of capital stock outstanding at December 31, 2019 is its Class A Common Stock. MacAndrews & Forbes, which is beneficially owned by Ronald O. Perelman, at December 31, 2019 beneficially owned 46,223,321 shares of Revlon’s Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"). Revlon's only class of capital stock outstanding at December 31, 2019 was its Class A Common Stock. As a result, at December 31, 2019, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 87.1% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 87.1% of the voting power of Revlon’s capital stock. The remaining 6,846,511 shares of Class A Common Stock that were issued and outstanding at December 31, 2019 were owned by the public.
Revlon's Class A Common Stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "REV" principally in the U.S. on the FINRA Alternative Display Facility, the NYSE, the EDGX Exchange and the NASDAQ Intermarket Trading System, among others. At December 31, 2019, there were approximately 266 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2019 and 2018 by Revlon on its Class A Common Stock. The terms of the 2016 Credit Agreements, the 2019 Term Loan Agreement and the Senior Notes Indentures currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, except in limited circumstances, which, in turn, limits Revlon's ability to pay dividends to its stockholders. See "Financial Condition, Liquidity and Capital Resources — Long-Term Debt Instruments" and Note 9, "Debt," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K.
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
The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online.

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in this 2019 Form 10-K.
Certain capitalized terms used in this 2019 Form 10-K are defined throughout this Item 7.

Overview of Net Sales and Earnings Results
Consolidated net sales in 2019 were $2,419.6 million, a $144.9 million decrease, or 5.7%, compared to $2,564.5 million in 2018. Excluding the $55.7 million unfavorable impact of foreign currency fluctuations (referred herein as "FX", "XFX" or on an "XFX basis"), consolidated net sales decreased by $89.2 million, or 3.5%, during 2019. The XFX net sales decrease in 2019 was primarily due to: a $62.8 million, or 11.1%, decrease in Portfolio segment net sales, a $52.1 million, or 10.2%, decrease in Fragrances segment net sales and a $17.5 million, or 1.8%, decrease in Revlon segment net sales; partially offset by a $43.2 million, or 8.8%, increase in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in 2019 was $165.2 million, compared to consolidated loss from continuing operations, net of taxes, of $294.1 million in 2018. The $128.9 million decrease in consolidated loss from continuing operations, net of taxes, in 2019 was primarily due to:
•$143.9 million of lower SG&A expenses, primarily driven by lower brand support expenses as a result of planned lower activity in 2019 and lower general and administrative expenses, primarily driven by cost reductions related to the Company's cost optimization initiatives and lower incentive compensation;
•a $46.7 million increase in gain on divested assets related to the gain of $27.4 million recorded in 2019 on the sale of certain assets, compared to a loss on disposal of minority investment of $20.1 million recorded in 2018;
•an $18.0 million decrease in non-cash impairment charges related to the goodwill impairment of the Company's Mass portfolio reporting unit within the Portfolio segment recorded in 2018, compared to no goodwill impairment in 2019;
•$10.0 million of lower acquisition, integration, and divestiture costs;
•a $7.4 million decrease in restructuring charges primarily related to lower expenditures under the 2018 Optimization Program in 2019 compared to 2018; and
•a $2.0 million decrease in the provision from income taxes, primarily due to a decrease in foreign valuation allowances recorded in 2019, offset by additional tax expense resulting from changes in mix and level of foreign earnings;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

with the foregoing partially offset by:
•$80.1 million of lower gross profit, primarily due to lower net sales; and
•a $20.0 million increase in interest expense, primarily due to higher average interest rates and higher borrowings under the Amended 2016 Revolving Credit Facility and higher indebtedness incurred under the 2019 Term Loan Facility entered into in August 2019 and under the 2018 Foreign Asset-Based Term Facility entered into in July 2018.
Recent Developments

2020 Refinancing Transactions

Committed Debt Financing

On March 9, 2020, Products Corporation entered into a binding commitment letter (the “Commitment Letter”) with Jefferies Finance LLC (the “Commitment Party”). Pursuant to the Commitment Letter and subject to the terms and conditions set forth therein, the Commitment Party has committed to provide senior secured term loan facilities in an aggregate principal amount of up to $850,000,000 (the “Facilities” and such transactions the “2020 Refinancing Transactions”).

The proceeds of the Facilities will be used (i) to repay in full indebtedness outstanding under Products Corporation’s 5.75% Senior Notes due February 2021 and Products Corporation’s Term Credit Agreement (the “2019 Term Loan Facility”) dated as of August 6, 2019 (the “Refinancing”), (ii) to pay fees and expenses in connection with the Facilities and the Refinancing and (iii) to the extent of any excess, for general corporate purposes.

The funding of the Facilities is contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the Facilities, absence of material adverse change and certain other customary conditions. The commitments under the Commitment Letter will be available to the Company until June 30, 2020, unless the Refinancing (as defined below) is consummated or the maturity of certain other material indebtedness of Products Corporation is accelerated prior to such date.

Principal and Maturity: The Facilities will consist of (i) a senior secured term loan facility in a principal amount of up to $300,000,000 (the “Brandco Facility”) and (ii) a senior secured term loan facility in a principal amount of up to $550,000,000 (the “Specified Brands Facility”). Jefferies Finance LLC will act as administrative agent and collateral agent in respect of the Facilities.

The Facilities will mature on the fifth anniversary of the closing date of the Facilities (the “Closing Date”), subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due 2024 (the “2024 Notes”) if, on such date, $100,000,000 or more in aggregate principal amount of the 2024 Notes remains outstanding.

Borrowers, Guarantees and Security:

Brandco Facility. The borrower under the Brandco Facility will be Products Corporation, and the Brandco Facility will be guaranteed by certain indirect foreign subsidiaries of Products Corporation (the “Brandcos”), whose direct and indirect subsidiaries (the “Specified Brands Subsidiaries”) will be “Unrestricted Subsidiaries” for purposes of the existing debt agreements of Products Corporation and will hold various intellectual property assets related to the Elizabeth Arden and American Crew brands and certain other portfolio brands (the “Specified Brand Assets”). The Brandcos will not guarantee Products Corporation’s Term Credit Agreement dated as of September 7, 2016 and amended to date (as amended to date, the “2016 Term Loan Facility”), but all guarantors of the 2016 Term Loan Facility will guarantee the Brandco Facility. All of the assets of the Brandcos (including the equity of the first-tier Specified Brands Subsidiary) will be pledged to secure the Brandco Facility on a first-priority basis and will not secure the 2016 Term Loan Facility, but the Brandco Facility will be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Specified Brands Facility. The borrower of the Specified Brands Facility will be a Specified Brands Subsidiary that is an indirect subsidiary of the Brandcos (the “Specified Brands Borrower”). The Specified Brands Facility will be guaranteed by the direct parent of the Specified Brands Borrower and each of the subsidiaries of the Specified Brands Borrower. The Specified Brands Facility will be secured by substantially all of the assets of the Specified Brands Borrower and the other Specified Brands Subsidiaries, which will include the Specified Brand Assets.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation will enter into intercompany arrangements pursuant to which the Specified Brand Assets will be contributed to the Specified

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Brand Subsidiaries. Products Corporation and/or its operating subsidiaries will enter into license and royalty arrangements on arm’s length terms with the relevant Specified Brand Subsidiary to provide for their continued use of the Specified Brand Assets during the term of the Facilities.

Interest and Fees: Interest will accrue on the Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation is also obligated to pay customary fees and expenses in connection with the Facilities.

Affirmative and Negative Covenants: The Facilities will contain certain affirmative and negative covenants that, among other things, limit the Restricted Group’s (as defined below) ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The “Restricted Group” means (a) with respect to the Brandco Facility, Products Corporation and its restricted subsidiaries under the Brandco Facility and (b) with respect to the Specified Brands Facility, the Specified Brands Subsidiaries.

Prepayments: The Facilities will be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The Facilities may be repaid at any time, subject to customary prepayment premiums.

The Facilities will also contain certain customary representations, warranties and events of default.

Revlon 2020 Restructuring Program

Building upon its previously-announced 2018 Optimization Program, in March 2020 the Company announced that it is implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions. In March 2020, the Company began informing certain employees that will be affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company expects to recognize during 2020 approximately $55 million to $65 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition the Company expects, restructuring charges in the range of $65 million to $75 million to be charged and paid in the period of 2021 to 2022. The Company expects that substantially all of these restructuring charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 60% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company expects to realize approximately $105 million to $115 million of in-year cost reductions.

Strategic Review

In August 2019, it was disclosed that MacAndrews & Forbes and the Company determined to explore strategic transactions involving the Company and third parties. This review is ongoing and remains focused on exploring potential options for the Company's portfolio and regional brands (the “Strategic Review”).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Recent Debt Transactions

2019 Term Loan Facility
Principal and Maturity: In August 2019, Products Corporation entered into a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million (the “2019 Term Loan Facility” and such agreement being the “2019 Term Loan Agreement”), and Wilmington Trust, National Association (“Wilmington Trust”), as administrative agent and collateral agent. The approximate $188 million of net proceeds from the 2019 Term Loan Facility (after taking into account approximately $12 million of related fees and expenses) were used for general corporate purposes. The 2019 Term Loan Facility will mature on the earliest of: (x) August 6, 2023; (y) the 180th day prior to the stated maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date and certain liquidity thresholds are not met). See “Financial Condition, Liquidity and Capital Resources - 2019 Term Loan Facility” for additional details regarding the 2019 Term Loan Facility.
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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The 2019 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2019 Term Loan Agreement also contains additional covenants: (i) restricting the activities of the entities established to hold the Additional Collateral; (ii) limiting the incurrence of additional secured debt by the Restricted Group to an aggregate principal amount of $50 million (excluding the Amended 2016 Revolving Credit Facility and any refinancing of the 5.75% Senior Notes due 2021); (iii) restricting the transfer by the Restricted Group of material intellectual property to non-guarantor restricted subsidiaries or other affiliates; and (iv) limiting additional investments by Products Corporation and its subsidiary guarantors in any non-guarantor subsidiary to an outstanding amount of $50 million plus $10 million for ordinary course investments consistent with past practice. These negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income from October 1, 2016, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2019 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments.
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
Prepayments: The 2019 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2020, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of the 2019 Term Loan Facility, the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility (to the extent commitments thereunder are permanently reduced); and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts (subject to an aggregate reinvestment cap of $50 million). Products Corporation may voluntarily prepay the 2019 Term Loan Facility at any time. All voluntary prepayments, certain mandatory prepayments and repayments upon acceleration after an event of default of the 2019 Term Loan Facility must be accompanied by a fee in an amount equal to: (i) prior to January 1, 2021, a make-whole amount with respect to interest payments through December 31, 2020 plus 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (ii) on and after January 1, 2021, but prior to January 1, 2022, 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (iii) on and after January 1, 2022, but prior to January 1, 2023, 7.5% of the aggregate principal amount prepaid, repaid or required to be repaid; or (iv) thereafter, 5% of the aggregate principal amount prepaid, repaid or required to be repaid. A 5% exit fee is also payable upon the final scheduled maturity of the 2019 Term Loan Facility or if the loans thereunder are accelerated upon an event of default. The 2019 Term Loan Agreement also contains certain customary representations, warranties and events of default.
Events of Default: The 2019 Term Loan Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Term Loan Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement or the Senior Notes Indentures. The lenders under the 2019 Term Loan Agreement may declare all outstanding loans under the 2019 Term Loan Agreement to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the Amended 2019 Senior Line of Credit Agreement and the 2018 Foreign Asset-Based Term Agreement may also declare all outstanding loans under such facilities to be due and payable immediately as a result of similar cross default provisions, and upon non-payment of any accelerated principal amount, the trustees or noteholders for the 5.75% Senior Notes and 6.25% Senior Notes may declare all outstanding notes to be due and payable immediately as a result of similar cross-acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.
Fees and expenses incurred in connection with consummating the 2019 Term Loan Agreement of approximately $14 million were capitalized and are being amortized to interest expense over the term of the 2019 Term Loan Agreement using the effective interest method. The aggregate principal amount outstanding under the 2019 Term Loan Facility Agreement at December 31, 2019 was $200 million.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Amended 2019 Senior Line of Credit Agreement
In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement, providing Products Corporation with a $30 million senior unsecured line of credit from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder, which facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures. In November 2019, Products Corporation and MacAndrews & Forbes Group, LLC entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Senior Line of Credit Agreement”) to extend the maturity of such facility by 1-year, expiring December 31, 2020 (the "Amended 2019 Senior Line of Credit Facility"). As of December 31, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding or repayments under the Amended 2019 Senior Line of Credit Facility.
Any loans outstanding under the Amended 2019 Senior Line of Credit Facility shall bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the Amended 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty.  Products Corporation is required to repay any outstanding loans under the Amended 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences.
The Amended 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the Amended 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement or the Senior Notes Indentures. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the Amended 2019 Senior Line of Credit Facility to be due and payable immediately.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

March 2019 Amendment to the 2016 Revolving Credit Facility
In March 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

Operating Segments

The Company operates in four reporting segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances:
•Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; and Revlon in beauty tools.
•Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and elizabetharden.com e-commerce business under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; American Crew in men's grooming products (which are also sold direct-to-consumer on its americancrew.com website); CND in nail polishes, gel nail color and nail enhancements; Cutex in nail care products; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a hair color line under the Llongueras brand (licensed from a third party) that is sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.
•Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Consolidated net sales in 2019 were $2,419.6 million, a $144.9 million, or 5.7%, decrease compared to $2,564.5 million in 2018. Excluding the $55.7 million unfavorable FX impact, consolidated net sales decreased by $89.2 million, or 3.5%, during 2019. The XFX net sales decrease in 2019 was due primarily to: a $62.8 million, or 11.1%, decrease in Portfolio segment net sales, a $52.1 million, or 10.2%, decrease in Fragrances segment net sales and a $17.5 million, or 1.8%, decrease in Revlon segment net sales; partially offset by a $43.2 million, or 8.8%, increase in Elizabeth Arden segment net sales.

See "Segment Results" below for further information on net sales by segment.

Segment Results:

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 17, "Segment Data and Related Information," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K.

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2019	2018	$	%	$	%	2019	2018	$	%	$	%
Revlon	$958.8	$998.3	$(39.5)	(4.0)%	$(17.5)	(1.8)%	$101.2	$129.6	$(28.4)	(21.9)%	$(25.1)	(19.4)%
Elizabeth Arden	520.0	490.2	29.8	6.1%	43.2	8.8%	37.6	24.4	13.2	54.1%	15.3	62.7%
Portfolio	487.8	564.6	(76.8)	(13.6)%	(62.8)	(11.1)%	45.0	7.9	37.1	N.M.	38.0	N.M.
Fragrances	453.0	511.4	(58.4)	(11.4)%	(52.1)	(10.2)%	82.3	76.0	6.3	8.3%	7.1	9.3%
Total	$2,419.6	$2,564.5	$(144.9)	(5.7)%	$(89.2)	(3.5)%	$266.1	$237.9	$28.2	11.9%	$35.3	14.8%

(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful

Revlon Segment

Revlon segment net sales in 2019 were $958.8 million, a $39.5 million, or 4.0%, decrease, compared to $998.3 million in 2018. Excluding the $22.0 million unfavorable FX impact, total Revlon segment net sales in 2019 decreased by $17.5 million, or 1.8%, compared to 2018. This decrease was primarily driven by lower net sales of Revlon ColorSilk hair color, as well as lower net sales of Revlon color cosmetics and Revlon-branded beauty tools primarily in North America, partially offset by increased net sales of Revlon-branded hair care and professional products.

Revlon segment profit in 2019 was $101.2 million, a $28.4 million, or 21.9%, decrease, compared to $129.6 million in 2018. Excluding the $3.3 million unfavorable FX impact, Revlon segment profit in 2019 decreased by $25.1 million, or 19.4%, compared to 2018. This decrease was primarily driven by the Revlon segment's lower net sales described above and lower gross profit margin, partially offset by lower brand support expenses.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Segment

Elizabeth Arden segment net sales in 2019 were $520.0 million, a $29.8 million, or 6.1%, increase, compared to $490.2 million in 2018. Excluding the $13.4 million unfavorable FX impact, Elizabeth Arden segment net sales in 2019 increased by $43.2 million, or 8.8%, compared to 2018. This increase was primarily driven by higher net sales of Ceramide and Prevage skin care products and of certain Elizabeth Arden-branded fragrances, primarily internationally, partially offset by lower net sales of Elizabeth Arden-branded color cosmetics and certain other skin care products.

Elizabeth Arden segment profit in 2019 was $37.6 million, a $13.2 million, or 54.1%, increase, compared to $24.4 million in 2018. Excluding the $2.1 million unfavorable FX impact, Elizabeth Arden segment profit in 2019 increased by $15.3 million, or 62.7%, compared to 2018. This increase was primarily driven by the Elizabeth Arden segment's higher net sales described above, partially offset by higher brand support expenses.

Portfolio Segment

Portfolio segment net sales in 2019 were $487.8 million, a $76.8 million, or 13.6%, decrease, compared to $564.6 million in 2018. Excluding the $14.0 million unfavorable FX impact, total Portfolio segment net sales in 2019 decreased by $62.8 million, or 11.1%, compared to 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products, Almay, Pure Ice and SinfulColors color cosmetics, Mitchum anti-perspirant deodorants, as well as lower net sales of local and regional brands. These decreases were partially offset by higher net sales of Cutex nail care products and American Crew men's grooming products.
Portfolio segment profit in 2019 was $45.0 million, a $37.1 million increase compared to $7.9 million in 2018. Excluding the $0.9 million unfavorable FX impact, Portfolio segment profit in 2019 increased by $38.0 million compared to 2018. This increase was primarily driven by the Portfolio segment's lower brand support expenses and lower other SG&A, partially offset by lower net sales, as described above, and lower gross profit margin.

Fragrances Segment

Fragrances segment net sales in 2019 were $453.0 million, a $58.4 million, or 11.4%, decrease, compared to $511.4 million in 2018. Excluding the $6.3 million unfavorable FX impact, total Fragrances segment net sales in 2019 decreased by $52.1 million, or 10.2%, compared to 2018. This decrease was driven primarily by lower net sales in the Fragrances segment due to the ongoing overall weakness in the mass retail channel, including certain retail store closures in North America, partially offset by higher net sales attributable to new products launches in 2019, primarily internationally.
Fragrances segment profit in 2019 was $82.3 million, a $6.3 million, or 8.3%, increase, compared to $76.0 million in 2018. Excluding the $0.8 million unfavorable FX impact, Fragrances segment profit in 2019 increased by $7.1 million, or 9.3%, compared to 2018. This increase was primarily driven by the Fragrances segment's lower brand support expenses and lower other SG&A, partially offset by the impact of the segment's lower net sales, as described above, and lower gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Year Ended December 31,		Change		XFX Change (a)
	2019	2018	$	%	$	%
Revlon
North America	$497.2	$522.3	$(25.1)	(4.8)%	$(24.2)	(4.6)%
International	461.6	476.0	(14.4)	(3.0)%	6.7	1.4%
Elizabeth Arden
North America	$120.4	$135.6	$(15.2)	(11.2)%	$(14.5)	(10.7)%
International	399.6	354.6	45.0	12.7%	57.7	16.3%
Portfolio
North America	$298.9	$350.4	$(51.5)	(14.7)%	$(51.1)	(14.6)%
International	188.9	214.2	(25.3)	(11.8)%	(11.7)	(5.5)%
Fragrances
North America	$309.2	$345.9	$(36.7)	(10.6)%	$(36.5)	(10.6)%
International	143.8	165.5	(21.7)	(13.1)%	(15.6)	(9.4)%
Total Net Sales	$2,419.6	$2,564.5	$(144.9)	(5.7)%	$(89.2)	(3.5)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in 2019 decreased by $25.1 million, or 4.8%, to $497.2 million, compared to $522.3 million in 2018. Excluding the $0.9 million unfavorable FX impact, Revlon segment net sales in North America in 2019 decreased by $24.2 million, or 4.6%, compared to 2018. This decrease was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded beauty tools and Revlon ColorSilk hair color, partially offset by higher net sales of Revlon-branded hair care products within the U.S. mass retail channel.

International

Internationally, Revlon segment net sales in 2019 decreased by $14.4 million, or 3.0%, to $461.6 million, compared to $476.0 million in 2018. Excluding the $21.1 million unfavorable FX impact, Revlon segment International net sales in 2019 increased by $6.7 million, or 1.4%, compared to 2018. This increase was driven primarily by the Revlon segment's higher net sales of Revlon color cosmetics, primarily within the Company's Pacific, Latin America and Asia regions, due mainly to improved service levels from the Company's Oxford, N.C. facility, and higher net sales of Revlon-branded hair-care professional products, following new product launches in Europe. This increase was partially offset primarily by lower net sales of Revlon ColorSilk hair color products in the Company's EMEA region.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in 2019 decreased by $15.2 million, or 11.2%, to $120.4 million, compared to $135.6 million in 2018. Excluding the $0.7 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in 2019 decreased by $14.5 million, or 10.7%, compared to 2018. This decrease was driven primarily by the Elizabeth Arden segment's lower net sales of certain Elizabeth Arden-branded skin care and color cosmetics products resulting primarily from certain retail store closures, partially offset primarily by higher net sales of the segment's Ceramide skin care brand.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Elizabeth Arden segment net sales in 2019 increased by $45.0 million, or 12.7%, to $399.6 million, compared to $354.6 million in 2018. Excluding the $12.7 million unfavorable FX impact, Elizabeth Arden segment International net sales in 2019 increased by $57.7 million, or 16.3%, compared to 2018. This increase was driven primarily by higher net sales of the Elizabeth Arden segment's Ceramide and Prevage skin care products, primarily within the Company's Asia region, particularly in China, and in the Travel Retail business, as well as higher net sales of certain Elizabeth Arden fragrance brands. These increases were partially offset by lower net sales of Elizabeth Arden-branded color cosmetics products. See Item 1A. Risk Factors - "The ongoing occurrence of the coronavirus and any possible recurrence of other similar types of pandemics, or any other widespread public health problems, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, results of operations, financial condition and/or cash flows.”

Portfolio Segment

North America

In North America, Portfolio segment net sales in 2019 decreased by $51.5 million, or 14.7%, to $298.9 million, as compared to $350.4 million in 2018. Excluding the $0.4 million unfavorable FX impact, Portfolio segment net sales in North America in 2019 decreased by $51.1 million, or 14.6%, compared to 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of CND nail products and Almay color cosmetics, as well as lower net sales of Mitchum anti-perspirant deodorants, Pure Ice and SinfulColors color cosmetics and local and regional brands. These decreases were partially offset by higher net sales of American Crew men's grooming products.

International

Internationally, Portfolio segment net sales in 2019 decreased by $25.3 million, or 11.8%, to $188.9 million, compared to $214.2 million in 2018. Excluding the $13.6 million unfavorable FX impact, Portfolio segment International net sales decreased by $11.7 million, or 5.5%, in 2019, compared to 2018. This decrease was driven primarily by the Portfolio segment's lower net sales of local and regional brands and CND nail products, primarily in the Company's EMEA region, partially offset by higher net sales of Cutex nail care products primarily in Latin America and of Mitchum anti-perspirant deodorants in the EMEA region.

Fragrances Segment

North America

In North America, Fragrances segment net sales in 2019 decreased by $36.7 million, or 10.6%, to $309.2 million, as compared to $345.9 million in 2018. Excluding the $0.2 million unfavorable FX impact, Fragrances segment net sales in North America in 2019 decreased by $36.5 million, or 10.6%, compared to 2018. This decrease was primarily driven by the Fragrances segment's lower net sales due to weakness in the mass retail channel, as well as certain retail store closures in the prestige channel.

International

Internationally, Fragrances segment net sales in 2019 decreased by $21.7 million, or 13.1%, to $143.8 million, compared to $165.5 million in 2018. Excluding the $6.1 million unfavorable FX impact, Fragrances segment International net sales decreased by $15.6 million, or 9.4%, in 2019, compared to 2018, primarily due to the Fragrances segment's lower net sales of certain licensed fragrance brands primarily in the mass retail channel, partially offset by new product launches in the Company's EMEA region.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Year Ended December 31,
	2019	2018	Change
Gross profit	$1,367.4	$1,447.5	$(80.1)
Percentage of net sales	56.5%	56.4%	0.1%

Gross profit decreased by $80.1 million in 2019, as compared to 2018. Unfavorable sales volume decreased gross profit in 2019 by approximately $41 million, compared to 2018, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in 2019 increased by 0.1 percentage points, as compared to 2018. The drivers of the increase in gross margin in 2019, as compared to 2018, primarily included:

•the impact of additional costs related to the service level disruptions at the Company's Oxford, N.C. manufacturing facility in 2018, which did not occur in 2019, resulting in increased gross margin of approximately 0.5 percentage points; and
•lower inventory obsolescence reserves, which increased gross margin by 0.1 percentage points;
with the foregoing partially offset primarily by:
•unfavorable FX impacts, which decreased gross margin by 0.4 percentage points; and
•the impact of tariffs, which decreased gross margin by approximately 0.1 percentage points.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Year Ended December 31,
	2019	2018	Change
SG&A expenses	$1,316.6	$1,460.5	$(143.9)

SG&A expenses decreased by $143.9 million in 2019, compared to 2018, primarily driven by:
•lower general and administrative expenses of approximately $66 million, primarily associated with the Company's cost optimization initiatives and lower incentive compensation in 2019 and higher costs in 2018 associated with the departure of certain executives;
•a decrease of approximately $50 million in brand support expenses, driven by planned lower activity and cost reduction activities in 2019, primarily in North America within the Portfolio segment and, to a lesser extent, the Fragrances and the Revlon segments; and
•favorable FX impact of approximately $26 million.

Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration, and divestiture costs for the periods presented:

	Year Ended December 31,
	2019	2018	Change
Integration Costs	$0.7	$13.9	$(13.2)
Divestiture Costs	3.2	—	3.2
Total acquisition, integration, and divestiture costs	$3.9	$13.9	$(10.0)

The Company incurred $3.2 million of divestiture costs in 2019 including $1.9 million in professional fees incurred in connection with the exploration of strategic transactions involving Revlon and third parties and approximately $1.3 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 Transaction Incentive Program (the "2019 TIP"; see Note 13, "Stock Compensation Plan," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K for additional details on the 2019 TIP).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company incurred $0.7 million and $13.9 million of integration costs in 2019 and 2018, respectively, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Year Ended December 31,
	2019	2018	Change
Restructuring charges and other, net	$12.8	$20.2	$(7.4)

Restructuring charges and other, net decreased $7.4 million during 2019, compared to 2018, primarily due to lower charges and adjustments to previously accrued charges in connection with the Company's restructuring under the EA Integration Restructuring Program and other immaterial programs, partially offset by higher charges under the 2018 Optimization Program. A discussion of the Company's restructuring charges in relation to its restructuring initiatives follows. See also, “Recent Developments – Revlon 2020 Restructuring Program” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2018 Optimization Program
During 2018, the Company announced a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During 2019, the Company recorded $33.8 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $16.1 million of severance, personnel benefits and other restructuring costs; and (ii) $17.7 million of other restructuring-related charges that were recorded within SG&A and cost of sales. The Company recognized approximately $39.5 million of cumulative total pre-tax restructuring and related charges under the 2018 Optimization Program since its inception in November 2018, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges within SG&A and cost of sales and approximately $6.5 million of additional capital expenditures. As of December 31, 2019, restructuring and related charges to be paid in cash are approximately 88% of the total charges, of which approximately $25.9 million were already paid through December 31, 2019, with any residual balance expected to be paid in 2020. The 2018 Optimization Program resulted in approximately $95 million of in-year cost reductions during 2019, which equate to approximately $125 million of annualized cost reductions. The cost reductions were realized within cost of sales, selling, general and administrative expenses, and restructuring.

EA Integration Restructuring Program

The EA Integration Restructuring Program was completed in 2018. During 2019, the Company recorded an adjustment of $1.9 million to the charges previously recognized under this program related to a decrease in the amount of severance. During 2018, the Company recorded $10 million of charges under this program. As of December 31, 2019, the Company had recognized a total of $80.3 million of pre-tax restructuring and related charges since the inception in December 2016 of the EA Integration Restructuring Program consisting of: (i) $70.3 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company paid $71.9 million through December 31, 2019 in connection with the EA Integration Restructuring Program, with any remaining balance expected to be paid after 2019.
For further information on the EA Integration Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K. For further information on the Revlon 2020 Restructuring Program, see “Recent Developments – Revlon 2020 Restructuring Program” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

(Gain) loss on divested assets:
The table below shows the Company's (gain) loss on divested assets for the periods presented:

	Year Ended December 31,
	2019	2018	Change
(Gain) loss on divested assets	$(26.6)	$20.1	$(46.7)

The $26.6 million gain recorded in 2019 primarily refers to the sale of certain assets during the year, consisting of the Company’s Natural Honey and Floid regional and local brands.
The $20.1 million loss recorded in 2018, of which $18.6 million was non-cash, related to the write-off of the Company’s minority investment in a licensee after agreeing to wind-down the contract and revert the trademark rights to the Company following a brief transition period.
See Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K for further information.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Year Ended December 31,
	2019	2018	Change
Interest expense	$196.6	$176.6	$20.0
The $20.0 million increase in interest expense in 2019, as compared to 2018, was primarily due to higher average interest rates and higher debt balances resulting from the 2019 Term Loan Facility entered into in August 2019, the 2018 Foreign Asset-Based Term Facility entered into during the third quarter of 2018, as well as higher average borrowings under the Amended 2016 Revolving Credit Facility.

Please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 7 of this 2019 Form 10-K for further information.

Foreign currency (gains) losses, net:
The table below shows the Company's foreign currency (gains) losses, net for the periods presented:

	Year Ended December 31,
	2019	2018	Change
Foreign currency (gains) losses, net	$(1.9)	$15.8	$(17.7)

The $1.9 million in foreign currency gains, net, during 2019, compared to $15.8 million in foreign currency losses, net, during 2018, was primarily driven by the unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables in the prior year.

Provision for income taxes:
The table below shows the Company's provision for income taxes for the periods presented:

	Year Ended December 31,
	2019	2018	Change
Provision for income taxes	$0.2	$2.2	$(2.0)

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company recorded a provision for income taxes of $0.2 million and $2.2 million for 2019 and 2018, respectively. The $2.0 million decrease in the provision for income taxes for 2019 compared to 2018, was primarily due to a decrease in foreign valuation allowances recorded in 2019, offset by additional tax expense resulting from changes in mix and level of foreign earnings. For a further discussion, see Note 14, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K, and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows.”

The Company's effective tax rate for 2019 was lower than the federal statutory rate of 21% primarily due to additional U.S. tax expense on foreign earnings and valuation allowances recorded in 2019, which includes a valuation allowance on interest deductions.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.
The Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the year ended December 31, 2019 are consistent with the Company's conclusions on such matters as of the year ended December 31, 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.

For a further discussion, see Note 14, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K, and Item 1A. Risk Factors - "Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows.”

Results of Operations — Products Corporation

The condensed consolidated statements of income of Products Corporation are essentially identical to the condensed consolidated statements of income of Revlon, Inc. except for the following:

	Year Ended December 31,
	2019	2018
Net loss - Revlon, Inc.	$(157.7)	$(294.2)
Selling, general and administrative expenses - public company's costs	7.9	6.3
Provision for income taxes	(1.4)	(1.2)
Net loss - Products Corporation	$(151.2)	$(289.1)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources
At December 31, 2019, the Company had a liquidity position of $278.7 million, consisting of: (i) $104.3 million of unrestricted cash and cash equivalents; (ii) $157.7 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $272.4 million drawn at such date); (iii) $30 million in available borrowing capacity under the Amended 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) $13.3 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of December 31, 2019, all of the $157.7 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. See Note 9, "Debt," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K and “Part 1, Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Debt Transactions” for a discussion of the Company’s credit facilities and amendments entered into during 2019. See also, “Recent Developments – 2020 Refinancing Transactions” in this Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2019 Term Loan Facility
Principal and Maturity: In August 2019, Products Corporation entered into the 2019 Term Loan Facility, which is a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million, and Wilmington Trust, as administrative and collateral agent. The approximate $188 million of net proceeds from the 2019 Term Loan Facility (after taking into account approximately $12 million of related fees and expenses) were used for general corporate purposes. The 2019 Term Loan Facility will mature on the earliest of: (x) August 6, 2023; (y) the 180th day prior to the stated maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date and certain liquidity thresholds are not met).
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
Affirmative and Negative Covenants: The 2019 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2019 Term Loan Agreement also contains additional covenants: (i) restricting the activities of the entities established to hold the Additional Collateral; (ii) limiting the incurrence of additional secured debt by the Restricted Group to an aggregate principal amount of $50 million (excluding the Amended 2016 Revolving Credit Facility and any refinancing of the 5.75% Senior Notes due 2021); (iii) restricting the transfer by the Restricted Group of material intellectual property to non-guarantor restricted subsidiaries or other affiliates; and (iv) limiting additional investments by Products Corporation and its subsidiary guarantors in any non-guarantor subsidiary to an outstanding amount of $50 million plus $10 million for ordinary course investments consistent with past practice. These negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income from October 1, 2016, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2019 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments.
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
Events of Default: The 2019 Term Loan Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Term Loan Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement or the Senior Notes Indentures. The lenders under the 2019 Term Loan Agreement may declare all outstanding loans under the 2019 Term Loan Agreement to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the Amended 2019 Senior Line of Credit Agreement and the 2018 Foreign Asset-Based Term Agreement may also declare all outstanding loans under such facilities to be due and payable immediately as a result of similar cross default provisions, and upon non-payment of any accelerated principal amount, the trustees or noteholders for the 5.75% Senior Notes and 6.25% Senior Notes may declare all outstanding notes to be due and payable immediately as a result of similar cross-acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments. See Note 9, “Debt,” to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K for further information on the maturities of the Company’s long-term debt instruments.
Fees and expenses incurred in connection with consummating the 2019 Term Loan Agreement of approximately $14 million were capitalized and are being amortized to interest expense over the term of the 2019 Term Loan Agreement using the effective interest method. The aggregate principal amount outstanding under the 2019 Term Loan Facility Agreement at December 31, 2019 was $200 million.
Amended 2019 Senior Line of Credit Agreement
In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement, providing Products Corporation with a $30 million senior unsecured line of credit from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder, which facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures. In November 2019, Products Corporation and MacAndrews & Forbes Group, LLC entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Senior Line of Credit Agreement”) to extend the maturity of such facility by 1-year, expiring December 31, 2020 (the "Amended 2019 Senior Line of Credit Facility"). As of December 31, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding or repayments under the Amended 2019 Senior Line of Credit Facility.
Any loans outstanding under the Amended 2019 Senior Line of Credit Facility shall bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the Amended 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation is required to repay any outstanding loans under the Amended 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences.
The Amended 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the Amended 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement or the Senior Notes Indentures. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the Amended 2019 Senior Line of Credit Facility to be due and payable immediately.
March 2019 Amendment to the 2016 Revolving Credit Facility
In March 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.
The Company’s foreign operations held $102.5 million out of its total $104.3 million in cash and cash equivalents as of December 31, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. See “Recent Developments – 2020 Refinancing Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company’s ongoing Strategic Review. See “Recent Developments – Revlon 2020 Restructuring Program” in this Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also, “2019 Term Loan Facility” above in “Financial Condition, Liquidity and Capital Resources” within this 2019 Form 10-K and Item 1A. Risk Factors - “Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.” During 2019, as part of continuing to effectively manage its working capital needs, the Company continued to repatriate funds to the U.S. using tax-effective methods, such as through the settlement of historical loans and payables due from certain foreign subsidiaries.
In December 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including a one-time transition tax on certain non-U.S. earnings, the current U.S. taxation of certain foreign earnings in 2018 and following years and limitations on tax deductions for interest expense in 2018 and following years. The Company was not subject to the one-time transition tax due to its deficit in foreign earnings as of the applicable measurement dates. Additionally, the Company determined that the limitation on interest deductibility did not impact the Company's 2018 federal cash taxes due to its net operating loss position. Further, as a result of the Company’s anticipated net operating loss carryover to 2019, the Company expects that the Tax Act will not have a material impact on the Company's cash taxes or liquidity in 2019. As of December 31, 2018, the Company's accounting for the Tax Act was complete. For a further discussion, see Note 14, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K, as well as Item 1A. Risk Factors - "Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows."

Changes in Cash Flows
As of December 31, 2019, the Company had cash, cash equivalents and restricted cash of $104.5 million, compared with $87.5 million at December 31, 2018. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(68.3)	$(170.8)
Net cash provided by (used in) investing activities	2.1	(57.2)
Net cash provided by financing activities	84.3	233.1
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(5.0)
Net increase in cash, cash equivalents and restricted cash	17.0	0.1
Cash, cash equivalents and restricted cash at beginning of period	87.5	87.4
Cash, cash equivalents and restricted cash at end of period	$104.5	$87.5

Operating Activities
Net cash used in operating activities was $68.3 million and $170.8 million during 2019 and 2018, respectively. The decrease in cash used in operating activities during 2019, compared to 2018, was primarily driven by favorable working capital changes and lower net loss in 2019 compared to 2018, as well as a result of the charges incurred in 2018 related to the effect of the Oxford, N.C. facility disruption.

Investing Activities
Net cash provided by investing activities was $2.1 million for 2019, compared to $57.2 million of net cash used in investing activities for 2018. The increase in cash provided by investing activities was related to $31.1 million of proceeds from the sale of certain assets in 2019, consisting of the Company’s Natural Honey and Floid regional and local brands, and also by lower capital expenditures in 2019 compared to 2018.

Financing Activities
Net cash provided by financing activities was $84.3 million and $233.1 million during 2019 and 2018, respectively.
Net cash provided by financing activities during 2019 primarily included:
•$200.0 million of borrowings under the 2019 Term Loan Facility;
with the foregoing partially offset by:
•$62.6 million of repayments under the Amended 2016 Revolving Credit Facility;
•$18.0 million of repayments under the 2016 Term Loan Facility;
•$17.3 million of decreases in short-term borrowings and overdraft; and
•$15.3 million of payments of financing costs incurred in connection with consummating the 2019 Term Loan Facility in August 2019 and the 2018 Foreign Asset-Based Term Facility, which were $14.0 million and $1.3 million, respectively.
Net cash provided by financing activities for the year ended December 31, 2018 primarily included:
•$178.0 million of borrowings under the 2016 Revolving Credit Facility; and
•$88.9 million of borrowings under the 2018 Foreign Asset-Based Term Facility;
with the foregoing partially offset by:
•$18.0 million of repayments under the 2016 Term Loan Facility; and
•$9.7 million of payments of financing costs incurred in connection with the 2018 Foreign Asset-Based Term Facility and the Amendment No. 2 to the 2016 Revolving Credit Facility for $5.7 million and $4.0 million, respectively.

Long-Term Debt Instruments

See Note 9, "Debt," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K for information, including, without limitation, information regarding their respective maturities, regarding Products Corporation’s 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility, 2018 Foreign Asset-Based Term Facility, Amended 2019 Senior Line of Credit Facility, 5.75% Senior Notes and 6.25% Senior Notes. See also, “Recent Developments – 2020 Refinancing Transactions” in this Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement, as well as with all applicable covenants under its Senior Notes Indentures, as of December 31, 2019. As of December 31, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2019	Availability at December 31, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$400.0	$230.9	$157.7
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	41.5	41.5	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$441.5	$272.4	$157.7
Amended 2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability at December 31, 2019 is based upon the borrowing base then in effect of $441.5 million, less $11.4 million of outstanding undrawn letters of credit and $272.4 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2019, all of the $157.7 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of December 31, 2019, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of December 31, 2019.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings. The 2016 Credit Agreements, the 2019 Term Loan Agreement, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.
The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For a further discussion, see Item 1A. Risk Factors – “A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense.”
The Company’s cash contributions to its pension and post-retirement benefit plans in 2019 were $12.1 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $18 million for 2020. The Company’s cash taxes paid in 2019 were $9.9 million. The Company expects to pay cash taxes totaling approximately $10 million to $15 million in the aggregate during 2020. For a further discussion, see Note 14, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K and Item 1A. Risk Factors - "Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows."
The Company’s purchases of permanent wall displays and capital expenditures in 2019 were $46.2 million and $29.0 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $40 million to $50 million during 2020 and expects that capital expenditures will total approximately $25 million to $35 million during 2020.
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
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, other permissible borrowings, the 2020 Refinancing Transactions and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2020, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program, as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review.
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
If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement, the Senior Notes Indentures and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. (For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in this 2019 Form 10-K.)

Derivative Financial Instruments
Foreign Currency Forward Exchange Contracts
Products Corporation enters into foreign currency forward exchange and option contracts ("FX Contracts") from time-to-time primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The FX Contracts in the Company's hedging program matured in December 2018. The Company did not enter into any FX Contracts during the year ended December 31, 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of December 31, 2019 and December 31, 2018 were nil.

Interest Rate Swap Transaction

In November 2013, Products Corporation executed a forward-starting floating-to-fixed interest rate swap transaction (the "2013 Interest Rate Swap") that, at its inception, was based on a notional amount of $400 million in respect of indebtedness under the Old Acquisition Term Loan. The 2013 Interest Rate Swap expired in May 2018. Refer to Note 11, "Financial Instruments," in the Company’s Audited Consolidated Financial Statements in this 2019 Form 10-K for more information on this interest rate swap transaction.
Credit Risk
Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's outstanding hedging instruments is limited to the gross fair value of the derivative instruments in asset positions, which totaled nil as of December 31, 2019 and December 31, 2018. The Company has from time to time in the past attempted to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. If applicable, the Company also periodically monitors any changes in the credit ratings of its counterparties. Given the credit standing of the counterparties that the Company has used from time to time to provide its derivative instruments, the Company believes the risk of loss arising from any non-performance by its counterparties under the derivative instruments that it has entered into from time to time would be remote.

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
The Company utilized a 3.01% weighted-average discount rate in 2019 for the Company's U.S. defined benefit pension plans, compared to a 4.13% weighted-average discount rate in 2018. The Company utilized a 1.81% weighted-average discount rate for the Company’s international defined benefit pension plans in 2019, compared to a 2.52% weighted-average discount rate selected in 2018. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2019 were primarily due to observed decreases in long-term interest yields on high-quality corporate bonds during 2019. At December 31, 2019, the decrease in the discount rates from December 31, 2018 had the effect of increasing the Company’s projected pension benefit obligation by approximately $65.5 million.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 6.00% for both 2019 and 2018. The weighted-average expected long-term rate of return used for the Company’s international plans was 4.86% for 2019 and 4.95% for 2018. For 2019, the actual return on pension plan assets was $61.3 million, as compared with expected return on plan assets of $25.1 million. The resulting net deferred gain of $36.2 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2019 was above expectations, primarily due to higher returns from investments in developed equity markets, bank loans and bond yields.

The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2019 net periodic benefit costs and its projected benefit obligation at December 31, 2019 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$1.7	$(15.6)	$1.5	$16.3
Expected long-term rate of return	$(0.4)	$—	$1.8	$—

The rate of future compensation increases is another assumption used by the Company’s third-party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in both 2019 and 2018 was 3.50% for the U.S. defined benefit pension plans. Such increase was not applied to the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments that effectively froze these plans as of December 31, 2009. During 2019, the UAW Plan was frozen and the rate of future compensation increase is no longer applicable.
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
To determine the fiscal 2020 net periodic benefit income/cost, the Company is using the "full yield curve" approach described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	2.58%	1.95%
Service cost(a)	N/A	0.32%
Interest cost on service cost(a)	N/A	0.16%
(a) Service cost and interest on service cost are no longer applicable for the U.S. plans as the UAW Plan was frozen during 2019.
For 2020, the Company is using long-term rates of return on pension plan assets of 5.50% and 3.39% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2020 will result in net periodic benefit cost of $5.1 million for 2020, compared to $7.2 million of net periodic benefit cost in 2019.

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
Effective January 1, 2018, the Company implemented its brand-centric organizational structure which is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. Goodwill totaled $673.7 million and $673.9 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, goodwill of $264.9 million, $171.1 million, $116.9 million and $120.8 million related to the Revlon, Portfolio, Elizabeth Arden and Fragrances segments, respectively. Indefinite-lived intangibles totaled $143.8 million and $145.2 million as of December 31, 2019 and 2018, respectively.
In accordance with Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and indefinite-lived intangible assets are not amortized, but rather are reviewed annually for impairment using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the current carrying amounts may not be recovered. Under this standard, the Company annually has the option to first assess qualitatively, based on relevant events and circumstances, whether it is more likely than not that there has been an impairment, or perform a quantitative analysis to assess the existence of any such impairment. If the qualitative analysis shows that it is more likely than not that the fair value of a reporting unit is higher than its carrying amount, the quantitative analysis is not required. If the qualitative analysis fails, the quantitative analysis is required. Per the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," adopted by the Company as of October 1, 2018, if the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge is equal to the amount of such difference. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs in the fair value hierarchy. Goodwill is tested for impairment at the reporting unit level.

The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within each of the Elizabeth Arden and Portfolio segments, the Company has identified two reporting units. The two reporting units within the Elizabeth Arden segment are: (i) Elizabeth Arden Skin and Color, which includes Elizabeth Arden skin care and color cosmetics brands; and (ii) Elizabeth Arden Fragrances, which includes Elizabeth Arden branded fragrances. The two reporting units within the Portfolio segment are: (i) Mass Portfolio, which includes the Company's brands sold primarily through the mass retail channel; and (ii) Professional Portfolio, which includes the Company's brands sold primarily through professional salons. The Company's Revlon and Fragrances reporting units are consistent with the reportable segments identified in Note 17, "Segment Data and Related Information," in the Company’s Audited Consolidated Financial Statements in this 2019 Form 10-K. For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.

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
Annual impairment testing
For 2019, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2019 using October 1st, 2019 carrying values, the Company, in accordance with ASC 350, performed qualitative assessments for its (i) Revlon, (ii) Elizabeth Arden Skin and Color and (iii) Fragrances reporting units and a quantitative assessment for its (x) Mass Portfolio, (y) Professional Portfolio and (z) Elizabeth Arden Fragrances reporting units.
In performing the 2019 qualitative assessment, the Company considered, among other factors, the financial performance of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units, as well as the results of the annual quantitative analysis performed in 2018 for each of these reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units exceeded their respective carrying amounts for 2019.
In performing the 2019 quantitative assessment, the Company used the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which the Company early adopted in October 2018, to test its Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair values of each of its Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units exceeded their respective carrying amounts for 2019. The fair values of the Company’s reporting units exceeded their carrying amounts ranging from approximately 8% to approximately 58% as of the October 1, 2019 valuation date. The fair values of the Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units are in excess of the respective carrying values by approximately 8%, 12%, and 12%, respectively. As of December 31, 2019, the Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units had goodwill balances of $54.3 million, $116.8 million and $49.4 million, respectively.
The above-mentioned fair values were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The key assumptions used to determine the estimated fair value of the reporting unit are predicated on the success of future new product launches, the achievement of international expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environment in which this reporting unit operates, a resulting change in the key assumptions (e.g., long-term financial projections) could have a negative impact on the estimated fair value of the reporting unit, and it is possible the Company could recognize an impairment charge.
For 2018, the Company first performed a qualitative assessment on all of its reporting units, which indicated that indicators of impairment existed for its Mass Portfolio reporting unit within the Portfolio segment. Subsequently, the Company used the simplified approach allowed under ASU No. 2017-04 to test its Mass Portfolio reporting unit for impairment. Following the results of such assessment, the Company recognized an $18.0 million non-cash goodwill impairment charge related to the Mass Portfolio reporting unit within the Portfolio segment in the fourth quarter of 2018. Following the recognition of this non-cash goodwill impairment charge, the Mass Portfolio reporting unit had $54.3 million in remaining goodwill as of December 31, 2018.
For each of 2019 and 2018, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.
See Note 7, "Goodwill and Intangible Assets, Net," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K for further information on the Company's goodwill and intangible assets.

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
As of December 31, 2019, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
See Note 14, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2019 Form 10-K for further information.

Recently Evaluated and/or Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "ASC 842"), which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. In addition, the Company elected to apply the package of practical expedients identified under ASC 842. See Note 6, "Property, Plant and Equipment," to the Company’s Audited Consolidated Financial Statements in this 2019 Form 10-K for additional disclosures provided as a result of ASU No. 2016-02.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") to retained earnings. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities are required to make additional disclosures, regardless of whether they elect to reclassify stranded amounts of tax effects. The Company has elected not to adopt this amendment and will include required financial statement disclosures, as applicable, and the Company does not expect any impact to its results of operations and/or financial condition as a result of such determination.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments in this ASU that are related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments in this ASU that are related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this ASU that are related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU should be applied on a prospective basis. The Company is in the process of assessing the impact, if any, that this ASU is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs are to be deferred and recognized as an asset and which costs are to be expensed as incurred. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted, and may be applied either retrospectively or prospectively to all software implementation costs incurred after adoption. The Company adopted ASU No. 2018-15 prospectively, beginning as of January 1, 2020. The Company has completed its assessment and has determined that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies ("SRC") to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Under the above-mentioned deferral, the Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2023 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

REVLON, INC. AND SUBSIDIARIES
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this 2019 Form 10-K. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019. Please see section (b) below for a discussion of the Company’s remediation of a previously-reported material weakness.

(b) Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with U.S. GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management's projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective as of December 31, 2019. Please see below for a discussion of the Company’s remediation of a previously-reported material weakness.

KPMG LLP, the Company's independent registered public accounting firm that audited the Company's 2019 Consolidated Financial Statements for the period ended December 31, 2019 included in this 2019 Form 10-K, has issued a report on the Company's internal control over financial reporting. This report appears on page F-3 of the 2019 Consolidated Financial Statements.

Remediation of Previously-Reported Material Weakness

As previously disclosed in “Part II, Item 9A – Controls and Procedures” in the Company’s 2018 Form 10-K, in connection with its assessment for the fiscal year ended December 31, 2018, the Company’s management identified the following deficiencies in its internal control over financial reporting that existed as of December 31, 2018, primarily as a result of the previously-disclosed implementation of the Company’s new ERP system in the U.S. during 2018:
i.the Company did not perform an effective continuous risk assessment process that adequately identified and assessed risks affecting the Company's internal controls over financial reporting associated with the implementation of its new ERP system in the U.S.;
ii.the Company did not maintain a sufficient number of knowledgeable, trained personnel in the U.S. operations impacted by the ERP system implementation and in various other operations across the Company who understood and were held accountable for their assigned responsibilities for the design, implementation and operation of internal controls over financial reporting; and

REVLON, INC. AND SUBSIDIARIES
iii.as a result, the Company did not design, implement and consistently operate effective process-level controls to ensure that it appropriately (a) recorded and accounted for inventory, accounts receivable, net sales and cost of goods sold, (b) reconciled balance sheet accounts, (c) reviewed and approved the complete population of manual journal entries and (d) used complete and accurate information in performing manual controls.

While these control deficiencies that existed for the fiscal year ended December 31, 2018 did not result in any material misstatement of the Company’s 2018 Consolidated Financial Statements, the Company’s management concluded that these deficiencies represented a material weakness for the fiscal year ended December 31, 2018, and that the Company’s internal control over financial reporting was not effective as of December 31, 2018. Notwithstanding that material weakness, in preparing its 2018 Consolidated Financial Statements, the Company performed additional procedures, such as enhanced review procedures over key financial statement line items, enhanced quarterly certifications and enhanced disclosure processes throughout the Company, and determined that the Consolidated Financial Statements included in its 2018 Form 10-K were prepared in accordance with U.S. GAAP and fairly presented in all material respects the Company’s financial condition, results of operations and cash flow for the periods presented. Based on the material weakness that existed as of December 31, 2018, the Company’s independent registered public accounting firm, KPMG LLP, issued an adverse report on the Company’s 2018 internal control over financial reporting.

As a result of the foregoing, throughout 2019, to remediate the material weakness that impacted the fiscal year ended December 31, 2018, the Company: (i) implemented enhancements to company-wide risk assessment processes; (ii) implemented monitoring controls over IT implementations and other significant process changes and the related impact on the Company’s risk assessment and control environment; (iii) added staff focused on internal control oversight and delivered training for staff responsible for internal control over financial reporting; (iv) enhanced the Company’s process and control documentation; (v) implemented new processes and controls relative to the execution and oversight of inventory, accounts receivable, net sales and cost of goods sold; (vi) enhanced processes and controls over account reconciliations and manual journal entries; (vii) implemented monitoring controls over employee accountability and compliance for control design and operation; and (viii) implemented new processes and controls to ensure the completeness and accuracy of information used in performing manual controls.

During the fourth quarter of 2019 and prior to the filing of the 2019 Form 10-K, the Company completed its testing of the newly-designed controls. In light of the foregoing remediation activities and testing of controls, the Company’s management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.

For further information, see Part I, Item 1A. Risk Factors – “The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.”

(c) Changes in Internal Control Over Financial Reporting ("ICFR"). Other than as described in section (b) above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES
Item 9B. Other Information

Extension of E. Scott Beattie’s Consulting Agreement.

On March 11, 2020 (the “Effective Date”), the Company and E. Scott Beattie, a Revlon director, entered into an Amended and Restated Consulting Agreement (the “2020 Consulting Agreement”), pursuant to which he will continue to serve as Senior Advisor to the Company’s CEO for an additional year following the Effective Date, subject to automatic 1-year renewals, unless either party elects not to renew, and subject to certain standard termination rights (the “Term”). During the Term and commencing retroactive to the November 2019 expiration of his 2016 consulting agreement, the Company will pay Mr. Beattie a fee of $250,000 per year, supplemental to the Board’s compensation program for non-employee directors. The foregoing description of the 2020 Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated by reference into this Form 10-K as Exhibit 10.20.

Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2019, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)the Company's future financial performance and/or sales growth;
(ii)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
(iii)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
(iv)the Company's plans to remain focused on its 3 key strategic pillars to drive its future success and growth, including (1) strengthening its iconic brands through innovation and relevant product portfolios; (2) building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and (3) ensuring availability of its products where consumers shop, both in-store and increasingly online;
(v)the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (A) in connection with implementing the EA Integration Restructuring Program, consolidating offices, eliminating certain duplicative activities and streamlining back-office support (which are designed to reduce the Company's SG&A expenses); (B) the Company's 2018 Optimization Program designed to streamline the Company's operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity, with the major initiatives underlying such program including: (1) optimizing its global supply chain and realizing manufacturing efficiencies and rationalizing its global warehouse network and office locations to drive greater efficiency, lower its cost base and enhance its speed-to-market capabilities for new innovations; (2) enhancing in-market execution and optimizing its commercial and organizational structures to create more efficient global and regional capabilities; and (3) reducing overhead costs and streamlining functions and workflows by leveraging technology and shared services and standardizing and simplifying its business processes, leading to greater agility and faster decision-making; (C) the Company's expectations regarding the amount and timing of the charges and payments related to the 2018 Optimization Program, including that: (1) it recognized approximately $39.5 million of cumulative total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses; (2) it incurred approximately $6.5 million of additional capital expenditures; (3) of the restructuring charges, it recorded pre-tax restructuring charges of $16.1 million in 2019 related to the 2018 Optimization Program; and (4) approximately 88% of the restructuring charges are to be paid in cash, with approximately $25.9 million already paid through December 31, 2019, and substantially all of the remaining balance is expected to be paid by the end of 2020; and (D) (1) the Company’s plans to begin the process of implementing the Revlon 2020 Restructuring Program; including its expectation and belief that the Revlon 2020 Restructuring Program will reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity, as well as rightsizing the organization and operating with more efficient workflows and processes and that the leaner organizational structure will improve communication flow and cross-functional collaboration, leveraging the more efficient business processes; (2) the Company’s expectation that the Revlon 2020 Restructuring Program will result in the elimination of approximately 1,000 positions worldwide including approximately 650 current employees and approximately 350 open positions; (3) the Company’s expectation that it will substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022; (4) the Company’s expectations regarding the amount and timing of the 2020 Restructuring Charges and payments related to the Revlon 2020 Restructuring Program, including that: (a) it will recognize during 2020 approximately $55 million to $65 million of total pre-tax restructuring and related charges and in addition restructuring charges in the range of $65 million to $75 million to be charged and paid in the period of 2021 to 2022; and (b) substantially all of the 2020 Restructuring Charges will be paid in cash, generated by the business, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022; and (5) the Company’s expectations that as a result of the Revlon 2020 Restructuring Program, the Company will deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 60% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020, including the Company’s expectations that during 2020, the Company will realize approximately $105 million to $115 million of in-year cost reductions;
(vi)the Company's expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and its Revlon 2020 Restructuring Program and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
(vii)the Company's expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and the Revlon 2020 Restructuring Program and from other cost reduction initiatives, as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
(viii)the Company's expected principal uses of funds, including amounts required for payment of operating expenses including in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs, such as the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;
(ix)matters concerning the impact on the Company from changes in interest rates and foreign exchange rates;
(x)the Company's expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables, accounts payable and controls on general and administrative spending; and the Company's belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;
(xi)the Company's expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;
(xii)the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and, with respect to the Tax Act, the Company's expectation that the Tax Act’s limitation on interest deductibility will not impact the Company's 2020 federal cash taxes due to its net operating loss carryover position, and that the Tax Act will not have a material impact on its cash taxes or liquidity in 2020, as well as the Company's expectations regarding whether it will be required to establish additional valuation allowances on its deferred tax assets;
(xiii)the Company's belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company's income for that particular period;
(xiv)the Company's plans to (A) consummate the 2020 Refinancing Transactions contemplated by the Commitment Letter; (B) to use the proceeds thereof to repay in full indebtedness outstanding under Products Corporation’s 5.75% Senior Notes due February 2021 and Products Corporation’s 2019 Term Loan Facility, to pay fees and expenses in connection with the Facilities and the Refinancing and to the extent of any excess, for general corporate purpose; and (C) the expected terms and conditions of the 2020 Refinancing Transactions; and
(xv)the Company's plans to explore certain strategic transactions pursuant to the Strategic Review.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2019 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2020 and 2019 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this 2019 Form 10-K, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this 2019 Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this 2019 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans; decreased sales of the Company’s existing or new products; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;
(ii)in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, inflation, increasing interest rates, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities) and natural disasters, such as the devastating fires in Australia and the earthquakes in Puerto Rico;
(iii)unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company's business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company's manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company's inability to optimally implement the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and/or other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;
(iv)difficulties, delays in or less than expected results from the Company's efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company's consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment; and/or (3) difficulties or disruptions impacting the Company's ability to ensure availability of its products where consumers shop, both in-store and increasingly online;
(v)difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, such as in connection with the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program, higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than expected additional sources of liquidity from such initiatives;
(vi)lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and/or other permissible borrowings or generated from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and/or other cost control initiatives and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and/or other permissible borrowings; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and from other cost reduction initiatives and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
(viii)higher than expected operating expenses, such as higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the EA Integration Restructuring Program, the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise;
(ix)unexpected significant impacts on the Company from changes in interest rates or foreign exchange rates;
(x)difficulties, delays or the inability of the Company to efficiently manage its cash and working capital;
(xi)lower than expected returns on pension plan assets and/or lower discount rates, which could result in higher than expected cash contributions, higher net periodic benefit costs and/or less than expected net periodic benefit income;
(xii)unexpected significant variances in the Company's tax provision, effective tax rate and/or unrecognized tax benefits, whether due to the enactment of the Tax Act or otherwise, such as due to the issuance of unfavorable guidance, interpretations, technical clarifications and/or technical corrections legislation by the U.S. Congress, the U.S. Treasury Department or the IRS, unexpected changes in foreign, state or local tax regimes in response to the Tax Act, and/or changes in estimates that may impact the calculation of the Company's tax provisions, as well as changes in circumstances that could adversely impact the Company's expectations regarding the establishment of additional valuation allowances on its deferred tax assets;
(xiii)unanticipated adverse effects on the Company's business, prospects, results of operations, financial condition and/or cash flows as a result of unexpected developments with respect to the Company's legal proceedings;
(xiv)difficulties, delays or the inability of the Company to successfully complete the 2020 Refinancing Transactions, in whole or in part, greater than anticipated costs in completing such transactions and/or difficulties in using the proceeds of the 2020 Refinancing Transactions as intended; and/or
(xv)difficulties or delays that could affect the Company's ability to consummate one or more transactions pursuant to the Strategic Review, such as due to the Company's respective businesses experiencing disruptions due to transaction-related uncertainty or other factors.
Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

REVLON, INC. AND SUBSIDIARIES
PART III

Item 10. Directors, Executive Officers and Corporate Governance
A list of Revlon's directors and executive officers and biographical information and other information about them may be found under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers," of Revlon's Proxy Statement for the 2020 Annual Stockholders' Meeting (the "2020 Proxy Statement"), which sections are incorporated by reference herein.
The information set forth under the caption "Code of Conduct and Business Ethics and Senior Financial Officer Code of Ethics" in the 2020 Proxy Statement is also incorporated herein by reference.
The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2020 Proxy Statement is also incorporated herein by reference.
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2020 Proxy Statement is also incorporated herein by reference.
Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2020 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.

Item 11. Executive Compensation
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2020 Proxy Statement is incorporated herein by reference. The information set forth under the caption "Corporate Governance-Board of Directors and its Committees-Compensation Committee-Composition of the Compensation Committee" in the 2020 Proxy Statement is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2020 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance-Board of Directors and its Committees-Controlled Company Exemption" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively, in the 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
AUDIT FEES
Revlon’s Board of Directors maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the Audit Committee’s charter, a printable and current copy of which is available at www.revloninc.com, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of the Company's independent auditors for the purpose of preparing and issuing its audit reports or performing other audit, review or attest services for the Company. The independent auditors, KPMG, report directly to the Audit Committee and the Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of: (a) all auditing services to be provided by the independent auditor; and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules under the Exchange Act and subject to the exemptions provided for in such rules. The Company maintains and updates annually an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. During 2019, an electronic printable copy of the 2019 Audit Committee Pre-Approval Policy was available at www.revloninc.com. A copy of the 2020 Audit Committee Pre-Approval Policy is attached to this 2019 Form 10-K as an exhibit and an electronic printable copy of such policy is currently available at www.revloninc.com. The Audit Committee also has the authority to approve services to be provided by KPMG at its meetings and by unanimous written consents.
The aggregate fees incurred for professional services by KPMG in 2019 and 2018 for these various services for the Company in the aggregate are set forth in the table, below:

Types of Fees (USD in millions)	2019	2018
Audit Fees	$10.6	$8.8
Audit-Related Fees	0.4	0.2
Tax Fees	0.5	0.6
All Other Fees	—	—
Total Fees	$11.5	$9.7

In the above table, in accordance with the SEC definitions and rules: (a) “audit fees” are fees the Company paid KPMG for professional services rendered for: (i) the audits of the Company's annual financial statements and the effectiveness of Revlon’s internal control over financial reporting; and (ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) “audit-related fees” are fees billed by KPMG for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation; (c) “tax fees” are fees for permissible tax compliance, tax advice and tax planning; and (d) “all other fees” are fees billed by KPMG to the Company for any permissible services not included in the first three categories.
All of the services performed by KPMG for the Company during 2019 and 2018 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

REVLON, INC. AND SUBSIDIARIES
PART IV
Item 15. Exhibits and Financial Statements

Exhibits

(a)	List of documents filed as part of this Report:
(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included herein: See Index on page F-1.
(2) Financial Statements: See Index on page F-1.
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

REVLON, INC. AND SUBSIDIARIES

4.23
Amendment No. 1, to the 2016 Revolving Credit Facility Agreement, dated as of April 17, 2018, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018 (the "Revlon April 2018 Form 8-K")).

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

4.29
Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of November 7, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 4.1 to RCPC’s Current Report on Form 10-Q filed with the SEC on November 8, 2019).

4.30
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

4.31
Term Loan Guarantee and Collateral Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.3 to the Revlon Q2 2019 Form 10-Q).

4.32
Holdings Term Loan Guarantee and Pledge Agreement, dated as of August 6, 2019, made by Revlon in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Revlon Q2 2019 Form 10-Q).

4.33
First Lien Pari Passu Intercreditor Agreement, dated as of August 6, 2019, between Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Wilmington Trust, as administrative agent and collateral agent, and Citibank, N.A. (incorporated by reference to Exhibit 4.5 to the Revlon Q2 2019 Form 10-Q).

4.34
BrandCo Guarantee and Security Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as administrative agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.6 to the Revlon Q2 2019 Form 10-Q).

4.35
Intellectual Property License Agreement, dated as of August 6, 2019, made between Beautyge II, LLC, Products Corporation and other signatories thereto (incorporated by reference to Exhibit 4.7 to the Revlon Q2 2019 Form 10-Q).

4.36
Amendment No. 2 to the 2016 Revolving Credit Facility Agreement, dated as of March 6, 2019, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 7, 2019).

4.37
Senior Unsecured Line of Credit Agreement, dated as of June 27, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on July 1, 2019).

*4.38	Description of Revlon, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.	Material Contracts.
10.1
Tax Sharing Agreement, dated as of June 24, 1992, among MacAndrews & Forbes, Revlon, Products Corporation and certain subsidiaries of Products Corporation, as amended and restated as of January 1, 2001 (incorporated by reference to Exhibit 10.2 to Products Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on February 25, 2002).

REVLON, INC. AND SUBSIDIARIES

10.2
Tax Sharing Agreement, dated as of March 26, 2004, by and among Revlon, Products Corporation and certain subsidiaries of Products Corporation (incorporated by reference to Exhibit 10.25 to Products Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 17, 2004).

10.3	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2018 Form 10-Q).
10.4	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2018 Form 10-Q).
10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Revlon March 2016 Form 8-K).
10.6	Restricted Stock Unit Agreement between Revlon and E. Scott Beattie, dated November 3, 2016 (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2016 Form 10-Q).
10.7
Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan") (incorporated by reference to Annex A to Revlon’s Definitive Information Statement on Schedule 14C filed with the SEC on July 3, 2014).

10.8
Form of Restricted Stock Agreement under the Stock Plan (incorporated by reference to Exhibit 10.3 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 filed with the SEC on October 29, 2014).

10.9
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

10.15
Amended and Restated Employment Agreement, dated as of November 16, 2018, by and among Revlon, Products Corporation and Debra Perelman (incorporated by reference to Exhibit 10.18 to Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 28, 2019).

10.16
Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan (incorporated by reference to Exhibit 10.2 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the SEC on May 10, 2018).

10.17
Amendment dated as of September 5, 2019 to the Fourth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Exhibit 10.1 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, filed with the SEC on November 8, 2019 (the “Revlon Q3 2019 Form 10-Q”)).

10.18	Consulting Agreement, dated as of November 7, 2019, by and among Revlon, Products Corporation and Mitra Hormozi, Esq. (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2019 Form 10-Q).
*10.19	Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro.
*10.20	Amended and Restated Consulting Agreement between Products Corporation and E. Scott Beattie, dated March 11, 2020.
21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.

REVLON, INC. AND SUBSIDIARIES

*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by Nicole A. Avant.
*24.3	Power of Attorney executed by E. Scott Beattie.
*24.4	Power of Attorney executed by Alan S. Bernikow.
*24.5	Power of Attorney executed by Kristin Dolan.
*24.6	Power of Attorney executed by Mitra Hormozi.
*24.7	Power of Attorney executed by Ceci Kurzman.
*24.8	Power of Attorney executed by Victor Nichols.
*24.9	Power of Attorney executed by Paul Savas.
*24.10	Power of Attorney executed by Barry F. Schwartz.
*24.11	Power of Attorney executed by Jonathan Schwartz.
*24.12	Power of Attorney executed by Cristiana Falcone Sorrell.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated March 12, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 12, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated March 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc Audit Committee Pre-Approval Policy

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

REVLON, INC. AND SUBSIDIARIES

[THIS PAGE INTENTIONALLY LEFT BLANK]

REVLON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	F-3
Revlon Consumer Products Corporation Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-4

Financial Statements:
Revlon, Inc. Consolidated Balance Sheets as of December 31, 2019 and 2018	F-5
Revlon, Inc. Consolidated Statements of Operations and Comprehensive (Loss) Income for each of the years ended December 31, 2019 and 2018	F-6
Revlon, Inc. Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2019 and 2018	F-7
Revlon, Inc. Consolidated Statements of Cash Flows for each of the years ended December 31, 2019 and 2018	F-8
Revlon Consumer Products Corporation Consolidated Balance Sheets as of December 31, 2019 and 2018	F-9
Revlon Consumer Products Corporation Consolidated Statements of Operations and Comprehensive (Loss) Income for each of the years ended December 31, 2019 and 2018	F-10
Revlon Consumer Products Corporation Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2019 and 2018	F-11
Revlon Consumer Products Corporation Consolidated Statements of Cash Flows for each of the years ended December 31, 2019 and 2018	F-12
Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Revlon, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
Revlon Consumer Products Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholder’s deficiency, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
March 12, 2020

Item 1. Financial Statements of Revlon, Inc. and Subsidiaries

Audited Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$104.3	$87.3
Trade receivables, less allowance for doubtful accounts of $11.4 and $15.6 as of December 31, 2019 and December 31, 2018, respectively	423.4	431.3
Inventories	448.4	523.2
Prepaid expenses and other assets	135.3	152.0
Total current assets	1,111.4	1,193.8
Property, plant and equipment, net of accumulated depreciation of $488.1 and $425.2 as of December 31, 2019 and December 31, 2018, respectively	408.6	354.5
Deferred income taxes	175.1	131.8
Goodwill	673.7	673.9
Intangible assets, net of accumulated amortization of $226.4 and $187.3 as of December 31, 2019 and December 31, 2018, respectively	490.7	532.0
Other assets	121.1	130.8
Total assets	$2,980.6	$3,016.8

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$2.2	$9.3
Current portion of long-term debt	288.0	348.1
Accounts payable	251.8	332.1
Accrued expenses and other current liabilities	414.9	430.9
Total current liabilities	956.9	1,120.4
Long-term debt	2,906.2	2,727.7
Long-term pension and other post-retirement plan liabilities	181.2	169.0
Other long-term liabilities	157.5	56.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 56,470,490 and 55,556,466 shares issued as of December 31, 2019 and December 31, 2018, respectively	0.5	0.5
Additional paid-in capital	1,071.9	1,063.8
Treasury stock, at cost: 1,625,580 and 1,533,320 shares of Class A Common Stock as of December 31, 2019 and December 31, 2018, respectively	(33.5)	(31.9)
Accumulated deficit	(2,012.7)	(1,855.0)
Accumulated other comprehensive loss	(247.4)	(234.2)
Total stockholders’ deficiency	(1,221.2)	(1,056.8)
Total liabilities and stockholders’ deficiency	$2,980.6	$3,016.8

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2019	2018

Net sales	$2,419.6	$2,564.5
Cost of sales	1,052.2	1,117.0
Gross profit	1,367.4	1,447.5
Selling, general and administrative expenses	1,316.6	1,460.5
Acquisition, integration and divestiture costs	3.9	13.9
Restructuring charges and other, net	12.8	20.2
Impairment charges	—	18.0
(Gain) loss on divested assets	(26.6)	20.1
Operating income (loss)	60.7	(85.2)
Other expenses:
Interest expense, net	196.6	176.6
Amortization of debt issuance costs	14.6	13.0
Foreign currency (gains) losses, net	(1.9)	15.8
Miscellaneous, net	16.4	1.3
Other expenses	225.7	206.7
Loss from continuing operations before income taxes	(165.0)	(291.9)
Provision for income taxes	0.2	2.2
Loss from continuing operations, net of taxes	(165.2)	(294.1)
Income (loss) from discontinued operations, net of taxes	7.5	(0.1)
Net loss	$(157.7)	$(294.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments(a)	(2.9)	(9.4)
Amortization of pension related costs, net of tax(b)(c)	9.0	8.4
Pension re-measurement, net of tax (d)	(19.3)	(5.5)
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	—	0.7
Other comprehensive loss, net	(13.2)	(5.8)
Total comprehensive loss	$(170.9)	$(300.0)
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(3.11)	$(5.57)
Discontinued operations	0.14	—
Net loss	$(2.97)	$(5.57)
Weighted average number of common shares outstanding:
Basic	53,081,321	52,797,686
Diluted	53,081,321	52,797,686

(a) Net of tax expense of $1.8 million and a tax benefit of $0.1 million for 2019 and 2018, respectively.
(b) Net of tax expense of $1.1 million and $1.0 million for 2019 and 2018, respectively.
(c) This amount is included in the computation of net periodic benefit costs (income). See Note 12, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(d) Net of tax benefit of $5.2 million and $2.5 million for 2019 and 2018, respectively.
(e) Net of tax benefit of nil and $0.5 million for 2019 and 2018, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	8.1	—	—	—	8.1
Net loss	—	—	—	(157.7)	—	(157.7)
Other comprehensive loss, net (b)	—	—	—	—	(13.2)	(13.2)
Balance, December 31, 2019	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2018	$0.5	$1,040.0	$(21.7)	$(1,560.8)	$(228.4)	$(770.4)
Treasury stock acquired, at cost (a)	—	6.6	(10.2)	—	—	(3.6)
Stock-based compensation amortization	—	17.2	—	—	—	17.2
Net loss	—	—	—	(294.2)	—	(294.2)
Other comprehensive loss, net (b)	—	—	—	—	(5.8)	(5.8)
Balance, December 31, 2018	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 92,260 and 167,297 shares of Revlon Class A Common Stock during the years ended December 31, 2019 and 2018, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $17.75 and $21.42 during the years ended December 31, 2019 and 2018, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $1.6 million and $3.6 million during the years ended December 31, 2019 and 2018, respectively. In addition, during 2018, the Company transferred to treasury stock 251,495 unvested restricted shares and shares in respect of restricted stock units that were forfeited upon the departure of certain executives. These shares were recorded as treasury stock using the cost method, at a weighted average price of $26.26 per share, based on the grant date fair values of the forfeited shares, for a total of $6.6 million. See Note 13, "Stock Compensation Plan," for details regarding restricted stock awards under the Stock Plan.
(b) See Note 15, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during 2019 and 2018, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157.7)	$(294.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162.9	177.2
Foreign currency (gains) losses from re-measurement	(1.9)	15.8
Amortization of debt discount	1.6	1.4
Stock-based compensation amortization	8.1	17.2
Impairment charges	—	18.0
(Benefit from) provision for deferred income taxes	(29.8)	1.7
Amortization of debt issuance costs	14.6	13.0
Non-cash loss (gain) on divested assets	0.9	(0.7)
(Gain) loss on divested assets	(26.6)	20.1
Pension and other post-retirement cost	7.2	2.6
Change in assets and liabilities:
Decrease (increase) in trade receivables	9.3	(0.3)
Decrease (increase) in inventories	74.5	(36.4)
Decrease (increase) in prepaid expenses and other current assets	16.8	(42.8)
(Decrease) increase in accounts payable	(73.2)	1.6
(Decrease) increase in accrued expenses and other current liabilities	(42.4)	23.9
Pension and other post-retirement plan contributions	(12.1)	(8.8)
Purchases of permanent displays	(46.2)	(80.7)
Other, net	25.7	0.6
Net cash used in operating activities	(68.3)	(170.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.0)	(57.2)
Proceeds from the sale of certain assets	31.1	—
Net cash provided by (used in) investing activities	2.1	(57.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(17.3)	(1.1)
Net (repayments) borrowings under the Amended 2016 Revolving Credit Facility	(62.6)	178.0
Net borrowings under the 2019 Term Loan Facility	200.0	—
Net borrowings under the 2018 Foreign Asset-Based Term Loan	—	88.9
Repayments under the 2016 Term Loan Facility	(18.0)	(18.0)
Payment of financing costs	(15.3)	(9.7)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(3.6)
Other financing activities	(0.9)	(1.4)
Net cash provided by financing activities	84.3	233.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(5.0)
Net increase in cash, cash equivalents and restricted cash	17.0	0.1
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$104.5	$87.5
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$194.6	$163.7
Income taxes, net of refunds	9.9	16.0
(a) These amounts include restricted cash of $0.2 million and $0.2 million as of December 31, 2019 and 2018, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, which were included within other assets in the Company's consolidated balance sheets.
(b) See Note 6, "Property, Plant, and Equipment," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842, Leases.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$104.3	$87.3
Trade receivables, less allowance for doubtful accounts of $11.4 and $15.6 as of December 31, 2019 and December 31, 2018, respectively	423.4	431.3
Inventories	448.4	523.2
Prepaid expenses and other assets	131.4	148.0
Receivable from Revlon, Inc.	161.2	151.7
Total current assets	1,268.7	1,341.5
Property, plant and equipment, net of accumulated depreciation of $488.1 and $425.2 as of December 31, 2019 and December 31, 2018, respectively	408.6	354.5
Deferred income taxes	158.1	114.8
Goodwill	673.7	673.9
Intangible assets, net of accumulated amortization of $226.4 and $187.3 as of December 31, 2019 and December 31, 2018, respectively	490.7	532.0
Other assets	121.1	130.8
Total assets	$3,120.9	$3,147.5
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.2	$9.3
Current portion of long-term debt	288.0	348.1
Accounts payable	251.8	332.1
Accrued expenses and other current liabilities	418.2	434.7
Total current liabilities	960.2	1,124.2
Long-term debt	2,906.2	2,727.7
Long-term pension and other post-retirement plan liabilities	181.2	169.0
Other long-term liabilities	162.7	59.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of December, 2019 and December 31, 2018, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	996.5	988.4
Accumulated deficit	(1,893.1)	(1,741.9)
Accumulated other comprehensive loss	(247.4)	(234.2)
Total stockholder's deficiency	(1,089.4)	(933.1)
Total liabilities and stockholder's deficiency	$3,120.9	$3,147.5

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2019	2018

Net sales	$2,419.6	$2,564.5
Cost of sales	1,052.2	1,117.0
Gross profit	1,367.4	1,447.5
Selling, general and administrative expenses	1,308.7	1,454.2
Acquisition, integration and divestiture costs	3.9	13.9
Restructuring charges and other, net	12.8	20.2
Impairment charges	—	18.0
(Gain) loss on divested assets	(26.6)	20.1
Operating income (loss)	68.6	(78.9)
Other expenses:
Interest expense, net	196.6	176.6
Amortization of debt issuance costs	14.6	13.0
Foreign currency (gains) losses, net	(1.9)	15.8
Miscellaneous, net	16.4	1.3
Other expenses	225.7	206.7
Loss from continuing operations before income taxes	(157.1)	(285.6)
Provision for income taxes	1.6	3.4
Loss from continuing operations, net of taxes	(158.7)	(289.0)
Income (loss) from discontinued operations, net of taxes	7.5	(0.1)
Net loss	$(151.2)	$(289.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments(a)	(2.9)	(9.4)
Amortization of pension related costs, net of tax(b)(c)	9.0	8.4
Pension re-measurement, net of tax (d)	(19.3)	(5.5)
Reclassification into earnings of accumulated losses from the de-designated 2013 Interest Rate Swap, net of tax(e)	—	0.7
Other comprehensive loss, net	(13.2)	(5.8)
Total comprehensive loss	$(164.4)	$(294.9)

(a)Net of tax expense of $1.8 million and a tax benefit of $0.1 million for 2019 and 2018, respectively.
(b)Net of tax expense of $1.1 million and $1.0 million for 2019 and 2018, respectively.
(c)This amount is included in the computation of net periodic benefit costs (income). See Note 12, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(d) Net of tax benefit of $5.2 million and $2.5 million for 2019 and 2018, respectively.
(e) Net of tax benefit of nil and $0.5 million for 2019 and 2018, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	8.1	—	—	8.1
Net loss	—	—	(151.2)	—	(151.2)
Other comprehensive income, net (a)	—	—	—	(13.2)	(13.2)
Balance, December 31, 2019	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2018	$54.6	$971.2	$(1,452.8)	$(228.4)	$(655.4)
Stock-based compensation amortization	—	17.2	—	—	17.2
Net loss	—	—	(289.1)	—	(289.1)
Other comprehensive income, net (a)	—	—	—	(5.8)	(5.8)
Balance, December 31, 2018	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)

(a)See Note 15, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during 2019 and 2018, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151.2)	$(289.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162.9	177.2
Foreign currency (gains) losses from re-measurement	(1.9)	15.8
Amortization of debt discount	1.6	1.4
Stock-based compensation amortization	8.1	17.2
Impairment charges	—	18.0
(Benefit from) provision for deferred income taxes	(30.0)	3.0
Amortization of debt issuance costs	14.6	13.0
Non-cash loss (gain) on divested assets	0.9	(0.7)
(Gain) loss on divested assets	(26.6)	20.1
Pension and other post-retirement cost	7.2	2.6
Change in assets and liabilities:
Decrease (increase) in trade receivables	9.3	(0.3)
Decrease (increase) in inventories	74.5	(36.4)
Increase in prepaid expenses and other current assets	7.4	(52.6)
(Decrease) increase in accounts payable	(73.2)	1.6
(Decrease) increase in accrued expenses and other current liabilities	(39.3)	27.5
Pension and other post-retirement plan contributions	(12.1)	(8.8)
Purchases of permanent displays	(46.2)	(80.7)
Other, net	25.7	0.4
Net cash used in operating activities	(68.3)	(170.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.0)	(57.2)
Proceeds from the sale of certain assets	31.1	—
Net cash provided by (used in) investing activities	2.1	(57.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(17.3)	(1.1)
Net (repayments) borrowings under the Amended 2016 Revolving Credit Facility	(62.6)	178.0
Net borrowings under the 2019 Term Loan Facility	200.0	—
Net borrowings under the 2018 Foreign Asset-Based Term Loan	—	88.9
Repayments under the 2016 Term Loan Facility	(18.0)	(18.0)
Payment of financing costs	(15.3)	(9.7)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	(3.6)
Other financing activities	(0.9)	(1.4)
Net cash provided by financing activities	84.3	233.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(5.0)
Net increase in cash, cash equivalents and restricted cash	17.0	0.1
Cash, cash equivalents and restricted cash at beginning of period (a)	87.5	87.4
Cash, cash equivalents and restricted cash at end of period (a)	$104.5	$87.5
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$194.6	$163.7
Income taxes, net of refunds	9.9	16.0

(a) These amounts include restricted cash of $0.2 million and $0.2 million as of December 31, 2019 and 2018, respectively, which represent cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility, and cash on deposit to support outstanding undrawn letters of credit, which were included within other assets in the Company's consolidated balance sheets.
(b) See Note 6, "Property, Plant, and Equipment," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842, Leases.
See Accompanying Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company operates in four brand-centric reporting units that are aligned with its organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally. The Company's principal customers for its products in the Elizabeth Arden segment include prestige retailers, the mass retail channel, perfumeries, boutiques, department and specialty stores, e-commerce sites and travel retailers and distributors, as well as direct sales to consumers via Elizabeth Arden branded retail stores and e-commerce websites. During 2019, the Company re-acquired from its third-party licensee the rights to use the Elizabeth Arden and Red Door trademarks in connection with operating beauty salons and spas. In 2018, the Company launched direct-to-consumer on-line selling capabilities through its elizabetharden.com, americancrew.com, juicycouturebeauty.com and fleshbeauty.com websites. The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores. The Fragrance segment products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. For further information, refer to Note 17, "Segment Data and Related Information."
Unless the context otherwise requires, all references to the Company mean Revlon and its subsidiaries, including, without limitation, its wholly-owned operating subsidiary, Products Corporation. Revlon as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation, and in 2019 and 2018 included $7.9 million and $6.3 million, respectively, in expenses incidental to being a public holding company.
The accompanying Consolidated Financial Statements include the Company's accounts after the elimination of all material intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to: expected sales returns; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Discontinued Operations Presentation
As a result of the Company's decision on December 30, 2013 to exit its direct manufacturing, warehousing and sales business operations in mainland China within the Revlon segment effective December 31, 2013, the Company reports the results of its former China operations within income (loss) from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 3, "Discontinued Operations," for further discussion.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Accounts payable include $13.3 million and $23.4 million of outstanding checks not yet presented for payment at December 31, 2019 and 2018, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$104.3	$87.3
Restricted cash(a)	0.2	0.2
Total cash, cash equivalents and restricted cash	$104.5	$87.5

(a)Amounts included in restricted cash represent cash on deposit to support the Company's letters of credit and is included within other assets in the Company's consolidated balance sheets.
Trade Receivables
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The Company's three largest customers accounted for an aggregate of approximately 33% and 30% of the Company's outstanding trade receivables at December 31, 2019 and 2018, respectively.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Included in other assets are permanent wall displays amounting to $101.0 million and $110.6 million as of December 31, 2019 and 2018, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time-to-time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $55.6 million and $50.7 million for 2019 and 2018, respectively.
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges to long-lived assets during the years ended December 31, 2019 and 2018.
Deferred Financing Costs
The Company capitalizes deferred financing costs related to the issuance of revolving lines of credit and amortizes such costs over the terms of the related debt instruments using the effective-interest method. Capitalized deferred financing costs were nil and $4.0 million during 2019 and 2018, respectively.
Leases

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU No. 2016-02" or "ASC 842"), beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. ASU No. 2016-02 requires that a lessee recognize, for both finance leases and operating leases, a liability to make lease payments (the lease liability) and a Right-of-Use (“ROU”) asset representing its right to use the underlying leased asset for the lease term. The lease liability is equal to the present value of the lease payments and the ROU asset is based on the lease liability, subject to certain adjustments, such as pre-payments, initial direct costs, lease incentives and accrued rent. In addition, upon adoption the Company elected the available practical expedients allowed by the guidance under:

•ASC 842-10-15-37, by not separating lease components from non-lease components and instead accounting for all components as a single lease component for all of its classes of underlying assets, i.e., for any type of equipment leases and real estate leases; and
•ASC 842-10-65-1, by not reassessing at the transition date: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.
The Company determines if an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases are included in ROU assets, recorded within “Property, Plant and Equipment,” and operating lease liabilities are recorded within either "Accrued expenses and other current liabilities" and/or "Other long-term liabilities" in the Company’s consolidated balance sheets. Finance leases are included in ROU assets recorded within “Property, Plant and Equipment,” and finance lease liabilities are recorded within either "Accrued expenses and other current liabilities" and/or "Other long-term liabilities" in the Company’s consolidated balance sheets, given their immateriality.

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

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the applicable lease term.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

After adoption, ROU assets and lease liabilities for operating leases are measured in accordance with the guidance in ASC 842-20-35-3, and ROU assets and lease liabilities for finance leases are measured in accordance with the guidance in ASC 842-30-35-1. The Company’s ROU assets for operating or finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment.
See Note 6, "Property, Plant and Equipment," for further information on the Company's leases.
Goodwill
Goodwill represents the excess purchase price for businesses acquired over the fair value of net assets acquired. Goodwill is not amortized, but rather it is reviewed annually for impairment at the reporting unit level using October 1st carrying values, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered.

For 2019, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2019 using October 1st, 2019 carrying values, the Company, in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), performed qualitative assessments for its (i) Revlon, (ii) Elizabeth Arden Skin and Color and (iii) Fragrances reporting units and a quantitative assessment for its (x) Mass Portfolio, (y) Professional Portfolio and (z) Elizabeth Arden Fragrances reporting units.

In performing the 2019 qualitative assessment, the Company considered, among other factors, the financial performance of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units, as well as the results of the annual quantitative analysis performed in 2018 for each of these reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units exceeded their respective carrying amounts for 2019.

In performing the 2019 quantitative assessment, the Company used the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which the Company early adopted in October 2018, to test its Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units exceeded their respective carrying amounts for 2019.

For 2018, the Company first performed a qualitative assessment on all of its reporting units, which indicated that indicators of impairment existed for the Mass Portfolio reporting unit within the Portfolio segment. Subsequently, the Company used the simplified approach allowed under ASU No. 2017-04 to test its Mass Portfolio reporting unit for impairment. Following the results of such assessment, the Company recognized an $18.0 million non-cash goodwill impairment charge related to the Mass Portfolio reporting unit within the Portfolio segment in the fourth quarter of 2018. Following the recognition of this non-cash goodwill impairment charge, the Mass Portfolio reporting unit had $54.3 million in remaining goodwill as of December 31, 2018.

See Note 7, "Goodwill and Intangible Assets, Net," for further information on the Company's goodwill and annual impairment testing.
Intangible Assets, net
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses. Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually during the fourth quarter using October 1st carrying values similar to goodwill, in accordance with ASC 350, and the Company recognizes an impairment if the carrying amount of its intangible assets exceeds its fair value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized.
Finite-lived intangible assets are considered for impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets ("ASC 360"), upon the occurrence of certain "triggering events" and the Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

For each of 2019 and 2018, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing. See Note 7, "Goodwill and Intangible Assets, Net," for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.
Revenue Recognition and Sales Returns
On January 1, 2018 the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers," using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under this new guidance, while prior period amounts continue to be reported in accordance with the Company's historical accounting practices under previous guidance. However, given the nature of the Company's products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of this guidance are consistent with the Company's revenue recognition policy under previous guidance.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

While the adoption of the new guidance under ASU No. 2014-09 did not have a material impact on the Company's revenues, results of operations or financial condition, the Company expanded its financial statement disclosures as required by this new standard. See Note 17, "Segment Data and Related Information," for additional disclosures provided as a result of this ASU.
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
Advertising
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs that are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $446.8 million and $507.0 million for 2019 and 2018, respectively, which were included in SG&A expenses in the Company's consolidated statements of operations and comprehensive (loss) income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time-to-time, the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.
Distribution Costs
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $135.7 million and $144.6 million for 2019 and 2018, respectively.
Income Taxes
Income taxes are calculated using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets when management determines that it was more likely than not that a tax benefit will not be realized. The Company recognizes a tax position in its financial statements when management determines that it was more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 14, "Income Taxes," to the Consolidated Financial Statements in this 2019 Form 10-K for discussion of the Tax Act (as hereinafter defined).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Research and Development
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2019 and 2018 for research and development expenditures were $40.3 million and $42.4 million, respectively.

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
Basic and Diluted Earnings per Common Share and Classes of Stock
Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted shares and restricted stock units ("RSUs") issued under the Stock Plan using the treasury stock method. (See Note 18, "Revlon, Inc. Basic and Diluted Earnings (Loss) Per Common Share").
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
Foreign Currency Forward Exchange Contracts
Products Corporation may, from time-to-time, enter into FX Contracts primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company does not apply hedge accounting to its FX Contracts. The Company records FX Contracts in its consolidated balance sheet at fair value and immediately recognizes changes in fair value in earnings. Fair value of the Company’s FX Contracts is determined by using observable market transactions of spot and forward rates. At December 31, 2019, the Company had no outstanding FX Contracts. See Note 11, "Financial Instruments," for further information on the Company's FX Contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Interest Rate Swap
As a result of the Company completing several debt transactions in connection with the September 7, 2016 acquisition of Elizabeth Arden, Inc. ("Elizabeth Arden," the "Elizabeth Arden Acquisition" and the "Elizabeth Arden Acquisition Date," respectively), the critical terms of the 2013 Interest Rate Swap (as hereinafter defined) no longer matched the terms of the underlying debt and the 2013 Interest Rate Swap was determined to no longer be highly effective. Accordingly, the Company discontinued hedge accounting for the 2013 Interest Rate Swap during the third quarter of 2016. Following this de-designation, changes in the fair value of the 2013 Interest Rate Swap were accounted for as a component of other non-operating expenses. Accumulated deferred losses of $6.3 million, or $3.9 million net of tax, at the De-designation Date, that were previously recorded as a component of accumulated other comprehensive loss, were fully amortized into earnings over the remaining term of the 2013 Interest Rate Swap, which expired in May 2018. See Note 11, "Financial Instruments," for further information on the Company's 2013 Interest Rate Swap. Refer to Note 9, "Debt," for further details related to financing the Elizabeth Arden Acquisition and related debt restructuring transactions.
Recent Transactions
In connection with the Company's ongoing Strategic Review, during 2019 the divestiture from certain brands resulted in gains on sale of assets of approximately $27.4 million, which are recorded in "(Gain) loss on divested assets" on the Company's Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2019.

See Note 22, “Subsequent Events” for more recent transactions.
Recently Evaluated and/ or Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and a related lease liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to certain adjustments, such as initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2016-02 beginning as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at the effective date of January 1, 2019. In addition, the Company elected to apply the package of practical expedients identified under ASC 842. As of January 1, 2019, the Company used an average discount rate of approximately 16%, based on an estimate of the Company's incremental borrowing rates. See Note 6, "Property, Plant and Equipment," for additional disclosures provided as a result of ASU 2016-02.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments in this ASU that are related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments in this ASU that are related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this ASU that are related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU should be applied on a prospective basis. The Company is in the process of assessing the impact, if any, that this ASU is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs are to be deferred and recognized as an asset and which costs are to be expensed as incurred. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted, and may be applied either retrospectively or prospectively to all software implementation costs incurred after adoption. The Company adopted ASU No. 2018-15 prospectively, beginning as of January 1, 2020. The Company has completed its assessment and has determined that this new guidance will not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies ("SRC") to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Under the above-mentioned deferral, the Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2023 and is in the process of assessing the impact, if any, that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2. RESTRUCTURING CHARGES

2018 Optimization Restructuring Program

In November 2018, the Company announced that it was implementing the 2018 Optimization Restructuring Program (the "2018 Optimization Program") designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. The 2018 Optimization Program was substantially completed by December 31, 2019.

As of December 31, 2019, restructuring and related charges to be paid in cash are approximately 88% of the total charges, of which approximately $25.9 million were already paid through December 31, 2019, with any residual balance expected to be paid in 2020.
A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through December 31, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Inventory Adjustments(a)	Other Related Charges(b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2018	$4.5	$—	$4.5	$—	$1.2	$5.7
Charges incurred during 2019	15.8	0.3	16.1	4.9	12.8	33.8
Cumulative charges incurred through December 31, 2019	$20.3	$0.3	$20.6	$4.9	$14.0	$39.5
(a) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through December 31, 2019 by reportable segment is presented in the following table:

	Charges incurred during 2019	Cumulative charges incurred through December 31, 2019
Revlon	$6.9	$8.8
Elizabeth Arden	3.4	4.3
Portfolio	3.0	4.0
Fragrances	2.8	3.5
Total	$16.1	$20.6

EA Integration Restructuring Program

In December 2016, in connection with integrating the Elizabeth Arden and Revlon organizations, the Company began the process of implementing certain integration activities, including consolidating offices, eliminating certain duplicative activities and streamlining back-office support (the "EA Integration Restructuring Program"). The EA Integration Restructuring Program was designed to reduce the Company’s cost of goods sold and SG&A expenses. The EA Integration Restructuring Program was completed by December 31, 2018. In connection with implementing the EA Integration Restructuring Program, and since its inception in December 2016, the Company recognized $80.3 million of total pre-tax restructuring charges (the "EA Integration Restructuring Charges"), consisting of: (i) $70.3 million of employee-related costs, including severance, retention and other contractual termination benefits; (ii) $5.1 million of lease termination costs; and (iii) $4.9 million of other related charges. The Company paid $71.9 million through December 31, 2019 in connection with the EA Integration Restructuring Program, with any remaining balance expected to be paid after 2019.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A summary of the EA Integration Restructuring Charges incurred since its inception in December 2016 and through December 31, 2019 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits(a)	Lease Termination and Other Costs(b)	Total Restructuring Charges	Inventory Adjustments(c)	Other Related Charges(d)	Total Restructuring and Related Charges
Cumulative charges incurred through December 31, 2018	$72.2	$5.1	$77.3	$1.9	$3.0	$82.2
Charges incurred during 2019	(1.9)	—	(1.9)	—	—	(1.9)
Cumulative charges incurred through December 31, 2019	$70.3	$5.1	$75.4	$1.9	$3.0	$80.3
(a) Includes reversal due to true-up during 2019 of previously-accrued restructuring charges.
(b) Lease termination liabilities related to certain exited office space were adjusted following the implementation of ASC 842. See Note 6, "Property, Plant & Equipment," for additional information.
(c) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(d) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
A summary of the EA Integration Restructuring Charges incurred since inception in December 2016 and through December 31, 2019 by reportable segment is presented in the following table:

	Reversal of charges during 2019	Cumulative charges incurred through December 31, 2019
Revlon	$(0.8)	$32.1
Elizabeth Arden	(0.2)	13.1
Portfolio	(0.4)	12.7
Fragrances	(0.5)	17.5
Total	$(1.9)	$75.4

Restructuring Reserve

The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2019	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at December 31, 2019
2018 Optimization Program:
Employee severance and other personnel benefits	$3.7	$15.8	$—	$(13.8)	$—	$5.7
Other	—	0.3	—	(0.3)	—	—
Total 2018 Optimization Program	3.7	16.1	—	(14.1)	—	5.7

EA Integration Restructuring Program:
Employee severance and other personnel benefits	13.8	(1.9)	(0.2)	(7.7)	—	4.0
Other(a)	3.4	—	—	(0.3)	(3.5)	(0.4)
Total EA Integration Restructuring Program	17.2	(1.9)	(0.2)	(8.0)	(3.5)	3.6

Other immaterial actions:(b)
Employee severance and other personnel benefits	4.6	(1.4)	—	(1.8)	(1.1)	0.3
Other	0.9	—	—	(0.5)	—	0.4
Total other immaterial actions	5.5	(1.4)	—	(2.3)	(1.1)	0.7
Total restructuring reserve	$26.4	$12.8	$(0.2)	$(24.4)	$(4.6)	$10.0

(a) Non-cash utilization relates to approximately $3.5 million of lease termination liabilities related to certain exited office space that were adjusted following the implementation of ASC 842. See Note 6, "Property, Plant, and Equipment," for additional information.
(b) Consists primarily of the Company's other individually and collectively immaterial restructuring initiatives, including those in Denmark, Norway and Sweden.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

				Utilized, Net
	Liability Balance at January 1, 2018	Expense, Net	Foreign Currency Translation	Cash	Non-Cash(a)	Liability Balance at December 31, 2018
2018 Optimization Program:
Employee severance and other personnel benefits	$—	$4.5	$—	$(0.8)	$—	$3.7
Other	—	—	—	—	—	—
Total 2018 Optimization Program	—	4.5	—	(0.8)	—	3.7

EA Integration Restructuring Program:
Employee severance and other personnel benefits	25.8	9.4	(0.3)	(21.1)	—	13.8
Other	3.9	0.1	—	(0.3)	(0.3)	3.4
Total EA Integration Restructuring Program	29.7	9.5	(0.3)	(21.4)	(0.3)	17.2

Other immaterial actions:
Employee severance and other personnel benefits	2.5	5.1	—	(3.0)	—	4.6
Other	1.7	1.1	(0.1)	(1.8)	—	0.9
Total other immaterial actions	4.2	6.2	(0.1)	(4.8)	—	5.5
Total restructuring reserve	$33.9	$20.2	$(0.4)	$(27.0)	$(0.3)	$26.4
(a) Relates to the reversal of excessive accrual of professional fees.

As of December 31, 2019 and 2018, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

See Note 22, “Subsequent Events – Revlon 2020 Restructuring Program.”

3. DISCONTINUED OPERATIONS

In December 2013, the Company announced restructuring actions that primarily included exiting its direct manufacturing, warehousing and sales business operations in mainland China within the Revlon segment (the "December 2013 Program"). The December 2013 Program resulted in the elimination of approximately 1,100 positions in 2014, primarily in China. With the implementation of the December 2013 Program, the results of the China discontinued operations, which relate entirely to the Revlon segment, are included within income from discontinued operations, net of taxes. Notwithstanding this 2013 program, the Company re-launched the Revlon brand in China in July 2019. The summary comparative financial results of discontinued operations were as follows for the periods presented:

	Year Ended December 31,
	2019	2018
Net sales	$—	$—
Income (loss) from discontinued operations, before taxes	7.5	(0.1)
Provision for income taxes	—	—
Income (loss) from discontinued operations, net of taxes	7.5	(0.1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As of December 31, 2019 and December 31, 2018, assets and liabilities of the China discontinued operations included in the Consolidated Balance Sheets consisted of the following:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$1.0	$1.1
Trade receivables, net	—	0.2
Total current assets	1.0	1.3
Total assets	$1.0	$1.3

Accounts payable	$—	$0.5
Accrued expenses and other	1.2	3.3
Total current liabilities	1.2	3.8
Total liabilities	$1.2	$3.8

4. INVENTORIES

As of December 31, 2019 and 2018, the Company's inventory balances consisted of the following:

	December 31,
	2019	2018
Finished goods	$326.5	$374.1
Raw materials and supplies	110.4	143.5
Work-in-process	11.5	5.6
	$448.4	$523.2

5. PREPAID EXPENSES AND OTHER
As of December 31, 2019 and 2018, the Company's prepaid expenses and other balances were as follows:

	December 31,
	2019	2018
Prepaid expenses	$68.9	$71.5
Taxes (a)	40.4	46.9
Other	26.0	33.6
	$135.3	$152.0

(a) Taxes for Products Corporation as of December 31, 2019 and December 31, 2018 were $36.5 million and $42.9 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2019 and 2018, the Company's property, plant and equipment balances consisted of the following:

	December 31,
	2019	2018
Land and improvements	$11.0	$11.2
Building and improvements	113.0	103.2
Machinery and equipment	296.0	286.7
Office furniture, fixtures and capitalized software	241.5	220.0
Counters and trade fixtures	52.9	56.0
Leasehold improvements	50.1	51.5
Construction-in-progress	14.0	51.1
Right-of-Use assets (a)	118.2	—
Property, plant and equipment, gross	896.7	779.7
Accumulated depreciation and amortization	(488.1)	(425.2)
Property, plant and equipment, net	$408.6	$354.5
(a) Following implementation of ASC 842 under the modified retrospective approach as of January 1, 2019, this caption includes the Company's ROU assets for operating and finance leases. Finance leases of approximately $5.5 million were included in machinery and equipment as of December 31, 2018. See discussion below for further information.
Depreciation and amortization expense on property, plant and equipment for December 31, 2019 and December 31, 2018 was $63.4 million and $66.8 million, respectively.

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
The Company's adoption of ASU No. 2016-02 had a material impact on the Company’s consolidated balance sheets but did not have an impact on the Company’s statements of operations and comprehensive loss and cash flows.
As of January 1, 2019, the Company's adoption of ASU No. 2016-02 resulted in:
•the recognition of ROU assets for operating leases and finance leases of approximately $109.3 million and $1.5 million, respectively;
•the recognition of lease liabilities for operating leases and finance leases of approximately $123.4 million and $1.4 million, respectively; and
•a decrease of approximately $11.3 million in accrued rent (of which $10.7 million was recorded in other long-term liabilities and $0.6 million was recorded in accrued expenses and other current liabilities), a decrease of approximately $3.5 million in lease termination liabilities and a decrease of approximately $0.7 million in prepaid rent, due to adjustments to balances previously recorded on the consolidated balance sheets upon transition from the legacy ASC 840 to ASC 842.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table includes disclosure related to the new ASC 842 lease standard, after application of the aforementioned practical expedients and short-term lease considerations:

Year Ended
December 31, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.3
Interest on lease liabilities	0.2
Operating Lease Cost	41.7
Total Lease Cost	$42.2

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.2
Operating cash flows from operating leases	39.4
Financing cash flows from finance leases	0.8

ROU assets for finance leases	1.0
ROU assets for operating leases	91.4
Amortization on ROU assets for finance leases	0.3
Amortization on ROU assets for operating leases	23.2

Weighted-average remaining lease term - finance leases	2.8 years
Weighted-average remaining lease term - operating leases	6.2 years

Weighted-average discount rate - finance leases	15.6%
Weighted-average discount rate - operating leases	15.8%

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases
2020	$34.0	$0.7
2021	30.5	0.5
2022	24.0	0.3
2023	19.7	—
2024	14.3	—
Thereafter	46.8	—
Total undiscounted cash flows	$169.3	$1.5

Present value:
Short-term lease liability	$14.0	$0.5
Long-term lease liability	92.8	0.5
Total lease liability	$106.8	$1.0
Difference between undiscounted cash flows and discounted cash flows	$62.5	$0.5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the minimum rental commitments under the Company's non-cancelable leases, including those pertaining to idled facilities, as of December 31, 2018 under the guidance applicable prior to the adoption of ASC 842.

Minimum Rental Commitments	2019	2020	2021	2022	2023	Thereafter	Total
Capital Leases	$1.1	$0.6	$0.3	$0.2	$0.2	$0.2	$2.6
Operating Leases	42.5	33.8	29.8	22.6	18.5	57.5	204.7

Products Corporation currently leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and capital lease agreements. Rental expense for these facilities and equipment was $46.5 million and $41.6 million for 2018 and 2017, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in goodwill by segment during 2019 and 2018:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2018(a)	$265.3	$189.5	$116.9	$120.8	$692.5
Foreign currency translation adjustment	(0.3)	(0.3)	—	—	(0.6)
Goodwill impairment charge(a)	—	(18.0)	—	—	(18.0)
Balance at December 31, 2018	$265.0	$171.2	$116.9	$120.8	$673.9
Foreign currency translation adjustment	(0.1)	(0.1)	—	—	(0.2)
Balance at December 31, 2019	$264.9	$171.1	$116.9	$120.8	$673.7

Cumulative goodwill impairment charges(a)					$(55.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017 and 2018; no impairment charges were recognized during 2019.

Annual Impairment Testing

For 2019, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2019 using October 1st, 2019 carrying values, the Company, in accordance with ASC 350, performed qualitative assessments for its (i) Revlon, (ii) Elizabeth Arden Skin and Color and (iii) Fragrances reporting units and a quantitative assessment for its (x) Mass Portfolio, (y) Professional Portfolio and (z) Elizabeth Arden Fragrances reporting units.
In performing the 2019 qualitative assessment, the Company considered, among other factors, the financial performance of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units, as well as the results of the annual quantitative analysis performed in 2018 for each of these reporting units. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units exceeded their respective carrying amounts for 2019.
In performing the 2019 quantitative assessment, the Company used the simplified approach allowed under ASU No. 2017-04, which the Company early adopted as of October 1, 2018, to test its Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its Mass Portfolio, Professional Portfolio and Elizabeth Arden Fragrances reporting units exceeded their respective carrying amounts for 2019.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

For 2018, the Company first performed a qualitative assessment on all of its reporting units indicating that indicators of impairment existed for the Mass Portfolio reporting unit within the Portfolio segment. Subsequently, the Company used the simplified approach allowed under ASU No. 2017-04, which the Company early adopted as of October 1, 2018, to test its Mass Portfolio reporting unit for impairment. Following the results of such assessment, the Company recognized an $18.0 million non-cash goodwill impairment charge related to the Mass Portfolio reporting unit within the Portfolio segment in the fourth quarter of 2018. Following the recognition of this non-cash goodwill impairment charge, the Mass Portfolio reporting unit had $54.3 million in remaining goodwill as of December 31, 2018.
Effective January 1, 2018, the Company implemented its brand-centric organizational structure built around its four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Following this change in the Company's organizational structure, the Company identified its current six reporting units. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that had been identified within each reporting segment using a relative fair value allocation approach outlined in ASC 350, using December 31, 2017 carrying values. The Company utilized the two-step process in assessing whether goodwill was impaired for each of the Company's six reporting units and determined that it was more likely than not that the fair values of each of these reporting units exceeded their respective carrying amounts.
Intangible Assets, Net
The following tables present details of the Company's total intangible assets as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.2	$(110.9)	$160.3	13
Customer relationships	248.3	(96.5)	151.8	11
Patents and internally-developed intellectual property	21.5	(12.1)	9.4	5
Distribution rights	31.0	(5.6)	25.4	15
Other	1.3	(1.3)	—	0
Total finite-lived intangible assets	$573.3	$(226.4)	$346.9

Indefinite-lived intangible assets:
Trade names	$143.8	N/A	$143.8
Total indefinite-lived intangible assets	$143.8	N/A	$143.8

Total intangible assets	$717.1	$(226.4)	$490.7

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.3	$(94.3)	$178.0	13
Customer relationships	248.6	(77.9)	170.7	12
Patents and internally-developed intellectual property	20.9	(10.1)	10.8	6
Distribution rights	31.0	(4.0)	27.0	16
Other	1.3	(1.0)	0.3	1
Total finite-lived intangible assets	$574.1	$(187.3)	$386.8

Indefinite-lived intangible assets:
Trade names	$145.2	N/A	$145.2
Total indefinite-lived intangible assets	$145.2	N/A	$145.2

Total intangible assets	$719.3	$(187.3)	$532.0

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amortization expense for finite-lived intangible assets was $40.3 million and $57.1 million for 2019 and 2018, respectively. The variance was attributable to the accelerated amortization of the Pure Ice intangible assets as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with its principal customer.
In accordance with ASC 360, and in conjunction with the annual impairment testing, the Company reviewed finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used; (ii) a projection or forecast that demonstrates losses associated with the use of a long-lived asset (or asset group); and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows.
Indefinite-lived intangible assets, consisting of certain trade names, were reviewed for the annual impairment assessment during the fourth quarter of 2019 using October 1st carrying values similar to goodwill, in accordance with ASC 350.
For each of 2019 and 2018, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2019:

Estimated Amortization Expense
2020	$34.3
2021	33.2
2022	32.3
2023	30.8
2024	27.4
Thereafter	188.9
Total	$346.9

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER

As of December 31, 2019 and December 31, 2018, the Company's accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2019	2018
Sales returns and allowances	$89.7	$97.7
Advertising, marketing and promotional costs	82.8	84.2
Taxes (a)	54.3	38.9
Compensation and related benefits	42.1	56.2
Interest	34.0	33.8
Professional services and insurance	16.3	9.5
Short term lease liability (b)	14.5	1.1
Freight and distribution costs	13.2	6.8
Restructuring reserve	10.0	26.4
Software	4.0	1.2
Other (c)	54.0	75.1
Total	$414.9	$430.9
(a) Accrued Taxes for Products Corporation as of December 31, 2019 and December 31, 2018 were $57.6 million and $42.6 million, respectively.
(b) Balance for 2019 represents operating and finance leases following the implementation of ASC 842. Balance for 2018 represents finance leases. See Note 6, "Property, Plant, and Equipment," for additional information.
(c) Accrued Other as of December 31, 2019 includes approximately $2.3 million of severance to Mr. Fabian Garcia, the Company's former President and Chief Executive Officer, which was paid in 2020. Accrued Other for Products Corporation as of December 31, 2018 was $75.2 million.

9. DEBT

As of December 31, 2019 and December 31, 2018, the Company's debt balances consisted of the following:

	December 31,	December 31,
	2019	2018
2019 Term Loan Facility due 2023, net of discounts and debt issuance costs (see (a) below)	$187.1	$—
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (see (e) below)	82.3	82.7
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (see (c) and (d) below)	269.9	330.0
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (see (f) below)	1,713.6	1,724.6
5.75% Senior Notes due 2021, net of debt issuance costs (see (g) below)	498.1	496.6
6.25% Senior Notes due 2024, net of debt issuance costs (see (h) below)	442.8	441.4
Spanish Government Loan due 2025	0.4	0.5
Debt	$3,194.2	$3,075.8
Less current portion(*)	(288.0)	(348.1)
Long-term debt	$2,906.2	$2,727.7

Short-term borrowings(**)	$2.2	$9.3
(*) At December 31, 2019, the Company classified $288.0 million as its current portion of long-term debt, comprised primarily of $269.9 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2018, the Company classified $348.1 million as its current portion of long-term debt, comprised primarily of $330.0 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility.
(**) The weighted average interest rate on these short-term borrowings outstanding at December 31, 2019 and 2018 was 8.3% and 6.2%, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Current Year Debt Transactions
(a) 2019 Term Loan Facility
Principal and Maturity: In August 2019, Products Corporation entered into a senior secured term loan facility among certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender, in an initial aggregate principal amount of $200 million (the “2019 Term Loan Facility” and such agreement being the “2019 Term Loan Agreement”), and Wilmington Trust, National Association (“Wilmington Trust”), as administrative and collateral agent. The approximate $188 million of net proceeds from the 2019 Term Loan Facility (after taking into account approximately $12 million of related fees and expenses) were used for general corporate purposes. The 2019 Term Loan Facility will mature on the earliest of: (x) August 6, 2023; (y) the 180th day prior to the stated maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date and certain liquidity thresholds are not met).
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The 2019 Term Loan Agreement contains certain affirmative and negative covenants that, among other things, limit the Restricted Group’s ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2019 Term Loan Agreement also contains additional covenants: (i) restricting the activities of the entities established to hold the Additional Collateral; (ii) limiting the incurrence of additional secured debt by the Restricted Group to an aggregate principal amount of $50 million (excluding the Amended 2016 Revolving Credit Facility and any refinancing of the 5.75% Senior Notes due 2021); (iii) restricting the transfer by the Restricted Group of material intellectual property to non-guarantor restricted subsidiaries or other affiliates; and (iv) limiting additional investments by Products Corporation and its subsidiary guarantors in any non-guarantor subsidiary to an outstanding amount of $50 million plus $10 million for ordinary course investments consistent with past practice. These negative covenants are subject to various exceptions, including an “available amount basket” based on 50% of Products Corporation’s cumulative consolidated net income from October 1, 2016, subject to Products Corporation’s compliance with a 5.0 to 1.0 ratio of Products Corporation’s net debt to Consolidated EBITDA (as defined in the 2019 Term Loan Agreement), except such compliance is not required when such baskets are used to make investments.
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
Prepayments: The 2019 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) commencing with the excess cash flow calculation with respect to fiscal year ending December 31, 2020, 50% of excess cash flow, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of the 2019 Term Loan Facility, the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility (to the extent commitments thereunder are permanently reduced); and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts (subject to an aggregate reinvestment cap of $50 million). Products Corporation may voluntarily prepay the 2019 Term Loan Facility at any time. All voluntary prepayments, certain mandatory prepayments and repayments upon acceleration after an event of default of the 2019 Term Loan Facility must be accompanied by a fee in an amount equal to: (i) prior to January 1, 2021, a make-whole amount with respect to interest payments through December 31, 2020 plus 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (ii) on and after January 1, 2021, but prior to January 1, 2022, 10% of the aggregate principal amount prepaid, repaid or required to be repaid; (iii) on and after January 1, 2022, but prior to January 1, 2023, 7.5% of the aggregate principal amount prepaid, repaid or required to be repaid; or (iv) thereafter, 5% of the aggregate principal amount prepaid, repaid or required to be repaid. A 5% exit fee is also payable upon the final scheduled maturity of the 2019 Term Loan Facility or if the loans thereunder are accelerated upon an event of default. The 2019 Term Loan Agreement also contains certain customary representations, warranties and events of default.
Events of Default: The 2019 Term Loan Agreement includes customary events of default, including a cross default provision making it an event of default under the 2019 Term Loan Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement or the Senior Notes Indentures. The lenders under the 2019 Term Loan Agreement may declare all outstanding loans under the 2019 Term Loan Agreement to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the Amended 2019 Senior Line of Credit Agreement and the 2018 Foreign Asset-Based Term Agreement may also declare all outstanding loans under such facilities to be due and payable immediately as a result of similar cross default provisions, and upon non-payment of any accelerated principal amount, the trustees or noteholders for the 5.75% Senior Notes and 6.25% Senior Notes may declare all outstanding notes to be due and payable immediately as a result of similar cross-acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.
Fees and expenses incurred in connection with consummating the 2019 Term Loan Agreement of approximately $14 million were capitalized and are being amortized to interest expense over the term of the 2019 Term Loan Agreement using the effective interest method. The aggregate principal amount outstanding under the 2019 Term Loan Facility Agreement at December 31, 2019 was $200 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) Amended 2019 Senior Line of Credit Agreement
In June 2019, Products Corporation entered into a 2019 Senior Unsecured Line of Credit Agreement, providing Products Corporation with a $30 million senior unsecured line of credit from MacAndrews & Forbes Group, LLC, a subsidiary of Revlon’s majority stockholder, which facility allows Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matures. In November 2019, Products Corporation and MacAndrews & Forbes Group, LLC entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Senior Line of Credit Agreement”) to extend the maturity of such facility by 1-year, expiring December 31, 2020 (the "Amended 2019 Senior Line of Credit Facility"). As of December 31, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding or repayments under the Amended 2019 Senior Line of Credit Facility.
Any loans outstanding under the Amended 2019 Senior Line of Credit Facility shall bear interest at an annual rate of 8%, which is payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the Amended 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation is required to repay any outstanding loans under the Amended 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries has available unrestricted cash that Products Corporation determines, in its reasonable judgment, is not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences.
The Amended 2019 Senior Line of Credit Agreement includes customary events of default, including a cross default provision making it an event of default under the Amended 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement or the Senior Notes Indentures. If any such event of default occurs, MacAndrews & Forbes Group, LLC may declare all outstanding loans under the Amended 2019 Senior Line of Credit Facility to be due and payable immediately.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(c) March 2019 Amendment to the 2016 Revolving Credit Facility
In March 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limits the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.
Previous Years Debt Related Transactions
(d) April 2018 Amendment to Original 2016 Revolving Credit Facility
In April 2018, Products Corporation amended the Original 2016 Revolving Credit Facility Agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A" ("Amendment No.1" and the Original 2016 Revolving Credit Facility as in effect after Amendment No. 1, the "2016 Revolving Credit Facility"). Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes, if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B was initially scheduled to mature on April 17, 2019, a date that was later extended to April 17, 2020 pursuant to Amendment No. 2. Total borrowings at face amount under Tranche A and Tranche B under the Amended 2016 Revolving Credit Facility at December 31, 2019 were $230.9 million (excluding $11.4 million of outstanding undrawn letters of credit) and $41.5 million, respectively (the 2016 Term Loan Facility and the Amended 2016 Revolving Credit Facility are collectively referred to as the "2016 Senior Credit Facilities" and the applicable agreements, as amended, being the “2016 Credit Agreements”).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amendment No. 1 provided for the availability and repayment terms of each Tranche, as well as terms governing the payment priorities between the Tranches. Other amendments to the Original 2016 Revolving Credit Facility under Amendment No. 1 included: (i) a $15 million increase to the cap on amounts eligible for inclusion in the borrowing base relating to certain assets located in jurisdictions other than the U.S., Puerto Rico, Canada, and the U.K.; (ii) a reduction to the amount of additional debt generally permitted to be incurred; (iii) a reduction in the amount of incremental debt under 2016 Term Loan Agreement permitted to be incurred pursuant to the Original 2016 Revolving Credit Agreement; (iv) the removal of temporary increases to the borrowing base between August 15th and October 31st of each year; (v) an increase to threshold conditions in respect of the ability to make certain dividends and distributions on equity during the term of the Tranche B; and (vi) an amendment to the calculation of the financial covenant.
During 2018, the Company incurred approximately $4.0 million of fees and expenses in connection with consummating Amendment No. 1, which were capitalized and are being amortized over the remaining term of Amendment No. 1 using the effective interest method. The aggregate principal amount outstanding under Tranche A and Tranche B of the Amended 2016 Revolving Credit Facility at December 31, 2019 was $230.9 million and $41.5 million, respectively.
(e) 2018 Foreign Asset-Based Term Loan Credit Agreement
In July 2018, Revlon Holdings B.V. (the "Dutch Borrower"), a wholly owned indirect foreign subsidiary of Products Corporation, Revlon Finance LLC, a wholly owned direct subsidiary of the Dutch Borrower (the "U.S. Co-Borrower" and, together with the Dutch Borrower, the "Borrowers"), the other loan parties, the lenders party thereto and Citibank, N.A., acting as administrative agent and collateral agent (the "Agent"), entered into an Asset-Based Term Loan Credit Agreement (the "2018 Foreign Asset-Based Term Facility" and the "2018 Foreign Asset-Based Term Agreement," respectively) and related guarantee and security agreements.
Principal and Maturity: The 2018 Foreign Asset-Based Term Facility provides for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018. The 2018 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to €43 million, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2018 Foreign Asset-Based Term Facility were used for working capital and other general corporate purposes. The 2018 Foreign Asset-Based Term Facility matures on July 9, 2021.
The 2018 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of monthly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2018 Foreign Asset-Based Term Facility is based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the "Borrowing Base Guarantors" and, together with the Borrowers, the "Loan Parties"). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the Agent.
Guarantees and Security: The 2018 Foreign Asset-Based Term Facility is guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each Borrowing Base Guarantor (not including Revlon or Products Corporation) on a limited recourse basis (the "Parent Guarantors"). The obligations of the Loan Parties and the Parent Guarantors under the 2018 Foreign Asset-Based Term Facility are secured by first-ranking pledges of the equity of each Loan Party, the inventory and accounts receivable of the Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2018 Foreign Asset-Based Term Facility) and certain other material assets of the Borrowing Base Guarantors. The 2018 Foreign Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.
Interest and Fees: Interest is payable on each interest payment date as set forth in the 2018 Foreign Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the 2018 Foreign Asset-Based Term Facility at a rate per annum equal to the EURIBOR rate, with a floor of 0.50%, plus an applicable margin equal to 6.50%. The Borrowers are obligated to pay certain fees and expenses in connection with the 2018 Foreign Asset-Based Term Facility, including a fee payable to Citibank, N.A. for its services as Agent. Loans under the 2018 Foreign Asset-Based Term Facility may be prepaid without premium or penalty.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The 2018 Foreign Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The Parent Guarantors are subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The 2018 Foreign Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.
Prepayments: The Borrowers must prepay loans under the 2018 Foreign Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the Agent’s option, to prepay the loans under the 2018 Foreign Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the Borrowers can withdraw the Qualified Cash from such bank account. In addition, the 2018 Foreign Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.
During 2018, the Company incurred approximately $5.7 million of fees and expenses in connection with consummating the 2018 Foreign Asset-Based Term Agreement, which were capitalized and are being amortized over the remaining term of the 2018 Foreign Asset-Based Term Facility using the effective interest method. The aggregate principal amount outstanding under the 2018 Foreign Asset-Based Term Agreement at December 31, 2019 was $86.3 million.
(f) 2016 Senior Credit Facilities
In connection with and substantially concurrently with the closing of the Elizabeth Arden Acquisition, Products Corporation entered into: (i) the 7-year $1.8 billion 2016 Term Loan Facility (the "2016 Term Loan Facility" and such agreement being the "2016 Term Loan Agreement"); and (ii) the 5-year $400 million 2016 Revolving Credit Facility (the "Original 2016 Revolving Credit Facility" and, as amended, together with the 2016 Term Loan Facility, the “2016 Senior Credit Facilities” and such agreement being the "Original 2016 Revolving Credit Agreement"). Products Corporation also completed the issuance of $450 million aggregate principal amount of its 6.25% Senior Notes due August 1, 2024 (the "6.25% Senior Notes"). The proceeds of Products Corporation's issuance of the 6.25% Senior Notes and the 2016 Term Loan Facility, together with approximately $35 million of borrowings under the Original 2016 Revolving Credit Facility and approximately $126.7 million of cash on hand, were used: (A) to fund the Elizabeth Arden Acquisition, including: (i) repurchasing the entire $350 million aggregate principal amount outstanding of the then-existing Elizabeth Arden Senior Notes (the "Elizabeth Arden Senior Notes"); (ii) repaying the entire $142 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden’s $300 million revolving credit facility (which facility was terminated upon such repayment); (iii) repaying the entire $25 million aggregate principal amount of borrowings outstanding as of the Elizabeth Arden Acquisition Date under Elizabeth Arden's second lien credit facility (which facility was terminated upon such repayment); and (iv) retiring the entire $55 million liquidation preference of all 50,000 shares of Elizabeth Arden's then-issued and outstanding preferred stock (which amount included a $5 million change of control premium); and (B) to completely refinance and repay all of the $651.4 million in aggregate principal balance outstanding under Products Corporation’s then-existing 2011 Term Loan (the "2011 Term Loan") and all of the $658.6 million in aggregate principal balance outstanding under Products Corporation’s Old Acquisition Term Loan (each of which facilities were terminated upon such repayment) (together with the 2011 Term Loan, the "Old Term Loan Agreement" and the "Old Term Loan Facility," respectively). The Company did not incur any material early termination penalties in connection with repaying the Old Term Loan Facility or the Elizabeth Arden indebtedness and preferred stock.
Following is an updated description of Products Corporation's 2016 Senior Credit Facilities, after giving effect to Amendment No. 2 to the 2016 Revolving Credit Facility:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2016 Term Loan Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due February 15, 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated. The aggregate principal amount outstanding under the Amended 2016 Term Loan Facility at December 31, 2019 was $1,741.5 million.
Guarantees and Security: Products Corporation and the restricted subsidiaries under the 2016 Term Loan Facility, which include Products Corporation’s subsidiaries, including Elizabeth Arden and its subsidiaries (collectively, the "Restricted Group"), are subject to the covenants under the 2016 Term Loan Agreement. The 2016 Term Loan Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), certain foreign subsidiaries, as well as by Revlon, on a limited recourse basis. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the 2016 Term Loan Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of the Restricted Group held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions). The obligors and guarantors under the 2016 Term Loan Facility and the Amended 2016 Revolving Credit Facility are identical. The liens securing the 2016 Term Loan Facility on the accounts, inventory, equipment, chattel paper, documents, instruments, deposit accounts, real estate and investment property and general intangibles (other than intellectual property) related thereto (the "Revolving Facility Collateral") rank second in priority to the liens thereon securing the Amended 2016 Revolving Credit Facility. The liens securing the 2016 Term Loan Facility on all other property, including capital stock, intellectual property and certain other intangible property (the "Term Loan Collateral"), rank first in priority to the liens thereon securing the Amended 2016 Revolving Credit Facility, while the liens thereon securing the Amended 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Prepayments: The 2016 Term Loan Facility is subject to mandatory prepayments from: (i) the net proceeds from the issuance by Products Corporation or any of its restricted subsidiaries of certain additional debt; (ii) 50% of excess cash flow for fiscal years ending December 31st, with step-downs to 25% and 0% upon achievement of certain first lien leverage ratios and reduced by voluntary prepayments of loans under the 2016 Term Loan Facility and revolving loans under the Amended 2016 Revolving Credit Facility to the extent commitments thereunder are permanently reduced; and (iii) asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property that have not been reinvested to the extent in excess of certain minimum amounts. Products Corporation may voluntarily prepay the 2016 Term Loan Facility without premium or penalty. No excess cash flow payments were due and payable with respect to 2019.
Amended 2016 Revolving Credit Facility
Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the Original 2016 Revolving Credit Agreement, as subsequently amended pursuant to Amendment No. 1 and Amendment No. 2, and for which Citibank, N.A. acts as administrative agent and collateral agent. The Amended 2016 Revolving Credit Facility has an aggregate maximum availability of $441.5 million (with a $100 million sublimit for letters of credit and up to $70 million available for swing line loans), which availability is subject to the amount of the borrowing base. The Amended 2016 Revolving Credit Facility may be increased by the greater of (x) $33.5 million and (y) the excess of the borrowing base over the amounts of then-effective commitments. The Amended 2016 Revolving Credit Facility permits certain non-U.S. subsidiaries to borrow in local currencies. The borrowing base calculation in respect of the Tranche A under the Amended 2016 Revolving Credit Facility is based on the sum of: (i) 85% of eligible accounts receivable; (ii) the lesser of 85% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory; (iii) the lesser of (A) the sum of (x) 75% of the net orderly liquidation value in respect of eligible equipment and (y) 75% of the mortgage value of eligible real property and (B) $40 million; and (iv) qualified restricted cash (capped at $75 million), which are collectively subject to certain availability reserves set by the administrative agent. The borrowing base calculation in respect of the Tranche B under the Amended 2016 Revolving Credit Facility is based on the sum of: (i) 10% of eligible accounts receivable and (ii) the lesser of 10% of the net orderly liquidation value and a percentage of the value specified in respect of different types of eligible inventory, which are collectively subject to certain availability reserves set by the administrative agent. Tranche A under the Amended 2016 Revolving Credit Facility matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due February 15, 2021 if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million. Tranche B under the Amended 2016 Revolving Credit Facility matures on April 17, 2020.
Guarantees and Security: The Restricted Group under the Amended 2016 Revolving Credit Agreement (which is the same as the Restricted Group under the 2016 Term Loan Agreement) is subject to the covenants under the Amended 2016 Revolving Credit Agreement. The Amended 2016 Revolving Credit Facility is guaranteed by each of Products Corporation's existing and future direct or indirect wholly-owned domestic restricted subsidiaries (subject to various exceptions), certain foreign subsidiaries, as well as by Revlon on a limited recourse basis. The obligations of Revlon, Products Corporation and the subsidiary guarantors under the Amended 2016 Revolving Credit Facility are secured by pledges of the equity of Products Corporation held by Revlon and the equity of Products Corporation’s restricted subsidiaries held by Products Corporation and each subsidiary guarantor (subject to certain exceptions, including equity of first-tier foreign subsidiaries in excess of 65% of the voting equity interests of such entity) and by substantially all tangible and intangible personal and real property of Products Corporation and the subsidiary guarantors (subject to certain exclusions). The obligors and guarantors under the Amended 2016 Revolving Credit Facility and the 2016 Term Loan Facility are identical. The liens on the Revolving Facility Collateral securing the Amended 2016 Revolving Credit Facility rank first in priority to the liens thereon securing the 2016 Term Loan Facility, which rank second in priority on such collateral. The liens on the Term Loan Collateral securing the Amended 2016 Revolving Credit Facility rank second in priority to the liens thereon securing the 2016 Term Loan Facility, which rank first in priority on such collateral.
Interest and Fees: Under the Amended 2016 Revolving Credit Facility, interest is payable quarterly and accrues on borrowings under such facility at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to (A) in the case of the Tranche A, 0.25%, 0.50% or 0.75%, or (B) in the case of the Tranche B, 1.50%, 1.75% or 2.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate plus an applicable margin equal to (A) in the case of the Tranche A, 1.25%, 1.50% or 1.75%, or (B) in the case of the Tranche B, 2.50%, 2.75% or 3.00%, in each case depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time), at Products Corporation’s option. The applicable margin decreases as the average excess availability under the Amended 2016 Revolving Credit Facility increases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation is obligated to pay certain fees and expenses in connection with the Amended 2016 Revolving Credit Facility, including a commitment fee of 0.25% for any unused amounts under the Tranche A and 0.50% for any unused amounts under the Tranche B Loans under the Amended 2016 Revolving Credit Facility may be prepaid without premium or penalty.
Affirmative and Negative Covenants: The Amended 2016 Revolving Credit Agreement contains affirmative and negative covenants that are similar to those in the 2016 Term Loan Agreement, other than the "available amount basket" (as described above in the description of the 2016 Term Loan Facility); provided, however, under the Amended 2016 Revolving Credit Agreement the Restricted Group will be able to incur unlimited additional amounts of certain types of debt, make unlimited asset sales and dispositions, make unlimited investments and acquisitions, prepay junior debt and make unlimited restricted payments to the extent that certain "payment conditions" for asset-based credit facilities are satisfied. The Amended 2016 Revolving Credit Agreement contains certain customary representations, warranties and events of default. If Products Corporation’s "Liquidity Amount" (defined in the Amended 2016 Revolving Credit Agreement as the Borrowing Base (capped at 100% of the Revolving Commitment) less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date falls below the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility (a "Liquidity Event Period"), then the Restricted Group will be required to maintain a consolidated fixed charge coverage ratio (the ratio of Products Corporation’s EBITDA minus capital expenditures to cash interest expense and scheduled principal payments under the 2016 Term Loan Agreement for such period, the "FCCR") of a minimum of 1.0 to 1.0 until the first date after 20 consecutive business days for which the Liquidity Amount is equal to or greater than such threshold. Under Amendment No. 2, such availability reserve amounts were set at $50 million and 15% in connection with triggering certain notification obligations, increased borrowing base reporting frequency, and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. If Products Corporation is in default under the consolidated fixed charge coverage ratio under the Amended 2016 Revolving Credit Agreement, Products Corporation may cure such default by Products Corporation and/or Revlon issuing certain equity securities and Products Corporation receiving capital contributions from Revlon, with such cash being deemed to increase EBITDA for the purpose of calculating the applicable ratio. Products Corporation may exercise this cure right no more than two times in any four-quarter period, and no more than five times in total during the term of the Amended 2016 Revolving Credit Facility. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2019, all of the $157.7 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.
Prepayments: Products Corporation must prepay (i) Tranche A borrowings under the Amended 2016 Revolving Credit Facility to the extent that outstanding loans thereunder and letters of credit exceed the Tranche A availability and (ii) Tranche B borrowings under the Amended 2016 Revolving Credit Facility to the extent that outstanding loans thereunder exceed the Tranche B availability; provided that the Tranche A borrowings are required to be repaid prior to the repayment of the Tranche B borrowings. During a Liquidity Event Period, the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.
(g) 5.75% Senior Notes
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The 5.75% Senior Notes and the 5.75% Senior Notes Guarantees rank effectively junior to Products Corporation’s 2016 Senior Credit Facilities and 2019 Term Loan Facility which are secured, to the extent of the value of the assets securing such indebtedness, as well as indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (including the 2018 Foreign Asset-Based Term Facility) (the "5.75% Senior Notes Non-Guarantor Subsidiaries" and together with the 6.25% Senior Notes Non-Guarantor Subsidiaries, the "Non-Guarantor Subsidiaries"), none of which guarantee the 5.75% Senior Notes.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•permit restrictions on the payment of dividends by Products Corporation’s subsidiaries ("Limitation on Dividends from Subsidiaries").
These covenants are subject to important qualifications and exceptions. The 5.75% Senior Notes Indenture also contains customary affirmative covenants and events of default.
In addition, if during any period of time the 5.75% Senior Notes receive investment grade ratings from both Standard & Poor’s and Moody’s Investors Services, Inc. and no default or event of default has occurred and is continuing under the 5.75% Senior Notes Indenture, Products Corporation and its subsidiaries will not be subject to the covenants on Limitation on Debt, Limitation on Restricted Payments, Limitation on Asset Sales, Limitation on Dividends from Subsidiaries and certain provisions of the Successor Company covenant. The aggregate principal amount outstanding under the 5.75% Senior Notes at December 31, 2019 was $500.0 million.
(h) 6.25% Senior Notes
In August 2016, Revlon Escrow Corporation (the "Escrow Issuer"), which was a wholly owned subsidiary of Products Corporation, completed the 6.25% Senior Notes offering, pursuant to an exemption from registration under the Securities Act of 1933 (as amended, the "Securities Act"), of $450 million aggregate principal amount of the 6.25% Senior Notes due 2024. The 6.25% Senior Notes are unsecured and were initially issued by the Escrow Issuer to the initial purchasers under an Indenture, dated as of August 4, 2016 (the "6.25% Senior Notes Indenture"), between the Escrow Issuer and U.S. Bank National Association, as trustee (the "6.25% Senior Notes Trustee"). The 6.25% Senior Notes mature on August 1, 2024. Interest on the 6.25% Senior Notes accrues at 6.25% per annum, paid every six months through maturity on each February 1 and August 1. The proceeds from the 6.25% Senior Notes were released from escrow on the September 7, 2016 The Elizabeth Arden Acquisition Date (the "Escrow Release"). On the Elizabeth Arden Acquisition Date, the Escrow Issuer was merged with and into Products Corporation and in connection with the Escrow Release, Products Corporation and certain of its direct and indirect wholly-owned domestic subsidiaries, including Elizabeth Arden and certain of its subsidiaries (collectively, the "6.25% Senior Notes Guarantors"), and the 6.25% Senior Notes Trustee entered into a supplemental indenture (the "6.25% Senior Notes Supplemental Indenture") to the 6.25% Senior Notes Indenture, pursuant to which Products Corporation assumed the obligations of the Escrow Issuer under the 6.25% Senior Notes and the 6.25% Senior Notes Indenture and the 6.25% Senior Notes Guarantors jointly and severally, fully and unconditionally guaranteed the 6.25% Senior Notes on a senior unsecured basis (the "6.25% Senior Notes Guarantees"). The 6.25% Senior Notes Guarantors are the same entities that are subsidiary guarantors under the 2016 Senior Credit Facilities.
In December 2016, Products Corporation consummated an offer to exchange the original 6.25% Senior Notes for $450 million of new 6.25% Senior Notes, which have substantially the same terms as the original 6.25% Senior Notes, except that they are registered under the Securities Act (such registered new notes being the "6.25% Senior Notes").
Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ existing and future senior secured indebtedness, including indebtedness under Products Corporation’s 2016 Senior Credit Facilities and the 2019 Term Loan Facility, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the 6.25% Senior Notes Guarantors other than expressly subordinated indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees rank effectively junior to indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (including the 2018 Foreign Asset-Based Term Facility) (the "6.25% Senior Notes Non-Guarantor Subsidiaries"), none of which guarantee the 6.25% Senior Notes.
Optional Redemption: Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time to time in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued interest to (but not including) the date of redemption, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

Period	Optimal Redemption Premium Percentage
2020	103.125%
2021	101.563%
2022 and thereafter	100.000%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The aggregate principal amount outstanding under the 6.25% Senior Notes at December 31, 2019 was $450.0 million.
See Note 22, “Subsequent Events –2020 Refinancing Transactions.”

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement, the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement, as well as with all applicable covenants under its Senior Notes Indentures, as of December 31, 2019. At December 31, 2019, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2019	Availability at December 31, 2019 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$400.0	$230.9	$157.7
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	41.5	41.5	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$441.5	$272.4	$157.7
Amended 2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of December 31, 2019 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $441.5 million, less $11.4 million of outstanding undrawn letters of credit and $272.4 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2019, all of the $157.7 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company’s foreign subsidiaries held $102.5 million out of the Company's total $104.3 million in cash and cash equivalents as of December 31, 2019. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions and other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program, which was initiated during the fourth quarter of 2018, and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review. See Note 22, “Subsequent Events –2020 Refinancing Transactions.

Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2019 in the years 2020 through 2024 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2020	$290.5	(a)
2021	604.4	(b)
2022	18.1	(c)
2023	1,887.6	(d)
2024	450.0	(e)
Thereafter	—
Total long-term debt	3,250.6
Discounts and deferred finance charges	(56.4)
Total long-term debt, net of discounts and deferred finance charges	$3,194.2

(a) Amount consists primarily of: (i) $41.5 million in aggregate principal amount of borrowings under Tranche B of the Amended 2016 Revolving Credit Facility outstanding as of December 31, 2019, which is scheduled to mature in April 2020; (ii) $230.9 million in aggregate principal amount of borrowings under Tranche A of the Amended 2016 Revolving Credit Facility outstanding as of December 31, 2019, which is scheduled to mature on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due February 15, 2021 if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of its then outstanding 5.75% Senior Notes by at least $200 million; and (iii) the quarterly amortization payments payable in 2020 under the 2016 Term Loan Facility.
(b) Amount consists primarily of: (i) the U.S. dollar equivalent of the €77 million in aggregate principal amount under the 2018 Foreign Asset-Based Term Facility outstanding as of December 31, 2019, which is scheduled to mature in July 2021; (ii) the $500 million in aggregate principal amount under the 5.75% Senior Notes, which are scheduled to mature in February 2021; and (iii) $18.0 million of the quarterly amortization payments described in (a)(iii) above payable in 2021.
(c) Amount consists of the $18.0 million quarterly amortization payments described in (a)(iii) above payable in 2022.
(d) Amount consists primarily of: (i) the $9.0 million of quarterly amortization payments due under the 2016 Term Loan Facility during 2023; (ii) the $1,678.5 million remaining aggregate principal amount outstanding at December 31, 2019, net of the amortization payments made in 2020 through 2023, under the 2016 Term Loan Facility, which is scheduled to mature in September 2023 (subject to a springing maturity in November 2020, as described above in this Note 9); and (iii) the $200 million aggregate principal amount outstanding at December 31, 2019 under the 2019 Term Loan Facility, which is scheduled to mature in August 2023 (subject to a springing maturity in November 2020, as described above in this Note 9).
(e) Amount consists of the $450 million aggregate principal amount outstanding at December 31, 2019 under the 6.25% Senior Notes, which are scheduled to mature in August 2024.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

10. FAIR VALUE MEASUREMENTS

Assets and liabilities are required to be categorized into three levels of fair value based upon the assumptions used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing the fair value measurement of assets and liabilities are as follows:
•Level 1: Fair valuing the asset or liability using observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•Level 2: Fair valuing the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
•Level 3: Fair valuing the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
As of both December 31, 2019 and December 31, 2018, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of December 31, 2019, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	December 31, 2019
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,522.2	$—	$2,522.2	$3,194.2

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

11. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $11.4 million and $10.1 million (including amounts available under credit agreements in effect at that time) were maintained as of December 31, 2019 and December 31, 2018, respectively. Included in these amounts are approximately $8.3 million and $7.3 million in standby letters of credit that support Products Corporation’s self-insurance programs, in each case as outstanding as of December 31, 2019 and December 31, 2018, respectively. The estimated liability under such programs is accrued by Products Corporation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Foreign Currency Forward Exchange Contracts

The FX Contracts may, from time to time, be entered into primarily to hedge the anticipated net cash flows resulting from inventory purchases and intercompany payments denominated in currencies other than the local currencies of the Company’s foreign and domestic operations and generally have maturities of less than one year. The Company did not enter into any FX Contracts during 2019. The U.S. Dollar notional amounts of the FX Contracts outstanding at each of December 31, 2019 and December 31, 2018 were nil.

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
Credit Risk

Exposure to credit risk in the event of nonperformance by any of the counterparties to the Company's derivative instruments is limited to the gross fair value of these derivative instruments in asset positions, which was nil at each of December 31, 2019 and December 31, 2018. The Company attempts to minimize exposure to credit risk by generally entering into derivative contracts with counterparties that have investment-grade credit ratings and are major financial institutions. The Company also periodically monitors any changes in the credit ratings of its counterparties.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Quantitative Information – Derivative Financial Instruments

As of December 31, 2019 and December 31, 2018, the Company did not have any derivative financial instruments.

The effects of the Company's derivative financial instruments on its Consolidated Statements of Operations and Comprehensive Loss were as follows for the periods presented:

Derivative Instruments	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Net (Loss) Income
		Year Ended December 31,
		2019	2018
Derivative financial instruments:
2013 Interest Rate Swap	Interest Expense	$—	$(1.2)
FX Contracts	Foreign currency gain, net	—	0.2
2013 Interest Rate Swap	Miscellaneous, net	—	0.2

	Amount of Gain Recognized in Other Comprehensive Loss
	Year Ended December 31,
	2019	2018
Derivatives previously designated as hedging instruments:
2013 Interest Rate Swap, net of tax (a)	$—	$0.7
(a) Net of tax benefits of $0.5 million for the year ended December 31, 2018.

12. PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 10%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $5.5 million and $5.3 million during 2019 and 2018, respectively. The Company also offers a non-qualified defined contribution plan (the "Excess Savings Plan") providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets.

The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit-sharing component that enables the Company, should it elect to do so, to make discretionary profit-sharing contributions. For 2019, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $7.2 million (of which $5.6 million was paid in 2019 and $1.6 million was paid in January 2020), or up to 3% of eligible compensation, which was credited on a quarterly basis. For 2018, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $6.8 million (of which $5.3 million was paid in 2018 and $1.5 million was paid in January 2019), or up to 3% of eligible compensation, which was credited on a quarterly basis.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Products Corporation also sponsors two U.S. qualified defined benefit pension plans, has non-qualified pension plans that provide benefits for certain U.S. and non-U.S. employees, and for U.S. employees in excess of IRS limitations in the U.S. and in certain limited cases contractual benefits for certain former officers of the Company. These non-qualified plans are funded from the Company's general assets.

Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Products Corporation and MacAndrews & Forbes. (See Note 20, "Related Party Transactions").
The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(591.0)	$(661.4)	$(12.2)	$(14.0)
Service cost	(1.9)	(2.0)	—	—
Interest cost	(20.0)	(18.6)	(0.4)	(0.4)
Actuarial (loss) gain	(59.3)	42.0	(1.5)	1.4
Benefits paid	43.6	45.2	0.7	0.8
Plan Amendments	(1.2)	—	—	—
Plan participant contributions	(0.6)	(0.6)	—	—
Foreign currency translation adjustments	0.7	4.4	—	—
Benefit obligation - end of year	$(629.7)	$(591.0)	$(13.4)	$(12.2)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$432.4	$497.2	$—	$—
Actual return (loss) on plan assets	61.3	(24.2)	—	—
Employer contributions	11.4	8.0	0.7	0.8
Benefits paid	(43.6)	(45.2)	(0.7)	(0.8)
Plan participant contributions	0.6	0.6	—	—
Foreign currency translation adjustments	0.3	(4.0)	—	—
Fair value of plan assets - end of year	$462.4	$432.4	$—	$—
Unfunded status of plans at December 31, 2019	$(167.3)	$(158.6)	$(13.4)	$(12.2)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

With respect to the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018 consisted of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2019	2018	2019	2018
Other long-term assets	$3.6	$4.8	$—	$—

Accrued expenses and other	(2.7)	(5.9)	(0.4)	(0.7)
Pension and other post-retirement benefit liabilities	(168.2)	(157.5)	(13.0)	(11.5)
Total liability	$(167.3)	$(158.6)	$(13.4)	$(12.2)

Accumulated other comprehensive loss, gross	$266.1	$252.6	$4.0	$2.7
Income tax benefit	(48.7)	(44.4)	(1.0)	(0.6)
Portion allocated to Revlon Holdings	(0.8)	(0.8)	0.2	—
Accumulated other comprehensive loss, net	$216.6	$207.4	$3.2	$2.1

With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.3 million and $2.4 million at December 31, 2019 and 2018, respectively, relating to pension plan liabilities retained by such affiliates.

As of December 31, 2019 and 2018, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2019	2018
Projected benefit obligation	$629.7	$591.0
Accumulated benefit obligation	627.9	589.1
Fair value of plan assets	462.4	432.4

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the years ended December 31, 2019 and 2018, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$1.9	$2.0	$—	$—
Interest cost	20.0	18.6	0.4	0.4
Expected return on plan assets	(25.1)	(27.8)	—	—
Amortization of actuarial loss	9.9	9.2	0.2	0.4
Curtailment gain	—	(0.1)	—	—
Total net periodic benefit costs prior to allocation	$6.7	$1.9	$0.6	$0.8
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$6.6	$1.8	$0.6	$0.8
In the year ended December 31, 2019, the Company recognized net periodic benefit cost of $7.2 million, compared to net periodic benefit cost of $2.6 million in the year ended December 31, 2018, primarily due to lower expected returns on plan assets and higher interest costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Year Ended December 31,
	2019	2018
Net periodic benefit costs:
Cost of sales	$—	$0.1
Selling, general and administrative expense	1.9	1.9
Miscellaneous, net	5.3	0.6
Total net periodic benefit costs	$7.2	$2.6

Amounts recognized in accumulated other comprehensive loss at December 31, 2019 with respect to the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$265.0	$4.0	$269.0
Prior service cost	1.1	—	1.1
Accumulated Other Comprehensive Loss, Gross	266.1	4.0	270.1
Income tax benefit	(48.7)	(1.0)	(49.7)
Portion allocated (to) from Revlon Holdings	(0.8)	0.2	(0.6)
Accumulated Other Comprehensive Loss, Net	$216.6	$3.2	$219.8

The total actuarial losses and prior service costs with respect to the Company’s pension plans and other post-retirement plans included in accumulated other comprehensive loss at December 31, 2019 expected to be recognized in net periodic benefit cost during the fiscal year ending December 31, 2020, is $10.8 million and $0.4 million, respectively.

Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2019	2018	2019	2018
Discount rate	3.01%	4.13%	1.81%	2.52%
Rate of future compensation increases	3.50%	3.50%	2.02%	2.02%

The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans		International Plans
	2019	2018	2019	2018
Discount rate	4.13%	3.47%	2.52%	2.19%
Expected long-term return on plan assets	6.00%	6.00%	4.86%	4.95%
Rate of future compensation increases	3.50%	3.50%	2.02%	1.75%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 6.00% and 4.86% weighted-average long-term rate of return on plan assets assumption during 2019 for the U.S. and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
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
The Company’s U.S. and International pension plans have target asset allocation ranges that are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time-to-time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class in effect for 2019 were as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	10% - 30%	—
Fixed income securities	0% - 20%	—
Common and collective funds	50% - 70%	100%
Hedge funds	5% - 15%	—
Cash and other investments	0% - 10%	—

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the Company's U.S. and International pension plan assets at December 31, 2019 and 2018:

	U.S. Plans		International Plans
	2019	2018	2019	2018
Fair value of plan assets	$380.6	$358.3	$81.8	$74.1

The Company determines the fair values of the Company’s U.S. and International pension plan assets as follows:

•Common and preferred stock: The fair values of the investments included in the common and preferred stock asset class generally reflect the closing price reported on the major market where the individual securities are traded. The Plan classifies common and preferred stock investments within Level 1 of the fair value hierarchy.
•Mutual funds: The fair values of the investments included in the mutual funds asset class are determined using net asset value (“NAV”) provided by the administrator of the funds. The NAV is based on the closing price reported on the major market where the individual securities within the mutual fund are traded. The Company classifies mutual fund investments within Level 1 of the fair value hierarchy.
•Fixed income securities: The fair values of the investments included in the fixed income securities asset class are based on a compilation of primarily observable market information and/or broker quotes. The Company classifies fixed income securities investments within Level 2 of the fair value hierarchy.
•Common and collective funds: The fair values of the investments included in the common and collective funds asset class are determined using NAV provided by the administrator of the funds. The NAV is based on the value of the underlying assets owned by the common and collective fund, minus its liabilities, and then divided by the number of shares outstanding. The redemption frequencies for the investments in the common and collective funds asset class range from daily to monthly, with redemption notice periods that range from 2 to 10 business days. The Company classifies common and collective fund investments within Level 1 or Level 2 of the fair value hierarchy, depending on whether certain criteria are met. Some common and collective funds for which fair value is not readily determinable are recorded using NAV per share or its equivalent, as permitted by the practical expedient, provided by ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset per Share (or Its Equivalent) (the “ASU No. 2015-07 practical expedient”). These investments are not assigned a fair value hierarchy level.
•Hedge funds: The hedge funds asset class includes hedge funds that primarily invest in a grouping of equities, fixed income instruments, currencies, derivatives and/or commodities. The fair values of investments included in the hedge funds class are determined using NAV provided by the administrator of the funds. The hedge fund investments in the hedge funds asset class may employ leverage, generally can be sold on a quarterly or monthly basis and have redemption notice periods that range up to 90 business days. Hedge fund investments are generally recorded using NAV per share or its equivalent, as permitted by the ASU No. 2015-07 practical expedient, and are not assigned a fair value hierarchy level.
•Cash and cash equivalents: Cash and cash equivalents are measured at cost, which approximates fair value. The Company classifies cash and cash equivalents within Level 1 of the fair value hierarchy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2019 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Common and Preferred Stock:
U.S. Small/Mid Cap Equity	—	—	—	—
Mutual Funds (a):
Corporate Bonds	10.8	10.8	—	—
Government Bonds	15.8	15.8	—	—
U.S. Large Cap Equity	0.2	0.2	—	—
International Equities	16.3	16.3	—	—
Emerging Markets International Equity	5.9	5.9	—	—
Cash and Cash Equivalents	1.6	1.6	—	—
Other (b)	2.0	2.0	—	—
Fixed Income Securities:
Corporate Bonds	—	—	—	—
Government Bonds	72.2	—	72.2	—
Common and Collective Funds (a):
Corporate Bonds	33.6	19.4	14.2	—
Government Bonds	38.9	9.1	29.8	—
U.S. Large Cap Equity	55.5	48.7	6.8	—
U.S. Small/Mid Cap Equity	18.2	18.2	—	—
International Equities	70.8	3.4	67.4	—
Emerging Markets International Equity	18.1	13.0	5.1	—
Cash and Cash Equivalents	1.7	1.7	—	—
Other (b)	2.9	—	2.9	—
Cash and Cash Equivalents	12.9	12.9	—	—
Total Plan Assets in the fair value hierarchy	$377.4	$179.0	$198.4	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	52.4
Hedge Funds	32.6
Total Plan Assets measured at Net Asset Value	$85.0

Total Plan Assets at Fair Value	$462.4	$179.0	$198.4	—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2018 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Common and Preferred Stock:
U.S. Small/Mid Cap Equity	7.0	7.0	—	—
Mutual Funds (a):
Corporate Bonds	10.6	10.6	—	—
Government Bonds	13.4	13.4	—	—
U.S. Large Cap Equity	0.2	0.2	—	—
International Equities	9.4	9.4	—	—
Emerging Markets International Equity	5.3	5.3	—	—
Cash and Cash Equivalents	2.2	2.2	—	—
Other (b)	1.8	1.8	—	—
Fixed Income Securities:
Corporate Bonds	—	—	—	—
Government Bonds	70.0	—	70.0	—
Common and Collective Funds (a):
Corporate Bonds	40.7	19.6	21.1	—
Government Bonds	43.0	6.6	36.4	—
U.S. Large Cap Equity	54.5	38.8	15.7	—
U.S. Small/Mid Cap Equity	6.9	6.9	—	—
International Equities	58.4	5.5	52.9	—
Emerging Markets International Equity	14.9	8.5	6.4	—
Cash and Cash Equivalents	1.7	1.7	—	—
Other (b)	(1.6)	—	(1.6)	—
Cash and Cash Equivalents	22.2	22.2	—	—
Total Plan Assets in the fair value hierarchy	$360.6	$159.7	$200.9	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	36.3
Hedge Funds	35.5
Total Plan Assets measured at Net Asset Value	$71.8

Total Plan Assets at Fair Value	$432.4	$159.7	$200.9	—

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

There were no transfers into or out of Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2019 or 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2020	$47.7	$1.4
2021	$42.4	$1.3
2022	$42.2	$1.3
2023	$41.5	$1.2
2024	$40.6	$1.2
Years 2025 to 2029	$189.9	$4.7

Contributions:

The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During 2019, $11.4 million and $0.7 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2020, the Company expects to contribute approximately $18 million in the aggregate to its pension and other post-retirement benefit plans.

13. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 1.8 million shares available for grant as of December 31, 2019. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021. In September 2019 the Stock Plan was amended in connection with the 2019 TIP, described below, to: (1) allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) allow for accelerated vesting of equity awards upon a termination without cause; (3) change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements.

Stock options:

Non-qualified stock options granted under the Stock Plan, if granted, are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2019 and 2018, there were no options exercisable under the Stock Plan and there was no stock option activity for 2019 and 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restricted stock awards and restricted stock units:

A summary of the restricted stock and RSU activity for each of 2019 and 2018 is presented in the following table:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	795.0	$29.87
Granted(a)	1,303.9	19.39
Vested(b)	(388.7)	33.04
Forfeited(a)	(303.5)	25.08
Outstanding at December 31, 2018	1,406.7	20.32
Granted(a)	1,163.5	21.72
Vested(b)	(299.1)	21.80
Forfeited	(249.5)	20.11
Outstanding at December 31, 2019	2,021.6	20.93

(a) The 2018 grants include 69,767 restricted stock awards and 1,234,116 RSUs, the latter granted pursuant to the Long-Term Incentive Program under the Stock Plan, as discussed below. 2018 forfeited shares include 251,495 restricted stock awards and 52,022 RSUs. The 2019 grants include 67,214 restricted stock awards and 1,096,324 RSUs, the latter granted pursuant to the Long-Term Incentive Program and the 2019 Transaction Incentive Program under the Stock Plan, as discussed below.
(b) Of the amounts that vested during 2019 and 2018, 92,260 and 167,297 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market. (See discussion under "Treasury Stock" in Note 16, "Stockholders' Deficiency").

The Company recognizes non-cash compensation expense related to restricted stock awards and RSUs under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense under the Stock Plan of $8.1 million and $17.2 million during 2019 and 2018, respectively. The 2019 total compensation expense consisted of $2.7 million related to restricted stock awards and $0.4 million and $5.0 million related to the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, respectively, discussed below. The total fair value of restricted stock and RSUs that vested during 2019 and 2018 was $6.5 million and $12.8 million, respectively. The deferred stock-based compensation balance related to restricted stock awards was $32.2 million at December 31, 2019. Of this balance, $3.5 million related to restricted stock awards and $28.7 million related to RSUs granted under the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, and they will be amortized ratably to compensation expense over a weighted-average remaining vesting period of 1.79 years.
The Stock Plan allows for awards of restricted stock and RSUs to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 2 years to 5 years. The Company granted 67,214 shares of restricted stock to certain executives during 2019, which vest ratably over a 3-year period, with the first tranche of such grants having vested in January 2020. The Company granted 69,767 shares of restricted stock to certain executives during 2018, which vest ratably over a 3-year period, with the first tranche of such grants having vested in March 2019.

Revlon 2019 Transaction Incentive Program

In August 2019, it was disclosed that MacAndrews & Forbes and Revlon have determined to explore strategic transactions involving Revlon and third parties (the "Strategic Review"). In light of this, the Compensation Committee of Revlon’s Board of Directors approved a Revlon 2019 Transaction Incentive Program (the “2019 TIP”) that enables the Company to award cash-based and RSU-based retention grants and transaction bonus awards, as well as providing for the accelerated vesting of time-based RSUs and restricted shares following a termination without cause or due to death or disability.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). As of December 31, 2019, a total of 204,151 time-based RSUs under Tier 1 of the 2019 TIP had been granted. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction.

The 2019 TIP RSUs vest in full upon an involuntary termination, other than if due to cause; provided that if a change of control occurs or a brand or business segment is sold and (i) the impacted grantee accepts an offer of employment from the buyer, then: (A) if the buyer assumes the 2019 TIP RSUs, the grantee will continue to vest in the assumed awards (with the grantee having the continued right to accelerated vesting upon an involuntary termination, other than if due to cause); and (B) if the buyer does not assume the 2019 TIP RSUs, the grantee’s 2019 TIP RSUs will vest upon closing the change of control; and (ii) the impacted grantee declines an offer of employment from the buyer for substantially comparable total compensation and benefits, the grantee will forfeit their unvested 2019 TIP RSUs (collectively, the “Special Vesting Rules”).

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. During 2019, the Company granted $6.6 million and $2.1 million cash-based awards, net of forfeitures, under Tier 1 and Tier 2 of the 2019 TIP, respectively, which are being amortized over the period from the grant dates to December 31, 2021 and December 31, 2020, respectively. The total amount amortized for these cash-based awards through December 31, 2019 is approximately $1.3 million and is recorded in "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

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
In connection with the announcement of the 2019 TIP, in August 2019 the Company also approved applying the Special Vesting Rules to outstanding, pre-existing LTIP RSUs, except that accelerated vesting in the case of termination of employment without cause will apply only to any tranche of outstanding, pre-existing LTIP RSUs scheduled to vest in the 12-month period following termination, with any future tranches being forfeited. Prior to the approval of these Special Vesting Rules, while the outstanding, pre-existing LTIP RSUs would generally have accelerated vesting upon a change of control, they did not feature accelerated vesting for termination and, in such cases, they were entirely forfeited upon termination.
As of December 31, 2019, 5,462 LTIP RSUs and nil 2019 TIP RSUs were vested on an accelerated basis under the above-mentioned provisions, resulting in accelerated amortization of approximately $0.1 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During 2019, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP plans, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2018
LTIP RSUs:
2018	434.7	$19.11	434.7	$19.11
2017 (a)	156.4	19.70	156.4	19.70
Total LTIP RSUs Outstanding as of December 31, 2018	591.1		591.1
Granted
2019 TIP RSUs Granted (b)	204.1	16.44	n/a	—
LTIP RSUs Granted:
2019	446.0	22.55	446.1	22.55
Total LTIP RSUs Granted	446.0		446.1
Vested
2019 TIP RSUs Vested (b)	—	—	n/a	—
LTIP RSUs Vested:
2019 (c)	(1.2)	22.55	—	—
2018 (c)	(135.1)	19.07	—	—
2017 (a)(c)	(69.4)	19.70	—	—
Total LTIP RSUs Vested	(205.7)		—
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (b)	(3.5)	16.44	n/a	—
LTIP RSUs Forfeited/Canceled:
2019	(19.2)	22.55	(20.5)	22.55
2018	(57.7)	19.70	(70.0)	19.70
2017 (a)	(33.0)	19.70	(45.5)	19.70
Total LTIP RSUs Forfeited/Canceled	(109.9)		(136.0)
Outstanding as of December 31, 2019
2019 TIP RSUs (b)	200.6	16.44	n/a	—
LTIP RSUs:
2019	425.6	22.55	425.6	22.55
2018	241.9	19.00	364.7	19.00
2017 (a)	54.0	19.70	110.9	19.70
Total LTIP RSUs	721.5		901.2
Total LTIP and TIP RSUs Outstanding as of December 31, 2019	922.1		901.2
(a) The 2017 time-based and performance-based LTIP RSUs are recognized over a 2-year service and performance periods, respectively.
(b) The 2019 TIP provides for RSU awards that are only time-based.
(c) Includes acceleration of vesting of 5,462 RSUs under the 2019, 2018 and 2017 LTIPs upon involuntary termination.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP and TIP RSUs
The Company recognized a net adjustment to compensation expense related to the time-based LTIP and TIP RSUs of $5.0 million for the year ended December 31, 2019. As of December 31, 2019, the Company had $13.3 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized a net adjustment to compensation expense related to the performance-based LTIP RSUs of $0.4 million for the year ended December 31, 2019. As of December 31, 2019, the Company had $15.3 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above. No performance-based LTIP RSUs vested during the year ended December 31, 2019.

14. INCOME TAXES

The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018
Loss from continuing operations before income taxes:
United States	$(293.0)	$(298.5)
Foreign	128.0	6.6
	$(165.0)	$(291.9)
Provision for income taxes:
United States federal	$(23.2)	$(27.2)
State and local	7.0	(3.6)
Foreign	16.4	33.0
	$0.2	$2.2
Current:
United States federal	$5.8	$(8.9)
State and local	(1.8)	(0.8)
Foreign	26.0	10.2
	$30.0	$0.5
Deferred:
United States federal	$(29.0)	$(18.3)
State and local	8.8	(2.8)
Foreign	(9.6)	22.8
	$(29.8)	$1.7
Total provision for income taxes	$0.2	$2.2

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements; and the interaction of various global tax strategies.
The Company recorded a provision for income taxes of $0.2 million (Products Corporation - provision for income taxes of $1.6 million) for 2019 and a provision for income taxes of $2.2 million (Products Corporation - provision for income taxes of $3.4 million) for 2018, respectively. The $2.0 million decrease (Products Corporation - $1.8 million) in the provision for income taxes for 2019 compared to 2018, was primarily due to a decrease in foreign valuation allowances recorded in 2019, offset by additional tax expense resulting from changes in mix and level of foreign earnings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company's effective tax rate for 2019 was lower than the federal statutory rate of 21% primarily due to additional U.S. tax expense on foreign earnings and valuation allowances recorded in 2019, which includes a valuation allowance on interest deductions.
As of December 31, 2019, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2019	2018
Computed income tax benefit	$(34.6)	$(61.3)
State and local taxes, net of U.S. federal income tax benefit	(3.3)	(2.9)
Foreign rate differential and other foreign adjustments	(5.4)	(9.3)
Net establishment of valuation allowance	19.1	75.0
Net release of uncertain tax positions	0.7	(4.3)
Foreign dividends and earnings taxable in the U.S.	23.2	12.8
Impairment for which there is no tax benefit	—	4.3
Impact of the Tax Act	—	(7.7)
Other	0.5	(4.4)
Total provision for income taxes	$0.2	$2.2

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities at December 31, 2019 and 2018 were comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
Inventories	$19.8	$23.6
Net operating loss carryforwards - U.S. (a)	165.5	160.8
Net operating loss carryforwards - foreign	55.0	69.7
Disallowed Interest Carryover - U.S.	63.1	42.8
Employee benefits	64.3	53.6
Sales-related reserves	20.4	21.1
Lease liability	20.3	—
Foreign currency translation adjustment	—	1.1
Other	55.5	50.4
Total gross deferred tax assets	463.9	423.1
Less valuation allowance (b)	(163.3)	(165.7)
Total deferred tax assets, net of valuation allowance	$300.6	$257.4
Deferred tax liabilities:
Plant, equipment and other assets	$(43.9)	$(32.6)
Intangibles	(73.3)	(81.5)
Other	(8.1)	(12.1)
Total gross deferred tax liabilities	(125.3)	(126.2)
Net deferred tax assets	$175.3	$131.2
(a) Net operating loss carryforwards - U.S. for Products Corporation as of December 31, 2019 and December 31, 2018 were $146.1 million and $143.8 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) The change in the valuation allowance for 2019 from 2018 includes activity of $19.1 million primarily related to valuation allowances for the limitation on the deductibility of interest, offset by write-offs of prior year valuation allowances.

In assessing the recoverability of its deferred tax assets, the Company continually evaluates the available positive and negative evidence to assess the amount of deferred tax assets for which it is more likely than not to realize a benefit. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts. As of 2019, the Company concluded that, based on the weight of the available positive and negative evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the end of 2019 are consistent with the Company's conclusions on such matters as of the end of 2018. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis. In such event, the Company may be required to establish an additional valuation allowance against its deferred tax assets in future periods, which would materially increase the Company's tax expense in the period in which the allowance is recognized and would adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.
A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it was more likely than not that a benefit will not be realized. At December 31, 2019, the deferred tax valuation allowance primarily represented amounts for foreign jurisdictions where, as of the end of 2019, the Company had a three-year cumulative loss, and for certain U.S. state jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance decreased by $2.4 million and increased by $75.0 million during 2019 and 2018, respectively. The decrease in the deferred tax valuation allowance during 2019 was primarily associated with the write-off of valuation allowances on deferred tax assets no longer available and a release in foreign valuation allowance no longer required, offset by valuation allowances required on interest deduction limitations and foreign and state tax loss carryforwards for which the Company has determined it is more likely than not that it will not receive a benefit. The increase in the deferred tax valuation allowance during 2018 was primarily associated with the interest deduction limitation and foreign and state tax loss carryforwards for which the Company has determined it is more likely than not that it will not receive a benefit.
As of December 31, 2019, the Company had domestic (federal) and foreign net operating loss carryforwards of $939.7 million, of which $310.6 million are foreign and $629.1 million are domestic (federal). These losses expire in future years as follows: 2020- $4.5 million; 2021- $2.8 million; 2022 and beyond- $615.4 million; and unlimited- $317.0 million. The Company also has certain state net operating loss carryforwards that expire between 2020 and 2038. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2019, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities that had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including: Spain for the tax years ended December 31, 2009 and forward; the U.S. (federal) for the tax years ended June 30, 2016 and forward; Canada for the tax years ended December 31, 2012 and forward; Australia for the tax years ended December 31, 2015 and forward; Switzerland for the tax years ended June 30, 2014 and forward; Japan for the tax years ended December 31, 2013 and forward; and the U.K. for the tax years ended December 31, 2016 and forward.
At December 31, 2019 and 2018, the Company had unrecognized tax benefits of $78.0 million and $74.7 million, respectively, including $11.7 million and $9.8 million, respectively, of accrued interest and penalties. Of the $78.0 million of unrecognized tax benefits as of December 31, 2019, $46.1 million would affect the Company's effective tax rate, if recognized, and the remaining $31.9 million would affect the Company's deferred tax accounts. The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income an expense of $1.9 million and $0.8 million in 2019 and 2018, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

A reconciliation of the beginning and ending amounts of the unrecognized tax benefits is provided in the following table:

	Tax	Interest and Penalties	Total
Balance at January 1, 2018	$75.9	$9.0	$84.9
Increase based on tax positions taken in a prior year	2.8	5.4	8.2
Decrease based on tax positions taken in a prior year	(15.5)	(3.8)	(19.3)
Increase based on tax positions taken in the current year	6.5	0.2	6.7
Decrease resulting from the lapse of statutes of limitations	(4.8)	(1.0)	(5.8)
Balance at December 31, 2018	$64.9	$9.8	$74.7
Increase based on tax positions taken in a prior year	0.3	3.4	3.7
Decrease based on tax positions taken in a prior year	(2.2)	(0.3)	(2.5)
Increase based on tax positions taken in the current year	7.1	—	7.1
Decrease resulting from the lapse of statutes of limitations	(3.8)	(1.2)	(5.0)
Balance at December 31, 2019	$66.3	$11.7	$78.0

In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits will decrease in 2020 by approximately $4.1 million due to the expiration of statutes of limitation.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 20, "Related Party Transactions - Tax Sharing Agreements"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the "MacAndrews & Forbes Group") for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 20, "Related Party Transactions - Transfer Agreements"), Revlon, Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Incorporated entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon's and Products Corporation's federal taxable income and loss were included in such group's consolidated tax return filed by MacAndrews & Forbes Incorporated. During such period, Revlon and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Incorporated or its subsidiaries. Revlon and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.
MacAndrews & Forbes’ current ownership does not require the Company to file a U.S. federal consolidated tax return with them. However, in certain U.S. states and in certain local and foreign jurisdictions the Company is required to file consolidated, combined, unitary or similar returns. The liability for these state, local and foreign liabilities is also governed by the MacAndrews & Forbes Tax Sharing Agreement. The Company accounts for its tax liabilities in these jurisdictions as if it were a separate filer, and the Company's tax accounts are presented as if it were a separate filer. During 2019, the Company's cash tax payments included $2.3 million of payments made to MacAndrews & Forbes in connection with these filings, and the Company's ending tax asset, which is a component of prepaid and other current assets, includes an insignificant amount related to future payments to be received from MacAndrews & Forbes in connection with these filings.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

There were no U.S. federal tax payments or payments in lieu of taxes from Revlon pursuant to the MacAndrews & Forbes Tax Sharing Agreement in 2019 or 2018 with respect to periods covered by the MacAndrews & Forbes Tax Sharing Agreement, and the Company expects that there will not be any such payments in 2020. During 2019, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2019 or 2018. During 2018, there were no federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement with respect to 2018 or 2017. The Company expects that there will be no U.S. federal tax payments from Products Corporation to Revlon pursuant to the Revlon Tax Sharing Agreement during 2020 with respect to 2019.

Pursuant to the asset transfer agreement referred to in Note 20, "Related Party Transactions - Transfer Agreements," Products Corporation assumed all tax liabilities of Revlon Holdings other than (i) certain income tax liabilities arising prior to January 1, 1992 to the extent such liabilities exceeded the reserves on Revlon Holdings' books as of January 1, 1992 or were not of the nature reserved for and (ii) other tax liabilities to the extent such liabilities are related to the business and assets retained by Revlon Holdings.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of December 31, 2019 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Deferred Gain (Loss) - Hedging	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15.0)	$(212.4)	$(0.7)	$(0.3)	$(228.4)
Foreign currency translation adjustment, net of tax of $0.1 million	(9.4)	—	—	—	(9.4)
Amortization of pension related costs, net of tax of $(1.0) million (a)	—	8.4	—	—	8.4
Pension re-measurement, net of tax of $2.5 million	—	(5.5)	—	—	(5.5)
Amortization of deferred losses related to the de-designated 2013 Interest Rate Swap, net of tax of $0.5 million (b)	—	—	0.7	—	0.7
Other comprehensive (loss) income	$(9.4)	$2.9	$0.7	$—	$(5.8)
Balance at January 1, 2019	$(24.4)	$(209.5)	$—	$(0.3)	$(234.2)
Foreign currency translation adjustment, net of tax of $(1.8) million	(2.9)	—	—	—	(2.9)
Amortization of pension related costs, net of tax of $(1.1) million (a)	—	9.0	—	—	9.0
Pension re-measurement, net of tax of $5.2 million	—	(19.3)	—	—	(19.3)
Other comprehensive (loss) income	$(2.9)	$(10.3)	$—	$—	$(13.2)
Balance at December 31, 2019	$(27.3)	$(219.8)	$—	$(0.3)	$(247.4)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 12, "Pension and Post-retirement Benefits," for further discussion of the Company’s pension and other post-retirement plans.
(b) See Note 11, "Financial Instruments," for further discussion of the 2013 Interest Rate Swap, which expired in May 2018.

For 2019, the Company did not have any activity related to financial instruments. As the 2013 Interest Rate Swap expired in May 2018 and had been fully amortized into earnings as of June 30, 2018, there was no activity related to the 2013 Interest Rate Swap for 2019. The following is a roll-forward of the amounts reclassified out of accumulated other comprehensive loss into earnings during 2018 related to the 2013 Interest Rate Swap:

2013 Interest Rate Swap
Beginning accumulated losses at January 1, 2018:	$(0.7)
Reclassifications into earnings (net of $0.5 million tax benefit) (a)	0.7
Ending accumulated losses at December 31, 2018	$—
(a) Reclassified to interest expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

16. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is presented in the following table:

	Class A Common Stock	Treasury Stock
Balance, January 1, 2018	54,556,100	1,114,528
Restricted stock grants (a)	1,303,883	—
Restricted stock forfeitures (b)	(303,517)	251,495
Withholding of restricted stock to satisfy taxes	—	167,297
Balance, December 31, 2018	55,556,466	1,533,320
Restricted stock grants (a)	1,163,538	—
Restricted stock forfeitures	(249,514)	—
Withholding of restricted stock to satisfy taxes	—	92,260
Balance, December 31, 2019	56,470,490	1,625,580
(a) The 2018 and 2019 grants include 69,767 and 67,214 restricted stock awards, respectively, and 1,234,116 and 1,096,324 RSUs, respectively, the latter granted pursuant to the 2019 TIP and LTIP programs under the Stock Plan. See Note 13, "Stock Compensation Plan," for further discussion of the Company's Stock Plan.
(b) 2018 restricted stock forfeitures include 251,495 unvested restricted stock awards and 52,022 unvested RSUs.

Common Stock
As of December 31, 2019, Revlon's authorized common stock consisted of 900 million shares of Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"), and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").
As of December 31, 2019, MacAndrews & Forbes beneficially owned approximately 87.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding.
Treasury Stock
Pursuant to the share withholding provisions of the Stock Plan, during 2019 the Company withheld a total of 92,260 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock and RSUs. These shares were recorded as treasury stock using the cost method, at a weighted average of $17.75 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $1.6 million. During 2018 the Company withheld a total of 167,297 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $21.42 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $3.6 million. In addition, during 2018, the Company transferred to treasury stock 251,495 unvested restricted shares and RSUs forfeited upon the departure of certain executives. These shares were recorded as treasury stock using the cost method, at a weighted average price of $26.26 per share, based on the grant date fair values of the forfeited shares, for a total of $6.6 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2019, the Company’s operations are organized into the following reportable segments:
•Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department stores, professional hair and nail salons, one-stop shopping beauty retailers and specialty cosmetic stores in the U.S. and internationally under brands such as Revlon in color cosmetics; Revlon ColorSilk and Revlon Professional in hair color; and Revlon in beauty tools.
•Elizabeth Arden - The Elizabeth Arden segment is comprised of the Company's Elizabeth Arden branded products. The Elizabeth Arden segment markets, distributes and sells fragrances, skin care and color cosmetics primarily to prestige retailers, department and specialty stores, perfumeries, boutiques, e-commerce sites, the mass retail channel, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and elizabetharden.com e-commerce website, in the U.S. and internationally, under brands such as Elizabeth Arden Ceramide, Prevage, Eight Hour, SUPERSTART, Visible Difference and Skin Illuminating in the Elizabeth Arden skin care brands; and Elizabeth Arden White Tea, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea in Elizabeth Arden fragrances.
•Portfolio - The Company’s Portfolio segment markets, distributes and sells a comprehensive line of premium, specialty and mass products primarily to the mass retail channel, hair and nail salons and professional salon distributors in the U.S. and internationally and large volume retailers, specialty and department stores under brands such as Almay and SinfulColors in color cosmetics; American Crew in men's grooming products (which are also sold direct-to-consumer on its americancrew.com website); CND in nail polishes, gel nail color and nail enhancements; Cutex nail care products; and Mitchum in anti-perspirant deodorants. The Portfolio segment also includes a multi-cultural hair care line consisting of Creme of Nature hair care products, which are sold in both professional salons and in large volume retailers and other retailers, primarily in the U.S.; and a hair color line under the Llongueras brand (licensed from a third party) that is sold in the mass retail channel, large volume retailers and other retailers, primarily in Spain.
•Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table is a comparative summary of the Company’s net sales and segment profit for Revlon and Products Corporation by reportable segment for the periods presented.

Revlon, Inc.

	Year Ended December 31,
	2019	2018
Segment Net Sales:
Revlon	$958.8	$998.3
Elizabeth Arden	520.0	490.2
Portfolio	487.8	564.6
Fragrances	453.0	511.4
Total	$2,419.6	$2,564.5

Segment Profit:
Revlon	$101.2	$129.6
Elizabeth Arden	37.6	24.4
Portfolio	45.0	7.9
Fragrances	82.3	76.0
Total	$266.1	$237.9

Reconciliation:
Total Segment Profit	$266.1	$237.9
Less:
Depreciation and amortization	162.9	177.2
Non-cash stock compensation expense	8.1	17.2
Non-Operating items:
Restructuring and related charges	30.5	23.1
Acquisition, integration and divestiture costs	3.9	13.9
(Gain) loss on divested assets	(26.6)	20.1
Financial control remediation actions and related charges	13.4	—
Excessive coupon redemption in dispute	13.2	—
Oxford ERP system disruption-related charges	—	53.6
Impairment charge	—	18.0
Operating income (loss)	60.7	(85.2)
Less:
Interest Expense	196.6	176.6
Amortization of debt issuance costs	14.6	13.0
Foreign currency (gains) losses, net	(1.9)	15.8
Miscellaneous, net	16.4	1.3
Loss from continuing operations before income taxes	$(165.0)	$(291.9)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Year Ended December 31,
	2019	2018
Segment Net Sales:
Revlon	$958.8	$998.3
Elizabeth Arden	520.0	490.2
Portfolio	487.8	564.6
Fragrances	453.0	511.4
Total	$2,419.6	$2,564.5

Segment Profit:
Revlon	$104.3	$132.0
Elizabeth Arden	39.3	25.6
Portfolio	46.6	9.3
Fragrances	83.8	77.3
Total	$274.0	$244.2

Reconciliation:
Total Segment Profit	$274.0	$244.2
Less:
Depreciation and amortization	162.9	177.2
Non-cash stock compensation expense	8.1	17.2
Non-Operating items:
Restructuring and related charges	30.5	23.1
Acquisition, integration and divestiture costs	3.9	13.9
(Gain) loss on divested assets	(26.6)	20.1
Financial control remediation actions and related charges	13.4	—
Excessive coupon redemption in dispute	13.2	—
Oxford ERP system disruption-related charges	—	53.6
Impairment charge	—	18.0
Operating income (loss)	68.6	(78.9)
Less:
Interest Expense	196.6	176.6
Amortization of debt issuance costs	14.6	13.0
Foreign currency losses, net	(1.9)	15.8
Miscellaneous, net	16.4	1.3
Loss from continuing operations before income taxes	$(157.1)	$(285.6)

As of December 31, 2019, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 15% of the Company’s worldwide net sales in both 2019 and 2018, and such sales are primarily included within the net sales of the Consumer segment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Year Ended December 31, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$497.2	$120.4	$298.9	$309.2	$1,225.7
EMEA*	205.3	203.5	150.4	108.1	667.3
Asia	107.2	164.7	4.2	12.1	288.2
Latin America*	70.8	7.7	21.6	9.0	109.1
Pacific*	78.3	23.7	12.7	14.6	129.3
	$958.8	$520.0	$487.8	$453.0	$2,419.6

	Year Ended December 31, 2018
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$522.3	$135.6	$350.4	$345.9	$1,354.2
EMEA*	226.0	201.0	170.6	120.0	717.6
Asia	105.1	119.5	4.0	12.9	241.5
Latin America*	70.5	11.4	25.7	15.6	123.2
Pacific*	74.4	22.7	13.9	17.0	128.0
	$998.3	$490.2	$564.6	$511.4	$2,564.5

* The EMEA region includes Europe, the Middle East, Africa and the Company's international Travel Retail business; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Year Ended December 31,
	2019		2018
Classes of similar products:
Net sales:
Color cosmetics	$769.9	32%	$848.7	33%
Fragrance	611.7	26%	679.2	26%
Hair care	513.8	21%	529.3	21%
Beauty care	176.9	7%	200.4	8%
Skin care	347.3	14%	306.9	12%
	$2,419.6		$2,564.5
The following table presents the Company's long-lived assets by geographic area as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
Long-lived assets, net:
United States	$1,414.0	83%	$1,416.2	84%
International	280.1	17%	275.0	16%
	$1,694.1		$1,691.2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

18. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's common shares outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For 2019 and 2018, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of December 31, 2019 and 2018, there were no outstanding stock options under the Company's Stock Plan. See Note 13, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Year Ended December 31,
	2019	2018
Numerator:
Loss from continuing operations, net of taxes	$(165.2)	$(294.1)
Income (loss) from discontinued operations, net of taxes	7.5	(0.1)
Net loss	$(157.7)	$(294.2)
Denominator:
Weighted-average common shares outstanding – Basic	53,081,321	52,797,686
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	53,081,321	52,797,686
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(3.11)	$(5.57)
Discontinued operations	0.14	—
Net loss per common share	$(2.97)	$(5.57)

Unvested restricted stock and RSUs under the Stock Plan(a)	478,202	272,298
(a) These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

19. CONTINGENCIES

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

20. RELATED PARTY TRANSACTIONS

As of December 31, 2019, MacAndrews & Forbes beneficially owned approximately 87.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Product Corporation's Board of Directors.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Transfer Agreements

In June 1992, Revlon and Products Corporation entered into an asset transfer agreement with Revlon Holdings LLC, a Delaware limited liability company and formerly a Delaware corporation known as Revlon Holdings Inc. ("Revlon Holdings"), and which is an affiliate and an indirect wholly-owned subsidiary of MacAndrews & Forbes, and certain of Revlon Holdings’ wholly-owned subsidiaries. Revlon and Products Corporation also entered into a real property asset transfer agreement with Revlon Holdings. Pursuant to such agreements, in June 1992, Revlon Holdings transferred certain assets to Products Corporation and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities (the liabilities excluded are referred to as the "Excluded Liabilities"). Certain consumer products lines sold in demonstrator-assisted retailers considered not integral to the Company's business and that historically had not been profitable and certain other assets and liabilities were retained by Revlon Holdings. Revlon Holdings agreed to indemnify Revlon and Products Corporation against losses arising from the Excluded Liabilities, and Revlon and Products Corporation agreed to indemnify Revlon Holdings against losses arising from the liabilities assumed by Products Corporation. The amounts reimbursed by Revlon Holdings to Products Corporation for the Excluded Liabilities was $0.2 million for each of 2019 and 2018. As of both December 31, 2019 and December 31, 2018, a receivable balance of $0.1 million from MacAndrews & Forbes was included in the Company’s Consolidated Balance Sheets for the Excluded Liabilities. The net activity related to transactions subject to the Transfer Agreements during 2019 and 2018 was $0.3 million expense and $0.9 million income, respectively. As of December 31, 2019 and December 31, 2018, a payable balance of $0.2 million to, and a receivable balance of $0.4 million from, MacAndrews & Forbes, respectively, was included in the Company’s Consolidated Balance Sheets for transactions subject to the Transfer Agreements.

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
The net activity related to services purchased under the Reimbursement Agreements during 2019 and 2018 was $0.5 million expense and $0.6 million income, respectively. As of December 31, 2019 and December 31, 2018, a payable balance of $0.2 million to, and a receivable balance of $0.3 million from, MacAndrews & Forbes, were included in the Company's Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the "2004 Revlon Exchange Transactions"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 14, "Income Taxes," for further discussion on these agreements and related transactions in 2019 and 2018.

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

Amended 2019 Senior Line of Credit Facility

See Note 9, "Debt," regarding the Amended 2019 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

Certain of Products Corporation’s debt obligations, including the 2016 Credit Agreements and Products Corporation's Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the 2016 Credit Agreements, guarantees from Revlon. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 9, "Debt," for a discussion of the terms of the 2016 Credit Agreements and Senior Notes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During 2019 and 2018, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $55.1 million and $18.9 million of coupon redemptions for the Company's retail customers for the years ended December 31, 2019 and 2018, respectively, for which the Company incurred fees of approximately $1.0 million and $0.2 million for 2019 and 2018, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.5 million and $0.9 million for 2019 and 2018, respectively. As of December 31, 2019 and December 31, 2018, a payable balance of approximately $5.5 million and nil, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.
As previously disclosed, the Board of Directors elected Ms. Debra Perelman as the Company’s Chief Operating Officer in January 2018 and then in May 2018 as its President and Chief Executive Officer. Ms. Perelman is the daughter of Ronald O. Perelman, the Chairman of the Company’s Board of Directors. Ms. Perelman’s compensation is disclosed in Revlon’s Annual Proxy Statement. Also, as previously disclosed, E. Scott Beattie and Mitra Hormozi, each of whom are directors of Revlon, earned consulting fees. For Mr. Beattie consulting fees totaled $0.4 million and $0.5 million for 2019 and 2018, respectively. Ms. Hormozi earned consulting fees of approximately $0.1 million for 2019. The Company believes that its engagement of Mr. Beattie and Ms. Hormozi provide the Company with the ongoing expertise insight of these former Company executives and that each such agreement was entered into on arm's length terms and that the fees paid were at least as favorable as those available from unaffiliated parties.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

21. PRODUCTS CORPORATION AND SUBSIDIARIES GUARANTOR FINANCIAL INFORMATION

Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries (the "5.75% Senior Notes Guarantors" and the "6.25% Senior Notes Guarantors," respectively, and together the "Guarantor Subsidiaries").

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2019 and December 31, 2018, and for each of the years ended December 31, 2019 and 2018 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$0.8	$6.4	$97.1	$—	$104.3
Trade receivables, less allowances for doubtful accounts	95.5	92.3	235.6	—	423.4
Inventories	131.0	151.5	165.9	—	448.4
Prepaid expenses and other	219.7	26.4	46.5	—	292.6
Intercompany receivables	2,857.7	2,854.6	452.7	(6,165.0)	—
Investment in subsidiaries	1,598.3	30.7	—	(1,629.0)	—
Property, plant and equipment, net	208.7	89.5	110.4	—	408.6
Deferred income taxes	165.0	(37.8)	30.9	—	158.1
Goodwill	159.9	264.0	249.8	—	673.7
Intangible assets, net	13.0	346.9	130.8	—	490.7
Other assets	67.8	16.2	37.1	—	121.1
Total assets	$5,517.4	$3,840.7	$1,556.8	$(7,794.0)	$3,120.9
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.2	$—	$2.2
Current portion of long-term debt	287.9	—	0.1	—	288.0
Accounts payable	108.4	39.9	103.5	—	251.8
Accrued expenses and other	124.1	70.0	224.1	—	418.2
Intercompany payables	3,030.3	2,668.7	466.0	(6,165.0)	—
Long-term debt	2,822.2	—	84.0	—	2,906.2
Other long-term liabilities	220.4	118.2	5.3	—	343.9
Total liabilities	6,593.3	2,896.8	885.2	(6,165.0)	4,210.3
Stockholder’s deficiency	(1,075.9)	943.9	671.6	(1,629.0)	(1,089.4)
Total liabilities and stockholder’s deficiency	$5,517.4	$3,840.7	$1,556.8	$(7,794.0)	$3,120.9

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$590.1	$622.1	$1,210.8	$(3.4)	$2,419.6
Cost of sales	282.6	306.5	466.5	(3.4)	1,052.2
Gross profit	307.5	315.6	744.3	—	1,367.4
Selling, general and administrative expenses	430.6	331.9	546.2	—	1,308.7
Acquisition, integration and divestiture costs	0.7	0.1	3.1	—	3.9
Restructuring charges and other, net	3.3	4.0	5.5	—	12.8
Gain on divested assets	—	—	(26.6)	—	(26.6)
Operating (loss) income	(127.1)	(20.4)	216.1	—	68.6
Other (income) expense:
Intercompany interest, net	(4.3)	2.6	1.7	—	—
Interest expense	189.5	—	7.1	—	196.6
Amortization of debt issuance costs	14.6	—	—	—	14.6
Foreign currency losses, net	(0.6)	(1.2)	(0.1)	—	(1.9)
Miscellaneous, net	(31.6)	(36.3)	84.3	—	16.4
Other expense (income), net	167.6	(34.9)	93.0	—	225.7
(Loss) income from continuing operations before income taxes	(294.7)	14.5	123.1	—	(157.1)
(Benefit from) provision for income taxes	(55.6)	40.8	16.4	—	1.6
(Loss) income from continuing operations, net of taxes	(239.1)	(26.3)	106.7	—	(158.7)
Income from discontinued operations, net of taxes	—	—	7.5	—	7.5
Equity in loss (income) of subsidiaries	144.5	19.0	—	(163.5)	—
Net (loss) income	$(94.6)	$(7.3)	$114.2	$(163.5)	$(151.2)
Other comprehensive (loss) income	(13.3)	(6.9)	1.3	5.7	(13.2)
Total comprehensive (loss) income	$(107.9)	$(14.2)	$115.5	$(157.8)	$(164.4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$644.6	$707.1	$1,213.4	$(0.6)	$2,564.5
Cost of sales	300.9	343.6	473.1	(0.6)	1,117.0
Gross profit	343.7	363.5	740.3	—	1,447.5
Selling, general and administrative expenses	441.0	421.5	591.7	—	1,454.2
Acquisition, integration and divestiture costs	8.5	1.6	3.8	—	13.9
Restructuring charges and other, net	5.2	3.1	11.9	—	20.2
Impairment charges	18.0	—	—		18.0
Loss on divested assets	20.1	—	—	—	20.1
Operating (loss) income	(149.1)	(62.7)	132.9	—	(78.9)
Other (income) expenses:
Intercompany interest, net	(7.0)	2.5	4.5	—	—
Interest expense	172.7	—	3.9	—	176.6
Amortization of debt issuance costs	13.0	—	—	—	13.0
Foreign currency losses, net	3.5	0.6	11.7	—	15.8
Miscellaneous, net	(44.4)	(45.3)	91.0	—	1.3
Other expense (income), net	137.8	(42.2)	111.1	—	206.7
(Loss) income from continuing operations before income taxes	(286.9)	(20.5)	21.8	—	(285.6)
(Benefit from) provision for income taxes	(10.4)	7.3	6.5	—	3.4
(Loss) income from continuing operations, net of taxes	(276.5)	(27.8)	15.3	—	(289.0)
Loss from discontinued operations, net of taxes	—	—	(0.1)	—	(0.1)
Equity in (income) loss of subsidiaries	(12.6)	(6.6)	—	19.2	—
Net (loss) income	$(289.1)	$(34.4)	$15.2	$19.2	$(289.1)
Other comprehensive (loss) income	(5.8)	(1.0)	(12.8)	13.8	(5.8)
Total comprehensive (loss) income	$(294.9)	$(35.4)	$2.4	$33.0	$(294.9)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(83.9)	$1.9	$13.7	$—	$(68.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(17.1)	(2.0)	21.2	—	2.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(7.1)	(3.7)	(6.5)	—	(17.3)
Repayments under the Amended 2016 Revolving Credit Facility	(62.6)	—	—	—	(62.6)
Net borrowings under the 2019 Term Loan Facility	200.0	—	—	—	200.0
Repayments under the 2016 Term Loan Facility	(18.0)	—	—	—	(18.0)
Payment of financing costs	(15.3)	—	—	—	(15.3)
Tax withholdings related to net share settlements of restricted stock units and awards	(1.6)	—	—	—	(1.6)
Other financing activities	(0.6)	(0.1)	(0.2)	—	(0.9)
Net cash provided by (used in) financing activities	94.8	(3.8)	(6.7)	—	84.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3.7	(4.8)	—	(1.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.3)	(0.2)	23.6	—	17.0
Cash, cash equivalents and restricted cash at beginning of period	$7.3	$6.6	$73.6	$—	$87.5
Cash, cash equivalents and restricted cash at end of period	$1.0	$6.4	$97.2	$—	$104.5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(102.3)	$(0.7)	$(67.8)	$—	$(170.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(35.0)	(5.3)	(16.9)	—	(57.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(5.5)	7.0	(2.6)	—	(1.1)
Net borrowings under the Amended 2016 Revolving Credit Facility	178.0	—	—	—	178.0
Repayments under the 2016 Term Loan Facility	(18.0)	—	—	—	(18.0)
Net Borrowings under the 2018 Foreign Asset-Based Term Loan	—	—	88.9		88.9
Payments of financing costs	(5.4)	—	(4.3)	—	(9.7)
Tax withholdings related to net share settlements of restricted stock units and awards	(3.6)	—	—	—	(3.6)
Other financing activities	(1.2)	—	(0.2)	—	(1.4)
Net cash provided by financing activities	144.3	7.0	81.8	—	233.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.3	(5.3)	—	(5.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.0	1.3	(8.2)	—	0.1
Cash, cash equivalents and restricted cash at beginning of period	$0.3	$5.3	$81.8	$—	87.4
Cash, cash equivalents and restricted cash at end of period	$7.3	$6.6	$73.6	$—	$87.5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

22. SUBSEQUENT EVENTS

2020 Refinancing Transactions

Committed Debt Financing

On March 9, 2020, Products Corporation entered into a binding commitment letter (the “Commitment Letter”) with Jefferies Finance LLC (the “Commitment Party”). Pursuant to the Commitment Letter and subject to the terms and conditions set forth therein, the Commitment Party has committed to provide senior secured term loan facilities in an aggregate principal amount of up to $850,000,000 (the “Facilities” and the “2020 Refinancing Transactions”).

The proceeds of the Facilities will be used (i) to repay in full indebtedness outstanding under Products Corporation’s 5.75% Senior Notes due February 2021 and Products Corporation’s Term Credit Agreement (the “2019 Term Loan Facility”) dated as of August 6, 2019 (the “Refinancing”), (ii) to pay fees and expenses in connection with the Facilities and the Refinancing and (iii) to the extent of any excess, for general corporate purposes.

The funding of the Facilities is contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the Facilities, absence of material adverse change and certain other customary conditions. The commitments under the Commitment Letter will be available to the Company until June 30, 2020, unless the Refinancing (as defined below) is consummated or the maturity of certain other material indebtedness of Products Corporation is accelerated prior to such date.

Principal and Maturity: The Facilities will consist of (i) a senior secured term loan facility in a principal amount of up to $300,000,000 (the “Brandco Facility”) and (ii) a senior secured term loan facility in a principal amount of up to $550,000,000 (the “Specified Brands Facility”). Jefferies Finance LLC will act as administrative agent and collateral agent in respect of the Facilities.

The Facilities will mature on the fifth anniversary of the closing date of the Facilities (the “Closing Date”), subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due 2024 (the “2024 Notes”) if, on such date, $100,000,000 or more in aggregate principal amount of the 2024 Notes remains outstanding.

Borrowers, Guarantees and Security:

Brandco Facility. The borrower under the Brandco Facility will be Products Corporation, and the Brandco Facility will be guaranteed by certain indirect foreign subsidiaries of Products Corporation (the “Brandcos”), whose direct and indirect subsidiaries (the “Specified Brands Subsidiaries”) will be “Unrestricted Subsidiaries” for purposes of the existing debt agreements of Products Corporation and will hold various intellectual property assets related to the Elizabeth Arden and American Crew brands and certain other portfolio brands (the “Specified Brand Assets”). The Brandcos will not guarantee Products Corporation’s Term Credit Agreement dated as of September 7, 2016 and amended to date (as amended to date, the “2016 Term Loan Facility”), but all guarantors of the 2016 Term Loan Facility will guarantee the Brandco Facility. All of the assets of the Brandcos (including the equity of the first-tier Specified Brands Subsidiary) will be pledged to secure the Brandco Facility on a first-priority basis and will not secure the 2016 Term Loan Facility, but the Brandco Facility will be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Specified Brands Facility. The borrower of the Specified Brands Facility will be a Specified Brands Subsidiary that is an indirect subsidiary of the Brandcos (the “Specified Brands Borrower”). The Specified Brands Facility will be guaranteed by the direct parent of the Specified Brands Borrower and each of the subsidiaries of the Specified Brands Borrower. The Specified Brands Facility will be secured by substantially all of the assets of the Specified Brands Borrower and the other Specified Brands Subsidiaries, which will include the Specified Brand Assets.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation will enter into intercompany arrangements pursuant to which the Specified Brand Assets will be contributed to the Specified Brand Subsidiaries. Products Corporation and/or its operating subsidiaries will enter into license and royalty arrangements on arm’s length terms with the relevant Specified Brand Subsidiary to provide for their continued use of the Specified Brand Assets during the term of the Facilities.

Interest and Fees: Interest will accrue on the Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation is also obligated to pay customary fees and expenses in connection with the Facilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The Facilities will contain certain affirmative and negative covenants that, among other things, limit the Restricted Group’s (as defined below) ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The “Restricted Group” means (a) with respect to the Brandco Facility, Products Corporation and its restricted subsidiaries under the Brandco Facility and (b) with respect to the Specified Brands Facility, the Specified Brands Subsidiaries.

Prepayments: The Facilities will be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The Facilities may be repaid at any time, subject to customary prepayment premiums.

The Facilities will also contain certain customary representations, warranties and events of default.

Revlon 2020 Restructuring Program (Unaudited)

Building upon its previously-announced 2018 Optimization Program, in March 2020 the Company announced that it is implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions. In March 2020, the Company began informing certain employees that will be affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company expects to recognize during 2020 approximately $55 million to $65 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition the Company expects, restructuring charges in the range of $65 million to $75 million to be charged and paid in the period of 2021 to 2022. The Company expects that substantially all of these restructuring charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 60% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company expects to realize approximately $105 million to $115 million of in-year cost reductions.

Item 16. Form 10-K Summary
None.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 2020

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Pamela Bucher
Debra Perelman	Victoria Dolan	Pamela Bucher
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon, Inc. on March 12, 2020 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Nicole A. Avant)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Mitra Hormozi)
*	Director
(Ceci Kurzman)
*	Director
(Victor Nichols)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Paul Savas)
*	Director
(Barry F. Schwartz)
*	Director
(Jonathan Schwartz)
*	Director
(Cristiana Falcone Sorrell)

* Michael T. Sheehan, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Michael T. Sheehan
Michael T. Sheehan
Attorney-in-fact

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Pamela Bucher
Debra Perelman	Victoria Dolan	Pamela Bucher
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon Consumer Products Corporation on March 12, 2020 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Alan S. Bernikow)
*	Director
(Ceci Kurzman)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Barry F. Schwartz)
*	Director
(Jonathan Schwartz)

* Michael T. Sheehan, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Michael T. Sheehan
Michael T. Sheehan
Attorney-in-fact