Form 10-Q
period 2020-03-31
REVLON INC /DE/
filed 2020-05-11
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________ to _______________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number		IRS Employer Identification No.
1-11178	Revlon, Inc.		13-3662955
Delaware

One New York Plaza
New York, New York 10004
212-527-4000

33-59650	Revlon Consumer Products Corporation		13-3662953
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
1

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes ☐	No ☒
Revlon Consumer Products Corporation	Yes ☐	No ☒

Number of shares of common stock outstanding as of March 31, 2020:

Revlon, Inc. Class A Common Stock:	53,163,901
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC on May 11, 2020 all of the material required to be filed pursuant to Section 13, 14, or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.

2

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62.8	$104.3
Trade receivables, less allowance for doubtful accounts of $12.8 and $11.4 as of March 31, 2020 and December 31, 2019, respectively	326.5	423.4
Inventories	479.8	448.4
Prepaid expenses and other assets	169.8	135.3
Total current assets	1,038.9	1,111.4
Property, plant and equipment, net of accumulated depreciation of $491.7 and $488.1 as of March 31, 2020 and December 31, 2019, respectively	383.1	408.6
Deferred income taxes	209.3	175.1
Goodwill	573.7	673.7
Intangible assets, net of accumulated amortization and impairment of $258.7 and $226.4 as of March 31, 2020 and December 31, 2019, respectively	456.6	490.7
Other assets	118.0	121.1
Total assets	$2,779.6	$2,980.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$2.9	$2.2
Current portion of long-term debt	856.1	288.0
Accounts payable	253.3	251.8
Accrued expenses and other current liabilities	374.1	414.9
Total current liabilities	1,486.4	956.9
Long-term debt	2,405.5	2,906.2
Long-term pension and other post-retirement plan liabilities	174.9	181.2
Other long-term liabilities	148.6	157.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 57,667,501 and 56,470,490 shares issued as of March 31, 2020 and December 31, 2019, respectively	0.5	0.5
Additional paid-in capital	1,074.3	1,071.9
Treasury stock, at cost: 1,675,901 and 1,625,580 shares of Class A Common Stock as of March 31, 2020 and December 31, 2019, respectively	(33.9)	(33.5)
Accumulated deficit	(2,226.6)	(2,012.7)
Accumulated other comprehensive loss	(250.1)	(247.4)
Total stockholders’ deficiency	(1,435.8)	(1,221.2)
Total liabilities and stockholders’ deficiency	$2,779.6	$2,980.6

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019

Net sales	$453.0	$553.2
Cost of sales	197.8	237.8
Gross profit	255.2	315.4
Selling, general and administrative expenses	289.4	332.6
Acquisition, integration and divestiture costs	2.1	0.6
Restructuring charges and other, net	24.8	5.5
Impairment charges	124.3	—
Loss on divested assets	0.8	—
Operating loss	(186.2)	(23.3)
Other expenses:
Interest expense, net	48.4	47.7
Amortization of debt issuance costs	4.0	3.2
Foreign currency losses, net	16.6	0.2
Miscellaneous, net	(4.1)	1.3
Other expenses	64.9	52.4
Loss from continuing operations before income taxes	(251.1)	(75.7)
(Benefit from) provision for income taxes	(37.2)	0.1
Loss from continuing operations, net of taxes	(213.9)	(75.8)
Income from discontinued operations, net of taxes	—	0.7
Net loss	$(213.9)	$(75.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5.2)	(1.3)
Amortization of pension related costs, net of tax(a)(b)	2.5	2.2
Other comprehensive (loss) income, net	(2.7)	0.9
Total comprehensive loss	$(216.6)	$(74.2)
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(4.02)	$(1.43)
Discontinued operations	—	0.01
Net loss	$(4.02)	$(1.42)
Weighted average number of common shares outstanding:
Basic	53,167,453	52,913,388
Diluted	53,167,453	52,913,388

(a) Net of tax expense of $0.3 million for each of the three months ended March 31, 2020 and 2019.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency

Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(0.4)	—	—	(0.4)
Stock-based compensation amortization	—	2.4	—	—	—	2.4
Net loss	—	—	—	(213.9)	—	(213.9)
Other comprehensive loss, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	$0.5	$1,074.3	$(33.9)	$(2,226.6)	$(250.1)	$(1,435.8)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficiency
Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	0.4	—	—	—	0.4
Net loss	—	—	—	(75.1)	—	(75.1)
Other comprehensive loss, net (b)	—	—	—	—	0.9	0.9
Balance, March 31, 2019	$0.5	$1,064.2	$(33.5)	$(1,930.1)	$(233.3)	$(1,132.2)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 14,977 and 85,607 shares of Revlon Class A Common Stock during the three months ended March 31, 2020 and 2019, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $23.47 and $18.86 during the three months ended March 31, 2020 and 2019, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of $0.4 million and $1.6 million during the three months ended March 31, 2020 and 2019, See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
.
(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2020 and 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(213.9)	$(75.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36.8	47.0
Foreign currency losses from re-measurement	16.6	0.2
Amortization of debt discount	0.4	0.4
Stock-based compensation amortization	2.4	0.4
Impairment charges	124.3	—
Benefit from deferred income taxes	(37.2)	(5.6)
Amortization of debt issuance costs	4.0	3.2
Loss on divested assets	0.8	—
Pension and other post-retirement cost	1.2	2.0
Change in assets and liabilities:
Decrease in trade receivables	84.6	52.4
Increase in inventories	(42.5)	(24.0)
(Increase) decrease in prepaid expenses and other current assets	(23.3)	1.5
Increase in accounts payable	14.9	41.1
Decrease in accrued expenses and other current liabilities	(34.8)	(66.7)
Pension and other post-retirement plan contributions	(3.6)	(1.8)
Purchases of permanent displays	(7.0)	(9.7)
Other, net	(1.3)	6.3
Net cash used in operating activities	(77.6)	(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1.8)	(5.8)
Net cash used in investing activities	(1.8)	(5.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(6.4)	(17.2)
Net borrowings under the Amended 2016 Revolving Credit Facility	69.1	40.6
Repayments under the 2016 Term Loan Facility	(4.5)	(4.5)
Payment of financing costs	(0.3)	(0.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(0.4)	(1.6)
Other financing activities	(0.1)	(0.2)
Net cash provided by financing activities	57.4	16.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.3)	0.3
Net decrease in cash, cash equivalents and restricted cash	(25.3)	(17.7)
Cash, cash equivalents and restricted cash at beginning of period (a)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (a)	$79.2	$69.8
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$62.9	$61.3
Income taxes, net of refunds	1.0	0.4
(a) These amounts include restricted cash of $16.4 million and $1.5 million as of March 31, 2020 and 2019, respectively. The balance as of March 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; (ii) restricted cash under the terms of 2019 Term Loan Agreement; and (iii) cash on deposit to support outstanding undrawn letters of credit. The balance as of March 31, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Unaudited Consolidated Balance Sheets as of March 31, 2020 and March 31, 2019, respectively.
(b) See Note 4, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of the Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") Topic 842, Leases.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62.8	$104.3
Trade receivables, less allowance for doubtful accounts of $12.8 and $11.4 as of March 31, 2020 and December 31, 2019, respectively	326.5	423.4
Inventories	479.8	448.4
Prepaid expenses and other assets	165.8	131.4
Receivable from Revlon, Inc.	163.5	161.2
Total current assets	1,198.4	1,268.7
Property, plant and equipment, net of accumulated depreciation of $491.7 and $488.1 as of March 31, 2020 and December 31, 2019, respectively	383.1	408.6
Deferred income taxes	191.7	158.1
Goodwill	573.7	673.7
Intangible assets, net of accumulated amortization and impairment of $258.7 and $226.4 as of March 31, 2020 and December 31, 2019, respectively	456.6	490.7
Other assets	118.0	121.1
Total assets	$2,921.5	$3,120.9
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.9	$2.2
Current portion of long-term debt	856.1	288.0
Accounts payable	253.3	251.8
Accrued expenses and other current liabilities	377.3	418.2
Total current liabilities	1,489.6	960.2
Long-term debt	2,405.5	2,906.2
Long-term pension and other post-retirement plan liabilities	174.9	181.2
Other long-term liabilities	153.4	162.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	998.9	996.5
Accumulated deficit	(2,105.3)	(1,893.1)
Accumulated other comprehensive loss	(250.1)	(247.4)
Total stockholder's deficiency	(1,301.9)	(1,089.4)
Total liabilities and stockholder's deficiency	$2,921.5	$3,120.9

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended March 31,
	2020	2019

Net sales	$453.0	$553.2
Cost of sales	197.8	237.8
Gross profit	255.2	315.4
Selling, general and administrative expenses	287.4	330.8
Acquisition, integration and divestiture costs	2.1	0.6
Restructuring charges and other, net	24.8	5.5
Impairment charges	124.3	—
Loss on divested assets	0.8	—
Operating income (loss)	(184.2)	(21.5)
Other expenses:
Interest expense, net	48.4	47.7
Amortization of debt issuance costs	4.0	3.2
Foreign currency losses, net	16.6	0.2
Miscellaneous, net	(4.1)	1.3
Other expenses	64.9	52.4
Loss from continuing operations before income taxes	(249.1)	(73.9)
(Benefit from) provision for income taxes	(36.9)	0.3
Loss from continuing operations, net of taxes	(212.2)	(74.2)
Income (loss) from discontinued operations, net of taxes	—	0.7
Net loss	$(212.2)	$(73.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5.2)	(1.3)
Amortization of pension related costs, net of tax(a)(b)	2.5	2.2
Other comprehensive (loss) income, net	(2.7)	0.9
Total comprehensive loss	$(214.9)	$(72.6)

(a)Net of tax expense of $0.3 million for each of the three months ended March 31, 2020 and 2019.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	2.4	—	—	2.4
Net loss	—	—	(212.2)	—	(212.2)
Other comprehensive income, net (a)	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	$54.6	$998.9	$(2,105.3)	$(250.1)	$(1,301.9)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	0.4	—	—	0.4
Net loss	—	—	(73.5)	—	(73.5)
Other comprehensive income, net (a)	—	—	—	0.9	0.9
Balance, March 31, 2019	$54.6	$988.8	$(1,815.4)	$(233.3)	$(1,005.3)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2020 and 2019, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

    REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212.2)	$(73.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36.8	47.0
Foreign currency losses from re-measurement	16.6	0.2
Amortization of debt discount	0.4	0.4
Stock-based compensation amortization	2.4	0.4
Impairment charges	124.3	—
Benefit from deferred income taxes	(36.9)	(5.4)
Amortization of debt issuance costs	4.0	3.2
Loss on divested assets	0.8	—
Pension and other post-retirement cost	1.2	2.0
Change in assets and liabilities:
Decrease in trade receivables	84.6	52.4
Increase in inventories	(42.5)	(24.0)
Increase in prepaid expenses and other current assets	(25.6)	(1.9)
Increase in accounts payable	14.9	41.1
Decrease in accrued expenses and other current liabilities	(34.6)	(65.1)
Pension and other post-retirement plan contributions	(3.6)	(1.8)
Purchases of permanent displays	(7.0)	(9.7)
Other, net	(1.2)	6.3
Net cash used in operating activities	(77.6)	(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1.8)	(5.8)
Net cash used in investing activities	(1.8)	(5.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(6.4)	(17.2)
Net borrowings under the Amended 2016 Revolving Credit Facility	69.1	40.6
Repayments under the 2016 Term Loan Facility	(4.5)	(4.5)
Payment of financing costs	(0.3)	(0.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(0.4)	(1.6)
Other financing activities	(0.1)	(0.2)
Net cash provided by financing activities	57.4	16.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.3)	0.3
Net decrease in cash, cash equivalents and restricted cash	(25.3)	(17.7)
Cash, cash equivalents and restricted cash at beginning of period (a)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (a)	$79.2	$69.8
Supplemental schedule of cash flow information:(b)
Cash paid during the period for:
Interest	$62.9	$61.3
Income taxes, net of refunds	1.0	0.4

(a) These amounts include restricted cash of $16.4 million and $1.5 million as of March 31, 2020 and 2019, respectively, The balance as of March 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; (ii) restricted cash under the terms of 2019 Term Loan Agreement; and (iii) cash on deposit to support outstanding undrawn letters of credit. The balance as of March 31, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Unaudited Consolidated Balance Sheets as of March 31, 2020 and March 31, 2019, respectively.
(b) See Note 4, "Leases," for supplemental disclosure of non-cash financing and investing activities in relation to the lease liabilities arising from obtaining right-of-use assets following the implementation of ASC Topic 842, Leases.
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
The Company operates in four brand-centric reporting units that are aligned with its organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For further information, refer to Note 14, "Segment Data and Related Information."
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

Recently Evaluated and/or Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, "Internal Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract," which requires a customer in a cloud computing hosting arrangement that is a service contract to follow the existing guidance in ASC 350-40 on internal-use software to determine which implementation costs are to be deferred and recognized as an asset and which costs are to be expensed as incurred. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted, and may be applied either retrospectively or prospectively to all software implementation costs incurred after adoption. The Company adopted ASU No. 2018-15 prospectively, beginning as of January 1, 2020. The Company completed its assessment and determined that this new guidance does not have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new guidance under ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is in the process of assessing the impact, if any, that ASU No. 2020-04 is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.
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

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 700 were eliminated by March 31, 2020. In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company expects to recognize during 2020 approximately $60 million to $70 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition, the Company expects restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022. The Company expects that substantially all of these restructuring charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022.

A summary of the 2020 Restructuring Charges incurred since its inception and through March 31, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges(b)	Total Restructuring and Related Charges
Cumulative charges incurred through March 31, 2020	$25.6	$—	$25.6	$8.6	$0.2	$34.4
(a) Lease-related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss. These lease-related charges include: (i) $3.5 million for accelerated recognition of rent expense related to certain abandoned leases; (ii) $3.0 million for the disposal of leasehold improvements and other equipment in connection with certain leases; (iii) $1.2 million of rent expense related to the Revlon 2020 Restructuring Program; and (iv) $0.9 million of disposal of leasehold improvements and other equipment in connection with the abandoned leases identified in clause (i) of this footnote (a).
(b) Other related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through March 31, 2020 by reportable segment is presented in the following table:

Cumulative charges incurred through March 31, 2020
Revlon	$10.3
Elizabeth Arden	5.4
Portfolio	6.1
Fragrances	3.8
Total	$25.6

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

As of March 31, 2020, restructuring and related charges under the 2018 Optimization Program expected to be paid in cash are approximately $35 million of the total $39.8 million of recorded charges, of which approximately $29.1 million were already paid through March 31, 2020, with any residual balance expected to be paid during the remainder of 2020.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through March 31, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits(a)	Other Costs	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2019	$20.3	$0.3	$20.6	$4.9	$14.0	$39.5
Charges incurred during the three months ended March 31, 2020	(0.4)	—	(0.4)	—	0.7	0.3
Cumulative charges incurred through March 31, 2020	$19.9	$0.3	$20.2	$4.9	$14.7	$39.8
(a) Includes reversal due to true-up of previously-accrued restructuring charges.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.
(c) Other related charges are recorded within SG&A in the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through March 31, 2020 by reportable segment is presented in the following table:

	Charges incurred during the three months ended March 31, 2020	Cumulative charges incurred through March 31, 2020
Revlon	$(0.2)	$8.6
Elizabeth Arden	(0.1)	4.2
Portfolio	—	4.0
Fragrances	(0.1)	3.4
Total	$(0.4)	$20.2

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2020	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at March 31, 2020
Revlon 2020 Restructuring Program:
Employee severance and other personnel benefits	$—	$25.6	$—	$(0.8)	$—	$24.8

2018 Optimization Program:
Employee severance and other personnel benefits	5.7	(0.4)	—	(2.5)	—	2.8

Other immaterial actions:(a)
Employee severance and other personnel benefits	4.3	(0.4)	(0.1)	(0.3)	—	3.5
Total restructuring reserve	$10.0	$24.8	$(0.1)	$(3.6)	$—	$31.1

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(a) The balance of other immaterial restructuring initiatives primarily consists of balances outstanding under the EA Integration Restructuring Program implemented by the Company in December 2016, which was completed by December 2018. The reversal of charges and payments made during the first quarter of 2020 primarily related to other individually and collectively immaterial restructuring initiatives.

As of March 31, 2020 and 2019, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

As of March 31, 2020 and December 31, 2019, the Company's inventory balances consisted of the following:

	March 31,	December 31,
	2020	2019
Finished goods	$363.9	$326.5
Raw materials and supplies	104.1	110.4
Work-in-process	11.8	11.5
	$479.8	$448.4

4. LEASES AND PROPERTY, PLANT AND EQUIPMENT
The Company leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and finance lease agreements. The majority of the Company’s real estate leases, in terms of total undiscounted payments, are located in the U.S.

At the effective date of January 1, 2019, the Company adopted ASU No. 2016-02 using a modified retrospective approach applying the standard’s transition provisions provided by such ASU. Refer to Note 1, "Description of Business and Summary of Significant Accounting Policies," in the 2019 Form 10-K for additional information regarding the Company's adoption of ASU No. 2016-02.
During the first quarter of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company considered whether indicators of impairment existed for its Property, Plant and Equipment ("PP&E"), including its Right-of-Use ("ROU") assets consisting of the Company's leases as described above. In accordance with ASC Topic 360, "Property, Plant and Equipment," for purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized only if the carrying amount of a long-lived asset and/or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset and/or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of a long-lived asset and/or asset group exceeds its fair value. In performing such review, the Company considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. Following its interim assessment, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were not impaired as of March 31, 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table includes disclosure related to the ASC 842 lease standard for the periods presented, after application of the applicable practical expedients and short-term lease considerations:

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.1	$0.0
Interest on lease liabilities	0.0	0.0
Operating Lease Cost	13.0	10.6
Total Lease Cost	$13.1	$10.6

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.0	0.0
Operating cash flows from operating leases	9.9	11.0
Financing cash flows from finance leases	0.1	0.2

	March 31, 2020	December 31, 2019
ROU assets for finance leases	0.9	1.0
ROU assets for operating leases	90.8	91.4
Accumulated amortization on ROU assets for finance leases	0.4	0.3
Accumulated amortization on ROU assets for operating leases	26.3	23.2

Weighted-average remaining lease term - finance leases	2.6 years	2.8 years
Weighted-average remaining lease term - operating leases	6.0 years	6.2 years

Weighted-average discount rate - finance leases	15.0%	15.6%
Weighted-average discount rate - operating leases	15.7%	15.8%

Maturities of lease liabilities as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases
April 2020 through December 2020	$26.4	$0.5
2021	32.8	0.5
2022	26.2	0.3
2023	21.9	0.0
2024	16.5	—
Thereafter	46.7	—
Total undiscounted cash flows	$170.5	$1.3

Present value:
Short-term lease liability	$19.2	$0.5
Long-term lease liability	89.2	0.4
Total lease liability	$108.4	$0.9
Difference between undiscounted cash flows and discounted cash flows	$62.1	$0.4

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company performs its annual impairment test during the fourth quarter of each year. The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of its goodwill may not be recoverable. After the close of each interim quarter, management assesses whether there exists any indicators of impairment requiring the Company to perform an interim goodwill impairment analysis.

During the first quarter of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform an interim goodwill impairment analysis. These indicators included a deterioration in the general economic conditions, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's internal forecasts as a result of COVID-19.

As a result, for the first quarter of 2020 the Company examined and performed quantitative interim goodwill impairment assessments for all its reporting units, namely: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Fragrances; (v) Mass Portfolio; and (vi) Professional Portfolio. In performing these assessments the Company used the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment."

Based upon such assessments, the Company determined that it was more likely than not that the fair values of each of its Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units exceeded their respective carrying amounts for the first quarter of 2020. As of March 31, 2020, the Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units had goodwill balances of $264.7 million, $67.4 million and $120.8 million, respectively.

Additionally, based on its first quarter 2020 quantitative interim assessment, the Company determined that indicators of impairment existed for the (i) Elizabeth Arden Fragrances; (ii) Mass Portfolio; and (iii) Professional Portfolio reporting units. Following the results of such assessments, the Company recorded non-cash impairment charges in the amount by which the carrying value of each reporting unit exceeded its respective fair value, limited to the amount of each reporting unit's goodwill. For the three months ended March 31, 2020, the Company recognized a total of $99.8 million of non-cash goodwill impairment charges consisting of: $54.3 million and $19.6 million for the Mass Portfolio and Professional Portfolio reporting units, respectively, within the Company's Portfolio segment and $25.9 million for the Elizabeth Arden Fragrances reporting unit within the Company's Elizabeth Arden segment. These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020. Following the recognition of these non-cash goodwill impairment charges, as of March 31, 2020, the Elizabeth Arden Fragrances, Mass Portfolio and Professional Portfolio reporting units had approximately $23.5 million, nil and $97.2 million, respectively, in remaining goodwill.

The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 11.5% to 12.0%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.

The key assumptions used to determine the estimated fair value of the reporting units included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding COVID-19's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”

The following table presents the changes in goodwill by segment for the three months ended March 31, 2020:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2020	$264.9	$171.1	$116.9	$120.8	$673.7
Foreign currency translation adjustment	(0.2)	—	—	—	(0.2)
Goodwill impairment charge		(73.9)	(25.9)	—	(99.8)
Balance at March 31, 2020	$264.7	$97.2	$91.0	$120.8	$573.7

Cumulative goodwill impairment charges(a)					$(155.0)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020; $99.8 million of impairment charges were recognized for the three months ended March 31, 2020.

In connection with recognizing these goodwill impairment charges for the first quarter of 2020, the Company recognized a tax benefit of approximately $8.3 million during such period.
Intangible Assets, Net
In accordance with ASC Topic 360, and in conjunction with the Company's performance of its interim impairment testing of goodwill for the first quarter of 2020, the Company reviewed its finite-lived intangible assets for impairment. In performing such review, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value.
In connection with the interim impairment assessment for the first quarter of 2020, the Company also reviewed indefinite-lived intangible assets, consisting of certain trade names, using March 31, 2020 carrying values similar to goodwill, in accordance with ASC Topic 350.

As a result of COVID-19’s impact on the Company’s operations and on the expected future cash flows of certain asset groups, in connection with the Company's interim assessment of finite-lived and indefinite-lived intangible assets, as of March 31, 2020 the Company recognized $24.5 million of total non-cash impairment charges related to certain indefinite-lived intangible assets within the Company's Mass Portfolio, Elizabeth Arden Fragrances and Elizabeth Arden Skin and Color reporting units. The fair values of the Company's intangible assets were determined based on the undiscounted cash flows method for its finite-lived intangibles and based on the relief from royalty method for its indefinite-lived intangibles, respectively. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.” These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020. A summary of such impairment charges by segments is included in the following table:

	March 31, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$—	$(2.5)	$(22.0)	$—	$(24.5)
Total Intangibles Impairment	$—	$(2.5)	$(22.0)	$—	$(24.5)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

In connection with recognizing these intangible assets impairment charges for the first quarter of 2020, the Company recognized a tax benefit of approximately $5.1 million during such period.
The following tables present details of the Company's total intangible assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.0	$(114.8)	$—	$156.2	13
Customer relationships	247.4	(99.4)	—	148.0	11
Patents and internally-developed intellectual property	21.7	(12.6)	—	9.1	5
Distribution rights	31.0	(6.1)	—	24.9	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$572.4	$(234.2)	$—	$338.2

Indefinite-lived intangible assets:
Trade names	$142.9	N/A	$(24.5)	$118.4
Total indefinite-lived intangible assets	$142.9	N/A	$(24.5)	$118.4

Total intangible assets	$715.3	$(234.2)	$(24.5)	$456.6

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.2	$(110.9)	$—	$160.3	13
Customer relationships	248.3	(96.5)	—	151.8	11
Patents and internally-developed intellectual property	21.5	(12.1)	—	9.4	5
Distribution rights	31.0	(5.6)	—	25.4	15
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$573.3	$(226.4)	$—	$346.9

Indefinite-lived intangible assets:
Trade names	$143.8	N/A	$—	$143.8
Total indefinite-lived intangible assets	$143.8	N/A	$—	$143.8

Total intangible assets	$717.1	$(226.4)	$—	$490.7

Amortization expense for finite-lived intangible assets was $8.5 million and $14.8 million for the three months ended March 31, 2020 and 2019, respectively. The variance was attributable primarily to the accelerated amortization of the Pure Ice intangible assets during the quarter ended March 31, 2019 as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with the brand's principal customer.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of March 31, 2020:

Estimated Amortization Expense
2020	$25.6
2021	33.2
2022	32.3
2023	30.8
2024	27.5
Thereafter	188.8
Total	$338.2

6. ACCRUED EXPENSES AND OTHER

As of March 31, 2020 and December 31, 2019, the Company's accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Sales returns and allowances	$76.8	$89.7
Advertising, marketing and promotional costs	63.3	82.8
Taxes (a)	46.5	54.3
Compensation and related benefits	30.7	42.1
Interest	18.8	34.0
Professional services and insurance	18.4	16.3
Short term lease liability	19.7	14.5
Freight and distribution costs	8.7	13.2
Restructuring reserve	31.1	10.0
Software	3.8	4.0
Other (b)	56.3	54.0
Total	$374.1	$414.9
(a) Accrued Taxes for Products Corporation as of March 31, 2020 and December 31, 2019 were $49.7 million and $57.6 million, respectively.
(b) Accrued Other as of December 31, 2019 includes approximately $2.3 million of severance to Mr. Fabian Garcia, the Company's former President and Chief Executive Officer, which was paid in 2020.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. DEBT

As of March 31, 2020 and December 31, 2019, the Company's debt balances consisted of the following:

	March 31,	December 31,
	2020	2019
2019 Term Loan Facility due 2023, net of discounts and debt issuance costs (see (a) below)	$187.7	$187.1
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (see (b) below)	81.5	82.3
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (see (c) below)	339.5	269.9
2016 Term Loan Facility: 2016 Term Loan due 2023, net of discounts and debt issuance costs (see (d) below)	1,710.9	1,713.6
5.75% Senior Notes due 2021, net of debt issuance costs (see (e) below)	498.5	498.1
6.25% Senior Notes due 2024, net of debt issuance costs (see (f) below)	443.1	442.8
Spanish Government Loan due 2025	0.4	0.4
Debt	$3,261.6	$3,194.2
Less current portion(*)	(856.1)	(288.0)
Long-term debt	$2,405.5	$2,906.2

Short-term borrowings (see (g) below)	$2.9	$2.2
(*) At March 31, 2020, the Company classified $856.1 million as its current portion of long-term debt, comprised primarily of $498.5 million of Products Corporation's 5.75% Senior Notes due February 15, 2021 (the "5.75% Senior Notes"), net of debt issuance costs, $339.5 million net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility scheduled to be paid over the next four calendar quarters. At December 31, 2019, the Company classified $288.0 million as its current portion of long-term debt, comprised primarily of $269.9 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of amortization payments on the 2016 Term Loan Facility. See Note 19 "Subsequent Events," for detail regarding the extension of the maturity of the Tranche B of the Amended 2016 Revolving Credit Facility.
(a) See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding the 2019 Term Loan Facility, which will mature on the earliest of: (x) August 6, 2023; (y) the 180th day prior to the stated maturity of Products Corporation’s existing 2016 Term Loan Facility, if any loans under the 2016 Term Loan Facility remain outstanding and have not been replaced or refinanced by such date; and (z) the date of any springing maturity of the 2016 Term Loan Facility (i.e., the 91st day prior to the maturity of the 5.75% Senior Notes due February 15, 2021 if any 5.75% Senior Notes remain outstanding by such date and certain liquidity thresholds are not met). The aggregate principal amount outstanding under the 2019 Term Loan Facility at March 31, 2020 was $200.0 million. See Note 19 "Subsequent Events," for detail regarding the closing of the 2020 Refinancing Transaction and related transactions, which included the full repayment of the 2019 Term Loan Facility.
(b) See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding the euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million that various foreign subsidiaries of Products Corporation entered into in July 2018 (the “2018 Foreign Asset-Based Term Facility”). See Note 19 "Subsequent Events," for detail regarding certain the closing of the 2020 Refinancing Transaction and related transactions, which included a partial repayment of the 2018 Foreign Asset-Based Term Facility.
(c) See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's Amended 2016 Revolving Credit Facility. In April 2018, Products Corporation amended the Amended 2016 Revolving Credit Facility Agreement, as detailed below, to, among other things, add a new $41.5 million senior secured first in, last out "Tranche B," while the original $400 million tranche under such facility became a senior secured last in, first out "Tranche A." Tranche A matures on the earlier of: (x) September 7, 2021; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes, if, on that date (and solely for so long as), (i) any of Products Corporation’s 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. Tranche B matures on May 17, 2020. See Note 19 "Subsequent Events," for detail regarding the extension of the maturity of the Tranche B of the Amended 2016 Revolving Credit Facility. Total borrowings at face amount under Tranche A and Tranche B under the Amended 2016 Revolving Credit Facility at March 31, 2020 were $306.7 million (excluding $11.0 million of outstanding undrawn letters of credit) and $34.8 million, respectively (the 2016 Term Loan Facility and the Amended 2016 Revolving Credit Facility are collectively referred to as the "2016 Senior Credit Facilities" and the applicable agreements being the “2016 Credit Agreements”).
(d) See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 2016 Term Loan that matures on the earlier of: (x) September 7, 2023; and (y) the 91st day prior to the maturity of Products Corporation’s 5.75% Senior Notes due 2021 if, on that date (and solely for so long as), (i) any of Products Corporation's 5.75% Senior Notes remain outstanding and (ii) Products Corporation’s available liquidity does not exceed the aggregate principal amount of the then outstanding 5.75% Senior Notes by at least $200 million. The aggregate principal amount outstanding under the 2016 Term Loan Facility at March 31, 2020 was $1,737.0 million. See Note 19 "Subsequent Events," for detail regarding the closing of the 2020 Refinancing Transaction and related transactions, which included various amendments to the 2016 Term Loan.
(e) See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 5.75% Senior Notes that mature on February 15, 2021. The aggregate principal amount outstanding under the 5.75% Senior Notes at March 31, 2020 was $500 million.
(f) See Note 9, "Long-Term Debt," to the Consolidated Financial Statements in the Company's 2019 Form 10-K for certain details regarding Products Corporation's 6.25% Senior Notes that mature on August 1, 2024 (the "6.25% Senior Notes"). The aggregate principal amount outstanding under the 6.25% Senior Notes at March 31, 2020 was $450 million.
(g) There were no borrowings at March 31, 2020 under the 2019 Senior Line of Credit Facility between Products Corporation and MacAndrews & Forbes Group, LLC, a related party, discussed below.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Current Year Debt Transactions
In March 2020, Products Corporation entered into a commitment letter with Jefferies Finance LLC and, separately, in April 2020 entered into a further commitment letter with an ad hoc group of lenders under its 2016 Term Loan Facility. These commitment letters currently provide the Company with several alternative financing arrangements. See Note 19, "Subsequent Events," for details regarding the consummation of the 2020 Refinancing Transactions.

2020 Committed Debt Financing from Jefferies Finance, LLC
In March 2020, Products Corporation entered into a binding Commitment Letter with Jefferies Finance LLC (the “Jefferies Commitment Party” and the “Jefferies Commitment Letter,” respectively). Pursuant to the Jefferies Commitment Letter and subject to the terms and conditions set forth therein, the Jefferies Commitment Party has committed to provide senior secured term loan facilities in an aggregate principal amount of up to $850 million (the “Jefferies Facilities” and the “Jefferies 2020 Refinancing Transactions”). The proceeds of the Jefferies Facilities were expected to be used: (i) to repay in full indebtedness outstanding under Products Corporation’s 5.75% Senior Notes due February 2021 and Products Corporation's 2019 Term Loan Facility (the “Jefferies Refinancing”); (ii) to pay fees and expenses in connection with the Jefferies Facilities and the Jefferies Refinancing; and (iii) to the extent of any excess, for general corporate purposes. The funding of the Jefferies Facilities was contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the Jefferies Facilities, absence of material adverse change and certain other customary conditions. The commitments under the Jefferies Commitment Letter were available to the Company until June 30, 2020, unless the Jefferies Refinancing was consummated or the maturity of certain other material indebtedness of Products Corporation was accelerated prior to such date. As of March 31, 2020, the Jefferies 2020 Refinancing Transactions had not been consummated and following such date it was superseded by the closing of the 2020 Refinancing Transactions with the Ad Hoc Group (as hereinafter defined). See Note 19, "Subsequent Events," for details regarding the consummation of the 2020 Refinancing Transactions.

Principal and Maturity: The Jefferies Facilities would consist of (i) a senior secured term loan facility in a principal amount of up to $300 million (the “Jefferies Brandco Facility”) and (ii) a senior secured term loan facility in a principal amount of up to $550 million (the “Jefferies Specified Brands Facility”). Jefferies Finance LLC would act as administrative agent and collateral agent in respect of the Jefferies Facilities.
The Jefferies Facilities would mature on the fifth anniversary of the closing date of the Jefferies Facilities (the “Jefferies Closing Date”), subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”) if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding.

Jefferies Brandco Facility. The borrower under the Jefferies Brandco Facility would be Products Corporation, and the Jefferies Brandco Facility would be guaranteed by certain indirect foreign subsidiaries of Products Corporation (the “Jefferies BrandCos”), whose direct and indirect subsidiaries (the “Jefferies Specified Brands Subsidiaries”) would be “Unrestricted Subsidiaries” for purposes of the existing debt agreements of Products Corporation and would hold various intellectual property assets related to the Elizabeth Arden and American Crew brands and certain other portfolio brands (the “Jefferies Specified Brand Assets”). The Jefferies BrandCos would not guarantee Products Corporation’s 2016 Term Loan Facility, but all guarantors of the 2016 Term Loan Facility would guarantee the Jefferies Brandco Facility. All of the assets of the Jefferies BrandCos (including the equity of the first-tier Jefferies Specified Brands Subsidiary) would be pledged to secure the Jefferies Brandco Facility on a first-priority basis and would not secure the 2016 Term Loan Facility, but the Jefferies Brandco Facility would be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Jefferies Specified Brands Facility. The borrower of the Jefferies Specified Brands Facility would be a Jefferies Specified Brands Subsidiary that is an indirect subsidiary of the Jefferies BrandCos (the “Jefferies Specified Brands Borrower”). The Jefferies Specified Brands Facility would be guaranteed by the direct parent of the Jefferies Specified Brands Borrower and each of the subsidiaries of the Jefferies Specified Brands Borrower. The Jefferies Specified Brands Facility would be secured by substantially all of the assets of the Jefferies Specified Brands Borrower and the other Jefferies Specified Brands Subsidiaries, which would include the Jefferies Specified Brand Assets.

Contribution and License Agreements: In connection with the pledge of the Jefferies Specified Brand Assets, Products Corporation would enter into intercompany arrangements pursuant to which the Jefferies Specified Brand Assets would be contributed to the Jefferies Specified Brand Subsidiaries. Products Corporation and/or its operating subsidiaries would enter

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

into license and royalty arrangements on arm’s length terms with the relevant Jefferies Specified Brand Subsidiary to provide for their continued use of the Jefferies Specified Brand Assets during the term of the Jefferies Facilities.

Interest and Fees: Interest would accrue on the Jefferies Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation was also obligated to pay customary fees and expenses in connection with the Jefferies Facilities.

Affirmative and Negative Covenants: The Jefferies Facilities would contain certain affirmative and negative covenants that, among other things, limit the Jefferies Restricted Group’s (as defined below) ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The “Jefferies Restricted Group” means (a) with respect to the Jefferies Brandco Facility, Products Corporation and its restricted subsidiaries under the Jefferies Brandco Facility and (b) with respect to the Jefferies Specified Brands Facility, the Jefferies Specified Brands Subsidiaries.

Prepayments: The Jefferies Facilities would be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The Jefferies Facilities would be repayable at any time, subject to customary prepayment premiums.

The Jefferies Facilities would also contain certain customary representations, warranties and events of default.

Fees and expenses incurred in connection with the Jefferies Commitment Letter of approximately $3.9 million were capitalized and are being amortized to interest expense on a straight-line basis over the contractual term of the binding commitment.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement (which was fully repaid as part of consummating the 2020 Refinancing Transactions), the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement, as well as with all applicable covenants under its Senior Notes Indentures, as of March 31, 2020. At March 31, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2020	Availability at March 31, 2020 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$352.0	$306.7	$34.3
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	34.8	34.8	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$386.8	$341.5	$34.3
Amended 2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability as of March 31, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $386.8 million, less $11.0 million of outstanding undrawn letters of credit and $341.5 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of March 31, 2020, all of the $34.3 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

The Company’s foreign subsidiaries held $57.7 million out of the Company's total $62.8 million in cash and cash equivalents as of March 31, 2020. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the consummated 2020 Refinancing Transactions, as detailed in Note 19, "Subsequent Events," as well as other permissible borrowings, along with the option to further settle historical intercompany

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

loans and payables with certain foreign subsidiaries. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program, which was initiated during the first quarter of 2020, the 2018 Optimization Program and cost reductions generated from other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to COVID-19 (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 non-independent directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review. For information regarding certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K.

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
As of both March 31, 2020 and December 31, 2019, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of March 31, 2020, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	March 31, 2020
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$1,768.3	$—	$1,768.3	$3,261.6

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

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $11.0 million and $11.4 million (including amounts available under credit agreements in effect at that time) were maintained as of March 31, 2020 and December 31, 2019, respectively. Included in these amounts are approximately $8.3 million in standby letters of credit that support Products Corporation’s self-insurance programs, in each case as outstanding as of March 31, 2020 and December 31, 2019, respectively. The estimated liability under such programs is accrued by Products Corporation.

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months March 31, 2020 and 2019, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$0.4	$0.5	$—	$—
Interest cost	3.7	4.9	0.1	0.1
Expected return on plan assets	(5.8)	(6.0)	—	—
Amortization of actuarial loss	2.7	2.4	0.1	0.1
Total net periodic benefit costs prior to allocation	$1.0	$1.8	$0.2	$0.2
Portion allocated to Revlon Holdings	—	—	—	—
Total net periodic benefit costs	$1.0	$1.8	$0.2	$0.2
In the three months ended March 31, 2020, the Company recognized net periodic benefit cost of $1.2 million, compared to net periodic benefit cost of $2.0 million in the three months ended March 31, 2019, primarily due to lower interest costs partially offset by higher amortization of actuarial loss.
Net periodic benefit costs are reflected in the Company's Unaudited Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net periodic benefit costs:
Selling, general and administrative expense	0.4	0.5
Miscellaneous, net	0.8	1.5
Total net periodic benefit costs	$1.2	$2.0

The Company expects that it will have net periodic benefit cost of approximately $5.0 million for its pension and other post-retirement benefit plans for all of 2020, compared with net periodic benefit cost of $7.2 million in 2019.
Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the first quarter of 2020, $3.4 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2020, the Company expects to contribute approximately $18 million in the aggregate to its pension and other post-retirement benefit plans.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As a result of the CARES Act passed by the U.S. Congress in March 2020 to address the economic environment resulting from COVID-19, and in accordance with the Limited Relief for Pension Funding and Retirement Plan Distributions provision of such act, the Company expects to defer approximately $9 million of contributions that were otherwise scheduled to be paid to its two qualified pension plans during 2020. The first quarterly contributions for the two qualified plans were originally due by April 15, 2020. The Company had already made $1.6 million in contributions to its qualified pension plans during the first quarter of 2020, prior to adopting the aforementioned provision of the CARES Act. The deferral is in effect only for 2020 and under the CARES relief provisions the Company will be required to pay the contributions by no later than January 1, 2021, including interest at the plans’ 2020 effective interest rate ("EIR") from the original due date to the actual payment date.
Relevant aspects of the qualified defined benefit pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Products Corporation are disclosed in Note 12, "Pension and Post-Retirement Benefits," to the Consolidated Financial Statements in the Company's 2019 Form 10-K.

11. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.4 million shares available for grant as of March 31, 2020. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021. In September 2019 the Stock Plan was amended in connection with the 2019 TIP, described below, to: (1) allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) allow for accelerated vesting of equity awards upon a termination without cause; (3) change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements.

Revlon 2019 Transaction Incentive Program

In August 2019, it was disclosed that MacAndrews & Forbes and Revlon determined to explore strategic transactions involving Revlon and third parties (the "Strategic Review"). In light of this, the Compensation Committee of Revlon’s Board of Directors approved a Revlon 2019 Transaction Incentive Program (the “2019 TIP”) that enables the Company to award cash-based and RSU-based retention grants and transaction bonus awards, as well as providing for the accelerated vesting of time-based RSUs and restricted shares following a termination without cause or due to death or disability.

Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). As of March 31, 2020, a total of 204,151 time-based RSUs under Tier 1 of the 2019 TIP had been granted. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction.

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

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. During 2019 and through March 31, 2020, the Company granted $5.1 million and $2.0 million cash-based awards, net of forfeitures, under

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Tier 1 and Tier 2 of the 2019 TIP, respectively, which are being amortized over the period from the grant dates to December 31, 2021 and December 31, 2020, respectively. The total amount amortized for these cash-based awards since the program's inception and through March 31, 2020 is approximately $2.7 million, of which $1.4 million was recorded during the three months ended March 31, 2020 within "Acquisition, integration and divestiture costs" in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

Long-Term Incentive Program
The Company's LTIP RSUs consist of time-based RSUs and performance-based RSUs. Time-based RSUs are generally scheduled to vest ratably over a 3-year service period, while performance-based RSUs are scheduled to vest based on the achievement of certain Company performance metrics and cliff-vest at the completion of a 3-year performance period.
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
During the first quarter of 2020, the Company granted approximately 1.3 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs").

Acceleration of Vesting
As of March 31, 2020, 29,350 LTIP RSUs and 21,077 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations under the above-mentioned provisions, resulting in accelerated amortization of approximately $1.0 million. In addition, as of March 31, 2020 and under the same accelerated vesting provisions, the Company also recorded approximately $0.7 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the first quarter of 2020, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2019
2019 TIP RSUs (b)	200.6	16.44	n/a	—
LTIP RSUs:
2019	425.6	22.55	425.6	22.55
2018	241.9	19.00	364.7	19.00
2017 (a)	54.0	19.70	110.9	19.70
Total LTIP RSUs	721.5		901.2
Total LTIP and TIP RSUs Outstanding as of December 31, 2019	922.1		901.2
Granted
2019 TIP RSUs Granted (b)	—	—	n/a	—
LTIP RSUs:
2020	648.4	14.96	648.4	14.96
2019	—	—	—	—
2018	—	—	—	—
2017 (a)	—	—	—	—
Total LTIP RSUs Granted	648.4		648.4
Vested
2019 TIP RSUs Vested (b)(c)	(21.1)	16.44	n/a	—
LTIP RSUs:
2019 (c)	(129.3)	22.55	—	—
2018 (c)	(103.8)	19.30	—	—
2017 (a)(c)	(53.4)	19.70	(14.2)	19.70
Total LTIP RSUs Vested	(286.5)		(14.2)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (b)	(25.8)	16.44	n/a	—
LTIP RSUs:
2019	(68.4)	22.55	(82.8)	22.55
2018	(44.4)	17.33	(82.0)	17.44
2017 (a)	(0.6)	19.70	(96.7)	19.70
Total LTIP RSUs Forfeited/Canceled	(113.4)		(261.5)
Outstanding as of March 31, 2020
2019 TIP RSUs	153.7	16.44	n/a	—
LTIP RSUs:
2020	648.4	14.96	648.4	14.96
2019	227.9	22.55	342.8	22.55
2018	93.7	19.45	282.7	19.46
2017 (a)	—	—	—	—
Total LTIP RSUs	970.0		1,273.9
Total LTIP and TIP RSUs Outstanding as of March 31, 2020	1,123.7		1,273.9
(a) The 2017 time-based and performance-based LTIP RSUs were recognized over a 2-year service and performance period (i.e., 2018 and 2019).
(b) The 2019 TIP provides for RSU awards that are only time-based.
(c) Includes acceleration of vesting upon involuntary terminations of 23,888 RSUs under the 2019, 2018 and 2017 LTIPs and of 21,077 RSUs under the 2019 TIP Tier I awards.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP and TIP RSUs
The Company recognized $6.0 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three months ended March 31, 2020. As of March 31, 2020, the Company had $18.3 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized net compensation expense related to the performance-based LTIP RSUs of $3.3 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had $21.4 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

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
For the three months ended March 31, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company recorded a benefit from income taxes of $37.2 million (Products Corporation - benefit from income taxes of $36.9 million) for the three months ended March 31, 2020 and a provision for income taxes of $0.1 million (Products Corporation - provision for income taxes of $0.3 million) for the three months ended March 31, 2019, respectively. The $37.3 million decrease (Products Corporation - $37.2 million) in the provision for income taxes in the first quarter of 2020 compared to the first quarter of 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the U.S. tax on the Company's foreign earnings; and (iv) the release of uncertain tax positions for the three months ended March 31, 2020, compared to establishment of uncertain tax positions for the three months ended March 31, 2019, partially offset by the net change in valuation allowances recorded for the three months ended March 31, 2020 related to the limitation on the deductibility of interest.
The Company's effective tax rate for the three months ended March 31, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
The Company's effective tax rate for the three months ended March 31, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, the deferral of employer social security tax payments, acceleration of alternative minimum tax credit refunds and the increase of the net interest deduction limitation from 30% to 50%. The Company continues to examine the impact that the CARES Act may have on its results of operations, financial condition and/or financial statement disclosures.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

In assessing the recoverability of its deferred tax assets, the Company continually evaluates the available positive and negative evidence to assess the amount of deferred tax assets for which it is more likely than not to realize a benefit. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts. As of March 31, 2020, the Company concluded that, based on the weight of the available positive and negative evidence, it does not require a

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of March 31, 2020 are consistent with the Company's conclusions on such matters as of the end of 2019. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis. In such event, the Company may be required to establish an additional valuation allowance against its deferred tax assets in future periods, which would materially increase the Company's tax expense in the period in which the allowance is recognized and would adversely impact the Company's results of operations and statement of financial condition in such period. The Company will continue to monitor the circumstances that would require it to establish an additional valuation allowance on its deferred tax assets. Accordingly, depending on future evidence that may become available, the Company's assessments regarding its valuation allowance position may change.
For further information, see Note 14, "Income Taxes," to the Consolidated Financial Statements in the Company's 2019 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2019 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of March 31, 2020 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(27.3)	$(219.8)	$(0.3)	$(247.4)
Foreign currency translation adjustment	(5.2)	—	—	(5.2)
Amortization of pension related costs, net of tax of $(0.3) million(a)	—	2.5	—	2.5
Other comprehensive (loss) gain	$(5.2)	$2.5	$—	$(2.7)
Balance at March 31, 2020	$(32.5)	$(217.3)	$(0.3)	$(250.1)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.

For the three months ended March 31, 2020 and 2019, the Company did not have any activity related to financial instruments.

14. SEGMENT DATA AND RELATED INFORMATION
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
As of March 31, 2020, the Company’s operations are organized into the following reportable segments:
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

Revlon, Inc.

	Three Months Ended March 31,
	2020	2019
Segment Net Sales:
Revlon	$181.8	$247.3
Elizabeth Arden	95.2	111.4
Portfolio	110.0	117.2
Fragrances	66.0	77.3
Total	$453.0	$553.2

Segment Profit:
Revlon	$15.6	$25.6
Elizabeth Arden	4.2	1.9
Portfolio	7.2	4.5
Fragrances	1.4	6.8
Total	$28.4	$38.8

Reconciliation:
Total Segment Profit	$28.4	$38.8
Less:
Depreciation and amortization	36.8	47.0
Non-cash stock compensation expense	2.4	0.4
Non-Operating items:
Restructuring and related charges	34.4	12.1
Acquisition, integration and divestiture costs	2.1	0.6
Loss on divested assets	0.8	—
Financial control remediation actions and related charges	2.1	2.0
Excessive coupon redemptions	4.2	—
COVID-19 charges	7.5	—
Impairment charge	124.3	—
Operating loss	(186.2)	(23.3)
Less:
Interest Expense	48.4	47.7
Amortization of debt issuance costs	4.0	3.2
Foreign currency losses, net	16.6	0.2
Miscellaneous, net	(4.1)	1.3
Loss from continuing operations before income taxes	$(251.1)	$(75.7)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended March 31,
	2020	2019
Segment Net Sales:
Revlon	$181.8	$247.3
Elizabeth Arden	95.2	111.4
Portfolio	110.0	117.2
Fragrances	66.0	77.3
Total	$453.0	$553.2

Segment Profit:
Revlon	$16.4	$26.4
Elizabeth Arden	4.6	2.2
Portfolio	7.7	4.9
Fragrances	1.7	7.1
Total	$30.4	$40.6

Reconciliation:
Total Segment Profit	$30.4	$40.6
Less:
Depreciation and amortization	36.8	47.0
Non-cash stock compensation expense	2.4	0.4
Non-Operating items:
Restructuring and related charges	34.4	12.1
Acquisition, integration and divestiture costs	2.1	0.6
Loss on divested assets	0.8	—
Financial control remediation actions and related charges	2.1	2.0
Excessive coupon redemptions	4.2	—
COVID-19 charges	7.5	—
Impairment charge	124.3	—
Operating income (loss)	(184.2)	(21.5)
Less:
Interest Expense	48.4	47.7
Amortization of debt issuance costs	4.0	3.2
Foreign currency losses, net	16.6	0.2
Miscellaneous, net	(4.1)	1.3
Loss from continuing operations before income taxes	$(249.1)	$(73.9)

As of March 31, 2020, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended March 31, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	$99.1	$21.4	$70.8	$42.2	$233.5
EMEA*	37.3	25.9	30.6	16.3	110.1
Asia	14.7	43.1	0.5	3.4	61.7
Latin America*	14.0	0.8	4.9	0.8	20.5
Pacific*	16.7	4.0	3.2	3.3	27.2
	$181.8	$95.2	$110.0	$66.0	$453.0

	Three Months Ended March 31, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	133.2	28.2	70.1	47.2	$278.7
EMEA*	53.7	27.9	37.8	20.2	139.6
Asia	23.9	47.7	0.8	4.7	77.1
Latin America*	15.7	2.8	5.2	2.2	25.9
Pacific*	20.8	4.8	3.3	3.0	31.9
	$247.3	$111.4	$117.2	$77.3	$553.2

(1) During the first quarter of 2020, the Company changed the presentation of its Travel Retail business, which previously was included in its EMEA Region, as it is currently presented within each geographic area in accordance with the location of the retail customer. Travel Retail sales represented approximately 2.6% and 4.7% of the Company's total Net Sales for the first quarter of 2020 and 2019, respectively. Prior year amounts have been updated to reflect current year presentation.

* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico; and the Pacific region includes Australia and New Zealand.

	Three Months Ended March 31,
	2020		2019
Classes of similar products:
Net sales:
Color cosmetics	$130.0	29%	$202.8	37%
Fragrance	94.9	21%	110.3	20%
Hair care	116.7	26%	128.7	23%
Beauty care	46.1	10%	41.1	7%
Skin care	65.3	14%	70.3	13%
	$453.0		$553.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the Company's long-lived assets by geographic area as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Long-lived assets, net:
United States	$1,264.2	83%	$1,414.0	83%
International	267.2	17%	280.1	17%
	$1,531.4		$1,694.1

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's shares of Class A Common Stock outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For the respective periods ended March 31, 2020 and 2019, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of March 31, 2020 and 2019, there were no outstanding stock options under the Company's Stock Plan. See Note 11, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended March 31,
	2020	2019
Numerator:
Loss from continuing operations, net of taxes	$(213.9)	$(75.8)
Income from discontinued operations, net of taxes	—	0.7
Net loss	$(213.9)	$(75.1)
Denominator:
Weighted-average common shares outstanding – Basic	53,167,453	52,913,388
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	53,167,453	52,913,388
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(4.02)	$(1.43)
Discontinued operations	—	0.01
Net loss per common share	$(4.02)	$(1.42)

Unvested restricted stock and RSUs under the Stock Plan(a)	300,787	571,069
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
The net activity related to services purchased under the Reimbursement Agreements during the three months ended March 31, 2020 and 2019 was $0.3 million income and nil, respectively. As of March 31, 2020 and December 31, 2019, a receivable balance of $0.3 million from, and a payable balance of $0.2 million to, MacAndrews & Forbes, respectively, were included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Reimbursement Agreements.

Amended 2019 Senior Line of Credit Facility

See Note 9, "Debt," in the Company's 2019 Form 10-K regarding the Amended 2019 Senior Line of Credit Agreement between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

During the three months ended March 31, 2020 and 2019, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $13.0 million and $2.4 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2020 and 2019, respectively, for which the Company incurred fees of approximately $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables of approximately $0.2 million and net receivables aggregating to approximately $0.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, a payable balance of approximately $6.9 million and $5.5 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

In April 2020, in connection with the organizational measures taken by the Company in response to COVID-19, the Company and Ms. Debbie Perelman, the Company’s President and Chief Executive Officer and a member of Revlon’s and Products Corporation’s Boards of Directors, agreed in writing that, effective on or about April 11, 2020, Ms. Perelman’s base salary would be reduced by 40% to $675,000, less all applicable withholdings and deductions, during the span of COVID-19. The Chairman of the Compensation Committee has the authority to reinstate Ms. Perelman’s base salary in effect immediately prior to such amendment at any time he deems appropriate, in his sole discretion, exercised reasonably. Also in connection with such COVID-19 measures, in March 2020, the Company agreed in writing with each of Ms. Mitra Hormozi and Mr. E. Scott Beattie, each of whom serve on Revlon’s Board of Directors, that, effective April 1, 2020, each of them will suspend providing advisory services to the Company, and their consulting fees will also be suspended. The Company’s CEO may reinstate their advisory services and payment of their consulting fees at the appropriate time, in her sole discretion, exercised reasonably.

As previously disclosed in the Company’s 2019 Form 10-K, prior to this suspension, in March 2020, the Company and Mr. Beattie entered into an Amended and Restated Consulting Agreement (the “2020 Consulting Agreement”), pursuant to which he was scheduled to serve as Senior Advisor to the Company’s CEO for an additional year, subject to automatic 1-year renewals, unless either party elects not to renew, and subject to certain standard termination rights, in consideration for which, the Company would pay Mr. Beattie a fee of $250,000 per year, supplemental to the Board’s compensation program for non-employee directors. The foregoing description of the 2020 Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.6.

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

The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2020 and December 31, 2019, and for each of the three months March 31, 2020 and 2019 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of March 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$3.1	$2.4	$57.3	$—	$62.8
Trade receivables, less allowances for doubtful accounts	74.0	72.4	180.1	—	326.5
Inventories	146.5	157.0	176.3	—	479.8
Prepaid expenses and other	225.3	33.7	70.3	—	329.3
Intercompany receivables	3,021.1	3,013.0	476.8	(6,510.9)	—
Investment in subsidiaries	1,557.1	12.8	—	(1,569.9)	—
Property, plant and equipment, net	200.4	77.4	105.3	—	383.1
Deferred income taxes	179.1	(17.2)	29.8	—	191.7
Goodwill	60.1	264.0	249.6	—	573.7
Intangible assets, net	(11.9)	340.3	128.2	—	456.6
Other assets	69.2	15.3	33.5	—	118.0
Total assets	$5,524.0	$3,971.1	$1,507.2	$(8,080.8)	$2,921.5
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.9	$—	$2.9
Current portion of long-term debt	856.0	—	0.1	—	856.1
Accounts payable	110.6	45.1	97.6	—	253.3
Accrued expenses and other	192.6	6.0	178.7	—	377.3
Intercompany payables	3,194.3	2,819.3	497.3	(6,510.9)	—
Long-term debt	2,322.3	—	83.2	—	2,405.5
Other long-term liabilities	176.6	113.7	38.0	—	328.3
Total liabilities	6,852.4	2,984.1	897.8	(6,510.9)	4,223.4
Stockholder’s (deficiency) equity	(1,328.4)	987.0	609.4	(1,569.9)	(1,301.9)
Total liabilities and stockholder’s deficiency	$5,524.0	$3,971.1	$1,507.2	$(8,080.8)	$2,921.5

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$0.8	$6.4	$97.1	$—	$104.3
Trade receivables, less allowances for doubtful accounts	95.5	92.3	235.6	—	423.4
Inventories	131.0	151.5	165.9	—	448.4
Prepaid expenses and other	219.7	26.4	46.5	—	292.6
Intercompany receivables	2,857.7	2,854.6	452.7	(6,165.0)	—
Investment in subsidiaries	1,598.3	30.7	—	(1,629.0)	—
Property, plant and equipment, net	208.7	89.5	110.4	—	408.6
Deferred income taxes	165.0	(37.8)	30.9	—	158.1
Goodwill	159.9	264.0	249.8	—	673.7
Intangible assets, net	13.0	346.9	130.8	—	490.7
Other assets	67.8	16.2	37.1	—	121.1
Total assets	$5,517.4	$3,840.7	$1,556.8	$(7,794.0)	$3,120.9
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.2	$—	$2.2
Current portion of long-term debt	287.9	—	0.1	—	288.0
Accounts payable	108.4	39.9	103.5	—	251.8
Accrued expenses and other	124.1	70.0	224.1	—	418.2
Intercompany payables	3,030.3	2,668.7	466.0	(6,165.0)	—
Long-term debt	2,822.2	—	84.0	—	2,906.2
Other long-term liabilities	220.4	118.2	5.3	—	343.9
Total liabilities	6,593.3	2,896.8	885.2	(6,165.0)	4,210.3
Stockholder’s (deficiency) equity	(1,075.9)	943.9	671.6	(1,629.0)	(1,089.4)
Total liabilities and stockholder’s deficiency	$5,517.4	$3,840.7	$1,556.8	$(7,794.0)	$3,120.9

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended March 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$116.4	$112.4	$224.2	$—	$453.0
Cost of sales	58.4	54.4	85.0	—	197.8
Gross profit	58.0	58.0	139.2	—	255.2
Selling, general and administrative expenses	104.4	71.0	112.0	—	287.4
Acquisition, integration and divestiture costs	1.1	0.5	0.5	—	2.1
Restructuring charges and other, net	23.6	1.3	(0.1)	—	24.8
Impairment charges	124.3	—	—	—	124.3
Loss on divested assets	0.8	—	—	—	0.8
Operating (loss) income	(196.2)	(14.8)	26.8	—	(184.2)
Other (income) expense:
Intercompany interest, net	(2.8)	0.6	2.2	—	—
Interest expense	46.5	—	1.9	—	48.4
Amortization of debt issuance costs	4.0	—	—	—	4.0
Foreign currency losses, net	(5.5)	1.9	20.2	—	16.6
Miscellaneous, net	(23.9)	(9.2)	29.0	—	(4.1)
Other expense (income), net	18.3	(6.7)	53.3	—	64.9
Loss from continuing operations before income taxes	(214.5)	(8.1)	(26.5)	—	(249.1)
Benefit from for income taxes	(16.3)	(20.2)	(0.4)	—	(36.9)
Loss from continuing operations, net of taxes	(198.2)	12.1	(26.1)	—	(212.2)
Income from discontinued operations, net of taxes	—	—	—	—	—
Equity in (income) loss of subsidiaries	(34.1)	(20.0)	—	54.1	—
Net (loss) income	$(232.3)	$(7.9)	$(26.1)	$54.1	$(212.2)
Other comprehensive (loss) income	(2.7)	6.5	(8.8)	2.3	(2.7)
Total comprehensive (loss) income	$(235.0)	$(1.4)	$(34.9)	$56.4	$(214.9)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended March 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$155.5	$129.3	$271.2	$(2.8)	$553.2
Cost of sales	68.0	65.1	107.5	(2.8)	237.8
Gross profit	87.5	64.2	163.7	—	315.4
Selling, general and administrative expenses	129.7	75.1	126.0	—	330.8
Acquisition, integration and divestiture costs	0.5	0.1	—	—	0.6
Restructuring charges and other, net	1.6	2.1	1.8	—	5.5
Operating (loss) income	(44.3)	(13.1)	35.9	—	(21.5)
Other (income) expenses:
Intercompany interest, net	(1.3)	0.7	0.6	—	—
Interest expense	45.9	—	1.8	—	47.7
Amortization of debt issuance costs	3.2	—	—	—	3.2
Foreign currency losses, net	(1.5)	—	1.7	—	0.2
Miscellaneous, net	(7.9)	(13.5)	22.7	—	1.3
Other expense (income), net	38.4	(12.8)	26.8	—	52.4
(Loss) income from continuing operations before income taxes	(82.7)	(0.3)	9.1	—	(73.9)
(Benefit from) provision for income taxes	(1.8)	0.5	1.6	—	0.3
(Loss) income from continuing operations, net of taxes	(80.9)	(0.8)	7.5	—	(74.2)
Loss from discontinued operations, net of taxes	—	—	0.7	—	0.7
Equity in loss (income) of subsidiaries	7.4	5.4	—	(12.8)	—
Net (loss) income	$(73.5)	$4.6	$8.2	$(12.8)	$(73.5)
Other comprehensive (loss) income	0.9	(0.1)	0.6	(0.5)	0.9
Total comprehensive (loss) income	$(72.6)	$4.5	$8.8	$(13.3)	$(72.6)

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(57.7)	$3.1	$(23.0)	$—	$(77.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.8)	(0.1)	0.1	—	(1.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(2.1)	(4.8)	0.5	—	(6.4)
Net borrowings under the Amended 2016 Revolving Credit Facility	69.1	—	—	—	69.1
Repayments under the 2016 Term Loan Facility	(4.5)	—	—	—	(4.5)
Payment of financing costs	(0.3)	—	—	—	(0.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(0.4)	—	—	—	(0.4)
Other financing activities	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	61.7	(4.8)	0.5	—	57.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2.1)	(1.2)	—	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	2.2	(3.9)	(23.6)	—	(25.3)
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	$97.2	$—	$104.5
Cash, cash equivalents and restricted cash at end of period	$3.2	$2.5	$73.6	$—	$79.2

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(24.0)	$2.7	$(7.1)	$—	$(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(3.4)	—	(2.4)	—	(5.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(12.5)	(4.2)	(0.5)	—	(17.2)
Repayments under the 2016 Term Loan Facility	(4.5)	—	—	—	(4.5)
Net borrowings under the Amended 2016 Revolving Credit Facility	40.6	—	—	—	40.6
Payments of financing costs	(0.3)	—	(0.6)	—	(0.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.2)	—	—	—	(0.2)
Net cash provided by financing activities	21.5	(4.2)	(1.1)	—	16.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1	0.2	—	0.3
Net decrease in cash, cash equivalents and restricted cash	(5.9)	(1.4)	(10.4)	—	(17.7)
Cash, cash equivalents and restricted cash at beginning of period	$7.2	$6.6	$73.7	$—	87.5
Cash, cash equivalents and restricted cash at end of period	$1.3	$5.2	$63.3	$—	$69.8

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

19. SUBSEQUENT EVENTS

Amendment of Revolving Credit Agreement; Extension of Senior Secured First In, Last Out Tranche B to Revolving Credit Facility

On April 17, 2020 (the “FILO Closing Date”), Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 3 (“Amendment No. 3”) of Products Corporation’s asset-based revolving credit agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (as amended by Amendment No. 1, dated as of April 17, 2018, and Amendment No. 2, dated as of March 6, 2019, the “Existing Revolving Credit Agreement,” and as further amended by Amendment No. 3, the “Amended Revolving Credit Agreement”) in respect of Products Corporation’s existing senior secured asset-based revolving credit facility (as amended by Amendment No. 1 and Amendment No. 2, the “Existing Revolving Credit Facility” and as in effect after Amendment No. 3, the “Amended Revolving Credit Facility”).

Pursuant to the terms of Amendment No. 3, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out Tranche B of the Existing Revolving Credit Facility (the “FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). The remaining approximately $5.2 million of FILO Tranche loans were repaid as of the FILO Closing Date. The Existing Revolving Credit Agreement permits restricted payments subject to certain conditions and limitations. Amendment No. 3 prohibits any restricted payments from the FILO Closing Date until the earlier of the Extended Maturity Date and the date the FILO Tranche is terminated and repaid or refinanced in full, subject to certain exceptions for intercompany restricted payments. The Existing Revolving Credit Agreement also permits Products Corporation and its restricted subsidiaries to incur additional debt, make investments or restricted payments, dispose of assets or prepay junior lien indebtedness, provided that certain “payment conditions” are satisfied. Amendment No. 3, among other things, prohibits such actions made in reliance on the payment conditions (other than investments) from the FILO Closing Date until the earlier of the Extended Maturity Date and the date the FILO Tranche is terminated and repaid or refinanced in full. In addition, Amendment No. 3 increases the applicable interest margin for the FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%.

Commitment Letter with Ad Hoc Group of Term Loan Lenders

On April 14, 2020, Products Corporation entered into a binding commitment letter (the “AHG Commitment Letter”) with certain financial institutions (the “AHG Commitment Parties”) that are lenders or the affiliates of lenders (the “Ad Hoc Group” or the “AHG”) under Products Corporation’s 2016 Term Loan Facility. Pursuant to the AHG Commitment Letter and subject to the terms and conditions set forth therein, the AHG Commitment Parties have committed to provide the Company with senior secured term loan facilities (the “AHG Facilities” and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “AHG 2020 Refinancing Transactions”). See “Consummation of 2020 Refinancing Transactions” below for information on the May 7, 2020 closing of the AHG 2020 Refinancing Transactions.

Under the AHG Commitment Letter, the funding of the AHG Facilities was contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the AHG Facilities and the Extension Amendment, absence of material adverse change and certain other customary conditions. In addition, the funding of the AHG Facilities was contingent on Products Corporation receiving the consent of lenders holding more than 50% of the loans outstanding under the 2016 Term Loan Facility. The commitments under the AHG Commitment Letter were available to the Company until May 14, 2020.

Principal and Maturity: The AHG Facilities will consist of (i) a senior secured term loan facility in a principal amount of up to $850 million (the “AHG New BrandCo Facility”), (ii) a senior secured term loan facility in a principal amount of up to $950 million (the “AHG Roll-up BrandCo Facility”) and (iii) a senior secured term loan facility in a principal amount to be based on participation in the Extension Amendment as further described below (the “AHG Junior Roll-up BrandCo Facility”). Jefferies Finance LLC will act as administrative agent and collateral agent in respect of the AHG Facilities and Jefferies LLC will act as sole lead arranger and sole bookrunner in respect of the AHG Facilities. On April 27, 2020, the parties amended the AHG Commitment Letter to increase the AHG New BrandCo Facility to $880 million, consisting of $815 million available on the closing date and $65 million available, at the Company’s sole option, as a single delayed borrowing on or after 10 days after the closing date until the date that is 15 business days after the closing date, the proceeds of which will be used to repay loans outstanding under the 2020 Incremental Facility (as hereinafter defined).

The proceeds of the AHG New BrandCo Facility will be used (i) to repay in full indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility (the “AHG Refinancing”), (ii) to pay fees and expenses in connection with the AHG Facilities and the AHG Refinancing and (iii) to the extent of any excess, for general corporate purposes, including repurchasing and retiring Products Corporation’s outstanding 5.75% Senior Notes at prevailing market prices. The proceeds of the AHG

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Roll-up BrandCo Facility will be used to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by the lenders participating in the AHG New BrandCo Facility.

Lenders under the 2016 Term Loan Facility who did not participate in the AHG New BrandCo Facility and the AHG Roll-up BrandCo Facility, but who nonetheless consented to the Extension Amendment were entitled to participate in the AHG Junior Roll-up BrandCo Facility with respect to a portion of their holdings of loans under the 2016 Term Loan Facility. The proceeds of the AHG Junior Roll-up BrandCo Facility will be used to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by such lenders.

The AHG Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due August 1, 2024 if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding.

Borrower, Guarantees and Security: The borrower under the AHG Facilities will be Products Corporation, and the AHG Facilities will be guaranteed by certain indirect foreign subsidiaries (or the domestic subsidiaries of foreign subsidiaries) of Products Corporation (the “AHG BrandCos”), which will hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other portfolio brands and certain owned fragrance brands (the “AHG Specified Brand Assets”). The AHG BrandCos will not guarantee the 2016 Term Loan Facility, but all guarantors of the 2016 Term Loan Facility will guarantee the AHG Facilities. All of the assets of the AHG BrandCos (including the equity of the AHG BrandCos) will be pledged to secure the AHG New BrandCo Facility on a first-priority basis, the AHG Roll-up BrandCo Facility on a second-priority basis and the AHG Junior Roll-up BrandCo Facility on a third-priority basis and will not secure the 2016 Term Loan Facility, but the AHG Facilities will be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the AHG Specified Brand Assets, Products Corporation will enter into intercompany arrangements pursuant to which the AHG Specified Brand Assets will be contributed to the AHG BrandCos. Products Corporation and/or its operating subsidiaries will enter into license and royalty arrangements on arm’s length terms with the relevant AHG BrandCos to provide for their continued use of the AHG Specified Brand Assets during the term of the AHG Facilities.

Interest and Fees: Interest will accrue on the AHG Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation will pay customary fees and expenses in connection with the AHG Facilities.

Affirmative and Negative Covenants: The AHG Facilities will contain certain affirmative and negative covenants that, among other things, limit Products Corporation and its restricted subsidiaries ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The AHG Facilities will also restrict distributions and other payments from the AHG BrandCos based on certain minimum thresholds of net sales with respect to the AHG Specified Brand Assets. The AHG Facilities will also contain certain customary representations, warranties and events of default.

Prepayments: The AHG Facilities will be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The AHG Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: In addition to the AHG Commitment Parties, the other lenders under the 2016 Term Loan Facility will be offered the opportunity to participate at par in the AHG Facilities based on their holdings of loans under the 2016 Term Loan Facility. Any lenders participating in the AHG Facilities will agree to consent to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) to, among other things, make certain modifications to the covenants thereof and extend the maturity date of the 2016 Term Loan Facility to June 30, 2025, subject to a springing maturity equal to the existing maturity date of the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the loans under the 2016 Term Loan Facility held by lenders that do not consent to the Extension Amendment remains outstanding, and subject to a springing maturity 91 days prior to the maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The effectiveness of the Extension Amendment, and therefore the completion of the AHG 2020 Refinancing Transactions, is contingent on Products Corporation receiving the consent of lenders holding more than 50% of the loans outstanding under the 2016 Term Loan Facility.

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes. The commitments in respect of the 2020 Incremental Facility terminate on September 7, 2021, subject to a springing maturity 91 days prior to the maturity date of Products Corporations 5.75% Senior if, on such date, any such notes remain outstanding and certain liquidity requirements are not satisfied. Outstanding amounts under the 2020 Incremental Facility bear interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility are otherwise substantially consistent with the existing term loans under the 2016 Term Loan Agreement.

Consummation of 2020 Refinancing Transactions

On May 7, 2020 (the “Facilities Closing Date”), Revlon Consumer Products Corporation (“Products Corporation”), the direct wholly-owned operating subsidiary of Revlon, Inc. (“Revlon” and together with Products Corporation and its subsidiaries, the “Company”), entered into a term credit agreement (the “BrandCo Credit Agreement”) with Revlon, Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 (as amended to date, the “2016 Term Loan Facility”) and as amended on the Facilities Closing Date, as further described below. Pursuant to the BrandCo Credit Agreement, the 2020 Facilities Lenders provided the Company with new and roll-up senior secured term loan facilities (the “2020 Facilities” and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “2020 Refinancing Transactions”).

Principal and Maturity: The 2020 Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the Facilities Closing Date of $815 million, plus the amount of certain fees that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, within 15 business days after the Facilities Closing Date, Products Corporation may borrow from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 Brandco Facility to refinance revolving loans under the 2016 Term Loan Facility, upon which the 2020 BrandCo Facility would have an aggregate principal amount outstanding of $880 million.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s Term Credit Agreement, dated as of August 6, 2019; and (ii) to pay fees and expenses in connection with the 2020 Facilities and the 2020 Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing and retiring Products Corporation’s outstanding 5.75% Senior Notes at prevailing market prices. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the Facilities Closing Date to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. The proceeds of the Junior Roll-up BrandCo Facility were used to purchase at par an equivalent amount of term loans under the 2016 Term Loan Facility held by such lenders.

The 2020 Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due August 2024 (the “6.25% Senior Notes”) if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

Borrower, Guarantees and Security: The borrower under the 2020 Facilities is Products Corporation, and the 2020 Facilities are guaranteed by certain indirect subsidiaries of Products Corporation (the “BrandCos”), which hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other Portfolio segment brands and certain owned Fragrance segment brands (the “Specified Brand Assets”). While the BrandCos do not guarantee the 2016 Term Loan Facility, all guarantors of the 2016 Term Loan Facility guarantee the 2020 Facilities. All of the assets of the BrandCos (including the equity of the BrandCos) have been pledged to secure the 2020 BrandCo Facility on a first-priority basis, the Roll-up BrandCo Facility on a second-priority basis and the Junior Roll-up BrandCo Facility on a third-priority basis and while such assets do not secure the 2016 Term Loan Facility, the 2020 Facilities are secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation and certain of its subsidiaries contributed the Specified Brand Assets to the BrandCos. Products Corporation has entered into license

COMBINED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

and royalty arrangements on arm’s length terms with the relevant BrandCos to provide for the continued use of the Specified Brand Assets by Products Corporation and its subsidiaries during the term of the Facilities.

Interest and Fees: Loans under the 2020 BrandCo Facility bear interest at a rate equal to LIBOR (with a LIBOR floor of 1.50%) plus (x) 10.50% per annum, payable not less than quarterly in arrears in cash and (y) 2.00% per annum payable not less than quarterly in-kind by adding such amount to the principal amount of outstanding loans under the 2020 Brandco Facility. Loans under the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility bear interest at a rate equal to LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash.

Affirmative and Negative Covenants: The 2020 Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 Facilities also contain certain customary representations, warranties and events of default.

Prepayments: The 2020 Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to a springing maturity equal to the September 7, 2023 maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and subject to a springing maturity of 91 days prior to the maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the Facilities Closing Date. Following the Facilities Closing Date, approximately $267.1 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans.

Amendments to 2016 ABL Facility: In addition, in connection with the 2020 Refinancing Transactions the Company completed amendments to Products Corporation’s Asset-Based Revolving Credit Agreement dated as of September 7, 2016, as amended (the “2016 ABL Facility”) on the Facilities Closing Date. The amendments, among other things, make certain amendments or waivers relating to the 2020 Refinancing Transactions under the 2016 ABL Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 ABL Facility increased by 0.75%.

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

COVID-19 Impact on the Company’s Business

With COVID-19 contributing to a $54 million, or 9.8% (10.0% "XFX," as hereinafter defined), decline in net sales in the first quarter of 2020, compared to the prior year quarter, the Company believes that the COVID-19 impact on its business will peak during the second quarter of 2020. This top-line impact has not been experienced uniformly across the Company’s multiple, diverse business segments, as, among other things: (i) the Company continues to experience strong growth in China, primarily due to the strength of the Elizabeth Arden brand, being largely an online business and less dependent on brick and mortar retailers; (ii) travel retail, prestige and professional (which is dependent on in-salon visits) channels of trade are being significantly impacted globally; and (iii) the mass retail channel is being impacted by a shift in consumer buying patterns from color cosmetics to anti-perspirant deodorants, hair color, nail care and color and other beauty essentials, both in store and online. The impact of delayed shipments of components from China continues to be limited in scope and not material to the Company’s overall production capabilities. In the current environment, the Company’s three largest manufacturing facilities continue to operate unencumbered, as are the Company’s various distribution centers around the world. In April 2020, the Company took several financial measures designed to mitigate the adverse impacts of COVID-19, including, without limitation: (i) optimizing brand support; (ii) continuing to monitor the Company’s sales and order flow and periodically re-evaluating the possibility to scale down operations and/or cancel programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to ensure there is no impact to the Company’ production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and reducing executive and employee compensation in the range of 20% to 40% and exploring similar opportunities in other locations; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors. The Company is also exploring its qualifications and eligibility for various subsidies and tax and other incentive programs worldwide. For further information on certain risks to the Company’s business related to COVID-19, see Part II, Item 1A of this Form 10-Q, “Risk Factors-The ongoing occurrence of the coronavirus and any possible recurrence of other similar types of

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

pandemics, or any other widespread public health problems, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, results of operations, financial condition and/or cash flows.”

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2019 Form 10-K. Certain capitalized terms used in this Form 10-Q are defined throughout this Item 2.

Overview of Net Sales and Earnings Results
Consolidated net sales in the first quarter of 2020 were $453.0 million, a $100.2 million decrease, or 18.1%, compared to $553.2 million in the first quarter of 2019. Excluding the $8.9 million unfavorable impact of foreign currency fluctuations (referred herein as "FX", "XFX" or on an "XFX basis"), consolidated net sales decreased by $91.3 million, or 16.5%, during the first quarter of 2020. The XFX net sales decrease in the first quarter of 2020 was primarily due to: a $62.0 million, or 25.1%, decrease in Revlon segment net sales; a $13.7 million, or 12.3%, decrease in Elizabeth Arden segment net sales; a $10.4 million, or 13.5%, decrease in Fragrances segment net sales; and a $5.2 million, or 4.4%, decrease in Portfolio segment net sales. COVID-19 contributed to a $54 million, or 9.8% (10.0% XFX), decline in net sales in the first quarter of 2020, compared to the prior year quarter.
Consolidated loss from continuing operations, net of taxes, in the first quarter of 2020 was $213.9 million, compared to consolidated loss from continuing operations, net of taxes, of $75.8 million in the first quarter of 2019. The $138.1 million increase in consolidated loss from continuing operations, net of taxes, in the first quarter of 2020, compared to the prior year quarter, was primarily due to:
•a $124.3 million increase in non-cash impairment charges recorded for the first quarter of 2020, compared to having had no impairment charges for the first quarter of 2019. This increase is attributable to non-cash impairment charges of $99.8 million recorded on the Company's goodwill and to $24.5 million of non-cash impairment charges recorded on certain of the Company's indefinite-lived intangible assets following the Company's interim impairment assessments for the first quarter of 2020;
•$60.2 million of lower gross profit, primarily due to lower net sales in the first quarter of 2020;
•a $19.3 million increase in restructuring charges, primarily related to higher expenditures under the Revlon 2020 Restructuring Program in the first quarter of 2020, compared to the expenditures incurred primarily under the 2018 Optimization Program in the first quarter of 2019;
•$16.4 million of unfavorable variance in foreign currency, resulting from $16.6 million in foreign currency losses during the first quarter of 2020, compared to $0.2 million in foreign currency losses during the first quarter of 2019;
•$1.5 million of higher acquisition, integration and divestiture costs; and
•a $0.8 million net increase in loss on divested assets in the first quarter of 2020, consisting primarily of a loss on inventory that was written off as a result of a contract termination;
with the foregoing partially offset by:
•$43.2 million of lower SG&A expenses, primarily driven by: (i) lower brand support expenses resulting from the Company's ongoing cost reduction initiatives, and decreased media spend that aligned with the lower net sales; and (ii) lower general and administrative expenses, primarily associated with the Company's cost optimization initiatives (including the 2018 Optimization Program and the Revlon 2020 Restructuring Program), lower incentive compensation and lower travel and other expenses as a result of COVID-19; and
•a $37.3 million decrease in the provision from income taxes, primarily due to: (i) the increased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the U.S. tax on the Company's foreign earnings; and (iv) the release of uncertain tax positions for the three months ended March 31, 2020, compared to establishment of uncertain tax positions for the three months ended March 31, 2019, partially offset by the net change in valuation allowances recorded for the three months ended March 31, 2020 related to the limitation on the deductibility of interest.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Recent Developments

Revlon 2020 Restructuring Program

Building upon its previously-announced 2018 Optimization Program, in March 2020 the Company announced that it is implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes. As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 700 were eliminated by March 31, 2020. In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022. As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company expects to realize approximately $105 million to $115 million of in-year cost reductions. See “Restructuring charges and other, net” below in this Item 2 for additional information regarding the Revlon 2020 Restructuring Program.

Recent Debt Transactions
See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions.

Jefferies 2020 Committed Debt Financing

In March 2020, Products Corporation entered into a binding Commitment Letter with Jefferies Finance LLC (the “Jefferies Commitment Party” and the “Jefferies Commitment Letter,” respectively). Pursuant to the Jefferies Commitment Letter and subject to the terms and conditions set forth therein, the Jefferies Commitment Party has committed to provide senior secured term loan facilities in an aggregate principal amount of up to $850 million (the “Jefferies Facilities” and the “Jefferies 2020 Refinancing Transactions”). The proceeds of the Jefferies Facilities were expected to be used: (i) to repay in full indebtedness outstanding under Products Corporation’s 5.75% Senior Notes due February 2021 and Products Corporation’s 2019 Term Loan Facility (the “Jefferies Refinancing”); (ii) to pay fees and expenses in connection with the Jefferies Facilities and the Refinancing; and (iii) to the extent of any excess, for general corporate purposes. The funding of the Jefferies Facilities was contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the Jefferies Facilities, absence of material adverse change and certain other customary conditions. The commitments under the Jefferies Commitment Letter were available to the Company until June 30, 2020, unless the Jefferies Refinancing was consummated or the maturity of certain other material indebtedness of Products Corporation was accelerated prior to such date. As of March 31, 2020, the Jefferies 2020 Refinancing Transactions had not been consummated and following such date it was superseded by the closing of the 2020 Refinancing Transactions with the Ad Hoc Group (as hereinafter defined). See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the AHG 2020 Refinancing Transactions.

Principal and Maturity: The Jefferies Facilities would consist of (i) a senior secured term loan facility in a principal amount of up to $300 million (the “Jefferies Brandco Facility”) and (ii) a senior secured term loan facility in a principal amount of up to $550 million (the “Jefferies Specified Brands Facility”). Jefferies Finance LLC would act as administrative agent and collateral agent in respect of the Jefferies Facilities.

The Jefferies Facilities would mature on the fifth anniversary of the closing date of the Jefferies Facilities (the “Jefferies Closing Date”), subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”) if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Borrowers, Guarantees and Security:

Jefferies Brandco Facility. The borrower under the Jefferies Brandco Facility would be Products Corporation, and the Jefferies Brandco Facility would be guaranteed by certain indirect foreign subsidiaries of Products Corporation (the “Jefferies BrandCos”), whose direct and indirect subsidiaries (the “Jefferies Specified Brands Subsidiaries”) would be “Unrestricted Subsidiaries” for purposes of the existing debt agreements of Products Corporation and would hold various intellectual property assets related to the Elizabeth Arden and American Crew brands and certain other portfolio brands (the “Jefferies Specified Brand Assets”). The Jefferies BrandCos would not guarantee Products Corporation’s 2016 Term Loan Facility, but all guarantors of the 2016 Term Loan Facility would guarantee the Jefferies Brandco Facility. All of the assets of the Jefferies BrandCos (including the equity of the first-tier Jefferies Specified Brands Subsidiary) would be pledged to secure the Jefferies Brandco Facility on a first-priority basis and would not secure the 2016 Term Loan Facility, but the Jefferies Brandco Facility would be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Jefferies Specified Brands Facility. The borrower of the Jefferies Specified Brands Facility would be a Jefferies Specified Brands Subsidiary that is an indirect subsidiary of the Jefferies BrandCos (the “Jefferies Specified Brands Borrower”). The Jefferies Specified Brands Facility would be guaranteed by the direct parent of the Jefferies Specified Brands Borrower and each of the subsidiaries of the Jefferies Specified Brands Borrower. The Jefferies Specified Brands Facility would be secured by substantially all of the assets of the Jefferies Specified Brands Borrower and the other Jefferies Specified Brands Subsidiaries, which would include the Jefferies Specified Brand Assets.

Contribution and License Agreements: In connection with the pledge of the Jefferies Specified Brand Assets, Products Corporation would enter into intercompany arrangements pursuant to which the Jefferies Specified Brand Assets would be contributed to the Jefferies Specified Brand Subsidiaries. Products Corporation and/or its operating subsidiaries would enter into license and royalty arrangements on arm’s length terms with the relevant Jefferies Specified Brand Subsidiary to provide for their continued use of the Jefferies Specified Brand Assets during the term of the Jefferies Facilities.

Interest and Fees: Interest would accrue on the Jefferies Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation was also obligated to pay customary fees and expenses in connection with the Jefferies Facilities.

Affirmative and Negative Covenants: The Jefferies Facilities would contain certain affirmative and negative covenants that, among other things, limit the Jefferies Restricted Group’s (as defined below) ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The “Jefferies Restricted Group” means (a) with respect to the Jefferies Brandco Facility, Products Corporation and its restricted subsidiaries under the Jefferies Brandco Facility and (b) with respect to the Jefferies Specified Brands Facility, the Jefferies Specified Brands Subsidiaries. The Jefferies Facilities would also contain certain customary representations, warranties and events of default.

Prepayments: The Jefferies Facilities would be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The Jefferies Facilities would be repayable at any time, subject to customary prepayment premiums.

Amendment of Revolving Credit Agreement; Extension of Senior Secured First In, Last Out Tranche B to Revolving Credit Facility

On April 17, 2020 (the “FILO Closing Date”), Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 3 (“Amendment No. 3”) of Products Corporation’s asset-based revolving credit agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (as amended by Amendment No. 1, dated as of April 17, 2018, and Amendment No. 2, dated as of March 6, 2019, the “Existing Revolving Credit Agreement,” and as further amended by Amendment No. 3, the “Amended Revolving Credit Agreement”) in respect of Products Corporation’s existing senior secured asset-based revolving credit facility (as amended by Amendment No. 1 and Amendment No. 2, the “Existing Revolving Credit Facility” and as in effect after Amendment No. 3, the “Amended Revolving Credit Facility”).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Pursuant to the terms of Amendment No. 3, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out Tranche B of the Existing Revolving Credit Facility (the “FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). The remaining approximately $5.2 million of FILO Tranche loans were repaid as of the FILO Closing Date. The Existing Revolving Credit Agreement permits restricted payments subject to certain conditions and limitations. Amendment No. 3 prohibits any restricted payments from the FILO Closing Date until the earlier of the Extended Maturity Date and the date the FILO Tranche is terminated and repaid or refinanced in full, subject to certain exceptions for intercompany restricted payments. The Existing Revolving Credit Agreement also permits Products Corporation and its restricted subsidiaries to incur additional debt, make investments or restricted payments, dispose of assets or prepay junior lien indebtedness, provided that certain “payment conditions” are satisfied. Amendment No. 3, among other things, prohibits such actions made in reliance on the payment conditions (other than investments) from the FILO Closing Date until the earlier of the Extended Maturity Date and the date the FILO Tranche is terminated and repaid or refinanced in full. In addition, Amendment No. 3 increases the applicable interest margin for the FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%.

Commitment Letter with Ad Hoc Group of Term Loan Lenders

On April 14, 2020, Products Corporation entered into a binding commitment letter (the “AHG Commitment Letter”) with certain financial institutions (the “AHG Commitment Parties”) that are lenders or the affiliates of lenders (the “Ad Hoc Group” or the “AHG”) under Products Corporation’s 2016 Term Loan Facility. Pursuant to the AHG Commitment Letter and subject to the terms and conditions set forth therein, the AHG Commitment Parties have committed to provide the Company with senior secured term loan facilities (the “AHG Facilities” and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “AHG 2020 Refinancing Transactions”). See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions.

Under the AHG Commitment Letter, the funding of the AHG Facilities was contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the AHG Facilities and the Extension Amendment, absence of material adverse change and certain other customary conditions. In addition, the funding of the AHG Facilities was contingent on Products Corporation receiving the consent of lenders holding more than 50% of the loans outstanding under the 2016 Term Loan Facility, as described below. The commitments under the AHG Commitment Letter were available to the Company until May 14, 2020.

Principal and Maturity: The AHG Facilities will consist of (i) a senior secured term loan facility in a principal amount of up to $850 million (the “AHG New BrandCo Facility”), (ii) a senior secured term loan facility in a principal amount of up to $950 million (the “AHG Roll-up BrandCo Facility”) and (iii) a senior secured term loan facility in a principal amount to be based on participation in the Extension Amendment as further described below (the “AHG Junior Roll-up BrandCo Facility”). Jefferies Finance LLC will act as administrative agent and collateral agent in respect of the AHG Facilities and Jefferies LLC will act as sole lead arranger and sole bookrunner in respect of the AHG Facilities. On April 27, 2020, the parties amended the AHG Commitment Letter to increase the AHG New BrandCo Facility to $880 million, consisting of $815 million available on the closing date and $65 million available, at the Company’s sole option, as a single delayed borrowing on or after 10 days after the closing date until the date that is 15 business days after the closing date, the proceeds of which will be used to repay loans outstanding under the 2020 Incremental Facility (as hereinafter defined).

The proceeds of the AHG New BrandCo Facility will be used (i) to repay in full indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility (the “AHG Refinancing”), (ii) to pay fees and expenses in connection with the AHG Facilities and the AHG Refinancing and (iii) to the extent of any excess, for general corporate purposes, including repurchasing and retiring Products Corporation’s outstanding 5.75% Senior Notes at prevailing market prices. The proceeds of the AHG Roll-up BrandCo Facility will be used to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by the lenders participating in the AHG New BrandCo Facility.

Lenders under the 2016 Term Loan Facility who did not participate in the AHG New BrandCo Facility and the AHG Roll-up BrandCo Facility, but who nonetheless consented to the Extension Amendment were entitled to participate in the AHG Junior Roll-up BrandCo Facility with respect to a portion of their holdings of loans under the 2016 Term Loan Facility. The proceeds of the AHG Junior Roll-up BrandCo Facility will be used to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by such lenders.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The AHG Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due August 1, 2024 if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding.

Borrower, Guarantees and Security: The borrower under the AHG Facilities will be Products Corporation, and the AHG Facilities will be guaranteed by certain indirect foreign subsidiaries (or the domestic subsidiaries of foreign subsidiaries) of Products Corporation (the “AHG BrandCos”), which will hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other portfolio brands and certain owned fragrance brands (the “AHG Specified Brand Assets”). The AHG BrandCos will not guarantee the 2016 Term Loan Facility, but all guarantors of the 2016 Term Loan Facility will guarantee the AHG Facilities. All of the assets of the AHG BrandCos (including the equity of the AHG BrandCos) will be pledged to secure the AHG New BrandCo Facility on a first-priority basis, the AHG Roll-up BrandCo Facility on a second-priority basis and the AHG Junior Roll-up BrandCo Facility on a third-priority basis and will not secure the 2016 Term Loan Facility, but the AHG Facilities will be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the AHG Specified Brand Assets, Products Corporation will enter into intercompany arrangements pursuant to which the AHG Specified Brand Assets will be contributed to the AHG BrandCos. Products Corporation and/or its operating subsidiaries will enter into license and royalty arrangements on arm’s length terms with the relevant AHG BrandCos to provide for their continued use of the AHG Specified Brand Assets during the term of the AHG Facilities.

Interest and Fees: Interest will accrue on the AHG Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation will pay customary fees and expenses in connection with the AHG Facilities.

Affirmative and Negative Covenants: The AHG Facilities will contain certain affirmative and negative covenants that, among other things, limit Products Corporation and its restricted subsidiaries ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The AHG Facilities will also restrict distributions and other payments from the AHG BrandCos based on certain minimum thresholds of net sales with respect to the AHG Specified Brand Assets. The AHG Facilities will also contain certain customary representations, warranties and events of default.

Prepayments: The AHG Facilities will be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The AHG Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: In addition to the AHG Commitment Parties, the other lenders under the 2016 Term Loan Facility will be offered the opportunity to participate at par in the AHG Facilities based on their holdings of loans under the 2016 Term Loan Facility. Any lenders participating in the AHG Facilities will agree to consent to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) to, among other things, make certain modifications to the covenants thereof and extend the maturity date of the 2016 Term Loan Facility to June 30, 2025, subject to a springing maturity equal to the existing maturity date of the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the loans under the 2016 Term Loan Facility held by lenders that do not consent to the Extension Amendment remains outstanding, and subject to a springing maturity 91 days prior to the maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The effectiveness of the Extension Amendment, and therefore the completion of the AHG 2020 Refinancing Transactions, is contingent on Products Corporation receiving the consent of lenders holding more than 50% of the loans outstanding under the 2016 Term Loan Facility.

See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions. See also, “Financial Condition, Liquidity and Capital Resources - 2020 Committed Debt Financing” and Note 7, "Debt," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Consolidated net sales in the first quarter of 2020 were $453.0 million, a $100.2 million decrease, or 18.1%, compared to $553.2 million in the first quarter of 2019. Excluding the $8.9 million unfavorable impact of foreign currency fluctuations (referred herein as "FX", "XFX" or on an "XFX basis"), consolidated net sales decreased by $91.3 million, or 16.5%, during the first quarter of 2020. The XFX net sales decrease in the first quarter of 2020 was primarily due to: a $62.0 million, or 25.1%, decrease in Revlon segment net sales; a $13.7 million, or 12.3%, decrease in Elizabeth Arden segment net sales; a $10.4 million, or 13.5%, decrease in Fragrances segment net sales; and a $5.2 million, or 4.4%, decrease in Portfolio segment net sales. COVID-19 contributed to a $54 million, or 9.8% (10.0% XFX), decline in net sales in the first quarter of 2020, compared to the prior year quarter.

See "Segment Results" below for further information on net sales by segment.

Segment Results:

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 14, "Segment Data and Related Information," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2020	2019	$	%	$	%	2020	2019	$	%	$	%
Revlon	$181.8	$247.3	$(65.5)	(26.5)%	$(62.0)	(25.1)%	$15.6	$25.6	$(10.0)	(39.1)%	$(9.3)	(36.3)%
Elizabeth Arden	95.2	111.4	(16.2)	(14.5)%	(13.7)	(12.3)%	4.2	1.9	2.3	121.1%	2.8	147.4%
Portfolio	110.0	117.2	(7.2)	(6.1)%	(5.2)	(4.4)%	7.2	4.5	2.7	60.0%	2.9	64.4%
Fragrances	66.0	77.3	(11.3)	(14.6)%	(10.4)	(13.5)%	1.4	6.8	(5.4)	(79.4)%	(5.3)	(77.9)%
Total	$453.0	$553.2	$(100.2)	(18.1)%	$(91.3)	(16.5)%	$28.4	$38.8	$(10.4)	(26.8)%	$(8.9)	(22.9)%

(a) XFX excludes the impact of foreign currency fluctuations.
N.M. - Not meaningful

Revlon Segment

Revlon segment net sales in the first quarter of 2020 were $181.8 million, a $65.5 million, or 26.5%, decrease, compared to $247.3 million in the first quarter of 2019. Excluding the $3.5 million unfavorable FX impact, total Revlon segment net sales in the first quarter of 2020 decreased by $62.0 million, or 25.1%, compared to the first quarter of 2019. This decrease was primarily driven by lower net sales of Revlon color cosmetics, primarily in the U.S. mass retail channel, as well as lower net sales of Revlon-branded professional products primarily attributable to salon closures due to COVID-19.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon segment profit in the first quarter of 2020 was $15.6 million, a $10.0 million, or 39.1%, decrease, compared to $25.6 million in the first quarter of 2019. Excluding the $0.7 million unfavorable FX impact, Revlon segment profit in the first quarter of 2020 decreased by $9.3 million, or 36.3%, compared to the first quarter of 2019. This decrease was primarily driven by the Revlon segment's lower net sales, as described above, and lower gross profit margin, partially offset primarily by lower brand support expenses.

Elizabeth Arden Segment

Elizabeth Arden segment net sales in the first quarter of 2020 were $95.2 million, a $16.2 million, or 14.5%, decrease, compared to $111.4 million in the first quarter of 2019. Excluding the $2.5 million unfavorable FX impact, Elizabeth Arden segment net sales in the first quarter of 2020 decreased by $13.7 million, or 12.3%, compared to the first quarter of 2019. This decrease was primarily driven by lower net sales of certain Elizabeth Arden-branded skin care products and color cosmetics and of certain Elizabeth Arden-branded fragrances due to the closure of department stores and travel retail outlets as a result of COVID-19, partially offset by higher net sales of Ceramide skin care products internationally.

Elizabeth Arden segment profit in the first quarter of 2020 was $4.2 million, a $2.3 million, or 121.1%, increase, compared to $1.9 million in the first quarter of 2019. Excluding the $0.5 million unfavorable FX impact, Elizabeth Arden segment profit in the first quarter of 2020 increased by $2.8 million, or 147.4%, compared to the first quarter of 2019. This increase was primarily driven by the Elizabeth Arden segment's lower brand support and other SG&A expenses and higher gross profit margin, partially offset by the segment's lower net sales described above.

Portfolio Segment

Portfolio segment net sales in the first quarter of 2020 were $110.0 million, a $7.2 million, or 6.1%, decrease, compared to $117.2 million in the first quarter of 2019. Excluding the $2.0 million unfavorable FX impact, total Portfolio segment net sales in the first quarter of 2020 decreased by $5.2 million, or 4.4%, compared to the first quarter of 2019. This decrease was driven primarily by the Portfolio segment's lower net sales of Almay and SinfulColors color cosmetics, American Crew men's grooming products and CND nail products, driven, in part, by the closure of salons globally due to COVID-19. This decrease was partially offset by higher net sales of Mitchum anti-perspirant deodorants and Cutex nail care products, primarily in North America.
Portfolio segment profit in the first quarter of 2020 was $7.2 million, a $2.7 million, or 60.0%, increase compared to $4.5 million in the first quarter of 2019. Excluding the $0.2 million unfavorable FX impact, Portfolio segment profit in the first quarter of 2020 increased by $2.9 million compared to the first quarter of 2019. This increase was primarily driven by the Portfolio segment's lower SG&A and brand support expenses and higher gross profit margin, partially offset by the segment's lower net sales, as described above.

Fragrances Segment

Fragrances segment net sales in the first quarter of 2020 were $66.0 million, a $11.3 million, or 14.6%, decrease, compared to $77.3 million in the first quarter of 2019. Excluding the $0.9 million unfavorable FX impact, total Fragrances segment net sales in the first quarter of 2020 decreased by $10.4 million, or 13.5%, compared to the first quarter of 2019. This decrease was driven primarily by impacts from COVID-19 and category declines in the U.S. mass channel.

Fragrances segment profit in the first quarter of 2020 was $1.4 million, a $5.4 million, or 79.4%, decrease, compared to $6.8 million in the first quarter of 2019. Excluding the $0.1 million unfavorable FX impact, Fragrances segment profit in the first quarter of 2020 decreased by $5.3 million, or 77.9%, compared to the first quarter of 2019. This decrease was primarily driven by the Fragrances segment's lower net sales, as described above, partially offset by higher gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended March 31,		Change		XFX Change (a)
	2020	2019	$	%	$	%
Revlon
North America	$99.1	$133.2	$(34.1)	(25.6)%	$(34.0)	(25.5)%
International	82.7	114.1	(31.4)	(27.5)%	(28.0)	(24.5)%
Elizabeth Arden
North America	$21.4	$28.2	$(6.8)	(24.1)%	$(6.6)	(23.4)%
International	73.8	83.2	(9.4)	(11.3)%	(7.1)	(8.5)%
Portfolio
North America	$70.8	$70.1	$0.7	1.0%	$0.6	0.9%
International	39.2	47.1	(7.9)	(16.8)%	(5.8)	(12.3)%
Fragrances
North America	$42.2	$47.2	$(5.0)	(10.6)%	$(5.0)	(10.6)%
International	23.8	30.1	(6.3)	(20.9)%	(5.4)	(17.9)%
Total Net Sales	$453.0	$553.2	$(100.2)	(18.1)%	$(91.3)	(16.5)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the first quarter of 2020 decreased by $34.1 million, or 25.6%, to $99.1 million, compared to $133.2 million in the first quarter of 2019. Excluding the $0.1 million unfavorable FX impact, Revlon segment net sales in North America in the first quarter of 2020 decreased by $34.0 million, or 25.5%, compared to 2019. This decrease was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, as well as lower net sales of Revlon-branded beauty tools, partially offset primarily by higher net sales of Revlon ColorSilk hair color products within the U.S. mass retail channel.

International

Internationally, Revlon segment net sales in the first quarter of 2020 decreased by $31.4 million, or 27.5%, to $82.7 million, compared to $114.1 million in the first quarter of 2019. Excluding the $3.4 million unfavorable FX impact, Revlon segment International net sales in the first quarter of 2020 decreased by $28.0 million, or 24.5%, compared to the first quarter of 2019. This decrease was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics, primarily within the Company's Asia, EMEA and Pacific regions, as well as lower net sales of Revlon-branded hair-care professional products, due, in part, to COVID-related salon closures, and Revlon ColorSilk hair color products, primarily within the Company's EMEA region. This decrease was partially offset primarily by higher net sales of Revlon-branded beauty tool products in the Company's Pacific and Latin America regions.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the first quarter of 2020 decreased by $6.8 million, or 24.1%, to $21.4 million, compared to $28.2 million in the first quarter of 2019. Excluding the $0.2 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the first quarter of 2020 decreased by $6.6 million, or 23.4%, compared to the first quarter of 2019. This decrease was driven primarily by the Elizabeth Arden segment's lower net sales of Elizabeth Arden-branded skin care and color cosmetics products, as well as Elizabeth Arden-branded fragrances, due, in part, to store closures resulting from COVID-19 containment measures, partially offset by higher net sales of Elizabeth Arden Visible Difference skin care products.

International

Internationally, Elizabeth Arden segment net sales in the first quarter of 2020 decreased by $9.4 million, or 11.3%, to $73.8 million, compared to $83.2 million in the first quarter of 2019. Excluding the $2.3 million unfavorable FX impact, Elizabeth Arden segment International net sales in the first quarter of 2020 decreased by $7.1 million, or 8.5%, compared to the first quarter of 2019. This decrease was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products and color cosmetics products and of certain Elizabeth Arden-branded fragrances, primarily within the Company's Asia, Latin America and EMEA regions. This decrease was partially offset by higher net sales of Ceramide skin care products primarily within the Company's Asia region.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the first quarter of 2020 increased by $0.7 million, or 1.0%, to $70.8 million, as compared to $70.1 million in the first quarter of 2019. Excluding the $0.1 million favorable FX impact, Portfolio segment net sales in North America in the first quarter of 2020 increased by $0.6 million, or 0.9%, compared to the first quarter of 2019. This increase was driven primarily by the Portfolio segment's higher net sales of Mitchum anti-perspirant deodorants, as well as higher net sales of certain local and regional skin care products brands and of CND and Cutex nail products. This increase was partially offset primarily by lower net sales of Almay color cosmetics and American Crew men's grooming products.

International

Internationally, Portfolio segment net sales in the first quarter of 2020 decreased by $7.9 million, or 16.8%, to $39.2 million, compared to $47.1 million in the first quarter of 2019. Excluding the $2.1 million unfavorable FX impact, Portfolio segment International net sales decreased by $5.8 million, or 12.3%, in the first quarter of 2020, compared to the first quarter of 2019. This decrease was driven primarily by the Portfolio segment's lower net sales of local and regional brands and of American Crew men's grooming products and CND nail products, primarily in the Company's EMEA region. This decrease was partially offset by higher net sales of Mitchum anti-perspirant deodorants in the Company's EMEA, Pacific and Latin America regions.

Fragrances Segment

North America

In North America, Fragrances segment net sales in the first quarter of 2020 decreased by $5.0 million, or 10.6%, to $42.2 million, as compared to $47.2 million in the first quarter of 2019. This decrease was primarily driven by the Fragrances segment's lower net sales due to weakness in the mass retail channel.

International

Internationally, Fragrances segment net sales in the first quarter of 2020 decreased by $6.3 million, or 20.9%, to $23.8 million, compared to $30.1 million in the first quarter of 2019. Excluding the $0.9 million unfavorable FX impact, Fragrances segment International net sales decreased by $5.4 million, or 17.9%, in the first quarter of 2020, compared to the first quarter of

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2019. This decrease was primarily driven by the Fragrances segment's lower net sales of certain licensed fragrances in the Company's EMEA, Latin America and Asia regions.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Gross profit	$255.2	$315.4	$(60.2)
Percentage of net sales	56.3%	57.0%	(0.7)%

Gross profit decreased by $60.2 million in the first quarter of 2020, as compared to the first quarter of 2019. Unfavorable sales volume decreased gross profit in the first quarter of 2020 by approximately $71 million, compared to the first quarter of 2019, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the first quarter of 2020 decreased by 0.7 percentage points, as compared to the first quarter of 2019. The drivers of the decrease in gross margin in the first quarter of 2020, as compared to the first quarter of 2019, primarily included:

•higher sales allowances, which decreased gross margin by approximately 1.0 percentage points; and
•higher inventory obsolescence reserves, which decreased gross margin by 0.1 percentage points;

with the foregoing partially offset primarily by:

•the impact of the cost reductions resulting from the Company's restructuring initiatives, which increased gross margin by 0.4 percentage points.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
SG&A expenses	$289.4	$332.6	$(43.2)

SG&A expenses decreased by $43.2 million in the first quarter of 2020, compared to the first quarter of 2019, primarily driven by:
•a decrease of approximately $22 million in brand support expenses, resulting from the Company's ongoing cost reduction initiatives, and decreased media spend that aligned with the lower net sales, primarily in North America within the Revlon segment and, to a lesser extent, within the Portfolio and the Elizabeth Arden segments;
•lower general and administrative expenses of approximately $12 million, primarily associated with the Company's cost optimization initiatives (including the 2018 Optimization Program and the Revlon 2020 Restructuring Program), lower incentive compensation and lower travel and other expenses as a result of COVID-19;
•lower distribution expenses of approximately $5 million, driven by the net sales decline; and
•favorable FX impact of approximately $4 million.

Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration and divestiture costs for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Integration Costs	$—	$0.6	$(0.6)
Divestiture Costs	2.1	—	2.1
Total acquisition, integration and divestiture costs	$2.1	$0.6	$1.5

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company incurred $2.1 million of divestiture costs in the first quarter of 2020 including $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving Revlon and third parties pursuant to the Strategic Review and approximately $1.4 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 Transaction Incentive Program (the "2019 TIP"; see Note 11, "Stock Compensation Plan," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q for additional details on the 2019 TIP).

The Company incurred $0.6 million of integration costs in the first quarter of 2019, primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Restructuring charges and other, net	$24.8	$5.5	$19.3

Restructuring charges and other, net increased $19.3 million during the first quarter of 2020, compared to the first quarter of 2019, primarily due to higher charges in connection with the Revlon 2020 Restructuring Program (as defined below). Further information on the Company's restructuring charges in relation to its restructuring initiatives follows.

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

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 1,000 positions worldwide, including approximately 650 current employees and approximately 350 open positions of which approximately 700 were eliminated by March 31, 2020.

In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company currently expects to substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company expects to recognize during 2020 approximately $60 million to $70 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition, the Company expects restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022. The Company expects that substantially all of these restructuring charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022. As of first quarter of 2020, the Company recorded $34.4 million of restructuring and related charges under the 2020 Restructuring Program consisting of: (i) $25.6 million of severance and other personnel costs; and (ii) $8.8 million of lease and other restructuring-related charges that were recorded within SG&A. Of these charges, approximately $0.8 million were paid through March 31, 2020.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company expects to realize approximately $105 million to $115 million of in-year cost reductions.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2018 Optimization Program
During 2018, the Company announced a new 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the first quarter of 2020, the Company recorded $0.3 million of net restructuring and related charges under the 2018 Optimization Program consisting of: (i) $0.7 million of other restructuring-related charges that were recorded within SG&A and cost of sales, partially offset by (ii) $0.4 million due to the reversal during the first quarter of 2020 of previously accrued severance, personnel benefits and other restructuring costs. The Company recognized approximately $39.8 million of cumulative total pre-tax restructuring and related charges under the 2018 Optimization Program since its inception in November 2018, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges within SG&A and cost of sales and approximately $6.5 million of additional capital expenditures. As of March 31, 2020, restructuring and related charges to be paid in cash are approximately $35 million of the total charges, of which approximately $29.1 million were already paid through March 31, 2020, with any residual balance expected to be paid during the remainder of 2020.

During the first quarter of 2019, the Company recorded $11.7 million of restructuring and related charges under the 2018 Optimization Program consisting of: (i) $5.1 million of severance and other personnel costs; and (ii) $6.6 million of other restructuring-related charges that were recorded within SG&A.

For further information on the Revlon 2020 Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Impairment charges	$124.3	$—	$124.3

During the first quarter of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform interim impairment analyses. These indicators included a deterioration in the general economic conditions, developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's internal forecasts as a result of COVID-19. Based on the interim impairment analyses, the Company recorded $124.3 million of total non-cash impairment charges for the first quarter of 2020. For further information on these non-cash impairment charges, see Note 5, “Goodwill and Intangible Assets, Net,” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Interest expense	$48.4	$47.7	$0.7

The $0.7 million increase in interest expense in the first quarter of 2020, as compared to the first quarter of 2019, was primarily due to higher debt balances resulting from the 2019 Term Loan Facility entered into in August 2019, partially offset by lower average interest rates. For information on the terms and conditions of these debt instruments, see Note 7, “Debt” to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q and Note 9, "Debt," in the Audited Consolidated Financial Statements in the Company's 2019 Form 10-K. Also, please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 2 of this Form 10-Q for further information.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Foreign currency losses, net:
The table below shows the Company's foreign currency losses, net for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Foreign currency losses, net	$16.6	$0.2	$16.4

The $16.4 million increase in foreign currency losses, net, during the first quarter of 2020, compared to the first quarter of 2019, was primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables and foreign currency denominated receivables compared to the prior year's quarter.

(Benefit from) provision for income taxes:
The table below shows the Company's (benefit from) provision for income taxes for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
(Benefit from) provision for income taxes	$(37.2)	$0.1	$(37.3)

The Company recorded a benefit from income taxes of $37.2 million and a provision for income taxes $0.1 million for the first quarter of 2020 and the first quarter of 2019, respectively. The $37.3 million decrease in the provision for income taxes for the first quarter of 2020, compared to same period in 2019, was primarily due to: (i) the increased loss from continuing operations before income taxes; (ii) the mix and level of earnings; (iii) the U.S. tax on the Company's foreign earnings; and (iv) the release of uncertain tax positions for the three months ended March 31, 2020, compared to establishment of uncertain tax positions for the three months ended March 31, 2019, partially offset by the net change in valuation allowances recorded for the three months ended March 31, 2020 related to the limitation on the deductibility of interest.

The Company's effective tax rate for the three months ended March 31, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
The Company's effective tax rate for the three months ended March 31, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, the deferral of employer social security tax payments, acceleration of alternative minimum tax credit refunds and the increase of the net interest deduction limitation from 30% to 50%. The Company continues to examine the impact that the CARES Act may have on its results of operations, financial condition and/or financial statement disclosures.
The Company expects that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year.

As of the first quarter of 2020, the Company concluded that, based on its evaluation of objective verifiable evidence, it does not require a valuation allowance on its federal deferred tax assets, other than those associated with the limitation on the deductibility of interest. The Company does have a valuation allowance on deferred tax assets associated with its activity in certain U.S. states and foreign jurisdictions. These conclusions regarding the establishment of valuation allowances on the Company's deferred tax assets as of the first quarter of 2020 are consistent with the Company's conclusions on such matters as of the year ended December 31, 2019. However, if the Company does not generate sufficient taxable income in future periods, its deferred tax assets may not be realizable on a more-likely-than-not basis, which would result in the Company having to establish an additional valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both negative and positive, to determine whether such additional valuation allowance is warranted.

For further information, see Note 12, "Income Taxes," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q, as well as Note 14, "Income Taxes," to the Consolidated Financial Statements in the Company's 2019 Form 10-K and Item 1A. “Risk Factors-Uncertainties in the interpretation and application of the U.S. income tax provisions could have a

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2019 Form 10-K.

Results of Operations — Products Corporation

Products Corporation's Unaudited Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Unaudited Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended March 31,
	2020	2019
Net loss - Revlon, Inc.	$(213.9)	$(75.1)
Selling, general and administrative expenses - public company costs	2.0	1.8
Provision for income taxes	(0.3)	(0.2)
Net loss - Products Corporation	$(212.2)	$(73.5)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources
At March 31, 2020, the Company had a liquidity position of $121.0 million, consisting of: (i) $62.8 million of unrestricted cash and cash equivalents; (ii) $34.3 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $341.5 million drawn at such date); (iii) $30 million in available borrowing capacity under the Amended 2019 Senior Line of Credit Facility, which had no borrowings at such date; and less (iv) $6.1 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of March 31, 2020, all of the $34.3 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. See Note 7, "Debt," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q and Note 9, "Debt," to the Company's Audited Consolidated Financial Statements in the Company’s 2019 Form 10-K for detailed information on the term and conditions of the Company’s various debt instruments. See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions.

Jefferies 2020 Committed Debt Financing

In March 2020, Products Corporation entered into a binding Commitment Letter with Jefferies Finance LLC (the “Jefferies Commitment Party” and the “Jefferies Commitment Letter,” respectively). Pursuant to the Jefferies Commitment Letter and subject to the terms and conditions set forth therein, the Jefferies Commitment Party committed to provide senior secured term loan facilities in an aggregate principal amount of up to $850 million (the “Jefferies Facilities” and the “Jefferies 2020 Refinancing Transactions”). The proceeds of the Jefferies Facilities were expected to be used: (i) to repay in full indebtedness outstanding under Products Corporation’s 5.75% Senior Notes due February 2021 and Products Corporation’s 2019 Term Loan Facility (the “Jefferies Refinancing”); (ii) to pay fees and expenses in connection with the Jefferies Facilities and the Refinancing; and (iii) to the extent of any excess, for general corporate purposes. The funding of the Jefferies Facilities was contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the Jefferies Facilities, absence of material adverse change and certain other customary conditions. The commitments under the Jefferies Commitment Letter were available to the Company until June 30, 2020, unless the Jefferies Refinancing was consummated or the maturity of certain other material indebtedness of Products Corporation was accelerated prior to such date. As of March 31, 2020, the Jefferies 2020 Refinancing Transactions had not been consummated and following such date it was superseded by the closing of the 2020 Refinancing Transactions with the Ad Hoc Group. See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the AHG 2020 Refinancing Transactions.

Principal and Maturity: The Jefferies Facilities would consist of (i) a senior secured term loan facility in a principal amount of up to $300 million (the “Jefferies Brandco Facility”) and (ii) a senior secured term loan facility in a principal amount of up to $550 million (the “Jefferies Specified Brands Facility”). Jefferies Finance LLC would act as administrative agent and collateral agent in respect of the Jefferies Facilities.

The Jefferies Facilities would mature on the fifth anniversary of the closing date of the Jefferies Facilities (the “Jefferies Closing Date”), subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”) if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding.

Borrowers, Guarantees and Security:

Jefferies Brandco Facility. The borrower under the Jefferies Brandco Facility would be Products Corporation, and the Jefferies Brandco Facility would be guaranteed by certain indirect foreign subsidiaries of Products Corporation (the “Jefferies BrandCos”), whose direct and indirect subsidiaries (the “Jefferies Specified Brands Subsidiaries”) would be “Unrestricted Subsidiaries” for purposes of the existing debt agreements of Products Corporation and would hold various intellectual property assets related to the Elizabeth Arden and American Crew brands and certain other portfolio brands (the “Jefferies Specified Brand Assets”). The Jefferies BrandCos would not guarantee Products Corporation’s 2016 Term Loan Facility, but all guarantors of the 2016 Term Loan Facility would guarantee the Jefferies Brandco Facility. All of the assets of the Jefferies BrandCos (including the equity of the first-tier Jefferies Specified Brands Subsidiary) would be pledged to secure the Jefferies Brandco Facility on a first-priority basis and would not secure the 2016 Term Loan Facility, but the Jefferies Brandco Facility would be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Jefferies Specified Brands Facility. The borrower of the Jefferies Specified Brands Facility would be a Jefferies Specified Brands Subsidiary that is an indirect subsidiary of the Jefferies BrandCos (the “Jefferies Specified Brands Borrower”). The Jefferies Specified Brands Facility would be guaranteed by the direct parent of the Jefferies Specified Brands Borrower and each of the subsidiaries of the Jefferies Specified Brands Borrower. The Jefferies Specified Brands Facility would be secured by substantially all of the assets of the Jefferies Specified Brands Borrower and the other Jefferies Specified Brands Subsidiaries, which would include the Jefferies Specified Brand Assets.

Contribution and License Agreements: In connection with the pledge of the Jefferies Specified Brand Assets, Products Corporation would enter into intercompany arrangements pursuant to which the Jefferies Specified Brand Assets would be contributed to the Jefferies Specified Brand Subsidiaries. Products Corporation and/or its operating subsidiaries would enter into license and royalty arrangements on arm’s length terms with the relevant Jefferies Specified Brand Subsidiary to provide for their continued use of the Jefferies Specified Brand Assets during the term of the Jefferies Facilities.

Interest and Fees: Interest would accrue on the Jefferies Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation was also obligated to pay customary fees and expenses in connection with the Jefferies Facilities.

Affirmative and Negative Covenants: The Jefferies Facilities would contain certain affirmative and negative covenants that, among other things, limit the Jefferies Restricted Group’s (as defined below) ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The “Jefferies Restricted Group” means (a) with respect to the Jefferies Brandco Facility, Products Corporation and its restricted subsidiaries under the Jefferies Brandco Facility and (b) with respect to the Jefferies Specified Brands Facility, the Jefferies Specified Brands Subsidiaries. The Jefferies Facilities would also contain certain customary representations, warranties and events of default.

Prepayments: The Jefferies Facilities would be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The Jefferies Facilities would be repayable at any time, subject to customary prepayment premiums.

Amendment of Revolving Credit Agreement; Extension of Senior Secured First In, Last Out Tranche B to Revolving Credit Facility

On April 17, 2020 (the “FILO Closing Date”), Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 3 (“Amendment No. 3”) of Products Corporation’s asset-based revolving credit agreement with Citibank, N.A., acting as administrative agent, collateral agent, issuing lender, local fronting lender and swingline lender and the other issuing lenders (as amended by Amendment No. 1, dated as of April 17, 2018, and Amendment No. 2, dated as of March 6, 2019, the “Existing Revolving Credit Agreement,” and as further amended by Amendment No. 3, the “Amended Revolving Credit Agreement”) in respect of Products Corporation’s existing senior secured asset-based revolving credit facility (as amended by Amendment No. 1 and Amendment No. 2, the “Existing Revolving Credit Facility” and as in effect after Amendment No. 3, the “Amended Revolving Credit Facility”).

Pursuant to the terms of Amendment No. 3, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out Tranche B of the Existing Revolving Credit Facility (the “FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Extended Maturity Date”). The remaining approximately $5.2 million of FILO Tranche loans were repaid as of the FILO Closing Date. The Existing Revolving Credit Agreement permits restricted payments subject to certain conditions and limitations. Amendment No. 3 prohibits any restricted payments from the FILO Closing Date until the earlier of the Extended Maturity Date and the date the FILO Tranche is terminated and repaid or refinanced in full, subject to certain exceptions for intercompany restricted payments. The Existing Revolving Credit Agreement also permits Products Corporation and its restricted subsidiaries to incur additional debt, make investments or restricted payments, dispose of assets or prepay junior lien indebtedness, provided that certain “payment conditions” are satisfied. Amendment No. 3, among other things, prohibits such actions made in reliance on the payment conditions (other than investments) from the FILO Closing Date until the earlier of the Extended Maturity Date and the date the FILO Tranche is terminated and repaid or refinanced in full. In addition, Amendment No. 3 increases the applicable interest margin for the FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%.

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes. The commitments in respect of the 2020 Incremental Facility terminate on September 7, 2021, subject to a springing maturity 91 days prior to the maturity date of Products Corporations 5.75% Senior if, on such date, any such notes remain outstanding and certain liquidity requirements are not satisfied. Outstanding amounts under the 2020 Incremental Facility bear interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility are otherwise substantially consistent with the existing term loans under the 2016 Term Loan Agreement.

Commitment Letter with Ad Hoc Group of Term Loan Lenders

On April 14, 2020, Products Corporation entered into a binding commitment letter (the “AHG Commitment Letter”) with certain financial institutions (the “AHG Commitment Parties”) that are lenders or the affiliates of lenders (the “Ad Hoc Group” or the “AHG”) under Products Corporation’s 2016 Term Loan Facility. Pursuant to the AHG Commitment Letter and subject to the terms and conditions set forth therein, the AHG Commitment Parties have committed to provide the Company with senior secured term loan facilities (the “AHG Facilities” and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “AHG 2020 Refinancing Transactions”). See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions.

Under the AHG Commitment Letter, the funding of the AHG Facilities was contingent on the satisfaction of a limited number of customary conditions, including the execution of definitive loan documentation for the AHG Facilities and the Extension Amendment, absence of material adverse change and certain other customary conditions. In addition, the funding of the AHG Facilities was contingent on Products Corporation receiving the consent of lenders holding more than 50% of the loans outstanding under the 2016 Term Loan Facility, as described below. The commitments under the AHG Commitment Letter were available to the Company until May 14, 2020.

Principal and Maturity: The AHG Facilities will consist of (i) a senior secured term loan facility in a principal amount of up to $850 million (the “AHG New BrandCo Facility”), (ii) a senior secured term loan facility in a principal amount of up to $950 million (the “AHG Roll-up BrandCo Facility”) and (iii) a senior secured term loan facility in a principal amount to be based on participation in the Extension Amendment as further described below (the “AHG Junior Roll-up BrandCo Facility”). Jefferies Finance LLC will act as administrative agent and collateral agent in respect of the AHG Facilities and Jefferies LLC will act as sole lead arranger and sole bookrunner in respect of the AHG Facilities. On April 27, 2020, the parties amended the AHG Commitment Letter to increase the AHG New BrandCo Facility to $880 million, consisting of $815 million available on the closing date and $65 million available, at the Company’s sole option, as a single delayed borrowing on or after 10 days after the closing date until the date that is 15 business days after the closing date, the proceeds of which will be used to repay loans outstanding under the 2020 Incremental Facility (as hereinafter defined).

The proceeds of the AHG New BrandCo Facility will be used (i) to repay in full indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility (the “AHG Refinancing”), (ii) to pay fees and expenses in connection with the AHG Facilities and the AHG Refinancing and (iii) to the extent of any excess, for general corporate purposes, including repurchasing and retiring Products Corporation’s outstanding 5.75% Senior Notes at prevailing market prices. The proceeds of the AHG Roll-up BrandCo Facility will be used to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by the lenders participating in the AHG New BrandCo Facility.

Lenders under the 2016 Term Loan Facility who did not participate in the AHG New BrandCo Facility and the AHG Roll-up BrandCo Facility, but who nonetheless consented to the Extension Amendment were entitled to participate in the AHG Junior Roll-up BrandCo Facility with respect to a portion of their holdings of loans under the 2016 Term Loan Facility. The proceeds of the AHG Junior Roll-up BrandCo Facility will be used to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by such lenders.

The AHG Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due August 1, 2024 if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding.

Borrower, Guarantees and Security: The borrower under the AHG Facilities will be Products Corporation, and the AHG Facilities will be guaranteed by certain indirect foreign subsidiaries (or the domestic subsidiaries of foreign subsidiaries) of Products Corporation (the “AHG BrandCos”), which will hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other portfolio brands and certain owned fragrance brands (the “AHG Specified Brand Assets”). The AHG BrandCos will not guarantee the 2016 Term Loan Facility, but all guarantors of the 2016 Term Loan Facility will guarantee the AHG Facilities. All of the assets of the AHG BrandCos (including the equity of the AHG BrandCos) will be pledged to secure the AHG New BrandCo Facility on a first-priority basis, the AHG Roll-up BrandCo Facility on a second-priority basis and the AHG Junior Roll-up BrandCo Facility on a third-priority basis and will not secure the 2016 Term Loan Facility, but the AHG Facilities will be secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the AHG Specified Brand Assets, Products Corporation will enter into intercompany arrangements pursuant to which the AHG Specified Brand Assets will be contributed to the AHG BrandCos. Products Corporation and/or its operating subsidiaries will enter into license and royalty arrangements on arm’s length terms with the relevant AHG BrandCos to provide for their continued use of the AHG Specified Brand Assets during the term of the AHG Facilities.

Interest and Fees: Interest will accrue on the AHG Facilities at a rate per annum of adjusted LIBOR plus a fixed margin. Products Corporation will pay customary fees and expenses in connection with the AHG Facilities.

Affirmative and Negative Covenants: The AHG Facilities will contain certain affirmative and negative covenants that, among other things, limit Products Corporation and its restricted subsidiaries ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The AHG Facilities will also restrict distributions and other payments from the AHG BrandCos based on certain minimum thresholds of net sales with respect to the AHG Specified Brand Assets. The AHG Facilities will also contain certain customary representations, warranties and events of default.

Prepayments: The AHG Facilities will be subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The AHG Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: In addition to the AHG Commitment Parties, the other lenders under the 2016 Term Loan Facility will be offered the opportunity to participate at par in the AHG Facilities based on their holdings of loans under the 2016 Term Loan Facility. Any lenders participating in the AHG Facilities will agree to consent to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) to, among other things, make certain modifications to the covenants thereof and extend the maturity date of the 2016 Term Loan Facility to June 30, 2025, subject to a springing maturity equal to the existing maturity date of the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the loans under the 2016 Term Loan Facility held by lenders that do not consent to the Extension Amendment remains outstanding, and subject to a springing maturity 91 days prior to the maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The effectiveness of the Extension Amendment, and therefore the completion of the AHG 2020 Refinancing Transactions, is contingent on Products Corporation receiving the consent of lenders holding more than 50% of the loans outstanding under the 2016 Term Loan Facility.

March 2019 Amendment to the 2016 Revolving Credit Facility
In March 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement (as amended by Amendment No. 2, the “Amended 2016 Revolving Credit Agreement”) in respect of the 2016 Revolving Credit Facility (as in effect after Amendment No. 2, the “Amended 2016 Revolving Credit Facility”). Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. See above in this Item 2, “Recent Developments-Recent Debt Transactions-April 2020 Amendment to the 2016 Revolving Credit Facility,” for information on, among other things, the extension of the maturity of the Tranche B of the Amended 2016 Revolving Credit Facility to May 17, 2020.

The Company’s foreign subsidiaries held $57.7 million out of the Company's total $62.8 million in cash and cash equivalents as of March 31, 2020. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables. The Company believes that it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and other permissible borrowings, along with the option to further settle historical intercompany loans and payables with certain foreign subsidiaries. See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program, which was initiated during the first quarter of 2020, the 2018 Optimization Program, and cost reductions generated from other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to COVID-19 (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review. For information on certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K. During the first quarter of 2020, as part of continuing to effectively manage its working capital needs, the Company continued to repatriate funds to the U.S. using tax-effective methods, such as through the settlement of historical loans and payables due from certain foreign subsidiaries.

Changes in Cash Flows
As of March 31, 2020, the Company had cash, cash equivalents and restricted cash of $79.2 million, compared with $104.5 million at December 31, 2019. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(77.6)	$(28.4)
Net cash used in investing activities	(1.8)	(5.8)
Net cash provided by financing activities	57.4	16.2
Effect of exchange rate changes on cash and cash equivalents	(3.3)	0.3
Net decrease in cash, cash equivalents and restricted cash	(25.3)	(17.7)
Cash, cash equivalents and restricted cash at beginning of period	104.5	87.5
Cash, cash equivalents and restricted cash at end of period	$79.2	$69.8

Operating Activities
Net cash used in operating activities was $77.6 million and $28.4 million for the first quarter of 2020 and 2019, respectively. The increase in cash used in operating activities for the first quarter of 2020, compared to the first quarter of 2019, was primarily driven by lower net sales and unfavorable working capital changes.

Investing Activities
Net cash used in investing activities was $1.8 million for the first quarter of 2020, compared to $5.8 million of net cash used in investing activities for the first quarter of 2019. The decrease in cash used in investing activities was related to lower capital expenditures in the first quarter of 2020 compared to 2019.

Financing Activities
Net cash provided by financing activities was $57.4 million and $16.2 million for the first quarter of 2020 and 2019, respectively.
Net cash provided by financing activities for the first quarter of 2020 primarily included:
•$69.1 million of borrowings under the Amended 2016 Revolving Credit Facility;
with the foregoing partially offset by:
•$6.4 million of decreases in short-term borrowings and overdraft; and
•$0.3 million of payments of financing costs incurred in connection with the Jefferies 2020 Refinancing Transactions.
Net cash provided by financing activities for the three months ended March 31, 2019 primarily included:
•$40.6 million of borrowings under the Amended 2016 Revolving Credit Facility; and
with the foregoing partially offset by:
•$17.2 million of decreases in short-term borrowings and overdraft;
•$4.5 million of repayments under the 2016 Term Loan Facility; and
•$0.9 million of payment of financing costs incurred in connection with the Amendment No. 2 to the Amended 2016 Revolving Credit Facility.

Long-Term Debt Instruments

For detailed information on the terms and conditions of Products Corporation’s various outstanding debt instruments, including, without limitation, the 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility
(which was fully repaid as part of consummating the 2020 Refinancing Transactions), 2018 Foreign Asset-Based Term Facility, Amended 2019 Senior Line of Credit Facility, 5.75% Senior Notes and 6.25% Senior Notes, see Note 9, "Debt," to the Consolidated Financial Statements in Revlon's 2019 Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in Revlon's 2019 Form 10-K. See also Item 2, “Recent Developments-Recent Debt Transactions” in this MD&A and Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions. For information regarding certain risks related to the Company’s indebtedness, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement (which was fully repaid as part of consummating the 2020 Refinancing Transactions), the 2018 Foreign Asset-Based Term Agreement, the Amended 2019 Senior Line of Credit Agreement as of March 31, 2020. As of March 31, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2020	Availability at March 31, 2020 (a)
Tranche A of the Amended 2016 Revolving Credit Facility	$400.0	$352.0	$306.7	$34.3
Tranche B of the Amended 2016 Revolving Credit Facility	41.5	34.8	34.8	—
Total Tranche A & B of the Amended 2016 Revolving Credit Facility(a)	$441.5	$386.8	$341.5	$34.3
Amended 2019 Senior Line of Credit Facility	$30.0	N/A	$—	$30.0
(a) Availability at March 31, 2020 is based upon the borrowing base then in effect of $386.8 million, less $11.0 million of outstanding undrawn letters of credit and $341.5 million then drawn. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of March 31, 2020, all of the $34.3 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.

Products Corporation was in compliance with all applicable covenants under its Senior Notes Indentures as of March 31, 2020, with there being $500 million and $450 million in aggregate principal amount outstanding under the 5.75% Senior Notes and 6.25% Senior Notes, respectively, as of March 31, 2020.

Sources and Uses
The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and other permissible borrowings. The 2016 Credit Agreements, the 2019 Term Loan Agreement (which was fully repaid as part of consummating the 2020 Refinancing Transactions), the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K.

The Company’s cash contributions to its pension and post-retirement benefit plans in the first quarter of 2020 were $3.6 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $18 million in the aggregate for 2020. The Company’s cash taxes paid in the first quarter of 2020 were $1.0 million. The Company expects to pay cash taxes totaling approximately $10 million to $15 million in the aggregate during 2020. For a further discussion, see Note 10, "Pension and Post-Retirement Benefits," and Note 12, "Income Taxes," to the Company's Unaudited Consolidated Financial Statements in this Form 10-Q.
The Company’s purchases of permanent wall displays and capital expenditures in the first quarter of 2020 were $7.0 million and $1.8 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $30 million to $40 million in the aggregate during 2020 and expects that capital expenditures will total approximately $15 million to $25 million in the aggregate during 2020.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2020, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program, and cost reductions generated from other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under Products Corporation’s Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2019 Form 10-K.

If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to the COVID-19 pandemic or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2016 Credit Agreements, the 2019 Term Loan Agreement (which was fully repaid as part of consummating the 2020 Refinancing Transactions), the Senior Notes Indentures and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. See Part II, Item 5. “Other Information” in this Form 10-Q for details regarding the Company’s consummation of the 2020 Refinancing Transactions. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company's 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in this Form 10-Q.

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
For a discussion of the Company's critical accounting policies, see the Company's 2019 Form 10-K.
Recently Issued Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 1, "Description of Business and Summary of Significant Accounting Policies," to the Unaudited Consolidated Financial Statements in this Form 10-Q.

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as a smaller reporting company.

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). Other than as described in Item 9A. “Controls and Procedures” in the Company’s 2019 Form 10-K regarding the remediation of a prior material weakness, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. For further information, see the Company’s 2019 Form 10-K, Part I, Item 1A. Risk Factors – “The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.”

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended March 31, 2020, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)the Company's future financial performance and/or sales growth;
(ii)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
(iii)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information,” other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
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
(v)the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (1) the Company’s plans to implement the Revlon 2020 Restructuring Program; including its expectation and belief that the Revlon 2020 Restructuring Program will reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the
Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity, as well as rightsizing the organization and operating with more efficient workflows and processes and that the leaner organizational structure will improve communication flow and cross-functional collaboration, leveraging the more efficient business processes; (2) the Company’s expectation that the Revlon 2020 Restructuring Program will result in the elimination of approximately 1,000 positions worldwide including approximately 650 current employees and approximately 350 open positions; (3) the Company’s expectation that it will substantially complete the employee-related actions by the end of 2020 and the other consolidation and outsourcing actions during 2021 and 2022; (4) the Company’s expectations regarding the amount and timing of the 2020 Restructuring Charges and payments related to the Revlon 2020 Restructuring Program, including that: (a) it will recognize during 2020 approximately $60 million to $70 million of total pre-tax restructuring and related charges and in addition restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022; and (b) substantially all of the 2020 Restructuring Charges will be paid in cash, with approximately $55 million to $65 million of the total charges expected to be paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022; and (5) the Company’s expectations that as a result of the Revlon 2020 Restructuring Program, the Company will deliver in the range of $200 million to $230 million of annualized cost reductions by the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020, including the Company’s expectations that during 2020, the Company will realize approximately $105 million to $115 million of in-year cost reductions;
(vi)the Company's expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its 2018 Optimization Program and its Revlon 2020 Restructuring Program and cost reductions generated from other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
(vii)the Company's expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from the implementation of the 2018 Optimization Program and the Revlon 2020 Restructuring Program and from other cost reduction initiatives, including, without limitation, new interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors), as well as funds provided by selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
(viii)the Company's expected principal uses of funds, including amounts required for payment of operating expenses including in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;
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
(xii)the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and the Company's expectations regarding whether it will be required to establish additional valuation allowances on its deferred tax assets;
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
(xiv)the Company's plans to explore certain strategic transactions pursuant to the Strategic Review; and
(xv)the Company’s belief that the COVID-19 impact on its business will peak during the second quarter of 2020.

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2019 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2020 and 2019 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this Form 10-Q for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to COVID-19, shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities, whether attributable to COVID-19 or otherwise; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America, whether attributable to COVID-19 or otherwise; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products, whether attributable to COVID-19 or otherwise; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels, whether attributable to COVID-19 or otherwise; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans, whether attributable to COVID-19 or otherwise; decreased sales of the Company’s existing or new products, whether attributable to COVID-19 or otherwise; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers, whether attributable to COVID-19 or otherwise; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(ii)in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, whether attributable to COVID-19 or otherwise, inflation, increasing interest rates, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities) and natural disasters, such as the devastating fires in Australia and the earthquakes in Puerto Rico;
(iii)unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company's business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company's manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company's inability to optimally implement the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and/or other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2018 Foreign Asset-Based Term Facility;
(iv)difficulties, delays in or less than expected results from the Company's efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company's consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions, in each case whether attributable to COVID-19 or otherwise; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, in each case whether attributable to COVID-19 or otherwise; and/or (3) difficulties or disruptions impacting the Company's ability to ensure availability of its products where consumers shop, both in-store and increasingly online;
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
(vi)lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and/or other permissible borrowings or generated from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and/or other cost control initiatives, including, without limitation, new interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors), and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under Products Corporation's Amended 2016 Revolving Credit Facility, the Amended 2019 Senior Line of Credit Facility, the 2020 Refinancing Transactions as detailed in Part II, Item 5. “Other Information” and/or other permissible borrowings; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program
and from other cost reduction initiatives, including, without limitation, new interim measures to reduce costs in response to the COVID-19 pandemic (such as: (i) switching to a reduced work week and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based employees and those in certain other locations; (iii) suspending Company discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors), and/or from selling certain assets (such as the Natural Honey and Floid brands that were sold in December 2019) in connection with the Company's ongoing Strategic Review;
(viii)higher than expected operating expenses, such as higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs (such as the 2018 Optimization Program and/or the Revlon 2020 Restructuring Program), severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise;
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
(xiv)difficulties or delays that could affect the Company's ability to consummate one or more transactions pursuant to the Strategic Review, such as due to the Company's respective businesses experiencing disruptions due to transaction-related uncertainty or other factors; and/or
(xv)difficulties with, delays in or the inability to achieve the Company’s expected results, such as due to, among other things, the Company’s business experiencing greater than anticipated disruptions due to COVID-19 related uncertainty or other related factors making it more difficult to maintain relationships with employees, business partners or governmental entities and/or other unanticipated circumstances, trends or events affecting the Company’s financial performance, including decreased consumer spending in response to the COVID-19 pandemic and related conditions and restrictions, weaker than expected economic conditions due to the COVID-19 pandemic and its related restrictions and conditions continuing for periods longer than currently estimated or COVID-19 expanding into more territories than currently anticipated, or other weakness in the consumption of beauty-related products, lower than expected acceptance of the Company’s new products, adverse changes in foreign currency exchange rates, decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third party suppliers.

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

While the full impact on the Company’s business from the recent outbreak of the coronavirus is unknown at this time and difficult to predict, various aspects of the Company’s business has been, and for the foreseeable future could continue to be, significantly adversely affected by the outbreak and the possible recurrence of other similar pandemic public health problems. In early 2020, China began reporting on the spread of the coronavirus and thousands of cases of the disease have since been identified throughout the rest of Asia, as well as in Europe, the U.S., Latin America and other regions that are important to the Company’s business in terms of sales, manufacturing and other aspects of its supply chain. While there are many unknowns as to the duration and severity of the coronavirus outbreak, in 2020 there has been a significant decline in air travel and consumer traffic in key shopping and tourist areas around the globe, which may adversely affect the Company’s travel retail business, among others.

With COVID-19 contributing to a $54 million, or 9.8% (10.0% "XFX," as hereinafter defined), decline in net sales in the first quarter of 2020, compared to the prior year quarter, the Company believes that the COVID-19 impact on its business will peak during the second quarter of 2020. This top-line impact has not been experienced uniformly across the Company’s multiple, diverse business segments, as, among other things: (i) the Company continues to experience strong growth in China, primarily due to the strength of the Elizabeth Arden brand, being largely an online business and less dependent on brick and mortar retailers; (ii) travel retail, prestige and professional (which is dependent on in-salon visits) channels of trade are being significantly impacted globally; and (iii) the mass retail channel is being impacted by a shift in consumer buying patterns from color cosmetics to anti-perspirant deodorants, hair color, nail care and color and other beauty essentials, both in store and online. The impact of delayed shipments of components from China continues to be limited in scope and not material to the Company’s overall production capabilities. In the current environment, the Company’s three largest manufacturing facilities continue to operate unencumbered, as are the Company’s various distribution centers around the world. In April 2020, the Company took several financial measures designed to mitigate the adverse impacts of COVID-19, including, without limitation: (i) optimizing brand support; (ii) continuing to monitor the Company’s sales and order flow and periodically re-evaluating the possibility to scale down operations and/or cancel programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to ensure there is no impact to the Company’ production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and reducing executive and employee compensation in the range of 20% to 40% and exploring similar opportunities in other locations; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in certain other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) ceasing services and payments under consulting agreements with 2 directors. The Company is also exploring its qualifications and eligibility for various subsidies and tax and other incentive programs worldwide.

Any prolonged outbreak of the coronavirus could result in the imposition of extended quarantines or closures of retailer locations, office spaces, beauty salons and spas, manufacturing facilities, travel and transportation restrictions and/or import and export restrictions, any of which could contribute to a general slowdown in the global economy. In the face of these challenges, the foregoing mitigation actions taken by the Company may not prove to be effective in insulating the Company from the damaging economic impact of the COVID-19 pandemic.

REVLON, INC. AND SUBSIDIARIES

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
In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2019 Form 10-K.

Item 5. Other Information

Consummation of 2020 Refinancing Transactions

On May 7, 2020 (the “Facilities Closing Date”), Revlon Consumer Products Corporation (“Products Corporation”), the direct wholly-owned operating subsidiary of Revlon, Inc. (“Revlon” and together with Products Corporation and its subsidiaries, the “Company”), entered into a term credit agreement (the “BrandCo Credit Agreement”) with Revlon, Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 (as amended to date, the “2016 Term Loan Facility”) and as amended on the Facilities Closing Date, as further described below. Pursuant to the BrandCo Credit Agreement, the 2020 Facilities Lenders provided the Company with new and roll-up senior secured term loan facilities (the “2020 Facilities” and, together with the use of proceeds thereof and the Extension Amendment (as defined below), the “2020 Refinancing Transactions”).

Principal and Maturity: The 2020 Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the Facilities Closing Date of $815 million, plus the amount of certain fees that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the Facilities Closing Date of $3 million (the “Junior Roll-up BrandCo Facility”). Additionally, within 15 business days after the Facilities Closing Date, Products Corporation may borrow from the 2020 Facilities Lenders an additional $65 million of term loans under the 2020 Brandco Facility to refinance revolving loans under the 2016 Term Loan Facility, upon which the 2020 BrandCo Facility would have an aggregate principal amount outstanding of $880 million.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s Term Credit Agreement, dated as of August 6, 2019; and (ii) to pay fees and expenses in connection with the 2020 Facilities and the 2020 Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes, including repurchasing and retiring Products Corporation’s outstanding 5.75% Senior Notes at prevailing market prices. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the Facilities Closing Date to purchase an equivalent amount of term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. The proceeds of the Junior Roll-up BrandCo Facility were used to purchase at par an equivalent amount of term loans under the 2016 Term Loan Facility held by such lenders.

The 2020 Facilities will mature on June 30, 2025, subject to a springing maturity 91 days prior to the maturity date of Products Corporation’s 6.25% Senior Notes due August 2024 (the “6.25% Senior Notes”) if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding.

Borrower, Guarantees and Security: The borrower under the 2020 Facilities is Products Corporation, and the 2020 Facilities are guaranteed by certain indirect subsidiaries of Products Corporation (the “BrandCos”), which hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other Portfolio segment brands and certain owned Fragrance segment brands (the “Specified Brand Assets”). While the BrandCos do not guarantee the 2016 Term Loan Facility, all guarantors of the 2016 Term Loan Facility guarantee the 2020 Facilities. All of the assets of the BrandCos (including the equity of the BrandCos) have been pledged to secure the 2020 BrandCo Facility on a first-priority basis, the Roll-up BrandCo Facility on a second-priority basis and the Junior Roll-up BrandCo Facility on a third-priority basis and while such

REVLON, INC. AND SUBSIDIARIES

assets do not secure the 2016 Term Loan Facility, the 2020 Facilities are secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

Contribution and License Agreements: In connection with the pledge of the Specified Brand Assets, Products Corporation and certain of its subsidiaries contributed the Specified Brand Assets to the BrandCos. Products Corporation has entered into license and royalty arrangements on arm’s length terms with the relevant BrandCos to provide for the continued use of the Specified Brand Assets by Products Corporation and its subsidiaries during the term of the Facilities.

Interest and Fees: Loans under the 2020 BrandCo Facility bear interest at a rate equal to LIBOR (with a LIBOR floor of 1.50%) plus (x) 10.50% per annum, payable not less than quarterly in arrears in cash and (y) 2.00% per annum payable not less than quarterly in-kind by adding such amount to the principal amount of outstanding loans under the 2020 Brandco Facility. Loans under the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility bear interest at a rate equal to LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash.

Affirmative and Negative Covenants: The 2020 Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 Facilities also contain certain customary representations, warranties and events of default.

Prepayments: The 2020 Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 Facilities may be repaid at any time, subject to customary prepayment premiums.

2016 Term Loan Facility Extension Amendment: Term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of their term loans (“Extended Term Loans”) to June 30, 2025, subject to a springing maturity equal to the September 7, 2023 maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and subject to a springing maturity of 91 days prior to the maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the Facilities Closing Date. Following the Facilities Closing Date, approximately $267.1 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans.

Amendments to 2016 ABL Facility: In addition, in connection with the 2020 Refinancing Transactions the Company completed amendments to Products Corporation’s Asset-Based Revolving Credit Agreement dated as of September 7, 2016, as amended (the “2016 ABL Facility”) on the Facilities Closing Date. The amendments, among other things, make certain amendments or waivers relating to the 2020 Refinancing Transactions under the 2016 ABL Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 ABL Facility increased by 0.75%.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

10.	Material Contracts.
*10.1	Revlon Executive Severance Pay Plan (Restated, Effective March 30, 2020).
*10.2	Amendment, dated as of April 10, 2020, to the Amended and Restated Employment Agreement, dated as of November 16, 2018, by and among Revlon, Products Corporation and Debra Perelman.
*10.3	Amendment, dated as of March 31, 2020, to the Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan.
10.4	Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro (incorporated by reference to Exhibit 10.19 to the Revlon 2019 Form 10-K).
*10.5	Amendment, dated as of March 31, 2020 to the Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro.
10.6	Amended and Restated Consulting Agreement between Products Corporation and E. Scott Beattie, dated March 11, 2020 (incorporated by reference to Exhibit 10.20 to the Revlon 2019 Form 10-K).
*10.7	Amendment, dated as of March 30, 2020, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie.
*10.8	Amendment, dated as of March 30, 2020, to the Consulting Agreement, dated as of November 7, 2019, between Products Corporation and Mitra Hormozi.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated May 11, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 11, 2020, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated May 11, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 11, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2020

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