Form 10-K
period 2020-12-31
REVLON INC /DE/
filed 2021-03-11
CIK 887921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Revlon, Inc.	Yes	☒	No ☐
Revlon Consumer Products Corporation	Yes	☐	No ☒

The aggregate market value of Revlon, Inc. Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $70,319,641. Accordingly, the registrant qualifies under the SEC's revised rules as a "smaller reporting company."

Number of shares of common stock outstanding as of December 31, 2020:

Revlon, Inc. Class A Common Stock:	53,338,318
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-K as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on March 11, 2021 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-K with a reduced disclosure format applicable to Products Corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting to be held on or about June 3, 2021 are incorporated by reference into Part III of this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2020

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
The Company was founded over 89 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
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
As of December 31, 2020, the Company’s operations are organized into the following reportable segments:
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

REVLON, INC. AND SUBSIDIARIES
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
For certain information regarding the Company's segments' performance, foreign and domestic operations and classes of similar products, refer to Note 16, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K").

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
Mariah Carey
Alfred Sung
Ed Hardy
Lucky Brand
Geoffrey Beene
*Licensed from a third party
** Logo of former Paul Sebastian brand.

REVLON, INC. AND SUBSIDIARIES
The Company operates in four operating segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For certain information regarding the Company's segments and domestic and foreign operations, refer to Note 16, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this 2020 Form 10-K. Further information on the Company's brands by segment appears below.

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
◦Revlon Ultra HD, which is a liquid-based lip color offered globally; and
◦Revlon Super Lustrous, which is the Company’s flagship wax-based lip color and is offered in a wide variety of shades of lipstick and lip gloss;
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

REVLON, INC. AND SUBSIDIARIES
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
•American Crew and d:fi: The Company sells men’s styling, hair care, and other grooming products for use and sale by professional salons and barber shops under the American Crew brand name. The brand is also distributed in select retailers, both on and offline. In 2020, the American Crew brand introduced a new Lather Shave Cream, Finishing Spray, and Detox Shampoo, as well as relaunched three other formulas within its extensive hair care line of shampoos and conditioners. American Crew is the "Official Supplier to Men" of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 70 countries (as well as being sold direct-to-consumer on its americancrew.com website). The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.
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
•CND: The Company sells nail enhancement systems, nail polishes, gel nail color, treatment products, nail service accessories, electronics, SPA products and services for use by the professional nail salon industry under the CND brand name. CND-branded professional nail, hand and foot care products are sold in more than 50 countries. CND nail products include:
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
◦In 2020, CND launched the CND PLEXIGEL brand in nail color and nail care. Further key brands within CND include: CND Brisa Sculpting Gel, CND Retention+, CND Radical Solarnail, CND LED Lamp, CND SPA and CND Scentsations.
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
The Company also distributes approximately 70 additional prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers and specialty stores and mass retailers, including mid-tier and chain drug retailers, e-commerce sites and other international and travel retailers.

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

REVLON, INC. AND SUBSIDIARIES
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
As of December 31, 2020, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality control.

Manufacturing and Related Operations and Raw Materials
During 2020, the Company’s products were primarily produced at the Company’s facilities in the U.S. (North Carolina and Florida), Spain, Mexico, South Africa, and Italy. The Company's products were also produced by third-party suppliers and contract manufacturers in the U.S. and Europe.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and operate more efficiently. The Company continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, leveraging its purchasing capacity to optimize cost reductions. The Company’s global sourcing strategy from qualified vendors is also designed to ensure that the Company maintains a continuous supply of high-quality raw materials and components. The Company believes that alternate sources of raw materials and components exist and does not anticipate any significant shortages of, or difficulty in obtaining, such materials.

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
United States. Net sales in the U.S. accounted for approximately 48% of the Company's 2020 net sales, which were made in multiple channels, including mass and prestige retail, e-commerce sites and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2020, 6 of such licenses were in effect relating to more than 20 product categories, which are marketed principally in the mass retail channel. Pursuant to such licenses, the Company retains control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties or other payments.
The Company sells its products through the mass retail channel, prestige retailers, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. In 2019 and 2018, the Company launched direct-to-consumer on-line selling capabilities on its elizabetharden.com, juicycouturebeauty.com, americancrew.com and fleshbeauty.com websites. In 2020, the Company continued expansion of its e-commerce business in various markets. Retail merchandisers maintain the Company's point-of-sale

REVLON, INC. AND SUBSIDIARIES
wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. Products for use in professional salons are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 52% of the Company's 2020 net sales. The three countries outside the U.S. with the highest net sales were China, Australia and Spain which together accounted for approximately 18% of the Company's 2020 net sales. The Company distributes its mass retail products, prestige products and fragrances through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department and specialty stores, one-stop shopping beauty retailers, perfumeries, boutiques, travel retailers and distributors. Products for use in professional hair and nail salons are sold directly to the salons by the Company's direct sales force in countries where it has operations and through wholesale beauty supply distributors in other countries outside the U.S.
At December 31, 2020, the Company actively sold its products through wholly-owned subsidiaries established in approximately 25 countries outside of the U.S., as well as through joint ventures in Asia and the Middle East, and through a large number of independent distributors and licensees elsewhere around the world.

Customers
The Company's principal customers for its mass retail products, prestige products and fragrances include large volume retailers and chain drug stores, including well-known retailers such as Walmart, CVS, Target, Kohl’s, Walgreens, TJ Maxx and Marshalls, department stores such as Macy’s, Dillard’s, Ulta, Belk and Sephora in the U.S.; Shoppers DrugMart in Canada; A.S. Watson & Co. retail chains in Asia Pacific and Europe; Walgreens Boots Alliance in the U.S. and the U.K.; Debenhams and Superdrug Stores in the U.K.; as well as a range of specialty stores, perfumeries and boutiques such as The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various international and travel retailers such as Nuance, Heinemann and World Duty Free throughout various international regions, and e-commerce retailers such as Tmall in China.
The Company's principal customers for its professional products include Beauty Systems Group, Salon Centric and Ulta Salon, Cosmetics & Fragrance, as well as individual hair and nail salons and other distributors to professional salons.
As is customary in the industry, none of the Company’s customers are under an obligation to continue purchasing products from the Company in the future.
Walmart and its affiliates worldwide accounted for approximately 18% of the Company's 2020 consolidated net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. Risk Factors - "The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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

REVLON, INC. AND SUBSIDIARIES
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

Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. The Company’s significant trademarks include: (i) in the Company’s Revlon segment, Revlon, Revlon ColorStay, Revlon ColorSilk, Revlon PhotoReady, Revlon Super Lustrous and Revlon Professional; (ii) in the Company’s Elizabeth Arden segment, Elizabeth Arden, Prevage, Eight Hour, SuperStart, Visible Difference, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden White Tea and Elizabeth Arden Green Tea; (iii) in the Company’s Portfolio segment, Almay, Almay Smart Shade, American Crew, CND, CND Shellac, CND Vinylux, SinfulColors, Mitchum, Cutex, Intercosmo, Orofluido, Creme of Nature and Gatineau; and (iv) in the Company’s Fragrances segment, owned marks such as Curve, Giorgio Beverly Hills, Charlie, Halston, Jean Naté, ‹PS› (logo of former Paul Sebastian brand), and White Diamonds, as well as licensed trademarks such as Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and Ed Hardy, Lucky Brand, Alfred Sung and Geoffrey Beene in mass fragrances. The Company regularly renews its trademark registrations in the ordinary course of business.
The Company utilizes certain proprietary and/or patented technologies in the formulation, packaging and/or manufacture of a number of the Company’s products, including, among others, certain Prevage skin care products, Mitchum deodorants, CND Shellac nail color systems and CND Vinylux nail polishes. The Company considers its proprietary technology and patent protection to be important to its business.
The Company files patent applications in the ordinary course of business for certain of the Company’s new technologies. In general, utility patents are enforceable for up to 20 years from the patent application filing date, subject to paying periodic maintenance fees. The patents that the Company currently owns expire at various times between 2021 and 2038 and the Company expects to continue to file patent applications for certain of its technologies in the ordinary course of business.

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

Human Capital Resources
As of December 31, 2020, the Company employed approximately 6,000 people, of which approximately 22% were covered by collective bargaining agreements. The Company has employees in 30 countries. The Company's total employee population includes the impacts of integration initiatives in connection with the EA Integration Restructuring Program, the 2018 Optimization Program and the 2020 Revlon Restructuring Program (as hereinafter described), including the impacts of insourcing efforts. The Company is committed to its core values of Innovation, Inclusion, Collaboration & Accountability. We recognize the diversity of our employees, consumers, partners and community, and are committed to diversity and inclusion, as driven by our employee-led Diversity & Inclusion Council, as well as to the health, safety and well-being of our employees. The Company offers employees a wide array of company-paid benefits, which we believe are competitive in the industry. The company utilizes employee surveys to measure organizational health and employee experiences. The Company believes that its employee relations are positive.

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

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business. For definitions of certain capitalized terms used in this Form 10-K referring to the Company's debt facilities, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" of this 2020 Form 10-K.

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

Risks Related to the Company’s Indebtedness

a.Revlon is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, are pledged by Revlon to secure its obligations under the 2016 Credit Agreements and the 2020 BrandCo Credit Agreement.
b.Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

REVLON, INC. AND SUBSIDIARIES
c.Even after the consummation of the Exchange Offer, Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
d.Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.
e.Limits on Products Corporation's borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility may affect the Company's ability to finance its operations.
f.The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
g.Shares of Revlon Class A Common Stock are pledged to secure the debt of the Company’s affiliates and shares of Products Corporation's capital stock are pledged to secure various obligations of Revlon and Products Corporation, and foreclosure upon these shares or dispositions of shares of Revlon or Products Corporation could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2020 BrandCo Facilities, 2021 Foreign Asset-Based Term Facility and/or its 6.25% Senior Notes and could have other consequences.

Risks Related to the Company’s Industry, Business and Operations

a.The ongoing and prolonged COVID-19 pandemic has resulted in significantly decreased net sales for the Company and has had, and could continue to have, a significant adverse effect on the Company's business, results of operations, financial condition and/or cash flows.
b.The Company's financial performance depends on its ability to anticipate and respond to consumer trends and changes in consumer preferences. New product introductions may not be as successful as the Company anticipates, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
c.The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
d.The Company may be unable to maintain or increase its sales through the Company's primary retailers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
e.The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
f.Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
g.The Company's Fragrances segment depends on various brand licenses and distribution arrangements for a significant portion of its sales, and the loss of one or more of these licenses or distribution arrangements could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
h.The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
i.The Company may not realize the cost reductions and other benefits that it expects from its various restructuring programs that may be in effect from time to time, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
j.MacAndrews & Forbes has the power to direct and control the Company's business.

General Business and Regulatory Risks

a.The Company's foreign operations are subject to a variety of social, political and economic risks and have been, and are expected to continue to be, affected by foreign currency exchange fluctuations, foreign currency controls, government-mandated pricing controls, duties, tariffs and/or other trade measures, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and the value of its foreign assets.

REVLON, INC. AND SUBSIDIARIES
b.Economic conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and/or on the financial condition of its customers and suppliers.
c.The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
d.Disruptions to the Company's information technology systems could disrupt the Company's business operations which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to the Company’s Indebtedness

Revlon is a holding company with no business operations of its own and is dependent on its subsidiaries to pay certain expenses and dividends. In addition, shares of the capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, are pledged by Revlon to secure its obligations under the 2016 Credit Agreements and the 2020 BrandCo Credit Agreement.

Revlon is a holding company with no business operations of its own. Revlon's only material asset is all of the outstanding capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, through which Revlon conducts its business operations. As such, Revlon's net income has historically consisted predominantly of its equity in the net loss of Products Corporation, which for 2020 and 2019 was $593.5 million and $151.2 million, respectively (in each case excluding $7.2 million and $7.9 million, respectively, in expenses primarily related to Revlon being a public holding company). Revlon is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon’s Board of Directors.

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

All of the shares of Products Corporation’s capital stock held by Revlon are pledged to secure Revlon’s guarantee of Products Corporation's obligations under its 2016 Credit Agreements and the 2020 BrandCo Credit Agreement. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon no longer holding its only material asset, would have a material adverse effect on the holders and price of Revlon’s Class A Common Stock and would be a change of control under Products Corporation’s other debt instruments. (See also Item 1A. Risk Factors - "Shares of Revlon Class A Common Stock are pledged to secure the debt of the Company’s affiliates and shares of Products Corporation's capital stock are pledged to secure various obligations of Revlon and Products Corporation, and foreclosure upon these shares or dispositions of shares of Revlon or Products Corporation could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2020 BrandCo Facilities, 2021 Foreign Asset-Based Term Facility and/or its 6.25% Senior Notes and could have other consequences.")

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2020 the Company’s total indebtedness was $3,434.5 million (or $3,325.0 million, including future interest and net of discounts and debt issuance costs),

REVLON, INC. AND SUBSIDIARIES
including: (i) $1,868.4 million in aggregate principal amount of its 2020 BrandCo Term Loan Facility; (ii) $883.9 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (iii) $431.3 million in aggregate principal amount of its 6.25% Senior Notes; (iv) $188.9 million of secured indebtedness under its Amended 2016 Revolving Credit Facility, consisting of $138.9 million of Tranche A revolving loans and $50.0 million of 2020 ABL FILO Term Loans; (v) the Euro equivalent of $59.2 million in aggregate principal amount of secured indebtedness under its 2018 Foreign Asset-Based Term Facility; (vi) nil in aggregate principal amount of indebtedness under its 2020 Restated Line of Credit Facility, which was terminated on December 31, 2020; and (vii) $2.8 million in aggregate principal amount of other short-term borrowings indebtedness. On November 13, 2020, Products Corporation successfully consummated the Exchange Offer (as hereinafter defined) in which $236 million in aggregate principal amount of outstanding 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”) was validly tendered and accepted for exchange and payment by Products Corporation. In connection with the Exchange Offer, Products Corporation issued $50 million in aggregate principal amount of new 2020 ABL FILO Term Loans and $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans. On November 13, 2020, immediately after Products Corporation accepted for exchange of the 5.75% Senior Notes validly tendered and not validly withdrawn in the Exchange Offer and completed payment therefor, Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and full discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding.

In addition, in May 2020 Products Corporation repaid in full the 2019 Term Loan Facility, incurred additional indebtedness under the 2020 BrandCo Term Loan Facility and exchanged a significant portion of indebtedness under the 2016 Term Loan Facility for indebtedness under the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility in connection with the 2020 BrandCo Refinancing Transactions (see Note 7, "Debt" to the Company's Audited Consolidated Financial Statements in this Form 10-K. See also, "Recent Debt Transactions" in Item 7. "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."). If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, the Company's operations and Products Corporation's ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments could be adversely affected. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply.")

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

Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements, the 6.25% Senior Notes Indenture and the 2020 BrandCo Credit Agreement, limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company's current debt levels, the risks described above would increase further. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REVLON, INC. AND SUBSIDIARIES
Even after the consummation of the Exchange Offer, Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.

Tranche A and the SISO Facility under the Amended 2016 Revolving Credit Facility mature in June 2023; the non-extended portion of the 2016 Term Loan Facility matures no later than September 2023; Tranche B under the Amended 2016 Revolving Credit Agreement matures no later than December 2023; the 2021 Foreign Asset-Based Term Facility matures no later than March 2024; and the 6.25% Senior Notes mature in August 2024. Also, while the 2020 BrandCo Facilities are scheduled to mature no later than June 2025, they are subject to a springing maturity on the 91st day prior to the maturity of the 6.25% Senior Notes if $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding by such date. Additionally, while the Extended Term Loans are scheduled to mature no later than June 2025, they are subject to a maturity that would accelerate the earliest of (y) the same September 2023 springing maturity date of any non-extended term loans under Products Corporation’s existing 2016 Term Loan Facility if $75 million or more in aggregate principle amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding on such date, and (z) a springing maturity on the 91st day prior to the maturity of the 6.25% Senior Notes if $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding by such date. And, while the 2021 Foreign Asset-Based Term Facility matures no later than March 2024, it is subject to a springing maturity date of August 1, 2023 if amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding on such date. For a more complete description of the maturities of these debt instruments, including events that could accelerate their respective maturities, see "Recent Developments," as well as Note 8, “Debt,” to the Company's Audited Consolidated Financial Statements in this Form 10-K. See also, “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the 6.25% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement, the 6.25% Senior Notes Indenture, any of Products Corporation's other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply").

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

The agreements that govern Products Corporation's indebtedness, including the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement, and Products Corporation's 6.25% Senior Notes Indenture, contain a number of significant restrictions and covenants that limit Products Corporation’s ability (subject in each case to certain exceptions) to, among other things:
•borrow money;
•use assets as security in other borrowings or transactions;

REVLON, INC. AND SUBSIDIARIES
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

Certain breaches under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or the 6.25% Senior Notes Indenture would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities (as hereinafter defined), the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Facility and/or the 6.25% Senior Notes would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities, the 2020 BrandCo Credit Agreement or the 2021 Asset-Based Term Facility or to repay, repurchase or redeem, in full or in part, the 6.25% Senior Notes.

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

Under such circumstances, Products Corporation or its subsidiaries may be unable to comply with the requirements of one or more of its or their various debt instruments, including any financial covenants in the Amended 2016 Revolving Credit Agreement or the 2021 Foreign Asset-Based Term Agreement. If Products Corporation or its subsidiaries are unable to satisfy such requirements at any future time, Products Corporation or its subsidiaries would need to seek an amendment or waiver of such requirements. The respective lenders under the Amended 2016 Revolving Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or the other applicable debt instruments may not consent to any amendment or waiver requests that Products Corporation or its subsidiaries may make in the future, and, if they do consent, they may only do so on terms that are unfavorable to Products Corporation and/or Revlon.

If Products Corporation or its subsidiaries are unable to obtain any such waiver or amendment, Products Corporation's or its subsidiaries' inability to meet the requirements of the Amended 2016 Revolving Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or other applicable debt instruments would constitute an event of default under such agreements, which, under certain circumstances, would permit the lenders to accelerate the repayment of the Amended 2016 Revolving Credit Facility or the 2021 Foreign Asset-Based Term Agreement, as the case may be, and, under certain circumstances, would constitute an event of default under the 2016 Term Loan Agreement, the 2020 BrandCo Credit Agreement and the 6.25%

REVLON, INC. AND SUBSIDIARIES
Senior Notes Indenture. An event of default under the 6.25% Senior Notes Indenture would permit the 6.25% Senior Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the 6.25% Senior Notes.

Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities, the 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Agreement and/or its 6.25% Senior Notes, it may be unable to refinance or restructure the payments on such debt. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the 2020 BrandCo Facilities and/or the 2021 Foreign Asset-Based Term Agreement, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on Products Corporation's borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility may affect the Company's ability to finance its operations.

At December 31, 2020, Products Corporation had $188.9 million in aggregate borrowings outstanding under the Amended 2016 Revolving Credit Facility and the Euro equivalent of $59.2 million outstanding under the 2018 Foreign Asset-Based Term Facility. While Tranche A of the Amended 2016 Revolving Credit Facility, following Amendment No. 7 thereto, provides for up to $300.0 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.

While the 2021 Foreign Asset-Based Term Facility, which replaced and refinanced the 2018 Foreign Asset-Based Term Facility, provides for a U.S. dollar-denominated senior secured asset-based term loan facility which currently has a principal balance of $75.0 million, the 2021 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, based on the sum of: (i) 80% of eligible accounts receivable; (ii) 65% of the net orderly liquidation value of eligible finished goods inventory and (ii) 45% of the mortgage value of certain owned real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland, subject to certain customary availability reserves. For more information on Amendment No. 7 to the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility, see Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements in this Form 10-K.

Under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility, if the value of the Company's eligible assets is not sufficient to support the full borrowing base under the respective facility, Products Corporation will not have complete access to the entire commitment available under such facilities, but rather would have access to a lesser amount as determined by the borrowing base.

The applicable borrowers must prepay loans under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility to the extent that outstanding loans exceed its respective borrowing base. Under the 2021 Foreign Asset-Based Term Facility, in lieu of a mandatory prepayment, the ABTL Loan Parties may deposit cash into a designated U.S. bank account with the ABTL Agent that is subject to a control agreement (such cash, the "Qualified Cash"). To the extent the borrowing base subsequently exceeds the amount of outstanding loans, the ABTL Borrower can withdraw the Qualified Cash from such bank account. In addition, the 2018 Foreign Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

As Products Corporation continues to manage its working capital (including its and its subsidiaries inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility), this could reduce the borrowing base under the Amended 2016 Revolving Credit Facility and/or the 2021 Asset-Based Term Facility. Further, if Products Corporation borrows funds under the Amended 2016 Revolving Credit Facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base. Likewise, subsequent changes in the value or eligibility of the assets within the borrowing base under the 2021 Foreign Asset-Based Term Facility could require Products Corporation and

REVLON, INC. AND SUBSIDIARIES
its subsidiaries to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base, which, unlike the Amended 2016 Revolving Credit Facility, cannot be re-borrowed.

The Company’s ability to borrow under the Amended 2016 Revolving Credit Facility is also conditioned upon its compliance with the covenants in the Amended 2016 Revolving Credit Facility. Because of these limitations, the Company may not always be able to meet its cash requirements with funds borrowed under the Amended 2016 Revolving Credit Facility, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

At December 31, 2020, the Company had a liquidity position of $249.9 million, consisting of: (i) $97.1 million of unrestricted cash and cash equivalents (with approximately $89.8 million held outside the U.S.); (ii) $168.0 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $188.9 million drawn at such date); and less (iii) approximately $15.2 million of outstanding checks. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense.

A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2020, $3,000.4 million of Products Corporation’s total indebtedness, or approximately 87% of its total indebtedness, was subject to floating interest rates.

In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Certain of Products Corporation’s financing agreements, including its 2016 Term Loan Facility, the Amended 2016 Revolving Credit Facility, the 2020 BrandCo Facilities and the 2021 Foreign Asset-Based Term Facility are made at variable rates that use LIBOR as a benchmark for establishing the applicable interest rate. While the 2016 Term Loan Facility contains limited “fallback” provisions providing for comparable or successor rates in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. For example, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. On the other hand, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are lower than LIBOR rates as currently determined, the lenders under such credit agreements may seek amendments to increase the applicable interest rate margins or invoke their right to require the use of the alternate base rate in place of LIBOR, which could result in an increase to our interest expense as discussed below. By contrast, the Amended 2016 Revolving Credit Facility, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Facility contain provisions governing the selection and adjustment of replacement reference rates. More generally, a phase-out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding, which would have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

As of December 31, 2020, the entire $883.9 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. At December 31, 2020, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 0.75% and 3.25%, respectively. As of December 31,

REVLON, INC. AND SUBSIDIARIES
2020, $138.9 million in aggregate principal amount outstanding under Tranche A of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 1.00%, 1.25% or 1.50%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time); or (ii) the Eurocurrency rate (which has a floor of 1.75%) plus an applicable margin equal to 2.00%, 2.25% or 2.50%, depending on the average excess availability (based on the borrowing base as most recently reported by Products Corporation to the administrative agent from time-to-time). Under Tranche A of the Amended 2016 Revolving Credit Facility, the applicable margin increases as average excess revolving availability thereunder decreases. As of December 31, 2020, $50.0 million in aggregate principal amount outstanding under Tranche B of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum of LIBOR (which has a floor of 1.75%) plus a margin of 8.50% or an alternate base rate plus a margin of 7.50%, payable quarterly, at a minimum. Under the 2018 Foreign Asset-Based Term Facility, which had the Euro equivalent of $59.2 million in aggregate principal amount outstanding as of December 31, 2020, interest accrued on borrowings at a rate per annum equal to the EURIBOR rate (which had a floor of 0.5%) plus a 7.00% applicable margin. Interest accrues on the 2020 BrandCo Facility at a rate per annum equal to (i) 2.00%, payable in kind, plus (ii) LIBOR (which has a floor of 1.50%) plus a margin of 10.5%. Interest accrues on the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5%. Under the 2021 Foreign Asset-Based Term Facility, which currently has $75.0 million in aggregate principal amount outstanding, interest accrues on borrowings at a rate per annum equal to the LIBOR rate (which had a floor of 1.50%) plus an 8.50% applicable margin. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements.

If any of LIBOR (or its successor rate), the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, the 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Facility and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2020, a 1% increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by $30.5 million. Based on the same amounts outstanding, a change from LIBOR to the alternate base rate in the case of the 2016 Credit Agreements would increase the Company’s annual interest expense by $14.5 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2021, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. See “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to the ongoing and prolonged COVID-19 pandemic or other weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the

REVLON, INC. AND SUBSIDIARIES
mass retail channel in North America; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Loan Agreement (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

If the Company's operating revenues, cash on hand and/or funds that may be available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement, the Company could be required to adopt one or more of the alternatives listed below:

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

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation to comply with the terms of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

Shares of Revlon Class A Common Stock are pledged to secure the debt of the Company’s affiliates and shares of Products Corporation's capital stock are pledged to secure various obligations of Revlon and Products Corporation, and foreclosure upon these shares or dispositions of shares of Revlon or Products Corporation could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2020 BrandCo Facilities, 2021 Foreign Asset-Based Term Facility and/or its 6.25% Senior Notes and could have other consequences.

All of Products Corporation's shares of common stock are pledged to secure Revlon’s guarantee under the 2016 Senior Credit Facilities and the 2020 BrandCo Facilities. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon’s Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of Revlon and

REVLON, INC. AND SUBSIDIARIES
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

A foreclosure upon any such shares of common stock or dispositions of shares of Revlon’s Class A Common Stock, Products Corporation's common stock or stock of intermediate holding companies between Revlon and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a "change of control" under Products Corporation’s 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement, and the 6.25% Senior Notes Indenture. A change of control constitutes an event of default under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Agreement that would permit Products Corporation's and its subsidiaries' lenders to accelerate amounts outstanding under such facilities. In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances.

Products Corporation may not have sufficient funds at the time of any such change of control to repay in full or in part the borrowings under the 2016 Senior Credit Facilities, the 2020 BrandCo Facilities and the 2021 Foreign Asset-Based Term Facility and/or to repurchase or redeem some or all of the 6.25% Senior Notes. (See also Item 1A. Risk Factors - "The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Loan Agreement, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows."

Risks Related to the Company’s Industry, Business and Operations

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

The ongoing and prolonged COVID-19 pandemic contributed an estimated $505 million ($507 million XFX) to the Company's $515.3 million decline in net sales for the year ended December 31, 2020, compared to the prior year period.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on its net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. During the third quarter of 2020, the Company started to gradually roll back some of these measures especially with regards to some of the employees previously furloughed and/or on a reduced work week. With these measures, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $286 million during the year ended December 31, 2020 that have substantially offset the impact of the decline in the Company's net sales over such period. However, with the ongoing and prolonged COVID-19 pandemic, these mitigation actions may not prove to be effective in insulating the Company from any further damaging economic impacts from the pandemic.

REVLON, INC. AND SUBSIDIARIES

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

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters, pandemics (including COVID-19), weather conditions hampering delivery schedules, shortages of raw materials, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Volatility in costs and disruption in the supply of materials and services could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company purchases raw materials, including essential oils, alcohols, chemicals, containers and packaging components, from various third-party suppliers. Substantial cost increases and the unavailability of raw materials or other commodities, as well as higher costs for energy, transportation and other necessary services have adversely affected and may continue to adversely affect the Company’s profit margins if it is unable to wholly or partially offset them, such as by achieving cost efficiencies in its supply chain, manufacturing and/or distribution activities. In addition, the Company purchases certain finished goods, raw materials, packaging and other components from single-source suppliers or a limited number of suppliers and if the Company is required to find alternative sources of supply, these new suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. Any significant disruption to the Company’s manufacturing or sourcing of products or raw materials, packaging and other components for any reason (including COVID-19) could interrupt and delay the Company’s supply of products to its retail customers. Also, the Company is continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, the Company outsources certain functions that it believes can be performed more efficiently by third parties, such as in the areas of IT, finance, tax and human resources. These third parties could fail to provide the expected level of services, provide them on a timely basis or to provide them at the expected fees. Such events, if not promptly remedied, could have a material adverse effect on the Company’s business, prospects, results of operation, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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
•the effects of COVID-19 could delay the Company’s development or introduction of new products or require the Company to make unexpected changes to its products;
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

Walmart and its affiliates worldwide accounted for approximately 18% of the Company’s worldwide net sales in both 2020 and 2019. The Company expects that, for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.

REVLON, INC. AND SUBSIDIARIES
The loss of Walmart and/or one or more of the Company's other customers that account for a significant portion of the Company's net sales, or any significant decrease in sales to these customers, including as a result of consolidation among such customers, retail store closures in response to the growth in retail sales through e-commerce channels, inventory management by these customers, changes in pricing, marketing, advertising and/or promotional strategies by such customers, space reconfigurations by the Company's customers or any significant decrease in the Company's display space, or COVID-19 as retailers faced store closures or reduced traffic, could reduce the Company's net sales and/or operating income and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company may be unable to maintain or increase its sales through the Company's primary retailers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

A decrease in consumer demand in the U.S. and/or internationally for beauty products, including as a result of COVID-19, inventory management by the Company's customers, changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers (such as the development and/or continued expansion of private label or their own store-owned brands), a reduction in display space by the Company's customers, store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels and/or a change in consumers’ purchasing habits, such as with respect to retailer preferences and/or sales channels, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

An increase in or change in the current level of competition that the Company faces could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. This risk is exacerbated by the COVID-19 pandemic, which reduced consumer demand in 2020, and is expected to continue to do so.

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

REVLON, INC. AND SUBSIDIARIES
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

The Company's Fragrances segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of (i) Juicy Couture, John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Christina Aguilera, Elizabeth Taylor, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Ed Hardy, Lucky Brand and Geoffrey Beene in mass fragrances. In 2020, the Company's Fragrances segment derived approximately 61% of its net sales from heritage and designer fragrance brands. The demand for these products is affected by general economic conditions, and, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation and specific events, such as COVID-19 pandemic which has resulted in reduced consumer demand for these products. The Company also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that the Company licenses, the value of such brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and the value of the impacted brands could decrease materially, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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

Continuing to execute the Company's business initiatives largely depends on the Company’s ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team. Unexpected levels of employee turnover, including as a result of the COVID-19 pandemic, or the Company’s failure to maintain an adequate succession plan to effectively transition current management leadership positions and/or the Company’s failure to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce could adversely affect the Company’s institutional knowledge base and/or competitive advantage. If the Company is unable to attract, hire and/or retain talented and highly qualified senior management, other key employees and/or a highly skilled and diverse workforce, or if the Company is unable to effectively provide for the succession of its senior management team, the Company’s business, prospects, results of operations, financial condition and/or cash flows could be adversely affected.

The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, a material weakness in its internal control over financial reporting primarily related to control deficiencies within various aspects of its control environment. As a result of these control deficiencies, the Company concluded that its internal control over financial reporting was not effective for the fiscal year ended December 31, 2018. During 2019, the Company completed a series of actions and measures that effectively remediated the previously-disclosed material weakness and concluded that as of December 31, 2019 its internal control over financial reporting was effective. See Item 9A. – “Controls and Procedures” of the 2019 Form 10-K. The Company cannot provide assurances that material weaknesses or significant deficiencies will not occur in the future and that it will be able to remediate such weaknesses or deficiencies in a timely manner, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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

From time to time, the Company implements restructuring program, such as the Revlon 2020 Restructuring Program (such programs as may be in effect from time to time being referred to as “Restructuring Programs”) that are generally designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. Events and circumstances may occur that are beyond the Company’s control, such as delays caused by third parties and unexpected costs, that could result in the Company not realizing all of the anticipated cost reductions and benefits or the Company not realizing the cost reductions or other benefits on its expected timetable. In addition, changes in foreign exchange rates, commodity costs and/or in tax, labor or other laws may result in the Company not achieving the anticipated cost reductions and benefits, as measured in U.S. dollars. If the Company is unable to realize the Restructuring Programs’ cost reduction objectives and other benefits, the Company’s ability to fund other initiatives and enhance its profitability may be adversely affected. In addition, some of the actions that the Company is taking in furtherance of the Restructuring Programs may become a distraction for the Company’s managers and employees and may disrupt the Company’s ongoing business operations; cause deterioration in employee morale which may make it more difficult for the Company to retain or attract qualified employees; disrupt or weaken the Company’s internal control structures; and/or give rise to negative publicity which could affect the Company’s business reputation. If the Company is unable to successfully implement the Restructuring Programs, in whole or in part, in accordance with the Company’s expectations, it could adversely affect its business, prospects, results of operations, financial condition and/or cash flows. For additional information regarding the 2018 Optimization Program and the 2020 Restructuring Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring charges and other, net.” For additional information regarding the Revlon 2020 Restructuring Program, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Revlon 2020 Restructuring Program.”

MacAndrews & Forbes has the power to direct and control the Company's business.

MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes, beneficially owned approximately 86.7% of Revlon's outstanding Class A Common Stock on December 31, 2020. As a result, MacAndrews & Forbes is able to control the election of the entire Board of Directors of Revlon and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon) and controls the vote on all matters submitted to a vote of Revlon’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

General Business and Regulatory Risks

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

As of December 31, 2020, the Company had operations based in 25 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (such as China and Hong Kong, which has been impacted by ongoing political unrest in that region), Australia, Canada, Eastern Europe (such as Russia), Mexico, South Africa and South America (such as Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include hyperinflation, foreign currency

REVLON, INC. AND SUBSIDIARIES
devaluation, tariffs, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences), as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

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

The Company's net sales outside of the U.S. for each of 2020 and 2019 represented approximately 52% and 53% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates negatively affected the Company's results of operations and the value of the Company's foreign net assets in 2020 and they may adversely affect the Company's results of operations and the value of the Company's foreign net assets in future periods, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation may, from time to time, enter into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts may, from time to time, be entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2020, the notional amount of Products Corporation's foreign currency forward exchange contracts was nil. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.

Economic conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and/or on the financial condition of its customers and suppliers.

Economic conditions in the U.S. and/or other countries where the Company operates have in the past contributed, and may in the future contribute, to lower consumer spending and/or reduced credit availability. Such economic conditions have impacted, and could in the future impact, business and consumer confidence, especially in relation to discretionary purchases. These conditions could have an impact on customer and/or consumer purchases of the Company's products, which could result in a reduction of the Company's net sales, operating income and/or cash flows. The COVID-19 pandemic has caused significant and pervasive disruptions to global economic and business conditions. Measures imposed or that may in the future be imposed by national, state and local authorities in response to the COVID-19 pandemic are expected to have serious adverse impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of

REVLON, INC. AND SUBSIDIARIES
customer bad debts or non-performance by suppliers. These conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The U.K.’s ongoing withdrawal process from the European Union may have a negative effect on global economic conditions, financial markets and on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company is a multinational company with worldwide operations, including material business operations in Europe. In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum. In March 2017, the U.K. government invoked Article 50 of the Treaty on the European Union and the U.K. exited the European Union on January 31, 2020. On December 24, 2020, the European Union and U.K. agreed to a trade deal with neither tariffs nor quotas on products, regulatory and customs cooperation mechanisms as well as provisions ensuring a level playing field for open and fair competition. The "Brexit" process has created significant ongoing uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for the governments of other European Union member states to consider withdrawal from the European Union. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the U.K. determines which European Union laws to replace or replicate as the withdrawal process proceeds, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity, restrict the Company’s access to capital and make regulatory compliance and the distribution, sourcing, manufacturing and sales and marketing of the Company’s products more difficult or costly. If the U.K. and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or among the European economic area overall could be diminished or eliminated. Similar adverse consequences could occur if regions such as Catalonia, where the Company's Spain businesses are headquartered, eventually succeed in withdrawing from their parent country. Approximately 4% of the Company's net sales are in the U.K. and approximately 13% of the Company's net sales are in the remainder of the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Berlin, Germany; Nice, France; Orlando, Florida; Istanbul, Turkey; Brussels, Belgium; Paris, France; Benghazi, Libya; Madrid, Spain; London, England and the attack on the U.S. embassy in Baghdad, Iraq and the U.S.'s military response to such attack), attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest, such as that occurring in France, the Ukraine, Venezuela, Turkey, Syria, Iraq and surrounding areas and, most recently in Hong Kong, may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company's pension plans.

Declines in the U.S. and global financial markets, including as a result of the COVID-19 pandemic, could result in significant declines in the Company's pension plan assets and result in increased pension expense and cash contributions to the Company's pension plans. Interest rate levels will affect the discount rate used to value the Company's year-end pension benefit obligations. One or more of these factors, individually or taken together, could impact future required cash contributions to the Company's pension plans and pension expense. Any one or more of these conditions could reduce the Company's available

REVLON, INC. AND SUBSIDIARIES
liquidity, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Extreme weather conditions and natural disasters could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Extreme weather conditions that impact the retail store locations of the Company’s customers, or the locations of the Company’s manufacturing facilities, distribution centers, overseas offices, third-party suppliers and/or other vendors could disrupt the supply and shipment of the Company’s products to consumers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Moreover, natural disasters, such as hurricanes, tsunamis and the earthquakes impacting Puerto Rico, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could result in economic instability and/or disruptions to the Company’s operations and/or the operations of the Company’s retail customers, distributors, third-party-suppliers and other vendors, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows.

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

The operation of the Company's business depends on the Company's information technology systems. The Company relies on its information technology systems to effectively manage, among other things, the Company's business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage the Company's business. Disruptions to the Company's information technology systems, including any disruptions to the Company's current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, could disrupt the Company's business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. In addition, the Company's information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company's control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, the Company could be required to make a significant investment to fix or replace its information technology systems, and the Company could experience interruptions in its ability to service its customers. These risks have been and may continue to be exacerbated as a result of remote working in response to the COVID-19 pandemic. Any such damage or interruption could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Further, the Company is subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. As of May 2018, the European privacy regulation General Data Protection Regulation (“GDPR”) went into effect, strengthening and expanding the rules pertaining to how organizations are required to handle the personal data of individuals located in the EU at the time the data is collected. GDPR establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of the Company’s worldwide revenue. In addition, the State of California recently enacted a data privacy law applicable to entities serving or employing California residents (the “CCPA”) that required compliance by January 2020. The GDPR, the CCPA and other changes in federal, state and foreign laws, rules or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require the Company to evaluate its current operations, information technology systems and data handling practices and to implement enhancements and adaptations where necessary to comply with these new laws, rules and regulations, which could greatly increase the Company’s operational costs or require the Company to adapt certain operations or activities to comply with the stricter regulatory requirements. The Company's inability to comply with such laws, rules, regulations, guidelines and principles or to quickly adapt the Company's practices to reflect them as they develop, could potentially subject the Company to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Uncertainties in the interpretation and application of the income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows.

The Company is subject to taxes in the United States and in certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the United States.

The Company is also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service (the “IRS”) and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company's effective tax rates were to increase, particularly in the United States, or if the ultimate determination of the Company's taxes owed is for an amount in excess of amounts previously accrued, it may have a material adverse effect on the Company's business, financial condition and results of operations.

In December 2017, President Donald Trump signed into law legislation that significantly revises the Internal Revenue Code of 1986, as amended (the “Code”). Such changes include a reduction in the corporate tax rate from 35% to 21% and limitations on certain corporate deductions and credits, including significant limitations on the deductibility of interest, among other changes. Notwithstanding the implementation of this reform during the prior years, the new legislation may continue to have material impact on the Company's results of operations, which may be material.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2020, the Company's major manufacturing, research and development and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

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

Item 3. Legal Proceedings
On August 12, 2020, UMB Bank, National Association (“UMB”), purporting to act as successor agent under the Term Credit Agreement, dated as of September 7, 2016 (as amended as of May 7, 2020 and as otherwise amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”), filed a lawsuit, captioned UMB Bank, National Association v. Revlon, Inc. et al., against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Citibank, Jefferies Finance LLC, Jefferies LLC, and Ares Corporate Opportunities Fund V, in the U.S. District Court for the Southern District of New York (the “Complaint”). The Complaint alleged various claims, including breach of contract and fraudulent transfers, stemming from alleged breaches of the 2016 Credit Agreement arising from certain other financing transactions entered into by the Company. The Complaint was never served on any defendant, and on November 6, 2020, having failed to serve the lawsuit on any defendant or make any effort to pursue the case, UMB Bank dismissed the case without prejudice to its right to refile it at a later date.

REVLON, INC. AND SUBSIDIARIES

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
REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)
PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Revlon’s only class of capital stock outstanding at December 31, 2020 is its Class A Common Stock. MacAndrews & Forbes, which is beneficially owned by Ronald O. Perelman, at December 31, 2020 beneficially owned 46,223,321 shares of Revlon’s Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"). Revlon's only class of capital stock outstanding at December 31, 2020 was its Class A Common Stock. As a result, at December 31, 2020, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 86.7% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 86.7% of the voting power of Revlon’s capital stock. The remaining 7,114,997 shares of Class A Common Stock that were issued and outstanding at December 31, 2020 were owned by the public.
Revlon's Class A Common Stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "REV" principally in the U.S. on the FINRA Alternative Display Facility, the NYSE, the EDGX Exchange and the NASDAQ Intermarket Trading System, among others. At December 31, 2020, there were approximately 260 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2020 and 2019 by Revlon on its Class A Common Stock. The terms of the 2016 Credit Agreements, the 2019 Term Loan Agreement and the Senior Notes Indentures currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, except in limited circumstances, which, in turn, limits Revlon's ability to pay dividends to its stockholders. See "Financial Condition, Liquidity and Capital Resources — Long-Term Debt Instruments" and Note 8, "Debt," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K.
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
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and the section entitled “Forward-Looking Statements” this 2020 Form 10-K. As discussed in more detail in the Section entitled “Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.
COVID-19 Pandemic

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in 2020 and beyond, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. See "COVID-19 Impact on the Company’s Business" below for more details.

Amended 2016 Revolving Credit Facility and 2018 Foreign Asset-Based Term Facility

On March 8, 2021, the Company amended its Amended 2016 Revolving Credit Facility to, among other things, extend the maturity date of the revolving facility thereunder from September 7, 2021 to June 8, 2023. Additionally, on March 2, 2021, the Company refinanced its 2018 Foreign Asset-Based Term Facility that was scheduled to mature on July 9, 2021 with a $75 million asset-based term loan facility with a scheduled maturity date of March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding. For further details of these financing transactions, see Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements in this Form 10-K.

Citibank Litigation

In the matter captioned In re Citibank August 11, 2020 Wire Transfers, No. 20-cv-06539-JMF (S.D.N.Y. Feb. 16, 2021) (the “Citi Decision”), the United States District Court for the Southern District of New York held that certain wire transfers mistakenly paid by Citibank, N.A. (“Citi”) from its own funds on August 11, 2020 to holders of term loans issued to Revlon under a Term Credit Agreement dated as of September 7, 2016 (as amended, the “2016 Facility”) were final and complete transactions not subject to revocation. The wire payments at issue were made to all lenders under the 2016 Facility in amounts equaling the principal and interest outstanding on the loans at that time. Certain lenders that received the payments returned the funds soon after the mistaken transfer, but holders of approximately $504 million did not, and as a result of the Citi Decision those lenders are entitled to keep the funds in discharge of their debt.

Citi has appealed the Citi Decision. Citi has also asserted subrogation rights, but, as yet, there has been no determination of those rights (if any) under the 2016 Facility and Revlon has not taken a position on this issue. In these circumstances, it is the current intention of the Company to continue to make the scheduled payments under the 2016 Facility as if the full amount of the 2016 Facility remains outstanding.

License Agreement

On December 22, 2020, certain of the Company's subsidiaries and Helen of Troy Limited (the “Licensee”) entered into a Trademark License Agreement (the “License Agreement”) to combine and revise the existing licenses that are in place between the parties. The License Agreement grants the Licensee the exclusive right to use the “Revlon” brand in connection with the manufacture, display, advertising, promotion, labeling, sale, marketing and distribution of certain hair and grooming products until December 31, 2060 (with 3 additional 20-year renewal periods) in exchange for a one-time, upfront cash fee of $72.5 million, which is included as deferred revenue within Other long-term liabilities and Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets. The deferred revenue will be amortized to royalty income within "Net Sales" on the Company's Consolidated Statement of Operations over a period of 26 years, estimated based on the point in time in which 90% of the total discounted cash flows is captured.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

5.75% Senior Notes Exchange Offer

On November 13, 2020, Products Corporation completed its previously-announced offer to exchange (as amended, the “Exchange Offer”) any and all of the then-outstanding $342.8 million aggregate principal amount of its 5.75% Senior Notes scheduled to mature on February 15, 2021.

In connection with the Exchange Offer, Products Corporation accepted $236 million in aggregate principal amount of 5.75% Senior Notes tendered in the Exchange Offer. Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the indenture governing the 5.75% Senior Notes. Following the consummation of the Exchange Offer and the satisfaction and discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding. See “Financial Condition, Liquidity and Capital Resources” within this Item 7 of this 2020 Form 10-K for more details.

2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), Products Corporation entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”) and the Amended 2016 Revolving Credit Facility, collectively referred to as the "2016 Senior Credit Facilities"). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).
Liquidity and Ability to Continue as a Going Concern

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At December 31, 2020, the Company had a liquidity position of $249.9 million, consisting of: (i) $97.1 million of unrestricted cash and cash equivalents (with approximately $89.8 million held outside the U.S.); (ii) $168.0 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $188.9 million drawn at such date); and less (iii) approximately $15.2 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The uncertainty as to Products Corporation’s ability to extend or refinance the Amended 2016 Revolving Credit Facility raised substantial doubt about the Company’s ability to continue as a going concern as of the end of the third quarter of 2020. As a result of the transactions that were completed during the fourth quarter of 2020 and the first quarter of 2021, substantial doubt about the Company’s ability to continue as a going concern no longer exists. However, the Company continues to focus on cost reduction and risk mitigation actions to address both the ongoing and prolonged impacts from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued actions related to the Revlon 2020 Restructuring Program and other cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the recent successful closing of the Exchange Offer and the other recent debt activities, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

However, there can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon 2020 Restructuring Program
Building upon its previously completed 2018 Optimization Program, in March 2020 the Company announced that it was implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s SG&A expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 975 positions worldwide, including approximately 625 current employees and approximately 350 open positions of which approximately 915 were eliminated by December 31, 2020.

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

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in this 2020 Form 10-K.

Certain capitalized terms used in this 2020 Form 10-K are defined throughout this Item 7.

Strategic Review
In August 2019, it was disclosed that MacAndrews & Forbes and the Company determined to explore strategic transactions involving the Company and third parties. This review is ongoing and remains focused on exploring potential options for the Company's portfolio and regional brands (the “Strategic Review”).

COVID-19 Impact on the Company’s Business

While the Company continues to execute its business strategy, the ongoing and prolonged COVID-19 pandemic has adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. COVID-19’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. As the Company currently expects that the

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

COVID-19 pandemic, including the impact of the pandemic’s “subsequent waves,” will continue to impact its business going forward, the Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

The ongoing and prolonged COVID-19 pandemic contributed an estimated $505 million ($507 million XFX) to the Company's $515.3 million decline in net sales for the year ended December 31, 2020, compared to the prior year period. For the year ended December 31, 2020, the Company experienced increased net sales of Revlon-branded beauty tools, Revlon hair color products and of certain Elizabeth Arden skincare and, to a lower extent, fragrance products in certain markets, primarily in Asia, as well as growth in the Company's e-commerce net sales.

For the year ended December 31, 2020, Revlon segment net sales declined $270.4 million ($267.2 million XFX) versus the prior year period, with the ongoing and prolonged COVID-19 pandemic contributing an estimated $225 million ($225 million XFX) to such decline. During the year ended December 31, 2020, the Revlon segment experienced increased net sales of Revlon-branded beauty tools and Revlon hair color products, primarily in North America. The COVID-19 pandemic had a similar negative impact on the Company's other reporting segments over such period, with the COVID-19 pandemic contributing: (i) an estimated $117 million ($118 million XFX) to a $56.5 million ($60.5 million XFX) decline in the Elizabeth Arden segment, partially offset by higher net sales of Ceramide skin care products and, to a lower extent, higher net sales of Green Tea fragrances; (ii) an estimated $80 million ($81 million XFX) to a $101.9 million ($101.2 million XFX) decline in the Fragrances segment; and (iii) an estimated $82 million ($82 million XFX) to a $86.5 million ($83.5 million XFX) decline in the Portfolio segment.

On a regional basis, the ongoing and prolonged COVID-19 pandemic had a similar negative impact on the Company's North America and International regions during the year ended December 31, 2020. COVID-19 contributed an estimated $211 million ($212 million XFX) to the decline of $239.0 million ($238.3 million XFX) in the Company’s net sales in its North America region for the year ended December 31, 2020, compared to the prior year. Similarly, COVID-19 contributed an estimated $293 million ($295 million XFX) to a decline of $276.3 million ($274.1 million XFX) in the Company’s net sales in its International region for the year ended December 31, 2020, compared to the prior year. During the year ended December 31, 2020, on a regional basis, the Company also experienced increased net sales of Revlon-branded beauty tools, Revlon hair color products and certain Elizabeth Arden skincare and fragrance products, predominantly in China, as well as growth in Cutex nail care products, and certain local and regional brands, in certain markets.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on its net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize the COVID-19 pandemic’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to the COVID-19 pandemic, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. During the third quarter of 2020, the Company started to gradually roll back some of these measures especially with regards to some of the employees previously furloughed and/or on a reduced work week. With these measures, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $286 million during the year ended December 31, 2020 that have substantially offset the impact of the decline in the Company's net sales over such period. However, with the ongoing and prolonged COVID-19 pandemic, these mitigation actions may not prove to be effective in insulating the Company from any further damaging economic impacts from the pandemic.

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in this 2020 Form 10-K. Certain capitalized terms used in this Form 10-K are defined throughout this Item 7.

Overview of Net Sales and Earnings Results

Consolidated net sales in the year ended December 31, 2020 were $1,904.3 million, a $515.3 million decrease, or 21.3%, compared to $2,419.6 million in the year ended December 31, 2019. Excluding the $2.9 million unfavorable FX impact,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

consolidated net sales decreased by $512.4 million, or 21.2%, during the year ended December 31, 2020. The ongoing and prolonged COVID-19 pandemic contributed an estimated $505 million ($507 million XFX) to the Company's $515.3 million decline in net sales for the year ended December 31, 2020, compared to the prior year period. The XFX net sales decrease of $512.4 million in the year ended December 31, 2020 was due to: a $267.2 million, or 27.9%, decrease in Revlon segment net sales; a $101.2 million, or 22.3%, decrease in Fragrances segment net sales; a $83.5 million, or 17.1%, decrease in Portfolio segment net sale; and a $60.5 million, or 11.6%, decrease in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in the year ended December 31, 2020 was $619.0 million, compared to consolidated loss from continuing operations, net of taxes, of $165.2 million in the year ended December 31, 2019. The $453.8 million increase in consolidated loss from continuing operations, net of taxes, in the year ended December 31, 2020, compared to year ended December 31, 2019, was primarily due to:
•$323.6 million of lower gross profit, primarily due to the lower net sales, primarily as a result of the effects of the COVID-19 pandemic, in the year ended December 31, 2020;
•a $158.6 million increase in the provision for income taxes in the year ended December 31, 2020, compared to the prior year period, primarily due to: (i) the increase in the valuation allowance recorded on net federal deferred tax assets, (ii) the mix and level of earnings; and (iii) non-deductible impairment charges for which no tax benefit is recognized;
•a $144.1 million increase in non-cash impairment charges recorded for the year ended December 31, 2020, primarily attributable to the effects of the COVID-19 pandemic, compared to having had no impairment charges for the year ended December 31, 2019. This increase is attributable to non-cash impairment charges of $111.0 million recorded on the Company's goodwill and to $33.1 million of non-cash impairment charges recorded on certain of the Company's indefinite-lived intangible assets following the Company's interim impairment assessments during the first and second quarters of 2020;
•a $46.7 million increase in interest expense in the year ended December 31, 2020, compared to the prior year period, primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility;
•a $36.9 million increase in restructuring charges, primarily related to higher expenditures under the Revlon 2020 Restructuring Program in the year ended December 31, 2020, compared to the expenditures incurred primarily under the 2018 Optimization Program in the year ended December 31, 2019;
•$26.1 million of lower gain on divested assets primarily related to the gain of $27.4 million recorded in 2019 on the sale of certain assets, compared to having non-material amounts of gains in 2020;
•a $12.2 million increase in amortization of debt issuance costs in the year ended December 31, 2020, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2020 BrandCo Refinancing Transactions; and
•a $1.1 million increase in acquisition, integration and divestiture costs in the year ended December 31, 2020, compared to the prior year period, primarily driven by the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (see Note 12, "Stock Compensation Plan," to the Company's Consolidated Financial Statements in this Form 10-K for additional details on the 2019 TIP);
with the foregoing partially offset by:
•$244.8 million of lower SG&A expenses in the year ended December 31, 2020, compared to the prior year period, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as from the Revlon 2020 Restructuring Program;
•a $43.1 million increase in gain on the early extinguishment of debt in the year ended December 31, 2020, compared to having had no gain in the prior year period, primarily due to $31.2 million recorded during the third quarter of 2020 and $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes;
•$4.1 million of favorable variance in foreign currency, resulting from $6.0 million in foreign currency gains during the year ended December 31, 2020, compared to $1.9 million in foreign currency gains during the year ended December 31, 2019; and

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•a $3.5 million net decrease in other miscellaneous expenses, net, in the year ended December 31, 2020, compared to the prior year period, primarily due to lower net periodic benefit costs in connection with the Company's pension plans.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Consolidated net sales in the year ended December 31, 2020 were $1,904.3 million, a $515.3 million decrease, or 21.3%, compared to $2,419.6 million in the year ended December 31, 2019. Excluding the $2.9 million unfavorable FX impact, consolidated net sales decreased by $512.4 million, or 21.2%, during the year ended December 31, 2020. The ongoing and prolonged COVID-19 pandemic contributed an estimated $505 million ($507 million XFX) to the Company's $515.3 million decline in net sales for the year ended December 31, 2020, compared to the prior year period. The XFX net sales decrease of $512.4 million in the year ended December 31, 2020 was due to: a $267.2 million, or 27.9%, decrease in Revlon segment net sales; a $101.2 million, or 22.3%, decrease in Fragrances segment net sales; a $83.5 million, or 17.1%, decrease in Portfolio segment net sale; and a $60.5 million, or 11.6%, decrease in Elizabeth Arden segment net sales.

Segment Results:

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16, "Segment Data and Related Information," to the Company's Audited Consolidated Financial Statements in this Form 10-K.

The following table provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2020	2019	$	%	$	%	2020	2019	$	%	$	%
Revlon	$688.4	$958.8	$(270.4)	(28.2)%	$(267.2)	(27.9)%	$86.5	$101.2	$(14.7)	(14.5)%	$(14.8)	(14.6)%
Elizabeth Arden	463.5	520.0	(56.5)	(10.9)%	(60.5)	(11.6)%	39.6	37.6	2.0	5.3%	1.0	2.7%
Portfolio	401.3	487.8	(86.5)	(17.7)%	(83.5)	(17.1)%	47.4	45.0	2.4	5.3%	2.0	4.4%
Fragrances	351.1	453.0	(101.9)	(22.5)%	(101.2)	(22.3)%	66.6	82.3	(15.7)	(19.1)%	(16.1)	(19.6)%
Total	$1,904.3	$2,419.6	$(515.3)	(21.3)%	$(512.4)	(21.2)%	$240.1	$266.1	$(26.0)	(9.8)%	$(27.9)	(10.5)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Revlon segment net sales in the year ended December 31, 2020 were $688.4 million, a $270.4 million, or 28.2%, decrease, compared to $958.8 million in the year ended December 31, 2019. Excluding the $3.2 million unfavorable FX impact, total Revlon segment net sales in the year ended December 31, 2020 decreased by $267.2 million, or 27.9%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $225 million ($225 million XFX) to the Revlon segment's decrease in net sales in the year ended December 31, 2020, compared to the prior year period. The Revlon segment's XFX decrease in net sales of $267.2 million in the year ended December 31, 2020 was driven primarily by lower net sales of Revlon color cosmetics and, to a lower extent, lower net sales of Revlon-branded professional hair-care products, primarily in International regions, as well as lower net sales of Revlon ColorSilk hair color, primarily in North America. This decrease was due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channels and on salon activity, respectively, partially offset by increased net sales of Revlon-branded beauty tools and Revlon hair care products, primarily in North America.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon segment profit in the year ended December 31, 2020 was $86.5 million, a $14.7 million, or 14.5%, decrease, compared to $101.2 million in the year ended December 31, 2019. Excluding the $0.1 million favorable FX impact, Revlon segment profit in the year ended December 31, 2020 decreased by $14.8 million, or 14.6%, compared to the year ended December 31, 2019. This decrease was driven primarily by the Revlon segment's lower net sales, primarily due to the COVID-19 pandemic as described above, as well as moderately lower gross profit margin, partially offset by the segment's lower brand support and other SG&A expenses, driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.

Elizabeth Arden Segment

Elizabeth Arden segment net sales in the year ended December 31, 2020 were $463.5 million, a $56.5 million, or 10.9%, decrease, compared to $520.0 million in the year ended December 31, 2019. Excluding the $4.0 million favorable FX impact, Elizabeth Arden segment net sales in the year ended December 31, 2020 decreased by $60.5 million, or 11.6%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $117 million ($118 million XFX) to the Elizabeth Arden segment’s decrease in net sales in the year ended December 31, 2020, compared to the prior year period. The Elizabeth Arden segment XFX decrease in net sales of $60.5 million in the year ended December 31, 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products, as well as color cosmetics, and lower net sales of certain Elizabeth Arden-branded fragrances, due, primarily, to the continuing effects of the COVID-19 pandemic on foot traffic at department stores and other retail outlets, partially offset by higher net sales of Ceramide skin care products and, to a lower extent, by higher net sales of Green Tea fragrances.

Elizabeth Arden segment profit in the year ended December 31, 2020 was $39.6 million, a $2.0 million, or 5.3%, increase, compared to $37.6 million in the year ended December 31, 2019. Excluding the $1.0 million favorable FX impact, Elizabeth Arden segment profit in the year ended December 31, 2020 increased by $1.0 million, or 2.7%, compared to the year ended December 31, 2019. This increase was driven primarily by the Elizabeth Arden segment's lower other SG&A and brand support expenses and higher gross profit margin, driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to the COVID-19 pandemic as described above.

Portfolio Segment
Portfolio segment net sales in the year ended December 31, 2020 were $401.3 million, a $86.5 million, or 17.7%, decrease, compared to $487.8 million in the year ended December 31, 2019. Excluding the $3.0 million unfavorable FX impact, total Portfolio segment net sales in the year ended December 31, 2020 decreased by $83.5 million, or 17.1%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $82 million ($82 million XFX) to the Portfolio segment’s decrease in net sales in the year ended December 31, 2020, compared to the prior year period. The Portfolio segment XFX decrease in net sales of $83.5 million in the year ended December 31, 2020 was driven primarily by lower net sales of Almay color cosmetics, American Crew men's grooming products, CND nail products, primarily in North America, as well as certain local and regional skin care products brands, driven, primarily, by the continuing effects of the COVID-19 pandemic on the mass retail channel and salons. This decrease was partially offset primarily by higher net sales of Creme of Nature products and of Cutex nail care products, as well as certain other local and regional products brand, primarily in North America.

Portfolio segment profit in the year ended December 31, 2020 was $47.4 million, a $2.4 million, or 5.3%, increase compared to $45.0 million in the year ended December 31, 2019. Excluding the $0.4 million favorable FX impact, Portfolio segment profit in the year ended December 31, 2020 increased by $2.0 million, or 4.4%, compared to the year ended December 31, 2019. This increase was driven primarily by the Portfolio segment's lower other SG&A and brand support expenses, driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program, partially offset by the segment's lower net sales, primarily due to the COVID-19 pandemic, as described above, and slightly lower gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Fragrances Segment
Fragrances segment net sales in the year ended December 31, 2020 were $351.1 million, a $101.9 million, or 22.5%, decrease, compared to $453.0 million in the year ended December 31, 2019. Excluding the $0.7 million unfavorable FX impact, total Fragrances segment net sales in the year ended December 31, 2020 decreased by $101.2 million, or 22.3%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $80 million ($81 million XFX) to the Fragrances segment’s decrease in net sales in the year ended December 31, 2020, compared to the prior year period. The Fragrances segment XFX decrease in net sales of $101.2 million in the year ended December 31, 2020 was driven primarily by continuing impacts from the COVID-19 pandemic, especially in the prestige channel, resulting in decreased foot traffic and temporary door closures.

Fragrances segment profit in the year ended December 31, 2020 was $66.6 million, a $15.7 million, or 19.1%, decrease, compared to $82.3 million in the year ended December 31, 2019. Excluding the $0.4 million favorable FX impact, Fragrances segment profit in the year ended December 31, 2020 decreased by $16.1 million, or 19.6%, compared to the year ended December 31, 2019. This decrease was driven primarily by the Fragrances segment's lower net sales, primarily due to the ongoing and prolonged COVID-19 pandemic, as described above, partially offset primarily by lower other SG&A and brand support expenses, as well as slightly higher gross profit margin, driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.
Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Year Ended December 31,		Change		XFX Change (a)
	2020	2019	$	%	$	%
Revlon
North America	$381.0	$497.2	$(116.2)	(23.4)%	$(116.0)	(23.3)%
International	307.4	461.6	(154.2)	(33.4)%	(151.2)	(32.8)%
Elizabeth Arden
North America	$104.4	$120.4	$(16.0)	(13.3)%	$(15.7)	(13.0)%
International	359.1	399.6	(40.5)	(10.1)%	(44.8)	(11.2)%
Portfolio
North America	$247.9	$298.9	$(51.0)	(17.1)%	$(50.9)	(17.0)%
International	153.4	188.9	(35.5)	(18.8)%	(32.6)	(17.3)%
Fragrances
North America	$253.4	$309.2	$(55.8)	(18.0)%	$(55.7)	(18.0)%
International	97.7	143.8	(46.1)	(32.1)%	(45.5)	(31.6)%
Total Net Sales	$1,904.3	$2,419.6	$(515.3)	(21.3)%	$(512.4)	(21.2)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the year ended December 31, 2020 decreased by $116.2 million, or 23.4%, to $381.0 million, compared to $497.2 million in the year ended December 31, 2019. Excluding the $0.2 million unfavorable FX impact, Revlon segment net sales in North America in the year ended December 31, 2020 decreased by $116.0 million, or 23.3%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $88 million ($88 million XFX) to the Revlon segment’s decrease in net sales in North America in the year ended December 31, 2020, compared to the prior year period. The Revlon segment's $116.0 million XFX decrease in North America net sales in the year ended December 31, 2020 was primarily due to the Revlon segment's lower net sales of Revlon color

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

cosmetics, as well as, to a lower extent, Revlon ColorSilk hair color products, due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel, partially offset by higher net sales of Revlon-branded beauty tools and hair care products.

International

Internationally, Revlon segment net sales in the year ended December 31, 2020 decreased by $154.2 million, or 33.4%, to $307.4 million, compared to $461.6 million in the year ended December 31, 2019. Excluding the $3.0 million unfavorable FX impact, Revlon segment International net sales in the year ended December 31, 2020 decreased by $151.2 million, or 32.8%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $137 million ($137 million XFX) to the Revlon segment’s decrease in International net sales in the year ended December 31, 2020, compared to the prior year period. The Revlon segment's $151.2 million XFX decrease in International net sales in the year ended December 31, 2020 was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics, as well as, to a lower extent, lower net sales of Revlon-branded hair-care professional products and Revlon ColorSilk hair color products due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel and salons.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the year ended December 31, 2020 decreased by $16.0 million, or 13.3%, to $104.4 million, compared to $120.4 million in the year ended December 31, 2019. Excluding the $0.3 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the year ended December 31, 2020 decreased by $15.7 million, or 13.0%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $20 million ($20 million XFX) to the Elizabeth Arden segment’s decrease in net sales in North America in the year ended December 31, 2020, compared to the prior year period. The Elizabeth Arden segment's $15.7 million XFX decrease in North America net sales in the year ended December 31, 2020 was driven primarily by the Elizabeth Arden segment's lower net sales of certain Elizabeth Arden-branded skin care products, as well as Elizabeth Arden-branded color cosmetics products and fragrances, due, primarily, to the continuing effects of the COVID-19 pandemic on foot traffic at department stores and other retail outlets. This decrease was partially offset by higher net sales of Ceramide and, to a lower extent, higher net sales of Prevage skin care products, as well as growth in e-commerce net sales.

International

Internationally, Elizabeth Arden segment net sales in the year ended December 31, 2020 decreased by $40.5 million, or 10.1%, to $359.1 million, compared to $399.6 million in the year ended December 31, 2019. Excluding the $4.3 million favorable FX impact, Elizabeth Arden segment International net sales in the year ended December 31, 2020 decreased by $44.8 million, or 11.2%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $97 million ($98 million XFX) to the Elizabeth Arden segment’s decrease in International net sales in the year ended December 31, 2020, compared to the prior year period. The Elizabeth Arden segment's $44.8 million XFX decrease in International net sales in the year ended December 31, 2020 was driven primarily by lower net sales of certain Elizabeth Arden-branded skin care products, as well as lower net sales of Elizabeth Arden-branded fragrances and color cosmetics, primarily within the Company's EMEA and, to a lesser extent, Pacific and Latin America regions, due, primarily, to the continuing effects of the COVID-19 pandemic on foot traffic at department stores and on travel retail outlets. This decrease was partially offset by higher net sales of Ceramide skin care products and, to a lower extent, higher net sales of Green Tea fragrances within the Company's Asia region, as well as growth in e-commerce net sales.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the year ended December 31, 2020 decreased by $51.0 million, or 17.1%, to $247.9 million, as compared to $298.9 million in the year ended December 31, 2019. Excluding the $0.1 million unfavorable FX impact, Portfolio segment net sales in North America in the year ended December 31, 2020 decreased by $50.9 million, or 17.0%, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $55 million ($55 million XFX) to the Portfolio segment’s decrease in net sales in North America in the year ended December 31, 2020, compared to the prior year period. The Portfolio segment's $50.9 million XFX decrease in North America net sales in the year ended December 31, 2020 was driven primarily by the Portfolio segment's lower net sales of Almay color

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

cosmetics, CND nail products and American Crew men's grooming products, due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel and on salons. This decrease was partially offset primarily by higher net sales of Creme of Nature and certain other local and regional products brands, Cutex nail products and Mitchum anti-perspirant deodorants, as well as growth in e-commerce net sales.

International

Internationally, Portfolio segment net sales in the year ended December 31, 2020 decreased by $35.5 million, or 18.8%, to $153.4 million, compared to $188.9 million in the year ended December 31, 2019. Excluding the $2.9 million unfavorable FX impact, Portfolio segment International net sales decreased by $32.6 million, or 17.3%, in the year ended December 31, 2020, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $27 million ($27 million XFX) to the Portfolio segment’s decrease in International net sales in the year ended December 31, 2020, compared to the prior year period. The Portfolio segment's $32.6 million XFX decrease in International net sales in the year ended December 31, 2020 was driven primarily by the Portfolio segment's lower net sales of certain local and regional skin care products brands, American Crew men's grooming products, CND nail products and Almay color cosmetics, as well as certain local and regional skin care products brands, primarily in the Company's EMEA region, due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel and salons. This decrease was partially offset primarily by higher net sales of Creme of Nature.

Fragrances Segment

North America

In North America, Fragrances segment net sales in the year ended December 31, 2020 decreased by $55.8 million, or 18.0%, to $253.4 million, as compared to $309.2 million in the year ended December 31, 2019. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $55.7 million, or 18.0%, in the year ended December 31, 2020, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $48 million ($48 million XFX) to the Fragrances segment’s decrease in net sales in North America in the year ended December 31, 2020, compared to the prior year period. The Fragrances segment's $55.7 million XFX decrease in North America net sales in the year ended December 31, 2020 was driven primarily by the continuing impacts from the COVID-19 pandemic, especially in the prestige channel, resulting in decreased foot traffic and temporary door closures.

International

Internationally, Fragrances segment net sales in the year ended December 31, 2020 decreased by $46.1 million, or 32.1%, to $97.7 million, compared to $143.8 million in the year ended December 31, 2019. Excluding the $0.6 million unfavorable FX impact, Fragrances segment International net sales decreased by $45.5 million, or 31.6%, in the year ended December 31, 2020, compared to the year ended December 31, 2019. The ongoing and prolonged COVID-19 pandemic contributed an estimated $32 million ($32 million XFX) to the Fragrances segment’s decrease in International net sales in the year ended December 31, 2020, compared to the prior year period. The Fragrances segment's $45.5 million XFX decrease in International net sales in the year ended December 31, 2020 was driven primarily by lower net sales in the Company's EMEA region and also, to a lesser extent, in the Company's Asia, Latin America and Pacific regions, due to the continuing impacts from the COVID-19 pandemic, resulting in decreased foot traffic and temporary door closures.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Gross profit	$1,043.8	$1,367.4	$(323.6)
Percentage of net sales	54.8%	56.5%	(1.7)%

Gross profit decreased by $323.6 million in the year ended December 31, 2020, as compared to the year ended of 2019. Unfavorable sales volume, primarily driven by the effects of the ongoing and prolonged COVID-19 pandemic, decreased gross profit in the year ended December 31, 2020 by approximately $291 million, compared to the year ended December 31, 2019, with no impact on gross margin. Gross profit as a percentage of net sales (i.e., gross margin) in the year ended December 31,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

2020 decreased by 1.7 percentage points, as compared to the year ended December 31, 2019. The decrease in gross margin in the year ended December 31, 2020, as compared to the year ended December 31, 2019, was impacted by the negative effect of product mix, mainly attributable to the ongoing effects of the ongoing and prolonged COVID-19 pandemic and higher manufacturing costs resulting, in part, from the ongoing and prolonged COVID-19 pandemic, partially offset by the impact of cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Year Ended December 31,
	2020	2019	Change
SG&A expenses	$1,071.8	$1,316.6	$(244.8)

SG&A expenses decreased by $244.8 million in the year ended December 31, 2020, compared to the year ended December 31, 2019, driven primarily by:
•a net decrease of approximately $122 million in brand support expenses, resulting from the Company's ongoing cost reduction initiatives in response to the ongoing and prolonged COVID-19 pandemic and decreased media spend to align with the lower net sales primarily in North America and in the EMEA region, primarily within the Revlon segment and, to a lesser extent, within the other segments, partially offset by an increase in brand support to sustain sales growth in Asia and in e-commerce;
•lower general and administrative expenses of approximately $81 million, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program; and
•lower distribution expenses of approximately $31 million, driven primarily by the net sales decline.

Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration and divestiture costs for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Integration Costs	$—	$0.7	$(0.7)
Divestiture Costs	5.0	3.2	1.8
Total acquisition, integration and divestiture costs	$5.0	$3.9	$1.1

The Company incurred $5.0 million of divestiture costs in the year ended December 31, 2020 including $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving the Company and third parties pursuant to the Strategic Review and approximately $4.3 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (the "2019 TIP"). (See Note 12, "Stock Compensation Plan," to the Company's Consolidated Financial Statements in this Form 10-K for additional details on the 2019 TIP).

The Company incurred $3.2 million of divestiture costs in the year ended December 31, 2019 including $1.9 million in professional fees incurred in connection with the exploration of strategic transactions involving Revlon and third parties and approximately $1.3 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 Transaction Incentive Program. (See Note 12, "Stock Compensation Plan," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K for additional details on the 2019 TIP).

The Company incurred $0.7 million of integration costs in 2019 primarily related to the Company's integration of Elizabeth Arden's operations into the Company's business, including professional fees and employee-related costs.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Restructuring charges and other, net	$49.7	$12.8	$36.9

Restructuring charges and other, net, increased $36.9 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to higher charges in connection with the Revlon 2020 Restructuring Program, compared to the expenditures incurred primarily under the 2018 Optimization Program during 2019.

Revlon 2020 Restructuring Program
Building upon its previously-announced 2018 Optimization Program, in March 2020 the Company announced that it was implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s SG&A expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 975 positions worldwide, including approximately 625 current employees and approximately 350 open positions of which approximately 915 were eliminated by December 31, 2020.

In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company substantially completed the employee-related actions during 2020 and expects to complete the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company recognized during 2020 $68.8 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. In addition, the Company expects restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $51.5 million of the total charges paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022. Since commencing the Revlon 2020 Restructuring Program and through December 31, 2020, the Company recorded $68.8 million of restructuring and related charges under the 2020 Restructuring Program consisting of: (i) $50.5 million of severance and other personnel costs; and (ii) $18.3 million of lease and other restructuring-related charges that were recorded within SG&A. Of these charges, $37.9 million and $13.6 million restructuring charges and SG&A charges respectively, were paid through December 31, 2020.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions from 2020 through the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020. During 2020, the Company realized approximately $127 million of in-year cost reductions.

2018 Optimization Program
During 2018, the Company announced its 2018 Optimization Program designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. During the year ended December 31, 2020, the Company recorded, under the 2018 Optimization Program, $0.6 million due to the reversal of previously accrued severance, personnel benefits and other restructuring costs, offset by $0.8 million of other restructuring-related charges that were recorded within SG&A and cost of sales. The Company recognized approximately $39.7 million of cumulative total pre-tax restructuring and related charges under the 2018 Optimization Program since its inception in November 2018, consisting of employee-related costs, such as severance, pension and other termination costs, as well as other related charges within SG&A and cost of sales and approximately $6.5 million of additional capital

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

expenditures. As of December 31, 2020, restructuring and related charges to be paid in cash under the 2018 Optimization Program totaled approximately $32 million of the total charges, of which $30.7 million were already paid through December 31, 2020, with any residual balance expected to be paid during the remainder of 2021.

During the year ended December 31, 2019, the Company recorded $12.8 million of restructuring charges primarily related to the 2018 Optimization Program.

For further information on the Revlon 2020 Restructuring Program, the 2018 Optimization Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Company's Consolidated Financial Statements in this Form 10-K.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Impairment charges	$144.1	$—	$144.1

During the first, second and third quarters of 2020, as a result of the COVID-19 pandemic’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform interim impairment analyses. These indicators included a deterioration in the general economic conditions, developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's expected future cash flows as a result of the COVID-19 pandemic. Based on the first and second quarters of 2020 interim impairment analyses, the Company recorded $111.0 million and $33.1 million of total non-cash impairment charges on its goodwill and indefinite-lived intangible assets during 2020, respectively.

Furthermore, in the fourth quarter of 2020, in connection with its annual impairment analysis, the Company re-assessed whether further indicators of impairment existed that might result in additional impairment charges. Based upon such assessment, no additional impairment changes were recognized as of December 31, 2020.

For further information on these non-cash impairment charges, see Note 6, “Goodwill and Intangible Assets, Net,” to the Company's Consolidated Financial Statements in this Form 10-K.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Interest expense	$243.3	$196.6	$46.7

The $46.7 million increase in interest expense during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

Gain on early extinguishment of debt:

	Year Ended December 31,
	2020	2019	Change
Gain on early extinguishment of debt	$(43.1)	$—	$(43.1)

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gain on early extinguishment of debt for the year ended December 31, 2020 includes debt extinguishment gains of $31.2 million recorded during the third quarter of 2020 and $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes occurring in the third and second quarters of 2020.

For information on the terms and conditions of these debt instruments, see "Recent Developments," as well as Note 8, “Debt,” and Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements in this Form 10-K. Also, please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 7 of this Form 10-K for further information.

Foreign currency gains, net:

The table below shows the Company's foreign currency losses, net for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Foreign currency gains, net	$(6.0)	$(1.9)	$(4.1)

The $4.1 million increase in foreign currency gains, net, during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily driven by the net favorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables compared to the prior year's period.

Provision for income taxes:

The table below shows the Company's provision for income taxes for the periods presented:

	Year Ended December 31,
	2020	2019	Change
Provision for income taxes	$158.8	$0.2	$158.6

The Company recorded a provision for income taxes of $158.8 million for the year ended December 31, 2020, compared to a provision for income taxes of $0.2 million for the year ended December 31, 2019. The $158.6 million increase in the provision for income taxes for the year ended December 31, 2020, compared to same period in 2019, was primarily due to: (i) the increase in the valuation allowance recorded on net federal deferred tax assets, (ii) the mix and level of earnings; and (iii) non-deductible impairment charges for which no tax benefit is recognized.

The Company's effective tax rate for the year ended December 31, 2020 was lower than the federal statutory rate of 21% primarily due to the increase in the valuation allowance recorded on the net federal deferred tax assets and the impact of non-deductible impairment charges, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.

The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, the deferral of employer social security tax payments, acceleration of alternative minimum tax credit refunds and the increase of the net interest deduction limitation from 30% to 50%. The Company has adopted the net interest deduction limitation of 50% for the taxable period ending December 31, 2020 as outlined in the CARES Act.

The Company's effective tax rate for the year ended December 31, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

As of December 31, 2020, the Company concluded that, based on its evaluation of objectively verifiable evidence, it is no longer more likely than not that its net federal deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and efficiency efforts, as well as the ongoing and prolonged impact COVID-19 pandemic on the Company. Accordingly, the Company recorded a charge of $189.5 million in the fourth quarter of 2020 as a reserve against its net federal deferred tax assets.

For further information, see Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this Form 10-K.

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Year Ended December 31,
	2020	2019
Net loss - Revlon, Inc.	$(619.0)	$(157.7)
Selling, general and administrative expenses - public company costs	7.2	7.9
Provision for income taxes	18.3	(1.4)
Net loss - Products Corporation	$(593.5)	$(151.2)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At December 31, 2020, the Company had a liquidity position of $249.9 million, consisting of: (i) $97.1 million of unrestricted cash and cash equivalents (with approximately $89.8 million held outside the U.S.); (ii) $168.0 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $188.9 million drawn at such date); and less (iii) approximately $15.2 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of December 31, 2020, all of the approximately $168.0 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.
Amended 2016 Revolving Credit Facility and 2018 Foreign Asset-Based Term Facility

On March 8, 2021, the Company amended its Amended 2016 Revolving Credit Facility to, among other things, extend the maturity date of the revolving facility thereunder from September 7, 2021 to June 8, 2023. Additionally, on March 2, 2021, the Company refinanced its 2018 Foreign Asset-Based Term Facility that was scheduled to mature on July 9, 2021 with a $75 million asset-based term loan facility with a scheduled maturity date of March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding. For further details of these financing transactions, see Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements in this Form 10-K

5.75% Senior Notes Exchange Offer

On November 13, 2020, Products Corporation completed its previously-announced offer to exchange (as amended, the “Exchange Offer”) any and all of the then-outstanding $342.8 million aggregate principal amount of its 5.75% Senior Notes scheduled to mature on February 15, 2021 5.75%, on terms set forth in the amended and restated Offering Memorandum and Consent Solicitation Statement dated October 23, 2020. Concurrently with the Exchange Offer, Products Corporation solicited consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture governing the 5.75% Senior
Notes, dated as of February 13, 2013, among Products Corporation, the guarantors party thereto and U.S. Bank National Association (the “5.75% Senior Notes Indenture”) to eliminate substantially all of the restricted covenants and certain events of default provisions from the 5.75% Senior Notes Indenture. The Exchange Offer and Consent Solicitation expired at 11:59 p.m., New York City time, on November 10, 2020 (the “Expiration Time”).

For each $1,000 principal amount of 5.75% Senior Notes validly tendered before the Expiration Time, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable for an aggregate of $325 in cash, or (ii) if the holder was an Eligible Holder (as hereinafter defined), a combination of (1) $200 in cash (plus a $50 early tender/consent fee, for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share (as hereinafter defined) of $50 million in aggregate principal amount of new 2020 ABL FILO Term Loans (as hereinafter defined) and (B) the Per $1,000 Pro Rata Share of $75 million in aggregate principal amount of the New BrandCo Second-Lien Term Loans (as hereinafter defined) (the “Mixed Consideration”).

At the Expiration Time, $236 million in aggregate principal amount of 5.75% Senior Notes, representing 68.8% of the total outstanding principal amount of the 5.75% Senior Notes, was validly tendered and not validly withdrawn. On November 13, 2020, immediately after Products Corporation accepted for exchange the 5.75% Senior Notes that were validly tendered and made payment therefore, Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and full discharge of the 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding. Accrued and unpaid interest on the 5.75% Senior Notes that were tendered in the Exchange Offer was paid to, but not including, the settlement date of the Exchange Offer.

The 2020 ABL FILO Term Loans are new “Tranche B” term loans in the aggregate principal amount of $50 million, ranking junior in right of payment to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement (as hereinafter defined) and equal in right of payment with all existing and future unsubordinated indebtedness of Products Corporation and the guarantors under the Amended 2016 Revolving Credit Agreement (such new Tranche B term loans, the “2020 ABL FILO Term Loans”). The 2020 ABL FILO Term Loans will mature the earlier of December 15, 2023 and six months after the maturity date of the Tranche A Loans (and any extension thereof in part or in whole). The 2020 ABL FILO Term Loans bear interest at a rate of LIBOR (subject to a 1.75% floor) plus 8.50% per annum, accruing from the settlement date of the Exchange Offer. The borrowing base for the 2020 ABL FILO Term Loans consists of an advance rate of 100% of eligible collateral with a customary push down reserve, with collateral consisting of: (i) a first-priority lien on accounts receivable, inventory, cash, negotiable instruments, chattel paper, investment property (other than capital stock), equipment and real property of Products Corporation and the subsidiary guarantors, subject to customary exceptions (the “Priority Collateral”); and (ii) a second-priority lien on substantially all tangible and intangible personal property of Products Corporation and the subsidiary guarantors, subject to customary exclusions (other than the Priority Collateral).

The New BrandCo Second Lien Term Loans issued pursuant to the Exchange Offer are “Term B-2 Loans” in the aggregate principal amount of $75 million (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the 2020 BrandCo Term Loan Facility (such Term B-2 Loans, the “New BrandCo Second-Lien Term Loans”).

The Exchange Offer with respect to the tendering holders represented a Troubled Debt Restructuring ("TDR") in accordance with ASC 470, Debt, as both criteria for a TDR where met, namely: (i) the creditors granted a concession, and (ii) the Company was experiencing financial difficulties. Since the expected future undiscounted cash flows under the New 2020 ABL FILO Term Loan and the New BrandCo Second-Lien Term Loans exchanged in the transaction are higher than the net carrying value of the original 5.75% Senior Notes remaining after any partial cash settlement (once prior loans with same lenders have also been considered, as applicable), no gain was recorded and a new effective interest rate was established based on the revised cash flows and the remaining net carrying value of the original 5.75% Senior Notes.

Following the closing of the Exchange Offer, as of December 31, 2020, the following aggregate principal amounts are outstanding:
•$50.0 million of New 2020 ABL FILO Term Loans; and
•$75.0 million of New BrandCo Second-Lien Term Loans.

Following the applicability of the TDR guidance and based on a net carrying value of the original 5.75% Senior Notes of approximately $175.5 million remaining after partial cash settlements, future interest payments of approximately $50.5 million were also included in the carrying value of the restructured debt as of the day of closing of the Exchange Offer. Additionally, to the amounts stated above, $17.5 million of New BrandCo Second-Lien Term Loans was added following the recognition of
Paid-In-Kind ("PIK") consent fees that were earned by the lenders on the day of closing of the Exchange Offer, (which are amortized over the term of the restructured debt agreements), in accordance with the BrandCo TSA as defined further below in this section within "Subsequent Amendments to the 2020 BrandCo Term Loan Facility".

In accordance with the aforementioned TDR guidance, fees and expenses incurred to third parties in connection with consummating the Exchange Offer of approximately $13.8 million were expensed as professional fees within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), Products Corporation entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that are lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”) and the Amended 2016 Revolving Credit Facility, collectively referred to as the "2016 Senior Credit Facilities"). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815.0 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3.0 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65.0 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that were capitalized). Additionally, during 2020, certain lenders under the 2016 Term Loan Facility, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 had an aggregate principal amount outstanding of $846.0 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 BrandCo Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 have an aggregate principal amount outstanding of $846.0 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $107.0 million. See “Subsequent Amendments to the 2020 BrandCo Term Loan Facility” regarding the Supporting BrandCo Lenders subsequently relinquishing certain Roll-up Rights and Products Corporation’s issuance of the BrandCo Support and Consent Consideration.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures governing the 6.25% Senior Notes Indenture. The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

The aggregate principal amount outstanding under the 2020 BrandCo Term Loan Facility at December 31, 2020 was $1,868.4 million, including $846.0 million of principal rolled-up from the 2016 Term Loan Facility to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility.

Subsequent Amendments to the 2020 BrandCo Term Loan Facility
Prior to consummating the Exchange Offer Products Corporation and certain lenders under the 2020 BrandCo Term Loan Facility, representing more than a majority in aggregate principal amount of loans thereunder (the “Supporting BrandCo
Lenders”), entered into a Transaction Support Agreement (the “BrandCo TSA”) under which the Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things:

•Relinquishing certain rights of such Supporting BrandCo Lenders to “roll-up” loans held by such Supporting BrandCo Lenders under the 2016 Term Loan Facility into New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility (the “Roll-up Rights”);
•Tendering any then-existing 5.75% Senior Notes held by such Supporting BrandCo Lenders into the Exchange Offer and Consent Solicitation;
•Consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of then-existing 5.75% Senior Notes for the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration (as hereinafter defined);
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

1.$12.5 million aggregate principal amount of New BrandCo Second-Lien Term Loans as a fee to the Supporting BrandCo Lenders under the BrandCo TSA in connection with such Supporting BrandCo Lenders’ relinquishment of their Roll-up Rights;
2.$10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes held by such Supporting BrandCo Lender; and
3.to all lenders under the 2020 BrandCo Term Loan Facility (including the Supporting BrandCo Lenders), an amendment fee that was payable pro rata based on principal amount of loans consenting, consisting of, at Products Corporation's option, either (x) an aggregate of $2.5 million of cash or (y) $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans. Pursuant to the BrandCo Amendment, Products Corporation elected to pay this fee in-kind in the form of $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans.

Upon the successful closing of the Exchange Offer, the Company capitalized the aforementioned paid-in-kind closing fees of $12.5 million and $5.0 million to the aggregate principal amount of New BrandCo Second-Lien Term Loans issued in connection with the Exchange Offer.

Upon the successful closing of the Exchange Offer, the Company evaluated the aforementioned $10.0 million of New BrandCo Second-Lien Term Loans issued to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation's 6.25% Senior Notes due 2024 held by such Supporting BrandCo Lender and determined that it represented a TDR in accordance with ASC 470, Debt, as both criteria for a TDR where met, namely: (i) the creditors granted a concession, and (ii) the Company was experiencing financial difficulties. Since the expected future undiscounted cash flows under the New BrandCo Second-Lien Term Loans exchanged in the transaction are higher than the net carrying value of the original 6.25% Senior Notes held by this lender (once prior loans with the same lender have also been considered), no gain was recorded and a new effective interest rate was established based on the revised cash flows and the net carrying value of the above-mentioned 6.25% Senior Notes that were exchanged in the transaction. Following the applicability of the TDR guidance, future interest payments of $8.7 million as of the day of closing of the Exchange Offer were also included in the carrying value of the restructured debt.

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans (exclusive of the BrandCo Support and Consent Consideration). The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

2016 Term Loan Facility Extension Amendment

In connection with the closing of the 2020 BrandCo Facility on May 7, 2020, term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of certain consenting lenders’ term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of December 31, 2020, approximately $30.6 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. As a result of such transaction, as of December 31, 2020, $853.3 million of the 2016 Term Loan Facility is scheduled to mature on the Original Maturity Date and $30.6 million is scheduled to mature on the Extended Maturity Date and, thus, the aggregate principal amount outstanding under the 2016 Term Loan Facility at December 31, 2020 was $883.9 million.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, Products Corporation repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Furthermore, during the remainder of the year ended December 31, 2020, Products Corporation repurchased and subsequently canceled an additional $44.4 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of December 31, 2020, Products Corporation had repurchased and subsequently cancelled a total of approximately $157.2 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a gain on extinguishment of debt of approximately $43.1 million for the year ended December 31, 2020, which was recorded within "Gain on early extinguishment of debt" on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020. See hereinafter for more information regarding Products Corporation's 5.75% Senior Notes and the related Exchange Offer. Following the consummation of the Exchange Offer and the satisfaction and full discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remain outstanding as of December 31, 2020.

Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $119.3 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

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
•amending the percentages applied in computing the borrowing base from 85% to 78.75% for eligible accounts receivable and from 90% to 80% against the net orderly liquidation value of eligible inventory;
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of Products Corporation's 5.75% Senior Notes remained outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 BrandCo Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. The 2018 Foreign Asset-Based Term Facility was a euro-denominated senior secured asset-based term loan facility that various, mostly foreign subsidiaries of Products Corporation entered into on July 9, 2018 and which was scheduled to mature on July 9, 2021. As of December 31, 2020, there was the Euro equivalent of $59.2 million aggregate principal outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

The 2018 Foreign Asset Based Term Facility was subsequently refinanced and replaced in its entirety by the 2021 Foreign Asset-Based Term Facility. See Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements in this Form 10-K.

Amendments to the 2016 Revolving Credit Facility Agreement

On October 23, 2020 (the “Amendment No. 5 Effective Date”), Products Corporation entered into Amendment No. 5 (“Amendment No. 5”) to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended from time to time, the “Amended 2016 Revolving Credit Facility”, and the revolving credit facility thereunder, the “Amended 2016 Revolving Credit Facility”; the Amended 2016 Revolving Credit Agreement, together with the 2016 Credit Agreement, the “2016 Credit Agreements”).

The Amendment No. 5 amended and restated the Amended 2016 Revolving Credit Agreement to add a new Tranche B consisting of $50 million aggregate principal amount of “first-in, last-out” Tranche B term loans (such new Tranche B, the “2020 ABL FILO Term Loan Facility”). The Amendment No. 5 also required Products Corporation to maintain "Excess Availability" (as defined in Amendment No. 5) of at least $85 million from the Amendment No. 5 Effective Date until the transactions contemplated by the Exchange Offer were consummated (such date, the “Exchange Offer Effective Date”). As a result, on October 23, 2020, Products Corporation repaid $35 million of Tranche A loans under the Amended 2016 Revolving Credit Agreement.

On the Exchange Offer Effective Date, Products Corporation’s As-Adjusted Liquidity was required to be at least $175 million (which condition was satisfied) and Products Corporation could not hold more than $100 million in cash or Cash Equivalents (as defined in the 5th Amendment). Furthermore, the 5th Amendment provided that a $30 million reserve will be automatically and immediately established against the Tranche A Borrowing Base (as defined in the 5th Amendment) if the results of ongoing appraisals and field exams were not delivered to the administrative agent prior to the occurrence of certain specified defaults.

Products Corporation paid customary fees to Alter Domus (US) LLC as the administrative agent for the 2020 ABL FILO Term Loan Facility. Except as to maturity date, interest, borrowing base and differences due to their nature as term loans, the terms of the 2020 ABL FILO Term Loans are otherwise substantially consistent with the Tranche A Revolving Loans.

On May 7, 2020, in connection with consummating the 2020 BrandCo Refinancing Transactions, Products Corporation entered into Amendment No. 4 to (the “Amendment No. 4”) to the 2016 Revolving Credit Facility. Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 BrandCo Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to the 2018 Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), Products Corporation incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2020.

On April 17, 2020 (the “FILO Closing Date”), Products Corporation entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out 2018 Tranche B under the 2016 Revolving Credit Facility (the “2018 FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Amendment No. 3 Extended Maturity Date”). Products Corporation repaid the remaining approximately $5.2 million of the 2018 FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the 2018 FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. Products Corporation fully repaid the 2018 FILO Tranche on the Amendment No. 3 Extended Maturity Date.

Total borrowings at face amount under Tranche A and Tranche B of the Amended 2016 Revolving Credit Facility at December 31, 2020 were $138.9 million and $50 million, respectively.

MacAndrews & Forbes 2020 Restated Line of Credit Facility
In light of the upcoming maturity on July 9, 2021 of the 2018 Foreign Asset-Based Term Facility (as hereinafter defined) and the expiration on December 31, 2020 of the Amended 2019 Senior Line of Credit Facility (see "Previous Years' Debt Related Transaction" for further details about the Amended 2019 Senior Line of Credit Agreement), the Company sought to refinance or extend both the 2018 Foreign Asset-Based Term Facility and the Amended 2019 Senior Line of Credit Facility. Products Corporation sought to do so in order to reinforce its liquidity position to be better able to address the current business and economic environment and prepare for any further potential disruptions to its business and operations as may be brought on by the ongoing COVID-19 pandemic or other events.
As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and MacAndrews & Forbes Group, LLC (“M&F”) entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and will provide Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility is obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base. As of December 31, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility, and the 2020 Restated Line of Credit Facility terminated on such date. M&F’s commitment in respect of the New European ABL FILO Facility survived the termination of the 2020 Restated Line of Credit Facility and, if not used, would have terminated on July 9, 2021.
The New European ABL FILO Facility would mature on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there is no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeds $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would decrease on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would be no amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility will be LIBOR plus 10.00%. The covenants for the New European ABL FILO Facility would be substantially the same as those applicable to the 2018 European ABL Facility.

Upon the closing of the 2021 Asset-Based Term Facility on March 2, 2021 without the participation of M&F as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated in accordance with its terms (see Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements).

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement (the “2016 Term Loan Agreement”) to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding revolving loans. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. On May 28, 2020, the 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated. Upon such repayment, approximately $2.9 million of upfront commitment fees that Products Corporation incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

Changes in Cash Flows

As of December 31, 2020, the Company had cash, cash equivalents and restricted cash of $102.5 million, compared with $104.5 million at December 31, 2019. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(97.3)	$(68.3)
Net cash (used in) provided by investing activities	(10.3)	2.1
Net cash provided by financing activities	102.5	84.3
Effect of exchange rate changes on cash and cash equivalents	3.1	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.0)	17.0
Cash, cash equivalents and restricted cash at beginning of period	104.5	87.5
Cash, cash equivalents and restricted cash at end of period	$102.5	$104.5

Operating Activities
Net cash used in operating activities was $97.3 million and $68.3 million for the year ended December 31, 2020 and 2019, respectively. The increase in cash used in operating activities for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily driven by lower net sales, primarily due to the COVID-19 impacts described above, partially offset by the upfront cash proceeds of $72.5 million obtained in connection with the Helen of Troy License Agreement, as well as cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the COVID-19 pandemic on the Company's operations, including the Revlon 2020 Restructuring Program.

Investing Activities
Net cash used in investing activities was $10.3 million for the year ended December 31, 2020, compared to $2.1 million of net cash provided by investing activities for the year ended December 31, 2019. The increase in cash used in investing activities in the year ended December 31, 2020 was primarily related to the effect of proceeds from the sale of certain assets of $31.1 million in the prior year, with no corresponding amount in the current year.

Financing Activities
Net cash provided by financing activities was $102.5 million and $84.3 million for the year ended December 31, 2020 and 2019, respectively.
Net cash provided by financing activities for the year ended December 31, 2020 primarily included:
•$880.0 of borrowings under the 2020 BrandCo Term Loan Facility; and
•$4.3 million of increases in short-term borrowings and overdraft;
with the foregoing partially offset by:
•$200.0 million used to fully repay the 2019 Term Loan Facility;
•$281.4 million used to repurchase approximately $324.5 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes;
•$133.5 million used to partially repay the Amended 2016 Revolving Credit Agreement;
•$122.0 million used to pay financing costs incurred in connection with the 2020 BrandCo Refinancing Transactions and the 2020 Exchange Offer;
•$31.4 million used to partially repay the 2018 Foreign Asset-Based Term Loan; and
•$11.5 million used to partially repay the 2016 Term Loan Facility.
Net cash provided by financing activities for the year ended December 31, 2019 primarily included:
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

Long-Term Debt Instruments

For detailed information on the terms and conditions of Products Corporation’s various outstanding debt instruments, including, without limitation, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility (which was fully repaid as part of consummating the 2020 BrandCo Refinancing Transactions), 2018 Foreign Asset-Based Term Facility, 2020 Restated Line of Credit Facility (which was fully repaid and refinanced by the 2021 Foreign Asset-Based Term Facility) and 6.25% Senior Notes, see the aforementioned discussion in this Form 10-K under “Financial Condition, Liquidity and Capital Resources - Consummation of 2020 BrandCo Refinancing Transactions” and Note 8, "Debt," and Note 21, "Subsequent Events," to the Consolidated Financial Statements in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources," in this Form 10-K. For information regarding certain risks related to the Company’s indebtedness, see Item
1A. “Risk Factors” in this Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Form 10-Qs filed with the SEC during 2020.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 Restated Line of Credit Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of December 31, 2020. At December 31, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2020	Availability at December 31, 2020 (a)
Amended 2016 Revolving Credit Facility	$400.0	$356.9	$188.9	$168.0
2020 Restated Line of Credit Facility	$30.0	N/A	$—	$—
(a) Availability as of December 31, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $356.9 million, less $188.9 million then drawn consisting of $138.9 million Tranche A revolving loans and $50 million of 2020 ABL FILO Term Loans. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2020, all of the $168.0 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. The 2018 Tranche B under the Amended 2016 Revolving Credit Facility was fully repaid in May 2020. The revolving commitments under the 2020 Restated Line of Credit Facility were terminated on December 31, 2020.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the Senior Notes Indentures and the 2018 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the 2018 Optimization Program and the Revlon 2020 Restructuring Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; additional debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. Risk Factors - "A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense."

The Company’s cash contributions to its pension and post-retirement benefit plans in the year ended December 31, 2020 were $9.8 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $29 million in the aggregate for 2021. The Company’s cash taxes paid in the year ended December 31, 2020 were $18.6 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2021. For a further discussion, see Note 11, "Pension and Post-Retirement Benefits," and Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K.
The Company’s purchases of permanent wall displays and capital expenditures in the year ended December 31, 2020 were $30.8 million and $10.3 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $45 million to $50 million in the aggregate during 2021 and expects that capital expenditures will total approximately $25 million to $30 million in the aggregate during 2021.
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

The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2020, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as, currently, primarily the Revlon 2020 Restructuring Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of, currently, primarily the Revlon 2020 Restructuring Program, and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in this 2020 Form 10-K.

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

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 6.25% Senior Notes indenture and/or the 2018 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in this 2020 Form 10-K.

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
The Company utilized a 2.18% weighted-average discount rate in 2020 for the Company's U.S. defined benefit pension plans, compared to a 3.01% weighted-average discount rate in 2019. The Company utilized a 1.33% weighted-average discount rate for the Company’s international defined benefit pension plans in 2020, compared to a 1.81% weighted-average discount rate selected in 2019. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2020 were primarily due to observed decreases in long-term interest yields on high-quality corporate bonds during 2020. At December 31, 2020, the decrease in the discount rates from December 31, 2019 had the effect of increasing the Company’s projected pension benefit obligation by approximately $50.5 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 5.50% and 6.00% for 2020 and 2019. The weighted-average expected long-term rate of return used for the Company’s international plans was 3.39% for 2020 and 4.86% for 2019. For 2020, the actual return on pension plan assets was $35.9 million, as compared with expected return on plan assets of $22.8 million. The resulting net deferred gain of $13.1 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2020 was above expectations, primarily due to higher returns from investments in developed equity markets, bank loans and bond yields.

The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2020 net periodic benefit costs and its projected benefit obligation at December 31, 2020 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$1.2	$(16.7)	$0.7	$17.5
Expected long-term rate of return	$(1.5)	$—	$0.6	$—
The rate of future compensation increases is another assumption used by the Company’s third-party actuarial consultants for pension accounting. The rate of future compensation increases used for the Company’s projected pension benefit obligation in 2019 was 3.50% for the UAW Plan. During 2019, the UAW Plan was frozen and the rate of future compensation increase is no longer applicable for the Company's U.S. defined benefit pension plans for 2020. Such increase was also not applied to the

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan, as the rate of future compensation increases is no longer relevant to such plans due to plan amendments that effectively froze these plans as of December 31, 2009.
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
To determine the fiscal 2021 net periodic benefit income/cost, the Company is using the "full yield curve" approach described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	1.49%	1.27%
Service cost(a)	N/A	0.24%
Interest cost on service cost(a)	N/A	0.09%
(a) Service cost and interest on service cost are no longer applicable for the U.S. plans as the UAW Plan was frozen during 2019.
For 2021, the Company is using long-term rates of return on pension plan assets of 4.50% and 3.46% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2021 will result in net periodic benefit cost of $4.8 million for 2021, compared to $5.5 million of net periodic benefit cost in 2020, excluding the curtailment gain.
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
Effective January 1, 2018, the Company implemented its brand-centric organizational structure which is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. Goodwill totaled $563.7 million and $673.7 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, goodwill of $265.4 million, $87.9 million, $89.5 million and $120.9 million related to the Revlon, Portfolio, Elizabeth Arden and Fragrances segments, respectively. Indefinite-lived intangibles totaled $115.9 million and $143.8 million as of December 31, 2020 and 2019, respectively.
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

The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within each of the Elizabeth Arden and Portfolio segments, the Company has identified two reporting units. The two reporting units within the Elizabeth Arden segment are: (i) Elizabeth Arden Skin and Color, which includes Elizabeth Arden skin care and color cosmetics brands; and (ii) Elizabeth Arden Fragrances, which includes Elizabeth Arden branded fragrances. The two reporting units within the Portfolio segment are: (i) Mass Portfolio, which includes the Company's brands sold primarily through the mass retail channel; and (ii) Professional Portfolio, which includes the Company's brands sold primarily through professional salons. The Company's Revlon and Fragrances reporting units are consistent with the reportable segments identified in Note 16, "Segment Data and Related Information," in the Company’s Audited Consolidated Financial Statements in this 2020 Form 10-K. For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.

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
Impairment testing
During 2020, the Company performed interim goodwill impairment analyses during the first, second and third quarters of the year, which resulted in the recognition of $99.8 million and $11.2 million of non-cash goodwill impairment charges in the first and second quarter of 2020, respectively, as further specified in Note 6, "Goodwill and Intangible Assets, Net" to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K.

For 2020, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2020 using October 1, 2020 carrying values, the Company, in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), performed a qualitative assessment for its Revlon reporting unit and quantitative assessments for its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Fragrances, and (iv) Professional Portfolio reporting units. As further specified in Note 6, "Goodwill and Intangible Assets, Net" to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K, the Mass Portfolio reporting unit no longer has any goodwill associated with it starting from the second quarter of 2020.

In performing its 2020 annual qualitative goodwill assessment, the Company considered, among other factors, the financial performance of the Revlon reporting unit, the Company's revised expected future cash flows as affected by the ongoing and prolonged COVID-19 pandemic, as well as the results of the second quarter of 2020 quantitative interim analysis. Based upon such assessment, the Company determined that it was more likely than not that the fair value of its Revlon reporting unit exceeded its respective carrying amount for 2020.

In performing its 2020 quantitative assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Fragrances, and (iv) Professional Portfolio

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2020.

The fair values of the aforementioned Company’s reporting units exceeded their carrying amounts ranging from approximately 7% to approximately 34% as of the October 1, 2020 valuation date.

The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 9.5% to 12.5%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.

The key assumptions used to determine the estimated fair values of the Company's reporting units for its interim and annual assessments included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding the COVID-19 pandemic's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

During 2020, in connection with the interim goodwill impairment assessments during the first, second and third quarters of 2020, the Company also reviewed indefinite-lived and finite-lived intangible assets for impairment. These interim reviews resulted in no interim impairment charges in connection with the carrying value of any of the Company's finite-lived intangible assets and in $24.5 million and $8.6 million of interim non-cash impairment charges in the first and second quarter of 2020, respectively, in connection with the Company's indefinite-lived intangible assets, as further specified in Note 6, "Goodwill and Intangible Assets, Net" to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K.
For 2020 and 2019, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.

The fair values determined as part of the Company’s indefinite-lived intangibles quantitative analysis exceeded their carrying amounts ranging from approximately 1% to approximately 29% as of the October 1, 2020 valuation date.
See Note 6, "Goodwill and Intangible Assets, Net," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K for further information on the Company's goodwill and intangible assets.
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
As of December 31, 2020, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
See Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K for further information.

Recently Evaluated and/or Adopted Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K for further information.

Recently Issued Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2020 Form 10-K for further information.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

REVLON, INC. AND SUBSIDIARIES
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2020, the Company announced the Revlon 2020 Restructuring Program and in April 2020 the Company took several financial measures, such as implementing a reduced work week and furloughing a significant number of employees, designed to mitigate the adverse financial impacts of COVID-19 (the “COVID-19 Organizational Actions”). In response, the Company implemented mitigating actions to address the potential for any impact from these measures on the Company’s disclosure controls and procedures and its internal control over financial reporting, such as transferring responsibilities for the eliminated positions and furloughed employees and enhancing employee training and internal controls monitoring. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this 2020 Form 10-K. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.

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

The Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, the Company's independent registered public accounting firm that audited the Company's 2020 Consolidated Financial Statements for the period ended December 31, 2020 included in this 2020 Form 10-K, has issued a report on the Company's internal control over financial reporting. This report appears on page F-3 of the 2020 Consolidated Financial Statements.

(c) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Item 9A(a) above, the Revlon 2020 Restructuring Program and the COVID-19 Organizational Actions did not materially affect the Company's ICFR for the year ended December 31, 2020.

REVLON, INC. AND SUBSIDIARIES
Item 9B. Other Information

MacAndrews & Forbes tendered approximately $15.5 million of 5.75% Senior Notes into the Exchange Offer and, in exchange, received the Mixed Consideration as described herein, in accordance with the terms and conditions of the Exchange Offer. Additionally, MacAndrews & Forbes acquired the rights to the Mixed Consideration to be received by certain holders in the Exchange Offer. Subsequently, MacAndrews & Forbes sold its interest in the ABL FILO Term Loans and the New BrandCo Second-Lien Term Loans in the open market, according to disclosures by MacAndrews & Forbes in Amendment No. 15 to their Schedule 13D.

On March 10, 2021, the Company and Mr. Beattie entered into an Amendment to the 2020 Consulting Agreement, effective April 1, 2021, pursuant to which he will continue to provide advisory services to the Company until April 1, 2022 (the “Term”). As compensation for Mr. Beattie’s advisory services during the Term, the Company shall grant him restricted stock units (the “RSUs”) equivalent in value to the fee set forth in the 2020 Consulting Agreement, which shall vest in accordance with the terms of the Amendment to the 2020 Consulting Agreement. The foregoing description of the Amendment to the 2020 Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated by reference into this Form 10-K as Exhibit 10.20.

On March 10, 2021, the Board of Directors approved the following compensation for Ms. Dolan’s compensation effective February 27, 2021: a base salary of $700,000, an annual cash bonus target of 85% of her annualized base salary, and a 2021 LTIP target of $1,500,000.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2020, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
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
(iii)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
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
(v)the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities, including, without limitation: (1) the Company’s plans to implement the Revlon 2020 Restructuring Program; including its expectation and belief that the Revlon 2020 Restructuring Program will reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity, as well as rightsizing the organization and operating with more efficient workflows and processes and that the leaner organizational structure will improve communication flow and cross-functional collaboration, leveraging the more efficient business processes; (2) the Company’s expectation that the Revlon 2020 Restructuring Program will result in the elimination of approximately 975 positions worldwide including approximately 625 current employees and approximately 350 open positions; (3) the Company substantially completed the employee-related actions in 2020 and expects to complete the other consolidation and outsourcing actions during 2021 and 2022; (4) the Company’s expectations regarding the amount and timing of the 2020 Restructuring Charges and payments related to the Revlon 2020 Restructuring Program, including that: (a) it recognized during 2020 $68.8 million of total pre-tax restructuring and related charges and in addition restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022; and (b) substantially all of the 2020 Restructuring Charges will be paid in cash, with $51.5 million of the total charges paid in 2020, approximately $40 million to $45 million expected to be paid in 2021, with the balance expected to be paid in 2022; and (5) the Company’s expectations that as a result of the Revlon 2020 Restructuring Program, the Company will deliver in the range of $200 million to $230 million of annualized cost reductions from 2020 through the end of 2022, with approximately 50% of these annualized cost reductions to be realized from the headcount reductions occurring in 2020;
(vi)the Company's expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2020, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility, and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements its Revlon 2020 Restructuring Program and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
(vii)the Company's expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and from other cost reduction initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review;
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2020 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC in 2021 and 2020 (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this 2020 Form 10-K, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this 2020 Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this 2020 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
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
(vi)lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and/or other permissible borrowings or generated from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and/or other cost control initiatives, and/or from selling certain assets in connection with the Company's ongoing Strategic Review; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under the Amended 2016 Revolving Credit Facility, the 2020 Restated Line of Credit Facility and/or other permissible borrowings; the unavailability of funds under the 2018 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of the Revlon 2020 Restructuring Program and the 2018 Optimization Program and from other cost reduction initiatives, and/or from selling certain assets in connection with the Company's ongoing Strategic Review;
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

REVLON, INC. AND SUBSIDIARIES
PART III

Item 10. Directors, Executive Officers and Corporate Governance
A list of Revlon's directors and executive officers and biographical information and other information about them may be found under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers," of Revlon's Proxy Statement for the 2021 Annual Stockholders' Meeting (the "2021 Proxy Statement"), which sections are incorporated by reference herein.
The information set forth under the caption "Code of Conduct and Business Ethics and Senior Financial Officer Code of Ethics" in the 2021 Proxy Statement is also incorporated herein by reference.
The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2021 Proxy Statement is also incorporated herein by reference.
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2021 Proxy Statement is also incorporated herein by reference.
Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2021 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.

Item 11. Executive Compensation
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2021 Proxy Statement is incorporated herein by reference. The information set forth under the caption "Corporate Governance-Board of Directors and its Committees-Compensation Committee-Composition of the Compensation Committee" in the 2021 Proxy Statement is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance-Board of Directors and its Committees-Controlled Company Exemption" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively, in the 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
AUDIT FEES
Revlon’s Board of Directors maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the Audit Committee’s charter, a printable and current copy of which is available at www.revloninc.com, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of the Company's independent auditors for the purpose of preparing and issuing its audit reports or performing other audit, review or attest services for the Company. The independent auditors, KPMG, report directly to the Audit Committee and the Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of: (a) all auditing services to be provided by the independent auditor; and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules under the Exchange Act and subject to the exemptions provided for in such rules. The Company maintains and updates annually an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. During 2020, an electronic printable copy of the 2020 Audit Committee Pre-Approval Policy was available at www.revloninc.com. A copy of the 2021 Audit Committee Pre-Approval Policy is attached to this 2020 Form 10-K as an exhibit and an electronic printable copy of such policy is currently available at www.revloninc.com. The Audit Committee also has the authority to approve services to be provided by KPMG at its meetings and by unanimous written consents.
The aggregate fees incurred for professional services by KPMG in 2020 and 2019 for these various services for the Company in the aggregate are set forth in the table, below:

Types of Fees (USD in millions)	2020	2019
Audit Fees	$8.1	$10.6
Audit-Related Fees	0.5	0.4
Tax Fees	1.6	0.5
Total Fees	$10.2	$11.5

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
All of the services performed by KPMG for the Company during 2020 and 2019 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

REVLON, INC. AND SUBSIDIARIES

4.23
Seventh Supplemental Indenture to the 5.75% Senior Notes Indenture, dated as of November 13, 2020, by and among Products Corporation and various of its subsidiaries, the other Guarantors (as defined in the Indenture) and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K, filed with the SEC on November 16, 2020).

4.24
Amendment No. 1, to the 2016 Revolving Credit Facility Agreement, dated as of April 17, 2018, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018 (the "Revlon April 2018 Form 8-K")).

4.25
Amendment Agreement No. 1 to Canada - ABL Collateral Agreement, dated as of April 17, 2018, among Revlon Canada Inc., Elizabeth Arden (Canada) Limited and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to the Revlon April 2018 Form 8-K).

4.26
Senior Unsecured Line of Credit Agreement, dated as of June 18, 2018, between Products Corporation, as borrower, and MacAndrews & Forbes Incorporated, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2018).

4.27
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

4.28
Guarantee Agreement, dated as of July 9, 2018, by and among the Guarantors party thereto and Citibank, N.A., as Collateral Agent, including all annexes thereto (incorporated by reference to Exhibit 4.2 to the Revlon Q3 2018 Form 10-Q).

4.29
Parent Guarantee Agreement, dated as of July 9, 2018, by and among Beautyge Beauty Group, S.L.U., Beautyge Participations, S.L.U., Elizabeth Arden (Netherlands) Holding B.V. and RML Holdings L.P., as Guarantors, and Citibank, N.A., as Collateral Agent, including all annexes thereto (incorporated by reference to Exhibit 4.3 to the Revlon Q3 2018 Form 10-Q).

4.30
Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of November 7, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 4.1 to RCPC’s Current Report on Form 10-Q filed with the SEC on November 8, 2019).

4.31
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

4.32
Term Loan Guarantee and Collateral Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.3 to the Revlon Q2 2019 Form 10-Q).

4.33
Holdings Term Loan Guarantee and Pledge Agreement, dated as of August 6, 2019, made by Revlon in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Revlon Q2 2019 Form 10-Q).

4.34
First Lien Pari Passu Intercreditor Agreement, dated as of August 6, 2019, between Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Wilmington Trust, as administrative agent and collateral agent, and Citibank, N.A. (incorporated by reference to Exhibit 4.5 to the Revlon Q2 2019 Form 10-Q).

4.35
BrandCo Guarantee and Security Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as administrative agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.6 to the Revlon Q2 2019 Form 10-Q).

4.36
Intellectual Property License Agreement, dated as of August 6, 2019, made between Beautyge II, LLC, Products Corporation and other signatories thereto (incorporated by reference to Exhibit 4.7 to the Revlon Q2 2019 Form 10-Q).

4.37
Amendment No. 2 to the 2016 Revolving Credit Facility Agreement, dated as of March 6, 2019, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 7, 2019).

4.38
Senior Unsecured Line of Credit Agreement, dated as of June 27, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.39	Description of Revlon, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.38 to the Revlon 2019 Form 10-K).

REVLON, INC. AND SUBSIDIARIES

4.40
Amendment No. 1, dated as of May 7, 2020, to the Term Credit Agreement, dated as of September 7, 2016 by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to Revlon's Form 10-Q filed with the SEC on August 6, 2020 (the "Revlon Q2 2020 Form 10-Q")).

4.41
Amendment No. 4, dated as of May 7, 2020, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 of the Revlon Q2 2020 Form 10-Q).

4.42
BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon (solely for the purposes set forth therein), certain lenders party thereto and Jefferies Finance LLC ("Jefferies"), as administrative agent and each collateral agent (incorporated by reference to Exhibit 4.3 of the Revlon Q2 2020 Form 10-Q).

4.43
Term Loan Guarantee and Collateral Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as pari passu collateral agent (incorporated by reference to Exhibit 4.4 of the Revlon Q2 2020 Form 10-Q).

4.44
Holdings Term Loan Guarantee and Pledge Agreement, dated as of May 7, 2020, made by Revlon in favor of Jefferies, as pari passu collateral agent (incorporated by reference to Exhibit 4.5 of the Revlon Q2 2020 Form 10-Q).

4.45
First Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as first lien collateral agent (incorporated by reference to Exhibit 4.6 of the Revlon Q2 2020 Form 10-Q).

4.46
First Lien Pari Passu Intercreditor Agreement, dated as of May 7, 2020, by and among Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Jefferies, as administrative agent and collateral agent, and Citibank, N.A (incorporated by reference to Exhibit 4.7 of the Revlon Q2 2020 Form 10-Q).

4.47
Second Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as second lien collateral agent (incorporated by reference to Exhibit 4.8 of the Revlon Q2 2020 Form 10-Q).

4.48
BrandCo First Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and first lien collateral agent (incorporated by reference to Exhibit 4.9 of the Revlon Q2 2020 Form 10-Q).

4.49
Third Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as third lien collateral agent (incorporated by reference to Exhibit 4.10 of the Revlon Q2 2020 Form 10-Q).

4.50
BrandCo Second Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and second lien collateral agent (incorporated by reference to Exhibit 4.11 of the Revlon Q2 2020 Form 10-Q).

4.51
BrandCo Third Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.12 of the Revlon Q2 2020 Form 10-Q).

4.52
First Lien/Second Lien/Third Lien Intercreditor Agreement, dated as of May 7, 2020, by and among Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as administrative agent and each collateral agent (incorporated by reference to Exhibit 4.13 of the Revlon Q2 2020 Form 10-Q).

4.53
Amended and Restated Intellectual Property License Agreement, dated as of May 7, 2020, by and between Beautyge II, LLC and Products Corporation (incorporated by reference to Exhibit 4.14 of the Revlon Q2 2020 Form 10-Q).

4.54
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Elizabeth Arden 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.15 of the Revlon Q2 2020 Form 10-Q).

4.55
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Mitchum 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.16 of the Revlon Q2 2020 Form 10-Q).

4.56
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Multicultural Group 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.17 of the Revlon Q2 2020 Form 10-Q).

REVLON, INC. AND SUBSIDIARIES

4.57
Second Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of September 28, 2020, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 4.1 to the Revlon Q3 2020 Form 10-Q filed with the SEC on November 13,2020).

4.58
Amendment No. 3 to the 2016 Revolving Credit Facility Agreement, dated as of April 17, 2020, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon’s Current Report on Form 8-K, filed with the SEC on April 23, 2020).

4.59
Amendment No. 5, dated as of October 23, 2020, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to Revlon’s Current Report on Form 8-K, filed with the SEC on October 23, 2020).

4.60
Amendment No. 1 to the BrandCo Credit Agreement, dated as of November 13, 2020, among Revlon Products Corporation, as borrower, Revlon, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 4.2 to Revlon’s Current Report on Form 8-K, filed on November 16, 2020).

*4.61
Amendment No. 7, dated as of March 8, 2021, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

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

REVLON, INC. AND SUBSIDIARIES

10.14
Revlon Executive Severance Pay Plan (Restated, Effective March 30, 2020) (incorporated by reference to Exhibit 10.1 to Revlon, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020 (the "Revlon Q1 2020 Form 10-Q")).

10.15
Amendment, dated as of April 10, 2020, to the Amended and Restated Employment Agreement, dated as of November 16, 2018, by and among Revlon, Products Corporation and Debra Perelman (incorporated by reference to Exhibit 10.2 to the Revlon Q1 2020 Form 10-Q).

10.16
Amendment, dated as of March 31, 2020, to the Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan (incorporated by reference to Exhibit 10.3 to the Revlon Q1 2020 Form 10-Q).

10.17
Amendment dated as of September 5, 2019 to the Fourth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Exhibit 10.1 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, filed with the SEC on November 8, 2019 (the “Revlon Q3 2019 Form 10-Q”)).

10.18	Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro (incorporated by reference to Exhibit 10.19 to the Revlon 2019 Form 10-K).
10.19
Amendment, dated as of March 31, 2020 to the Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro (incorporated by reference to Exhibit 10.5 to the Revlon Q1 2020 Form 10-Q).

10.20	Amended and Restated Consulting Agreement between Products Corporation and E. Scott Beattie, dated March 11, 2020 (incorporated by reference to Exhibit 10.20 to the Revlon 2019 Form 10-K).
10.21
Amendment, dated as of March 30, 2020, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie (incorporated by reference to Exhibit 10.7 to the Revlon Q1 2020 Form 10-Q).

*10.22	Amendment No. 2, dated as of March 10, 2021, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie.
10.23
Amendment, dated as of March 30, 2020, to the Consulting Agreement, dated as of November 7, 2019, between Products Corporation and Mitra Hormozi (incorporated by reference to Exhibit 10.8 to the Revlon Q1 2020 Form 10-Q).

10.24
Transaction Support Agreement, dated as of September 28, 2020, by and among Products Corporation, Revlon and certain beneficial holders, or investment advisors or managers for the account of beneficial holders, of term loans under the BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon, certain lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Revlon's Current Report on Form 10-Q filed with the SEC on November 13, 2020).

*10.25	Separation Agreement, dated as of November 20, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro.
21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by E. Scott Beattie.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by Kristin Dolan.
*24.5	Power of Attorney executed by Ceci Kurzman.
*24.6	Power of Attorney executed by Victor Nichols.
*24.7	Power of Attorney executed by Barry F. Schwartz.
*24.8	Power of Attorney executed by Cristiana Falcone.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated March 11, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 11, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

REVLON, INC. AND SUBSIDIARIES

**32.1	Certification of Debra Perelman, Chief Executive Officer, dated March 11, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 11, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc Audit Committee Pre-Approval Policy

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.
**Furnished herewith.

REVLON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-2
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	F-5
Revlon Consumer Products Corporation Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)	F-4

Financial Statements:
Revlon, Inc. Consolidated Balance Sheets as of December 31, 2020 and 2019	F-9
Revlon, Inc. Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2020 and 2019	F-10
Revlon, Inc. Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2020 and 2019	F-11
Revlon, Inc. Consolidated Statements of Cash Flows for each of the years ended December 31, 2020 and 2019	F-12
Revlon Consumer Products Corporation Consolidated Balance Sheets as of December 31, 2020 and 2019	F-9
Revlon Consumer Products Corporation Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2020 and 2019	F-10
Revlon Consumer Products Corporation Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2020 and 2019	F-11
Revlon Consumer Products Corporation Consolidated Statements of Cash Flows for each of the years ended December 31, 2020 and 2019	F-12
Notes to Consolidated Financial Statements	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of the goodwill of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2020 was $563.7 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value using a discounted cash flow model. As a result, the Company performed impairment testing of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units in the first, second, and fourth quarters, which resulted in $99.8 million and $11.2 million impairments in the first and second quarter, respectively, of the associated goodwill.

We identified the evaluation of the impairment of goodwill of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow models used to estimate the fair values of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units. Specifically, the key assumptions, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rates, involved a high degree of subjective auditor judgment as minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. These included controls related to the determination of the estimated fair value of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units and the development of the assumptions described above. We evaluated the Company’s forecasted net sales and EBITDA margins used in the fair value analyses by comparing forecasted net sales and forecasted EBITDA margins to historical actual results and forecasted net sales growth rates and EBITDA margins of peer companies based on publicly available market data. We compared the Company’s historical net sales and EBITDA margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•assessing the appropriateness of the valuation methodologies through comparison to standard valuation practices
•evaluating the appropriateness of the selected guideline public companies by researching the companies and reviewing the business description
•evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable companies

Impairment of the indefinite-lived trade names of the Elizabeth Arden Fragrances, Elizabeth Arden Skin and Color, and Mass Portfolio reporting units

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s trade names balance as of December 31, 2020 was $115.9 million. The Company performs indefinite-lived trade name impairment testing using the relief from royalty method on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a trade name more likely than not exceeds its fair value. As a result, the Company performed impairment testing of its indefinite-lived intangible assets in the first, second, and fourth quarters, which resulted in $24.5 million and $8.6 million impairments in the first and second quarter, respectively, of certain trade names within the Company's Elizabeth Arden Fragrances, Elizabeth Arden Skin and Color, and Mass Portfolio reporting units.

We identified the evaluation of impairment of the trade names as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the relief from royalty method used to estimate the fair value of the trade names. Specifically, the key assumptions including forecasted net sales, discount rates, and royalty rate assumptions, involved a high degree of subjective auditor judgment as minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of indefinite-lived trade names.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite-lived trade names impairment assessment process. These included controls related to the determination of the estimated fair value of the trade names and the development of the assumptions described above. We evaluated the Company’s forecasted net sales used in the analyses by comparing the forecasted net sales to historical actual results. We compared the Company’s historical net sales forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•assessing the appropriateness of the valuation methodologies through comparison to standard valuation practices
•evaluating the royalty rate assumptions used in the trade names valuations, by comparing them to publicly available market data for comparable royalty rates
•evaluating the discount rates used in the valuations of the trade names by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable companies.

Liquidity

As discussed in Note 1 to the consolidated financial statements, at December 31, 2020, the Company believes its cash and cash equivalents and its existing credit capacity and management’s actions in the normal course to reduce variable spending will be sufficient to fund the Company’s planned operations for at least the next 12 months beyond the date of the issuance of the consolidated financial statements.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. The evaluation of the Company’s estimate of its cash inflows and outflows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash inflows and outflows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assessment of its ability to continue as a going concern. These included controls related to the assumptions used in the forecasted model of liquidity and sensitivity analyses over the forecasted models of liquidity. We assessed the reasonableness of key assumptions underlying management’s liquidity models, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA), and management’s actions in the normal course to reduce variable spending, by comparing the key assumptions to historical results to assess management’s ability to forecast. We performed sensitivity analyses to assess the impact of changes in the key assumptions included in management’s liquidity forecast models. We assessed management’s liquidity forecast model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Revlon, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
Revlon Consumer Products Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholder’s deficiency, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of the goodwill of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2020 was $563.7 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value using a discounted cash flow model. As a result, the Company performed impairment testing of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units in the first, second, and fourth quarters, which resulted in $99.8 million and $11.2 million impairments in the first and second quarter, respectively, of the associated goodwill.

We identified the evaluation of the impairment of goodwill of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow models used to estimate the fair values of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units. Specifically, the key assumptions, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rates, involved a high degree of subjective auditor judgment as minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. These included controls related to the determination of the estimated fair value of the Elizabeth Arden Fragrances, Mass Portfolio, and Professional Portfolio reporting units and the development of the assumptions described above. We evaluated the Company’s forecasted net sales and EBITDA margins used in the fair value analyses by comparing forecasted net sales and forecasted EBITDA margins to historical actual results and forecasted net sales growth rates and EBITDA margins of peer companies based on publicly available market data. We compared the Company’s historical net sales and EBITDA margin forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•assessing the appropriateness of the valuation methodologies through comparison to standard valuation practices
•evaluating the appropriateness of the selected guideline public companies by researching the companies and reviewing the business description
•evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable companies

Impairment of the indefinite-lived trade names of the Elizabeth Arden Fragrances, Elizabeth Arden Skin and Color, and Mass Portfolio reporting units

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s trade names balance as of December 31, 2020 was $115.9 million. The Company performs indefinite-lived trade name impairment testing using the relief from royalty method on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a trade name more likely than not exceeds its fair value. As a result, the Company performed impairment testing of its indefinite-lived intangible assets in the first, second, and fourth quarters, which resulted in $24.5 million and $8.6 million impairments in the first and second quarter, respectively, of certain trade names within the Company's Elizabeth Arden Fragrances, Elizabeth Arden Skin and Color, and Mass Portfolio reporting units.

We identified the evaluation of impairment of the trade names as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the relief from royalty method used to estimate the fair value of the trade names. Specifically, the key assumptions including forecasted net sales, discount rates, and royalty rate assumptions, involved a high degree of subjective auditor judgment as minor changes to those assumptions could have a significant effect on the Company’s assessment of the carrying value of indefinite-lived trade names.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite-lived trade names impairment assessment process. These included controls related to the determination of the estimated fair value of the trade names and the development of the assumptions described above. We evaluated the Company’s forecasted net sales used in the analyses by comparing the forecasted net sales to historical actual results. We compared the Company’s historical net sales forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•assessing the appropriateness of the valuation methodologies through comparison to standard valuation practices
•evaluating the royalty rate assumptions used in the trade names valuations, by comparing them to publicly available market data for comparable royalty rates
•evaluating the discount rates used in the valuations of the trade names by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable companies.

Liquidity

As discussed in Note 1 to the consolidated financial statements, at December 31, 2020, the Company believes its cash and cash equivalents and its existing credit capacity and management’s actions in the normal course to reduce variable spending will be sufficient to fund the Company’s planned operations for at least the next 12 months beyond the date of the issuance of the consolidated financial statements.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. The evaluation of the Company’s estimate of its cash inflows and outflows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash inflows and outflows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assessment of its ability to continue as a going concern. These included controls related to the assumptions used in the forecasted model of liquidity and sensitivity analyses over the forecasted models of liquidity. We assessed the reasonableness of key assumptions underlying management’s liquidity models, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA), and management’s actions in the normal course to reduce variable spending, by comparing the key assumptions to historical results to assess management’s ability to forecast. We performed sensitivity analyses to assess the impact of changes in the key assumptions included in management’s liquidity forecast models. We assessed management’s liquidity forecast model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 11, 2021

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$97.1	$104.3
Trade receivables, less allowance for doubtful accounts of $13.0 and $11.4 as of December 31, 2020 and December 31, 2019, respectively	352.3	423.4
Inventories, net	462.6	448.4
Prepaid expenses and other assets	134.4	135.3
Total current assets	1,046.4	1,111.4
Property, plant and equipment, net of accumulated depreciation of $528.9 and $488.1 as of December 31, 2020 and December 31, 2019, respectively	352.0	408.6
Deferred income taxes	25.7	175.1
Goodwill	563.7	673.7
Intangible assets, net of accumulated amortization and impairment of $296.8 and $226.4 as of December 31, 2020 and December 31, 2019, respectively	430.8	490.7
Other assets	109.1	121.1
Total assets	$2,527.7	$2,980.6

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$2.5	$2.2
Current portion of long-term debt	217.5	288.0
Accounts payable	203.3	251.8
Accrued expenses and other current liabilities	420.9	414.9
Total current liabilities	844.2	956.9
Long-term debt	3,105.0	2,906.2
Long-term pension and other post-retirement plan liabilities	212.4	181.2
Other long-term liabilities	228.1	157.5
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 56,742,513 and 56,470,490 shares issued as of December 31, 2020 and December 31, 2019, respectively	0.5	0.5
Additional paid-in capital	1,082.3	1,071.9
Treasury stock, at cost: 1,774,200 and 1,625,580 shares of Class A Common Stock as of December 31, 2020 and December 31, 2019, respectively	(35.2)	(33.5)
Accumulated deficit	(2,631.7)	(2,012.7)
Accumulated other comprehensive loss	(277.9)	(247.4)
Total stockholders’ deficiency	(1,862.0)	(1,221.2)
Total liabilities and stockholders’ deficiency	$2,527.7	$2,980.6

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019

Net sales	$1,904.3	$2,419.6
Cost of sales	860.5	1,052.2
Gross profit	1,043.8	1,367.4
Selling, general and administrative expenses	1,071.8	1,316.6
Acquisition, integration and divestiture costs	5.0	3.9
Restructuring charges and other, net	49.7	12.8
Impairment charges	144.1	—
Gain on divested assets	(0.5)	(26.6)
Operating (loss) income	(226.3)	60.7
Other expenses:
Interest expense, net	243.3	196.6
Amortization of debt issuance costs	26.8	14.6
Gain on early extinguishment of debt	(43.1)	—
Foreign currency gains, net	(6.0)	(1.9)
Miscellaneous, net	12.9	16.4
Other expenses	233.9	225.7
Loss from continuing operations before income taxes	(460.2)	(165.0)
Provision for income taxes	158.8	0.2
Loss from continuing operations, net of taxes	(619.0)	(165.2)
Income from discontinued operations, net of taxes	—	7.5
Net loss	$(619.0)	$(157.7)
Other comprehensive income (loss):
Foreign currency translation adjustments(a)	10.2	(2.9)
Amortization of pension related costs, net of tax(b)(c)	11.4	9.0
Pension re-measurement, net of tax (d)	(52.1)	(19.3)
Other comprehensive loss, net	(30.5)	(13.2)
Total comprehensive loss	$(649.5)	$(170.9)
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(11.59)	$(3.11)
Discontinued operations	—	0.14
Net loss	$(11.59)	$(2.97)
Weighted average number of common shares outstanding:
Basic	53,401,324	53,081,321
Diluted	53,401,324	53,081,321

(a) Net of tax expense of nil and $1.8 million for the years ended December 31, 2020 and 2019, respectively.
(b) Net of tax expense of nil and $1.1 million for the years ended December 31, 2020 and 2019, respectively.
(c) This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(d) Net of tax benefit of $1.9 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(1.7)	—	—	(1.7)
Stock-based compensation amortization	—	10.4	—	—	—	10.4
Net loss	—	—	—	(619.0)	—	(619.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(30.5)	(30.5)
Balance, December 31, 2020	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2019	$0.5	$1,063.8	$(31.9)	$(1,855.0)	$(234.2)	$(1,056.8)
Treasury stock acquired, at cost (a)	—	—	(1.6)	—	—	(1.6)
Stock-based compensation amortization	—	8.1	—	—	—	8.1
Net loss	—	—	—	(157.7)	—	(157.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	(13.2)	(13.2)
Balance, December 31, 2019	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 148,620 and 92,260 shares of Revlon Class A Common Stock during the years ended December 31, 2020 and 2019, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $10.98 and $17.75 during the years ended December 31, 2020 and 2019, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $1.7 million and $1.6 million during the years ended December 31, 2020 and 2019, respectively. See Note 12, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.

(b) See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the years ended December 31, 2020 and 2019, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(619.0)	$(157.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143.3	162.9
Foreign currency (gains) losses from re-measurement	(6.0)	(1.9)
Amortization of debt discount	1.4	1.6
Stock-based compensation amortization	10.4	8.1
Impairment charges	144.1	—
Provision (benefit) from deferred income taxes	152.8	(29.8)
Amortization of debt issuance costs	26.8	14.6
Gain on divested assets	(0.5)	(26.6)
Pension and other post-retirement cost	4.0	7.2
Gain on early extinguishment of debt	(43.1)	—
Paid-in-kind interest expense on the 2020 BrandCo Facilities	10.8	—
Change in assets and liabilities:
Decrease (increase) in trade receivables	76.7	9.3
(Increase) decrease in inventories	(8.4)	74.5
Decrease (increase) in prepaid expenses and other current assets	8.0	16.8
(Decrease) increase in accounts payable	(53.1)	(73.2)
(Decrease) increase in accrued expenses and other current liabilities	(9.9)	(42.4)
Increase (decrease) in deferred revenue	71.6	—
Pension and other post-retirement plan contributions	(9.8)	(12.1)
Purchases of permanent displays	(30.8)	(46.2)
Other, net	33.4	26.6
Net cash used in operating activities	(97.3)	(68.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.3)	(29.0)
Proceeds from the sale of certain assets	—	31.1
Net cash (used in) provided by investing activities	(10.3)	2.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	4.3	(17.3)
Borrowings under the 2020 BrandCo Facilities	880.0	—
Repurchases of the 5.75% Senior Notes	(281.4)	—
Net borrowings (repayments) under the Amended 2016 Revolving Credit Facility	(133.5)	(62.6)
Net borrowings (repayments) under the 2019 Term Loan Facility (a)	(200.0)	200.0
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—
Repayments under the 2016 Term Loan Facility	(11.5)	(18.0)
Payment of financing costs	(122.0)	(15.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.7)	(1.6)
Other financing activities	(0.3)	(0.9)
Net cash provided by financing activities	102.5	84.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.1	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.0)	17.0
Cash, cash equivalents and restricted cash at beginning of period (b)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (b)	$102.5	$104.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$238.6	$194.6
Income taxes, net of refunds	18.6	9.9

Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$846.0	$—
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	29.1	—
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	9.6	—
Paid-in-kind fees for the B-2 Loans in the November 5.75% Senior Notes Exchange Offer	17.5	—
(a) The Company fully repaid the 2019 Term Loan Facility in May 2020.
(b)These amounts include restricted cash of $5.4 million and $0.2 million as of December 31, 2020 and 2019, respectively. The balance as of December 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of December 31, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$97.1	$104.3
Trade receivables, less allowance for doubtful accounts of $13.0 and $11.4 as of December 31, 2020 and December 31, 2019, respectively	352.3	423.4
Inventories, net	462.6	448.4
Prepaid expenses and other assets	130.5	131.4
Receivable from Revlon, Inc.	170.0	161.2
Total current assets	1,212.5	1,268.7
Property, plant and equipment, net of accumulated depreciation of $528.9 and $488.1 as of December 31, 2020 and December 31, 2019, respectively	352.0	408.6
Deferred income taxes	34.1	158.1
Goodwill	563.7	673.7
Intangible assets, net of accumulated amortization and impairment of $296.8 and $226.4 as of December 31, 2020 and December 31, 2019, respectively	430.8	490.7
Other assets	109.1	121.1
Total assets	$2,702.2	$3,120.9
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.5	$2.2
Current portion of long-term debt	217.5	288.0
Accounts payable	203.3	251.8
Accrued expenses and other current liabilities	423.2	418.2
Total current liabilities	846.5	960.2
Long-term debt	3,105.0	2,906.2
Long-term pension and other post-retirement plan liabilities	212.4	181.2
Other long-term liabilities	241.3	162.7
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,006.9	996.5
Accumulated deficit	(2,486.6)	(1,893.1)
Accumulated other comprehensive loss	(277.9)	(247.4)
Total stockholder's deficiency	(1,703.0)	(1,089.4)
Total liabilities and stockholder's deficiency	$2,702.2	$3,120.9

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2020	2019

Net sales	$1,904.3	$2,419.6
Cost of sales	860.5	1,052.2
Gross profit	1,043.8	1,367.4
Selling, general and administrative expenses	1,064.6	1,308.7
Acquisition, integration and divestiture costs	5.0	3.9
Restructuring charges and other, net	49.7	12.8
Impairment charges	144.1	—
Gain on divested assets	(0.5)	(26.6)
Operating (loss) income	(219.1)	68.6
Other expenses:
Interest expense, net	243.3	196.6
Amortization of debt issuance costs	26.8	14.6
Gain on early extinguishment of debt	(43.1)	—
Foreign currency gains, net	(6.0)	(1.9)
Miscellaneous, net	12.9	16.4
Other expenses	233.9	225.7
Loss from continuing operations before income taxes	(453.0)	(157.1)
Provision for (benefit from) income taxes	140.5	1.6
Loss from continuing operations, net of taxes	(593.5)	(158.7)
Income from discontinued operations, net of taxes	—	7.5
Net loss	$(593.5)	$(151.2)
Other comprehensive income (loss):
Foreign currency translation adjustments(a)	10.2	(2.9)
Amortization of pension related costs, net of tax(b)(c)	11.4	9.0
Pension re-measurement, net of tax (d)	(52.1)	(19.3)
Other comprehensive loss, net	(30.5)	(13.2)
Total comprehensive loss	$(624.0)	$(164.4)

(a)Net of tax expense of nil and $1.8 million for the years ended December 31, 2020 and 2019, respectively.
(b)Net of tax expense of nil and $1.1 million for the years ended December 31, 2020 and 2019, respectively.
(c)This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(d)Net of tax benefit of $1.9 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	10.4	—	—	10.4
Net loss	—	—	(593.5)	—	(593.5)
Other comprehensive (loss) income, net (a)	—	—	—	(30.5)	(30.5)
Balance, December 31, 2020	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2019	$54.6	$988.4	$(1,741.9)	$(234.2)	$(933.1)
Stock-based compensation amortization	—	8.1	—	—	8.1
Net loss	—	—	(151.2)	—	(151.2)
Other comprehensive (loss) income, net (a)	—	—	—	(13.2)	(13.2)
Balance, December 31, 2019	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)

(a)See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the years ended December 31, 2020 and 2019, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(593.5)	$(151.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143.3	162.9
Foreign currency (gains) losses from re-measurement	(6.0)	(1.9)
Amortization of debt discount	1.4	1.6
Stock-based compensation amortization	10.4	8.1
Impairment charges	144.1	—
Benefit from deferred income taxes	134.9	(30.0)
Amortization of debt issuance costs	26.8	14.6
Gain on divested assets	(0.5)	(26.6)
Pension and other post-retirement cost	4.0	7.2
Gain on early extinguishment of debt	(43.1)	—
Paid-in-kind interest expense on the 2020 BrandCo Facilities	10.8	—
Change in assets and liabilities:
Decrease (increase) in trade receivables	76.7	9.3
(Increase) decrease in inventories	(8.4)	74.5
Decrease (increase) in prepaid expenses and other current assets	(0.9)	7.4
(Decrease) increase in accounts payable	(53.1)	(73.2)
(Decrease) increase in accrued expenses and other current liabilities	(9.9)	(39.3)
Increase (decrease) in deferred revenue	71.6	—
Pension and other post-retirement plan contributions	(9.8)	(12.1)
Purchases of permanent displays	(30.8)	(46.2)
Other, net	34.7	26.6
Net cash used in operating activities	(97.3)	(68.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.3)	(29.0)
Proceeds from the sale of certain assets	—	31.1
Net cash (used in) provided by investing activities	(10.3)	2.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	4.3	(17.3)
Borrowings under the 2020 BrandCo Facilities	880.0	—
Repurchases of the 5.75% Senior Notes	(281.4)	—
Net borrowings (repayments) under the Amended 2016 Revolving Credit Facility	(133.5)	(62.6)
Net borrowings (repayments) under the 2019 Term Loan Facility (a)	(200.0)	200.0
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—
Repayments under the 2016 Term Loan Facility	(11.5)	(18.0)
Payment of financing costs	(122.0)	(15.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.7)	(1.6)
Other financing activities	(0.3)	(0.9)
Net cash provided by financing activities	102.5	84.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.1	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.0)	17.0
Cash, cash equivalents and restricted cash at beginning of period (b)	104.5	87.5
Cash, cash equivalents and restricted cash at end of period (b)	$102.5	$104.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$238.6	$194.6
Income taxes, net of refunds	18.6	9.9

Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$846.0	$—
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	29.1	—
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	9.6	—
Paid-in-kind fees for the B-2 Loans in the November 5.75% Senior Notes Exchange Offer	17.5	—
(a) The Company fully repaid the 2019 Term Loan Facility in May 2020.
(b)These amounts include restricted cash of $5.4 million and $0.2 million as of December 31, 2020 and 2019, respectively, The balance as of December 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of December 31, 2019 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively.

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
The Company operates in four brand-centric reporting units that are aligned with its organizational structure based on four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For further information, refer to Note 16, "Segment Data and Related Information."
Unless the context otherwise requires, all references to the Company mean Revlon and its subsidiaries, including, without limitation, its wholly-owned operating subsidiary, Products Corporation. Revlon as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation, and in 2020 and 2019 included $7.2 million and $7.9 million, respectively, in expenses incidental to being a public holding company.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Accounts payable include $15.2 million and $13.3 million of outstanding checks not yet presented for payment at December 31, 2020 and 2019, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$97.1	$104.3
Restricted cash(a)	5.4	0.2
Total cash, cash equivalents and restricted cash	$102.5	$104.5

(a)Amounts included in restricted cash represent cash on deposit to support the Company's letters of credit and is included within other assets in the Company's consolidated balance sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Trade Receivables
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The Company's three largest customers accounted for an aggregate of approximately 41% and 33% of the Company's outstanding trade receivables at December 31, 2020 and 2019, respectively.
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
Property, Plant and Equipment and Other Assets
Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 20 to 30 years; buildings and improvements, 5 to 50 years; machinery and equipment, 3 to 15 years; counters and trade fixtures, 3 to 5 years; office furniture and fixtures, 3 to 15 years; and capitalized software, 2 to 10 years. Leasehold improvements and building improvements are amortized over their estimated useful lives or over the terms of the leases or remaining life of the original structure, whichever is shorter. Repairs and maintenance are charged to the statement of operations as incurred, and expenditures for additions and improvements are capitalized. Counters and trade fixtures are amortized over their estimated useful life of the in-store counter and display related assets. The estimated useful life may be subject to change based upon declines in net sales and/or changes in merchandising programs. See Note 5, "Property, Plant and Equipment," for further discussion.
Included in other assets are permanent wall displays amounting to $82.2 million and $101.0 million as of December 31, 2020 and 2019, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time-to-time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $50.1 million and $55.6 million for 2020 and 2019, respectively.
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges to long-lived assets during the years ended December 31, 2020 and 2019, respectively.
Deferred Financing Costs
The Company capitalizes financing costs and amortizes such costs over the terms of the related debt instruments using the effective-interest method. Capitalized financing costs were $119.3 million and nil during 2020 and 2019, respectively.
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
See Note 5, "Property, Plant and Equipment," for further information on the Company's leases.
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

In performing its goodwill impairment assessments, the Company uses the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." Following the results of such assessments, the Company records non-cash impairment charges in the amount by which the carrying value of each reporting unit exceeded its respective fair value, limited to the amount of each reporting unit's goodwill. Impairment charges are included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Consolidated Statement of Operations and Comprehensive Loss for the applicable quarter-to-date and year-to-date periods.
During 2020, the Company performed interim goodwill impairment analyses during the first, second and third quarters of the year, which resulted in the recognition of $99.8 million and $11.2 million of non-cash goodwill impairment charges in the first and second quarter of 2020, respectively, as further specified in Note 6, "Goodwill and Intangible Assets, Net".
For 2020, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2020 using October 1, 2020 carrying values, the Company, in accordance with Financial Accounting

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Standards Board ("FASB"), Accounting Standard Codification ("ASC") 350, Intangibles - Goodwill and Other ("ASC 350"), performed a qualitative assessment for its Revlon reporting unit and quantitative assessments for its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Fragrances, and (iv) Professional Portfolio reporting units. As further specified in Note 6, "Goodwill", the Mass Portfolio reporting unit no longer has any goodwill associated with it starting from the second quarter of 2020.

For 2019, the Company did not have any goodwill impairment charges.

See Note 6, "Goodwill and Intangible Assets, Net," for further information on the Company's goodwill and annual impairment testing.
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
During 2020, in connection with the interim goodwill impairment assessments during the first, second and third quarters of 2020, the Company also reviewed indefinite-lived and finite-lived intangible assets for impairment. These interim reviews resulted in no interim impairment charges in connection with the carrying value of any of the Company's finite-lived intangible assets and in $24.5 million and $8.6 million of interim non-cash impairment charges in the first and second quarter of 2020, respectively, in connection with the Company's indefinite-lived intangible assets, as further specified in Note 6, "Goodwill and Intangible Assets, Net".
For 2020 and 2019, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.
See Note 6, "Goodwill and Intangible Assets, Net," for further discussion of the Company's intangible assets, including a summary of finite-lived and indefinite-lived intangible assets.
Revenue Recognition and Sales Returns
The Company follows ASU No. 2014-09, "Revenue from Contracts with Customers". In accordance with the guidance, the Company's policy is to recognize revenue at an amount that reflects the consideration that the Company expects that it will be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when control of the goods transfers to the customer. Net sales are comprised of gross revenues from sales of products less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons.
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
See Note 16, "Segment Data and Related Information," for additional disclosures related to ASU No. 2014-09, "Revenue from Contracts with Customers".
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
Advertising
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs that are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $332.1 million and $446.8 million for 2020 and 2019, respectively, which were included in SG&A expenses in the Company's consolidated statements of operations and comprehensive (loss) income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time-to-time, the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.
Distribution Costs
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $106.9 million and $135.7 million for 2020 and 2019, respectively.
Income Taxes
Income taxes are calculated using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in income in the period that includes the enactment

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

date. The Company records valuation allowances to reduce deferred tax assets when management determines that it was more likely than not that a tax benefit will not be realized. The Company recognizes a tax position in its financial statements when management determines that it was more likely than not that the position will be sustained upon examination, based on the merits of such position. The Company recognizes liabilities for unrecognized tax positions in the U.S. and other tax jurisdictions based on an estimate of whether and the extent to which additional taxes will be due. If payment of these amounts is ultimately not required, the reversal of the liabilities would result in additional tax benefits recognized in the period in which the Company determines that the liabilities are no longer required. If the estimate of tax liabilities is ultimately less than the final assessment, this will result in a further charge to expense. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 13, "Income Taxes," for additional disclosures.
Research and Development
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2020 and 2019 for research and development expenditures were $29.3 million and $40.3 million, respectively.
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
Basic and Diluted Earnings per Common Share and Classes of Stock
Shares used in basic earnings per share are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of unvested restricted shares and restricted stock units ("RSUs") issued under the Stock Plan using the treasury stock method. (See Note 17, "Revlon, Inc. Basic and Diluted Earnings (Loss) Per Common Share").
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
Liquidity and Ability to Continue as a Going Concern

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in 2020 and beyond, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions.
On October 23, 2020, Products Corporation commenced an amended exchange offer (as amended, the “Exchange Offer”) to exchange any and all of its outstanding 5.75% Senior Notes due 2021 (the “5.75% Senior Notes”), which closed on November 13, 2020. In the Exchange Offer, for each $1,000 principal amount of 5.75% Senior Notes validly tendered, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes were tendered at or before 11:59 p.m. New York City time on November 10, 2020 (the “Expiration Time”)), for an aggregate of $325 in cash (the “Cash Consideration”), or (ii) if the holder was an Eligible Holder, a combination of (1) $200 in cash (plus a $50 early tender/consent fee payable if such 5.75% Senior Notes were tendered at or before the Expiration Time), for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share (as hereinafter defined) of $50 million aggregate principal amount of new 2020 ABL FILO Term Loans (as hereinafter defined) and (B) the Per $1,000 Pro Rata Share of $75 million aggregate principal amount of the New BrandCo Second-Lien Term Loans (the “Mixed Consideration”). A holder was considered an “Eligible Holder” if the holder was: (a)(i) a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”); (ii) an institutional accredited investor within the meaning of Rule 501(a)(1), (a)(2),

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(a)(3) or (a)(7) of the Securities Act; or (iii) a person that is not a “U.S. person” within the meaning of Regulation S under the Securities Act, (b) not a natural person and (c) not a “Disqualified Institution” (as defined under the Amended 2016 Revolving Credit Facility (as hereinafter defined) and related security documents and intercreditor agreements or the 2020 BrandCo Term Loan Facility (as hereinafter defined) and related security documents and intercreditor agreements). The “Per $1,000 Pro Rata Share” is (1) $1,000, divided by (2) the aggregate principal amount of 5.75% Senior Notes tendered for Mixed Consideration by all Eligible Holders and accepted for payment by Products Corporation.

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

On March 8, 2021, the Company amended its Amended 2016 Revolving Credit Facility to, among other things, extend the maturity date of the revolving facility thereunder from September 7, 2021 to June 8, 2023. Additionally, on March 2, 2021, the Company refinanced its 2018 Foreign Asset-Based Term Facility that was scheduled to mature on July 9, 2021 with a $75 million asset-based term loan facility with a scheduled maturity date of March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding. For further details of these financing transactions, see Note 21, “Subsequent Events”.

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At December 31, 2020, the Company had a liquidity position of $249.9 million, consisting of: (i) $97.1 million of unrestricted cash and cash equivalents (with approximately $89.8 million held outside the U.S.); (ii) $168.0 million in available borrowing capacity under Products Corporation's Amended 2016 Revolving Credit Facility (which had $188.9 million drawn at such date); and less (iii) approximately $15.2 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The uncertainty as to Products Corporation’s ability to extend or refinance the Amended 2016 Revolving Credit Facility raised substantial doubt about the Company’s ability to continue as a going concern as of the end of the third quarter of 2020. As a result of the transactions that were completed during the fourth quarter of 2020 and the first quarter of 2021, substantial doubt about the Company’s ability to continue as a going concern no longer exists. However, the Company continues to focus on cost reduction and risk mitigation actions to address both the ongoing and prolonged impacts from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued actions related to the Revlon 2020 Restructuring Program and other cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the recent successful closing of the Exchange Offer and the other recent debt activities, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.
However, there can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2018 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, loans under the 2018 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the borrowing base, consisting of accounts receivable and inventory.

Recent Transactions
On December 22, 2020, certain of the Company's subsidiaries and Helen of Troy Limited (the “Licensee”) entered into a Trademark License Agreement (the “License Agreement”) to combine and revise the existing licenses that are in place between the parties. The License Agreement grants the Licensee the exclusive right to use the “Revlon” brand in connection with the manufacture, display, advertising, promotion, labeling, sale, marketing and distribution of certain hair and grooming products until December 31, 2060 (with 3 additional 20-year renewal periods) in exchange for a one-time, upfront cash fee of $72.5 million, which is included as deferred revenue within Other long-term liabilities and Accrued expenses and other current

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

liabilities on the Company's Consolidated Balance Sheets. The deferred revenue will be amortized to royalty income within "Net Sales" on the Company's Consolidated Statement of Operations over a period of 26 years, estimated based on the point in time in which 90% of the total discounted cash flows is captured.

Recently Evaluated and/or Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This guidance is effective for fiscal years ending after December 15, 2020. The Company adopted this guidance (on a retrospective basis for certain new additional disclosures), as of December 31, 2020. This pronouncement only affects disclosure items and has no impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
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
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations, calculating income taxes in interim periods and how a company accounts for future events. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. After reviewing this ASU, the Company will adopt this guidance beginning as of January 1, 2021. The Company completed its assessment of the possible effects of this ASU upon its implementation and determined that it is not expected to have significant impacts on the Company’s results of operations, financial condition and/or financial statement disclosures.
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

2. RESTRUCTURING CHARGES

Revlon 2020 Restructuring Program

Building upon its previously completed 2018 Optimization Program, in March 2020 the Company announced that it was implementing a worldwide organizational restructuring (the “Revlon 2020 Restructuring Program”) designed to reduce the Company’s selling, general and administrative expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity. The Revlon 2020 Restructuring Program includes rightsizing the organization and operating with more efficient workflows and processes. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging the more efficient business processes.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 975 positions worldwide, including approximately 625 current employees and approximately 350 open positions of which approximately 915 were eliminated by December 31, 2020. In March 2020, the Company began informing certain employees that were affected by the Revlon 2020 Restructuring Program. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company substantially completed the employee-related actions in 2020 and expects to complete the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company recognized during 2020 $68.8 million of total pre-tax restructuring and related charges (the “2020 Restructuring Charges”), consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. The Company expects that substantially all of the restructuring and related charges under the Revlon 2020 Restructuring Program will be paid in cash, with $51.5 million of the total charges paid in 2020, with the remaining balance expected to be paid after 2020.

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through December 31, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Cumulative charges incurred through December 31, 2020	$48.6	$1.9	$50.5	$12.6	$5.7	$68.8
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss. These lease-related charges include: (i) $3.5 million for accelerated recognition of rent expense related to certain abandoned leases; (ii) $3.0 million for the disposal of leasehold improvements and other equipment in connection with certain leases; (iii) $5.2 million of rent expense related to the Revlon 2020 Restructuring Program; and (iv) $0.9 million of disposal of leasehold improvements and other equipment in connection with the abandoned leases identified in clause (i) of this footnote (a).
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through December 31, 2020 by reportable segment is presented in the following table:

Cumulative charges incurred through December 31, 2020
Revlon	$20.7
Elizabeth Arden	9.4
Portfolio	13.6
Fragrances	6.8
Total	$50.5

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

As of December 31, 2020, restructuring and related charges under the 2018 Optimization Program expected to be paid in cash are approximately $31.8 million of the total $39.7 million of recorded charges, of which $30.7 million were already paid since the inception of the program and through December 31, 2020, with any residual balance expected to be paid during 2021.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through December 31, 2020 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits(a)	Other Costs	Total Restructuring Charges	Inventory Adjustments(b)	Other Related Charges(c)	Total Restructuring and Related Charges
Charges incurred through December 31, 2019	$20.3	$0.3	$20.6	$4.9	$14.0	$39.5
Charges incurred during the year ended December 31, 2020	(0.6)	—	(0.6)	—	0.8	0.2
Cumulative charges incurred through December 31, 2020	$19.7	$0.3	$20.0	$4.9	$14.8	$39.7
(a) Includes reversal due to true-up of previously-accrued restructuring charges.
(b) Inventory adjustments are recorded within cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(c) Other related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2018 Optimization Restructuring Charges incurred since its inception in November 2018 and through December 31, 2020 by reportable segment is presented in the following table:

	Charges incurred during the year ended December 31, 2020	Cumulative charges incurred through December 31, 2020
Revlon	$(0.3)	$8.5
Elizabeth Arden	(0.1)	4.2
Portfolio	(0.1)	3.9
Fragrances	(0.1)	3.4
Total	$(0.6)	$20.0

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2020	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at December 31, 2020
Revlon 2020 Restructuring Program:
Employee severance and other personnel benefits	$—	$48.6	$—	$(36.0)	$—	$12.6
Other	—	1.9	—	(1.9)	—	—
Total Revlon 2020 Restructuring Program	—	50.5	—	(37.9)	—	12.6

2018 Optimization Program:
Employee severance and other personnel benefits	5.7	(0.6)	—	(4.0)	—	1.1
Total 2018 Optimization Program	5.7	(0.6)	—	(4.0)	—	1.1

Other immaterial actions:(a)
Employee severance and other personnel benefits	4.3	(0.2)	0.2	(4.2)	—	0.1
Total restructuring reserve	$10.0	$49.7	$0.2	$(46.1)	$—	$13.8
(a) The balance of other immaterial restructuring initiatives primarily consists of balances outstanding under the EA Integration Restructuring Program implemented by the Company in December 2016, which was completed by December 2018. The reversal of charges and payments made during the year ended December 31, 2020 primarily related to other individually and collectively immaterial restructuring initiatives.

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
(a) Non-cash utilization relates to approximately $3.5 million of lease termination liabilities related to certain exited office space that were adjusted following the implementation of ASC 842. See Note 5, "Property, Plant, and Equipment," for additional information.
(b) Consists primarily of the Company's other individually and collectively immaterial restructuring initiatives, including those in Denmark, Norway and Sweden.

As of December 31, 2020 and 2019, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	December 31,
	2020	2019
Finished goods	$356.7	$326.5
Raw materials and supplies	97.1	110.4
Work-in-process	8.8	11.5
	$462.6	$448.4

4. PREPAID EXPENSES AND OTHER
The Company's prepaid expenses and other balances were as follows:

	December 31,
	2020	2019
Prepaid expenses	$66.7	$68.9
Taxes (a)	36.1	40.4
Other	31.6	26.0
	$134.4	$135.3

(a) Taxes for Products Corporation as of December 31, 2020 and December 31, 2019 were $32.1 million and $36.5 million, respectively.

5. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	December 31,
	2020	2019
Land and improvements	$11.4	$10.8
Building and improvements	48.3	51.6
Machinery and equipment	98.7	114.7
Office furniture, fixtures and capitalized software	76.2	100.3
Leasehold improvements	21.3	24.5
Construction-in-progress	9.1	14.0
Right-of-Use assets	87.0	92.7
Property, plant and equipment and Right-of-Use assets, net	$352.0	$408.6

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for December 31, 2020 and December 31, 2019 was $76.3 million and $86.4 million, respectively. Accumulated depreciation and amortization was $528.9 million and $488.1 million as of December 31, 2020 and December 31, 2019, respectively.

Leases
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

Impairment Considerations
During the first, second and third quarter of 2020, as a result of COVID-19’s impact on the Company’s operations, the Company considered whether indicators of impairment existed for its Property, Plant and Equipment ("PP&E"), including its Right-of-Use ("ROU") assets consisting of the Company's leases as described above. The Company also considered whether indicators of impairment on its PP&E existed as of December 31, 2020.
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
Following its interim assessments during 2020, as well as its year-end assessment as of December 31, 2020, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were not impaired as of December 31, 2020.
The following table includes disclosure related to the ASC 842 lease standard for the periods presented, after application of the applicable practical expedients and short-term lease considerations:

	Year Ended
	December 31, 2020	December 31, 2019
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.3	$0.3
Interest on lease liabilities	0.1	0.2
Operating Lease Cost	38.9	41.7
Total Lease Cost	$39.3	$42.2

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.1	0.2
Operating cash flows from operating leases	36.3	39.4
Financing cash flows from finance leases	0.2	0.8

	December 31, 2020	December 31, 2019
ROU assets for finance leases	0.6	1.0
ROU assets for operating leases	86.3	91.4
Accumulated amortization on ROU assets for finance leases	0.6	0.3
Accumulated amortization on ROU assets for operating leases	39.9	23.2

Weighted-average remaining lease term - finance leases	2.1 years	2.8 years
Weighted-average remaining lease term - operating leases	6.5 years	6.2 years

Weighted-average discount rate - finance leases	15.0%	15.6%
Weighted-average discount rate - operating leases	15.8%	15.8%

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$36.5	$0.5
2022	27.7	0.3
2023	22.9	—
2024	18.8	—
2025	13.7	—
Thereafter	52.7	—
Total undiscounted cash flows	$172.3	$0.8

Present value:
Short-term lease liability	$16.3	$0.3
Long-term lease liability	86.6	0.3
Total lease liability	$102.9	$0.6
Difference between undiscounted cash flows and discounted cash flows	$69.4	$0.2

6. GOODWILL AND INTANGIBLE ASSETS, NET

2020 Interim Goodwill Assessments

As of March 31, 2020, June 30, 2020 and September 30, 2020, as a result of COVID-19’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform interim goodwill impairment analyses. These indicators included a deterioration in the general economic conditions, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's internal forecasts as a result of the ongoing and prolonged COVID-19 pandemic.

For its first and second quarter of 2020 interim assessments, the Company examined and performed quantitative interim goodwill impairment assessments for all its reporting units, namely: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Fragrances; (v) Mass Portfolio; and (vi) Professional Portfolio.

For the first quarter of 2020, as of March 31, 2020:

•The Company determined that it was more likely than not that the fair values of each of its: (i) Revlon; (ii) Elizabeth Arden Skin and Color; and (iii) Fragrances reporting units exceeded their respective carrying amounts for the first quarter of 2020. As of March 31, 2020, prior to the recording of any impairment charges, the Revlon, Elizabeth Arden Skin and Color and Fragrances reporting units had goodwill balances of $264.7 million, $67.4 million and $120.8 million, respectively; and
•The Company also determined that indicators of impairment existed for each of its: (i) Elizabeth Arden Fragrances; (ii) Mass Portfolio; and (iii) Professional Portfolio reporting units. Accordingly, for the three months ended March 31, 2020, the Company recognized a total of $99.8 million of non-cash goodwill impairment charges consisting of: $54.3 million and $19.6 million for the Mass Portfolio and Professional Portfolio reporting units, respectively, within the Company's Portfolio segment and $25.9 million for the Elizabeth Arden Fragrances reporting unit within the Company's Elizabeth Arden segment. Following the recognition of these non-cash goodwill impairment charges, as of March 31, 2020, the Elizabeth Arden Fragrances, Mass Portfolio and Professional Portfolio reporting units had approximately $23.5 million, nil and $97.2 million, respectively, in remaining goodwill.

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

For its third quarter of 2020 interim assessment, the Company, in accordance with ASC 350, performed qualitative analyses for its (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Professional Portfolio; and (v) Fragrances reporting units. As discussed above, the Mass Portfolio reporting unit's goodwill was written down to nil during the first quarter of 2020. In performing its third quarter of 2020 qualitative interim goodwill assessment, the Company considered, among other factors, the financial performance of each of its reporting units, the Company's revised expected future cash flows as affected by the ongoing and prolonged COVID-19 pandemic, as well as the results of the second quarter of 2020 quantitative interim analysis.

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

2020 Annual Goodwill Impairment Testing

In assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2020 using October 1, 2020 carrying values, the Company, in accordance with ASC 350, performed a qualitative assessment for its Revlon reporting unit and quantitative assessments for its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Fragrances, and (iv) Professional Portfolio reporting units (as previously noted, the Mass Portfolio reporting unit no longer has any goodwill associated with it starting from the second quarter of 2020).

In performing its 2020 annual qualitative goodwill assessment, the Company considered, among other factors, the financial performance of the Revlon reporting unit, the Company's revised expected future cash flows as affected by the ongoing and prolonged COVID-19 pandemic, as well as the results of the second quarter of 2020 quantitative interim analysis. Based upon such assessment, the Company determined that it was more likely than not that the fair value of its Revlon reporting unit exceeded its respective carrying amount for 2020.

In performing its 2020 quantitative assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Fragrances, and (iv) Professional Portfolio reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2020.

Consequently, no additional impairment changes were recognized during the 2020 annual impairment assessment test.

Inputs and Assumptions Considerations

The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 9.5% to 12.5%,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.

The key assumptions used to determine the estimated fair values of the Company's reporting units for its interim and annual assessments included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding the COVID-19 pandemic's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

The inputs and assumptions utilized in the interim and annual impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”

The following table presents the changes in goodwill by segment for the year ended December 31, 2020:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2019	$265.0	$171.2	$116.9	$120.8	$673.9
Foreign currency translation adjustment	(0.1)	(0.1)	—	—	(0.2)
Balance at December 31, 2019	$264.9	$171.1	$116.9	$120.8	$673.7
Foreign currency translation adjustment	0.5	0.3	0.1	0.1	1.0
Goodwill impairment charge	—	(83.5)	(27.5)	—	(111.0)
Balance at December 31, 2020	$265.4	$87.9	$89.5	$120.9	$563.7

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020; $111.0 million of such impairment charges were recognized during the year ended December 31, 2020.

In connection with recognizing these goodwill impairment charges during 2020, the Company recognized a tax benefit of approximately $9.2 million, since a portion of the goodwill is amortizable for tax purposes.
Intangible Assets, Net
Finite-Lived Intangibles
In accordance with ASC Topic 360, and in conjunction with the performance of its interim goodwill impairment testing for the first, second and third quarters of 2020, and its 2020 annual goodwill impairment testing, the Company reviewed its finite-lived intangible assets for impairment.
In performing such reviews, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value. No impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result of the first, second and third quarters of 2020 interim impairment assessments and of the 2020 annual impairment testing.
Indefinite-Lived Intangibles
In connection with the interim goodwill impairment assessment for the first and second quarters of 2020, the Company also quantitatively reviewed indefinite-lived intangible assets, consisting of certain trade names, using March 31, 2020 and June 30, 2020 carrying values, respectively, similar to goodwill, in accordance with ASC Topic 350.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As a result of COVID-19’s impact on the Company’s operations and on the expected future cash flows of certain asset groups, the quantitative interim assessments of indefinite-lived intangible assets in the first and second quarters of 2020 resulted in the recognition of:
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

For the third and fourth quarter of 2020, in accordance with the approaches followed for the third quarter interim goodwill assessment and for the 2020 annual goodwill impairment testing, the Company performed qualitative and quantitative assessments, respectively, of its indefinite-lived intangible assets considering, among other factors, the financial performance of certain asset groups within its reporting units, the Company's revised, expected future cash flows (also as affected by COVID-19), as well as the results of the second quarter of 2020 quantitative interim analysis of indefinite-lived intangibles. No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets as a result of these impairment assessments. Consequently, total non-cash impairment charges recorded on the Company's indefinite-lived intangible assets were $33.1 million during the year ended December 31, 2020.

Inputs and Assumptions Considerations

The fair values of the Company's intangible assets were determined based on the undiscounted cash flows method for its finite-lived intangibles and based on the relief from royalty method for its indefinite-lived intangibles, respectively. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.” These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020. A summary of such impairment charges by segments is included in the following table:

	Year Ended
	December 31, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$—	$(2.5)	$(30.6)	$—	$(33.1)
Total Intangibles Impairment	$—	$(2.5)	$(30.6)	$—	$(33.1)

In connection with recognizing these intangible assets impairment charges for the year ended December 31, 2020, the Company recognized a tax benefit of approximately $6.9 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present details of the Company's total intangible assets as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.8	$(128.6)	$—	$144.2	12
Customer relationships	249.9	(110.7)	—	139.2	11
Patents and internally-developed intellectual property	23.6	(15.6)	—	8.0	5
Distribution rights	31.0	(7.5)	—	23.5	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$578.6	$(263.7)	$—	$314.9

Indefinite-lived intangible assets:
Trade names	$149.0	N/A	$(33.1)	$115.9
Total indefinite-lived intangible assets	$149.0	N/A	$(33.1)	$115.9

Total intangible assets	$727.6	$(263.7)	$(33.1)	$430.8

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.2	$(110.9)	$—	$160.3	13
Customer relationships	248.3	(96.5)	—	151.8	11
Patents and internally-developed intellectual property	21.5	(12.1)	—	9.4	5
Distribution rights	31.0	(5.6)	—	25.4	15
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$573.3	$(226.4)	$—	$346.9

Indefinite-lived intangible assets:
Trade names	$143.8	N/A	$—	$143.8
Total indefinite-lived intangible assets	$143.8	N/A	$—	$143.8

Total intangible assets	$717.1	$(226.4)	$—	$490.7

Amortization expense for finite-lived intangible assets was $34.2 million and $40.3 million for the year ended December 31, 2020 and 2019, respectively. The variance with the previous comparable year was attributable primarily to the accelerated amortization of the Pure Ice intangible assets during 2019 as a result of the revision of the brand’s intangible assets useful lives following the termination of a business relationship with the brand's principal customer.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2020:

Estimated Amortization Expense
2021	$33.5
2022	32.6
2023	31.0
2024	27.6
2025	26.4
Thereafter	163.8
Total	$314.9

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Sales returns and allowances	$95.5	$89.7
Advertising, marketing and promotional costs	96.3	82.8
Taxes (a)	41.8	54.3
Compensation and related benefits	50.1	42.1
Interest	29.6	34.0
Professional services and insurance	18.6	16.3
Short-term lease liability	16.6	14.5
Freight and distribution costs	9.5	13.2
Restructuring reserve	13.8	10.0
Software	3.1	4.0
Other (b)	46.0	54.0
Total	$420.9	$414.9
(a) Accrued Taxes for Products Corporation as of December 31, 2020 and December 31, 2019 were $44.8 million and $57.6 million, respectively.
(b) Accrued Other as of December 31, 2019 includes approximately $2.3 million of severance to Mr. Fabian Garcia, the Company's former President and Chief Executive Officer, which was paid in 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

8. DEBT

The table below details the Company's debt balances. See also Note 21, "Subsequent Events," for recent debt activity updates.

	December 31,	December 31,
	2020	2019
2020 New BrandCo Second-Lien Term Loans due 2025 (a)	$75.0	$—
2020 New ABL FILO Term Loans due 2023 (a)	50.0	—
2020 Troubled-debt-restructuring: future interest (a)	57.8	—
5.75% Senior Notes due 2021, net of debt issuance costs (a) / (d)	—	498.1
2020 BrandCo Term Loan Facility due 2025, net of debt issuance costs (b)	1,644.8	—
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025, net of discounts and debt issuance costs (c)	874.8	1,713.6
2019 Term Loan Facility due 2023, net of discounts and debt issuance costs (e)	—	187.1
2018 Foreign Asset-Based Term Facility due 2021, net of discounts and debt issuance costs (f)	57.7	82.3
Amended 2016 Revolving Credit Facility due 2021, net of debt issuance costs (g)	136.7	269.9
6.25% Senior Notes due 2024, net of debt issuance costs (h)	425.4	442.8
Spanish Government Loan due 2025	0.3	0.4
Debt	$3,322.5	$3,194.2
Less current portion(*)	(217.5)	(288.0)
Long-term debt	$3,105.0	$2,906.2

Short-term borrowings (**)	$2.5	$2.2
(*) At December 31, 2020, the Company classified $217.5 million as its current portion of long-term debt, comprised primarily of $136.7 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, $57.7 million of the 2018 Foreign Asset-Based Term Facility due July 9, 2021, net of debt issuance costs and debt discount, $13.7 million of payments under the 2020 BrandCo Term Loan Facility due within one year and $9.2 million of payments on the 2016 Term Loan Facility due within one year. At December 31, 2019, the Company classified $288.0 million as its current portion of long-term debt, comprised primarily of $269.9 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, and $18.0 million of payments on the 2016 Term Loan Facility. See below in this Note 8, "Debt," and Note 21, "Subsequent Events," for details regarding the Company's recent debt-related transactions.
(**)The weighted average interest rate on these short-term borrowings outstanding at December 31, 2020 and 2019 was 11.7% and 8.3%, respectively.

Current Year Debt Transactions
(a) 5.75% Senior Notes Exchange Offer

On November 13, 2020, Products Corporation completed its previously-announced offer to exchange (as amended, the “Exchange Offer”) any and all of the then-outstanding $342.8 million aggregate principal amount of its 5.75% Senior Notes scheduled to mature on February 15, 2021 (see hereinafter under "Previous Year Debt Related Transaction" for more details on the 5.75% Senior Notes), on terms set forth in the amended and restated Offering Memorandum and Consent Solicitation Statement dated October 23, 2020. Concurrently with the Exchange Offer, Products Corporation solicited consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture governing the 5.75% Senior Notes, dated as of February 13, 2013, among Products Corporation, the guarantors party thereto and U.S. Bank National Association (the “5.75% Senior Notes Indenture”) to eliminate substantially all of the restricted covenants and certain events of default provisions from the 5.75% Senior Notes Indenture. The Exchange Offer and Consent Solicitation expired at 11:59 p.m., New York City time, on November 10, 2020 (the “Expiration Time”).

For each $1,000 principal amount of 5.75% Senior Notes validly tendered before the Expiration Time, holders received either, at their option, (i) $275 in cash (plus a $50 early tender/consent fee payable for an aggregate of $325 in cash, or (ii) if the holder was an Eligible Holder (as hereinafter defined), a combination of (1) $200 in cash (plus a $50 early tender/consent fee, for an aggregate of $250 in cash, plus, (2) (A) the Per $1,000 Pro Rata Share (as hereinafter defined) of $50 million in aggregate principal amount of new 2020 ABL FILO Term Loans (as hereinafter defined) and (B) the Per $1,000 Pro Rata Share of $75 million in aggregate principal amount of the New BrandCo Second-Lien Term Loans (as hereinafter defined) (the “Mixed Consideration”).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

At the Expiration Time, $236 million in aggregate principal amount of 5.75% Senior Notes, representing 68.8% of the total outstanding principal amount of the 5.75% Senior Notes, was validly tendered and not validly withdrawn. On November 13, 2020, immediately after Products Corporation accepted for exchange the 5.75% Senior Notes that were validly tendered and made payment therefore, Products Corporation used cash on hand to redeem, effective as of November 13, 2020, the remaining $106.8 million in aggregate principal amount of 5.75% Senior Notes pursuant to the terms of the 5.75% Senior Notes Indenture. Following the consummation of the Exchange Offer and the satisfaction and full discharge of the 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding. Accrued and unpaid interest on the 5.75% Senior Notes that were tendered in the Exchange Offer was paid to, but not including, the settlement date of the Exchange Offer.

The 2020 ABL FILO Term Loans are new “Tranche B” term loans in the aggregate principal amount of $50 million, ranking junior in right of payment to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement (as hereinafter defined) and equal in right of payment with all existing and future unsubordinated indebtedness of Products Corporation and the guarantors under the Amended 2016 Revolving Credit Agreement (such new Tranche B term loans, the “2020 ABL FILO Term Loans”). The 2020 ABL FILO Term Loans will mature the earlier of December 15, 2023 and six months after the maturity date of the Tranche A Loans (and any extension thereof in part or in whole). The 2020 ABL FILO Term Loans bear interest at a rate of LIBOR (subject to a 1.75% floor) plus 8.50% per annum, accruing from the settlement date of the Exchange Offer. The borrowing base for the 2020 ABL FILO Term Loans consists of an advance rate of 100% of eligible collateral with a customary push down reserve, with collateral consisting of: (i) a first-priority lien on accounts receivable, inventory, cash, negotiable instruments, chattel paper, investment property (other than capital stock), equipment and real property of Products Corporation and the subsidiary guarantors, subject to customary exceptions (the “Priority Collateral”); and (ii) a second-priority lien on substantially all tangible and intangible personal property of Products Corporation and the subsidiary guarantors, subject to customary exclusions (other than the Priority Collateral).

The New BrandCo Second Lien Term Loans issued pursuant to the Exchange Offer are “Term B-2 Loans” in the aggregate principal amount of $75 million (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the 2020 BrandCo Term Loan Facility (such Term B-2 Loans, the “New BrandCo Second-Lien Term Loans”).

The Exchange Offer with respect to the tendering holders represented a Troubled Debt Restructuring ("TDR") in accordance with ASC 470, Debt, as both criteria for a TDR where met, namely: (i) the creditors granted a concession, and (ii) the Company was experiencing financial difficulties. Since the expected future undiscounted cash flows under the New 2020 ABL FILO Term Loan and the New BrandCo Second-Lien Term Loans exchanged in the transaction are higher than the net carrying value of the original 5.75% Senior Notes remaining after any partial cash settlement (once prior loans with same lenders have also been considered, as applicable), no gain was recorded and a new effective interest rate was established based on the revised cash flows and the remaining net carrying value of the original 5.75% Senior Notes.

Following the closing of the Exchange Offer, as of December 31, 2020, the following aggregate principal amounts are outstanding:
•$50.0 million of New 2020 ABL FILO Term Loans; and
•$75.0 million of New BrandCo Second-Lien Term Loans.

Following the applicability of the TDR guidance and based on a net carrying value of the original 5.75% Senior Notes of approximately $175.5 million remaining after partial cash settlements, future interest payments of approximately $50.5 million were also included in the carrying value of the restructured debt as of the day of closing of the Exchange Offer. Additionally, to the amounts stated above, $17.5 million of New BrandCo Second-Lien Term Loans was added following the recognition of Paid-In-Kind ("PIK") consent fees that were earned by the lenders on the day of closing of the Exchange Offer, (which are amortized over the term of the restructured debt agreements), in accordance with the BrandCo TSA as defined further below in this Note 8, "Debt", within "Subsequent Amendments to the 2020 BrandCo Term Loan Facility".

In accordance with the aforementioned TDR guidance, fees and expenses incurred to third parties in connection with consummating the Exchange Offer of approximately $13.8 million were expensed as professional fees within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

(b) 2020 BrandCo Refinancing Transactions

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

Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility”) and the Amended 2016 Revolving Credit Facility, collectively referred to as the "2016 Senior Credit Facilities"). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).

Principal and Maturity: The 2020 BrandCo Facilities consist of: (i) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $815.0 million, plus the amount of certain fees and accrued interest that have been capitalized (the “2020 BrandCo Facility”); (ii) commitments in respect of a senior secured term loan facility in an aggregate principal amount of $950 million (the “Roll-up BrandCo Facility”); and (iii) a senior secured term loan facility in an aggregate principal amount outstanding on the BrandCo 2020 Facilities Closing Date of $3.0 million (the “Junior Roll-up BrandCo Facility”). Additionally, on May 28, 2020, Products Corporation borrowed from the 2020 Facilities Lenders an additional $65.0 million of term loans under the 2020 BrandCo Facility to repay in full the 2020 Incremental Facility under the 2016 Term Loan Facility, as a result of which the 2020 BrandCo Facility at June 30, 2020 had an aggregate principal amount outstanding of $910.6 million (including paid-in-kind closing fees of $29.1 million and paid-in-kind interest of $1.5 million that were capitalized). Additionally, during 2020, certain lenders under the 2016 Term Loan Facility, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 had an aggregate principal amount outstanding of $846.0 million. The Company determined that the roll-up of such 2016 Term Loan Facility lenders into the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility represented a debt modification under U.S. GAAP, as the cash flow effect between the amount that Products Corporation owed to the participating lenders under the old debt instrument (i.e., the 2016 Term Loan Facility) and the amount that Products Corporation owed to such lenders after the consummation of the roll-up into the new debt instrument (i.e., the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP.

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 BrandCo Refinancing Transactions. The Company will use the remaining net proceeds for general corporate purposes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 have an aggregate principal amount outstanding of $846.0 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $107.0 million. See “Subsequent Amendments to the 2020 BrandCo Term Loan Facility” regarding the Supporting BrandCo Lenders subsequently relinquishing certain Roll-up Rights and Products Corporation’s issuance of the BrandCo Support and Consent Consideration.

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

Borrower, Guarantees and Security: Products Corporation is the borrower under the 2020 BrandCo Facilities and the 2020 BrandCo Facilities are guaranteed by certain of Products Corporation's indirect subsidiaries (the “BrandCos”) that hold certain intellectual property assets related to the Elizabeth Arden and American Crew brands, certain other Portfolio segment brands and certain owned Fragrance segment brands (the “Specified Brand Assets”). While the BrandCos do not guarantee the 2016 Term Loan Facility, all guarantors of the 2016 Term Loan Facility guarantee the 2020 BrandCo Facilities. All of the assets of the BrandCos (including all capital stock issued by the BrandCos) have been pledged to secure the 2020 BrandCo Facility on a first-priority basis, the Roll-up BrandCo Facility on a second-priority basis and the Junior Roll-up BrandCo Facility on a third-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

priority basis and while such assets do not secure the 2016 Term Loan Facility, the 2020 BrandCo Facilities are secured on a pari passu basis by the assets securing the 2016 Term Loan Facility.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement or the indentures governing the 6.25% Senior Notes Indenture. The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

The aggregate principal amount outstanding under the 2020 BrandCo Term Loan Facility at December 31, 2020 was $1,868.4 million, including $846.0 million of principal rolled-up from the 2016 Term Loan Facility to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility.

Subsequent Amendments to the 2020 BrandCo Term Loan Facility
Prior to consummating the Exchange Offer Products Corporation and certain lenders under the 2020 BrandCo Term Loan Facility, representing more than a majority in aggregate principal amount of loans thereunder (the “Supporting BrandCo Lenders”), entered into a Transaction Support Agreement (the “BrandCo TSA”) under which the Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things:

•Relinquishing certain rights of such Supporting BrandCo Lenders to “roll-up” loans held by such Supporting BrandCo Lenders under the 2016 Term Loan Facility into New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility (the “Roll-up Rights”);
•Tendering any then-existing 5.75% Senior Notes held by such Supporting BrandCo Lenders into the Exchange Offer and Consent Solicitation;
•Consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of then-existing 5.75% Senior Notes for the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration (as hereinafter defined);
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

1.$12.5 million aggregate principal amount of New BrandCo Second-Lien Term Loans as a fee to the Supporting BrandCo Lenders under the BrandCo TSA in connection with such Supporting BrandCo Lenders’ relinquishment of their Roll-up Rights;
2.$10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes held by such Supporting BrandCo Lender; and
3.to all lenders under the 2020 BrandCo Term Loan Facility (including the Supporting BrandCo Lenders), an amendment fee that was payable pro rata based on principal amount of loans consenting, consisting of, at Products Corporation's option, either (x) an aggregate of $2.5 million of cash or (y) $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans. Pursuant to the BrandCo Amendment, Products Corporation elected to pay this fee in-kind in the form of $5.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans.

Upon the successful closing of the Exchange Offer, the Company capitalized the aforementioned paid-in-kind closing fees of $12.5 million and $5.0 million to the aggregate principal amount of New BrandCo Second-Lien Term Loans issued in connection with the Exchange Offer.

Upon the successful closing of the Exchange Offer, the Company evaluated the aforementioned $10.0 million of New BrandCo Second-Lien Term Loans issued to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation's 6.25% Senior Notes due 2024 held by such Supporting BrandCo Lender and determined that it represented a TDR in accordance with ASC 470, Debt, as both criteria for a TDR where met, namely: (i) the creditors granted a concession, and (ii) the Company was experiencing financial difficulties. Since the expected future undiscounted cash flows under the New BrandCo Second-Lien Term Loans exchanged in the transaction are higher than the net carrying value of the original 6.25% Senior Notes held by this lender (once prior loans with the same lender have also been considered), no gain was recorded and a new effective interest rate was established based on the revised cash flows and the net carrying value of the above-mentioned 6.25% Senior Notes that were exchanged in the transaction. Following the applicability of the TDR guidance, future interest payments of $8.7 million as of the day of closing of the Exchange Offer were also included in the carrying value of the restructured debt.

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans (exclusive of the BrandCo Support and Consent Consideration). The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

(c) 2016 Term Loan Facility Extension Amendment

In connection with the closing of the 2020 BrandCo Facility on May 7, 2020, term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of certain consenting lenders’ term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of December 31, 2020, approximately $30.6 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. As a result of such transaction, as of December 31, 2020, $853.3 million of the 2016 Term Loan Facility is scheduled to mature on the Original Maturity Date and $30.6 million is scheduled to mature on the Extended Maturity Date and, thus, the aggregate principal amount outstanding under the 2016 Term Loan Facility at December 31, 2020 was $883.9 million.

(d) Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, Products Corporation repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Furthermore, during the remainder of the year ended December 31, 2020, Products Corporation repurchased and subsequently canceled an additional $44.4 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of December 31, 2020, Products Corporation had repurchased and subsequently cancelled a total of approximately $157.2 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a gain on extinguishment of debt of approximately $43.1 million for the year ended December 31, 2020, which was recorded within "Gain on early extinguishment of debt" on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020. See hereinafter for more information regarding Products Corporation's 5.75% Senior Notes and the related Exchange Offer. Following the consummation of the Exchange Offer and the satisfaction and full discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remain outstanding as of December 31, 2020.

(e) Prepayment of the 2019 Term Loan Facility due 2023

On the BrandCo 2020 Facilities Closing Date, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders' fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $119.3 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

(f) Amendment to the 2018 Foreign Asset-Based Term Facility

On May 4, 2020, the Company entered into an amendment to the 2018 Foreign Asset Based Term Facility, which had an original outstanding principal amount of €77 million. Such amendment provided for the following:

•increasing the interest rate on the loan from EURIBOR (with a floor 0.50%) plus a margin of 6.50% to EURIBOR (with a floor 0.50%) plus a margin of 7.00%;
•amending the percentages applied in computing the borrowing base from 85% to 78.75% for eligible accounts receivable and from 90% to 80% against the net orderly liquidation value of eligible inventory;
•adding a springing maturity date of 91 days prior to the February 15, 2021 maturity of the 5.75% Senior Notes if any of Products Corporation's 5.75% Senior Notes remained outstanding on such date;
•requiring a mandatory prepayment of €5.0 million; and
•clarifying certain terms and waiving certain provisions in connection with the 2020 BrandCo Refinancing Transactions.

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. The 2018 Foreign Asset-Based Term Facility was a euro-denominated senior secured asset-based term loan facility that various, mostly foreign subsidiaries of Products Corporation entered into on July 9, 2018 and which was scheduled to mature on July 9, 2021. As of December 31, 2020, there was the Euro equivalent of $59.2 million aggregate principal

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

(g) Amendments to the 2016 Revolving Credit Facility Agreement
On October 23, 2020 (the “Amendment No. 5 Effective Date”), Products Corporation entered into Amendment No. 5 (“Amendment No. 5”) to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended from time to time, the “Amended 2016 Revolving Credit Facility”, and the revolving credit facility thereunder, the “Amended 2016 Revolving Credit Facility”; the Amended 2016 Revolving Credit Agreement, together with the 2016 Credit Agreement, the “2016 Credit Agreements”).

The Amendment No. 5 amended and restated the Amended 2016 Revolving Credit Agreement to add a new Tranche B consisting of $50 million aggregate principal amount of “first-in, last-out” Tranche B term loans (such new Tranche B, the “2020 ABL FILO Term Loan Facility”). The Amendment No. 5 also required Products Corporation to maintain "Excess Availability" (as defined in Amendment No. 5) of at least $85 million from the Amendment No. 5 Effective Date until the transactions contemplated by the Exchange Offer were consummated (such date, the “Exchange Offer Effective Date”). As a result, on October 23, 2020, Products Corporation repaid $35 million of Tranche A loans under the Amended 2016 Revolving Credit Agreement.

On the Exchange Offer Effective Date, Products Corporation’s As-Adjusted Liquidity was required to be at least $175 million (which condition was satisfied) and Products Corporation could not hold more than $100 million in cash or Cash Equivalents (as defined in the 5th Amendment). Furthermore, the 5th Amendment provided that a $30 million reserve will be automatically and immediately established against the Tranche A Borrowing Base (as defined in the 5th Amendment) if the results of ongoing appraisals and field exams were not delivered to the administrative agent prior to the occurrence of certain specified defaults.

Products Corporation paid customary fees to Alter Domus (US) LLC as the administrative agent for the 2020 ABL FILO Term Loan Facility. Except as to maturity date, interest, borrowing base and differences due to their nature as term loans, the terms of the 2020 ABL FILO Term Loans are otherwise substantially consistent with the Tranche A Revolving Loans.

On May 7, 2020, in connection with consummating the 2020 BrandCo Refinancing Transactions, Products Corporation entered into Amendment No. 4 to (the “Amendment No. 4”) to the 2016 Revolving Credit Facility. Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 BrandCo Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to the 2018 Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), Products Corporation incurred approximately $1.1 million in lender's fees that upon its full repayment were entirely expensed within “Miscellaneous, net” on the Company's Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2020.

On April 17, 2020 (the “FILO Closing Date”), Products Corporation entered into Amendment No. 3 to the 2016 Revolving Credit Facility (“Amendment No. 3”), pursuant to which, the maturity date applicable to $36.3 million of loans under the $41.5 million senior secured first in, last out 2018 Tranche B under the 2016 Revolving Credit Facility (the “2018 FILO Tranche”) was extended from April 17, 2020 to May 17, 2020 (the “Amendment No. 3 Extended Maturity Date”). Products Corporation repaid the remaining approximately $5.2 million of the 2018 FILO Tranche loans as of the FILO Closing Date. In addition, Amendment No. 3 increased the applicable interest margin for the 2018 FILO Tranche by 0.75%, subject to a LIBOR floor of 0.75%. Products Corporation fully repaid the 2018 FILO Tranche on the Amendment No. 3 Extended Maturity Date.

Total borrowings at face amount under Tranche A and Tranche B of the Amended 2016 Revolving Credit Facility at December 31, 2020 were $138.9 million and $50 million, respectively.

(h) 6.25% Senior Notes

See "Previous Years' Debt Related Transactions" below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Other 2020 Debt Related Transactions
MacAndrews & Forbes 2020 Restated Line of Credit Facility
In light of the upcoming maturity on July 9, 2021 of the 2018 Foreign Asset-Based Term Facility (as hereinafter defined) and the expiration on December 31, 2020 of the Amended 2019 Senior Line of Credit Facility (see "Previous Years' Debt Related Transaction" for further details about the Amended 2019 Senior Line of Credit Agreement), the Company sought to refinance or extend both the 2018 Foreign Asset-Based Term Facility and the Amended 2019 Senior Line of Credit Facility. Products Corporation sought to do so in order to reinforce its liquidity position to be better able to address the current business and economic environment and prepare for any further potential disruptions to its business and operations as may be brought on by the ongoing COVID-19 pandemic or other events.
As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and MacAndrews & Forbes Group, LLC (“M&F”) entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and will provide Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility is obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base. As of December 31, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility, and the 2020 Restated Line of Credit Facility terminated on such date. M&F’s commitment in respect of the New European ABL FILO Facility survived the termination of the 2020 Restated Line of Credit Facility and, if not used, would have terminated on July 9, 2021.
The New European ABL FILO Facility would mature on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there is no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeds $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would decrease on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would be no amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility will be LIBOR plus 10.00%. The covenants for the New European ABL FILO Facility would be substantially the same as those applicable to the 2018 European ABL Facility.

Upon the closing of the 2021 Asset-Based Term Facility on March 2, 2021 without the participation of M&F as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated in accordance with its terms (see Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements).

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement

On April 30, 2020, Products Corporation entered into a Joinder Agreement (the “2020 Joinder Agreement”), with Revlon, certain of their subsidiaries and certain existing lenders (the “Incremental Lenders”) under Products Corporation’s 2016 Term Loan Agreement (the “2016 Term Loan Agreement”) to provide for a $65 million incremental revolving credit facility (the “2020 Incremental Facility”). On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding revolving loans. Prior to its full repayment on May 28, 2020, amounts outstanding under the 2020 Incremental Facility bore interest at a rate of (x) LIBOR plus 16% or (y) an Alternate Base Rate plus 15%, at Products Corporation’s option. Except as to pricing, maturity and differences due to its revolving nature, the terms of the 2020 Incremental Facility were otherwise substantially consistent with the existing term loans under the 2016 Term Loan Facility. On May 28, 2020, the 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated. Upon such repayment, approximately $2.9 million of upfront commitment fees that Products Corporation incurred in connection with consummating the 2020 Incremental Facility were entirely expensed within "Miscellaneous, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

Previous Years' Debt Related Transactions
2019 Term Loan Facility

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

On the BrandCo 2020 Facilities Closing Date, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to fully prepay the entire principal amount outstanding under its 2019 Term Loan Facility, totaling $200 million, plus approximately $1.3 million of accrued interest outstanding thereon, as well as approximately $33.5 million in prepayment premiums, $10.3 million in lenders’ fees, $0.3 million in legal fees and approximately $2.0 million in other third party fees. As the lenders under the 2019 Term Loan Facility participated in the 2020 BrandCo Term Loan Facility, the Company determined that the full repayment of the 2019 Term Loan Facility represented a debt modification under U.S. GAAP as the cash flow effect between the old debt instrument (i.e., the 2019 Term Loan Facility) and the new debt instrument (i.e., the 2020 BrandCo Facility) on a present value basis was less than 10% and, thus, the debt instruments were not considered to be substantially different within the meaning of ASC 470, Debt, under U.S. GAAP. Accordingly, the $33.5 million of prepayment premiums, as well as the $10.3 million in other lenders' fees were capitalized as part of the aforementioned $119.3 million of total new debt issuance costs for the 2020 BrandCo Term Loan Facility, while the aforementioned $0.3 million of legal fees and $2.0 million in other third party fees were expensed as incurred in the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

2019 Senior Line of Credit Facility Agreement

The 2019 Senior Unsecured Line of Credit Agreement was obtained in June 2019 from MacAndrews & Forbes Group, LLC, and provides Products Corporation with a $30 million senior unsecured line of credit, which facility allowed Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matured. In November 2019, Products Corporation and MacAndrews & Forbes Group, LLC entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Senior Line of Credit Agreement”) to extend the maturity of such facility by 1-year, expiring December 31, 2020 (the "Amended 2019 Senior Line of Credit Facility"). As of December 31, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding or repayments under the Amended 2019 Senior Line of Credit Facility. Any loans outstanding under the Amended 2019 Senior Line of Credit Facility would bear interest at an annual rate of 8%, payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the Amended 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation was required to repay any outstanding loans under the Amended 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries had available unrestricted cash that Products Corporation determined, in its reasonable judgment, was not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences. The Amended 2019 Senior Line of Credit Agreement included customary events of default, including a cross default provision making it an event of default under the Amended 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement or the Senior Notes Indentures. If any such event of default occurred, MacAndrews & Forbes Group, LLC could declare all outstanding loans under the Amended 2019 Senior Line of Credit Facility to be due and payable immediately.

In September 2020, Products Corporation entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Agreement, which further amended and restated the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement and subsequently terminated on December 31, 2020.

March 2019 Amendment to the 2016 Revolving Credit Facility Agreement

In March 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement. Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) may exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limited the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation is required to maintain a FCCR of a minimum of 1.0 to 1.0 (which it currently satisfies), the administrative agent may apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation is required to provide the administrative agent with weekly borrowing base certificates. Products Corporation will be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equals or exceeds the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation will continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent may continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility is equal or exceeds the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusts, among other things, the “payment conditions” required to make unlimited restricted payments.

2018 Foreign Asset-Based Term Loan Credit Agreement

In July 2018, Revlon Holdings B.V. (the "Dutch Borrower"), a wholly owned indirect foreign subsidiary of Products Corporation, Revlon Finance LLC, a wholly owned direct subsidiary of the Dutch Borrower (the "U.S. Co-Borrower" and, together with the Dutch Borrower, the "2018 ABTL Borrowers"), the other loan parties and guarantors party thereto, the lenders party thereto and Citibank, N.A., acting as administrative agent and collateral agent (the "2018 ABTL Agent"), entered into an Asset-Based Term Loan Credit Agreement (the "2018 Foreign Asset-Based Term Facility" and the "2018 Foreign Asset-Based Term Agreement," respectively) and related guarantee and security agreements.

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

The 2018 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of monthly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2018 Foreign Asset-Based Term Facility is based on the sum of: (i) 85% of eligible accounts receivable; and (ii) 90% of the net orderly liquidation value of eligible inventory, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the "2018 ABTL Borrowing Base Guarantors" and, together with the 2018 ABTL Borrowers, the "2018 ABTL Loan Parties"). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the Agent.

Guarantees and Security: The 2018 Foreign Asset-Based Term Facility is guaranteed by the 2018 ABTL Borrowing Base Guarantors, as well as by the direct parent entities of each Borrowing Base Guarantor (not including Revlon or Products Corporation) on a limited recourse basis (the "2018 ABTL Parent Guarantors"). The obligations of the 2018 ABTL Loan Parties and the 2018 ABTL Parent Guarantors under the 2018 Foreign Asset-Based Term Facility are secured by first-ranking pledges of the equity of each 2018 ABTL Loan Party, the inventory and accounts receivable of the 2018 ABTL Borrowing Base Guarantors, the material bank accounts of each 2018 ABTL Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2018 Foreign Asset-Based Term Facility) and 2018 ABTL certain other material assets of the 2018 ABTL Borrowing Base Guarantors. The 2018 Foreign Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest is payable on each interest payment date as set forth in the 2018 Foreign Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the 2018 Foreign Asset-Based Term Facility at a rate per annum equal to the EURIBOR rate, with a floor of 0.50%, plus an applicable margin equal to 6.50%. The Borrowers are obligated to pay certain fees and expenses in connection with the 2018 Foreign Asset-Based Term Facility, including a fee payable to Citibank, N.A. for its services as 2018 ABTL Agent. Loans under the 2018 Foreign Asset-Based Term Facility may be prepaid without premium or penalty.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The 2018 Foreign Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the 2018 ABTL Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2018 ABTL Parent Guarantors are subject to certain customary holding company covenants. The ability of the 2018 ABTL Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable 2018 ABTL Loan Party to effect such type of transactions. The 2018 Foreign Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.

Prepayments: The 2018 ABTL Borrowers must prepay loans under the 2018 Foreign Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the 2018 ABTL Loan Parties may deposit cash in an amount not to exceed 10% of the borrowing base into a designated U.S. bank account with the 2018 ABTL Agent that is subject to a control agreement (such cash, the "Qualified Cash"). If any such over-advance has not been cured within 60 days, the Qualified Cash may be applied, at the 2018 ABTL's Agent’s option, to prepay the loans under the 2018 Foreign Asset-Based Term Facility. To the extent certain levels of availability are obtained during a certain period of time, the 2018 ABTL Borrowers can withdraw the Qualified Cash from such bank account. In addition, the 2018 Foreign Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the 2018 ABTL Loan Parties of debt not permitted thereunder.

During 2018, the Company incurred approximately $5.7 million of fees and expenses in connection with consummating the 2018 Foreign Asset-Based Term Agreement, which were capitalized and are being amortized over the remaining term of the 2018 Foreign Asset-Based Term Facility using the effective interest method. As of December 31, 2020, there was the Euro equivalent of $59.2 million aggregate principal outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020.

The 2018 Foreign Asset Based Term Facility was subsequently refinanced and replaced in its entirety by the 2021 Foreign Asset-Based Term Facility. See Note 21, “Subsequent Events,” to the Company's Consolidated Financial Statements in this Form 10-K.

2016 Term Loan Facility

Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on September 7, 2023. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated. The aggregate principal amount outstanding under the 2016 Term Loan Facility at December 31, 2020 was $883.9 million.

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

Incremental Revolving Credit Facility under the 2016 Term Loan Agreement: On April 30, 2020, Products Corporation entered into the 2020 Joinder Agreement, with Revlon, certain of their subsidiaries and the Incremental Lenders under the 2016 Term Loan Agreement to provide for the 2020 Incremental Facility. On the closing of the 2020 Incremental Facility, Products Corporation borrowed $63.5 million of revolving loans for working capital purposes and subsequently on May 11, 2020 Products Corporation also borrowed the additional $1.5 million of delayed funding revolving loans. On May 28, 2020, the 2020 Incremental Facility was repaid in full, and the commitments thereunder terminated.

2016 Term Loan Facility Extension Amendment: In connection with the 2020 BrandCo Refinancing Transactions, term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to the Extension Amendment, which, among other things, made certain modifications to the covenants thereof and extended the maturity date of certain consenting lenders’ term loans to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of December 31, 2020, approximately $30.6 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of December 31, 2020 was approximately $853.3 million.

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

Under the BrandCo TSA, Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things: (i) consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of Existing 5.75% Senior Notes for, among other things, the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration and (ii) consenting to other amendments to the 2020 BrandCo Term Loan Facility and the Amended 2016 Revolving Credit Facility to permit the Exchange Offer and Consent Solicitation to be completed as contemplated by the Offering Memorandum. In connection with such amendments, Products Corporation agreed to provide, among other things, $10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes held by such Supporting BrandCo Lender as consideration upon the successful consummation of the Exchange Offer: The aggregate principal amount outstanding under the 6.25% Senior Notes at December 31, 2020 was $431.3 million.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2020 Restated Line of Credit Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of December 31, 2020. At December 31, 2020, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2020	Availability at December 31, 2020 (a)
Amended 2016 Revolving Credit Facility	$400.0	$356.9	$188.9	$168.0
2020 Restated Line of Credit Facility	$30.0	N/A	$—	$—
(a) Availability as of December 31, 2020 is based upon the borrowing base then in effect under the Amended 2016 Revolving Credit Facility of $356.9 million, less $188.9 million then drawn consisting of $138.9 million Tranche A revolving loans and $50 million of 2020 ABL FILO Term Loans. As Products Corporation’s consolidated fixed charge coverage ratio was greater than 1.0 to 1.0 as of December 31, 2020, all of the $168.0 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. The 2018 Tranche B under the Amended 2016 Revolving Credit Facility was fully repaid in May 2020. The revolving commitments under the 2020 Restated Line of Credit Facility were terminated on December 31, 2020.

The Company’s foreign subsidiaries held $89.8 million out of the Company's total $97.1 million in cash and cash equivalents as of December 31, 2020. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both December 31, 2020 and December 31, 2019, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of December 31, 2020, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	December 31, 2020
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,168.9	$—	$2,168.9	$3,322.5

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

10. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $7.8 million and $11.4 million (including amounts available under credit agreements in effect at that time) were maintained as of December 31, 2020 and December 31, 2019, respectively. Included in these amounts are approximately $5.3 million and $8.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

11. PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 12%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $1.4 million and $5.5 million during 2020 and 2019, respectively. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Company also offers a non-qualified defined contribution plan (the "Excess Savings Plan") providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets.

The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit-sharing component that enables the Company, should it elect to do so, to make discretionary profit-sharing contributions. For 2020, the Company did not make discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan. For 2019, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $7.2 million (of which $5.6 million was paid in 2019 and $1.6 million was paid in January 2020), or up to 3% of eligible compensation, which was credited on a quarterly basis.

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

Post-retirement Benefits:

The Company previously sponsored an unfunded retiree benefit plan, which provides death benefits payable to beneficiaries of a very limited number of former employees. Participation in this plan was limited to participants enrolled as of December 31, 1993. The Company also administers an unfunded medical insurance plan on behalf of Revlon Holdings, certain costs of which have been apportioned to Revlon Holdings under the transfer agreements among Revlon, Products Corporation and MacAndrews & Forbes. (See Note 19, "Related Party Transactions").

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(629.7)	$(591.0)	$(13.4)	$(12.2)
Service cost	(1.7)	(1.9)	—	—
Interest cost	(15.0)	(20.0)	(0.3)	(0.4)
Actuarial (loss) gain	(65.8)	(59.3)	(1.5)	(1.5)
Settlement and Curtailment gain	5.5	—	—	—
Benefits paid	44.0	43.6	0.7	0.7
Plan Amendments	0.2	(1.2)	—	—
Plan participant contributions	(0.5)	(0.6)	—	—
Foreign currency translation adjustments	(3.5)	0.7	—	—
Benefit obligation - end of year	$(666.5)	$(629.7)	$(14.5)	$(13.4)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$462.4	$432.4	$—	$—
Actual return (loss) on plan assets	35.9	61.3	—	—
Employer contributions	9.1	11.4	0.7	0.7
Settlement gain	(4.1)	—	—	—
Benefits paid	(44.0)	(43.6)	(0.7)	(0.7)
Plan participant contributions	0.5	0.6	—	—
Foreign currency translation adjustments	3.2	0.3	—	—
Fair value of plan assets - end of year	$463.0	$462.4	$—	$—
Unfunded status of plans at December 31, 2020	$(203.5)	$(167.3)	$(14.5)	$(13.4)

With respect to the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019 consisted of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2020	2019	2020	2019
Other long-term assets	$1.3	$3.6	$—	$—

Accrued expenses and other	(6.2)	(2.7)	(0.7)	(0.4)
Pension and other post-retirement benefit liabilities	(198.6)	(168.2)	(13.8)	(13.0)
Total liability	$(203.5)	$(167.3)	$(14.5)	$(13.4)

Accumulated other comprehensive loss, gross	$307.5	$266.1	$5.1	$4.0
Income tax benefit	(50.6)	(48.7)	(0.9)	(1.0)
Portion allocated to Revlon Holdings	(0.8)	(0.8)	0.2	0.2
Accumulated other comprehensive loss, net	$256.1	$216.6	$4.4	$3.2

With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.2 million and $2.3 million at December 31, 2020 and 2019, respectively, relating to pension plan liabilities retained by such affiliates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2020	2019
Projected benefit obligation	$666.5	$629.7
Accumulated benefit obligation	663.6	627.9
Fair value of plan assets	463.0	462.4

The $36.8 million increase in the Company’s projected pension benefit obligation at December 31, 2020 as compared to December 31, 2019, is primarily due to the reduction in the discount rates, which had the effect of increasing the Company’s projected pension benefit obligation by approximately $50.5 million.

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$1.7	$1.9	$—	$—
Interest cost	15.0	20.0	0.3	0.4
Expected return on plan assets	(22.8)	(25.1)	—	—
Amortization of actuarial loss	11.0	9.9	0.4	0.2
Curtailment and Settlement gain	(1.5)	—	—	—
Total net periodic benefit costs prior to allocation	$3.4	$6.7	$0.7	$0.6
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$3.3	$6.6	$0.7	$0.6

In the year ended December 31, 2020, the Company recognized net periodic benefit cost of $4.0 million, compared to net periodic benefit cost of $7.2 million in the year ended December 31, 2019, primarily due to lower interest costs and higher curtailment and settlement gains in 2020, partially offset by lower expected return on plan assets and higher amortization of actuarial loss.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Year Ended December 31,
	2020	2019
Net periodic benefit costs:
Selling, general and administrative expense	$1.7	$1.9
Miscellaneous, net	2.3	5.3
Total net periodic benefit costs	$4.0	$7.2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amounts recognized in accumulated other comprehensive loss at December 31, 2020 with respect to the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Benefits	Post-Retirement Benefits	Total
Net actuarial loss	$306.6	$5.1	$311.7
Prior service cost	0.9	—	0.9
Accumulated Other Comprehensive Loss, Gross	307.5	5.1	312.6
Income tax benefit	(50.6)	(0.9)	(51.5)
Portion allocated (to) from Revlon Holdings	(0.8)	0.2	(0.6)
Accumulated Other Comprehensive Loss, Net	$256.1	$4.4	$260.5

Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2020	2019	2020	2019
Discount rate	2.18%	3.01%	1.33%	1.81%
Rate of future compensation increases	N/A	3.50%	1.81%	2.02%

The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans		International Plans
	2020	2019	2020	2019
Discount rate	3.01%	4.13%	1.81%	2.52%
Expected long-term return on plan assets	5.50%	6.00%	3.39%	4.86%
Rate of future compensation increases	N/A	3.50%	2.02%	2.02%

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
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 5.50% and 3.39% weighted-average long-term rate of return on plan

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

assets assumption during 2020 for the U.S. and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
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
The Company’s U.S. and International pension plans have target asset allocation ranges that are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time-to-time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class in effect for 2020 were as follows:

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	15% - 35%	—
Fixed income securities	0% - 20%	—
Common and collective funds	50% - 70%	100%
Hedge funds	0% - 15%	—
Cash and other investments	0% - 10%	—

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the Company's U.S. and International pension plan assets at December 31, 2020 and 2019:

	U.S. Plans		International Plans
	2020	2019	2020	2019
Fair value of plan assets	$377.6	$380.6	$85.4	$81.8

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2020 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Common and Preferred Stock:
U.S. Small/Mid Cap Equity	—	—	—	—
Mutual Funds (a):
Corporate Bonds	10.8	10.8	—	—
Government Bonds	15.8	15.8	—	—
U.S. Large Cap Equity	—	—	—	—
International Equities	21.7	21.7	—	—
Emerging Markets International Equity	1.7	1.7	—	—
U.S. Small/Mid Cap Equity	1.1	1.1	—	—
Cash and Cash Equivalents	6.0	6.0	—	—
Other (b)	1.2	1.2	—	—
Fixed Income Securities:
Corporate Bonds	—	—	—	—
Government Bonds	68.1	—	68.1	—
Common and Collective Funds (a):
Corporate Bonds	34.6	20.7	13.9	—
Government Bonds	38.7	4.8	33.9	—
U.S. Large Cap Equity	59.0	51.0	8.0	—
U.S. Small/Mid Cap Equity	24.6	24.6	—	—
International Equities	72.7	4.4	68.3	—
Emerging Markets International Equity	24.5	19.1	5.4	—
Cash and Cash Equivalents	1.8	1.8	—	—
Other (b)	0.6	—	0.6	—
Cash and Cash Equivalents	5.0	5.0	—	—
Total Plan Assets in the fair value hierarchy	$387.9	$189.7	$198.2	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	45.9
Hedge Funds	29.2
Total Plan Assets measured at Net Asset Value	$75.1

Total Plan Assets at Fair Value	$463.0	$189.7	$198.2	—

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

There were no transfers into or out of Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2020 or 2019.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2021	$46.5	$1.5
2022	$43.9	$1.5
2023	$42.4	$1.4
2024	$41.6	$1.3
2025	$40.9	$1.2
Years 2026 to 2030	$187.4	$4.7

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the year ended December 31, 2020, $9.1 million and $0.7 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2021, the Company expects to contribute approximately $29 million in the aggregate to its pension and other post-retirement benefit plans.
As a result of the CARES Act passed by the U.S. Congress in March 2020 to address the economic environment resulting from COVID-19, and in accordance with the Limited Relief for Pension Funding and Retirement Plan Distributions provision of such act, the Company deferred to 2021 approximately $11.8 million of contributions that were otherwise scheduled to be paid to its two qualified pension plans at different earlier dates during 2020. The deferral was in effect only for 2020 and under the CARES relief provisions the Company was required to pay the contributions by no later than January 4, 2021, including interest at the plans’ 2020 effective interest rate ("EIR") from the original due date to the actual payment date. The Company paid the contributions by the due date. The first quarterly contributions for the two qualified plans were originally due by April 15, 2020. The Company had already made $1.6 million in contributions to its qualified pension plans during the first quarter of 2020, prior to adopting the aforementioned provision of the CARES Act.

12. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 1.7 million shares available for grant as of December 31, 2020. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021. In September 2019 the Stock Plan was amended in connection with the 2019 TIP, described below, to: (1) allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) allow for accelerated vesting of equity awards upon a termination without cause; (3) change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements.

Stock options:

Non-qualified stock options granted under the Stock Plan, if granted, are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2020 and 2019, there were no options exercisable under the Stock Plan and there was no stock option activity for 2020 and 2019.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restricted stock awards and restricted stock units:

A summary of the restricted stock and RSU activity for each of 2020 and 2019 is presented in the following table:

	Restricted Stock (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	1,406.7	20.32
Granted(a)	1,163.5	21.72
Vested(b)	(299.1)	21.80
Forfeited(a)	(249.5)	20.11
Outstanding at December 31, 2019	2,021.6	20.93
Granted(a)	1,065.3	14.91
Vested(b)	(494.7)	20.52
Forfeited	(793.3)	20.00
Outstanding at December 31, 2020	1,798.9	17.89

(a) The 2019 grants include 67,214 restricted stock awards and 1,096,324 RSUs, the latter granted pursuant to the Long-Term Incentive Program and the 2019 Transaction Incentive Program under the Stock Plan, as discussed below. The 2020 grants include nil restricted stock awards and 1,065,319 RSUs, the latter granted pursuant to the Long-Term Incentive Program and the 2019 Transaction Incentive Program under the Stock Plan, as discussed below.
(b) Of the amounts that vested during 2020 and 2019, 148,620 and 92,260 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market. (See discussion under "Treasury Stock" in Note 15, "Stockholders' Deficiency").

The Company recognizes non-cash compensation expense related to restricted stock awards and RSUs under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense under the Stock Plan of $10.4 million and $8.1 million during 2020 and 2019, respectively. The 2020 total compensation expense consisted of $1.8 million related to restricted stock awards and $1.1 million and $7.5 million related to the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, respectively, discussed below. The total fair value of restricted stock and RSUs that vested during 2020 and 2019 was $10.2 million and $6.5 million, respectively. The deferred stock-based compensation balance related to restricted stock awards was $25.3 million at December 31, 2020. Of this balance, $1.7 million related to restricted stock awards and $23.6 million related to RSUs granted under the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, and they will be amortized ratably to compensation expense over a weighted-average remaining vesting period of 1.39 years.
The Stock Plan allows for awards of restricted stock and RSUs to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 2 years to 5 years. The Company granted no shares of restricted stock to any executives during 2020. The Company granted 67,214 shares of restricted stock to certain executives during 2019, which vest ratably over a 3-year period, with the first tranche of such grants having vested in January 2020.

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

Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). As of December 31, 2020, a total of 58,773 time-based RSUs under Tier 1 of the 2019 TIP had been granted and are outstanding. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction.

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

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. During 2019 and through December 31, 2020, the Company granted $3.9 million and $2.1 million cash-based awards, net of forfeitures, under Tier 1 and Tier 2 of the 2019 TIP, respectively, which are being amortized over the period from the grant dates to December 31, 2021 and December 31, 2020, respectively. The total amount amortized for these cash-based awards since the program's inception and through December 31, 2020 is approximately $5.4 million, of which $4.1 million were recorded during the year ended December 31, 2020, within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

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
During 2020, the Company granted approximately 1.1 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs") to certain employees. See the roll-forward table in the following sections of this Note 12 for activity related to the year ended December 31, 2020.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of December 31, 2020 and since the time these provisions became effective in September 2019, 49,642 LTIP RSUs and 41,203 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $1.7 million. In addition, for the year ended December 31, 2020 and under the same accelerated vesting provisions, the Company also recorded approximately $1.6 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. See the roll-forward table in the following sections of this Note 12 for activity related to the year ended December 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the year ended December 31, 2020, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2019
2019 TIP RSUs (b)	200.6	$16.44	n/a	$—
LTIP RSUs:
2019	425.6	22.55	425.6	22.55
2018	241.9	19.00	364.7	19.00
2017 (a)	54.0	19.70	110.9	19.70
Total LTIP RSUs	721.5		901.2
Total LTIP and TIP RSUs Outstanding as of December 31, 2019	922.1		901.2
Granted
2019 TIP RSUs Granted (b)	11.7	10.24	n/a	—
LTIP RSUs:
2020	577.3	14.96	476.3	14.96
2019	—	—	—	—
2018	—	—	—	—
2017 (a)	—	—	—	—
Total LTIP RSUs Granted	577.3		476.3
Vested
2019 TIP RSUs Vested (b)(c)	(97.7)	16.12	—	—
LTIP RSUs:
2019 (c)	(141.8)	22.55	—	—
2018 (c)	(113.7)	19.32	—	—
2017 (a)(c)	(53.4)	19.70	(14.2)	19.70
Total LTIP RSUs Vested	(308.9)		(14.2)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (b)	(55.8)	16.44	n/a	—
LTIP RSUs:
2020	(80.8)	14.96	(13.4)	14.96
2019	(114.5)	22.55	(170.3)	22.55
2018	(61.8)	17.98	(148.8)	18.44
2017 (a)	(0.6)	19.70	(96.7)	19.70
Total LTIP RSUs Forfeited/Canceled	(257.7)		(429.2)
Outstanding as of December 31, 2020
2019 TIP RSUs	58.8	15.95	n/a	—
LTIP RSUs:
2020	496.5	14.96	462.9	14.96
2019	169.3	22.55	255.3	22.55
2018	66.4	19.40	215.9	19.42
2017 (a)	—	—	—	—
Total LTIP RSUs	732.2		934.1
Total LTIP and TIP RSUs Outstanding as of December 31, 2020	791.0		934.1
(a) The 2017 time-based and performance-based LTIP RSUs were recognized over a 2-year service and performance period (i.e., 2018 and 2019).
(b) The 2019 TIP provides for RSU awards that are only time-based.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(c) Includes acceleration of vesting upon involuntary terminations for the year ended December 31, 2020 of 44,182 RSUs under the 2019 and 2018 LTIPs and of 41,203 RSUs under the 2019 TIP Tier I awards.

Time-Based LTIP and TIP RSUs
The Company recognized $7.2 million of net compensation expense related to the time-based LTIP and TIP RSUs for the year ended December 31, 2020, respectively. As of December 31, 2020, the Company had $8.5 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $1.3 million of net compensation expense related to the performance-based LTIP RSUs for the year ended December 31, 2020, respectively. The amount of net compensation expense recognized during the year ended December 31, 2020 was affected by adjustments to the awards' expected achievement rates made primarily as a result of the ongoing adverse impact of COVID-19 on the Company's results of operations. As of December 31, 2020, the Company had $15.1 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

13. INCOME TAXES

The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019
Loss from continuing operations before income taxes:
United States	$(357.0)	$(293.0)
Foreign	(103.2)	128.0
	$(460.2)	$(165.0)
Provision for income taxes:
United States federal	$143.5	$(23.2)
State and local	8.1	7.0
Foreign	7.2	16.4
	$158.8	$0.2
Current:
United States federal	$3.5	$5.8
State and local	1.8	(1.8)
Foreign	(2.0)	26.0
	$3.3	$30.0
Deferred:
United States federal	$140.1	$(29.0)
State and local	6.3	8.8
Foreign	9.1	(9.6)
	$155.5	$(29.8)
Total provision for income taxes	$158.8	$0.2

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The Company recorded a provision for income taxes of $158.8 million (Products Corporation - provision for income taxes of $140.5 million) for the year ended December 31, 2020 and a provision for income taxes of $0.2 million (Products Corporation - provision for income taxes of $1.6 million) for the year ended December 31, 2019, respectively. The $158.6 million increase (Products Corporation - $138.9 million) in the provision from income taxes in the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to: (i) the increase in the valuation allowance recorded on net federal deferred tax assets, (ii) the mix and level of earnings; and (iii) non-deductible impairment charges for which no tax benefit is recognized.
The Company's effective tax rate for the year ended December 31, 2020 was lower than the federal statutory rate of 21% primarily due to the increase in the valuation allowance recorded on the net federal deferred tax assets and the impact of non-deductible impairment charges, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.

The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, the deferral of employer social security tax payments, acceleration of alternative minimum tax credit refunds and the increase of the net interest deduction limitation from 30% to 50%. The Company has adopted the net interest deduction limitation of 50% for the taxable period ending December 31, 2020 as outlined in the CARES Act.

The Company's effective tax rate for the year ended December 31, 2019 was lower than the federal statutory rate of 21%, primarily due to the valuation allowance related to the limitation on the deductibility of interest and the U.S. tax on the Company's foreign earnings.
As of December 31, 2020, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2020	2019
Computed income tax benefit	$(96.6)	$(34.6)
State and local taxes, net of U.S. federal income tax benefit	1.8	(3.3)
Foreign rate differential and other foreign adjustments	23.8	(5.4)
Net establishment of valuation allowance	193.7	19.1
Net establishment of uncertain tax positions	4.4	0.7
Foreign dividends and earnings taxable in the U.S.	7.9	23.2
Impairment for which there is no tax benefit	17.0	—
Other	6.8	0.5
Total provision for income taxes	$158.8	$0.2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities at December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Inventories	$19.0	$19.8
Net operating loss carryforwards - U.S. (a)	174.5	165.5
Net operating loss carryforwards - foreign	51.4	55.0
Disallowed Interest Carryover - U.S.	61.2	63.1
Employee benefits	58.1	64.3
Sales-related reserves	16.2	20.4
Lease liability	26.6	20.3
Deferred revenue	17.2	0.1
Restructuring - debt refinancing	14.2	—
Other	58.8	55.4
Total gross deferred tax assets	497.2	463.9
Less valuation allowance	(369.4)	(163.3)
Total deferred tax assets, net of valuation allowance	127.8	$300.6
Deferred tax liabilities:
Plant, equipment and other assets	(34.9)	$(43.9)
Intangibles	(62.8)	(73.3)
Other	(7.6)	(8.1)
Total gross deferred tax liabilities	(105.3)	(125.3)
Net deferred tax assets	22.5	$175.3
(a) Net operating loss carryforwards - U.S. for Products Corporation as of December 31, 2020 and December 31, 2019 were $158.9 million and $146.1 million, respectively.

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

As of December 31, 2020, the Company concluded that, based on its evaluation of objectively verifiable evidence, it is no longer more likely than not that its net federal deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and efficiency efforts, as well as the ongoing and prolonged impact COVID-19 pandemic on the Company. Accordingly, the Company recorded a charge of $189.5 million in the fourth quarter of 2020 as a reserve against its net federal deferred tax assets. .

A valuation allowance has been provided for those deferred tax assets for which, in the opinion of the Company's management, it was more likely than not that a benefit will not be realized. At December 31, 2020, the deferred tax valuation allowance primarily represented amounts for its net U.S. federal deferred tax assets for which the Company has determined it is more likely than not they will not be recoverable, foreign jurisdictions where, as of the end of 2020, the Company had a three-year cumulative loss, and for certain U.S. state jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance increased by $206.1 million and decreased by $2.4 million during 2020 and 2019, respectively. The increase in the deferred tax valuation allowance during 2020 was primarily associated with the assessment of the realizability of the federal deferred tax assets for which the Company has determined it is more likely than not that it will not receive a benefit. The decrease in the deferred tax valuation allowance during 2019 was primarily associated with the write-off of valuation allowances on deferred tax assets no longer available and a release in foreign valuation allowance no longer required, offset by valuation allowances required on interest deduction

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

limitations and foreign and state tax loss carryforwards for which the Company has determined it is more likely than not that it will not receive a benefit.
As of December 31, 2020, the Company had domestic (federal) and foreign net operating loss carryforwards of $969.3 million, of which $277.1 million are foreign and $692.2 million are domestic (federal). These losses expire in future years as follows: 2021- $2.5 million; 2022- $1.9 million; 2023 and beyond- $642.9 million; and no expiration- $321.9 million. The Company also has certain state net operating loss carryforwards that expire between 2021 and 2039. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2020, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities that had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including: the U.S. (federal) for the tax years ended December 31, 2017 and forward; Spain for the tax years ended December 31, 2014 and forward; Canada for the tax years ended December 31, 2013 and forward; Australia for the tax years ended December 31, 2016 and forward; Switzerland for the tax years ended June 30, 2015 and forward; Japan for the tax years ended December 31, 2015 and forward; and the U.K. for the tax years ended December 31, 2017 and forward.
At December 31, 2020 and 2019, the Company had unrecognized tax benefits of $84.4 million and $78.0 million, respectively, including $15.6 million and $11.7 million, respectively, of accrued interest and penalties. Of the $84.4 million of unrecognized tax benefits as of December 31, 2020, $53.5 million would affect the Company's effective tax rate, if recognized, and the remaining $30.9 million would affect the Company's deferred tax accounts. The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income an expense of $3.9 million and $1.9 million in 2020 and 2019, respectively.
A reconciliation of the beginning and ending amounts of the unrecognized tax benefits is provided in the following table:

	Tax	Interest and Penalties	Total
Balance at January 1, 2019	$64.9	$9.8	74.7
Increase based on tax positions taken in a prior year	0.3	3.4	3.7
Decrease based on tax positions taken in a prior year	(2.2)	(0.3)	(2.5)
Increase based on tax positions taken in the current year	7.1	—	7.1
Decrease resulting from the lapse of statutes of limitations	(3.8)	(1.2)	(5.0)
Balance at December 31, 2019	$66.3	$11.7	$78.0
Increase based on tax positions taken in a prior year	3.5	6.4	9.9
Decrease based on tax positions taken in a prior year	(3.3)	(1.0)	(4.3)
Increase based on tax positions taken in the current year	5.5	—	5.5
Decrease resulting from the lapse of statutes of limitations	(3.2)	(1.5)	(4.7)
Balance at December 31, 2020	$68.8	$15.6	$84.4

In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits will decrease in 2021 by approximately $3.6 million due to the expiration of statutes of limitation.
As a result of the closing of the 2004 Revlon Exchange Transactions (as hereinafter defined in Note 19, "Related Party Transactions - Tax Sharing Agreements"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the affiliated group of which MacAndrews & Forbes was the common parent (the "MacAndrews & Forbes Group") for federal income tax purposes. Revlon Holdings (as hereinafter defined in Note 19, "Related Party Transactions - Transfer Agreements"), Revlon, Products Corporation and certain of its subsidiaries, and MacAndrews & Forbes Incorporated entered into a tax sharing agreement (as subsequently amended and restated, the "MacAndrews & Forbes Tax Sharing Agreement"), for taxable periods beginning on or after January 1, 1992 through and including March 25, 2004, during which Revlon and Products Corporation or a subsidiary of Products Corporation was a member of the MacAndrews & Forbes Group. In these taxable periods, Revlon's and Products Corporation's federal taxable income and loss were included in such

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

group's consolidated tax return filed by MacAndrews & Forbes Incorporated. During such period, Revlon and Products Corporation were also included in certain state and local tax returns of MacAndrews & Forbes Incorporated or its subsidiaries. Revlon and Products Corporation remain liable under the MacAndrews & Forbes Tax Sharing Agreement for all such taxable periods through and including March 25, 2004 for amounts determined to be due as a result of a redetermination arising from an audit or otherwise, equal to the taxes that Revlon or Products Corporation would otherwise have had to pay if it were to have filed separate federal, state or local income tax returns for such periods.
MacAndrews & Forbes’ current ownership does not require the Company to file a U.S. federal consolidated tax return with them. However, in certain U.S. states and in certain local and foreign jurisdictions the Company is required to file consolidated, combined, unitary or similar returns. The liability for these state, local and foreign liabilities is also governed by the MacAndrews & Forbes Tax Sharing Agreement. The Company accounts for its tax liabilities in these jurisdictions as if it were a separate filer, and the Company's tax accounts are presented as if it were a separate filer. During 2020, the Company's cash tax payments included $0.1 million of payments made to MacAndrews & Forbes in connection with these filings, and the Company's ending tax asset, which is a component of prepaid and other current assets, includes an insignificant amount related to future payments to be received from MacAndrews & Forbes in connection with these filings.
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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(24.4)	$(209.5)	$(0.3)	$(234.2)
Foreign currency translation adjustment, net of tax of $(1.8) million	(2.9)	—	—	(2.9)
Amortization of pension related costs, net of tax of $(1.1) million (a)	—	9.0	—	9.0
Pension re-measurement, net of tax of $5.2 million	—	(19.3)	—	(19.3)
Other comprehensive (loss) income	$(2.9)	$(10.3)	$—	$(13.2)
Balance at January 1, 2020	$(27.3)	$(219.8)	$(0.3)	$(247.4)
Foreign currency translation adjustment, net of tax of nil million	10.2	—	—	10.2
Amortization of pension related costs, net of tax of nil million (a)	—	11.4	—	11.4
Pension re-measurement, net of tax of $1.9 million	—	(52.1)	—	(52.1)
Other comprehensive (loss) gain	$10.2	$(40.7)	$—	$(30.5)
Balance at December 31, 2020	$(17.1)	$(260.5)	$(0.3)	$(277.9)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.

For the year ended December 31, 2020 and 2019, the Company did not have any activity related to derivative instruments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

15. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is presented in the following table:

	Class A Common Stock	Treasury Stock
Balance, January 1, 2019	55,556,466	1,533,320
Restricted stock grants (a)	1,163,538	—
Restricted stock forfeitures	(249,514)	—
Withholding of restricted stock to satisfy taxes	—	92,260
Balance, December 31, 2019	56,470,490	1,625,580
Restricted stock grants (a)	1,065,319	—
Restricted stock forfeitures	(793,296)	—
Withholding of restricted stock to satisfy taxes	—	148,620
Balance, December 31, 2020	56,742,513	1,774,200
(a) The 2019 and 2020 grants include 67,214 and nil restricted stock awards, respectively, and 1,096,324 and 1,065,319 RSUs, respectively, the latter granted pursuant to the 2019 TIP and LTIP programs under the Stock Plan. See Note 12., "Stock Compensation Plan," for further discussion of the Company's Stock Plan.

Common Stock
As of December 31, 2020, Revlon's authorized common stock consisted of 900 million shares of Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"), and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").
As of December 31, 2020, MacAndrews & Forbes beneficially owned approximately 86.7% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding.
Treasury Stock
Pursuant to the share withholding provisions of the Stock Plan, during 2020 the Company withheld a total of 148,620 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock and RSUs. These shares were recorded as treasury stock using the cost method, at a weighted average of $10.98 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $1.7 million. During 2019 the Company withheld a total of 92,260 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $17.75 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $1.6 million.

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
As of December 31, 2020, the Company’s operations are organized into the following reportable segments:
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

Revlon, Inc.

	Year Ended December 31,
	2020	2019
Segment Net Sales:
Revlon	$688.4	$958.8
Elizabeth Arden	463.5	520.0
Portfolio	401.3	487.8
Fragrances	351.1	453.0
Total	$1,904.3	$2,419.6

Segment Profit:
Revlon	$86.5	$101.2
Elizabeth Arden	39.6	37.6
Portfolio	47.4	45.0
Fragrances	66.6	82.3
Total	$240.1	$266.1

Reconciliation:
Total Segment Profit	$240.1	$266.1
Less:
Depreciation and amortization	143.3	162.9
Non-cash stock compensation expense	10.4	8.1
Non-Operating items:
Restructuring and related charges	68.7	30.5
Acquisition, integration and divestiture costs	5.0	3.9
(Gain) loss on divested assets	(0.5)	(26.6)
Financial control remediation and sustainability actions and related charges	9.6	13.4
Excessive coupon redemptions	4.2	13.2
COVID-19 charges	46.3	—
Capital structure and related charges	35.3	—
Impairment charges	144.1	—
Operating (loss) income	(226.3)	60.7
Less:
Interest Expense	243.3	196.6
Amortization of debt issuance costs	26.8	14.6
Gain on early extinguishment of debt	(43.1)	—
Foreign currency (gains) losses, net	(6.0)	(1.9)
Miscellaneous, net	12.9	16.4
Loss from continuing operations before income taxes	$(460.2)	$(165.0)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Year Ended December 31,
	2020	2019
Segment Net Sales:
Revlon	$688.4	$958.8
Elizabeth Arden	463.5	520.0
Portfolio	401.3	487.8
Fragrances	351.1	453.0
Total	$1,904.3	$2,419.6

Segment Profit:
Revlon	$89.1	$104.3
Elizabeth Arden	41.4	39.3
Portfolio	48.9	46.6
Fragrances	67.9	83.8
Total	$247.3	$274.0

Reconciliation:
Total Segment Profit	$247.3	$274.0
Less:
Depreciation and amortization	143.3	162.9
Non-cash stock compensation expense	10.4	8.1
Non-Operating items:
Restructuring and related charges	68.7	30.5
Acquisition, integration and divestiture costs	5.0	3.9
Gain on divested assets	(0.5)	(26.6)
Financial control remediation and sustainability actions and related charges	9.6	13.4
Excessive coupon redemptions	4.2	13.2
COVID-19 charges	46.3	—
Capital structure and related charges	35.3	—
Impairment charge	144.1	—
Operating (loss) income	(219.1)	68.6
Less:
Interest Expense	243.3	196.6
Amortization of debt issuance costs	26.8	14.6
Gain on early extinguishment of debt	(43.1)	—
Foreign currency (gains) losses, net	(6.0)	(1.9)
Miscellaneous, net	12.9	16.4
Loss from continuing operations before income taxes	$(453.0)	$(157.1)

As of December 31, 2020, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 18% and 15% of the Company’s worldwide net sales in 2020 and 2019, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Year Ended December 31, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	$381.0	$104.4	$247.9	$253.4	$986.7
EMEA*	146.3	95.7	122.9	69.9	434.8
Asia	49.9	239.2	2.2	10.9	302.2
Latin America*	50.9	5.8	16.2	4.7	77.6
Pacific*	60.3	18.4	12.1	12.2	103.0
	$688.4	$463.5	$401.3	$351.1	$1,904.3

	Year Ended December 31, 2019
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area(1):
Net Sales
North America	497.2	120.4	298.9	309.2	$1,225.7
EMEA*	199.9	130.6	149.8	102.9	583.2
Asia	107.9	236.1	4.2	16.1	364.3
Latin America*	75.5	9.2	22.2	10.2	117.1
Pacific*	78.3	23.7	12.7	14.6	129.3
	$958.8	$520.0	$487.8	$453.0	$2,419.6

(1) During the first quarter of 2020, the Company changed the presentation of its Travel Retail business, which previously was included in its EMEA Region, as it is currently presented within each geographic area in accordance with the location of the retail customer. Travel Retail net sales represented approximately 2.1% and 4.6% of the Company's total net sales for the year ended December 31, 2020 and 2019, respectively. Prior year amounts have been updated to reflect the current year presentation.

* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Year Ended December 31,
	2020		2019
Classes of similar products:
Net sales:
Color cosmetics	$452.0	24%	$769.9	32%
Fragrance	486.1	25%	611.7	26%
Hair care	456.1	24%	513.8	21%
Beauty care	189.0	10%	176.9	7%
Skin care	321.1	17%	347.3	14%
	$1,904.3		$2,419.6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table presents the Company's long-lived assets by geographic area:

	December 31, 2020		December 31, 2019
Long-lived assets, net:
United States	$1,194.9	82%	$1,414.0	83%
International	260.7	18%	280.1	17%
	$1,455.6		$1,694.1

17. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's shares of Class A Common Stock outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For the years ended December 31, 2020 and 2019, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of December 31, 2020 and 2019, there were no outstanding stock options under the Company's Stock Plan. See Note 12, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Year Ended December 31,
	2020	2019
Numerator:
Loss from continuing operations, net of taxes	$(619.0)	$(165.2)
Income from discontinued operations, net of taxes	—	7.5
Net loss	$(619.0)	$(157.7)
Denominator:
Weighted-average common shares outstanding – Basic	53,401,324	53,081,321
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	53,401,324	53,081,321
Basic and Diluted (loss) earnings per common share:
Continuing operations	$(11.59)	$(3.11)
Discontinued operations	—	0.14
Net loss per common share	$(11.59)	$(2.97)

Unvested restricted stock and RSUs under the Stock Plan(a)	—	478,202
(a) These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

18. CONTINGENCIES

On August 12, 2020, UMB Bank, National Association (“UMB”), purporting to act as successor agent under the Term Credit Agreement, dated as of September 7, 2016 (as amended as of May 7, 2020 and as otherwise amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”), filed a lawsuit, captioned UMB Bank, National Association v. Revlon, Inc. et al., against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Citibank, Jefferies Finance LLC, Jefferies LLC, and Ares Corporate Opportunities Fund V, in the U.S. District Court for the Southern District of New York (the “Complaint”). The Complaint alleged various claims, including breach of contract and fraudulent transfers, stemming from alleged breaches of the 2016 Credit Agreement arising from certain other financing transactions entered into by the Company. The Complaint was never served on any defendant, and on November 6, 2020, having failed to serve the lawsuit on any defendant or make any effort to pursue the case, UMB Bank dismissed the case without prejudice to its right to refile it at a later date.

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

19. RELATED PARTY TRANSACTIONS

As of December 31, 2020, MacAndrews & Forbes beneficially owned approximately 86.7% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Product Corporation's Board of Directors.

5.75% Senior Notes Exchange Offer

MacAndrews & Forbes tendered approximately $15.5 million of 5.75% Senior Notes into the Exchange Offer and, in exchange, received the Mixed Consideration as described herein, in accordance with the terms and conditions of the Exchange Offer. Additionally, MacAndrews & Forbes acquired the rights to the Mixed Consideration to be received by certain holders in the Exchange Offer. Subsequently, MacAndrews & Forbes sold its interest in the ABL FILO Term Loans and the New BrandCo Second-Lien Term Loans in the open market, according to disclosures by MacAndrews & Forbes in Amendment No. 15 to their Schedule 13D.

Transfer and Reimbursement Agreements

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

Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, during 2020, the Company made payments of approximately $5.3 million to MacAndrews & Forbes under the Reimbursement Agreements. Consequently, as of December 31, 2020, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.

In June 1992, Revlon and Products Corporation entered into an asset transfer agreement (“Transfer Agreement”) with Revlon Holdings Inc. ("Revlon Holdings"), which is an affiliate of MacAndrews & Forbes. Revlon Holdings transferred certain assets to Revlon and Products Corporation and Revlon and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the year ended December 31, 2020 and 2019 was $0.8 million income and $0.5 million expense, respectively. As of December 31, 2020 and December 31, 2019, a receivable balance of $0.1 million from, and a payable balance of $0.2 million to, MacAndrews & Forbes, respectively, were included in the Company's Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the "2004 Revlon Exchange Transactions"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 13, "Income Taxes," for further discussion on these agreements and related transactions in 2020 and 2019.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2020 Restated Line of Credit Facility

See Note 8, "Debt," regarding the 2020 Restated Line of Credit Facility between Products Corporation and MacAndrews & Forbes Group, LLC.

Other

Certain of Products Corporation’s debt obligations, including the 2016 Credit Agreements and Products Corporation's Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the 2016 Credit Agreements, guarantees from Revlon. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries. See Note 8, "Debt," for a discussion of the terms of the 2016 Credit Agreements and Senior Notes.

During the year ended December 31, 2020 and 2019, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $32.6 million and $55.1 million of coupon redemptions for the Company's retail customers for the year ended December 31, 2020 and 2019, respectively, for which the Company incurred fees of approximately $0.9 million and $1.0 million for the year ended December 31, 2020 and 2019, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.3 million and $0.5 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2019, a payable balance of approximately $0.6 million and $5.5 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

As previously disclosed by the Company, the Company took several organizational measures in response to COVID-19 in 2020, including instituting salary reductions for members of the Company’s Executive Leadership Team. Also, as previously disclosed by the Company, in the third quarter, the salary reductions for members of the Company’s Executive Leadership Team were partially adjusted.

Also in connection with such COVID-19 organizational measures, in March 2020, the Company agreed in writing with each of Ms. Mitra Hormozi and Mr. E. Scott Beattie, a member of the Board of Directors of the Company, that, effective April 1, 2020, their provision of advisory services to the Company was suspended, and payment of their consulting fees was also suspended. In connection with Ms. Hormozi’s resignation from the Board in July 2020, the Company and Ms. Hormozi terminated her Consulting Agreement, dated as of November 7, 2019, as amended.

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

On January 1, 2021, the Company reinstated Mr. Beattie’s advisory services and payment of his consulting fees and extended the term of his 2020 Consulting Agreement to March 31, 2021.

On March 10, 2021, the Company and Mr. Beattie entered into an Amendment to the 2020 Consulting Agreement, effective April 1, 2021, pursuant to which he will continue to provide advisory services to the Company until April 1, 2022 (the “Term”). As compensation for Mr. Beattie’s advisory services during the Term, the Company shall grant him restricted stock units (the “RSUs”) equivalent in value to the fee set forth in the 2020 Consulting Agreement, which shall vest in accordance with the terms of the Amendment to the 2020 Consulting Agreement. The foregoing description of the Amendment to the 2020 Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated by reference into this Form 10-K as Exhibit 10.20.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

20. PRODUCTS CORPORATION AND SUBSIDIARIES GUARANTOR FINANCIAL INFORMATION

Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries (the "5.75% Senior Notes Guarantors" and the "6.25% Senior Notes Guarantors," respectively, and together the "Guarantor Subsidiaries"). As of December 31, 2020, there were no notes outstanding related to the 5.75% Senior Notes. For further information, please see Note 8, "Debt".

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2020 and December 31, 2019, and for each of the years ended December 31, 2020 and 2019 for (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that do not guarantee Products Corporation's 5.75% Senior Notes and 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of December 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$5.5	$2.5	$89.1	$—	$97.1
Trade receivables, less allowances for doubtful accounts	86.0	95.7	170.6	—	352.3
Inventories, net	121.3	147.7	193.6	—	462.6
Prepaid expenses and other	220.6	24.6	55.3	—	300.5
Intercompany receivables	3,592.2	3,549.6	614.1	(7,755.9)	—
Investment in subsidiaries	1,653.6	2.3	—	(1,655.9)	—
Property, plant and equipment, net	178.5	72.1	101.4	—	352.0
Deferred income taxes	—	10.6	23.5	—	34.1
Goodwill	48.9	264.0	250.8	—	563.7
Intangible assets, net	10.0	187.8	233.0	—	430.8
Other assets	67.9	9.3	31.9	—	109.1
Total assets	$5,984.5	$4,366.2	$1,763.3	$(9,411.8)	$2,702.2
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.5	$—	$2.5
Current portion of long-term debt	159.2	—	58.3	—	217.5
Accounts payable	72.5	48.0	82.8	—	203.3
Accrued expenses and other	144.1	61.7	217.4	—	423.2
Intercompany payables	3,897.1	3,162.0	696.6	(7,755.7)	—
Long-term debt	3,104.7	—	0.3	—	3,105.0
Other long-term liabilities	377.3	33.8	42.6	—	453.7
Total liabilities	7,754.9	3,305.5	1,100.5	(7,755.7)	4,405.2
Stockholder’s (deficiency) equity	(1,770.4)	1,060.7	662.8	(1,656.1)	(1,703.0)
Total liabilities and stockholder’s (deficiency) equity	$5,984.5	$4,366.2	$1,763.3	$(9,411.8)	$2,702.2

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$433.8	$523.0	$947.5	$—	$1,904.3
Cost of sales	213.4	273.7	373.4	—	860.5
Gross profit	220.4	249.3	574.1	—	1,043.8
Selling, general and administrative expenses	363.0	234.0	467.6	—	1,064.6
Acquisition, integration and divestiture costs	4.8	—	0.2	—	5.0
Restructuring charges and other, net	23.7	11.2	14.8	—	49.7
Impairment charges	112.1	22.0	10.0	—	144.1
Gain on divested assets	(0.5)	—	—	—	(0.5)
Operating (loss) income	(282.7)	(17.9)	81.5	—	(219.1)
Other (income) expense:
Intercompany interest, net	(3.6)	2.3	1.3	—	—
Interest expense	236.8	—	6.5	—	243.3
Amortization of debt issuance costs	26.8	—	—	—	26.8
Gain on early extinguishment of debt	(43.1)	—	—	—	(43.1)
Foreign currency losses, net	5.2	0.3	(11.5)	—	(6.0)
Miscellaneous, net	(3.1)	(89.4)	105.4	—	12.9
Other expense (income), net	219.0	(86.8)	101.7	—	233.9
Loss from continuing operations before income taxes	(501.7)	68.9	(20.2)	—	(453.0)
Provision for (benefit from) for income taxes	174.5	(44.9)	10.9	—	140.5
Loss from continuing operations, net of taxes	(676.2)	113.8	(31.1)	—	(593.5)
Equity in (loss) income of subsidiaries	88.3	(29.0)	—	(59.3)	—
Net (loss) income	$(587.9)	$84.8	$(31.1)	$(59.3)	$(593.5)
Other comprehensive (loss) income	(30.5)	(4.7)	5.0	(0.3)	(30.5)
Total comprehensive (loss) income	$(618.4)	$80.1	$(26.1)	$(59.6)	$(624.0)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$590.1	$622.1	$1,210.8	$(3.4)	$2,419.6
Cost of sales	282.6	306.5	466.5	(3.4)	1,052.2
Gross profit	307.5	315.6	744.3	—	1,367.4
Selling, general and administrative expenses	430.6	331.9	546.2	—	1,308.7
Acquisition, integration and divestiture costs	0.7	0.1	3.1	—	3.9
Restructuring charges and other, net	3.3	4.0	5.5	—	12.8
Gain on divested assets	—	—	(26.6)	—	(26.6)
Operating (loss) income	(127.1)	(20.4)	216.1	—	68.6
Other (income) expenses:
Intercompany interest, net	(4.3)	2.6	1.7	—	—
Interest expense	189.5	—	7.1	—	196.6
Amortization of debt issuance costs	14.6	—	—	—	14.6
Foreign currency losses, net	(0.6)	(1.2)	(0.1)	—	(1.9)
Miscellaneous, net	(31.6)	(36.3)	84.3	—	16.4
Other expense (income), net	167.6	(34.9)	93.0	—	225.7
(Loss) income from continuing operations before income taxes	(294.7)	14.5	123.1	—	(157.1)
(Benefit from) provision for income taxes	(55.6)	40.8	16.4	—	1.6
(Loss) income from continuing operations, net of taxes	(239.1)	(26.3)	106.7	—	(158.7)
Income from discontinued operations, net of taxes	—	—	7.5	—	7.5
Equity in income (loss) of subsidiaries	144.5	19.0	—	(163.5)	—
Net (loss) income	$(94.6)	$(7.3)	$114.2	$(163.5)	$(151.2)
Other comprehensive income (loss)	(13.3)	(6.9)	1.3	5.7	(13.2)
Total comprehensive (loss) income	$(107.9)	$(14.2)	$115.5	$(157.8)	$(164.4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(91.4)	$—	$(5.9)	$—	$(97.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(7.7)	(0.3)	(2.3)	—	(10.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	4.6	(0.4)	0.1	—	4.3
Borrowings under the 2020 BrandCo Facilities	880.0	—	—	—	880.0
Repurchases of the 5.75% Senior Notes	(281.4)	—	—	—	(281.4)
Net borrowings (repayments) under the Amended 2016 Revolving Credit Facility	(133.5)	—	—	—	(133.5)
Net borrowings (repayments) under the 2019 Term Loan Facility (a)	(200.0)	—	—	—	(200.0)
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—	—	—	(31.4)
Repayments under the 2016 Term Loan Facility	(11.5)	—	—	—	(11.5)
Payment of financing costs	(122.7)	—	0.7	—	(122.0)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.7)	—	—	—	(1.7)
Other financing activities	(0.1)	(0.1)	(0.1)	—	(0.3)
Net cash provided by (used in) financing activities	102.3	(0.5)	0.7	—	102.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.4	2.1	(1.4)	—	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	5.6	1.3	(8.9)	—	(2.0)
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	$97.2	$—	$104.5
Cash, cash equivalents and restricted cash at end of period	$6.6	$7.7	$88.3	$—	$102.5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(83.9)	$1.9	$13.7	$—	$(68.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(17.1)	(2.0)	21.2	—	2.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings and overdraft	(7.1)	(3.7)	(6.5)	—	(17.3)
Net borrowings (repayments) under the Amended 2016 Revolving Credit Facility	(62.6)	—	—	—	(62.6)
Net borrowings (repayments) under the 2019 Term Loan Facility (a)	200.0	—	—	—	200.0
Repayments under the 2016 Term Loan Facility	(18.0)	—	—	—	(18.0)
Payments of financing costs	(15.3)	—	—	—	(15.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.6)	(0.1)	(0.2)	—	(0.9)
Net cash provided by (used in) financing activities	94.8	(3.8)	(6.7)	—	84.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3.7	(4.8)	—	(1.1)
Net decrease in cash, cash equivalents and restricted cash	(6.3)	(0.2)	23.6	—	17.0
Cash, cash equivalents and restricted cash at beginning of period	$7.3	$6.6	$73.6	$—	87.5
Cash, cash equivalents and restricted cash at end of period	$1.0	$6.4	$97.2	$—	$104.5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

21. SUBSEQUENT EVENTS

2021 Foreign Asset-Based Term Facility

On March 2, 2021 (the “2021 ABTL Closing Date”), Revlon Finance LLC (the “ABTL Borrower”), a wholly owned indirect subsidiary of Revlon Consumer Products Corporation (“Products Corporation”), certain foreign subsidiaries of Products Corporation party thereto as guarantors, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (the “ABTL Agent”), entered into an Asset-Based Term Loan Credit Agreement (the “2021 Foreign Asset-Based Term Agreement”, and the term loan facility thereunder, the “2021 Foreign Asset-Based Term Facility”).

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used (i) to repay in full the obligations under the Asset-Based Term Loan Credit Agreement, dated as of July 9, 2018, as amended, among the ABTL Borrower, the other subsidiaries of Products Corporation party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (the “ABTL Refinancing”), (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding.

The 2021 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of biweekly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2021 Foreign Asset-Based Term Facility is based on the sum of: (i) 80% of eligible accounts receivable; (ii) 65% of the net orderly liquidation value of eligible finished goods inventory; and (iii) 45% of the mortgage value of eligible real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the “ABTL Borrowing Base Guarantors”). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the ABTL Agent.

Guarantees and Security: The 2021 Foreign Asset-Based Term Facility is guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each ABTL Borrowing Base Guarantor (not including Revlon, Inc. or Products Corporation) on a limited recourse basis (the “ABTL Parent Guarantors”) and by certain subsidiaries of Products Corporation organized in Mexico (the “ABTL Other Guarantors” and, together with the ABTL Borrower and the ABTL Borrowing Base Guarantors, the “ABTL Loan Parties”). The obligations of the ABTL Loan Parties and the ABTL Parent Guarantors under the 2021 Foreign Asset-Based Term Facility are secured by first-ranking pledges of the equity of each ABTL Loan Party (other than the Other Guarantors), the inventory and accounts receivable of the ABTL Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2021 Foreign Asset-Based Term Facility) and certain other material assets of the ABTL Borrowing Base Guarantors, subject to customary exceptions and exclusions. The 2021 Foreign Asset-Based Term Facility includes a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest is payable on each interest payment date as set forth in the 2021 Foreign Asset-Based Term Agreement, and in any event at least quarterly, and accrues on borrowings under the 2021 Foreign Asset-Based Term Facility at a rate per annum equal to the LIBOR rate, with a floor of 1.50%, plus an applicable margin equal to 8.50%. The ABTL Borrower is obligated to pay certain fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility, including a fee payable to Blue Torch Finance LLC for its services as Agent. Loans under the 2021 Foreign Asset-Based Term Facility may be prepaid without premium or penalty, subject to a prepayment premium equal to 3.0% of the aggregate principal amount of loans prepaid or repaid during the first year after the 2021 ABTL Closing Date, 2.0% of the aggregate principal amount of loans prepaid or repaid during the second year after the 2021 ABTL Closing Date and 1.0% of the aggregate principal amount of loans prepaid or repaid thereafter.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Affirmative and Negative Covenants: The 2021 Foreign Asset-Based Term Agreement contains certain affirmative and negative covenants that, among other things, limit the ABTL Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The ABTL Parent Guarantors are subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt is contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, require a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The 2021 Foreign Asset-Based Term Agreement also contains a financial covenant requiring the ABTL Loan Parties to maintain a minimum average balance of cash and cash equivalents of $3.5 million, tested monthly, based on the last 10 business days of each month, subject to certain cure rights. The 2021 Foreign Asset-Based Term Agreement also contains certain customary representations, warranties and events of default.

Prepayments: The ABTL Borrower must prepay loans under the 2021 Foreign Asset-Based Term Facility to the extent that outstanding loans exceed the borrowing base. In lieu of a mandatory prepayment, the Loan Parties may deposit cash into a designated U.S. bank account with the ABTL Agent that is subject to a control agreement (such cash, the “Qualified Cash”). If an event of default occurs and is continuing, the Qualified Cash may be applied, at the ABTL Agent’s option, to prepay the loans under the 2021 Foreign Asset-Based Term Facility. If the borrowing base subsequently exceeds the outstanding loans, the ABTL Borrower can withdraw Qualified Cash from such bank account to the extent of such excess. In addition, the 2021 Foreign Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

As a result of the ABTL Refinancing and the closing of the 2021 Asset-Based Term Facility without the participation of M&F as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated on the ABTL Closing Date in accordance with its terms (see “Financial Condition, Liquidity and Capital Resources - Amended 2016 Revolving Credit Agreement and 2018 Foreign Asset-Based Term Facility” in Item 7 of this Form 10-K and Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 10-K).

Amendment No. 7 to Amended 2016 Revolving Credit Agreement

On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, will, among other things, make certain amendments pursuant to which (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement will be extended from September 7, 2021 to June 8, 2023, (ii) the commitments under the “Tranche A” revolving facility will be reduced from $400 million to $300 million and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Facility”) will be established and Products Corporation will borrow $100 million of term loans thereunder. The funding date of Amendment No. 7 is expected to occur on or about March 11, 2021. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Facility are substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Facility will accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 will increase the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation will pay certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.

Citibank Litigation

In the matter captioned In re Citibank August 11, 2020 Wire Transfers, No. 20-cv-06539-JMF (S.D.N.Y. Feb. 16, 2021) (the “Citi Decision”), the United States District Court for the Southern District of New York held that certain wire transfers mistakenly paid by Citibank, N.A. (“Citi”) from its own funds on August 11, 2020 to holders of term loans issued to Revlon under a Term Credit Agreement dated as of September 7, 2016 (as amended, the “2016 Facility”) were final and complete transactions not subject to revocation. The wire payments at issue were made to all lenders under the 2016 Facility in amounts equaling the principal and interest outstanding on the loans at that time. Certain lenders that received the payments returned the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

funds soon after the mistaken transfer, but holders of approximately $504 million did not, and as a result of the Citi Decision those lenders are entitled to keep the funds in discharge of their debt.

Citi has appealed the Citi Decision. Citi has also asserted subrogation rights, but, as yet, there has been no determination of those rights (if any) under the 2016 Facility and Revlon has not taken a position on this issue. In these circumstances, it is the current intention of the Company to continue to make the scheduled payments under the 2016 Facility as if the full amount of the 2016 Facility remains outstanding.

Item 16. Form 10-K Summary
None.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2021

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Pamela Bucher
Debra Perelman	Victoria Dolan	Pamela Bucher
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon, Inc. on March 11, 2021 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Ceci Kurzman)
*	Director
(Victor Nichols)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Barry F. Schwartz)
*	Director
(Cristiana Falcone)
* Grace Fu, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Grace Fu
Grace Fu
Attorney-in-fact

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Pamela Bucher
Debra Perelman	Victoria Dolan	Pamela Bucher
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon Consumer Products Corporation on March 11, 2021 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Alan S. Bernikow)
*	Director
(Ceci Kurzman)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Barry F. Schwartz)

* Grace Fu, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Grace Fu
Grace Fu
Attorney-in-fact