Form 10-Q
period 2021-03-31
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2021-05-10
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

1

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of March 31, 2021:

Revlon, Inc. Class A Common Stock:	53,486,372
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on May 10, 2021 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.
2

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85.6	$97.1
Trade receivables, less allowance for doubtful accounts of $12.3 and $13.0 as of March 31, 2021 and December 31, 2020, respectively	315.6	352.3
Inventories, net	441.2	462.6
Prepaid expenses and other assets	141.7	134.4
Total current assets	984.1	1,046.4
Property, plant and equipment, net of accumulated depreciation of $539.5 and $528.9 as of March 31, 2021 and December 31, 2020, respectively	335.6	352.0
Deferred income taxes	23.6	25.7
Goodwill	563.2	563.7
Intangible assets, net of accumulated amortization and impairment of $303.8 and $296.8 as of March 31, 2021 and December 31, 2020, respectively	419.5	430.8
Other assets	104.9	109.1
Total assets	$2,430.9	$2,527.7

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.3	$2.5
Current portion of long-term debt	107.2	217.5
Accounts payable	195.6	203.3
Accrued expenses and other current liabilities	402.7	420.9
Total current liabilities	705.8	844.2
Long-term debt	3,266.8	3,105.0
Long-term pension and other post-retirement plan liabilities	196.7	212.4
Other long-term liabilities	220.3	228.1
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 58,240,762 and 56,742,513 shares issued as of March 31, 2021 and December 31, 2020, respectively	0.5	0.5
Additional paid-in capital	1,085.4	1,082.3
Treasury stock, at cost: 1,892,108 and 1,774,200 shares of Class A Common Stock as of March 31, 2021 and December 31, 2020, respectively	(37.6)	(35.2)
Accumulated deficit	(2,727.7)	(2,631.7)
Accumulated other comprehensive loss	(279.3)	(277.9)
Total stockholders’ deficiency	(1,958.7)	(1,862.0)
Total liabilities and stockholders’ deficiency	$2,430.9	$2,527.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020

Net sales	$445.0	$453.0
Cost of sales	191.2	197.8
Gross profit	253.8	255.2
Selling, general and administrative expenses	260.5	289.4
Acquisition, integration and divestiture costs	0.6	2.1
Restructuring charges and other, net	5.4	24.8
Impairment charges	—	124.3
Loss on divested assets	—	0.8
Operating loss	(12.7)	(186.2)
Other expenses:
Interest expense, net	58.9	48.4
Amortization of debt issuance costs	8.7	4.0
Foreign currency losses, net	3.3	16.6
Miscellaneous, net	1.2	(4.1)
Other expenses	72.1	64.9
Loss from operations before income taxes	(84.8)	(251.1)
Provision for (benefit from) income taxes	11.2	(37.2)
Net loss	$(96.0)	$(213.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.9)	(5.2)
Amortization of pension related costs, net of tax(a)(b)	3.5	2.5
Other comprehensive loss, net	(1.4)	(2.7)
Total comprehensive loss	$(97.4)	$(216.6)

Basic and Diluted (loss) earnings per common share:	$(1.79)	$(4.02)

Weighted average number of common shares outstanding:
Basic	53,653,449	53,167,453
Diluted	53,653,449	53,167,453
(a) Net of tax expense of nil and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	3.1	—	—	—	3.1
Net loss	—	—	—	(96.0)	—	(96.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	$0.5	$1,085.4	$(37.6)	$(2,727.7)	$(279.3)	$(1,958.7)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(0.4)	—	—	(0.4)
Stock-based compensation amortization	—	2.4	—	—	—	2.4
Net loss	—	—	—	(213.9)	—	(213.9)
Other comprehensive (loss) income, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	$0.5	$1,074.3	$(33.9)	$(2,226.6)	$(250.1)	$(1,435.8)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 162,496 and 14,977 shares of Revlon Class A Common Stock during the three months ended March 31, 2021 and 2020, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $14.95 and $23.47 during the three months ended March 31, 2021 and 2020, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $2.4 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively. See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.

(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2021 and 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96.0)	$(213.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33.3	36.8
Foreign currency losses from re-measurement	3.3	16.6
Amortization of debt discount	0.4	0.4
Stock-based compensation amortization	3.1	2.4
Impairment charges	—	124.3
Benefit from deferred income taxes	1.7	(37.2)
Amortization of debt issuance costs	8.7	4.0
Loss on divested assets	—	0.8
Pension and other post-retirement cost	1.3	1.2
Paid-in-kind interest expense on the 2020 BrandCo Facilities	4.6	—
Change in assets and liabilities:
Decrease in trade receivables	33.7	84.6
Decrease (increase) in inventories	18.7	(42.5)
Increase in prepaid expenses and other current assets	(8.4)	(23.3)
Increase in accounts payable	2.8	14.9
Decrease in accrued expenses and other current liabilities	(22.5)	(34.8)
Decrease in deferred revenue	(1.3)	—
Pension and other post-retirement plan contributions	(13.7)	(3.6)
Purchases of permanent displays	(5.8)	(7.0)
Other, net	7.7	(1.3)
Net cash used in operating activities	(28.4)	(77.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(0.7)	(1.8)
Net cash used in investing activities	(0.7)	(1.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(10.6)	(6.4)
Borrowings under the SISO Term Loan Facility	100.0	—
Net (repayments) borrowings under the Amended 2016 Revolving Credit Facility	(59.3)	69.1
Borrowings under the 2021 Foreign Asset-Based Term Facility	75.0	—
Repayments of the 2018 Foreign Asset-Based Term Facility	(58.9)	—
Repayments under the 2016 Term Loan Facility	(2.3)	(4.5)
Payment of financing costs	(11.8)	(0.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(0.4)
Other financing activities	(0.1)	(0.1)
Net cash provided by financing activities	29.6	57.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	(3.3)
Net decrease in cash, cash equivalents and restricted cash	(0.8)	(25.3)
Cash, cash equivalents and restricted cash at beginning of period (a)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (a)	$101.7	$79.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$64.6	$62.9
Income taxes, net of refunds	(1.0)	1.0

Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	4.6	—

(a)These amounts include restricted cash of $16.1 million and $16.4 million as of March 31, 2021 and 2020, respectively. The balance as of March 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of March 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; (ii) restricted cash under the terms of 2019 Term Loan Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of March 31, 2021 and March 31, 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85.6	$97.1
Trade receivables, less allowance for doubtful accounts of $12.3 and $13.0 as of March 31, 2021 and December 31, 2020, respectively	315.6	352.3
Inventories, net	441.2	462.6
Prepaid expenses and other assets	137.6	130.5
Receivable from Revlon, Inc.	173.5	170.0
Total current assets	1,153.5	1,212.5
Property, plant and equipment, net of accumulated depreciation of $539.5 and $528.9 as of March 31, 2021 and December 31, 2020, respectively	335.6	352.0
Deferred income taxes	23.9	34.1
Goodwill	563.2	563.7
Intangible assets, net of accumulated amortization and impairment of $303.8 and $296.8 as of March 31, 2021 and December 31, 2020, respectively	419.5	430.8
Other assets	104.9	109.1
Total assets	$2,600.6	$2,702.2
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.3	$2.5
Current portion of long-term debt	107.2	217.5
Accounts payable	195.6	203.3
Accrued expenses and other current liabilities	405.7	423.2
Total current liabilities	708.8	846.5
Long-term debt	3,266.8	3,105.0
Long-term pension and other post-retirement plan liabilities	196.7	212.4
Other long-term liabilities	224.5	241.3
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,010.0	1,006.9
Accumulated deficit	(2,581.5)	(2,486.6)
Accumulated other comprehensive loss	(279.3)	(277.9)
Total stockholder's deficiency	(1,796.2)	(1,703.0)
Total liabilities and stockholder's deficiency	$2,600.6	$2,702.2

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended March 31,
	2021	2020

Net sales	$445.0	$453.0
Cost of sales	191.2	197.8
Gross profit	253.8	255.2
Selling, general and administrative expenses	259.5	287.4
Acquisition, integration and divestiture costs	0.6	2.1
Restructuring charges and other, net	5.4	24.8
Impairment charges	—	124.3
Loss on divested assets	—	0.8
Operating loss	(11.7)	(184.2)
Other expenses:
Interest expense, net	58.9	48.4
Amortization of debt issuance costs	8.7	4.0
Foreign currency losses, net	3.3	16.6
Miscellaneous, net	1.2	(4.1)
Other expenses	72.1	64.9
Loss from operations before income taxes	(83.8)	(249.1)
Benefit from income taxes	11.1	(36.9)
Net loss	$(94.9)	$(212.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.9)	(5.2)
Amortization of pension related costs, net of tax(a)(b)	3.5	2.5
Other comprehensive loss, net	(1.4)	(2.7)
Total comprehensive loss	$(96.3)	$(214.9)

(a)Net of tax expense of nil and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	3.1	—	—	3.1
Net loss	—	—	(94.9)	—	(94.9)
Other comprehensive (loss) income, net (a)	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	$54.6	$1,010.0	$(2,581.5)	$(279.3)	$(1,796.2)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	2.4	—	—	2.4
Net loss	—	—	(212.2)	—	(212.2)
Other comprehensive (loss) income, net (a)	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	$54.6	$998.9	$(2,105.3)	$(250.1)	$(1,301.9)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2021 and 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94.9)	$(212.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33.3	36.8
Foreign currency losses from re-measurement	3.3	16.6
Amortization of debt discount	0.4	0.4
Stock-based compensation amortization	3.1	2.4
Impairment charges	—	124.3
Benefit from deferred income taxes	1.9	(36.9)
Amortization of debt issuance costs	8.7	4.0
Loss on divested assets	—	0.8
Pension and other post-retirement cost	1.3	1.2
Paid-in-kind interest expense on the 2020 BrandCo Facilities	4.6	—
Change in assets and liabilities:
Decrease in trade receivables	33.7	84.6
Decrease (increase) in inventories	18.7	(42.5)
Increase in prepaid expenses and other current assets	(11.8)	(25.6)
Increase in accounts payable	2.8	14.9
Decrease in accrued expenses and other current liabilities	(22.5)	(34.6)
Decrease in deferred revenue	(1.3)	—
Pension and other post-retirement plan contributions	(13.7)	(3.6)
Purchases of permanent displays	(5.8)	(7.0)
Other, net	9.8	(1.2)
Net cash used in operating activities	(28.4)	(77.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(0.7)	(1.8)
Net cash used in investing activities	(0.7)	(1.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(10.6)	(6.4)
Borrowings under the SISO Term Loan Facility	100.0	—
Net (repayments) borrowings under the Amended 2016 Revolving Credit Facility	(59.3)	69.1
Borrowings under the 2021 Foreign Asset-Based Term Facility	75.0	—
Repayments of the 2018 Foreign Asset-Based Term Facility	(58.9)	—
Repayments under the 2016 Term Loan Facility	(2.3)	(4.5)
Payment of financing costs	(11.8)	(0.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(0.4)
Other financing activities	(0.1)	(0.1)
Net cash provided by financing activities	29.6	57.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	(3.3)
Net decrease in cash, cash equivalents and restricted cash	(0.8)	(25.3)
Cash, cash equivalents and restricted cash at beginning of period (a)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (a)	$101.7	$79.2
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$64.6	$62.9
Income taxes, net of refunds	(1.0)	1.0

Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	4.6	—

(a)These amounts include restricted cash of $16.1 million and $16.4 million as of March 31, 2021 and 2020, respectively. The balance as of March 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of March 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; (ii) restricted cash under the terms of 2019 Term Loan Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of March 31, 2021 and March 31, 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

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
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to: expected sales returns; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations. The Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K").
The Company's results of operations and financial position for the interim periods are not indicative of those to be expected for the full year.
Liquidity and Ability to Continue as a Going Concern
The ongoing COVID-19 pandemic has continued to adversely impact the Company’s business in 2021. The COVID-19 pandemic’s adverse impact has resulted in significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse conditions have resulted in the general slowdown of the global economy, in turn contributing to declines in net sales within some of the Company’s reporting segments and regions. The Company continues to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At March 31, 2021, the Company had a liquidity position of $129.6 million, consisting of: (i) $85.6 million of unrestricted cash and cash equivalents (with approximately $77.2 million held outside the U.S.); (ii) $50.7 million in available borrowing capacity under the Amendment No.7 to the Amended 2016 Revolving Credit Facility (which had $229.6 million drawn at such date and an availability reserve of $20 million required to be maintained at all times when Products Corporation’s consolidated fixed charge ratio in effect exceeds 1.0 to 1.0); and less (iii) approximately $6.7 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed in the first quarter of 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.
However, there can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that such outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate.
Recently Evaluated and/or Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations, calculating income taxes in interim periods and how a company accounts for future events. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this guidance as of January 1, 2021. The adoption of this new guidance did not have any significant impacts on the Company’s results of operations, financial condition and/or financial statement disclosures.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2. RESTRUCTURING CHARGES

Revlon 2020 Restructuring Program

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 975 positions worldwide, including approximately 625 current employees and approximately 350 open positions, of which approximately 935 were eliminated by March 31, 2021. While certain aspects of the Revlon 2020 Restructuring Program may be subject to consultations with employees, works councils, unions and/or governmental authorities, the Company substantially completed the employee-related actions in 2020 and expects to complete the other consolidation and outsourcing actions during 2021 and 2022.

In connection with implementing the Revlon 2020 Restructuring Program, the Company recognized since the inception of the program approximately $76.1 million of total pre-tax restructuring and related charges, consisting primarily of employee-related costs, such as severance, retention and other contractual termination benefits. The Company expects that substantially all of the restructuring and related charges under the Revlon 2020 Restructuring Program will be paid in cash, with $51.5 million of the total charges paid in 2020, $10.9 million paid during the first three months of 2021 and with the remaining balance expected to be paid primarily during the remainder of 2021.

A summary of the Revlon 2020 Restructuring Program charges incurred since its inception in March 2020 and through March 31, 2021 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2020	$48.6	$1.9	$50.5	$12.6	$5.7	$68.8
Charges incurred during the three months ended March 31, 2021	1.9	3.5	5.4	1.3	0.6	7.3
Cumulative charges incurred through March 31, 2021	$50.5	$5.4	$55.9	$13.9	$6.3	$76.1
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the 2020 Restructuring Charges incurred since its inception in March 2020 and through March 31, 2021 by reportable segment is presented in the following table:

	Charges incurred in the three months ended March 31, 2021	Cumulative charges incurred through March 31, 2021
Revlon	$1.5	$22.2
Elizabeth Arden	1.9	11.3
Portfolio	0.9	14.5
Fragrances	1.1	7.9
Total	$5.4	$55.9

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2021	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at March 31, 2021
Revlon 2020 Restructuring Program:
Employee severance and other personnel benefits	$12.6	$1.9	$—	$(7.6)	$—	$6.9
Other	—	3.5	—	(3.3)	—	0.2
Total Revlon 2020 Restructuring Program	12.6	5.4	—	(10.9)	—	7.1

Other immaterial actions:
Employee severance and other personnel benefits	1.2	—	(0.1)	(0.1)	—	1.0
Total restructuring reserve	$13.8	$5.4	$(0.1)	$(11.0)	$—	$8.1

All of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	March 31,	December 31,
	2021	2020
Finished goods	337.3	$356.7
Raw materials and supplies	87.9	97.1
Work-in-process	16.0	8.8
	$441.2	$462.6

4. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	March 31,	December 31,
	2021	2020
Land and improvements	$11.0	$11.4
Building and improvements	46.7	48.3
Machinery and equipment	93.3	98.7
Office furniture, fixtures and capitalized software	73.9	76.2
Leasehold improvements	20.4	21.3
Construction-in-progress	5.3	9.1
Right-of-Use assets	85.0	87.0
Property, plant and equipment and Right-of-Use assets, net	$335.6	$352.0

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the three months ended March 31, 2021 and March 31, 2020 was $17.1 million and $17.0 million, respectively. Accumulated depreciation and amortization was $539.5 million and $528.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, the Company assessed that no indicators of impairment existed requiring the performance of a goodwill interim impairment analysis. No goodwill impairment charges were recorded during the quarter ended March 31, 2021.

The following table presents the changes in goodwill by segment for the three months ended March 31, 2021:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2021	$265.4	$87.9	$89.5	$120.9	$563.7
Foreign currency translation adjustment	(0.2)	(0.1)	(0.1)	(0.1)	(0.5)
Balance at March 31, 2021	$265.2	$87.8	$89.4	$120.8	$563.2

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020.

For the three months ended March 31, 2020, the Company recorded goodwill impairment charges of $99.8 million ($73.9 million in the Company's Portfolio segment and $25.9 million in the Company's Elizabeth Arden segment).

Intangible Assets, Net
Finite-Lived Intangibles
In accordance with ASC Topic 360, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value.
As of March 31, 2021, the Company assessed that no indicators of impairment existed requiring the performance of a finite-lived intangibles interim impairment analysis.
No impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result as of March 31, 2021 and March 31, 2020.
Indefinite-Lived Intangibles
As of March 31, 2021, the Company assessed that no indicators of impairment existed requiring the performance of an indefinite-lived intangibles interim impairment analysis. No intangibles impairment charges were recorded during the three months ended March 31, 2021.
For the three months ended March 31, 2020, the Company recorded indefinite-lived intangible assets impairment charges of $24.5 million ($2.5 million in the Company's Portfolio segment and $22.0 million in the Company's Elizabeth Arden segment).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present details of the Company's total intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.7	$(131.8)	$—	$139.9	12
Customer relationships	249.2	(113.7)	—	135.5	11
Patents and internally-developed intellectual property	23.6	(16.0)	—	7.6	5
Distribution rights	31.0	(7.9)	—	23.1	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$576.8	$(270.7)	$—	$306.1

Indefinite-lived intangible assets:
Trade names	$146.5	N/A	$(33.1)	$113.4
Total indefinite-lived intangible assets	$146.5	N/A	$(33.1)	$113.4

Total intangible assets	$723.3	$(270.7)	$(33.1)	$419.5

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.8	$(128.6)	$—	$144.2	12
Customer relationships	249.9	(110.7)	—	139.2	11
Patents and internally-developed intellectual property	23.6	(15.6)	—	8.0	5
Distribution rights	31.0	(7.5)	—	23.5	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$578.6	$(263.7)	$—	$314.9

Indefinite-lived intangible assets:
Trade names	$149.0	N/A	$(33.1)	$115.9
Total indefinite-lived intangible assets	$149.0	N/A	$(33.1)	$115.9

Total intangible assets	$727.6	$(263.7)	$(33.1)	$430.8

Amortization expense for finite-lived intangible assets was $8.4 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively.

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of March 31, 2021:

Estimated Amortization Expense
2021	$25.0
2022	30.5
2023	28.3
2024	26.0
2025	24.8
Thereafter	171.5
Total	$306.1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Sales returns and allowances	$82.8	$95.5
Advertising, marketing and promotional costs	94.0	96.3
Taxes (a)	50.4	41.8
Compensation and related benefits	40.8	50.1
Interest	23.3	29.6
Professional services and insurance	20.6	18.6
Short-term lease liability	17.3	16.6
Freight and distribution costs	15.6	9.5
Restructuring reserve	8.1	13.8
Software	3.3	3.1
Other	46.5	46.0
Total	$402.7	$420.9
(a) Accrued Taxes for Products Corporation as of March 31, 2021 and December 31, 2020 were $47.6 million and $44.8 million,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	March 31,	December 31,
	2021	2020
Amended 2016 Revolving Credit Facility (Tranche A) due 2023	$74.7	$136.7
SISO Term Loan Facility due 2023	95.8	—
2021 Foreign Asset-Based Term Facility due 2023	71.9	—
2020 ABL FILO Term Loans due 2023	50.0	50.0
2020 Troubled-debt-restructuring: future interest	53.5	57.8
2020 BrandCo Term Loan Facility due 2025	1,730.1	1,719.8
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025, net of discounts and debt issuance costs	871.9	874.8
2018 Foreign Asset-Based Term Facility due 2021, net of debt issuance costs	—	57.7
6.25% Senior Notes due 2024, net of debt issuance costs	425.8	425.4
Spanish Government Loan due 2025	0.3	0.3
Debt	$3,374.0	$3,322.5
Less current portion	(107.2)	(217.5)
Long-term debt	$3,266.8	$3,105.0

Short-term borrowings (*)	$0.3	$2.5

(*)The weighted average interest rate on these short-term borrowings outstanding at March 31, 2021 and December 31, 2020 was 11.7% as of both dates.

Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility
On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement is extended from September 7, 2021 to June 8, 2023; (ii) the commitments under the “Tranche A” revolving facility are reduced from $400 million to $300 million; and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Facility”) has been established and Products Corporation has borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Facility are substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Facility accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 increases the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation has paid certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.

The above-mentioned Amendment No. 7 represented an exchange of an existing revolving credit agreement with a new revolving credit agreement with the same lenders as defined by ASC 470, Debt, under the revolving credit facility. All pre-existing unamortized deferred financing costs associated with the old revolving credit agreement of approximately $0.8 million were added to the newly incurred deferred financing costs of approximately $4.2 million and their total of approximately $5.1 million will be amortized in accordance with the straight-line method over the term of Tranche A through June 8, 2023. Additionally, approximately $4.3 million of new deferred financing costs were incurred in connection with the SISO Facility with the new lenders, which are amortized in accordance with the effective interest method over the term of the facility.

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

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the Asset-Based Term Loan Credit Agreement, dated as of July 9, 2018, as amended, among the ABTL Borrower, the other subsidiaries of Products Corporation party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding.

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

As a result of the ABTL Refinancing and the closing of the 2021 Foreign Asset-Based Term Facility without the participation of MacAndrews & Forbes as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated on the ABTL Closing Date in accordance with its terms.

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021. In accordance with the terms of the 2021 ABTL credit agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and Other Assets" on the Company's Unaudited Consolidated Balance Sheet as of March 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized to interest expense in accordance with the effective interest method over the term of the facility.

2020 Troubled Debt Restructuring

As a result of the 5.75% Senior Notes Exchange Offer, and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the three months ended March 31, 2021, the Company recorded $3.6 million of amortization of such future interest as an offset within "Interest Expense, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of March 31, 2021. At March 31, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2021	Availability at March 31, 2021 (a)
Tranche A Revolving Credit Facility	$300.0	$150.3	$79.6	$50.7
SISO Term Loan Facility	100.0	100.0	100.0	—
2020 ABL FILO Term Loans	50.0	48.5	$50.0	$—
(a) Availability as of March 31, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.7 to the Amended 2016 Revolving Credit Facility of $150.3 million (which includes a $1.5 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $79.6 million then drawn, and less $20.0 million of availability that is required to be maintained at all times when Products Corporation’s consolidated fixed charge coverage ratio that is in effect is greater than 1.0 to 1.0.

The Company’s foreign subsidiaries held $77.2 million out of the Company's total $85.6 million in cash and cash equivalents as of March 31, 2021. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both March 31, 2021 and December 31, 2020, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of March 31, 2021, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	March 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,333.4	$—	$2,333.4	$3,374.0

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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $7.8 million (including amounts available under credit agreements in effect at that time) were maintained in each case as of March 31, 2021 and December 31, 2020. Included in these amounts are approximately $5.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three month periods ended March 31, 2021 and 2020, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	2.3	3.7	—	0.1
Expected return on plan assets	(4.9)	(5.8)	—	—
Amortization of actuarial loss	3.4	2.7	0.2	0.1
Total net periodic benefit costs	$1.1	$1.0	$0.2	$0.2

In the three months ended March 31, 2021, the Company recognized net periodic benefit cost of $1.3 million, compared to net periodic benefit cost of $1.2 million in the three months ended March 31, 2020, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net periodic benefit costs:
Selling, general and administrative expense	$0.4	$0.4
Miscellaneous, net	0.9	0.8
Total net periodic benefit costs	$1.3	$1.2

The Company expects that it will have net periodic benefit cost of approximately $5 million for its pension and other post-retirement benefit plans for all of 2021, compared with net periodic benefit cost of $4.0 million in 2020.

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended March 31, 2021, $13.5 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2021, the Company expects to contribute approximately $21 million to $24 million in the aggregate to its pension and other post-retirement benefit plans once given effect to the provision of the American Rescue Plan signed into law by President Biden on March 11, 2021. The American Rescue Plan includes pension funding relief for both single employer and multiemployer plans. The single employer provisions provide for higher interest rates and a longer shortfall amortization period to be used for funding valuation and benefit restriction purposes. By default, the interest rate changes will take effect for the 2020 plan year (for both minimum contribution and benefit restriction purposes) and the change in the shortfall amortization period will take effect for the 2022 plan year. However, plan sponsors can elect to defer the interest rate changes to as late as 2022 or accelerate the change in shortfall amortization period to as early as 2019. As a result, each plan sponsor will need to assess the optimal effective date(s) for the relief and make any appropriate elections.

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

11. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. An aggregate of 6,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 0.6 million shares available for grant as of March 31, 2021.

2019 Transaction Incentive Program

As of March 31, 2021, a total of 58,278 time-based RSUs under Tier 1 of the 2019 TIP had been granted and are outstanding.

The 2019 TIP also provided for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. Since inception and through March 31, 2021, the Company granted $3.6 million cash-based awards, net of forfeitures, under Tier 1, which are being amortized over the period from the grant dates to December 31, 2021. The total amount amortized for this Tier 1 cash-based awards since the program's inception and through March 31, 2021 is approximately $3.7 million, of which

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

$0.6 million were recorded during the three months ended March 31, 2021. The amortization of such awards is recorded within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Long-Term Incentive Program.
During the first quarter of 2021, the Company granted approximately 1.5 million time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.
During the first quarter of 2020, the Company granted approximately 1.3 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs") to certain employees.
See the roll-forward table in the following sections of this Note 11 for activity related to the three months ended March 31, 2021.

Time-Based LTIP and TIP RSUs
The Company recognized $2.3 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three months ended March 31, 2021. As of March 31, 2021, the Company had $21.2 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $0.4 million of net compensation expense related to the performance-based LTIP RSUs for the three months ended March 31, 2021. As of March 31, 2021, the Company had $13.4 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of March 31, 2021 and since the time these provisions became effective in September 2019, 50,593 LTIP RSUs and 41,913 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $1.8 million. In addition as of March 31, 2021 and since the time this provision became effective in September 2019, the Company also recorded approximately $1.6 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 that were vested on an accelerated basis due to involuntary terminations. See the roll-forward table in the following sections of this Note 11 for activity related to the three months ended March 31, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the three months ended March 31, 2021, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2020
2019 TIP RSUs (b)	58.8	$15.95	n/a	$—
LTIP RSUs:
2020	496.5	14.96	462.9	14.96
2019	169.3	22.55	255.3	22.55
2018	66.4	19.40	215.9	19.42
Total LTIP RSUs	732.2		934.1
Total LTIP and TIP RSUs Outstanding as of December 31, 2020	791.0		934.1
Granted
2019 TIP RSUs Granted	2.2	11.40	n/a	—
LTIP RSUs:
2021	1,487.2	10.59	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
Total LTIP RSUs Granted	1,487.2		—
Vested
2020 TIP RSUs Vested (c)	(1.0)	16.44	—	—
LTIP RSUs:
2020 (c)	(181.4)	14.96	—	—
2019 (c)	(84.2)	22.55	—	—
2018)(c)	(65.9)	19.42	(38.5)	19.44
Total LTIP RSUs Vested	(331.5)		(38.5)
Forfeited/Canceled
2020 TIP RSUs Forfeited/Canceled (b)	(1.7)	16.44	n/a	—
LTIP RSUs:
2021	—	—	—	—
2020	(11.4)	14.96	(13.4)	14.96
2019	(3.1)	22.55	(7.8)	22.55
2018	(0.5)	16.80	(177.4)	19.42
Total LTIP RSUs Forfeited/Canceled	(15.0)		(198.6)
Outstanding as of March 31, 2021
2020 TIP RSUs	58.3	15.54	n/a	—
LTIP RSUs:
2021	1,487.2	10.59	—	—
2020	303.7	14.96	449.5	14.96
2019	82.0	22.55	247.5	22.55
2018	—	—	—	—
Total LTIP RSUs	1,872.9		697.0
Total LTIP and TIP RSUs Outstanding as of March 31, 2021	1,931.2		697.0
((a) The 2019 TIP provides for RSU awards that are only time-based.
(b) Includes acceleration of vesting upon involuntary terminations for the three months ended March 31, 2021 of 951 RSUs under the 2019 and 2018 LTIPs and of 710 RSUs under the 2019 TIP Tier I awards.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

12. INCOME TAXES

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements; and the interaction of various global tax strategies.
The Company recorded a provision for income taxes of $11.2 million (Products Corporation - provision for income taxes of $11.1 million) for the three months ended March 31, 2021 and a benefit from income taxes of $37.2 million (Products Corporation - benefit from income taxes of $36.9 million) for the three months ended March 31, 2020, respectively. The $48.4 million increase (Products Corporation - $48.0 million) in the provision for income taxes in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized. For the three months ended March 31, 2021, the Company used the annual effective tax rate method to calculate its tax provision. For the three months ended March 31, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would have not been reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company's effective tax rate for the three months ended March 31, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.
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
For further information, see Note 13, "Income Taxes," to the Consolidated Financial Statements in the Company's 2020 Form 10-K and Item 1A. “Risk Factors- Uncertainties in the interpretation and application of the income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2020 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of March 31, 2021 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(17.1)	$(260.5)	$(0.3)	$(277.9)
Foreign currency translation adjustment, net of tax of nil million	(4.9)	—	—	(4.9)
Amortization of pension related costs, net of tax of nil million (a)	—	3.5	—	3.5
Other comprehensive (loss) gain	$(4.9)	$3.5	$—	$(1.4)
Balance at March 31, 2021	$(22.0)	$(257.0)	$(0.3)	$(279.3)

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

For the three months ended March 31, 2021 and 2020, the Company did not have any activity related to derivative instruments.

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
The accounting policies for each of the reportable segments are the same as those described in the Company's 2020 Form 10-K, in Note 1, "Description of Business and Summary of Significant Accounting Policies." The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these Consolidated Financial Statements.
The following table is a comparative summary of the Company’s net sales and segment profit for Revlon and Products Corporation by reportable segment for the periods presented.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Revlon, Inc.

	Three Months Ended March 31,
	2021	2020
Segment Net Sales:
Revlon	$162.0	$181.8
Elizabeth Arden	112.2	95.2
Portfolio	96.0	110.0
Fragrances	74.8	66.0
Total	$445.0	$453.0

Segment Profit:
Revlon	$8.0	$15.6
Elizabeth Arden	9.2	4.2
Portfolio	13.1	7.2
Fragrances	7.9	1.4
Total	$38.2	$28.4

Reconciliation:
Total Segment Profit	$38.2	$28.4
Less:
Depreciation and amortization	33.3	36.8
Non-cash stock compensation expense	3.1	2.4
Non-Operating items:
Restructuring and related charges	7.3	34.4
Acquisition, integration and divestiture costs	0.6	2.1
Loss on divested assets	—	0.8
Financial control remediation and sustainability actions and related charges	0.2	2.1
Excessive coupon redemptions	—	4.2
COVID-19 charges	6.2	7.5
Capital structure and related charges	0.2	—
Impairment charges	—	124.3
Operating loss	(12.7)	(186.2)
Less:
Interest Expense	58.9	48.4
Amortization of debt issuance costs	8.7	4.0
Foreign currency losses, net	3.3	16.6
Miscellaneous, net	1.2	(4.1)
Loss from operations before income taxes	$(84.8)	$(251.1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended March 31,
	2021	2020
Segment Net Sales:
Revlon	$162.0	$181.8
Elizabeth Arden	112.2	95.2
Portfolio	96.0	110.0
Fragrances	74.8	66.0
Total	$445.0	$453.0

Segment Profit:
Revlon	$8.4	$16.4
Elizabeth Arden	9.5	4.6
Portfolio	13.2	7.7
Fragrances	8.1	1.7
Total	$39.2	$30.4

Reconciliation:
Total Segment Profit	$39.2	$30.4
Less:
Depreciation and amortization	33.3	36.8
Non-cash stock compensation expense	3.1	2.4
Non-Operating items:
Restructuring and related charges	7.3	34.4
Acquisition, integration and divestiture costs	0.6	2.1
Loss on divested assets	—	0.8
Financial control remediation and sustainability actions and related charges	0.2	2.1
Excessive coupon redemptions	—	4.2
COVID-19 charges	6.2	7.5
Capital structure and related charges	0.2	—
Impairment charge	—	124.3
Operating loss	(11.7)	(184.2)
Less:
Interest Expense	58.9	48.4
Amortization of debt issuance costs	8.7	4.0
Foreign currency losses, net	3.3	16.6
Miscellaneous, net	1.2	(4.1)
Loss from operations before income taxes	$(83.8)	$(249.1)

As of March 31, 2021, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended March 31, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$83.0	$28.4	$63.5	$51.3	$226.2
EMEA*	37.6	26.0	24.9	15.6	104.1
Asia	11.0	51.6	0.7	3.0	66.3
Latin America*	11.4	1.3	3.1	2.3	18.1
Pacific*	19.0	4.9	3.8	2.6	30.3
	$162.0	$112.2	$96.0	$74.8	$445.0

	Three Months Ended March 31, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	99.1	21.4	70.8	42.2	$233.5
EMEA*	37.3	25.9	30.6	16.3	110.1
Asia	14.7	43.1	0.5	3.4	61.7
Latin America*	14.0	0.8	4.9	0.8	20.5
Pacific*	16.7	4.0	3.2	3.3	27.2
	$181.8	$95.2	$110.0	$66.0	$453.0

* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended March 31,
	2021		2020
Classes of similar products:
Net sales:
Color cosmetics	$113.4	26%	$130.0	29%
Fragrance	107.4	24%	94.9	21%
Hair care	109.7	25%	116.7	26%
Beauty care	37.8	8%	46.1	10%
Skin care	76.7	17%	65.3	14%
	$445.0		$453.0

The following table presents the Company's long-lived assets by geographic area:

	March 31, 2021		December 31, 2020
Long-lived assets, net:
United States	$1,176.3	83%	$1,194.9	82%
International	246.9	17%	260.7	18%
	$1,423.2		$1,455.6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(96.0)	$(213.9)
Denominator:
Weighted-average common shares outstanding – Basic	53,653,449	53,167,453
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	53,653,449	53,167,453
Basic and Diluted (loss) earnings per common share:
Net loss per common share	$(1.79)	$(4.02)

Unvested restricted stock and RSUs under the Stock Plan(a)	376,812	300,787
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, during 2020, the Company made a payment of approximately $5.3 million to MacAndrews & Forbes under the Reimbursement Agreements. Consequently, as of March 31, 2021, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the three months ended March 31, 2021 and 2020 was approximately $0.1 million and $0.3 million income, respectively. As of March 31, 2021 and December 31, 2020, a receivable balance of $0.1 million at both dates from MacAndrews & Forbes was included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.
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

Class A Common Stock and related private placement to MacAndrews & Forbes. Pursuant to the Registration Rights Agreement, in 2009 Revlon registered under the Securities Act all 9,336,905 shares of Class A Common Stock issued to MacAndrews & Forbes in the 2009 Exchange Offer, in which, among other things, Revlon issued to MacAndrews & Forbes shares of Class A Common Stock at a ratio of one share of Class A Common Stock for each $5.21 of outstanding principal amount of the then-outstanding Senior Subordinated Term Loan that MacAndrews & Forbes contributed to Revlon

Revlon may postpone giving effect to a Demand Registration for a period of up to 30 days if Revlon believes such registration might have a material adverse effect on any plan or proposal by Revlon with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if Revlon is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or could result in other material adverse consequences to Revlon. In addition, the Holders have the right to participate in registrations by Revlon of its Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. Revlon will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Class A Common Stock sold by such Holders.

As of March 31, 2021, MacAndrews & Forbes beneficially owned approximately 86.4% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Product Corporation's Board of Directors.

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

During the three months ended March 31, 2021 and 2020, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $2.5 million and $13.0 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2021 and 2020, respectively, for which the Company incurred fees of approximately $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.1 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, payable balances of less than $0.1 million and approximately $0.6 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

18. PRODUCTS CORPORATION AND SUBSIDIARIES GUARANTOR FINANCIAL INFORMATION

Products Corporation's 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries (the "6.25% Senior Notes Guarantors").

The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2021 and December 31, 2020, and for each of the three months March 31, 2021 and 2020 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of March 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$7.6	$1.5	$76.5	$—	$85.6
Trade receivables, less allowances for doubtful accounts	74.7	81.1	159.8	—	315.6
Inventories, net	114.4	149.1	177.7	—	441.2
Prepaid expenses and other	222.3	24.6	64.2	—	311.1
Intercompany receivables	3,754.7	3,692.3	746.3	(8,193.3)	—
Investment in subsidiaries	1,698.7	15.9	—	(1,714.6)	—
Property, plant and equipment, net	171.9	69.0	94.7	—	335.6
Deferred income taxes	—	3.4	20.5	—	23.9
Goodwill	48.9	264.0	250.3	—	563.2
Intangible assets, net	9.8	183.4	226.3	—	419.5
Other assets	66.8	8.7	29.4	—	104.9
Total assets	$6,169.8	$4,493.0	$1,845.7	$(9,907.9)	$2,600.6
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.3	$—	$0.3
Current portion of long-term debt	107.1	—	0.1	—	107.2
Accounts payable	84.4	41.0	70.2	—	195.6
Accrued expenses and other	120.0	64.1	221.6	—	405.7
Intercompany payables	4,138.8	3,295.4	758.9	(8,193.1)	—
Long-term debt	3,193.9	—	72.9	—	3,266.8
Other long-term liabilities	273.7	112.7	34.8	—	421.2
Total liabilities	7,917.9	3,513.2	1,158.8	(8,193.1)	4,396.8
Stockholder’s (deficiency) equity	(1,748.1)	979.8	686.9	(1,714.8)	(1,796.2)
Total liabilities and stockholder’s (deficiency) equity	$6,169.8	$4,493.0	$1,845.7	$(9,907.9)	$2,600.6

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended March 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$96.1	$118.2	$230.7	$—	$445.0
Cost of sales	47.6	56.0	87.6	—	191.2
Gross profit	48.5	62.2	143.1	—	253.8
Selling, general and administrative expenses	98.2	52.4	108.9	—	259.5
Acquisition, integration and divestiture costs	0.5	—	0.1	—	0.6
Restructuring charges and other, net	1.2	1.5	2.7	—	5.4
Operating (loss) income	(51.4)	8.3	31.4	—	(11.7)
Other (income) expense:
Intercompany interest, net	(0.3)	0.6	(0.3)	—	—
Interest expense	57.8	—	1.1	—	58.9
Amortization of debt issuance costs	8.7	—	—	—	8.7
Foreign currency losses, net	(0.6)	(1.7)	5.6	—	3.3
Miscellaneous, net	14.5	2.7	(16.0)	—	1.2
Other expense (income), net	80.1	1.6	(9.6)	—	72.1
(Loss) income from operations before income taxes	(131.5)	6.7	41.0	—	(83.8)
Provision for (benefit from) for income taxes	0.7	(0.1)	10.5	—	11.1
(Loss) income from operations, net of taxes	(132.2)	6.8	30.5	—	(94.9)
Equity in income (loss) of subsidiaries	43.3	6.0	—	(49.3)	—
Net (loss) income	$(88.9)	$12.8	$30.5	$(49.3)	$(94.9)
Other comprehensive (loss) income	(1.2)	7.1	2.8	(10.1)	(1.4)
Total comprehensive (loss) income	$(90.1)	$19.9	$33.3	$(59.4)	$(96.3)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended March 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$116.4	$112.4	$224.2	$—	$453.0
Cost of sales	58.4	54.4	85.0	—	197.8
Gross profit	58.0	58.0	139.2	—	255.2
Selling, general and administrative expenses	104.4	71.0	112.0	—	287.4
Acquisition, integration and divestiture costs	1.1	0.5	0.5	—	2.1
Restructuring charges and other, net	23.6	1.3	(0.1)	—	24.8
Impairment charges	124.3	—	—	—	124.3
Loss on divested assets	0.8	—	—	—	0.8
Operating (loss) income	(196.2)	(14.8)	26.8	—	(184.2)
Other (income) expenses:
Intercompany interest, net	(2.8)	0.6	2.2	—	—
Interest expense	46.5	—	1.9	—	48.4
Amortization of debt issuance costs	4.0	—	—	—	4.0
Foreign currency losses, net	(5.5)	1.9	20.2	—	16.6
Miscellaneous, net	(23.9)	(9.2)	29.0	—	(4.1)
Other expense (income), net	18.3	(6.7)	53.3	—	64.9
Loss from operations before income taxes	(214.5)	(8.1)	(26.5)	—	(249.1)
Benefit from income taxes	(16.3)	(20.2)	(0.4)	—	(36.9)
(Loss) income from operations, net of taxes	(198.2)	12.1	(26.1)	—	(212.2)
Equity in (loss) income of subsidiaries	(34.1)	(20.0)	—	54.1	—
Net (loss) income	$(232.3)	$(7.9)	$(26.1)	$54.1	$(212.2)
Other comprehensive (loss) income	(2.7)	6.5	(8.8)	2.3	(2.7)
Total comprehensive (loss) income	$(235.0)	$(1.4)	$(34.9)	$56.4	$(214.9)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5.4	$(41.6)	$7.8	$—	$(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.9)	0.4	0.8	—	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(3.5)	(4.9)	(2.2)	—	(10.6)
Borrowings under the SISO Term Loan Facility	100.0	—	—	—	100.0
Net repayments under the Amended 2016 Revolving Credit Facility	(59.3)	—	—	—	(59.3)
Borrowings under the 2021 Foreign Asset-Based Term Facility	75.0	—	—	—	75.0
Repayments of the 2018 Foreign Asset-Based Term Facility	(58.9)	—	—	—	(58.9)
Repayments under the 2016 Term Loan Facility	(2.3)	—	—	—	(2.3)
Payment of financing costs	(11.8)	—	—	—	(11.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	36.7	(4.9)	(2.2)	—	29.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.9)	47.7	(27.1)	—	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	18.3	1.6	(20.7)	—	(0.8)
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$24.8	$9.4	$67.5	$—	$101.7

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(57.7)	$3.1	$(23.0)	$—	$(77.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.8)	(0.1)	0.1	—	(1.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(2.1)	(4.8)	0.5	—	(6.4)
Net borrowings under the Amended 2016 Revolving Credit Facility	69.1	—	—	—	69.1
Repayments under the 2016 Term Loan Facility	(4.5)	—	—	—	(4.5)
Payments of financing costs	(0.3)	—	—	—	(0.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(0.4)	—	—	—	(0.4)
Other financing activities	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	61.7	(4.8)	0.5	—	57.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2.1)	(1.2)	—	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	2.2	(3.9)	(23.6)	—	(25.3)
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	97.2	$—	104.5
Cash, cash equivalents and restricted cash at end of period	$3.2	$2.5	$73.6	$—	$79.2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

19. SUBSEQUENT EVENTS

Revlon Global Growth Accelerator Program

On May 10, 2021, the Company announced that it is expanding the existing Revlon 2020 Restructuring Program through 2023. The Company will rename the revised program the Revlon Global Growth Accelerator (“RGGA”). The expanded program includes a reinvestment strategy to strengthen our brands and drive long-term profitable margin and revenue growth through realized incremental productivity initiatives and enhanced capabilities.

The major initiatives underlying the Revlon Global Growth Accelerator program include:
•Strategic Growth: Boost organic sales growth behind our strategic pillars – brands, markets, and channels -- to deliver an approximate mid-single digit compound average annual growth rate through 2023;
•Operating Efficiencies: Drive additional operational efficiencies and cost savings to fuel investments in revenue growth; and
•Build Capabilities: Enhance capabilities and up-skill employees in order to evolve our culture to promote agility and deliver transformational change.

Under RGGA, the Company expects to deliver an updated range of annualized cost reductions of approximately $275 million to $325 million from 2020 through the end of 2023. The Company achieved $155 million of cost reductions program to date through the first quarter of 2021 and expects to achieve approximately $60 million to $80 million for the full year 2021 (inclusive of the first quarter of 2021 cost reductions), with the balance to be realized during 2022 and 2023.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $185 million and $205 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $15 million of additional capital expenditures. The Company recorded pre-tax restructuring and related charges of $76.1 million program to date through the first quarter of 2021 in connection with the Revlon 2020 Restructuring Program. Under the expanded program, the Company expects to incur pre-tax restructuring and related charges of approximately $65 million to $75 million during 2021 (inclusive of the first quarter of 2021 charges) and the remainder during 2022 and 2023. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with approximately $50 million to $55 million of the total charges expected to be paid in 2021, with the remainder to be paid during 2022 and 2023.

Amendment No. 8 to the Amended 2016 Revolving Credit Agreement: Tranche A Revolving Credit Facility and SISO Term Loan Facility

On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which (i) the maturity date applicable to the “Tranche A” revolving loans and the SISO Facility under the Amended 2016 Revolving Credit Agreement is extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of (x) 91 days prior to the maturity of the Company’s term loan facility due September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans, (ii) the commitments under the “Tranche A” revolving facility are reduced from $300 million to $270 million and under the SISO Facility are upsized from $100 million to $130 million, (iii) the financial covenant is changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement are increased and (v) the perpetual cash dominion requirement is replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increases the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreases the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

On May 7, 2021, the Company also entered into a successor agent appointment and agency transfer agreement pursuant to which MidCap Funding IV Trust succeeded Citibank, N.A. as the collateral agent and administrative agent for the Amended 2016 Revolving Credit Agreement. Products Corporation has paid certain customary fees to MidCap Funding IV Trust and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 8.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the information contained in the Unaudited Consolidated Financial Statements and related notes included elsewhere in this document, and in the Company's other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As discussed in more detail in the Section entitled “Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.
For more details on the newly announced Revlon Global Growth Accelerator program and Amendment No. 8 to the Amended 2016 Revolving Credit Agreement, see Note 19, "Subsequent Events" to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

While the Company continues to execute its business strategy, the ongoing COVID-19 pandemic has adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. The COVID-19 pandemic’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse conditions have resulted in the general slowdown of the global economy, in turn contributing to declines in net sales within some of the Company’s reporting segments and regions. The Company continues to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

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
Business Strategy

The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online. The Company has continued to deliver against the objectives of the Revlon 2020 Restructuring Program, which includes rightsizing our organization with the objectives of driving improved profitability, cash flow and liquidity. The Company is also managing the business to conserve cash and liquidity, as well as focusing on stabilizing the business, growing e-commerce and preparing the foundation for achieving future growth.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2020 Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in the three months ended March 31, 2021 were $445.0 million, a $8.0 million decrease, or 1.8%, compared to $453.0 million in the three months ended March 31, 2020. Excluding the $14.5 million favorable FX impact, consolidated net sales decreased by $22.5 million, or 5.0%, during the three months ended March 31, 2021. The ongoing COVID-19 pandemic negatively impacted consolidated net sales for the three months ended March 31, 2021 by an estimated $44 million ($43.3 million XFX). The XFX net sales decrease of $22.5 million in the three months ended March 31, 2021 was due to: a $25.2 million, or 13.9%, decrease in Revlon segment net sales and a $16.1 million, or14.6%, decrease in Portfolio segment net sales, partially offset by a $11.4 million, or 12.0%, increase in Elizabeth Arden segment net sales and a $7.4 million, or 11.2%, increase in Fragrances segment net sales.
Consolidated loss from continuing operations, net of taxes, in the three months ended March 31, 2021 was $96.0 million, compared to consolidated loss from continuing operations, net of taxes, of $213.9 million in the three months ended March 31, 2020. The $117.9 million decrease in consolidated loss from continuing operations, net of taxes was primarily due to:
•a $124.3 million decrease in impairment charges attributable to the non-cash impairment charges of $99.8 million and of $24.5 million recorded on the Company's goodwill and on certain of the Company's indefinite-lived intangible assets, respectively, following the Company's interim impairment assessments during the first quarter of 2020, compared to having no impairment charges in 2021;
•$28.9 million of lower SG&A expenses in the three months ended March 31, 2021, compared to the prior year period, primarily driven by cost reductions achieved primarily through the Revlon 2020 Restructuring Program;
•a $19.4 million decrease in restructuring charges, primarily related to lower expenditures under the Revlon 2020 Restructuring Program in the three months ended March 31, 2021, compared to the expenditures incurred primarily under the same program in the three months ended March 31, 2020;
•$13.3 million of favorable variance in foreign currency, resulting from $3.3 million in foreign currency losses during the three months ended March 31, 2021, compared to $16.6 million in foreign currency losses during the three months ended March 31, 2020
•a $1.5 million decrease in acquisition, integration and divestiture costs in the three months ended March 31, 2021, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP in the prior year period; and
•$0.8 million of lower loss on divested assets primarily related to the loss of $0.8 million recorded in 2020 on the sale of certain assets, compared to having no losses in the three months ended March 31, 2021;
with the foregoing partially offset by:
•a $48.4 million increase in the provision for income taxes in the three months ended March 31, 2021, compared to the prior year period, primarily due to an increase in losses for which no tax benefit can be recognized;
•a $10.5 million increase in interest expense in the three months ended March 31, 2021, compared to the prior year period, primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility;
•a $5.3 million increase in other miscellaneous expenses, net, in the three months ended March 31, 2021, compared to the prior year period, primarily due to higher net periodic benefit costs in connection with the Company's pension plans;
•a $4.7 million increase in amortization of debt issuance costs in the three months ended March 31, 2021, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2021 and 2020 Refinancing Transactions; and
•$1.4 million of lower gross profit in the three months ended March 31, 2021, primarily due to the lower net sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Operating Segments

The Company operates in four reporting segments: Revlon, Elizabeth Arden, Portfolio and Fragrances.
For additional information regarding the Company's Operating Segments, see Note 14, "Segment Data" to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations — Revlon, Inc.

Segment Results:

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 14, "Segment Data and Related Information," to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The following table provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2021	2020	$	%	$	%	2021	2020	$	%	$	%
Revlon	$162.0	$181.8	$(19.8)	(10.9)%	$(25.2)	(13.9)%	$8.0	$15.6	$(7.6)	(48.7)%	$(8.6)	(55.1)%
Elizabeth Arden	112.2	95.2	17.0	17.9%	11.4	12.0%	9.2	4.2	5.0	119.0%	3.6	85.7%
Portfolio	96.0	110.0	(14.0)	(12.7)%	(16.1)	(14.6)%	13.1	7.2	5.9	81.9%	5.4	75.0%
Fragrances	74.8	66.0	8.8	13.3%	7.4	11.2%	7.9	1.4	6.5	N.M.	6.3	N.M.
Total	$445.0	$453.0	$(8.0)	(1.8)%	$(22.5)	(5.0)%	$38.2	$28.4	$9.8	34.5%	$6.7	23.6%

(a) XFX excludes the impact of foreign currency fluctuations.
(N.M. - Not meaningful)

Revlon Segment

Revlon segment net sales in the three months ended March 31, 2021 were $162.0 million, a $19.8 million, or 10.9%, decrease, compared to $181.8 million in the three months ended March 31, 2020. Excluding the $5.4 million favorable FX impact, total Revlon segment net sales in the three months ended March 31, 2021 decreased by $25.2 million, or 13.9%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Revlon's segment net sales for the three months ended March 31, 2021 by an estimated $22.8 million ($22.4 million XFX). The Revlon segment's XFX decrease in net sales of $25.2 million in the three months ended March 31, 2021 was driven by lower net sales of Revlon color cosmetics, both in International regions and in North America, and, to a lower extent, by lower net sales of Revlon ColorSilk hair color products and Revlon-branded hair-care products in North America. This decrease was due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channels, and the related global supply chain constraints, partially offset by increased net sales of Revlon-branded beauty tools primarily in North America, as customers are using more products at home, and Revlon-branded professional hair-care products in International regions, as salons' activity in some international markets resumed in connection with temporary lift of restrictions related to the COVID-19 pandemic.

Revlon segment profit in the three months ended March 31, 2021 was $8.0 million, a $7.6 million, or 48.7%, decrease, compared to $15.6 million in the three months ended March 31, 2020. Excluding the $1.0 million favorable FX impact, Revlon segment profit in the three months ended March 31, 2021 decreased by $8.6 million, or 55.1%, compared to the three months

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

ended March 31, 2020. This decrease was driven primarily by the Revlon segment's lower net sales, as described above, as well as slightly lower gross profit margin, partially offset by the segment's lower SG&A expenses, primarily driven by cost reductions achieved primarily through the Revlon 2020 Restructuring Program.

Elizabeth Arden Segment

Elizabeth Arden segment net sales in the three months ended March 31, 2021 were $112.2 million, a $17.0 million, or 17.9%, increase, compared to $95.2 million in the three months ended March 31, 2020. Excluding the $5.6 million favorable FX impact, Elizabeth Arden segment net sales in the three months ended March 31, 2021 increased by $11.4 million, or 12.0%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Elizabeth Arden's segment net sales for the three months ended March 31, 2021 by an estimated $3.3 million ($3.0 million XFX). The Elizabeth Arden segment XFX increase in net sales of $11.4 million in the three months ended March 31, 2021 was driven primarily by higher net sales of Ceramide skin care products, both in North America and in International regions, and, to a lower extent, higher net sales of Green Tea and White Tea fragrances, as well as other Elizabeth Arden-branded skin care products, primarily in International regions and mainly in connection with growth in e-commerce net sales, as well as an increase in the travel retail business. This increase was partially offset by lower net sales of Prevage, primarily in International regions, in connection with the delayed launches on certain new products, and lower net sales of certain other Elizabeth Arden-branded skin care products, due, primarily, to the continuing effects of the COVID-19 pandemic on foot traffic at department stores and other retail outlets.

Elizabeth Arden segment profit in the three months ended March 31, 2021 was $9.2 million, a $5.0 million, or 119.0%, increase, compared to $4.2 million in the three months ended March 31, 2020. Excluding the $1.4 million favorable FX impact, Elizabeth Arden segment profit in the three months ended March 31, 2021 increased by $3.6 million, or 85.7%, compared to the three months ended March 31, 2020. This increase was driven primarily by the Elizabeth Arden segment's higher net sales as described above, partially offset primarily by higher brand support expenses to support the increase level of sales, as well as moderately lower gross profit margin,

Portfolio Segment
Portfolio segment net sales in the three months ended March 31, 2021 were $96.0 million, a $14.0 million, or 12.7%, decrease, compared to $110.0 million in the three months ended March 31, 2020. Excluding the $2.1 million favorable FX impact, total Portfolio segment net sales in the three months ended March 31, 2021 decreased by $16.1 million, or 14.6%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Portfolio's segment net sales for the three months ended March 31, 2021 by an estimated $13.6 million ($13.2 million XFX). The Portfolio segment XFX decrease in net sales of $16.1 million in the three months ended March 31, 2021 was driven primarily by lower net sales of certain local and regional skin care products brands, both in International regions and in North America, as well as lower net sales of Mitchum anti-perspirant deodorants, primarily in North America, and of Almay color cosmetics, driven, primarily, by the continuing effects of the COVID-19 pandemic on the mass retail channel and the related global supply chain constraints.

Portfolio segment profit in the three months ended March 31, 2021 was $13.1 million, a $5.9 million, or 81.9%, increase compared to $7.2 million in the three months ended March 31, 2020. Excluding the $0.5 million favorable FX impact, Portfolio segment profit in the three months ended March 31, 2021 increased by $5.4 million, or 75.0%, compared to the three months ended March 31, 2020. This increase was driven primarily by the Portfolio segment's lower SG&A, achieved primarily through the Revlon 2020 Restructuring Program, and brand support expenses, as well as higher gross profit margin, partially offset by the segment's lower net sales, as described above.

Fragrances Segment
Fragrances segment net sales in the three months ended March 31, 2021 were $74.8 million, a $8.8 million, or 13.3%, increase, compared to $66.0 million in the three months ended March 31, 2020. Excluding the $1.4 million favorable FX impact, total Fragrances segment net sales in the three months ended March 31, 2021 increased by $7.4 million, or 11.2%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Fragrances' segment net sales for the three months ended March 31, 2021 by an estimated $4.7 million ($4.6 million XFX). The Fragrances segment XFX increase in net sales of $7.4 million in the three months ended March 31, 2021 was driven primarily by increases in sales of Juicy Couture, Curve and John Varvatos fragrances in North America, primarily due to a recovery from the

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

ongoing COVID-19 pandemic, as retailers are restocking their inventory levels, partially offset primarily by decreases in other distributed fragrances, primarily linked to the lingering effect of the ongoing COVID-19 pandemic.

Fragrances segment profit in the three months ended March 31, 2021 was $7.9 million, a $6.5 million, increase, compared to $1.4 million in the three months ended March 31, 2020. Excluding the $0.2 million favorable FX impact, Fragrances segment profit in the three months ended March 31, 2021 increased by $6.3 million, compared to the three months ended March 31, 2020. This increase was driven primarily by the Fragrances segment's higher net sales, as described above, as well as lower brand support expenses, partially offset by the segment's slightly lower gross profit margin.

Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended March 31,		Change		XFX Change (a)
	2021	2020	$	%	$	%
Revlon
North America	$83.0	$99.1	$(16.1)	(16.2)%	$(16.3)	(16.4)%
International	79.0	82.7	(3.7)	(4.5)%	(8.9)	(10.8)%
Elizabeth Arden
North America	$28.4	$21.4	$7.0	32.7%	$6.2	29.0%
International	83.8	73.8	10.0	13.6%	5.2	7.0%
Portfolio
North America	$63.5	$70.8	$(7.3)	(10.3)%	$(7.8)	(11.0)%
International	32.5	39.2	(6.7)	(17.1)%	(8.3)	(21.2)%
Fragrances
North America	$51.3	$42.2	$9.1	21.6%	$8.8	20.9%
International	23.5	23.8	(0.3)	(1.3)%	(1.4)	(5.9)%
Total Net Sales	$445.0	$453.0	$(8.0)	(1.8)%	$(22.5)	(5.0)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the three months ended March 31, 2021 decreased by $16.1 million, or 16.2%, to $83.0 million, compared to $99.1 million in the three months ended March 31, 2020. Excluding the $0.2 million favorable FX impact, Revlon segment net sales in North America in the three months ended March 31, 2021 decreased by $16.3 million, or 16.4%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Revlon's segment net sales in North America for the three months ended March 31, 2021 by an estimated $14.5 million ($14.5 million XFX). The Revlon segment's $16.3 million XFX decrease in North America net sales in the three months ended March 31, 2021 was primarily due to the Revlon segment's lower net sales of Revlon color cosmetics, as well as Revlon ColorSilk hair color products and Revlon-branded hair-care products due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel, and the related global supply chain constraints, partially offset by higher net sales of Revlon-branded beauty tools.

International

Internationally, Revlon segment net sales in the three months ended March 31, 2021 decreased by $3.7 million, or 4.5%, to $79.0 million, compared to $82.7 million in the three months ended March 31, 2020. Excluding the $5.2 million favorable FX impact, Revlon segment International net sales in the three months ended March 31, 2021 decreased by $8.9 million, or 10.8%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Revlon's segment International net sales for the three months ended March 31, 2021 by an estimated $8.3 million ($7.9 million XFX).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Revlon segment's $8.9 million XFX decrease in International net sales in the three months ended March 31, 2021 was driven primarily by the Revlon segment's lower net sales of Revlon color cosmetics across all of the Company's International regions, due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel, partially offset by higher net sales of Revlon ColorSilk hair color products and of Revlon-branded professional hair-care products, primarily in the EMEA region.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the three months ended March 31, 2021 increased by $7.0 million, or 32.7%, to $28.4 million, compared to $21.4 million in the three months ended March 31, 2020. Excluding the $0.8 million favorable FX impact, Elizabeth Arden segment net sales in North America in the three months ended March 31, 2021 increased by $6.2 million, or 29.0%, compared to the three months ended March 31, 2020. The Elizabeth Arden segment's $6.2 million XFX increase in North America net sales in the three months ended March 31, 2021 was driven primarily by the Elizabeth Arden segment's higher net sales of Ceramide skin care products, as well as growth in e-commerce net sales, partially offset by lower net sales of certain other Elizabeth Arden-branded skin care products, due, primarily, to the continuing effects of the COVID-19 pandemic on foot traffic at department stores and other retail outlets. The ongoing COVID-19 pandemic negatively impacted the Elizabeth Arden's segment net sales in North America for the three months ended March 31, 2021 by an estimated $0.8 million ($0.8 million XFX).

International

Internationally, Elizabeth Arden segment net sales in the three months ended March 31, 2021 increased by $10.0 million, or 13.6%, to $83.8 million, compared to $73.8 million in the three months ended March 31, 2020. Excluding the $4.8 million favorable FX impact, Elizabeth Arden segment International net sales in the three months ended March 31, 2021 increased by $5.2 million, or 7.0%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Elizabeth Arden's segment International net sales for the three months ended March 31, 2021 by an estimated $2.4 million ($2.3 million XFX). The Elizabeth Arden segment's $5.2 million XFX increase in International net sales in the three months ended March 31, 2021 was driven primarily by higher net sales of Ceramide skin care products and, to a lower extent, higher net sales of Green Tea and White Tea fragrances, as well as other Elizabeth Arden-branded skin care products, primarily in connection with growth in e-commerce net sales, as well as an increase in the travel retail business, primarily in the Asia region. This increase was partially offset by lower net sales of Prevage skin care products within the Asia region, primarily in connection with the delayed launches on certain new products.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the three months ended March 31, 2021 decreased by $7.3 million, or 10.3%, to $63.5 million, as compared to $70.8 million in the three months ended March 31, 2020. Excluding the $0.5 million favorable FX impact, Portfolio segment net sales in North America in the three months ended March 31, 2021 decreased by $7.8 million, or 11.0%, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Portfolio's segment net sales in North America for the three months ended March 31, 2021 by an estimated $8.0 million ($7.9 million XFX). The Portfolio segment's $7.8 million XFX decrease in North America net sales in the three months ended March 31, 2021 was driven primarily by the Portfolio segment's lower net sales of certain local and regional products brands, lower net sales of Mitchum anti-perspirant deodorants, as well as, to a lower extent, lower net sales of Almay color cosmetics, due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel and the related global supply chain constraints.

International

Internationally, Portfolio segment net sales in the three months ended March 31, 2021 decreased by $6.7 million, or 17.1%, to $32.5 million, compared to $39.2 million in the three months ended March 31, 2020. Excluding the $1.6 million favorable FX impact, Portfolio segment International net sales decreased by $8.3 million, or 21.2%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Portfolio's segment International net sales for the three months ended March 31, 2021 by an estimated $5.7 million ($5.3 million XFX). The Portfolio segment's $8.3 million XFX decrease in International net sales in the three months ended

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

March 31, 2021 was driven primarily by the Portfolio segment's lower net sales of certain local and regional skin care products brands, as well as, to a lower extent, lower net sales of Almay color cosmetics due, primarily, to the continuing effects of the COVID-19 pandemic on the mass retail channel and the related global supply chain constraints

Fragrances Segment

North America

In North America, Fragrances segment net sales in the three months ended March 31, 2021 increased by $9.1 million, or 21.6%, to $51.3 million, as compared to $42.2 million in the three months ended March 31, 2020. Excluding the $0.3 million favorable FX impact, Fragrances segment net sales in North America increased by $8.8 million, or 20.9%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The Fragrances segment's $8.8 million XFX increase in North America net sales in the three months ended March 31, 2021 was driven primarily by increases in sales of Juicy Couture, Curve and John Varvatos fragrances primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels, partially offset primarily by decreases in other distributed fragrances. The ongoing COVID-19 pandemic negatively impacted the Fragrances' segment net sales in North America for the three months ended March 31, 2021 by an estimated $3.4 million ($3.4 million XFX).

International

Internationally, Fragrances segment net sales in the three months ended March 31, 2021 decreased by $0.3 million, or 1.3%, to $23.5 million, compared to $23.8 million in the three months ended March 31, 2020. Excluding the $1.1 million favorable FX impact, Fragrances segment International net sales decreased by $1.4 million, or 5.9%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The ongoing COVID-19 pandemic negatively impacted the Fragrances' segment International net sales for the three months ended March 31, 2021 by an estimated $1.3 million ($1.2 million XFX). The Fragrances segment's $1.4 million XFX decrease in International net sales in the three months ended March 31, 2021 was driven primarily by lower net sales in the Company's EMEA and Pacific regions due to the continuing impacts from the COVID-19 pandemic, resulting in decreased foot traffic and temporary door closures and the related global supply chain constraints.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
Gross profit	$253.8	$255.2	$(1.4)
Percentage of net sales	57.0%	56.3%	0.7%

Gross profit decreased by $1.4 million in the three months ended March 31, 2021, as compared to the three months ended of 2020. Gross profit as a percentage of net sales (i.e., gross margin) in the three months ended March 31,2021 increased by 0.7% percentage points, as compared to the three months ended March 31, 2020. The increase in gross margin in the three months ended March 31, 2021, as compared to the prior year period, was impacted by lower sales allowances, favorable foreign currency impacts and cost reductions achieved through the Revlon 2020 Restructuring Program, partially offset by the negative effect of product mix and higher manufacturing costs, primarily attributable to the effects of the ongoing COVID-19 pandemic.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
SG&A expenses	$260.5	$289.4	$(28.9)

SG&A expenses decreased by $28.9 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven primarily by:
•lower general and administrative expenses of approximately $27.2 million, primarily driven by cost reductions achieved through the Revlon 2020 Restructuring Program;
•a net decrease of approximately $5.3 million in brand support expenses, resulting from cost reduction initiatives and decreased media spend to align with the lower net sales primarily in the EMEA region, within the Fragrances and Portfolio segments, partially offset by an increase in brand support to drive sales growth in Asia and in e-commerce;
•lower distribution expenses of approximately $2.3 million, driven primarily by the net decline in sales;
with the foregoing partially offset by:
•unfavorable FX impact of approximately $7.0 million.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
Restructuring charges and other, net	$5.4	$24.8	$(19.4)

Restructuring charges and other, net, decreased $19.4 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily related to lower expenditures under the Revlon 2020 Restructuring Program in the three months ended March 31, 2021, compared to the expenditures incurred primarily under the same program in the three months ended March 31, 2020.

Revlon 2020 Restructuring Program
The Revlon 2020 Restructuring Program is designed to reduce the Company’s SG&A expenses, as well as cost of goods sold, improve the Company’s gross profit and Adjusted EBITDA and maximize productivity, cash flow and liquidity.

As a result of the Revlon 2020 Restructuring Program, the Company expects to eliminate approximately 975 positions worldwide, including approximately 625 current employees and approximately 350 open positions, of which approximately 935 were eliminated by March 31, 2021

In connection with implementing the Revlon 2020 Restructuring Program, the Company recognized, since the inception of the program and through March 31, 2021, $76.1 million of total pre-tax restructuring and related charges consisting primarily of i) $55.9 million of employee severance, other personnel benefits and other costs; and (ii) $20.2 million of lease and other restructuring-related charges that were recorded within SG&A.

In addition, the Company expects restructuring charges in the range of $75 million to $85 million to be charged and paid during 2021 and 2022. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $51.5 million of the total charges paid in 2020, $10.9 million paid during the first three months of 2021, approximately $30 million to $35 million expected to be paid during the remainder of 2021, and with any residual balance expected to be paid in 2022.

As a result of the Revlon 2020 Restructuring Program, the Company expects to deliver in the range of $200 million to $230 million of annualized cost reductions from 2020 through the end of 2022, with approximately 50% of these annualized cost reductions realized from the headcount reductions that occurred in 2020. The Company achieved $28 million of cost

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

reductions during the three months ended March 31, 2021, bringing the total cost reductions realized since the inception of the program to approximately $155 million.

For further information on the Revlon 2020 Restructuring Program and on the Company's other restructuring initiatives, see Note 2, "Restructuring Charges," to the Consolidated Financial Statements in the Company's 2020 Form 10-K.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
Impairment charges	$—	$124.3	$(124.3)

In the first quarter of 2021, the Company assessed whether indicators of impairment existed that might result in additional impairment charges. Based upon such assessment, no additional impairment changes were recognized as of March 31, 2021.

During the first quarter of 2020, as a result of the COVID-19 pandemic’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the Company to perform an interim impairment analysis. These indicators included a deterioration in the general economic conditions, developments in equity and credit markets, deterioration in some of the economic channels in which the Company's operates (especially in the mass retail channel), the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization and the revision of the Company's expected future cash flows as a result of the COVID-19 pandemic. Based on the first quarter of 2020 interim impairment analysis, the Company recorded $99.8 million and $24.5 million of total non-cash impairment charges on its goodwill and indefinite-lived intangible assets, respectively.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
Interest expense	$58.9	$48.4	$10.5

The $10.5 million increase in interest expense during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

Provision for income taxes:

The table below shows the Company's provision for income taxes for the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
Provision for (benefit from) income taxes	$11.2	$(37.2)	$48.4

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The Company recorded a provision for income taxes of $11.2 million for the three months ended March 31, 2021, compared to a benefit for income taxes of $37.2 million for the three months ended March 31, 2020. The $48.4 million increase in the provision for income taxes for the three months ended March 31, 2021, compared to same period in 2020, was primarily due to an increase in losses for which no tax benefit can be recognized. For the three months ended March 31, 2021, the Company used the annual effective tax rate method to calculate its tax provision. For the three months ended March 31, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would have not been reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company's effective tax rate for the three months ended March 31, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.
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
For further information, see Note 12, "Income Taxes," to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended March 31,
	2021	2020
Net loss - Revlon, Inc.	$(96.0)	$(213.9)
Selling, general and administrative expenses - public company costs	1.0	2.0
Provision for income taxes	0.1	(0.3)
Net loss - Products Corporation	$(94.9)	$(212.2)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources

At March 31, 2021, the Company had a liquidity position of $129.6 million, consisting of: (i) $85.6 million of unrestricted cash and cash equivalents (with approximately $77.2 million held outside the U.S.); (ii) $50.7 million in available borrowing capacity under the Amendment No.7 to the Amended 2016 Revolving Credit Facility (which had $229.6 million drawn at such date and an availability reserve of $20 million required to be maintained at all times when Products Corporation’s consolidated fixed charge ratio in effect exceeds 1.0 to 1.0 ); and less (iii) approximately $6.7 million of outstanding checks.

Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At March 31, 2021, the Company had a liquidity position of $129.6 million, consisting of: (i) $85.6 million of unrestricted cash and cash equivalents (with approximately $77.2 million held outside the U.S.); (ii) $50.7 million in available borrowing capacity under the Amendment No.7 to the Amended 2016 Revolving Credit Facility (which had $229.6 million drawn at such date and an availability reserve of $20 million required to be maintained at all times when Products Corporation’s consolidated fixed charge ratio in effect exceeds 1.0 to 1.0 ); and less (iii) approximately $6.7 million of outstanding checks.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed in the first quarter of 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

However, there can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that such outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate.

First Quarter of 2021 Financing Transactions
Tranche A - Revolving Credit Facility and SISO Term Loan Facility

On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement is extended from September 7, 2021 to June 8, 2023, (ii) the commitments under the “Tranche A” revolving facility are reduced from $400 million to $300 million and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Facility”) has been established and Products Corporation has borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Facility are substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Facility accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 increases the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation has paid certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.
The above-mentioned Amendment No. 7 represented an exchange of an existing revolving credit agreement with a new revolving credit agreement with the same lenders as defined by ASC 470, Debt, under the revolving credit facility. All pre-existing unamortized deferred financing costs associated with the old revolving credit agreement of approximately $0.8 million were added to the newly incurred deferred financing costs of approximately $4.2 million and their total of approximately $5.1 million will be amortized in accordance with the straight-line method over the term of Tranche A through June 8, 2023. Additionally, approximately $4.3 million of new deferred financing costs were incurred in connection with the SISO Facility with the new lenders, which are amortized in accordance with the effective interest method over the term of the facility.

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

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the Asset-Based Term Loan Credit Agreement, dated as of July 9, 2018, as amended, among the ABTL Borrower, the other subsidiaries of Products Corporation party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding.

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

As a result of the ABTL Refinancing and the closing of the 2021 Foreign Asset-Based Term Facility without the participation of MacAndrews & Forbes as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated on the ABTL Closing Date in accordance with its terms.

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021. In accordance with the terms of the 2021 ABTL credit agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and Other Assets" on the Company's Unaudited Consolidated Balance Sheet as of March 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized to interest expense in accordance with the effective interest method over the term of the facility.
Changes in Cash Flows

As of March 31, 2021, the Company had cash, cash equivalents and restricted cash of $101.7 million, compared with $104.5 million at December 31, 2020. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(28.4)	$(77.6)
Net cash used in investing activities	(0.7)	(1.8)
Net cash provided by financing activities	29.6	57.4
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(3.3)
Net decrease in cash, cash equivalents and restricted cash	(0.8)	(25.3)
Cash, cash equivalents and restricted cash at beginning of period	102.5	104.5
Cash, cash equivalents and restricted cash at end of period	$101.7	$79.2

Operating Activities
Net cash used in operating activities was $28.4 million and $77.6 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by favorable working capital changes.

Investing Activities
Net cash used in investing activities was $0.7 million for the three months ended March 31, 2021, compared to $1.8 million of net cash used in investing activities for the three months ended March 31, 2020.

Financing Activities
Net cash provided by financing activities was $29.6 million and $57.4 million for the three months ended March 31, 2021 and 2020, respectively.
Net cash provided by financing activities for the three months ended March 31, 2021 primarily included:
•$100.0 of borrowings under the SISO Term Loan Facility; and
•$75.0 million of borrowings under the 2021 Foreign Asset-Based Term Facility;
with the foregoing partially offset by:
•$59.3 million of net repayments under the Amended 2016 Revolving Credit Agreement;
•$58.9 million used to fully repay the 2018 Foreign Asset-Based Term Facility;
•$11.8 million of payment of financing costs incurred in connection with the first quarter of 2021 refinancing transactions, comprised of: (i) approximately $4.3 million of payments of financing costs incurred in connection with the SISO Term Loan Facility; (ii) approximately $4.2 million of financing costs incurred in connection with the Tranche A revolving credit facility; and (iii) approximately $3.2 million of payments of financing costs incurred in connection with the 2021 Foreign Asset-Based Term Facility;
•$10.6 million of decreases in short-term borrowings and overdraft; and
•$2.3 million of repayments under the 2016 Term Loan Facility
Net cash provided by financing activities for the three months ended March 31, 2020 primarily included:
•$69.1 million of borrowings under the Amended 2016 Revolving Credit Facility;
with the foregoing partially offset by:
•$6.4 million of decreases in short-term borrowings and overdraft;
•$4.5 million of repayments under the 2016 Term Loan Facility; and
•$0.3 million of payments of financing costs incurred in connection with the Jefferies 2020 Refinancing Transactions.

Long-Term Debt Instruments

For additional information on the terms and conditions of Products Corporation’s various pre-existing debt instruments and financing transactions, including, without limitation, 5.75% Senior Notes Exchange Offer, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility (which was fully repaid as part of consummating the 2020 BrandCo Refinancing Transactions), 2018 Foreign Asset-Based Term Facility (which was refinanced by the 2021 Foreign Asset-Based Term Facility), 2020 Restated Line of Credit Facility and 6.25% Senior Notes Indenture, reference should be made to the Company's 2020 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of March 31, 2021. At March 31, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2021	Availability at March 31, 2021 (a)
Tranche A Revolving Credit Facility	$300.0	$150.3	$79.6	$50.7
SISO Term Loan Facility	100.0	100.0	100.0	—
2020 ABL FILO Term Loans	50.0	48.5	50.0	—
(a) Availability as of March 31, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.7 to the Amended 2016 Revolving Credit Facility of $150.3 million which includes a $1.5 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $79.6 million then drawn, and less $20.0 million of availability that is required to be maintained at all times when Products Corporation’s consolidated fixed charge coverage ratio that is in effect is greater than 1.0 to 1.0.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 6.25% Senior Notes Indentures and the 2021 Foreign Asset-Based Term Facility contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the Revlon 2020 Restructuring Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; additional debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. Risk Factors - "A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense."

The Company’s cash contributions to its pension and post-retirement benefit plans in the three months ended March 31, 2021 were $13.7 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $21 million to $24 million in the aggregate for 2021, once given effect to the provision of the American Rescue Plan signed into law by President Biden on March 11, 2021. The Company’s net cash taxes refunded in the three months ended March 31, 2021 were $1.0 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2021.

The Company’s purchases of permanent wall displays and capital expenditures in the three months ended March 31, 2021 were $5.8 million and $0.7 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $45 million to $50 million in the aggregate during 2021 and expects that capital expenditures will total approximately $20 million to $25 million in the aggregate during 2021.
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
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the Amended 2016 Revolving Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2020 Form 10-K.

If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to the COVID-19 pandemic or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the Revlon 2020 Restructuring Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 6.25% Senior Notes Indenture and/or the 2021 Foreign Asset-Based Term Facility and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company's 2020 Form 10-K.

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

Discussion of Critical Accounting Policies
For a discussion of the Company's critical accounting policies, see the Company's 2020 Form 10-K.

Recently Evaluated and/or Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as a smaller reporting company.

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Item 9A(a) above, the Revlon 2020 Restructuring Program and the COVID-19 Organizational Actions did not materially affect the Company's ICFR for the quarter ended March 31, 2021.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended March 31, 2021, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)the Company's future financial performance and/or sales growth;
(ii)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether due to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
(iii)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the Amended 2016 Revolving Credit Facility, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
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
(vi)the Company's expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2021, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements cost reductions from its cost control initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
(vii)the Company's expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under the Amended 2016 Revolving Credit Facility, and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from its cost reduction initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review;
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2020 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC
(which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to COVID-19, shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities, whether attributable to COVID-19 or otherwise; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America, whether attributable to COVID-19 or otherwise; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products, whether attributable to COVID-19 or otherwise; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels, whether attributable to COVID-19 or otherwise; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans, whether attributable to COVID-19 or otherwise; decreased sales of the Company’s existing or new products, whether attributable to COVID-19 or otherwise; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers, whether attributable to COVID-19 or otherwise; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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
(iii)unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company's business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company's manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company's inability to optimally implement its restructuring programs and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the Amended 2016 Revolving Credit Facility, and/or other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities, as well as the unavailability of funds due to potential mandatory repayment obligations under the 2021 Foreign Asset-Based Term Facility;
(iv)difficulties, delays in or less than expected results from the Company's efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company's consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions, in each case whether attributable to COVID-19 or otherwise; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, in each case whether attributable to COVID-19 or otherwise; and/or (3) difficulties or disruptions impacting the Company's ability to ensure availability of its products where consumers shop, both in-store and increasingly online, including, without limitation, difficulties with, delays in or the inability to achieve the Company’s expected results, such as due to, among other things, the Company’s business experiencing greater than anticipated disruptions due to COVID-19 related uncertainty or other related factors making it more difficult to maintain relationships with employees, business partners or governmental entities and/or other unanticipated circumstances, trends or events affecting the Company’s financial performance, including decreased consumer spending in response to the COVID-19 pandemic and related conditions and restrictions, weaker than expected economic conditions due to the COVID-19 pandemic and its related restrictions and conditions continuing for periods longer than currently estimated, or other weakness in the consumption of beauty-related products, lower than expected acceptance of the Company’s new products, adverse changes in foreign currency exchange rates, decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, the unavailability of one or more forms of additional credit in the current capital markets and/or decreased performance by third party suppliers;
(v)difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than expected additional sources of liquidity from such initiatives;
(vi)lower than expected operating revenues, cash on hand and/or funds available under the Amended 2016 Revolving Credit Facility, and/or other permissible borrowings or generated from cost reductions resulting from the implementation of cost control initiatives, and/or from selling certain assets in connection with the Company's ongoing Strategic Review; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under the Amended 2016 Revolving Credit Facility, and/or other permissible borrowings; the unavailability of funds under the 2021 Foreign Asset-Based Term Facility, such as due to reductions in the applicable borrowing base that could require certain mandatory prepayments; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of its restructuring programs and from other cost reduction initiatives, and/or from selling certain assets in connection with the Company's ongoing Strategic Review;
(viii)higher than expected operating expenses, such as higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise;
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

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the risk factors discussed in Part I, Item 1A. "Risk Factors" in the Company's 2020 Form 10-K.

Item 5. Other Information

REVLON, INC. AND SUBSIDIARIES

Exhibits

4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1
Amendment No. 7, dated as of March 8, 2021, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.61 to the Revlon 2020 Form 10-K).

*4.2
Amendment No. 8, dated as of May 7, 2021, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent.

10.	Material Contracts.
10.1
Amendment No. 2, dated as of March 10, 2021, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie (incorporated by reference to Exhibit 10.22 to the Revlon 2020 Form 10-K).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated May 10, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 10, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated May 10, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated May 10, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated May 10, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 10, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated May 10, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated May 10, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2021

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