Form 10-Q
period 2021-06-30
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2021-08-05
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of June 30, 2021:

Revlon, Inc. Class A Common Stock:	53,652,757
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on August 5, 2021 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.
2

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109.8	$97.1
Trade receivables, less allowance for doubtful accounts of $9.4 and $13.0 as of June 30, 2021 and December 31, 2020, respectively	314.3	352.3
Inventories, net	441.9	462.6
Prepaid expenses and other assets	135.2	134.4
Total current assets	1,001.2	1,046.4
Property, plant and equipment, net of accumulated depreciation of $549.1 and $528.9 as of June 30, 2021 and December 31, 2020, respectively	321.6	352.0
Deferred income taxes	23.8	25.7
Goodwill	563.3	563.7
Intangible assets, net of accumulated amortization and impairment of $312.6 and $296.8 as of June 30, 2021 and December 31, 2020, respectively	411.9	430.8
Other assets	97.0	109.1
Total assets	$2,418.8	$2,527.7

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.8	$2.5
Current portion of long-term debt	129.7	217.5
Accounts payable	197.0	203.3
Accrued expenses and other current liabilities	403.9	420.9
Total current liabilities	731.4	844.2
Long-term debt	3,299.4	3,105.0
Long-term pension and other post-retirement plan liabilities	191.5	212.4
Other long-term liabilities	216.5	228.1
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 58,508,756 and 56,742,513 shares issued as of June 30, 2021 and December 31, 2020, respectively	0.5	0.5
Additional paid-in capital	1,088.8	1,082.3
Treasury stock, at cost: 1,991,147 and 1,774,200 shares of Class A Common Stock as of June 30, 2021 and December 31, 2020, respectively	(37.6)	(35.2)
Accumulated deficit	(2,795.4)	(2,631.7)
Accumulated other comprehensive loss	(276.3)	(277.9)
Total stockholders’ deficiency	(2,020.0)	(1,862.0)
Total liabilities and stockholders’ deficiency	$2,418.8	$2,527.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$497.4	$347.6	$942.4	$800.6
Cost of sales	196.3	168.6	387.5	366.4
Gross profit	301.1	179.0	554.9	434.2
Selling, general and administrative expenses	279.4	196.3	539.9	485.7
Acquisition, integration and divestiture costs	0.6	1.2	1.2	3.3
Restructuring charges and other, net	8.4	20.7	13.8	45.5
Impairment charges	—	19.8	—	144.1
(Gain) loss on divested assets	(1.8)	(0.2)	(1.8)	0.6
Operating income (loss)	14.5	(58.8)	1.8	(245.0)
Other expenses:
Interest expense, net	61.9	60.9	120.8	109.3
Amortization of debt issuance costs	13.3	6.0	22.0	10.0
Gain on early extinguishment of debt	—	(11.9)	—	(11.9)
Foreign currency (gains) losses, net	(1.7)	2.3	1.6	18.9
Miscellaneous, net	1.5	20.6	2.7	16.5
Other expenses	75.0	77.9	147.1	142.8
Loss from operations before income taxes	(60.5)	(136.7)	(145.3)	(387.8)
Provision for (benefit from) income taxes	7.2	(9.9)	18.4	(47.1)
Net loss	$(67.7)	$(126.8)	$(163.7)	$(340.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.5)	10.3	(5.4)	5.1
Amortization of pension related costs, net of tax(a)(b)	3.5	4.0	7.0	6.5
Other comprehensive loss, net	3.0	14.3	1.6	11.6
Total comprehensive loss	$(64.7)	$(112.5)	$(162.1)	$(329.1)

Basic and Diluted (loss) earnings per common share:	$(1.25)	$(2.37)	$(3.04)	$(6.39)

Weighted average number of common shares outstanding:
Basic	54,015,794	53,471,004	53,835,622	53,319,228
Diluted	54,015,794	53,471,004	53,835,622	53,319,228
(a) Net of tax benefit of nil and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and net of tax benefit of nil and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	3.1	—	—	—	3.1
Net loss	—	—	—	(96.0)	—	(96.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	0.5	1,085.4	(37.6)	(2,727.7)	(279.3)	(1,958.7)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(67.7)	—	(67.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.0	3.0
Balance at June 30, 2021	$0.5	$1,088.8	$(37.6)	$(2,795.4)	$(276.3)	$(2,020.0)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(0.4)	—	—	(0.4)
Stock-based compensation amortization	—	2.4	—	—	—	2.4
Net loss	—	—	—	(213.9)	—	(213.9)
Other comprehensive (loss) income, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	0.5	1,074.3	(33.9)	(2,226.6)	(250.1)	(1,435.8)
Treasury stock acquired, at cost (a)	—	—	(1.3)	—	—	(1.3)
Stock-based compensation amortization	—	1.1	—	—	—	1.1
Net loss	—	—	—	(126.8)	—	(126.8)
Other comprehensive (loss) income, net (b)	—	—	—	—	14.3	14.3
Balance, June 30, 2020	$0.5	$1,075.4	$(35.2)	$(2,353.4)	$(235.8)	$(1,548.5)

(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of nil and 79,554 shares of Revlon Class A Common Stock during the three months ended June 30, 2021 and 2020, respectively, and 162,496 and 94,531 shares of Revlon Class A Common Stock during the six months ended June 30, 2021 and 2020, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of nil and $11.76 during the three months ended June 30, 2021 and 2020, respectively, and $14.95 and $13.62 during the six months ended June 30, 2021 and 2020, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately nil and $1.2 million during the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $1.6 million during the six months ended June 30, 2021 and 2020. See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.

(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2021 and 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163.7)	$(340.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65.6	73.2
Foreign currency losses from re-measurement	1.6	18.9
Amortization of debt discount	0.6	0.8
Stock-based compensation amortization	6.5	3.5
Impairment charges	—	144.1
Provision for (benefit from) deferred income taxes	3.5	(56.6)
Gain on early extinguishment of debt	—	(11.9)
Amortization of debt issuance costs	22.0	10.0
(Gain) loss on divested assets	(1.8)	0.6
Pension and other post-retirement cost	2.3	2.7
Paid-in-kind interest expense on the 2020 BrandCo Facilities	9.3	1.5
Change in assets and liabilities:
Decrease in trade receivables	36.6	126.3
Decrease (increase) in inventories	14.4	(70.6)
Increase in prepaid expenses and other current assets	(1.2)	(7.4)
Decrease in accounts payable	(0.1)	(13.3)
Decrease in accrued expenses and other current liabilities	(21.5)	(23.5)
Decrease in deferred revenue	(2.8)	—
Pension and other post-retirement plan contributions	(17.2)	(5.5)
Purchases of permanent displays	(8.9)	(12.7)
Other, net	15.5	(3.6)
Net cash used in operating activities	(39.3)	(164.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.9)	(2.7)
Proceeds from the sale of certain assets	2.1	—
Net cash used in investing activities	(0.8)	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(6.7)	(7.0)
Borrowings on term loans	305.0	880.0
Repayments on term loans (a)	(176.1)	(337.9)
Net (repayments) borrowings under the revolving credit facilities	(36.8)	(22.9)
Payment of financing costs	(15.8)	(101.2)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(1.6)
Other financing activities	(0.2)	(1.0)
Net cash provided by financing activities	67.0	408.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(2.1)
Net decrease in cash, cash equivalents and restricted cash	25.9	239.4
Cash, cash equivalents and restricted cash at beginning of period (b)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (b)	$128.4	$343.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$117.6	$105.9
Income taxes, net of refunds	6.6	8.0
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$—	$809.8
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	—	29.1
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	9.3	—

(a) Repayments on term loans for the six months ended June 30, 2020 includes the repayment of the 2019 Term Loan Facility, repayment under the 2018 Foreign Asset-Based Term Loan and repayments under the 2016 Term Loan Facility of $200.0 million, $31.4 million and $6.9 million, respectively, as well as repurchases of the 5.75% Senior Notes of $99.6 million. During 2020, the Company used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel a portion of its 5.75% Senior Notes. See Note 8, "Debt" in the Company's 2020 Form 10-K for additional information.

(b)These amounts include restricted cash of $18.6 million and $5.4 million as of June 30, 2021 and 2020, respectively. The balance as of June 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of June 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109.8	$97.1
Trade receivables, less allowance for doubtful accounts of $9.4 and $13.0 as of June 30, 2021 and December 31, 2020, respectively	314.3	352.3
Inventories, net	441.9	462.6
Prepaid expenses and other assets	131.1	130.5
Receivable from Revlon, Inc.	175.1	170.0
Total current assets	1,172.2	1,212.5
Property, plant and equipment, net of accumulated depreciation of $549.1 and $528.9 as of June 30, 2021 and December 31, 2020, respectively	321.6	352.0
Deferred income taxes	32.6	34.1
Goodwill	563.3	563.7
Intangible assets, net of accumulated amortization and impairment of $312.6 and $296.8 as of June 30, 2021 and December 31, 2020, respectively	411.9	430.8
Other assets	97.0	109.1
Total assets	$2,598.6	$2,702.2
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.8	$2.5
Current portion of long-term debt	129.7	217.5
Accounts payable	197.0	203.3
Accrued expenses and other current liabilities	415.7	423.2
Total current liabilities	743.2	846.5
Long-term debt	3,299.4	3,105.0
Long-term pension and other post-retirement plan liabilities	191.5	212.4
Other long-term liabilities	220.4	241.3
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,013.4	1,006.9
Accumulated deficit	(2,647.6)	(2,486.6)
Accumulated other comprehensive loss	(276.3)	(277.9)
Total stockholder's deficiency	(1,855.9)	(1,703.0)
Total liabilities and stockholder's deficiency	$2,598.6	$2,702.2

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,
	2021	2020	2021	2020

Net sales	$497.4	$347.6	$942.4	$800.6
Cost of sales	196.3	168.6	387.5	366.4
Gross profit	301.1	179.0	554.9	434.2
Selling, general and administrative expenses	277.7	194.4	537.2	481.8
Acquisition, integration and divestiture costs	0.6	1.2	1.2	3.3
Restructuring charges and other, net	8.4	20.7	13.8	45.5
Impairment charges	—	19.8	—	144.1
(Gain) loss on divested assets	(1.8)	(0.2)	(1.8)	0.6
Operating loss	16.2	(56.9)	4.5	(241.1)
Other expenses:
Interest expense, net	61.9	60.9	120.8	109.3
Amortization of debt issuance costs	13.3	6.0	22.0	10.0
Gain on early extinguishment of debt	—	(11.9)	—	(11.9)
Foreign currency (gains) losses, net	(1.7)	2.3	1.6	18.9
Miscellaneous, net	1.5	20.6	2.7	16.5
Other expenses	75.0	77.9	147.1	142.8
Loss from operations before income taxes	(58.8)	(134.8)	(142.6)	(383.9)
Provision for (benefit from) from income taxes	7.3	(9.6)	18.4	(46.5)
Net loss	$(66.1)	$(125.2)	$(161.0)	$(337.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.5)	10.3	(5.4)	5.1
Amortization of pension related costs, net of tax(a)(b)	3.5	4.0	7.0	6.5
Other comprehensive loss, net	3.0	14.3	1.6	11.6
Total comprehensive loss	$(63.1)	$(110.9)	$(159.4)	$(325.8)

(a)Net of tax benefit of nil and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and net of tax benefit of nil and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	3.1	—	—	3.1
Net loss	—	—	(94.9)	—	(94.9)
Other comprehensive (loss) income, net (a)	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	54.6	1,010.0	(2,581.5)	(279.3)	(1,796.2)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(66.1)	—	(66.1)
Other comprehensive (loss) income, net (a)	—	—	—	3.0	3.0
Balance, June 30, 2021	$54.6	$1,013.4	$(2,647.6)	$(276.3)	$(1,855.9)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	2.4	—	—	2.4
Net loss	—	—	(212.2)	—	(212.2)
Other comprehensive (loss) income, net (a)	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	54.6	998.9	(2,105.3)	(250.1)	(1,301.9)
Stock-based compensation amortization	—	1.1	—	—	1.1
Net loss	—	—	(125.2)	—	(125.2)
Other comprehensive (loss) income, net (a)	—	—	—	14.3	14.3
Balance, June 30, 2020	$54.6	$1,000.0	$(2,230.5)	$(235.8)	$(1,411.7)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2021 and 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161.0)	$(337.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65.6	73.2
Foreign currency losses from re-measurement	1.6	18.9
Amortization of debt discount	0.6	0.8
Stock-based compensation amortization	6.5	3.5
Impairment charges	—	144.1
Benefit from deferred income taxes	4.0	(55.7)
Gain on early extinguishment of debt	—	(11.9)
Amortization of debt issuance costs	22.0	10.0
(Gain) loss on divested assets	(1.8)	0.6
Pension and other post-retirement cost	2.3	2.7
Paid-in-kind interest expense on the 2020 BrandCo Facilities	9.3	1.5
Change in assets and liabilities:
Decrease in trade receivables	36.6	126.3
Decrease (increase) in inventories	14.4	(70.6)
Increase in prepaid expenses and other current assets	(6.3)	(13.0)
Decrease in accounts payable	(0.1)	(13.3)
Decrease in accrued expenses and other current liabilities	(21.5)	(22.1)
Decrease in deferred revenue	(2.8)	—
Pension and other post-retirement plan contributions	(17.2)	(5.5)
Purchases of permanent displays	(8.9)	(12.7)
Other, net	17.4	(3.6)
Net cash used in operating activities	(39.3)	(164.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.9)	(2.7)
Proceeds from the sale of certain assets	2.1	—
Net cash used in investing activities	(0.8)	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(6.7)	(7.0)
Borrowings on term loans	305.0	880.0
Repayments on term loans (a)	(176.1)	(337.9)
Net (repayments) borrowings under the revolving credit facilities	(36.8)	(22.9)
Payment of financing costs	(15.8)	(101.2)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(1.6)
Other financing activities	(0.2)	(1.0)
Net cash provided by financing activities	67.0	408.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(2.1)
Net decrease in cash, cash equivalents and restricted cash	25.9	239.4
Cash, cash equivalents and restricted cash at beginning of period (b)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (b)	$128.4	$343.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$117.6	$105.9
Income taxes, net of refunds	6.6	8.0
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$—	809.8
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	—	29.1
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	9.3	—

(a) Repayments on term loans for the six months ended June 30, 2020 includes the repayment of the 2019 Term Loan Facility, repayment under the 2018 Foreign Asset-Based Term Loan and repayments under the 2016 Term Loan Facility of $200.0 million, $31.4 million and $6.9 million, respectively, as well as repurchases of the 5.75% Senior Notes of $99.6 million. During 2020, the Company used a portion of the proceeds from the 2020 BrandCo

Facility to repurchase and subsequently cancel a portion of its 5.75% Senior Notes. See Note 8, "Debt" in the Company's 2020 Form 10-K for additional information.
(b) These amounts include restricted cash of $18.6 million and $5.4 million as of June 30, 2021 and 2020, respectively. The balance as of June 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of June 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020, respectively.

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
Liquidity and Ability to Continue as a Going Concern
The ongoing COVID-19 pandemic has continued to adversely impact the Company’s business in 2021. The COVID-19 pandemic’s adverse impact has resulted in significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse conditions have resulted in the general slowdown of the global economy, in turn contributing to declines in net sales within some of the Company’s reporting segments and regions. However, as COVID-19 restrictions are lifted, the Company is seeing a resumption in consumer spending and consumption. The Company continues to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At June 30, 2021, the Company had a liquidity position of $153.1 million, consisting of: (i) $109.8 million of unrestricted cash and cash equivalents (with approximately $97.3 million held outside the U.S.); (ii) $53.5 million in available borrowing capacity under the Amendment No.8 to the Amended 2016 Revolving Credit Facility (which had $282.1 million drawn at such date); and less (iii) approximately $10.2 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed in the first half of 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.
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

2. RESTRUCTURING CHARGES

Revlon Global Growth Accelerator Program

On May 10, 2021, the Company announced that it was expanding the existing Revlon 2020 Restructuring Program through 2023. The Company renamed the revised program the Revlon Global Growth Accelerator (“RGGA”). RGGA includes a reinvestment strategy to strengthen our brands and drive long-term profitable margin and revenue growth through realized incremental productivity initiatives and enhanced capabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The major initiatives underlying RGGA include:
•Strategic Growth: Boost organic sales growth behind our strategic pillars – brands, markets, and channels – to deliver an approximate mid-single digit compound average annual growth rate through 2023;
•Operating Efficiencies: Drive additional operational efficiencies and cost savings to fuel investments in revenue growth; and
•Build Capabilities: Enhance capabilities and up-skill employees in order to evolve our culture to promote agility and deliver transformational change.

Since inception and through June 30, 2021, the Company recorded pre-tax restructuring and related charges of $86.0 million in connection with RGGA, consisting primarily of (i) $64.3 million of employee severance, other personnel benefits and other costs; and (ii) $21.7 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

A summary of the RGGA charges incurred since its inception in March 2020 and through June 30, 2021 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2020	$48.6	$1.9	$50.5	$12.6	$5.7	$68.8
Charges incurred during the six months ended June 30, 2021	3.0	10.8	13.8	2.6	0.8	17.2
Cumulative charges incurred through June 30, 2021	$51.6	$12.7	$64.3	$15.2	$6.5	$86.0
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through June 30, 2021 by reportable segment is presented in the following table:

	Charges incurred in the six months ended June 30, 2021	Cumulative charges incurred through June 30, 2021
Revlon	$3.9	$24.6
Elizabeth Arden	5.1	14.5
Portfolio	2.3	15.9
Fragrances	2.5	9.3
Total	$13.8	$64.3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

				Utilized, Net
	Liability Balance at January 1, 2021	Expense, Net	Foreign Currency Translation	Cash	Non-cash	Liability Balance at June 30, 2021
RGGA:
Employee severance and other personnel benefits	$12.6	$3.0	$—	$(11.0)	$—	$4.6
Other	—	10.8	—	(10.8)	—	—
Total RGGA	12.6	13.8	—	(21.8)	—	4.6

Other immaterial actions:
Employee severance and other personnel benefits	1.2	—	—	(0.3)	—	0.9
Other	—	—	—	—	—	—
Total other immaterial actions	1.2	—	—	(0.3)	—	0.9
Total restructuring reserve	$13.8	$13.8	$—	$(22.1)	$—	$5.5
All of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	June 30,	December 31,
	2021	2020
Finished goods	315.8	$356.7
Raw materials and supplies	103.9	97.1
Work-in-process	22.2	8.8
	$441.9	$462.6

4. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	June 30,	December 31,
	2021	2020
Land and improvements	$11.1	$11.4
Building and improvements	45.8	48.3
Machinery and equipment	90.7	98.7
Office furniture, fixtures and capitalized software	68.3	76.2
Leasehold improvements	19.6	21.3
Construction-in-progress	5.4	9.1
Right-of-Use assets	80.7	87.0
Property, plant and equipment and Right-of-Use assets, net	$321.6	$352.0

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the three months ended June 30, 2021 and June 30, 2020 was $17.1 million and $23.9 million, respectively. Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the six months ended June 30, 2021 and June 30, 2020 was $34.2 million and $40.9 million, respectively. Accumulated depreciation and amortization was $549.1 million and $528.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, the Company assessed that no indicators of impairment existed requiring the performance of a goodwill interim impairment analysis. No goodwill impairment charges were recorded during the three and six months ended June 30, 2021.

The following table presents the changes in goodwill by segment for the six months ended June 30, 2021:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2021	$265.4	$87.9	$89.5	$120.9	$563.7
Foreign currency translation adjustment	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)
Balance at June 30, 2021	$265.3	$87.8	$89.4	$120.8	$563.3

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020.

For the three and six months ended June 30, 2020, the Company recorded goodwill impairment charges of $11.2 million and $111.0 million, respectively.

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
As of June 30, 2021, the Company assessed that no indicators of impairment existed requiring the performance of a finite-lived intangibles interim impairment analysis.
As a result, no impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets for the three and six months ended June 30, 2021 and 2020, respectively.
Indefinite-Lived Intangibles
As of June 30, 2021, the Company assessed that no indicators of impairment existed requiring the performance of an indefinite-lived intangibles interim impairment analysis. No intangibles impairment charges were recorded during the three and six months ended June 30, 2021.
For the three and six months ended June 30, 2020, the Company recorded indefinite-lived intangible assets impairment charges of $8.6 million and $33.1 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present details of the Company's total intangible assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.0	$(136.2)	$—	$135.8	12
Customer relationships	249.4	(117.2)	—	132.2	10
Patents and internally-developed intellectual property	23.6	(16.5)	—	7.1	5
Distribution rights	31.0	(8.3)	—	22.7	13
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$577.3	$(279.5)	$—	$297.8

Indefinite-lived intangible assets:
Trade names	$147.2	N/A	$(33.1)	$114.1
Total indefinite-lived intangible assets	$147.2	N/A	$(33.1)	$114.1

Total intangible assets	$724.5	$(279.5)	$(33.1)	$411.9

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.8	$(128.6)	$—	$144.2	12
Customer relationships	249.9	(110.7)	—	139.2	11
Patents and internally-developed intellectual property	23.6	(15.6)	—	8.0	5
Distribution rights	31.0	(7.5)	—	23.5	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$578.6	$(263.7)	$—	$314.9

Indefinite-lived intangible assets:
Trade names	$149.0	N/A	$(33.1)	$115.9
Total indefinite-lived intangible assets	$149.0	N/A	$(33.1)	$115.9

Total intangible assets	$727.6	$(263.7)	$(33.1)	$430.8

Amortization expense for finite-lived intangible assets was $8.6 million and $8.2 million for the three months ended June 30, 2021 and 2020, respectively, and $17.0 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of June 30, 2021:

Estimated Amortization Expense
2021	$16.6
2022	32.6
2023	30.9
2024	27.6
2025	26.4
Thereafter	163.7
Total	$297.8

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Sales returns and allowances	$68.6	$95.5
Advertising, marketing and promotional costs	102.0	96.3
Taxes (a)	49.2	41.8
Compensation and related benefits	49.1	50.1
Interest	30.9	29.6
Professional services and insurance	18.9	18.6
Short-term lease liability	15.7	16.6
Freight and distribution costs	14.7	9.5
Restructuring reserve	5.5	13.8
Software	3.2	3.1
Other	46.1	46.0
Total	$403.9	$420.9
(a) Accrued Taxes for Products Corporation as of June 30, 2021 and December 31, 2020 were $61.0 million and $44.8 million,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	June 30,	December 31,
	2021	2020
Amended 2016 Revolving Credit Facility (Tranche A) due 2024	$100.4	$136.7
SISO Term Loan Facility due 2024	125.4	—
2021 Foreign Asset-Based Term Facility due 2024	70.1	—
2020 ABL FILO Term Loans due 2023	50.0	50.0
2020 Troubled-debt-restructuring: future interest	49.8	57.8
2020 BrandCo Term Loan Facility due 2025	1,736.3	1,719.8
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	870.6	874.8
2018 Foreign Asset-Based Term Facility due 2021	—	57.7
6.25% Senior Notes due 2024	426.2	425.4
Spanish Government Loan due 2025	0.3	0.3
Debt	$3,429.1	$3,322.5
Less current portion	(129.7)	(217.5)
Long-term debt	$3,299.4	$3,105.0

Short-term borrowings (*)	$0.8	$2.5
(*)The weighted average interest rate on these short-term borrowings outstanding at June 30, 2021 and December 31, 2020 was 11.4% and 11.7%, respectively.

Amendment No. 8 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") is extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the Company’s term loan facility due September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility are reduced from $300 million to $270 million and under the SISO Facility are upsized from $100 million to $130 million, (iii) the financial covenant is changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement are increased, and (v) the perpetual cash dominion requirement is replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

On May 7, 2021, the Company also entered into a successor agent appointment and agency transfer agreement pursuant to which MidCap Funding IV Trust ("MidCap") succeeded Citibank, N.A. as the collateral agent and administrative agent for the Amended 2016 Revolving Credit Agreement. Products Corporation has paid certain customary fees to MidCap and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 8.

Amendment No. 8 included an extinguishment, as defined by ASC 470, Debt, with the prior lenders under the Company's Tranche A Revolving Credit facility and the substitution of such lenders under the revolving credit facility with a new lender, MidCap, with which the Company had no prior loans outstanding. In connection with this transaction:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•Fees of $0.8 million paid to the old lenders that were extinguished under the Tranche A Revolving Credit facility were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021;
•Deferred financing costs associated with the extinguished, old lenders prior to the effective date of Amendment No. 8, amounting to approximately $4.7 million, were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021; and
•Fees of approximately $2.1 million paid to the new lender and third parties were recorded as deferred financing costs and are amortized in accordance with the straight-line method over the revised term of Tranche A through May 7, 2024.

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which is no longer involved with the SISO facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized to interest expense (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021.

Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility
On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement was extended from September 7, 2021 to June 8, 2023; (ii) the commitments under the “Tranche A” revolving facility were reduced from $400 million to $300 million; and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Facility”) was established and Products Corporation borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Facility are substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Facility accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 increased the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation paid certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.

Amendment No. 7 represented an exchange of an existing revolving credit agreement with a new revolving credit agreement with the same lenders as defined by ASC 470, Debt, under the revolving credit facility. All pre-existing unamortized deferred financing costs associated with the old revolving credit agreement of approximately $0.8 million were added to the newly incurred deferred financing costs of approximately $4.2 million and their total of approximately $5.1 million started to be amortized in accordance with the straight-line method over the term of Tranche A through June 8, 2023. Additionally, approximately $4.3 million of new deferred financing costs were incurred in connection with the SISO Facility with the new lenders, which are amortized in accordance with the effective interest method over the term of the facility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

2021 Foreign Asset-Based Term Facility
On March 2, 2021 (the “2021 ABTL Closing Date”), Revlon Finance LLC (the “ABTL Borrower”), a wholly owned indirect subsidiary of Products Corporation, certain foreign subsidiaries of Products Corporation party thereto as guarantors, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (the “ABTL Agent”), entered into an Asset-Based Term Loan Credit Agreement (the “2021 Foreign Asset-Based Term Agreement”, and the term loan facility thereunder, the “2021 Foreign Asset-Based Term Facility”).

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

As a result of the ABTL Refinancing and the closing of the 2021 Foreign Asset-Based Term Facility without the participation of MacAndrews & Forbes as a lender, MacAndrews & Forbes’ commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated on the ABTL Closing Date in accordance with its terms.

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately nil and $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Unaudited Consolidated Balance Sheet as of June 30, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized to interest expense in accordance with the effective interest method over the term of the facility.

2020 Troubled Debt Restructuring

As a result of the 5.75% Senior Notes Exchange Offer, and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the three and six months ended June 30, 2021, the Company recorded $4.3 million and $7.9 million, respectively, of amortization of such future interest as an offset within "Interest expense, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of June 30, 2021. At June 30, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2021	Availability at June 30, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$155.6	$102.1	$53.5
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	44.3	$50.0	$—
(a) Availability as of June 30, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.8 to the Amended 2016 Revolving Credit Facility of $155.6 million (which includes a $5.7 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $102.1 million then drawn.

The Company’s foreign subsidiaries held $97.3 million out of the Company's total $109.8 million in cash and cash equivalents as of June 30, 2021. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both June 30, 2021 and December 31, 2020, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of June 30, 2021, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	June 30, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,649.7	$—	$2,649.7	$3,429.1

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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.4 million and $7.8 million (including amounts available under credit agreements in effect at that time) were maintained as of June 30, 2021 and December 31, 2020, respectively. Included in these amounts are approximately $5.9 million and $5.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended June 30, 2021 and 2020, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$0.4	$0.4	$—	$—
Interest cost	2.3	3.7	0.1	0.1
Expected return on plan assets	(5.0)	(5.6)	$—	—
Amortization of actuarial loss	3.2	2.9	0.1	0.1
Total net periodic benefit costs prior to allocation	$0.9	$1.4	$0.2	$0.2
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$0.8	$1.3	$0.2	$0.2

In the three months ended June 30, 2021, the Company recognized net periodic benefit cost of $1.0 million, compared to net periodic benefit cost of $1.5 million in the three months ended June 30, 2020, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the six months ended June 30, 2021 and 2020, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$0.7	$0.8	$—	$—
Interest cost	4.6	7.4	0.1	0.2
Expected return on plan assets	(9.9)	(11.4)	—	—
Amortization of actuarial loss	6.6	5.6	0.3	0.2
Total net periodic benefit costs prior to allocation	$2.0	$2.4	$0.4	$0.4
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$1.9	$2.3	$0.4	$0.4

In the six months ended June 30, 2021, the Company recognized net periodic benefit cost of $2.3 million, compared to net periodic benefit cost of $2.7 million in the six months ended June 30, 2020, primarily due to lower interest costs partially offset by lower expected return on plan assets and higher amortization of actuarial loss.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net periodic benefit costs:
Selling, general and administrative expense	$0.3	$0.4	$0.7	$0.8
Miscellaneous, net	0.7	1.1	1.6	1.9
Total net periodic benefit costs	$1.0	$1.5	$2.3	$2.7
The Company expects that it will have net periodic benefit cost of approximately $5 million for its pension and other post-retirement benefit plans for all of 2021, compared with net periodic benefit cost of $4.0 million in 2020.

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended June 30, 2021, $3.3 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the six months ended June 30, 2021, $16.8 million and $0.4 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During 2021, the Company expects to contribute approximately $21 million to $24 million in the aggregate to its pension and other post-retirement benefit plans once given effect to the provision of the American Rescue Plan signed into law by President Biden on March 11, 2021. The American Rescue Plan includes pension funding relief for both single employer and multiemployer plans. The single employer provisions provide for higher interest rates and a longer shortfall amortization period to be used for funding valuation and benefit restriction purposes. By default, the interest rate changes will take effect for the 2020 plan year (for both minimum contribution and benefit restriction purposes) and the change in the shortfall amortization period will take effect for the 2022 plan year. However, plan sponsors can elect to defer the interest rate changes to as late as 2022 or accelerate the change in shortfall amortization period to as early as 2019. As a result, each plan sponsor will need to assess the optimal effective date(s) for the relief and make any appropriate elections.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

As a result of the CARES Act passed by the U.S. Congress in March 2020 to address the economic environment resulting from COVID-19, and in accordance with the Limited Relief for Pension Funding and Retirement Plan Distributions provision of such act, the Company deferred to 2021 approximately $11.8 million of contributions that were otherwise scheduled to be paid to its two qualified pension plans at different earlier dates during 2020. The deferral was in effect only for 2020 and under the CARES relief provisions the Company was required to pay the contributions by no later than January 4, 2021, including interest at the plans’ 2020 effective interest rate from the original due date to the actual payment date. The Company paid the contributions by the due date.

11. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 3, 2021 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2030. As a result, an aggregate of 8,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.6 million shares available for grant as of June 30, 2021.

2019 Transaction Incentive Program

As of June 30, 2021, a total of 126,275 time-based RSUs under Tier 1 of the Revlon 2019 Transaction Incentive Program (the "2019 TIP") had been granted and are outstanding under the Stock Plan.

The 2019 TIP also provided for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such RSUs and cash-based awards are eligible for vesting following a termination without cause or due to death or disability or if not assumed upon a change in control (the “Special Vesting Rules”). Since inception and through June 30, 2021, the Company granted $1.5 million cash-based awards, net of forfeitures, under Tier 1, which are being amortized over the period from the grant dates to December 31, 2021. The total amount amortized for this Tier 1 cash-based awards since the program's inception and through June 30, 2021 is approximately $4.1 million, of which $0.4 million and $1.0 million were recorded during the three and six months ended June 30, 2021, respectively. The amortization of such awards is recorded within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Long-Term Incentive Program.
During the first quarter of 2021, the Company granted approximately 1.5 million time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. During the second quarter of 2021, the Company granted approximately 35,000 time-based RSU awards under the 2021 LTIP RSUs. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.
During the first quarter of 2020, the Company granted approximately 1.3 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs") to certain employees. During the second quarter of 2020, there were no grants of 2020 LTIP RSUs.
During the second quarter of 2021, the Company granted approximately 78,000 TIP awards with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates.

Time-Based LTIP and TIP RSUs
The Company recognized $3.3 million and $5.6 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had $18.1 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $0.1 million and $0.5 million of net compensation expense related to the performance-based LTIP RSUs for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had $12.1 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of June 30, 2021 and since the time these provisions became effective in September 2019, 56,876 LTIP RSUs and 47,388 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, for the six months ended June 30, 2021 and under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. Approximately $0.2 million in accelerated amortization were recorded in connection with the cash portion of the 2019 TIP Tier 1 awards during each of the three and six months ended June 30, 2021. See the roll-forward table in the following sections of this Note 11 for activity related to the six months ended June 30, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the six months ended June 30, 2021, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2020
2019 TIP RSUs (a)	58.8	$15.95	n/a	$—
LTIP RSUs:
2020	496.5	14.96	462.9	14.96
2019	169.3	22.55	255.3	22.55
2018	66.4	19.40	215.9	19.42
Total LTIP RSUs	732.2		934.1
Total LTIP and TIP RSUs Outstanding as of December 31, 2020	791.0		934.1
Granted
2019 TIP RSUs Granted	80.1	13.11	n/a	—
LTIP RSUs:
2021	1,543.9	10.73	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
Total LTIP RSUs Granted	1,543.9		—
Vested
2019 TIP RSUs Vested (b)	(7.3)	15.75	—	—
LTIP RSUs:
2020 (b)	(182.7)	14.96	—	—
2019 (b)	(90.5)	22.55	—	—
2018)(b)	(65.9)	19.42	(38.5)	19.44
Total LTIP RSUs Vested	(339.1)		(38.5)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(5.3)	15.67	n/a	—
LTIP RSUs:
2021	(17.5)	10.59	—	—
2020	(38.4)	14.96	(53.8)	14.96
2019	(5.7)	22.55	(34.4)	22.55
2018	(0.5)	16.80	(177.4)	19.42
Total LTIP RSUs Forfeited/Canceled	(62.1)		(265.6)
Outstanding as of June 30, 2021
2019 TIP RSUs	126.3	14.07	n/a	—
LTIP RSUs:
2021	1,526.4	10.73	—	—
2020	275.4	14.96	409.1	14.96
2019	73.1	22.55	220.9	22.55
2018	—	—	—	—
Total LTIP RSUs	1,874.9		630.0
Total LTIP and TIP RSUs Outstanding as of June 30, 2021	2,001.2		630.0
((a) The 2019 TIP provides for RSU awards that are only time-based.
(b) Includes acceleration of vesting upon involuntary terminations for the three and six months ended June 30, 2021 of 6,283 and 7,234 RSUs, respectively, under the 2019 and 2018 LTIPs as well as 5,475 and 6,185 RSUs, respectively, under the 2019 TIP Tier I awards.

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
The Company recorded a provision for income taxes of $7.2 million (Products Corporation - provision for income taxes of $7.3 million) for the three months ended June 30, 2021 and a benefit from income taxes of $9.9 million (Products Corporation - benefit from income taxes $9.6 million) for the three months ended June 30, 2020, respectively. The $17.1 million increase (Products Corporation $16.9 million in the provision for income taxes in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.
The Company recorded a provision for income taxes of $18.4 million (Products Corporation - provision for income taxes of $18.4 million) for the six months ended June 30, 2021 and a benefit from income taxes of $47.1 million (Products Corporation - benefit from income taxes of $46.5 million) for the six months ended June 30, 2020, respectively. The $65.5 million increase (Products Corporation - $64.9 million) in the provision for income taxes in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.
For the three and six month periods ended June 30, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would have not been reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company's effective tax rate for the three and six month periods ended June 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.
The Company's effective tax rate for the three and six month periods ended June 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, the deferral of employer social security tax payments, acceleration of alternative minimum tax credit refunds and the increase of the net interest deduction limitation from 30% to 50%. The Company adopted the net interest deduction limitation of 50% for the taxable period ending December 31, 2020 as outlined in the CARES Act.
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
For further information, see Note 13, "Income Taxes," to the Consolidated Financial Statements in the Company's 2020 Form 10-K and Item 1A. “Risk Factors - Uncertainties in the interpretation and application of the income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows” in the Company's 2020 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of June 30, 2021 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(17.1)	$(260.5)	$(0.3)	$(277.9)
Foreign currency translation adjustment, net of tax	(5.4)	—	—	(5.4)
Amortization of pension related costs, net of tax (a)	—	7.0	—	7.0
Other comprehensive (loss) gain	$(5.4)	$7.0	$—	$1.6
Balance at June 30, 2021	$(22.5)	$(253.5)	$(0.3)	$(276.3)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.

For the six months ended June 30, 2021 and 2020, the Company did not have any activity related to derivative instruments.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Revlon, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Net Sales:
Revlon	$186.8	$135.0	$348.8	$316.8
Elizabeth Arden	124.7	80.9	236.9	176.1
Portfolio	98.7	88.5	194.7	198.5
Fragrances	87.2	43.2	162.0	109.2
Total	$497.4	$347.6	$942.4	$800.6

Segment Profit:
Revlon	$21.2	$12.3	$29.2	$27.9
Elizabeth Arden	11.6	10.8	20.8	15.0
Portfolio	11.1	14.5	24.2	21.7
Fragrances	20.0	7.8	27.9	9.2
Total	$63.9	$45.4	$102.1	$73.8

Reconciliation:
Total Segment Profit	$63.9	$45.4	$102.1	$73.8
Less:
Depreciation and amortization	32.3	36.4	65.6	73.2
Non-cash stock compensation expense	3.4	1.1	6.5	3.5
Non-Operating items:
Restructuring and related charges	9.9	22.3	17.2	56.7
Acquisition, integration and divestiture costs	0.6	1.2	1.2	3.3
(Gain) loss on divested assets	(1.8)	(0.2)	(1.8)	0.6
Financial control remediation and sustainability actions and related charges	0.2	5.7	0.4	7.8
Excessive coupon redemptions	—	—	—	4.2
COVID-19 charges	—	17.9	6.2	25.4
Capital structure and related charges	4.8	—	5.0	—
Impairment charges	—	19.8	—	144.1
Operating income (loss)	14.5	(58.8)	1.8	(245.0)
Less:
Interest Expense	61.9	60.9	120.8	109.3
Amortization of debt issuance costs	13.3	6.0	22.0	10.0
Gain on early extinguishment of debt	—	(11.9)	—	(11.9)
Foreign currency (gains) losses, net	(1.7)	2.3	1.6	18.9
Miscellaneous, net	1.5	20.6	2.7	16.5
Loss from operations before income taxes	$(60.5)	$(136.7)	$(145.3)	$(387.8)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Net Sales:
Revlon	$186.8	$135.0	$348.8	$316.8
Elizabeth Arden	124.7	80.9	236.9	176.1
Portfolio	98.7	88.5	194.7	198.5
Fragrances	87.2	43.2	162.0	109.2
Total	$497.4	$347.6	$942.4	$800.6

Segment Profit:
Revlon	$21.8	$13.0	$30.2	$29.4
Elizabeth Arden	11.9	11.3	21.4	15.9
Portfolio	11.6	15.0	24.8	22.7
Fragrances	20.3	8.0	28.4	9.7
Total	$65.6	$47.3	$104.8	$77.7

Reconciliation:
Total Segment Profit	$65.6	$47.3	$104.8	$77.7
Less:
Depreciation and amortization	32.3	36.4	65.6	73.2
Non-cash stock compensation expense	3.4	1.1	6.5	3.5
Non-Operating items:
Restructuring and related charges	9.9	22.3	17.2	56.7
Acquisition, integration and divestiture costs	0.6	1.2	1.2	3.3
(Gain) loss on divested assets	(1.8)	(0.2)	(1.8)	0.6
Financial control remediation and sustainability actions and related charges	0.2	5.7	0.4	7.8
Excessive coupon redemptions	—	—	—	4.2
COVID-19 charges	—	17.9	6.2	25.4
Capital structure and related charges	4.8	—	5.0	—
Impairment charge	—	19.8	—	144.1
Operating income (loss)	16.2	(56.9)	4.5	(241.1)
Less:
Interest Expense	61.9	60.9	120.8	109.3
Amortization of debt issuance costs	13.3	6.0	22.0	10.0
Gain on early extinguishment of debt	—	(11.9)	—	(11.9)
Foreign currency (gains) losses, net	(1.7)	2.3	1.6	18.9
Miscellaneous, net	1.5	20.6	2.7	16.5
Loss from operations before income taxes	$(58.8)	$(134.8)	$(142.6)	$(383.9)

As of June 30, 2021, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$99.5	$20.2	$63.2	$61.0	$243.9	$182.5	$48.6	$126.7	$112.3	$470.1
EMEA*	44.0	29.5	27.0	17.9	118.4	81.6	55.5	51.9	33.5	222.5
Asia	11.6	68.2	1.2	3.9	84.9	22.6	119.8	1.9	6.9	151.2
Latin America*	15.1	2.0	4.3	2.2	23.6	26.5	3.3	7.4	4.5	41.7
Pacific*	16.6	4.8	3.0	2.2	26.6	35.6	9.7	6.8	4.8	56.9
	$186.8	$124.7	$98.7	$87.2	$497.4	$348.8	$236.9	$194.7	$162.0	$942.4

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$80.1	$15.0	$52.1	$29.7	$176.9	179.2	36.4	122.9	71.9	$410.4
EMEA*	26.5	13.7	30.2	9.3	79.7	63.8	39.6	60.8	25.6	189.8
Asia	6.8	49.1	0.7	2.0	58.6	21.5	92.2	1.2	5.4	120.3
Latin America*	10.0	0.2	3.4	0.3	13.9	24.0	1.0	8.3	1.1	34.4
Pacific*	11.6	2.9	2.1	1.9	18.5	28.3	6.9	5.3	5.2	45.7
	$135.0	$80.9	$88.5	$43.2	$347.6	$316.8	$176.1	$198.5	$109.2	$800.6
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Classes of similar products:
Net sales:
Color cosmetics	$130.3	26%	$70.6	20%	$243.7	26%	$200.6	25%
Fragrance	127.9	26%	64.0	18%	235.3	25%	158.9	20%
Hair care	117.7	24%	105.4	30%	227.4	24%	222.1	28%
Beauty care	41.4	8%	45.4	13%	79.2	8%	91.5	11%
Skin care	80.1	16%	62.2	19%	156.8	17%	127.5	16%
	$497.4		$347.6		$942.4		$800.6

The following table presents the Company's long-lived assets by geographic area:

	June 30, 2021		December 31, 2020
Long-lived assets, net:
United States	$1,152.5	83%	$1,194.9	82%
International	241.3	17%	260.7	18%
	$1,393.8		$1,455.6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(67.7)	$(126.8)	$(163.7)	$(340.7)
Denominator:
Weighted-average common shares outstanding – Basic	54,015,794	53,471,004	53,835,622	53,319,228
Effect of dilutive restricted stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	54,015,794	53,471,004	53,835,622	53,319,228
Basic and Diluted (loss) earnings per common share:
Net loss per common share	$(1.25)	$(2.37)	$(3.04)	$(6.39)

Unvested restricted stock and RSUs under the Stock Plan(a)	667,978	—	504,499	56,058
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, during 2020, the Company made a payment of approximately $5.3 million to MacAndrews & Forbes under the Reimbursement Agreements. The Company expects to make a further payment of approximately $1.4 million in the second half of 2021 in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the six months ended June 30, 2021 and 2020 was approximately $0.1 million and $0.3 million income, respectively. As of both June 30, 2021 and December 31, 2020, a receivable balance of $0.1 million from MacAndrews & Forbes was included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

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

As of June 30, 2021, MacAndrews & Forbes beneficially owned approximately 86.2% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Products Corporation's Board of Directors.

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

During the six months ended June 30, 2021 and 2020, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $5.6 million and $14.2 million of coupon redemptions for the Company's retail customers for the six months ended June 30, 2021 and 2020, respectively, for which the Company incurred fees of approximately $0.2 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.3 million as of both June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, payable balances of $0.2 million and approximately $0.6 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

18. PRODUCTS CORPORATION AND SUBSIDIARIES GUARANTOR FINANCIAL INFORMATION

Products Corporation's 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries (the "Guarantors Subsidiaries").

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2021 and December 31, 2020, and for each of the six months June 30, 2021 and 2020 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$12.0	$2.4	$95.4	$—	$109.8
Trade receivables, less allowances for doubtful accounts	77.0	86.6	150.7	—	314.3
Inventories, net	109.5	154.7	177.7	—	441.9
Prepaid expenses and other	212.7	27.2	66.3	—	306.2
Intercompany receivables	3,782.7	3,842.6	691.6	(8,316.9)	—
Investment in subsidiaries	1,765.0	16.6	—	(1,781.6)	—
Property, plant and equipment, net	165.8	65.7	90.1	—	321.6
Deferred income taxes	—	12.3	20.3	—	32.6
Goodwill	48.9	264.0	250.4	—	563.3
Intangible assets, net	9.5	178.9	223.5	—	411.9
Other assets	59.7	8.4	28.9	—	97.0
Total assets	$6,242.8	$4,659.4	$1,794.9	$(10,098.5)	$2,598.6
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.8	$—	$0.8
Current portion of long-term debt	129.6	—	0.1	—	129.7
Accounts payable	76.2	41.6	79.2	—	197.0
Accrued expenses and other	117.9	76.1	221.7	—	415.7
Intercompany payables	4,231.6	3,422.6	662.5	(8,316.7)	—
Long-term debt	3,226.5	—	72.9	—	3,299.4
Other long-term liabilities	314.4	101.6	(4.1)	—	411.9
Total liabilities	8,096.2	3,641.9	1,033.1	(8,316.7)	4,454.5
Stockholder’s (deficiency) equity	(1,853.4)	1,017.5	761.8	(1,781.8)	(1,855.9)
Total liabilities and stockholder’s (deficiency) equity	$6,242.8	$4,659.4	$1,794.9	$(10,098.5)	$2,598.6

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$112.4	$131.2	$253.8	$—	$497.4
Cost of sales	51.1	54.4	90.8	—	196.3
Gross profit	61.3	76.8	163.0	—	301.1
Selling, general and administrative expenses	90.6	60.6	126.5	—	277.7
Acquisition and integration costs	0.6	—	—	—	0.6
Restructuring charges and other, net	5.6	0.7	2.1	—	8.4
Impairment charges	—	—	—	—	—
Gain on divested assets	(1.8)	—	—	—	(1.8)
Operating (loss) income	(33.7)	15.5	34.4	—	16.2
Other (income) expense:
Intercompany interest, net	(0.5)	0.6	(0.1)	—	—
Interest expense	61.9	—	—	—	61.9
Amortization of debt issuance costs	13.3	—	—	—	13.3
Gain on early extinguishment of debt	—	—	—	—	—
Foreign currency losses (gains), net	0.4	0.8	(2.9)	—	(1.7)
Miscellaneous, net	22.2	(14.5)	(6.2)	—	1.5
Other expense (income), net	97.3	(13.1)	(9.2)	—	75.0
(Loss) income from continuing operations before income taxes	(131.0)	28.6	43.6	—	(58.8)
(Benefit from) provision for income taxes	(0.7)	1.5	6.5	—	7.3
(Loss) income from continuing operations, net of taxes	(130.3)	27.1	37.1	—	(66.1)
Equity in income (loss) of subsidiaries	66.7	3.7	—	(70.4)	—
Net (loss) income	$(63.6)	$30.8	$37.1	$(70.4)	$(66.1)
Other comprehensive income (loss)	2.8	(2.9)	(0.3)	3.4	3.0
Total comprehensive (loss) income	$(60.8)	$27.9	$36.8	$(67.0)	$(63.1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$93.8	$78.2	$175.6	$—	$347.6
Cost of sales	54.4	43.5	70.7	—	168.6
Gross profit	39.4	34.7	104.9	—	179.0
Selling, general and administrative expenses	58.8	45.2	90.4	—	194.4
Acquisition and integration costs	2.0	(0.5)	(0.3)	—	1.2
Restructuring charges and other, net	17.1	3.0	0.6	—	20.7
Impairment charges	19.8	—	—	—	19.8
Gain on divested assets	(0.2)	—	—	—	(0.2)
Operating (loss) income	(58.1)	(13.0)	14.2	—	(56.9)
Other (income) expense:
Intercompany interest, net	(0.3)	0.6	(0.3)	—	—
Interest expense	59.2	—	1.7	—	60.9
Amortization of debt issuance costs	6.0	—	—	—	6.0
Gain on early extinguishment of debt, net	(11.9)	—	—	—	(11.9)
Foreign currency losses (gains), net	6.2	0.5	(4.4)	—	2.3
Miscellaneous, net	24.9	(6.9)	2.6	—	20.6
Other expense (income), net	84.1	(5.8)	(0.4)	—	77.9
(Loss) income from continuing operations before income taxes	(142.2)	(7.2)	14.6	—	(134.8)
(Benefit from) provision for income taxes	(35.8)	21.6	4.6	—	(9.6)
Loss (income) from continuing operations, net of taxes	(106.4)	(28.8)	10.0	—	(125.2)
Equity in income (loss) of subsidiaries	4.7	(6.9)	—	2.2	—
Net (loss) income	$(101.7)	$(35.7)	$10.0	$2.2	$(125.2)
Other comprehensive income (loss)	14.3	7.9	11.2	(19.1)	14.3
Total comprehensive (loss) income	$(87.4)	$(27.8)	$21.2	$(16.9)	$(110.9)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$208.5	$249.4	$484.5	$—	$942.4
Cost of sales	98.7	110.4	178.4	—	387.5
Gross profit	109.8	139.0	306.1	—	554.9
Selling, general and administrative expenses	188.8	113.0	235.4	—	537.2
Acquisition, integration and divestiture costs	1.1	—	0.1	—	1.2
Restructuring charges and other, net	6.8	2.2	4.8	—	13.8
(Gain) loss on divested assets	(1.8)	—	—	—	(1.8)
Operating (loss) income	(85.1)	23.8	65.8	—	4.5
Other (income) expense:
Intercompany interest, net	(0.8)	1.2	(0.4)	—	—
Interest expense	119.7	—	1.1	—	120.8
Amortization of debt issuance costs	22.0	—	—	—	22.0
Foreign currency losses, net	(0.2)	(0.9)	2.7	—	1.6
Miscellaneous, net	36.7	(11.8)	(22.2)	—	2.7
Other expense (income), net	177.4	(11.5)	(18.8)	—	147.1
(Loss) income from operations before income taxes	(262.5)	35.3	84.6	—	(142.6)
Provision for (benefit from) for income taxes	—	1.4	17.0	—	18.4
(Loss) income from operations, net of taxes	(262.5)	33.9	67.6	—	(161.0)
Equity in income (loss) of subsidiaries	110.0	9.7	—	(119.7)	—
Net (loss) income	$(152.5)	$43.6	$67.6	$(119.7)	$(161.0)
Other comprehensive (loss) income	1.6	4.2	2.5	(6.7)	1.6
Total comprehensive (loss) income	$(150.9)	$47.8	$70.1	$(126.4)	$(159.4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$210.2	$190.7	$399.8	$(0.1)	$800.6
Cost of sales	112.9	97.9	155.7	(0.1)	366.4
Gross profit	97.3	92.8	244.1	—	434.2
Selling, general and administrative expenses	163.2	116.1	202.5	—	481.8
Acquisition, integration and divestiture costs	3.2	—	0.1	—	3.3
Restructuring charges and other, net	40.7	4.3	0.5	—	45.5
Impairment charges	144.1	—	—	—	144.1
Loss on divested assets	0.6	—	—	—	0.6
Operating (loss) income	(254.5)	(27.6)	41.0	—	(241.1)
Other (income) expenses:
Intercompany interest, net	(3.0)	1.1	1.9	—	—
Interest expense	105.7	—	3.6	—	109.3
Amortization of debt issuance costs	10.0	—	—	—	10.0
Loss on early extinguishment of debt, net	(11.9)	—	—	—	(11.9)
Foreign currency losses, net	0.6	2.4	15.9	—	18.9
Miscellaneous, net	0.9	(16.1)	31.7	—	16.5
Other expense (income), net	102.3	(12.6)	53.1	—	142.8
Loss from operations before income taxes	(356.8)	(15.0)	(12.1)	—	(383.9)
Benefit from income taxes	(52.1)	1.4	4.2	—	(46.5)
(Loss) income from operations, net of taxes	(304.7)	(16.4)	(16.3)	—	(337.4)
Equity in (loss) income of subsidiaries	(29.3)	(26.9)	—	56.2	—
Net (loss) income	$(334.0)	$(43.3)	$(16.3)	$56.2	$(337.4)
Other comprehensive (loss) income	11.6	14.4	2.4	(16.8)	11.6
Total comprehensive (loss) income	$(322.4)	$(28.9)	$(13.9)	$39.4	$(325.8)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(38.3)	$(41.2)	$40.2	$—	$(39.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(0.6)	0.2	(0.4)	—	(0.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.2)	(4.6)	(1.9)	—	(6.7)
Borrowings on term loans	305.0	—	—	—	305.0
Repayments on term loans	(176.1)	—	—	—	(176.1)
Net (repayments) borrowings under the revolving credit facilities	(36.8)	—	—	—	(36.8)
Payment of financing costs	(15.8)	—	—	—	(15.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities	73.5	(4.6)	(1.9)	—	67.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18.0)	47.7	(30.7)	—	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	16.6	2.1	7.2	—	25.9
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$23.1	$9.9	$95.4	$—	$128.4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(148.3)	$14.6	$(30.5)	$—	$(164.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(2.7)	—	—	—	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings and overdraft	(1.3)	(6.2)	0.5	—	(7.0)
Net borrowings under the Amended 2016 Revolving Credit Facility	(22.9)	—	—	—	(22.9)
Borrowings under the 2020 BrandCo Facilities	880.0	—	—	—	880.0
Repurchases of the 5.75% Senior Notes	(99.6)	—	—	—	(99.6)
Repayment of the 2019 Term Loan Facility	(200.0)	—	—	—	(200.0)
Repayments under the 2018 Foreign Asset-Based Term Loan	(31.4)	—	—	—	(31.4)
Repayments under the 2016 Term Loan Facility	(6.9)	—	—		(6.9)
Payments of financing costs	(101.2)	—	—	—	(101.2)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(1.0)	—	—	—	(1.0)
Net cash provided by (used in) financing activities	414.1	(6.2)	0.5	—	408.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(9.0)	6.9	—	(2.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	263.1	(0.6)	(23.1)	—	239.4
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	97.2	$—	104.5
Cash, cash equivalents and restricted cash at end of period	$264.1	$5.8	$74.1	$—	$343.9

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the information contained in the Unaudited Consolidated Financial Statements and related notes included elsewhere in this document, and in the Company's other public filings with the Securities and Exchange Commission (“SEC”), including our 2020 Form 10-K. As discussed in more detail in the Section entitled “Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.

COVID-19 Pandemic

While the Company continues to execute its business strategy, the ongoing COVID-19 pandemic has adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. The COVID-19 pandemic’s adverse impact on the global economy has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse conditions have resulted in the general slowdown of the global economy, in turn contributing to declines in net sales within some of the Company’s reporting segments and regions. However, as COVID-19 restrictions are lifted, the Company is seeing a resumption in consumer spending and consumption. The Company continues to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

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
Business Strategy

The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online. The Company has continued to deliver against the objectives of the Revlon Global Growth Accelerator (“RGGA”) program, which includes rightsizing our organization with the objectives of driving improved profitability, cash flow and liquidity. The Company is also managing the business to conserve cash and liquidity, as well as focusing on stabilizing the business, growing e-commerce and preparing the foundation for achieving future growth.

Strategic Review

In August 2019, it was disclosed that MacAndrews & Forbes and the Company determined to explore strategic transactions involving the Company and third parties. This review is ongoing and remains focused on exploring potential options for the Company's portfolio and regional brands (the “Strategic Review”).

For additional information regarding the Company's business, see Part 1, Item 1 "Business" in the Company's 2020 Form 10-K.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Overview of Net Sales and Earnings Results

Consolidated net sales in the second quarter of 2021 were $497.4 million, a $149.8 million increase, or 43.1%, compared to $347.6 million in the second quarter of 2020. Excluding the $22.4 million favorable FX impact, consolidated net sales increased by $127.4 million, or 36.7%, during the second quarter of 2021.The XFX net sales increase of $127.4 million in the second quarter of 2021 was due to: a $43.4 million, or 32.1% increase in Revlon segment net sales, a $41.5 million, or 96.1%, increase in Fragrances segment net sales, a $35.5 million, or 43.9%, increase in Elizabeth Arden segment net sales and a $7.0 million or 7.9%, increase in Portfolio segment net sales.

Consolidated net sales in the six months ended June 30, 2021 were $942.4 million, a $141.8 million increase, or 17.7%, compared to $800.6 million in the six months ended June 30, 2020. Excluding the $36.9 million favorable FX impact, consolidated net sales increased by $104.9 million, or 13.1%, during the six months ended June 30, 2021. The XFX net sales increase of $104.9 million in the six months ended June 30, 2021 was due to: a $48.9 million, or 44.8%, increase in Fragrances segment net sales, a $46.9 million, or 26.6%, increase in Elizabeth Arden segment net sales, a $18.2 million, or 5.7%, increase in Revlon segment net sales, partially offset by a $9.1 million, or 4.6%, decrease in Portfolio segment net sales.
Consolidated loss from continuing operations, net of taxes, in the second quarter of 2021 was $67.7 million, compared to $126.8 million in the second quarter of 2020. The $59.1 million decrease in consolidated loss from continuing operations, net of taxes, in the second quarter of 2021 was primarily due to:
•$122.1 million of higher gross profit, primarily due to higher net sales in the second quarter of 2021, primarily as a result of the effects of COVID-19 on net sales during the second quarter of 2020;
•a $19.8 million decrease in non-cash impairment charges attributable to the non-cash impairment charges of $11.2 million and of $8.6 million recorded on the Company's goodwill and on certain of the Company's indefinite-lived intangible assets, respectively, following the Company's interim impairment assessments during the second quarter of 2020, compared to having no impairment charges in the second quarter of 2021;
•a $19.1 million net decrease in other miscellaneous expenses, net, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to financing fees expensed in 2020 in connection with the 2020 BrandCo Refinancing Transactions;
•a $12.3 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the second quarter of 2021, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring program during the second quarter of 2020;
•$4.0 million of favorable variance in foreign currency, resulting from $1.7 million in foreign currency gains during the second quarter of 2021, compared to $2.3 million in foreign currency losses during the second quarter of 2020; and
•a $1.6 million increase in gain on divested assets, primarily related to the sale of certain assets in the second quarter of 2020, consisting of the Company's Gatineau brand;
with the foregoing partially offset by:
•$83.1 million of higher SG&A expenses in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the increased level of activity compared to the prior year quarter, as the Company starts to show signs of rebound from the negative effects of the ongoing COVID-19 pandemic;
•a $17.1 million increase in the provision for income taxes in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in losses for which no tax benefit can be recognized;
•a $11.9 million decrease in net gain on the early extinguishment of debt in the second quarter of 2021, attributable to the net gain of approximately $11.9 million recorded upon the repurchase and cancellation of approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the second quarter of 2020, compared to having no gain in the second quarter of 2021;
•a $7.3 million increase in amortization of debt issuance costs in the second quarter of 2021, compared to the second quarter of 2020, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2021 and 2020 Refinancing Transactions; and
•a $1.0 million increase in interest expense in the second quarter of 2021, compared to the second quarter of 2020, primarily due to higher weighted average borrowings and higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consolidated loss from continuing operations, net of taxes, in the six months ended June 30, 2021 was $163.7 million, compared to consolidated loss from continuing operations, net of taxes, of $340.7 million in the six months ended June 30, 2020. The $177.0 million decrease in consolidated loss from continuing operations, net of taxes was primarily due to:
•a $144.1 million decrease in impairment charges attributable to the non-cash impairment charges of $111.0 million and of $33.1 million recorded on the Company's goodwill and on certain of the Company's indefinite-lived intangible assets, respectively, following the Company's interim impairment assessments during the six months ended June 30, 2020, all of which are primarily attributable to the effects of COVID-19, compared to having no impairment charges in 2021;
•$120.7 million of higher gross profit in the six months ended June 30, 2021, primarily due to higher net sales in the six months ended June 30, 2021, primarily as a result of the effects of COVID-19 on net sales during the prior year period;
•a $31.7 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the six months ended June 30, 2021, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring Program in the six months ended June 30, 2020;
•$17.3 million of favorable variance in foreign currency, resulting from $1.6 million in foreign currency losses during the six months ended June 30, 2021, compared to $18.9 million in foreign currency losses during the six months ended June 30, 2020;
•a $13.8 million decrease in other miscellaneous expenses, net, in the six months ended June 30, 2021, compared to the prior year period, primarily due to financing fees expensed in 2020 in connection with the 2020 BrandCo Refinancing Transactions;
•$2.4 million of lower loss on divested assets primarily related to the loss of $0.6 million recorded during the six months ended June 30, 2020 on the sale of certain assets, compared to having $1.8 million in gains in the six months ended June 30, 2021, primarily related to the sale of certain assets in the second quarter of 2020, consisting of the Company's Gatineau brand; and
•a $2.1 million decrease in acquisition, integration and divestiture costs in the six months ended June 30, 2021, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP in the prior year period;
with the foregoing partially offset by:
•a $65.5 million increase in the provision for income taxes in the six months ended June 30, 2021, compared to the prior year period, primarily due to an increase in losses for which no tax benefit can be recognized;
•$54.2 million of higher SG&A expenses in the six months ended June 30, 2021, compared to the prior year period, primarily driven by the increased level of activity compared to the prior year period, as the Company starts to show signs of rebound from the negative effects of the ongoing COVID-19 pandemic;
•a $12.0 million increase in amortization of debt issuance costs in the six months ended June 30, 2021, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2021 and 2020 Refinancing Transactions;
•a $11.9 million decrease in net gain on the early extinguishment of debt in the second quarter of 2021, attributable to the net gain of approximately $11.9 million recorded upon the repurchase and cancellation of approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the second quarter of 2020, compared to having no gain in the second quarter of 2021; and
•a $11.5 million increase in interest expense in the six months ended June 30, 2021, compared to the prior year period, primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

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

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended June 30,		Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%	2021	2020	$	%	$	%
Revlon	$186.8	$135.0	$51.8	38.4%	$43.4	32.1%	$21.2	$12.3	$8.9	72.4%	$7.1	57.7%
Elizabeth Arden	124.7	80.9	43.8	54.1%	35.5	43.9%	11.6	10.8	0.8	7.4%	(0.5)	(4.6)%
Portfolio	98.7	88.5	10.2	11.5%	7.0	7.9%	11.1	14.5	(3.4)	(23.4)%	(4.0)	(27.6)%
Fragrances	87.2	43.2	44.0	101.9%	41.5	96.1%	20.0	7.8	12.2	156.4%	11.8	151.3%
Total	$497.4	$347.6	$149.8	43.1%	$127.4	36.7%	$63.9	$45.4	$18.5	40.7%	$14.4	31.7%

	Net Sales						Segment Profit
	Six Months Ended June 30,		Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%	2021	2020	$	%	$	%
Revlon	$348.8	$316.8	$32.0	10.1%	$18.2	5.7%	$29.2	$27.9	$1.3	4.7%	$(1.5)	(5.4)%
Elizabeth Arden	236.9	176.1	60.8	34.5%	46.9	26.6%	20.8	15.0	5.8	38.7%	3.1	20.7%
Portfolio	194.7	198.5	(3.8)	(1.9)%	(9.1)	(4.6)%	24.2	21.7	2.5	11.5%	1.4	6.5%
Fragrances	162.0	109.2	52.8	48.4%	48.9	44.8%	27.9	9.2	18.7	203.3%	18.1	196.7%
Total	$942.4	$800.6	$141.8	17.7%	$104.9	13.1%	$102.1	$73.8	$28.3	38.3%	$21.1	28.6%

(a) XFX excludes the impact of foreign currency fluctuations.
(N.M. - Not meaningful)

Revlon Segment

Second quarter results:

Revlon segment net sales in the three months ended June 30, 2021 were $186.8 million, a $51.8 million, or 38.4%, increase, compared to $135.0 million in the three months ended June 30, 2020. Excluding the $8.4 million favorable FX impact, total Revlon segment net sales in the three months ended June 30, 2021 increased by $43.4 million, or 32.1%, compared to the three months ended June 30, 2020. The Revlon segment XFX increase in net sales of $43.4 million in the three months ended June 30, 2021 was driven by higher net sales of Revlon color cosmetics, both in North America and in International regions, and, to a lower extent, higher net sales of Revlon-branded professional hair care products in International regions. This increase was due, primarily, to retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

temporary lifting of restrictions related to the ongoing COVID-19 pandemic, partially offset by decreased net sales in North America of Revlon ColorSilk hair color products, Revlon-branded hair-care products and Revlon-branded beauty tools.

Revlon segment profit in the three months ended June 30, 2021 was $21.2 million, a $8.9 million, or 72.4%, increase, compared to $12.3 million in the three months ended June 30, 2020. Excluding the $1.8 million favorable FX impact, Revlon segment profit in the three months ended June 30, 2021 increased by $7.1 million, or 57.7%, compared to the three months ended June 30, 2020. This increase was driven primarily by the Revlon segment's higher net sales, as described above, as well as higher gross profit margin, partially offset by higher brand support and other SG&A expenses, primarily driven by the increase in sales' activity.

Year-to-date results:

Revlon segment net sales in the six months ended June 30, 2021 were $348.8 million, a $32.0 million, or 10.1%, increase, compared to $316.8 million in the six months ended June 30, 2020. Excluding the $13.8 million favorable FX impact, total Revlon segment net sales in the six months ended June 30, 2021 increased by $18.2 million, or 5.7%, compared to the six months ended June 30, 2020. The Revlon segment's XFX increase in net sales of $18.2 million in the six months ended June 30, 2021 was driven by higher net sales of Revlon color cosmetics in North America and higher net sales of Revlon-branded professional hair care products in International regions. This increase was due, primarily, to the mass retail channel starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic, partially offset by decreased net sales in North America of Revlon ColorSilk hair color products and Revlon-branded hair-care products.

Revlon segment profit in the six months ended June 30, 2021 was $29.2 million, a $1.3 million, or 4.7%, increase, compared to $27.9 million in the six months ended June 30, 2020. Excluding the $2.8 million favorable FX impact, Revlon segment profit in the six months ended June 30, 2021 decreased by $1.5 million, or 5.4%, compared to the six months ended June 30, 2020. This decrease was driven primarily by the Revlon segment's higher brand support expenses to support the increase in sales' activity, partially offset primarily by higher net sales, as described above, as well as slightly higher gross profit margin,

Elizabeth Arden Segment

Second quarter results:

Elizabeth Arden segment net sales in the three months ended June 30, 2021 were $124.7 million, a $43.8 million, or 54.1%, increase, compared to $80.9 million in the three months ended June 30, 2020. Excluding the $8.3 million favorable FX impact, Elizabeth Arden segment net sales in the three months ended June 30, 2021 increased by $35.5 million, or 43.9%, compared to the three months ended June 30, 2020. The Elizabeth Arden segment XFX increase in net sales of $35.5 million in the three months ended June 30, 2021 was driven primarily by higher net sales of Ceramide skin care products, Green Tea and White Tea fragrances, as well as certain other Elizabeth Arden-branded fragrances and skin care products, primarily in International regions. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, primarily internationally.

Elizabeth Arden segment profit in the three months ended June 30, 2021 was $11.6 million, a $0.8 million increase, compared to $10.8 million in the three months ended June 30, 2020. Excluding the $1.3 million favorable FX impact, Elizabeth Arden segment profit in the three months ended June 30, 2021 decreased by $0.5 million, compared to the three months ended June 30, 2020. This decrease was driven primarily by the Elizabeth Arden segment's higher brand support and other SG&A expenses to support the increase in sales activity, as well as moderately lower gross profit margin, partially offset by higher net sales, as described above.

Year-to-date results:

Elizabeth Arden segment net sales in the six months ended June 30, 2021 were $236.9 million, a $60.8 million, or 34.5%, increase, compared to $176.1 million in the six months ended June 30, 2020. Excluding the $13.9 million favorable FX impact, Elizabeth Arden segment net sales in the six months ended June 30, 2021 increased by $46.9 million, or 26.6%, compared to

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the six months ended June 30, 2020. The Elizabeth Arden segment XFX increase in net sales of $46.9 million in the six months ended June 30, 2021 was driven primarily by higher net sales of Ceramide skin care products, both in International regions and in North America, and, to a lower extent, higher net sales of Green Tea and White Tea fragrances, as well as other Elizabeth Arden-branded fragrances and skin care products, primarily in International regions. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage, primarily in connection with the delayed launches on certain new products.

Elizabeth Arden segment profit in the six months ended June 30, 2021 was $20.8 million, a $5.8 million, or 38.7%, increase, compared to $15.0 million in the six months ended June 30, 2020. Excluding the $2.7 million favorable FX impact, Elizabeth Arden segment profit in the six months ended June 30, 2021 increased by $3.1 million, or 20.7%, compared to the six months ended June 30, 2020. This increase was driven primarily by the Elizabeth Arden segment's higher net sales as described above, partially offset by higher brand support and other SG&A expenses to support the increase in sales activity, as well as moderately lower gross profit margin.

Portfolio Segment

Second quarter results:
Portfolio segment net sales in the three months ended June 30, 2021 were $98.7 million, a $10.2 million, or 11.5%, increase, compared to $88.5 million in the three months ended June 30, 2020. Excluding the $3.2 million favorable FX impact, total Portfolio segment net sales in the three months ended June 30, 2021 increased by $7.0 million, or 7.9%, compared to the three months ended June 30, 2020. The Portfolio segment XFX increase in net sales of $7.0 million in the three months ended June 30, 2021 was driven primarily by higher net sales of Mitchum anti-perspirant deodorants and American Crew men's grooming products, and also by higher net sales in North America of Almay color cosmetics and CND nail products, primarily in connection with the mass retail channel starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic. This increase was partially offset, primarily, by lower net sales of previously sold brands and of certain local and regional skin care products brands in International regions.

Portfolio segment profit in the three months ended June 30, 2021 was $11.1 million, a $3.4 million, or 23.4%, decrease, compared to $14.5 million in the three months ended June 30, 2020. Excluding the $0.6 million favorable FX impact, Portfolio segment profit in the three months ended June 30, 2021 decreased by $4.0 million, or 27.6%, compared to the three months ended June 30, 2020. This decrease was driven primarily by the Portfolio segment's higher brand support and other SG&A expenses to support the increase in sales activity, partially offset by higher net sales, as described above, as well as higher gross profit margin.
Year-to-date results:
Portfolio segment net sales in the six months ended June 30, 2021 were $194.7 million, a $3.8 million, or 1.9%, decrease, compared to $198.5 million in the six months ended June 30, 2020. Excluding the $5.3 million favorable FX impact, total Portfolio segment net sales in the six months ended June 30, 2021 decreased by $9.1 million, or 4.6%, compared to the six months ended June 30, 2020. The Portfolio segment XFX decrease in net sales of $9.1 million in the six months ended June 30, 2021 was driven primarily by lower net sales of previously sold brands and of certain local and regional skin care products brands, both in International regions and in North America. This decrease was partially offset by higher net sales of American Crew men's grooming products, and also by higher net sales in North America of CND nail products and Almay color cosmetics, primarily in connection with retail channels recently starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.
Portfolio segment profit in the six months ended June 30, 2021 was $24.2 million, a $2.5 million, or 11.5%, increase compared to $21.7 million in the six months ended June 30, 2020. Excluding the $1.1 million favorable FX impact, Portfolio segment profit in the six months ended June 30, 2021 increased by $1.4 million, or 6.5%, compared to the six months ended June 30, 2020. This increase was driven primarily by the Portfolio segment's higher gross profit margin, as well as lower SG&A, achieved primarily through RGGA, partially offset by higher brand support expenses and lower net sales as described above.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Fragrances Segment

Second quarter results:
Fragrances segment net sales in the three months ended June 30, 2021 were $87.2 million, a $44.0 million, or 101.9%, increase, compared to $43.2 million in the three months ended June 30, 2020. Excluding the $2.5 million favorable FX impact, total Fragrances segment net sales in the three months ended June 30, 2021 increased by $41.5 million, or 96.1%, compared to the three months ended June 30, 2020. The Fragrances segment XFX increase in net sales of $41.5 million in the three months ended June 30, 2021 was driven primarily by higher net sales of Juicy Couture, John Varvatos, Britney Spears and Curve fragrances, as well as other branded and distributed fragrances, primarily in North America and, to a lower extent, also in International regions, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Fragrances segment profit in the three months ended June 30, 2021 was $20.0 million, a $12.2 million, or 156.4%, increase, compared to $7.8 million in the three months ended June 30, 2020. Excluding the $0.4 million favorable FX impact, Fragrances segment profit in the three months ended June 30, 2021 increased by $11.8 million, or 151.3%, compared to the three months ended June 30, 2020. This increase was driven primarily by the Fragrances segment's higher net sales, as described above, partially offset by higher SG&A including brand support expense to support the increase in sales activity.
Year-to-date results:
Fragrances segment net sales in the six months ended June 30, 2021 were $162.0 million, a $52.8 million, or 48.4%, increase, compared to $109.2 million in the six months ended June 30, 2020. Excluding the $3.9 million favorable FX impact, total Fragrances segment net sales in the six months ended June 30, 2021 increased by $48.9 million, or 44.8%, compared to the six months ended June 30, 2020. The Fragrances segment XFX increase in net sales of $48.9 million in the six months ended June 30, 2021 was driven primarily by higher net sales of Juicy Couture, John Varvatos, Curve and Britney Spears fragrances, as well as other brand and distributed fragrances, primarily in North America and, to a lower extent, also in International regions, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.
Fragrances segment profit in the six months ended June 30, 2021 was $27.9 million, a $18.7 million, increase, compared to $9.2 million in the six months ended June 30, 2020. Excluding the $0.6 million favorable FX impact, Fragrances segment profit in the six months ended June 30, 2021 increased by $18.1 million, compared to the six months ended June 30, 2020. This increase was driven primarily by the Fragrances segment's higher net sales, as described above, partially offset by the segment's higher other SG&A expenses primarily due to the increase in sales activity.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended June 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%
Revlon
North America	$99.5	$80.1	$19.4	24.2%	$18.4	23.0%
International	87.3	54.9	32.4	59.0%	25.0	45.5%
Elizabeth Arden
North America	$20.2	$15.0	$5.2	34.7%	$4.6	30.7%
International	104.5	65.9	38.6	58.6%	30.9	46.9%
Portfolio
North America	$63.2	$52.1	$11.1	21.3%	$10.9	20.9%
International	35.5	36.4	(0.9)	(2.5)%	(3.9)	(10.7)%
Fragrance
North America	$61.0	$29.7	$31.3	105.4%	$31.3	105.4%
International	26.2	13.5	12.7	94.1%	10.2	75.6%
Total Net Sales	$497.4	$347.6	$149.8	43.1%	$127.4	36.7%

	Six Months Ended June 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%
Revlon
North America	$182.5	$179.2	$3.3	1.8%	$2.1	1.2%
International	166.3	137.6	28.7	20.9%	16.1	11.7%
Elizabeth Arden
North America	$48.6	$36.4	$12.2	33.5%	$10.8	29.7%
International	188.3	139.7	48.6	34.8%	36.1	25.8%
Portfolio
North America	$126.7	$122.9	$3.8	3.1%	$3.1	2.5%
International	68.0	75.6	(7.6)	(10.1)%	(12.2)	(16.1)%
Fragrances
North America	$112.3	$71.9	$40.4	56.2%	$40.1	55.8%
International	49.7	37.3	12.4	33.2%	8.8	23.6%
Total Net Sales	$942.4	$800.6	$141.8	17.7%	$104.9	13.1%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Second quarter results:

North America

In North America, Revlon segment net sales in the three months ended June 30, 2021 increased by $19.4 million, or 24.2%, to $99.5 million, compared to $80.1 million in the three months ended June 30, 2020. Excluding the $1.0 million favorable FX impact, Revlon segment net sales in North America in the three months ended June 30, 2021 increased by $18.4 million, or 23.0%, compared to the three months ended June 30, 2020. The Revlon segment's $18.4 million XFX increase in North America net sales in the three months ended June 30, 2021 was due to higher net sales of Revlon color cosmetics due, primarily, to retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

partially offset by lower net sales of Revlon ColorSilk hair color products, Revlon-branded hair-care products and Revlon-branded beauty tools.

International

Internationally, Revlon segment net sales in the three months ended June 30, 2021 increased by $32.4 million, or 59.0%, to $87.3 million, compared to $54.9 million in the three months ended June 30, 2020. Excluding the $7.4 million favorable FX impact, Revlon segment International net sales in the three months ended June 30, 2021 increased by $25.0 million, or 45.5%, compared to the three months ended June 30, 2020. The Revlon segment's $25.0 million XFX increase in International net sales in the three months ended June 30, 2021 was driven primarily by higher net sales of Revlon-branded professional hair care products, Revlon color cosmetics, and, to a lower extent, Revlon ColorSilk hair color products across all of the Company's International regions, due, primarily, to salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic and to retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Year-to-date results:

North America

In North America, Revlon segment net sales in the six months ended June 30, 2021 increased by $3.3 million, or 1.8%, to $182.5 million, compared to $179.2 million in the six months ended June 30, 2020. Excluding the $1.2 million favorable FX impact, Revlon segment net sales in North America in the six months ended June 30, 2021 increased by $2.1 million, or 1.2%, compared to the six months ended June 30, 2020. The Revlon segment's $2.1 million XFX increase in North America net sales in the six months ended June 30, 2021 was primarily due to higher net sales of Revlon color cosmetics, which year-to-date positive performance was driven by the increase in sales experienced in the three months ended June 30, 2021, as disclosed elsewhere above, partially offset by lower net sales of Revlon ColorSilk hair color products and Revlon-branded hair-care products.

International

Internationally, Revlon segment net sales in the six months ended June 30, 2021 increased by $28.7 million, or 20.9%, to $166.3 million, compared to $137.6 million in the six months ended June 30, 2020. Excluding the $12.6 million favorable FX impact, Revlon segment International net sales in the six months ended June 30, 2021 increased by $16.1 million, or 11.7%, compared to the six months ended June 30, 2020. The Revlon segment's $16.1 million XFX increase in International net sales in the six months ended June 30, 2021 was driven primarily by higher net sales of Revlon-branded professional hair-care products and of Revlon ColorSilk hair color products, primarily in the EMEA region. This increase was partially offset primarily by lower net sales of Revlon color cosmetics attributable to the negative year-to-date effects of the COVID-19 pandemic on this items in this region, which only started to show improvements during the three months ended June 30, 2021.

Elizabeth Arden Segment

Second quarter results:

North America

In North America, Elizabeth Arden segment net sales in the three months ended June 30, 2021 increased by $5.2 million, or 34.7%, to $20.2 million, compared to $15.0 million in the three months ended June 30, 2020. Excluding the $0.6 million favorable FX impact, Elizabeth Arden net sales in North America in the three months ended June 30, 2021 increased by $4.6 million, or 30.7%, compared to the three months ended June 30, 2020. The Elizabeth Arden segment's $4.6 million XFX increase in North America net sales in the three months ended June 30, 2021 was driven primarily by higher net sales of certain Elizabeth Arden-branded fragrances and other skin care products due, primarily, to signs of improvements from the effects of

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets. This increase was partially offset by lower net sales of Ceramide skin care products.

International

Internationally, Elizabeth Arden segment net sales in the three months ended June 30, 2021 increased by $38.6 million, or 58.6%, to $104.5 million, compared to $65.9 million in the three months ended June 30, 2020. Excluding the $7.7 million favorable FX impact, Elizabeth Arden segment International net sales in the three months ended June 30, 2021 increased by $30.9 million, or 46.9%, compared to the three months ended June 30, 2020. The Elizabeth Arden segment's $30.9 million XFX increase in International net sales in the three months ended June 30, 2021 was driven primarily by higher net sales of Ceramide skin care products, Green Tea and White Tea fragrances, as well as certain other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets.

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the six months ended June 30, 2021 increased by $12.2 million, or 33.5%, to $48.6 million, compared to $36.4 million in the six months ended June 30, 2020. Excluding the $1.4 million favorable FX impact, Elizabeth Arden segment net sales in North America in the six months ended June 30, 2021 increased by $10.8 million, or 29.7%, compared to the six months ended June 30, 2020. The Elizabeth Arden segment's $10.8 million XFX increase in North America net sales in the six months ended June 30, 2021 was driven primarily by higher net sales of Ceramide skin care products, as well as certain other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage, primarily in connection with the delayed launches on certain new products.

International

Internationally, Elizabeth Arden segment net sales in the six months ended June 30, 2021 increased by $48.6 million, or 34.8%, to $188.3 million, compared to $139.7 million in the six months ended June 30, 2020. Excluding the $12.5 million favorable FX impact, Elizabeth Arden segment International net sales in the six months ended June 30, 2021 increased by $36.1 million, or 25.8%, compared to the six months ended June 30, 2020. The Elizabeth Arden segment's $36.1 million XFX increase in International net sales in the six months ended June 30, 2021 was driven primarily by higher net sales of Ceramide skin care products and, to a lower extent, higher net sales of Green Tea and White Tea fragrances, as well as other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage, primarily in connection with the delayed launches on certain new products.

Portfolio Segment

Second quarter results:

North America

In North America, Portfolio segment net sales in the three months ended June 30, 2021 increased by $11.1 million, or 21.3%, to $63.2 million, compared to $52.1 million in the three months ended June 30, 2020. Excluding the $0.2 million favorable FX impact, Portfolio segment North America net sales in the three months ended June 30, 2021 increased by $10.9 million, or 20.9%, compared to the three months ended June 30, 2020. The Portfolio segment's $10.9 million XFX increase in North America net sales in the three months ended June 30, 2021 was driven primarily by higher net sales of Almay color cosmetics, CND nail products, American Crew men's grooming products, Mitchum anti-perspirant deodorants, and also, to a lower extent, higher net sales of certain local and regional skin care products, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

International

Internationally, Portfolio segment net sales in the three months ended June 30, 2021 decreased by $0.9 million, or 2.5%, to $35.5 million, compared to $36.4 million in the three months ended June 30, 2020. Excluding the $3.0 million favorable FX impact, Portfolio segment International net sales decreased by $3.9 million, or 10.7%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Portfolio segment's $3.9 million XFX decrease in International net sales in the three months ended June 30, 2021 was driven primarily by lower net sales of previously sold brands and of certain local and regional skin care products brands. This decrease was partially offset by higher net sales of Mitchum anti-perspirant deodorants and American Crew men's grooming products, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Year-to-date results:
North America

In North America, Portfolio segment net sales in the six months ended June 30, 2021 increased by $3.8 million, or 3.1%, to $126.7 million, as compared to $122.9 million in the six months ended June 30, 2020. Excluding the $0.7 million favorable FX impact, Portfolio segment net sales in North America in the six months ended June 30, 2021 increased by $3.1 million, or 2.5%, compared to the six months ended June 30, 2020. The Portfolio segment's $3.1 million XFX increase in North America net sales in the six months ended June 30, 2021 was driven primarily by higher net sales of CND nail products, American Crew men's grooming products and Almay color cosmetics, primarily in connection with retail channels recently starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic. This increase was partially offset by lower net sales of certain local and regional skin care products brands and, to a lower extent, of Mitchum anti-perspirant deodorants.

International

Internationally, Portfolio segment net sales in the six months ended June 30, 2021 decreased by $7.6 million, or 10.1%, to $68.0 million, compared to $75.6 million in the six months ended June 30, 2020. Excluding the $4.6 million favorable FX impact, Portfolio segment International net sales decreased by $12.2 million, or 16.1%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Portfolio segment's $12.2 million XFX decrease in International net sales in the six months ended June 30, 2021 was driven primarily by lower net sales of previously sold brands and of certain local and regional skin care products brands. This decrease was partially offset primarily by higher net sales of Mitchum anti-perspirant deodorants and American Crew men's grooming products, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Fragrances Segment

Second quarter results:

North America

In North America, Fragrances segment net sales in the three months ended June 30, 2021 increased by $31.3 million, or 105.4%, to $61.0 million, as compared to $29.7 million in the three months ended June 30, 2020. The segment's $31.3 million XFX increase in North America net sales in the three months ended June 30, 2021 was driven primarily by increases in net sales of Juicy Couture, John Varvatos and Curve fragrances as well as in other brand and distributed fragrances, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

International

Internationally, Fragrances segment net sales in the three months ended June 30, 2021 increased by $12.7 million, or 94.1%, to $26.2 million, compared to $13.5 million in the three months ended June 30, 2020. Excluding the $2.5 million favorable FX impact, Fragrances segment International net sales increased by $10.2 million, or 75.6%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The Fragrances segment's $10.2 million XFX increase in International net sales during the three months ended June 30, 2021 was driven primarily by higher net sales of Juicy Couture, Britney Spears and John Varvatos fragrances, as well as, to a lower extent, of other brand and distributed fragrances, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

North America

In North America, Fragrances segment net sales in the six months ended June 30, 2021 increased by $40.4 million, or 56.2%, to $112.3 million, as compared to $71.9 million in the six months ended June 30, 2020. Excluding the $0.3 million favorable FX impact, Fragrances segment net sales in North America increased by $40.1 million, or 55.8%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Fragrances segment's $40.1 million XFX increase in North America net sales in the six months ended June 30, 2021 was driven primarily by higher net sales of Juicy Couture, Curve, John Varvatos and Britney Spears fragrances, as well as other brand and distributed fragrances, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

International

Internationally, Fragrances segment net sales in the six months ended June 30, 2021 increased by $12.4 million, or 33.2%, to $49.7 million, compared to $37.3 million in the six months ended June 30, 2020. Excluding the $3.6 million favorable FX impact, Fragrances segment International net sales increased by $8.8 million, or 23.6%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The Fragrances segment's $8.8 million XFX increase in International net sales in the six months ended June 30, 2021 was driven primarily by higher net sales of Britney Spears, John Varvatos and Juicy Couture fragrances, as well as, to a lower extent, of other brand and distributed fragrances, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Gross profit	$301.1	$179.0	$122.1	$554.9	$434.2	$120.7
Percentage of net sales	60.5%	51.5%	9.0%	58.9%	54.2%	4.7%

Second quarter results:

Gross profit increased by $122.1 million in three months ended June 30, 2021, as compared to three months ended June 30, 2020. Gross profit as a percentage of net sales (i.e., gross margin) in the three months ended June 30, 2021 increased by 9.0% compared to the three months ended June 30, 2020. The increase in gross margin in the three months ended June 30, 2021, as compared to the prior year quarter, was impacted primarily by lower manufacturing costs attributable to the effects of the ongoing COVID-19 pandemic compared to the prior year's quarter, favorable foreign currency impacts and lower sales returns.

Year-to-date results:

Gross profit increased by $120.7 million in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Gross profit as a percentage of net sales (i.e., gross margin) in the six months ended June 30, 2021 increased by 4.7% percentage points, as compared to the six months ended June 30, 2020. The increase in gross margin in the six months ended June 30, 2021, as compared to the prior year period, was impacted primarily by favorable foreign currency impacts and lower sales returns, partially offset by lower favorable inventory adjustment in the six months ended June 30, 2021.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
SG&A expenses	$279.4	$196.3	$83.1	$539.9	$485.7	$54.2

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Second quarter results:

SG&A expenses increased by $83.1 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, driven primarily by:
•higher brand support expenses of approximately $40.9 million, resulting from the resumption of activities to sustain the higher level of net sales across all segments, compared to the three months ended June 30, 2020, when brand support expense had been reduced in response to the early periods of the COVID-19 pandemic;
•higher general and administrative expenses of approximately $23.1 million, primarily driven by the lifting of the temporary cost reduction measures taken in response to COVID-19 that benefited the three months ended June 30, 2020;
•unfavorable FX impact of approximately $11.2 million; and
•higher distribution expenses of approximately $5.5 million, driven primarily by the increase in net sales.

Year-to-date results:

SG&A expenses increased by $54.2 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, driven primarily by:
•higher brand support expenses of approximately $35.6 million, resulting from the resumption of activities to sustain the higher level of net sales across all segments, compared to the six months ended June 30, 2020, when brand support expense had been reduced in response to the early periods of the COVID-19 pandemic; and
•unfavorable FX impact of approximately $18.2 million; and
•higher distribution expenses of approximately $3.2 million, driven primarily by the increase in net sales with the foregoing partially offset by:
•lower general and administrative expenses of approximately $3.6 million, primarily driven by cost reductions achieved during the six months ended June 30, 2021 through the Revlon 2020 Restructuring Program (subsequently renamed during 2021 the Revlon Global Growth Accelerator, “RGGA”, as further defined below).

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Restructuring charges and other, net	$8.4	$20.7	$(12.3)	$13.8	$45.5	$(31.7)

Second quarter results:
Restructuring charges and other, net, decreased $12.3 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily related to lower expenditures under RGGA (as further defined below) in the three months ended June 30, 2021, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring program in the three months ended June 30, 2020.

Year-to-date results:

Restructuring charges and other, net, decreased $31.7 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily related to lower expenditures under RGGA in the six months ended June 30, 2021, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring Program in the six months ended June 30, 2020.

Revlon Global Growth Accelerator Program
On May 10, 2021, the Company announced that it is expanding the existing Revlon 2020 Restructuring Program through 2023. The Company renamed the revised program the Revlon Global Growth Accelerator (“RGGA”). RGGA includes a reinvestment strategy to strengthen our brands and drive long-term profitable margin and revenue growth through realized incremental productivity initiatives and enhanced capabilities.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The major initiatives underlying the RGGA program include:
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

Under RGGA, the Company expects to deliver an updated range of annualized cost reductions of approximately $275 million to $325 million from 2020 through the end of 2023. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $7 million and $35 million of cost reductions during the three and six months ended June 30, 2021, bringing the total cost reductions realized since the inception of the program to approximately $162 million and expects to achieve approximately $60 million to $80 million for the full year 2021 (inclusive of the first and second quarters of 2021 cost reductions), with the balance to be realized during 2022 and 2023.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $185 million and $205 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $15 million of additional capital expenditures. Under the RGGA program, the Company expects to incur pre-tax restructuring and related charges of approximately $65 million to $75 million during 2021 (inclusive of the first and second quarters of 2021 charges) and the remainder during 2022 and 2023. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $21.8 million of the total charges paid as of June 30, 2021, approximately $50 million to $55 million of the total charges expected to be paid during the second half of 2021, with the remainder to be paid during 2022 and 2023.

In connection with RGGA, during the three months ended June 30, 2021, the Company recorded $9.9 million of total pre-tax restructuring and related charges consisting primarily of i) $8.4 million of employee severance, other personnel benefits and other costs; and (ii) $1.5 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. During the six months ended June 30, 2021, the Company recorded $17.2 million of total pre-tax restructuring and related charges consisting primarily of i) $13.8 million of employee severance, other personnel benefits and other costs; and (ii) $3.4 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through June 30, 2021, the Company recorded $86.0 million of total pre-tax restructuring and related charges consisting primarily of i) $64.3 million of employee severance, other personnel benefits and other costs; and (ii) $21.7 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through June 30, 2021, approximately 950 positions have been eliminated worldwide under RGGA.

For further information on RGGA, see Note 2, "Restructuring Charges," to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Impairment charges	$—	$19.8	$(19.8)	$—	$144.1	$(144.1)

Second quarter results:
In the second quarter of 2021, the Company assessed whether indicators of impairment existed that might result in additional impairment charges. Based upon such assessment, no additional impairment changes were recognized for the three months ended June 30, 2021.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

During the second quarter of 2020, primarily as a result of COVID-19 affecting multiple countries around the world, the Company considered whether indicators of impairment existed that would warrant an interim assessment of goodwill for impairment purposes. Based on the second quarter of 2020 interim impairment analysis, the Company recorded $11.2 million and $8.6 million of total non-cash impairment charges on its goodwill and indefinite-lived intangible assets, respectively.

Year-to-date results:

During the six months ended June 30, 2021, the Company assessed whether indicators of impairment existed that might result in additional impairment charges. Based upon such assessment, no additional impairment changes were recognized for the six months ended June 30, 2021.

During the six months ended June 30, 2020, as a result of the COVID-19 pandemic’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the performance of interim impairment analyses. Based on interim impairment analyses during the six months ended June 30, 2020, the Company recorded $111.0 million and $33.1 million of total non-cash impairment charges on its goodwill and indefinite-lived intangible assets, respectively.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest expense	$61.9	$60.9	$1.0	$120.8	$109.3	$11.5

Second quarter results:

The $1.0 million increase in interest expense in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

Year-to-date results:

The $11.5 million increase in interest expense during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

Gain on early extinguishment of debt:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Gain on early extinguishment of debt	—	$(11.9)	$11.9	$—	$(11.9)	$11.9

Gain on early extinguishment of debt for the three and six months ended June 30, 2020 includes net debt extinguishment gains of $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $112.8 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes occurring in the second quarter of 2020.
For information on the terms and conditions of these debt instruments, see Note 8, "Debt," in the Audited Consolidated Financial Statements in the Company's 2020 Form 10-K.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Provision for (benefit from) income taxes:

The table below shows the Company's provision for income taxes for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Provision for (benefit from) income taxes	$7.2	$(9.9)	$17.1	$18.4	$(47.1)	$65.5

Second quarter results:
The Company recorded a provision for income taxes of $7.2 million for the three months ended June 30, 2021, compared to a benefit from income taxes of $9.9 million for the three months ended June 30, 2020. The $17.1 million increase in the provision for income taxes for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.

Year-to-date results:

The Company recorded a provision for income taxes of $18.4 million for the six months ended June 30, 2021, compared to a benefit for income taxes of $47.1 million for the six months ended June 30, 2020. The $65.5 million increase in the provision for income taxes for the six months ended June 30, 2021, compared to same period in 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.

For the three and six months ended June 30, 2021, the Company used the annual effective tax rate method to calculate its tax provision.

For the three and six month periods ended June 30, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would have not been reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

The Company's effective tax rate for the three and six month periods ended June 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.
The Company's effective tax rate for the three and six month periods ended June 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, the deferral of employer social security tax payments, acceleration of alternative minimum tax credit refunds and the increase of the net interest deduction limitation from 30% to 50%. The Company adopted the net interest deduction limitation of 50% for the taxable period ending December 31, 2020 as outlined in the CARES Act.
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
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss - Revlon, Inc.	$(67.7)	$(126.8)	$(163.7)	$(340.7)
Selling, general and administrative expenses - public company costs	1.7	1.9	2.7	3.9
Provision for income taxes	(0.1)	(0.3)	—	(0.6)
Net loss - Products Corporation	$(66.1)	$(125.2)	$(161.0)	$(337.4)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At June 30, 2021, the Company had a liquidity position of $153.1 million, consisting of: (i) $109.8 million of unrestricted cash and cash equivalents (with approximately $97.3 million held outside the U.S.); (ii) $53.5 million in available borrowing capacity under the Amendment No.8 to the Amended 2016 Revolving Credit Facility (which had $282.1 million drawn at such date); and less (iii) approximately $10.2 million of outstanding checks.

Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed in the first half of 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

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

Second Quarter of 2021 Financing Transactions

On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") is extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the Company’s term loan facility due September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility are reduced from $300 million to $270 million and under the SISO Facility are upsized from $100 million to $130 million, (iii) the financial covenant is changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement are increased, and (v) the perpetual cash dominion requirement is replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

On May 7, 2021, the Company also entered into a successor agent appointment and agency transfer agreement pursuant to which MidCap Funding IV Trust ("MidCap") succeeded Citibank, N.A. as the collateral agent and administrative agent for the Amended 2016 Revolving Credit Agreement. Products Corporation has paid certain customary fees to MidCap and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 8.

Amendment No. 8 included an extinguishment, as defined by ASC 470, Debt, with the prior lenders under the Company's Tranche A Revolving Credit facility and the substitution of such lenders under the revolving credit facility with a new lender, MidCap, with which the Company had no prior loans outstanding. In connection with this transaction:

•Fees of $0.8 million paid to the old lenders that were extinguished under the Tranche A Revolving Credit facility were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021;
•Deferred financing costs associated with the extinguished, old lenders prior to the effective date of Amendment No. 8, amounting to approximately $4.7 million, were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021; and
•Fees of approximately $2.1 million paid to the new lender and third parties were recorded as deferred financing costs and are amortized in accordance with the straight-line method over the revised term of Tranche A through May 7, 2024.

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which is no longer involved with the SISO facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized to interest expense (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021.

First Quarter of 2021 Financing Transactions
Tranche A - Revolving Credit Facility and SISO Term Loan Facility

On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement was extended from September 7, 2021 to June 8, 2023, (ii) the commitments under the “Tranche A” revolving facility were reduced from $400 million to $300 million and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing
June 8, 2023 (the “SISO Facility”) has been established and Products Corporation borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Facility were substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Facility accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 increased the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation paid certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.

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

2021 Foreign Asset-Based Term Facility

On March 2, 2021 (the “2021 ABTL Closing Date”), Revlon Finance LLC (the “ABTL Borrower”), a wholly owned indirect subsidiary of Products Corporation, certain foreign subsidiaries of Products Corporation party thereto as guarantors, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (the “ABTL Agent”), entered into an Asset-Based Term Loan Credit Agreement (the “2021 Foreign Asset-Based Term Agreement”, and the term loan facility thereunder, the “2021 Foreign Asset-Based Term Facility”).

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

As a result of the ABTL Refinancing and the closing of the 2021 Foreign Asset-Based Term Facility without the participation of MacAndrews & Forbes as a lender, MacAndrews & Forbes’ commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated on the ABTL Closing Date in accordance with its terms.

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately nil and $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Unaudited Consolidated Balance Sheet as of June 30, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized to interest expense in accordance with the effective interest method over the term of the facility.

Changes in Cash Flows

As of June 30, 2021, the Company had cash, cash equivalents and restricted cash of $128.4 million, compared with $104.5 million at December 31, 2020. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(39.3)	$(164.2)
Net cash used in investing activities	(0.8)	(2.7)
Net cash provided by financing activities	67.0	408.4
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(2.1)
Net decrease in cash, cash equivalents and restricted cash	25.9	239.4
Cash, cash equivalents and restricted cash at beginning of period	102.5	104.5
Cash, cash equivalents and restricted cash at end of period	$128.4	$343.9

Operating Activities
Net cash used in operating activities was $39.3 million and $164.2 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash used in operating activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by a lower loss and favorable working capital changes.

Investing Activities
Net cash used in investing activities was $0.8 million for the six months ended June 30, 2021, compared to $2.7 million of net cash used in investing activities for the six months ended June 30, 2020.

Financing Activities
Net cash provided by financing activities was $67.0 million and $408.4 million for the six months ended June 30, 2021 and 2020, respectively.
Net cash provided by financing activities for the six months ended June 30, 2021 primarily included:
•$230.0 of borrowings under the SISO Term Loan Facility; and
•$75.0 million of borrowings under the 2021 Foreign Asset-Based Term Facility;
with the foregoing partially offset by:
•$100.0 million of net repayments under the SISO Term Loan Facility;
•$58.9 million used to fully repay the 2018 Foreign Asset-Based Term Facility;
•$36.8 million of net repayments under the Amended 2016 Revolving Credit Agreement;
•$15.8 million of payment of financing costs incurred in connection with the first and second quarters of 2021 refinancing transactions, comprised of: (i) approximately $5.6 million of payments of financing costs incurred in connection with the SISO Term Loan Facility; (ii) approximately $7.0 million of financing costs incurred in connection with the Tranche A revolving credit facility; and (iii) approximately $3.2 million of payments of financing costs incurred in connection with the 2021 Foreign Asset-Based Term Facility;
•$7.9 million of interest payments in connection with the troubled debt restructuring accounting treatment of the 2020 Exchange Offer, which were deemed as return of principal to the participating lenders;
•$6.7 million of decreases in short-term borrowings and overdraft;
•$4.7 million of repayments under the 2020 BrandCo Facility; and
•$4.6 million of repayments under the 2016 Term Loan Facility.
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
•$6.9 million used to partially repay the 2016 Term Loan Facility; and
•$7.0 million of decreases in short-term borrowings and overdraft.

Long-Term Debt Instruments

For additional information on the terms and conditions of Products Corporation’s various pre-existing debt instruments and financing transactions, including, without limitation, 5.75% Senior Notes Exchange Offer, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility (which was fully repaid as part of consummating the 2020 BrandCo Refinancing Transactions), 2018 Foreign Asset-Based Term Facility (which was refinanced by the 2021 Foreign Asset-Based Term Facility), 2020 Restated Line of Credit Facility and 6.25% Senior Notes Indenture, reference should be made to the 2020 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of June 30, 2021. At June 30, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2021	Availability at June 30, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$155.6	$102.1	$53.5
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	44.3	50.0	—
(a) Availability as of June 30, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.8 to the Amended 2016 Revolving Credit Facility of $155.6 million which includes a $5.7 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $102.1 million then drawn.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 6.25% Senior Notes Indenture and the 2021 Foreign Asset-Based Term Facility contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the RGGA program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; additional debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. "Risk Factors - A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense."

The Company’s cash contributions to its pension and post-retirement benefit plans in the six months ended June 30, 2021 were $17.2 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $21 million to $24 million in the aggregate for 2021, once given effect to the provision of the American Rescue Plan signed into law by President Biden on March 11, 2021. The Company’s net cash taxes paid in the six months ended June 30, 2021 were $6.6 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2021.

The Company’s purchases of permanent wall displays and capital expenditures in the six months ended June 30, 2021 were $8.9 million and $2.9 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $45 million to $50 million in the aggregate during 2021 and expects that capital expenditures will total approximately $20 million to $25 million in the aggregate during 2021.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2020, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as, currently, primarily the RGGA program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from cost reductions resulting from the implementation of, currently, primarily the RGGA program, and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review.
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

If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to the COVID-19 pandemic or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the RGGA program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements.

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 6.25% Senior Notes Indenture and/or the 2021 Foreign Asset-Based Term Facility and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the 2020 Form 10-K.

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

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Item 4(a) above, the RGGA program and the COVID-19 Organizational Actions did not materially affect the Company's ICFR for the quarter ended June 30, 2021.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended June 30, 2021, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2020 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC
(which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in the Company's 2020 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
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

(ii)in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, whether attributable to COVID-19 or otherwise, inflation, increasing interest rates, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities) and natural disasters;
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

Item 5. Other Information

None.

REVLON, INC. AND SUBSIDIARIES

Exhibits

4.	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1
Amendment No. 8, dated as of May 7, 2021, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to Revlon’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 filed with the SEC on May 10, 2021).

10.	Material Contracts.
10.1
Second Amendment to the Fourth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Annex B to Revlon’s Definitive Proxy Statement for its 2021 Annual Stockholders’ Meeting filed with the SEC on April 20, 2021 (File No. 001-11178)).

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated August 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated August 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated August 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated August 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated August 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated August 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2021

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan
Debra Perelman	Victoria Dolan
President, Chief Executive Officer &	Chief Financial Officer
Director

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan
Debra Perelman	Victoria Dolan
President, Chief Executive Officer &	Chief Financial Officer
Director